Form 10-Q
period 1995-03-31
IGI INC
filed 1995-05-08
CIK 352998

                  IGI, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)



                                   Three months ended March 31,
                                        1995            1994
Net sales                            $ 7,116,926    $ 6,950,343
Cost of sales                          3,297,237      3,402,063
                                     -----------    -----------
Gross profit                           3,819,689      3,548,280

Selling, general and
  administrative expenses              2,709,602      2,625,670
Research and development expenses        343,815        244,017
Research revenues                       (400,000)          -
                                     -----------    -----------
Operating profit                       1,166,272        678,593

Interest expense, net                   (239,163)      (188,558)
                                     -----------    -----------
Income before provision
  for income taxes                       927,109        490,035
Provision for income taxes               283,000        166,000
                                     -----------    -----------

Net income                           $   644,109     $  324,035
                                     ===========    ===========


Income per common and common
  equivalent share:
Net income                                 $ .07          $ .04
                                           =====          =====
Average number of common and common
  equivalent shares                    9,777,328      9,113,078




       The accompanying notes are an integral part of the consolidated financial statements.

                  IGI, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                         (Unaudited)


                                     March 31,      December 31,
         ASSETS                        1995            1994
                                     -----------     -----------
Current assets:
 Cash and equivalents                $   830,084     $   953,976
 Accounts receivable, less allowance
  for doubtful accounts of $181,000    7,621,526       7,276,843
 Inventories                           8,382,404       8,075,147
 Current deferred taxes                   36,641          36,641
 Prepaid expenses and other
  current assets                       1,492,693         912,496
                                     -----------     -----------
Total current assets                  18,363,348      17,248,519
                                     -----------     -----------

Notes receivable, less
 current maturities                      624,634         570,589
                                     -----------     -----------
Property, plant and equipment - at cost:
    Land                                 417,011         416,011
    Buildings and improvements         6,378,497       6,356,842
    Machinery and equipment            8,148,639       7,981,998
    Construction in progress           1,818,400       1,182,821
                                     -----------     -----------
                                      16,762,547      15,937,672

  Less accumulated depreciation       (7,646,498)     (7,454,437)
                                     -----------     -----------

                                       9,116,049       8,483,235
                                     -----------     -----------
Deferred income taxes                  1,087,005       1,370,005
Net assets of biotechnology
 business segment                      2,931,085       2,066,303
Other assets                             686,462         756,607
                                     -----------     -----------
                                     $32,808,583     $30,501,842
                                     ===========     ===========



                                Continued

             The accompanying notes are an integral part of the
                      consolidated financial statements.


                  IGI, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, Continued
                         (Unaudited)


                                       March 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY      1995            1994
                                     -----------    ------------
Current liabilities:
 Note payable to bank                $ 3,410,000     $ 3,790,000
 Current maturities of
  long-term debt                          11,654          29,338
 Accounts payable                      1,645,151       1,580,349
 Accrued payroll                         156,598         498,880
 Other accrued expenses                  371,054         660,989
 Income taxes payable                     12,827          15,184
 Deferred income taxes                     9,390           9,390
                                     -----------     -----------
Total current liabilities              5,616,674       6,584,130
                                     -----------     -----------
Deferred income taxes                    187,075         187,075
                                     -----------     -----------
Long-term debt, less
 current maturities                   10,018,557      10,019,138
                                     -----------     -----------
Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, 30,000,000
  shares authorized; 9,102,846 and
  9,018,637 shares issued in 1995
  and 1994, respectively                  91,028          90,186

Additional paid-in capital            20,901,803      20,390,726
Common stock subscribed,
 226,655 shares                        2,500,000           -
Deficit                               (3,708,823)     (4,352,932)
                                     -----------     -----------
                                      19,784,008      16,127,980

Less treasury stock;
 179,789 shares and 156,145
 share, at cost in 1995 and 1994,
 respectively                         (2,634,373)     (2,253,123)
Stockholders' notes receivable          (163,358)       (163,358)
                                     -----------     -----------
Total stockholders' equity            16,986,277      13,711,499
                                     -----------     -----------
                                     $32,808,583     $30,501,842
                                     ===========     ===========


      The accompanying notes are an integral part of the consolidated financial statements.

                  IGI, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
                                     Three months ended March 31,
                                           1995            1994
                                      -----------     ----------
Cash flows from operating activities:
 Net income                           $   644,109    $   324,035
 Reconciliation of net income to net cash
    used by operating activities:
   Depreciation and amortization          220,058        219,818
   Provision for loss on accounts
    receivable and inventories             30,000         30,000
   Issuance of stock to 401(k) plan         5,567          9,016
   Change in deferred income taxes        283,000
 Changes in operating assets and liabilities:
   Accounts receivable                   (344,683)      (577,906)
   Inventories                           (337,257)       145,936
   Prepaid and other assets              (580,197)        20,355
   Accounts payable and
    accrued expenses                     (567,415)       248,281
   Income taxes payable/refundable         (2,357)       167,527
   Net cash (used by) provided        -----------    -----------
    from operating activities            (649,175)       587,062
                                      -----------    -----------
Cash flows from investing activities:
 Capital expenditures, net               (824,875)      (153,780)
 Increase in notes receivable
  from officer                            (54,045)        (5,072)
 Decrease (increase) in other assets       42,148        (20,831)
 Increase in net assets
  of biotechnology segment               (864,782)      (796,935)
                                      -----------    -----------
Net cash used by investing activities  (1,701,554)      (976,618)
                                      -----------    -----------
Cash flows  from financing activities:
 Net (repayments) borrowings under line
  of credit agreements                   (380,000)       310,000
 Payments of long-term debt               (18,265)       (20,000)
 Proceeds from exercise of common
  stock options                           125,102         20,883
 Proceeds from common
  stock subscribed                      2,500,000           -
                                      -----------    -----------
Net cash provided from
 financing activities                   2,226,837        310,883
                                      -----------    -----------
Net decrease in cash and equivalents     (123,892)       (78,673)
Cash and equivalents at
 beginning of year                        953,976        880,797
Cash and equivalents at               -----------    -----------
 March 31, 1995 and 1994               $  830,084     $  802,124
                                      ===========    ===========
        The accompanying notes are an integral part of the
                 consolidated financial statements.

                  IGI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Basis of Presentation

     The accompanying consolidated financial statements have been prepared by IGI, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.  Net Income Per Common Share

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three month periods ended March 31, 1995 and 1994. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

3.  Inventories

     Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following:


                             March 31, 1995     December 31, 1994
        Finished Goods          $2,935,404          $2,704,408
        Work-in-process          3,071,905           2,925,494
        Raw Materials            2,375,095           2,445,245
                                ----------          ----------
        Total                   $8,382,404          $8,075,147
                                ==========          ==========

     Inventory values computed under the first-in, first-out
(FIFO) method approximate the values determined using LIFO.


                  IGI, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.  Discontinued Operations

     On March 17, 1994, IGI's Board of Directors voted to dispose of the biotechnology business segment through the combination of its majority-owned subsidiaries Molecular Packaging Systems, Inc. ("MPS") and Novavax, Inc. and the subsequent tax-free spinoff to the IGI's shareholders. On March 20, 1995, the Company received a favorable ruling from the IRS that the Spinoff will be tax-free to IGI and its shareholds and the Company intends to dispose of this segment during the second quarter of 1995. The
Company recorded a reserve of $1,000,000 at December 31, 1994 for estimated losses through the anticipated disposal date of June 30, 1995. Since the operations of MPS and Novavax comprise all of IGI's biotechnology segment, the Consolidated Financial Statements of IGI for the three-month period ended March 31, 1995 report the results of the Biotechnology Business as discontinued operations.

     The components of the losses from discontinued operations for the periods ended March 31, 1995 and March 31, 1994 were:


                                    1995           1994
                                  ----------     ----------
Selling, general and
 administrative                   $  362,652     $  425,022
Research and development
 expenses, net                       659,913        669,438
Credit for income taxes             (315,000)      (166,000)
                                  ----------     ----------
Operating losses                     707,565        928,460
Charge operating losses against reserve
 for loss on disposal               (707,565)      (928,460)
                                  ----------     ----------
Net loss from discontinued
 operations                       $   - 0 -      $   - 0 -
                                  ==========     ==========


     The components of the net assets of biotechnology segment at March 31, 1995 and December 31, 1994 were:

                                     1995           1994
                                  ----------     ----------
Net current assets                $  581,732     $  442,707
Property, plant and equipment,
 net                               1,513,769      1,549,666
Deferred patent costs, net         1,128,019      1,073,930
                                  ----------     ----------
Accrual for estimated loss
 on disposal                        (292,435)    (1,000,000)
                                  ----------     ----------
                                  $2,931,085     $2,066,303
                                  ==========     ==========

5. Equity Transaction

     In January 1995, the Company received $2,500,000 from an industry partner for 226,655 shares of the Company's common stock under an August 1993 agreement. This amount has been recorded as Common Stock Subscribed.

                  IGI, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

Three months ended March 31, 1995 compared to 1994
- --------------------------------------------------
     Sales increased by $167,000 or 2% due principally to a $135,000 or 49% increase of product sales in the Company's
Cosmetic and Consumer Product segment. The majority of these sales were for cosmetic products utilizing the Company's Novasome lipid vesicule technology. Gross profit increased by $271,000 or 8% due to the higher sales volume. As a percentage of sales, gross profit was 54%, up from 51% for the first quarter of 1994. This improvement was due to the increased sales of higher margin cosmetic products as well as manufacturing efficiencies in the Company's Animal Health
Products segment.

     Selling, general and administrative expenses were comparable to 1994 levels. Research and development expenses increased by $100,000 or 41% due to stepped up development in applications of the Novasome and Ultrasponge technologies in the Cosmetic and Consumer Product segment, principally for flavors, paints and cosmetic applications. During the first quarter of 1995, the Company entered into licensing and research agreements for the Company's technologies and has recognized $400,000 under these agreements as research revenues.

     Net interest expense increased by $51,000 due principally to increases in the Company's borrowing rates which were 9.25% for 1995 compared to 6.25% in the first quarter of 1994. The provision for income taxes is lower than the statutory rate due principally to the utilization of research and development tax credits.

     During the first quarter of 1995, the Company incurred $708,000 of expenses, net of a tax benefit of $315,000, related to its Biotechnology Business segment, which is reported as discontinued operation. These expenses were charged to the $1,000,000 reserve that was established at December 31, 1994. The Company believes that the remaining $292,000 reserve balance of this discontinued operation is sufficient for estimated losses through the anticipated disposal date of June 30, 1995. (See Note 4 of Notes to the Consolidated Financial Statements.)

                  IGI, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

     On March 17, 1994, IGI's Board of Directors voted to dispose of the biotechnology business segment through the combination of its majority-owned subsidiaries Molecular Packaging Systems, Inc. ("MPS") and
Novavax, Inc. and the subsequent tax-free spinoff to the IGI's shareholders.
On March 20, 1995, the Company received a favorable ruling from the IRS that the Spinoff will be tax-free to IGI and its shareholders and the Company intends to dispose of this segment during the second quarter of 1995.
The Company recorded a reserve of $1,000,000 at December 31, 1994 for estimated losses through the anticipated disposal date of June 30, 1995.
Since the operations of MPS an Novavax comprise all of IGI's biotechnology segment, the Consolidated Financial Statements of IGI for the three-month period ended March 31, 1995 report the results of the Biotechnology Business as discontinued operations.

     Subsequent to the Spinoff, Novavax will have significant funding requirements to meet the costs associated with the development of human pharmaceutical and vaccine products. IGI and/or Novavax intend to raise funds through the sale of debt and/or equity securities to obtain the required funds. After the Spinoff and completion of the proposed financing, Novavax is expected to have approximately $8,000,000 to meet its short-term cash requirements. It is expected that Novavax will be required to seek additional funding to finance its future operations. There are no assurances, however, that these funds will be obtained or, if obtained, will be sufficient to meet its research efforts which will include eventual human clinical trials. IGI will have no further funding obligations to Novavax after the Spinoff.

     The Company used $649,000 from operating activities due principally increases in inventories and accounts receivable related to the increase in international sales. The Company used
$1,701,000 in investing activities for capital expenditures related to its new 25,000 square foot research, marketing and production facility in Buena, New Jersey as well as for the funding of reserved expenses incurred by its biotechnology business segment, which is reported as a discontinued operation. Funding for the Company's operating and investing activities were provided by borrowings under the Company's working capital line of credit.

     At May 1, 1995 the Company had short term investments of
$837,434 as well as $1,400,000 available under its revolving credit agreement and $2,185,000 under the working capital line of credit.  Subsequent to the Spinoff of the Biotechnology Business
operations, funds generated from the continuing operations,
existing bank credit facilities are expected to be
sufficient to meet the Company's cash requirements for its
operations. In January 1995, SmithKline Beecham purchased 226,655 shares of Common Stock of the Company for the sum of $2,500,000. Proceeds from this transaction were used to repay bank debt. As contemplated by the terms of the proposed Spinoff, the Company plans to pay Novavax the sum of $4 million for a
fully paid license to use the Novasome Technolgy in its business.   THe Company
intends to fund this requirement through borrowings under its existing credit facilities. The Company will require additional funds to expand its business. The Company intends to renegotiate its existing bank credit facility once the Spinoff is completed. No assurance can be given that the Company will be successful in obtaining the required funds, and, if not, the Company may be required to cut back on its expansion plans or otherwise modify its business strategy.

                  IGI, INC. AND SUBSIDIARIES
                  Part II   OTHER INFORMATION




Item 1 - Legal Proceedings

     There are no material legal proceedings pending to which the Company is a party.

Item 2 - Changes in Securities

     The constituent instruments defining the rights of the holders of any class of securities were not modified nor were the rights evidenced by any class of registered securities materially limited or qualified during the period covered by this report.

Item 3 - Defaults Upon Senior Securities

     No defaults occurred during the period covered in this report.


Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other information

     None


Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits:

           Exhibit 11 - Computation of Net Income Per Common Share
           Exhibit 27 - Financial Data Schedule

     (b)   Reports on Form 8-K

           None

                  IGI, INC. AND SUBSIDIARIES

                          SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  IGI, INC.
                                  (Registrant)






Date:  May 8, 1995
                                  By:
                                  Donald J. MacPhee
                                  Vice President
                                  (Principal Financial
                                   and Accounting Officer)