Form 10-Q
period 1995-06-30
IGI INC
filed 1995-08-11
CIK 352998

                              IGI, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                 Three months ended June 30,      Six months ended June 30,
                       1995        1994                 1995        1994
Net sales          $ 8,221,326 $ 7,467,899          $15,338,252  $14,418,242
Cost of sales        4,029,582   3,524,133            7,326,819    6,926,196
                    ----------  ----------           ----------   ----------
Gross profit         4,191,744   3,943,766            8,011,433    7,492,046

Selling, general
 and administrative
 expenses            2,877,166   2,673,567            5,586,768    5,299,237

Research and
 development
 expense               357,315     251,460              701,130      495,477
Research revenues     (200,750)       -                (600,750)        -
                    ----------  ----------            ----------   ----------
Operating  profit    1,158,013   1,018,739            2,324,285    1,697,332

Interest expense       294,829     249,800              573,659      438,358
Interest income        (63,511)    (10,878)            (103,178)     (10,878)
                    ----------  ----------           ----------   ----------
Income from continuing
 operations before
 provision for
 income taxes          926,695     779,817            1,853,804    1,269,852
Provision for
 income taxes          273,000      88,000              556,000      254,000
                    ----------  ----------           ----------   ----------
Income from
 continuing operations 653,695     691,817            1,297,804    1,015,852
                    ----------  ----------           ----------   ----------
Loss from discontinued operations -
 spinoff of biotechnology business
 segment net of income tax benefits:
 Loss from
 operations           (763,004)       -                (763,004)        -
 Estimated
 loss on disposal   (1,000,000)       -              (1,000,000)        -
                    ----------  ----------           ----------   ----------
Net (loss)
 income            $(1,109,309)  $ 691,817          $  (465,200)  $1,015,852
                   ===========  ==========          ===========   ==========
Income (loss) per common
 and common
 equivalent share:
 From continuing
  operations           $ .07       $ .08                 $ .13         $ .11
 From discontinued    ======      ======                ======        ======
  operations          ($ .18)      $  -                 ($ .18)        $  -
                      ======      ======                ======        ======
Net (loss)income      ($ .11)      $ .08                ($ .05)        $ .11
                      ======      ======                ======        ======
Average number of common
 and common
 equivalent shares  9,846,495   9,115,777             9,811,911     9,114,427
                    =========   =========             =========     =========

              The accompanying notes are an integral part of the
                        consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                       June 30,      December 31,
          ASSETS                        1995            1994
                                   -----------     -----------
Current assets:
 Cash and equivalents              $   872,899     $   953,976
  Accounts receivable,
  less allowance for doubtful
  accounts of $181,000               8,431,027       7,276,843
  Inventories                        8,661,267       8,075,147
  Current deferred taxes                36,641          36,641
  Prepaid expenses and other
  current assets                       958,306         912,496
                                   -----------     -----------
Total current assets                18,960,140      17,255,103
                                   -----------     -----------
 Notes receivable,
 less current maturities               432,694         570,589
                                   -----------     -----------
 Property, plant and equipment - at cost:
       Land                            417,011         416,011
       Buildings and improvements    6,483,160       6,356,842
       Machinery and equipment       8,253,236       7,981,998
       Construction in progress      2,266,422       1,182,821
                                   -----------     -----------
                                    17,419,829      15,937,672

 Less accumulated depreciation      (7,818,561)     (7,454,437)
                                   -----------     -----------
                                     9,601,268       8,483,235
                                   -----------     -----------
 Deferred income taxes               1,370,005       1,370,005
 Net assets of biotechnology
  business segment                   2,070,928       2,066,303
 Other assets                          880,135         756,607
                                   -----------     -----------
                                   $33,315,170     $30,501,842
                                   ===========     ===========

                                Continued

             The accompanying notes are an integral part of the
                      consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                 (Unaudited)



                                               June 30,        December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY         1995             1994
                                             -----------     ------------
 Current liabilities:
   Note payable to bank                      $ 4,521,000      $ 3,790,000
   Current maturities of long-term debt           12,090           29,338
   Accounts payable                            1,855,554        1,580,349
   Accrued payroll                                95,679          498,880
   Other accrued expenses                        587,140          660,989
   Income taxes payable                           12,824           15,184
   Deferred income taxes                           9,390            9,390
                                             -----------      -----------
      Total current liabilities                7,093,677        6,584,130
                                             -----------      -----------
 Deferred income taxes                           113,075          187,075
                                             -----------      -----------
 Long-term debt, less current maturities      10,013,882       10,019,138
                                             -----------      -----------
 Commitments and contingencies

 Stockholders' equity:
   Common stock, $.01 par value, 30,000,000
       shares authorized; 9,349,097 and
       9,018,637 shares issued in 1995
       and 1994, respectively                     93,491          90,186

   Additional paid-in capital                 23,616,908      20,390,726
   Deficit                                    (4,818,132)     (4,352,932)
                                             -----------     -----------
                                              18,892,267      16,127,980

   Less treasury stock; 179,789 and 156,145
       shares, at cost, in 1995 and
       1994, respectively                     (2,634,373)     (2,253,123)
   Stockholders' notes receivable               (163,358)       (163,358)
                                             -----------     -----------
       Total stockholders' equity             16,094,536      13,711,499
                                             -----------     -----------
                                             $33,315,170     $30,501,842
                                             ===========     ===========


             The accompanying notes are an integral part of the
                      consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                   Six months ended June 30,
                                                      1995          1994
                                                 -----------      ----------
Cash flows from operating activities:
  Net (loss) income                              $  (465,200)     $1,015,852
  Reconciliation of net (loss) income to net
    cash (used by) provided from used by
    operating activities:
    Depreciation and amortization                    418,246         431,844
    Provision for loss on accounts
     receivable and inventories                       35,000          60,000
    Accrual for estimated loss on disposal         1,000,000            -
    Issuance of stock to 401(k) plan                  20,646          23,167
    Change in deferred income taxes                  (74,000)            -
  Changes in operating assets and liabilities:
    Accounts receivable                           (1,154,184)       (856,965)
    Inventories                                     (621,120)        172,673
    Prepaid and other assets                         (45,810)       (148,563)
    Accounts payable and accrued expenses           (201,845)        492,840
    Income taxes payable/refundable                   (2,360)        255,527
Net cash (used by) provided from operating        ----------      ----------
      activities                                  (1,090,627)      1,446,375
                                                  ----------      ----------
Cash flows from investing activities:
    Capital expenditures, net                     (1,482,157)       (527,576)
    Collections of notes receivable                     -              2,500
    Decrease (increase) in notes receivable
        from officer                                 137,895         (10,817)
    Decrease (increase) in other assets               24,520        (126,196)
    Increase in goodwill                            (202,170)           -
    Increase in net assets
        of biotechnology business segment         (1,004,625)     (2,265,915)
                                                  ----------      ----------
Net cash used by investing activities             (2,526,537)     (2,928,004)
                                                  ----------      ----------
Cash flows from financing activities:
  Net borrowings under line
      of credit agreements                           731,000       1,585,000
  Payments of long-term debt                         (22,504)        (36,428)
  Proceeds from exercise of common
      stock options                                   327,591         32,508
  Proceeds from sale of common stock                2,500,000           -
Net cash provided from                            -----------     ----------
     financing activities                           3,536,087      1,581,080
                                                  -----------     ----------
Net (decrease) increase in cash and equivalents       (81,077)        99,451
Cash and equivalents at beginning of year             953,976        880,797
                                                  -----------     ----------
Cash and equivalents at June 30, 1995 and 1994     $  872,899     $  980,248
                                                  ===========     ==========


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

2.  Net Income Per Common Share

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three and six month periods ended June 30, 1995 and 1994. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

3.  Inventories

     Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following:

                                June 30, 1995     December 31, 1994
                               --------------     -----------------
           Finished Goods          $3,101,142          $2,704,408
           Work-in-process          2,901,426           2,925,494
           Raw Materials            2,658,699           2,445,245
                                   ---------           ----------
           Total                   $8,661,267          $8,075,147
                                   ==========          ==========

     Inventory values computed under the first-in, first-out
(FIFO) method approximate the values determined using LIFO.

                       IGI, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.  Discontinued Operations

     On March 17, 1994, IGI's Board of Directors voted to dispose of the biotechnology business segment through the combination of its majority-owned subsidiaries Molecular Packaging Systems, Inc. ("MPS") and Novavax, Inc. and the subsequent tax-free spinoff to the IGI's shareholders. On March 20, 1995, the Company received a favorable ruling from the IRS that the Spinoff will be tax-free to IGI and its shareholders and the Company intends to dispose of this segment during 1995. The Company recorded a reserve of $1,000,000 at December 31, 1994 for estimated losses through the then anticipated disposal date of June 30, 1995. Due to delays in the timing of the Spinoff, the anticipated disposal date has been changed to September 30, 1995. As a result, the Company has incurred expenses related to the biotechnology business segment in excess of the reserve established at year end and has recorded an additional $1,000,000 reserve for expenses through the disposal date. Since the operations of MPS and Novavax comprise all of IGI's biotechnology business segment, the Consolidated Financial Statements of IGI for the three and six month periods ended June 30, 1995 and 1994 report the results of the biotechnology business segment as discontinued operations.

     The components of the losses from discontinued operations for the three and six month periods ended June 30, 1995 and 1994 were:

                       Three months ended June 30,  Six months ended June 30,
                          1995             1994     1995             1994
                          -----            -----    -----           -----
Selling, general
  and administrative  $  486,347      $  565,707  $  848,999     $  990,729
Research and development
  expenses, net          884,092         576,538*  1,544,005      1,245,976*
Credit for income taxes (315,000)       (197,094)   (630,000)      (363,094)
                      ----------      ----------  ----------     ----------
Operating losses       1,055,439         945,151   1,763,004      1,873,611

Charge operating losses
  against reserve for
  loss on disposal     (292,435)        (945,151) (1,000,000)    (1,873,611)
                     ----------       ----------  ----------     ----------
                        763,004             -        763,004           -
Accrual for loss on
  disposal            1,000,000             -      1,000,000           -
Net loss from
 discontinued
 operations          $1,763,004        $    -     $1,763,004     $      -
                     ==========       =========   ==========     ==========

* Includes $125,000 payments in the three and six months ended June 30, 1994, product development and licensing agreements or detailed agreements in principle which have been reflected as a reduction in research and development expenses.

     The components of the net assets of biotechnology business segment at June 30, 1995 and December 31, 1994 were:


                                               1995           1994
                                              ------         ------
    Net current assets                     $  421,592     $  442,707
    Property, plant and equipment, net      1,441,575      1,549,666
    Deferred patent costs, net              1,207,761      1,073,930
    Accrual for estimated loss on disposal (1,000,000)    (1,000,000)
                                           ----------     ----------
                                           $2,070,928     $2,066,303
                                           ==========     ==========

5.  Equity Transaction

     In January 1995, the Company received $2,500,000 from an industry partner for 226,655 shares of the Company's common stock under an August 1993 agreement.

                         IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Three months ended June 30, 1995 compared to 1994
- -------------------------------------------------
     Sales increased by $753,000 or 10%. All of the divisions in the Company's continuing operations had sales increases during the second quarter of 1995 compared to the same period a year ago, led by a $204,000 or 61% increase in product sales in the Cosmetic and Consumer Products segment. Gross profit increased by $248,000 or 6% due principally to the increased sales volume. As a percentage of sales, gross profit was 51% down from 53% for the second quarter of 1994. This decrease was due to increased sales of lower margin vaccine products and manufacturing capacity variances in the Cosmetic and Consumer Product segment.

     Selling, general and administrative expenses increased $204,000 or 8% due principally to variable marketing and distribution costs related to the higher sales volume. As a percentage of sales, the expenses were 35%, down from 36% in the second quarter of 1994. Research and development expenses increased by $106,000 or 42% due to stepped up development in applications of the Novasome and Ultrasponge technologies in the Cosmetic and Consumer Products segment, principally for flavors, paints and cosmetic applications. During the second quarter of 1995, the Company entered into licensing and research agreements for the Company's technologies and recognized $201,000 under these agreements as research revenues.

     Interest expense increased by $45,000 or 18% due principally to increased borrowings at higher rates. Interest income increased $53,000 from higher returns on the Company's invested cash. The provision for income taxes is lower than the statutory rate due principally to the utilization of research and development tax credits.

     During the second quarter of 1995, the Company incurred expenses of $1,055,000 for its Biotechnology segment, of which $763,000 was in excess of the $1,000,000 estimate for these expenses that was established at December 31, 1994. Due to delays in the Spinoff of the biotechnology business segment the Company has established an additional reserve of $1,000,000 for losses of this operation through September 30, 1995.

Six months ended June 30, 1995 compared to 1994
- -----------------------------------------------
     Sales increased by $920,000 or 6% due principally to a $340,000 or 55% increase in product sales in the Company's Cosmetic and Consumer Product segment and a $254,000 or 4% increase in international sales of the Company's Animal Health Products. International sales accounted for $6,127,000 or 40% of the Company's total sales. All of the divisions in the Company's continuing operations had sales increases when compared to the first six months of 1994. Gross profit increased $519,000 or 7% due principally to the higher sales volume. As a percentage of sales, gross profit was 52%, the same as 1994.

                         IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Selling, general and administrative expenses increased
$288,000 or 5%, due principally to variable distribution costs related to the higher sales volume. As a percentage of sales, these expenses were 36%, down from 37% for the first six months of 1994. Research and development expenses increased $206,000 or 42% due to stepped up development in applications of the Novasome and Ultrasponge technologies in the Cosmetic and Consumer Product segment, principally for flavors, paints and cosmetic applications. During the first six months of 1995, the Company entered into licensing and research agreements for the Company's technologies and recognized $601,000 under these agreements as research revenues.

     Interest expense increased by $135,000 or 31% due principally to increased borrowings at higher rates. Interest income increased $92,000 from higher returns on the Company's invested cash. The provision from income taxes was lower than the statutory rate due principally to utilization of research and development tax credits.

Liquidity and Capital Resources
- -------------------------------

    On March 17, 1994, IGI's Board of Directors voted to dispose of the biotechnology business segment through the combination of its majority-owned subsidiaries Molecular Packaging Systems, Inc. ("MPS") and Novavax, Inc. and the subsequent tax-free spinoff to the IGI's shareholders. On March 20, 1995, the Company received a favorable ruling from the IRS that the Spinoff will be tax-free to IGI and its shareholders and the Company intends to dispose of this segment during the third quarter of 1995. For the six months ended June 30, 1995, the Company has incurred $1,763,000 in losses related to its biotechnoloy business segment of which $1,000,000 were reserved for at December 31, 1994 related to this segment. The Company intends to complete the Spinoff by September 30, 1995 and has reserved an additional $1,000,000 to cover expenses for this segment through the effective date. Since the operations of MPS and Novavax comprise all of IGI's biotechnology business segment, the Consolidated Financial Statements of IGI for the three and six-month periods ended June 30, 1995 and 1994 report the results of the biotechnology business segment as discontinued operations.

    The Company is negotiating with its commercial bank to increase its existing loan agreement by $4 million. As contemplated by the terms of the proposed Spinoff, the Company plans to pay Novavax up to $6 million for a fully paid license to use the Novasome Technology in its business. The Company intends to fund this requirement through borrowings under its modified credit facilities. Subsequent to the Spinoff, Novavax will have significant funding requirements to meet the costs associated with the development of human pharmaceutical and vaccine products. After the Spinoff, Novavax is expected to have adequate funding to meet its short-term cash requirements. It is expected that Novavax will be required to seek additional funding to finance its future operations. There are no assurances, however, that these funds will be obtained or, if obtained, will be sufficient to meet its research efforts which will include eventual human clinical trials. IGI will have no further funding obligations to Novavax after the Spinoff.

                         IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company used $1,091,000 for operating activities due principally to increases in inventories, relating primarily to new products being introduced during the third quarter, and accounts receivable related to the increase in international sales. The Company used $2,527,000 in investing activities for capital expenditures to build and equip its new 25,000 square foot research, marketing and production facility in Buena, New Jersey as well as for the funding of expenses incurred by its biotechnology business segment, which is reported as a discontinued operation. Funding for the Company's operating and investing activities were provided by borrowings under the Company's working capital line of credit.

     At August 5, 1995 the Company had short term investments of $869,000 as well as $800,000 available under its revolving credit agreement and $1,240,000 under the working capital line of credit. Subsequent to the Spinoff of the biotechnology business operations, funds generated from the continuing operations and existing bank credit facilities are expected to be sufficient to meet the Company's cash requirements for its operations. In January 1995, SmithKline Beecham purchased 226,655 shares of Common Stock of the Company for the sum of $2,500,000. Proceeds from this transaction were used to repay bank debt. The Company will require additional funds to expand its business. The Company is negotiating an increase in its existing bank credit facility contingent on the Spinoff being completed. No assurance can be given that the Company will be successful in obtaining the required funds, and, if not, the Company may be required to cut back on its expansion plans or otherwise appropriately modify its business strategy.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May
9, 1995, the following proposals were adopted by the vote specified below:

          Proposal                         For       Withheld
1.  Election of Directors:
        Dick Cheney                     6,935,160     94,020
        John P. Gallo                   6,926,335    102,845
        Edward B. Hager, M.D.           6,928,150    101,030
        Jane E. Hager                   6,890,310    138,870
        Constantine L. Hampers, M.D.    6,937,170     92,010
        Henry A. Malkasian              6,926,610    102,570
        John O. Marsh, Jr.              6,933,920     95,260
        Terrence O'Donnell              6,925,320    103,860
        David G. Pinosky, M.D.          6,930,210     98,970


2. Ratification of Coopers & Lybrand as independent auditors for the 1995 fiscal year.

     Number of Shares:
          For                          6,959,940
          Against                         35,820
          Abstain                         33,420

                    IGI, INC. AND SUBSIDIARIES
               Part II  OTHER INFORMATION (continued)



3. To approve an amendment to the Company's 1991 Stock Option Plan (i) increasing the number of shares of Common Stock authorized for issuance from 1,200,000 to 1,900,000, (ii) limiting to 100,000 the number of shares for which options may be granted in any calendar year to any one person and (iii) providing that options may be granted to consultants and advisors to the Company.

                                      Number of Shares
          For                             3,373,054
          Against                           716,051
          Abstain                            65,447

4. To consider and vote upon a stockholder-proposed resolution relating to the location of the Company's annual meetings.

                                      Number of Shares
          For                               754,087
          Against                         3,321,614
          Abstain                           164,251

                          IGI, INC. AND SUBSIDIARIES

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    IGI, INC.
                                                    (Registrant)




Date:  August 14, 1995
                                                    By:
                                                       Donald J. MacPhee
                                                       Vice President
                                                       (Principal Financial
                                                       and Accounting Officer)