Form 10-Q
period 1995-09-30
IGI INC
filed 1995-11-14
CIK 352998

                                  IGI, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                          Three months ended         Nine months ended
                             September 30,              September 30,
                           1995        1994           1995        1994
Net sales             $ 7,601,698  $ 6,850,336    $22,939,950  $21,268,578
Cost of sales           3,862,562    3,314,632     11,189,381   10,240,828
                      -----------  -----------    -----------  -----------
Gross profit            3,739,136    3,535,704     11,750,569   11,027,750
Selling, general
 and administrative
 expenses               2,919,566    2,652,468      8,506,334    7,951,705
Research and
 development
 expenses                 309,484      291,100      1,010,614      786,577
Research revenues        (130,000)    (350,000)      (730,750)    (350,000)
                        ----------  -----------     ----------    ---------
Operating profit          640,086      942,136      2,964,371    2,639,468

Interest expense          317,271      284,910        890,930      723,268
Interest income           (34,238)     (32,355)      (137,416)     (43,233)
                       ----------  -----------     ----------    ---------
Income from
 continuing operations
 before provision for
 income taxes             357,053      689,581      2,210,857    1,959,433
Provision for
 income taxes             113,000      188,000        669,000      442,000
                        ---------  -----------     ----------    ---------
Income from
 continuing operations    244,053      501,581      1,541,857    1,517,433
                       ----------  -----------     ----------    ---------
Loss from discontinued
 operations -
 spinoff of biotechnology
 business segment net of
 income tax benefits:
 Loss from
 operations              (422,125)        -        (2,185,129)       -
 Estimated
 loss on
 disposal              (1,000,000)        -        (1,000,000)       -
                      -----------  -----------    -----------  -----------
Net (loss)
 income              $ (1,178,072) $   501,581    $(1,643,272) $ 1,517,433
                      ===========  ===========    ===========  ===========
Income (loss) per common
 and common equivalent share:
 From continuing
 operations                $ .03        $ .06          $ .16       $ .17
                           =====        =====          =====       =====
 From discontinued
 operations                $(.15)       $  -           $(.33)      $  -
                           =====        =====          =====       =====
 Net (loss)
 income                    $(.12)       $ .06          $(.17)      $ .17
                           =====        =====          =====       =====
Average number
 of common and common
 equivalent shares       9,771,717    9,085,591      9,798,510   9,104,812
                         =========    =========      =========   =========

            The accompanying notes are an integral part of the
                    consolidated financial statements.

                        IGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                   September 30,   December 31,
     ASSETS                            1995           1994
                                   -----------     -----------
Current assets:
 Cash and equivalents              $   891,885     $   953,976
 Accounts receivable,
  less allowance
  for doubtful accounts of $206,000
  and $181,000 in 1995 and 1994,
  respectively                       7,500,273       7,276,843
 Inventories                         9,046,190       8,075,147
 Current deferred taxes                 36,641          36,641
 Prepaid expenses and other
  current assets                       960,448         912,496
                                   -----------     -----------
 Total current assets               18,435,437      17,255,103
                                   -----------     -----------
 Notes receivable,
  less current maturities              423,352         570,589
                                   -----------     -----------
 Property, plant and equipment
  - at cost:
   Land                                488,703         416,011
   Buildings and improvements        6,440,041       6,356,842
   Machinery and equipment           8,505,604       7,981,998
   Construction in progress          2,464,033       1,182,821
                                   -----------     -----------

                                    17,898,381      15,937,672
 Less accumulated depreciation      (8,060,622)     (7,454,437)
                                   -----------     -----------
                                     9,837,759       8,483,235
                                   -----------     -----------
 Deferred income taxes               1,370,005       1,370,005
 Net assets of biotechnology
  business segment                   1,775,779       2,066,303
 Other assets                          961,656         756,607
                                   -----------     -----------
                                   $32,803,988     $30,501,842
                                   ===========     ===========

                               Continued
             The accompanying notes are an integral part of the
                      consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS, Continued
                                 (Unaudited)



LIABILITIES AND STOCKHOLDERS'     September 30,  December 31,
          EQUITY                      1995            1994
                                  -----------     -----------
Current liabilities:
  Note payable to bank            $ 4,850,000     $ 3,790,000
  Current maturities of
   long-term debt                   2,215,460          29,338
  Accounts payable                  1,868,604       1,580,349
  Accrued payroll                     188,447         498,880
  Other accrued expenses              520,291         660,989
  Income taxes payable                 12,824          15,184
  Deferred income taxes                 9,390           9,390
                                  -----------     -----------
Total current liabilities           9,665,016       6,584,130
                                  -----------     -----------
  Deferred income taxes               105,075         187,075
                                  -----------     -----------
  Long-term debt,
   less current maturities          7,827,851      10,019,138
                                  -----------     -----------
Commitments and contingencies

  Stockholders' equity:
   Common stock, $.01 par value,
   30,000,000 shares authorized;
   9,380,184 and 9,018,637 shares
   issued in 1995 and 1994,
   respectively                       93,802          90,186
  Additional paid-in capital      23,895,905      20,390,726
  Deficit                         (5,996,204)     (4,352,932)
                                 -----------     -----------
                                  17,993,503      16,127,980

  Less treasury stock; 178,402
   and 156,145 shares, at cost,
   in 1995 and 1994,
   respectively                   (2,624,098)     (2,253,123)
  Stockholders' notes receivable    (163,358)       (163,358)
                                 -----------      ----------
  Total stockholders' equity      15,206,047      13,711,499
                                 -----------      ----------
                                 $32,803,988     $30,501,842
                                 ===========     ===========

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                                 IGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                             Nine months ended September 30,
                                                1995                1994
                                             ---------          ----------
Cash flows from operating activities:
 Net (loss) income                         $(1,643,272)         $1,517,433
 Reconciliation of net
 (loss) income to net cash
 (used by) provided from
  operating activities:
 Depreciation and
  amortization                                675,698              643,648
 Provision for loss on accounts
  receivable and inventories                  165,000               90,000
Accrual for estimated
  loss on disposal                          1,000,000                 -
Issuance of stock to
  401(k) plan                                  43,064               38,155
Change in deferred income taxes               (82,000)                -
Changes in operating assets
  and liabilities:
  Accounts receivable                        (248,430)            (306,827)
  Inventories                              (1,111,043)             289,992
  Prepaid and other assets                    (47,952)            (495,093)
  Accounts payable
   and accrued expenses                      (162,877)             (54,295)
  Income taxes payable /refundable             (2,360)             485,125
Net cash (used by) provided               -----------          -----------
 from operating  activities                (1,414,172)           2,208,138
                                          -----------          -----------

Cash flows from investing activities:
 Capital expenditures, net                 (1,960,709)          (1,227,950)
 Collections of notes receivable                -                    2,500
 Decrease (increase) in notes
  receivable from officer                     147,237              (25,110)
 Increase in other assets                     (72,392)            (139,973)
 Increase in goodwill                        (202,170)                -
 Increase in net assets
  of biotechnology
  business segment                           (709,476)          (3,325,941)
                                          -----------          -----------
Net cash used by investing activities      (2,797,510)          (4,716,474)
                                          -----------          -----------

Cash flows from financing activities:
 Net borrowings under line
  of credit agreements                      1,060,000            2,480,000
 Payments of long-term debt                    (5,165)             (63,397)
 Proceeds from exercise of common
  stock options                               594,756               32,508
 Proceeds from sale of
  common stock                              2,500,000                 -
                                          -----------           ----------
Net cash provided from
 financing activities                       4,149,591            2,449,111
                                          -----------           ----------
Net decrease in cash and equivalents          (62,091)             (59,225)
Cash and equivalents at beginning of year     953,976              880,797
                                          -----------           ----------
Cash and equivalents
 at September 30, 1995 and 1994           $   891,885           $  821,572
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

2.  Net Income Per Common Share

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three and nine month periods ended September 30, 1995 and 1994. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

3.  Inventories

     Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following:

                          September 30, 1995    December 31, 1994
                          ------------------    -----------------
           Finished Goods       $2,929,770          $2,704,408
           Work-in-process       3,098,655           2,925,494
           Raw Materials         3,017,765           2,445,245
                                ----------          ----------
           Total                $9,046,190          $8,075,147
                                ==========          ==========


     Inventory values computed under the first-in, first-out
(FIFO) method approximate the values determined using LIFO.

                               IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.  Discontinued Operations

     On March 17, 1994, IGI's Board of Directors voted to dispose of the biotechnology business segment through the combination of its majority-owned subsidiaries Molecular Packaging Systems, Inc. ("MPS") and Novavax, Inc. and the subsequent tax-free spinoff to the IGI's shareholders.
On March 20, 1995, the Company received a favorable ruling from the IRS that the Spinoff will be tax-free to IGI and its shareholders and the Company intends to dispose of this segment during 1995. The Company recorded a reserve of $1,000,000 at December 31, 1994 for estimated losses through the then anticipated disposal date of June 30, 1995. Due to delays in the timing of the Spinoff, the Company has incurred expenses related to the biotechnology business segment in excess of the reserve established at year end and has recorded an additional $1,000,000 reserve at September 30, 1995 for expenses through the disposal date. Since the operations of MPS and Novavax comprise all of IGI's biotechnology business segment, the Consolidated Financial Statements of IGI for the three and nine month periods ended September 30, 1995 and 1994 report the results of the biotechnology business segment as discontinued operations.

     The components of the losses from discontinued operations for the three and nine month periods ended September 30, 1995 and 1994 were:

                          Three months ended         Nine months ended
                             September 30,              September 30,
                           1994       1995          1994          1995
                          ------------------      -----------------------
Selling, general
 and administrative      $  647,816 $  322,744     $1,496,815    $1,313,473
Research and
 development
 expenses, net              895,309    782,821      2,439,314     2,028,797*
Credit for
 income taxes              (121,000)  (286,906)      (751,000)     (650,000)
Operating losses          1,422,125    818,659      3,185,129     2,692,270
Charge operating
 losses against reserve
 for loss on disposal    (1,000,000)  (818,659)    (1,000,000)   (2,692,270)
                         ----------  ---------     ----------    ----------
                            422,125       -         2,185,129         -
Accrual for loss
 on disposal              1,000,000       -         1,000,000         -
Net loss from
  discontinued
  operation              $1,422,125  $    0        $3,185,129    $    0
                         ==========  ===========   ==========    ===========

* Includes payments of $125,000 in the nine months ended September 30, 1994 for product development and licensing agreements or detailed agreements in principle which have been reflected as a reduction in research and development expenses.

     The components of the net assets of biotechnology business segment at September 30, 1995 and December 31, 1994 were:

                                                 1995           1994
                                              ----------     ----------
Net current assets                           $   59,378     $  442,707
Property, plant and equipment, net            1,458,832      1,549,666
Deferred patent  costs, net                   1,257,569      1,073,930
Accrual for estimated loss on disposal       (1,000,000)    (1,000,000)
                                             ----------     ----------
                                             $1,775,779     $2,066,303
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

                                IGI, INC. AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 1995 compared to 1994
------------------------------------------------------

     Sales increased by $751,000 or 11%. Domestic sales of the Company's poultry vaccines increased $258,000 or 14% due principally to the introduction of its Rispens poultry virus vaccine. Domestic sales of companion pet products increased $131,000 or 6% due to continued expansion of the Tomlyn product line into pet superstores. International sales increased $348,000 or 15% due principally to the continued expansion of product
registrations in Latin American and Asian/Pacific markets.   Gross profit
increased by $203,000 or 6% due principally to the increased sales volume.
As a percentage of sales, gross profit was 49% down from 52% for the third quarter of 1994. This decrease was due to increased sales of lower margin poultry vaccine products and fixed costs of its newly constructed dermatologic manufacturing facility which was not operating at full capacity.

     Selling, general and administrative expenses increased
$267,000 or 10% due principally to variable marketing and distribution costs related to the higher sales volume and for costs associated with its newly established Nova Skin Care division which plans to commence sales of dermatologic products during the first quarter of 1996.
As a percentage of sales, the expenses were 38%, down from 39% in the third quarter of 1994. Research and development expenses increased by $18,000 or 6% due to stepped up development in applications of the Novasome technologies in the Cosmetic and Consumer Products segment, principally for the Company's dermatologic product line. During the third quarter of 1995, the Company recognized $130,000 as research revenues compared to $350,000 for the same period in 1994. This reduction in research revenues reflects the Company's new emphasis to internally develop and commercialize
Novasome products for dermatologic and food applications.

     Interest expense increased by $32,000 or 11% due principally to increased borrowings at higher rates. Interest income increased $2,000 from higher returns on the Company's invested cash. The provision for income taxes is lower than the statutory rate principally to the utilization of research and development tax credits.

     During the third quarter of 1995, the Company incurred expenses of $1,422,000 for its biotechnology business segment, which is reported as a discontinued operation, of which $422,000 was in excess of the $1,000,000 estimate for these expenses that was established at June 30, 1995.
Due to delays in the timing of the Spinoff, the Company has established an additional reserve of $1,000,000 for estimated loss in the fourth quarter.

                         IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Nine months ended September 30, 1995 compared to 1994
-----------------------------------------------------

     Sales increased by $1,671,000 or 8%. International sales of animal health products increased by $601,000 or 7%. This increase was due principally to a $1,068,000 or 16% increase in sales of poultry vaccines, offset in part, by a decline in sales of companion pet products in Europe. The Company is actively repositioning these products to reverse this decline. International sales accounted for 39% of the Company's total sales, the same as 1994. Domestic sales of poultry vaccines increased $355,000 or 6% due principally to sales of its new Rispens poultry virus vaccine during the third quarter. Domestic sales of companion pet products increased $362,000 or 6%, due principally to increased sales of Tomlyn products in pet superstores. Cosmetic and consumer product sales increased $353,000 or 39%, due principally to increased cosmetic sales to Estee
Lauder. Gross profit increased $723,000 or 7% due principally to the higher sales volume. As a percentage of sales, gross profit was 51%, down from 52% in 1994 due to increased sales of lower-margin poultry vaccine products and fixed costs of its newly constructed dermatologic manufacturing facility which was not operating at full capacity.

     Selling, general and administrative expenses increased $555,000 or 7%, due principally to variable distribution costs related to the higher sales volume and for costs associated with its newly established Nova Skin Care division which plans to commence sales of dermatologic products during the first quarter of 1996. As a percentage of sales, these expenses were 37%, the same as the first nine months of 1994. Research and development expenses increased $224,000 or 28% due to stepped up development in applications of the Novasome technologies in the Cosmetic and Consumer Product segment, principally its dermatologic and food product lines.
During the first nine months of 1995, the Company entered into licensing and research agreements for the Company's technologies and recognized $731,000 under these agreements as research revenues compared to $350,000 for the same period in 1994.

     Interest expense increased by $168,000 or 23% due principally to increased borrowings at higher rates. Interest income increased $94,000 from higher returns on the Company's invested cash. The provision from income taxes was lower than the statutory rate due principally to utilization of research and development tax credits.

     The Company has incurred expenses of $3,185,000 for its biotechnology business segment, which is reported as a discontinued operation. These expenses were offset, in part, by a reserve established for estimated losses at December 31, 1994 of $1,000,000. Due to delays in the timing of the Spinoff, the Company has established an additional reserve of $1,000,000 for estimated losses in the fourth quarter when the Spinoff is expected to be completed.

                         IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

    On March 17, 1994, IGI's Board of Directors voted to dispose of the biotechnology business segment through the combination of its majority-owned subsidiaries Molecular Packaging Systems, Inc. ("MPS") and Novavax, Inc. and the subsequent tax-free spinoff to the IGI's shareholders.
On March 20, 1995, the Company received a favorable ruling from the IRS that the Spinoff will be tax-free to IGI and its shareholders and the Company intends to dispose of this segment during 1995. For the nine months ended September 30, 1995, the Company has incurred $3,185,000 in losses related to its biotechnology business segment of which $1,000,000 were reserved for at December 31, 1994 related to this segment. The Company intends to complete the Spinoff in December 1995 and has reserved an additional $1,000,000 to cover expenses for this segment through the effective date. Since the operations of MPS and Novavax comprise all of IGI's biotechnology business segment, the Consolidated Financial Statements of IGI for the three and nine month periods ended
September 30, 1995 and 1994 report the results of the biotechnology business segment as discontinued operations.

     The Company has received a commitment from its commercial bank to increase its existing loan agreement by $4 million. As contemplated by the terms of the proposed Spinoff, the Company plans to pay Novavax $5 million for a fully paid-up license to use the Novasome Technology in its business and to convert $17,024,000 of loans made to this operations in exchange for additional shares of Novavax Stock, which will be distributed to IGI shareholders in the Spinoff. Through September 30, 1995, IGI had loaned $16,289,000 to Novavax. Any advances made by IGI in excess of $17,024,000 will be deducted from the $5,000,000 payment due under the License Agreement. Such deductions will not exceed $250,000. The Company intends to fund this requirement through borrowings under its modified credit facilities. Subsequent to the Spinoff, Novavax will have significant funding requirements to meet the costs associated with the development of human pharmaceutical and vaccine products. After the Spinoff, Novavax is expected to have adequate funding to meet its short-term cash requirements. It is expected that Novavax will be required to seek additional funding to finance its future operations. There are no assurances, however, that these funds will be obtained or, if obtained, will be sufficient to meet its research efforts which will include eventual human clinical trials. IGI will have no further funding obligations to Novavax after the Spinoff.

     The Company used $1,414,000 for operating activities due principally to increases in inventories, related primarily to new products being introduced during the third quarter, and accounts receivable related to the increase in international sales. Accounts receivable turnover ratio was 4.14 compared to
4.08 for the year ended December 31, 1994. Accounts receivable balances due from Mexico and Latin America were 13% of the total receivable balance and the Company believes these amounts are fully collectible. Mexico and certain Latin America countries are important markets for the Company's poultry vaccine and other products.

                           IGI, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - continued
-------------------------------------------
These countries have historically experienced varying degrees of political unrest and economic and currency instability. Because of the volume of business transacted by the Company in those countries, continuation or the reoccurence of such unrest or instability could adversely affect the businesses of its customers in those countries or the Company's ability to collect its receivables from such customers, which in either case could adversely impact the Company's future operating results. The growth in inventories relates principally to new products that the Company began selling during the third quarter. The inventory turnover ratio for the nine month period ended September 30, 1995 was 1.75, compared to 1.66 for the year ended December 31, 1994. The Company believes its reserves for inventory obsolescence and accounts receivable are adequate. The Company used $2,798,000 in investing activities for capital expenditures to build and equip its new 25,000 square foot research, marketing and production facility in Buena, New Jersey as well as for the funding of expenses incurred by its biotechnology business segment, which is reported as a discontinued operation. Funding for the Company's operating and investing activities were provided by borrowings under the Company's working capital line of credit.

     At November 6, 1995 the Company had short term investments of $884,000 as well as $200,000 available under its revolving credit agreement and $505,000 under the working capital line of credit. Subsequent to the Spinoff of the biotechnology business operations, funds generated from the continuing operations and existing bank credit facilities are expected to be sufficient to meet the Company's cash requirements for its operations. The Company will require additional funds to expand its business. The Company has received a commitment to increase its existing bank credit facility contingent on the Spinoff being completed. Under the amended loan agreement the Company would have $2,000,000 available under its revolving credit facility and $4,505,000 available under the line of credit. No assurance can be given that the Company will be successful in obtaining the required funds, and, if not, the Company may be required to cut back on its expansion plans or otherwise appropriately modify its business strategy. In January 1995, SmithKline Beecham purchased 226,655 shares of Common Stock of the Company for the sum of $2,500,000. Proceeds from this transaction were used to repay bank debt.

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






Date: November 14, 1995


                                              By:


                                              Donald J. MacPhee

                                              Vice President
                                              (Principal Financial
                                               and Accounting Officer)