Form 10-K
period 1995-12-31
IGI INC
filed 1996-03-29
CIK 352998

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended            Commission File No.
          December 31, 1995                          1-8568
          -----------------                          ------

                                   IGI, Inc.
                                   ---------
             (Exact name of registrant as specified in its charter)

                      Delaware                         01-0355758
                      --------                         ----------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification No.)

            Wheat Road and Lincoln Avenue, Buena, NJ         08310
            ----------------------------------------         -----
            (Address of principal executive offices)       (Zip code)

                                 (609) 697-1441
                                 --------------
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock ($.01 par value)
                   Registered on the American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X           No
                               ------           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]
--------------------------------------------------------------------------------

The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at March 15, 1996, as computed by reference to the closing price of such stock, was approximately $48,000,000.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 15, 1996 was 9,269,420 shares.

Documents Incorporated by Reference:

     Portions of the Proxy Statement to be sent to stockholders in connection with the annual meeting to be held on May 8, 1996, are incorporated by reference into Items 10, 11, 12, and 13 (Part III) of this Report.

                                     Part I

Item 1.  Business

  IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at Wheat Road and Lincoln Avenue, Buena, New Jersey. The Company is a diversified company engaged in two business segments:

 . Animal Health Products Business - production and marketing of animal health
  -------------------------------
  products such as poultry vaccines, veterinary products, nutritional supplements and grooming aids; and

 . Cosmetics and Consumer Products Business - production and marketing of
  ----------------------------------------
  cosmetic and consumer products such as skin care products and shampoos.

  Since 1987, the earnings from the Company's Animal Health Products Business have been used to fund commercial development efforts in the Cosmetics and Consumer Products Business and the Company's former Biotechnology Business which was engaged in the business of development of various applications of the Company's proprietary encapsulation technology (Novasome(R) lipid vesicle and Ultrasponge/TM/ hydrogel technologies and micellar nanoparticles, the "Novavax Technologies") primarily for human medicines and vaccines.

Distribution of Biotechnology Business
--------------------------------------

  On March 17, 1994, the Company's Board of Directors adopted a plan to dispose of the Biotechnology Business by spinning it off through a distribution to the Company's stockholders of all of its common stock of the separate entity which would conduct the Biotechnology Business in the future. Since 1991, the development efforts of the Biotechnology Business were directed primarily towards human pharmaceuticals, including vaccines. These development efforts had reached the level where separate funding sources were required for the Biotechnology Business to continue its development efforts, meet the requirements of the FDA approval process and reach the stage of eventual commercialization.

  The Board of Directors determined that the best interests of the Company and its stockholders would be served by dividing the Company into two separate publicly-traded entities. By doing so, the Board of Directors believed that access of both IGI and the Biotechnology Business to the capital markets would significantly improve; IGI would be able to focus on its historically profitable and growing Animal Health Products Business and its growing Cosmetics and Consumer Products Business; and the management of the Biotechnology Business would be able to focus mainly on developing human pharmaceutical applications. The Company believed that the Distribution would also simplify IGI and permit investors to more readily evaluate the earnings and growth potential of the separate companies.

  On December 12, 1995 (the "Distribution Date"), IGI distributed to the holders of record of IGI's common stock, at the close of business on the Record Date, November 28, 1995, one share of common stock of Novavax, Inc. ("Novavax") for every one share of IGI common stock outstanding (the "Distribution"). In connection with the Distribution, the Company has paid Novavax $5,000,000 in return for a fully paid-up, ten-year license entitling it to the exclusive use of Novavax's technologies in the fields of (i) animal pharmaceuticals, biologicals, and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals; and the processes for making the same. The Company has the option, exercisable within the last year of the ten-year term, to extend the License Agreement for an additional ten-year period for $1,000,000. Novavax will retain the right to use its Novavax Technologies for all other applications, including human vaccines and pharmaceuticals. The Company has presented the payment under the License Agreement as a capital contribution in its financial statements to reflect the intercompany nature and substance of the transaction. The form was structured as a prepaid licensing agreement to address various considerations of the Distribution, including tax and financing considerations. For tax purposes, the transaction will be treated as a prepaid licensing agreement. IGI has no further obligations to fund Novavax. See Note 2 of Notes to IGI Financial Statements.

  IGI funded the $5,000,000 payment to Novavax from borrowings under its bank loan agreement which has been amended to reflect the Distribution. The Amended Loan Agreement with Fleet Bank - NH and Mellon Bank provides for:

 . $12,000,000 revolving credit facility with interest contingent upon certain financial ratios at the end of each quarter. The interest rate shall not exceed prime plus 1 1/2%. The amount available under the revolving credit facility decreases by $800,000 on the last day of each quarter from June 30, 1996 through December 31, 1999. At March 22, 1996 the Company had outstanding borrowings of $12,000,000 under this facility and the interest rate was 10%.

 . $10,000,000 working capital line of credit renewable annually, with interest on the outstanding borrowings contingent upon certain financial ratios at the end of each quarter. The interest rate shall not exceed prime plus 1%. At March 22, 1996, the Company had $1,615,000 available under this facility and the interest rate was 9.5%.

  The Company was in default of its current ratio covenant as of December 31, 1995. The banks have amended the agreement to remove the default.

  Under a transition services agreement, IGI will continue to provide certain administrative services to Novavax, including services relating to human resources, purchasing and accounting, data processing and payroll services for a period not to extend beyond June 30, 1996. Novavax will pay IGI a fee for all services provided by IGI employees, based on IGI's cost. In addition to these services, Edward B. Hager will serve as Chairman of the Board and Chief Executive Officer and John P. Gallo will serve as Chief Operating Officer and Treasurer of Novavax through no later than June 30, 1996 (the "Transition Termination Date"). Prior to the Transition Termination Date, Dr. Hager will continue to devote the majority of his time to IGI and will receive no compensation for his services as an officer of Novavax. Mr. Gallo will devote approximately one half of his business time through the Transition Termination Date to Novavax and its business, and IGI and Novavax will each pay Mr. Gallo one half of his annual compensation. The Company does not believe that its reliance on part-time management by Mr. Gallo will adversely affect IGI's business during the transition period.

  As a result of the Distribution, the Consolidated Financial Statements of IGI present its Biotechnology Business as a discontinued operation. Losses incurred by the Biotechnology Business through the date of the Distribution are included in the "Loss from Discontinued Operations" in the financial statements.

Strategy
--------

  The Company's business strategy for its operations is as follows:

 . Continue growth of the Animal Health Products Business, especially in the international markets, through new product development and intensified product registration (for licenses in foreign countries) and marketing efforts.

 . Continue growth of the Cosmetics and Consumer Products Business through expanded efforts to develop and market additional cosmetic and dermatologic products utilizing the Novavax Technologies internally through the Company's Nova Skin Care Division and externally through industry partners and customers.

 . Continue development of the consumer product applications of the Novavax
  Technologies, including flavors, beverage and food additives, coatings, paints and chemicals.

 . Explore opportunities for strategic acquisitions in its two business segments.

Novavax Technologies
--------------------

  Liposome encapsulation is a process designed to entrap and deliver various useful materials. Prior to the development of the Novavax Technologies, the most commonly used technology, phospholipid liposome encapsulation, had a limited capacity to encapsulate anything other than materials that can be dissolved or suspended in water. Phospholipid liposomes are man-made, microscopic spheres that are usually formed through a multi-step process, which generally includes the mixing of water, organic solvents and phospholpids. Most phospholipid-based liposomes are produced from materials that are expensive and may require the use of potentially hazardous organic solvents. The standard, multi-step phospholipid manufacturing process yields small quantities of expensive, less stable vesicles with limited cargo capacity.

  Based on the belief that certain forms of liposomes can stimulate the immune system, various institutions and companies have tried to develop liposome-based vaccines with advantageous properties over conventional vaccines. The Company believes that efforts to commercially develop phospholipid-based liposomes have been unsuccessful primarily because phospholipid-based liposomes have:

 .  high cost
 .  low stability
 .  low versatility
 .  commercial scale-up difficulties

Novasome Lipid Vesicles

  While artificial lipid vesicle encapsulation technology has existed for almost four decades, the Company believes that it was one of the first companies to produce highly stable, versatile artificial lipid vesicles and structures of various types from low-cost, readily available materials in commercial quantities. The major advantages of Novasomes over other liposomes are as follows:

     Versatility, Stability and Low Cost

 . Novasomes may be made from a number of inexpensive, readily available chemicals, called amphiphiles, including fatty alcohols and acids, ethoxylated fatty alcohols and acids, glycol esters of fatty acids, glycerol fatty acid mono and diesters, ethoxylated glycerol fatty acid esters, glyceryl ethers, fatty acid diethanolamides and dimethyl amides, fatty acyl sarcosinates, "alkyds" as well as phospholipids.

 . Novasomes have a large, stable central core that allows them to entrap and deliver a wide variety of substances that may be too large or disruptive for phospholipid vesicles, including lipids, solvents, particulates and perfluorocarbons as well as aqueous materials.

 . Novasomes can be varied according to the intended cargo and can be engineered to release cargo in response to a variety of factors.

 . Novasomes can be made to provide acceptable stability under a variety of conditions, such as wide variations of alkalinity, acidity, temperature, shear, detergents, solvents, enzymes and others.

     Ease of Commercial Scale-up

  Novasomes can be made in large quantities in a continuous flow process that does not use organic solvents. The patented Novamix/TM/ production machinery permits the blending of reagents under controlled conditions, and enables the composition of the Novasomes to be adjusted to customize their structure and release properties. The Novavax Technologies, the Company's ability to use readily available materials and the patented Novamix production machinery allow it to produce Novasomes with stability, versatility, large cargo carrying capacity, high production volumes and low production costs. The Company believes these advantages provide an opportunity to extend the commercial potential of Novasomes from the near-term cosmetic and personal care products produced and marketed by IGI.

     Micellar Nanoparticles

  Micellar nanoparticles ("MNP") are submicron-sized lipid structures. MNP have different structural characteristics (e.g. do not have lipid bilayers) and are generally smaller than Novasome lipid vesicles. MNP, like Novasomes, are made from the family of materials derived from amphiphilic surfactants and can be tailored for particular uses. They exhibit encapsulating and many other properties similar to Novasomes, but differ in other properties. MNP are very stable and can be prepared in commercial quantities at a reasonable cost. The Company believes MNP may have commercial application in its Cosmetic and Consumer Products.

  Novavax holds 30 U.S. patents and 43 foreign patents covering its Novavax Technologies (including a wide variety of component materials, its continuous flow vesicle production process and its Novamix/TM/ production equipment).

License of Technology from Novavax
----------------------------------

  On December 12, 1995, IGI, Inc. distributed its majority interest in Novavax to the IGI stockholders. Immediately after the Distribution, IGI, through its wholly-owned subsidiary IGEN, Inc., paid Novavax's wholly-owned subsidiary Micro-Pak, Inc. approximately $5,000,000 in return for a fully paid-up, exclusive ten-year license entitling it to use the Novavax Technologies in the fields (the "IGI Field") of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings;
(iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals;

and the processes for making the same (the "IGI License Agreement"). IGI has the option, exercisable within the last year of the ten-year term, to extend the exclusive license for an additional ten-year period for $1,000,000. Novavax will retain the right to use its Novavax Technologies for all applications outside the IGI Field, including human vaccines and pharmaceuticals.

  If at any time during the term of the IGI License Agreement either party shall make or discover any product improvements useful in the IGI Field (such improvements being limited to those improvements that would be dominated by the claims of a licensed patent), it shall communicate all details in respect thereof to the other party. If Novavax makes such improvements, IGI shall be entitled to use the same in the IGI Field during the term of the IGI License Agreement without paying any increased royalty in respect thereof. If IGI makes such improvements, Novavax shall have the right to use them outside the IGI Field during the term of the IGI License Agreement. In the event employees of Novavax and IGI are joint inventors as a result of inventions arising out of the development of licensed products, any patent applications filed thereon shall be owned by Novavax, and IGI shall have an exclusive license in the IGI Field.

  Three of the members of the Board of Directors of IGI are also directors of Novavax, and the terms of the IGI License Agreement were unilaterally established by IGI. [It is the view of the Board of Directors and management of Novavax, however, that the terms of the IGI License Agreement were at least as favorable to Novavax as would have been obtained from any unaffiliated third party.] The $5,000,000 license payment was determined unilaterally by IGI, based on the present value of the estimated aggregate royalties IGI would expect to pay Novavax over a ten-year period if such royalties were paid annually based on IGI's annual revenues from the sale of its products that use or incorporate the Novavax Technologies. The royalty rates used in calculating the license payment were the same as those used by IGI in determining the annual royalties paid by IGI for the Novavax Technologies when the Company was a subsidiary of IGI during the period prior to the Distribution. Prior to the Distribution, IGI paid a royalty rate of 10% on sales of products incorporating the Novavax Technologies. This rate was determined based on a review of similar types of licensing agreements and reflected the lack of any up-front payment by IGI to Novavax. Novavax recognized revenues under its earlier license agreement of $199,000, $210,000 and $268,000 for the years 1993, 1994 and 1995, respectively.
The lump sum license payment was determined to be preferable to annual royalty payments, because the license payment would provide Novavax with immediate funds to finance its operations after the Distribution. At the time the terms of the IGI License Agreement were fixed, including the license payment, all of the directors of IGI were also directors of Novavax.

Business Segments
-----------------

  The following table sets forth the revenue and operating profit (in thousands) of each of the Company's two business segments for the periods indicated:


                                     1995     1994     1993
                                   --------  -------  -------
Revenue
-------
Animal Health Products             $29,510   $27,471  $26,626
Cosmetics and Consumer Products      1,711     1,477    1,378

Operating Profit (Loss) *
-----------------------
Animal Health Products               6,459     6,057    6,020
Cosmetics and Consumer Products       (159)      296      367

* Excludes corporate expenses of $3,056, $2,845 and $3,000 for 1995, 1994 and 1993, respectively. (See Note 15 of Notes to Consolidated Financial Statements.)

  As a result of the Distribution of the Biotechnology Business, the operating losses of that segment are included as "Loss from Discontinued Operations" in the Company's financial statements. (See Note 2 of Notes to Consolidated Financial Statements.)

Animal Health Products Business
-------------------------------

  IGI manufactures and markets a broad range of animal health products used in pet care and poultry production. The Company sells these products in the United States and over 50 other countries principally under two trade names: Vineland Laboratories and EVSCO Pharmaceuticals. The Company also sells veterinary products to the over-the-counter pet products market under the Tomlyn label.

Poultry Vaccines
----------------

  The Company produces and markets poultry vaccines manufactured by the chick embryo, tissue culture and bacteriological methods. The Company produces vaccines for the prevention of various chicken and turkey diseases and has 80 vaccine licenses granted by the United States Department of Agriculture ("USDA") (See "Government Regulation"). The Company also produces and sells, under its Vineland Laboratories label, nutritional, anti-infective and sanitation products used primarily by poultry producers.

  The Company manufactures poultry vaccines at its USDA approved facility in Vineland, New Jersey and sells them, primarily through its own sales force of 12 persons, directly to large poultry producers and distributors in the United States and, through its export sales staff, to local distributors in other countries. The sales force is supplemented and supported by technical and customer service personnel. The Company's vaccine production in the United States is regulated by the USDA. Sales of poultry vaccines and related products accounted for approximately 60% of the Company's sales in 1995, 59% in 1994 and 58% in 1993.

  The Company has two poultry vaccines licensed by the USDA which use the Novavax Technologies and is continuing development efforts on new vaccine applications of this technology.

  The Company's principal competitors in the poultry-vaccine market are Intervet America, Inc., Solvay Veterinary, Inc. and Rhone-Merieux Select Laboratories, Inc. The Company believes that it has the largest share of the domestic poultry vaccine market. The Company competes on the basis of product performance, price, customer service and availability.

Veterinary Products
-------------------

  The EVSCO line of veterinary products is used by veterinarians in caring for dogs and cats, and includes antibiotics, anti-inflammatories, cardiac care drugs, nutritional supplements, vitamins, insecticides and diagnostics. Product forms include gels, tablets, creams, liquids, ointments, powders, emulsions and diagnostic kits. EVSCO also produces professional grooming aids for dogs and cats.

  EVSCO products are manufactured at the Company's facility in Buena, New Jersey and sold through distributors to veterinarians. The facility operates in accordance with Good Manufacturing Practices ("GMP") of the federal Food and Drug Administration ("FDA") (See "Government Regulation".) Principal competitors of the EVSCO product line include Solvay Veterinary, Inc., Vet-Kem, a division of Sandoz Pharmaceuticals Corp., MSD AGVET (a division of Merck & Co.), Schering Corp., and Pitman-Moore, Inc. The Company competes on the basis of price, marketing, customer service and product qualities.

  The Tomlyn product line includes pet grooming, nutritional and therapeutic products, such as shampoos, grooming aids, vitamin and mineral supplements, insecticides and OTC medications. These products are manufactured at the Company's facility in Buena, New Jersey, and sold through distributors to superstores, independent merchandising chains, shops and kennels. Tomlyn's largest selling product line is the Nova Pearl/TM/ line of shampoos which is based upon the Novavax Technologies and provides combined moisturizing, cleaning and conditioning.

  Sales of the Company's veterinary products are handled by 24 sales employees. Most of the Company's veterinary products are sold through distributors. Sales of veterinary products accounted for approximately 35% of the Company's sales in 1995, 36% in 1994 and 37% in 1993.

Cosmetics and Consumer Products
-------------------------------

  IGI's Cosmetics and Consumer Products division is focused on the internal development and marketing of skin care products utilizing the Novavax Technologies through its Nova Skin Care division. IGI is continuing to work with several cosmetics, personal care products, and OTC pharmaceutical companies for various commercial applications of Novavax Technologies. Because of their ability to encapsulate skin protective agents, oils, moisturizers, shampoos, conditioners, skin cleansers and fragrances and to provide both a controlled and a sustained release of the encapsulated materials, Novasome lipid vesicles are well-suited to cosmetics and consumer product applications. For example, Novasomes may be used to deliver moisturizers and other active ingredients to the deeper layers of the skin or hair follicles for a prolonged period; to deliver or preserve ingredients which impart favorable cosmetic characteristics described in the cosmetics industry as "feel," "substantivity," "texture" or "fragrance"; to deliver normally incompatible ingredients in the same preparation, with one ingredient being shielded or protected from the other by encapsulation within the Novasome; and to deliver pharmaceutical agents to and/or through the skin.

  The Company is presently producing Novasomes for various skin care products including those marketed by the Prescriptives Division of Estee Lauder under that company's "All You Need" brand name as well as products for Lauder's "Resilience" brand. The first product was introduced in early 1993. The Company also produces and sells Novasomes to Revlon for use in lines of skin moisturizers manufactured and marketed by Revlon as its "Results" product line and by Revlon's Almay Division in its "Time Off" product line.

  Sales of the Company's Cosmetics and Consumer Products were principally based on formulations using the Novavax Technologies. Such sales approximated 5% in each of 1995, 1994 and 1993 of the Company's total sales.

     Nova Skin Care

  In February 1996, under the Nova Skin Care label, IGI launched its own line of Novasome(R) based alpha hydroxy acid skin care products. The first six over-the-counter products were introduced at the annual meeting of the American Academy of Dermatology in February 1996. The Company is marketing these products directly to dermatologists through a sales force of 16 employees. Additions to this product line are planned for 1996.

  On February 6, 1996, Johnson & Johnson and its wholly-owned subsidiary Ortho-McNeil, Inc. (collectively, "J&J") filed a lawsuit against the Company and its subsidiary, Igen, Inc. and its former subsidiary Micro-Pak, Inc. in the United States District Court for the District of New Jersey alleging trademark infringement and trademark dilution. J&J alleges that the Company's use of the names NOVA SKIN, NOVA SKIN CARE, and NOVA-AESTHETICS infringes on rights associated with J&J's trademark RENOVA for a prescription drug. J&J has also moved for a preliminary injunction seeking to preclude the Company's use of the NOVA SKIN, NOVA SKIN CARE, and NOVA-AESTHETICS names on the Company's newly-launched line of skin care products sold through dermatologists. On March 18, 1996, following a period of expedited discovery, the Court held an evidentiary hearing on the motion for preliminary injunction. The Court has not yet issued a ruling.

  Since 1988, the Company has used the trademark NOVASOME in connection with the lipid vesicle encapsulation technology it developed, including in connection with skin care products. In addition, numerous other companies use the term NOCVA in a wide variety of product and corporate name formulations. The Company is vigorously defending this lawsuit and believes that the outcome of the proceedings will not have a material adverse effect on the Company's financial position or results of operations.

     Other Applications

  The versatility of the Novavax Technologies combined with the Company's commercial production capabilities allow the Company to target large, diverse markets. Through product collaborations and license agreements, the Company is seeking to develop additional products for this business segment. For example, in 1992, the Company entered into a joint venture using the Novavax Technologies, ("Flavorsome, Ltd."), to develop encapsulated flavors for foods and beverages. Flavorsome is working with a number of food industry leaders on various food, beverage and confection applications of the Novavax Technologies. During 1995, Flavorsome received its first commercial orders. The Company continues to pursue the development of food, beverage and confection applications of Novavax Technologies. A major goal of Novasome flavor preservation is to double or triple the useful shelf life of various foods, beverages and candies which are dependent on volatile flavors. The Novavax Technologies enables the substitution of encapsulated, water or other calorie neutral material for fat in confections. Other benefits include encapsulation of beverage flavors to give a sequential taste phenomenon, development of higher melting point chocolate and taste masking of nutritional supplements. The Company is evaluating affiliations with potential industry partners. The efforts for the development of additional products require extensive testing, evaluation and trials, and therefore no assurance can be given that commercialization of these products with Novasomes will be successful.

  The Company has also developed a Novasome-encapsulated anthralin preparation ("Anthrasome Cream") for the treatment of psoriasis. Anthralin is an effective medication for the treatment of psoriasis. However, it causes skin staining, and because of its customary petrolatum-based formulation and insolubility, has generally been a difficult substance to formulate in a cosmetically acceptable form. The Company believes its Novasome cream formulation is more cosmetically acceptable and reduces skin staining. The Company is seeking to market Anthrasome Cream through an arrangement with a third-party.

  The Company has encapsulated retinoids in Novasome vesicles in collaboration with J&J. Retinoids are derivatives of retinoic acid and are effective in the treatment of acne and thought to be effective in the treatment of various age-associated skin disorders. Encapsulation of retinoids in Novasomes is designed to prolong stability and reduce irritation and provide a sustained release of certain active ingredients to treat these disorders. The Company does not expect to derive any significant revenue from this application during 1996.

International Sales and Operations
----------------------------------

  A staff of 12 persons based in Buena, New Jersey and 4 individuals based overseas handle all sales of Company products outside the United States. The Company's sales personnel and poultry veterinarians travel abroad extensively to develop business through local distributors. Exports consist primarily of poultry vaccines, although the Company also exports some veterinary pharmaceuticals and pet care products. Exports of vaccines require product registration or licensing by foreign authorities. The Company has 519 products registered or licensed in over 50 countries outside the United States and has over 1,328 registrations pending.

  Mexico and certain Latin American countries are important markets for the Company's poultry vaccines and other products. These countries have historically experienced varying degrees of political unrest and economic and currency instability. Because of the volume of business transacted by the Company in those countries, continuation or the recurrence of such unrest or instability could adversely affect the businesses of its customers in those countries or the Company's ability to collect its receivables from such customers, which in either case could adversely impact the Company's future operating results.

  In 1995, sales to international customers of $12,234,000 represented 39% of the Company's sales, as compared with 39% in 1994 and 37% in 1993. (See Note 11 of Notes to Consolidated Financial Statements.)

Manufacturing
-------------

  The Company's manufacturing operations include production and testing of vaccines, lotions, pills and powders; packaging, bottling and labeling of the finished products; and packing and shipment for distribution. Approximately 78 employees are engaged in manufacturing operations. The raw materials included in these products are available from several suppliers.

  The Company produces quantities of Novasomes adequate to meet its current needs for cosmetics and consumer product and animal health product applications. In 1995, the Company completed and began operating a new facility for marketing staff and Novavax Technologies product development. This facility also houses production facilities for cosmetics and consumer products. The Company intends to increase its poultry vaccine production capacity during 1996. (See "Properties".)

Research and Development
------------------------

  The Company's poultry vaccine research and development efforts are directed towards developing more efficient single and multiple-component vaccines, developing vaccines to combat new diseases and incorporating the Novavax Technologies into existing vaccines. The Company is concentrating its veterinary pharmaceutical research and development efforts on the use of Novavax Technologies for various veterinary pharmaceutical and OTC pet care products. The Company's cosmetics and consumer products research and development efforts are directed towards liposomal encapsulation to improve performance and efficacy of cosmetics, consumer products, flavors and dermatologic products. Under its license agreement with Novavax, the Company has the right to continue to use the Novavax Technologies to develop new products in those fields covered by the license.

  In addition to its internal research and development efforts, which involves 23 employees, the Company encourages the development of products in areas related to its present lines by making specific grants to universities. Research expenses for IGI's continuing operations were $1,345,000, $1,212,000 and $817,000 in 1995, 1994 and 1993, respectively.

Patents and Trademarks
----------------------

  All of the names of the Company's major products are registered in the United States and all significant foreign markets in which the Company sells its products. Under the terms of the IGI License Agreement, IGI has an exclusive ten-year license to use the Novavax Technologies in the IGI Field. Novavax holds 30 U.S. patents and 43 foreign patents covering its Novavax Technologies (including a wide variety of component materials, its continuous flow vesicle production process and its Novamix/TM/ production equipment).

  IGI intends to engage in collaborations, sponsored research agreements, and preclinical and/or field testing agreements in connection with its future vaccine and pharmaceutical products as well as clinical testing agreements with academic and research institutions and U.S. government agencies, such as the National Institutes of Health and the Department of Agriculture, to take advantage of their technical expertise and staff and to gain access to clinical evaluation models, patents, and related technology. Consistent with pharmaceutical industry and academic standards, and the rules and regulations under the Federal Technology Transfer Act of 1986, these agreements may provide that developments and results will be freely published, that information or materials supplied by the Company will not be treated as confidential and that the Company may be required to negotiate a license to any such developments and results in order to commercialize products incorporating them. There can be no assurance that the Company will be able successfully to obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of the Company on an exclusive or nonexclusive basis.

Government Regulation
---------------------

  The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. The Company's development, manufacturing and marketing of poultry biologics are subject to regulation in the United States for safety and efficacy by the United States Department of Agriculture ("USDA") in accordance with the Virus Serum Toxin Act of 1914. The development, manufacturing and marketing of pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.

  In the United States, pharmaceuticals and vaccines are subject to rigorous Food and Drug Administration ("FDA") regulation including preclinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for a new drug or new biologic is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, if at all.

  In addition to product approval, the Company may be required to obtain a satisfactory inspection by the FDA covering the manufacturing facilities before a product can be marketed in the United States. The FDA will review the manufacturing procedures and inspect the facilities and equipment for compliance with applicable rules and regulations. Any material change by the Company in the manufacturing process, equipment or location would necessitate additional FDA review and approval.

  Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filing for certain European countries, in general each country has its own procedures and requirements.

  In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and bacteria. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Employees
---------

  The Company currently has 213 full-time employees, of whom 92 are in marketing, sales and customer support, 78 in manufacturing, 23 in research and development, and 20 in executive, finance and administration. Certain services will be provided by IGI to Novavax through no later than June 30, 1996 on a transitional basis while Novavax builds its support staff. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

Item 2.  Properties

  The Company owns land and buildings housing offices, laboratories and production facilities in four locations in New Jersey. The Company also owns a warehouse and sales office space in Gainesville, Georgia. In addition, the Company leases office space in Virginia and warehouses in New Jersey, California, Mississippi, and Arkansas.

  The Company's poultry vaccine production facilities are located in Vineland, New Jersey, where the Company owns several buildings situated on approximately 16 acres of land. These buildings, containing 90,000 square feet of usable floor space, house offices and facilities used for the production of poultry vaccines. They were constructed and expanded from time to time between 1935 and 1992. The Company intends to renovate certain of these facilities in 1996 to expand its vaccine production capacity to meet expected growth in existing poultry vaccines and to provide production of new vaccines.

  In Buena, New Jersey, the Company owns a facility used for the production of veterinary pharmaceuticals and cosmetics and consumer products. The facility was built in 1971 and expanded in 1975 and in 1992 its capacity was increased for production of Novasome lipid vesicles. The facility presently contains 41,200 square feet of usable floor space, and is situated on eight acres of land. The Company's executive and administrative offices are also located in Buena, New Jersey in a 10,000 square foot building situated on six acres of land. In 1995, the Company completed and began operating a 25,000 square foot production, product development, marketing, manufacturing and warehousing facility for cosmetic, dermatologic and personal care products on this site.

  Each of the properties owned by the Company is subject to a mortgage held by Fleet Bank-NH of Nashua, New Hampshire and Mellon Bank. Except as discussed above, the Company believes that its current production and office facilities are adequate for its present and foreseeable future needs.

Item 3.  Legal Proceedings

  On February 6, 1996, Johnson & Johnson and its wholly-owned subsidiary Ortho-McNeil, Inc. (collectively, "J&J") filed a lawsuit against the Company and its subsidiary, Igen, Inc. and its former subsidiary Micro-Pak, Inc. in the United States District Court for the District of New Jersey alleging trademark infringement and trademark dilution. J&J alleges that the Company's use of the names NOVA SKIN, NOVA SKIN CARE, and NOVA-AESTHETICS infringes on rights associated with J&J's trademark RENOVA for a prescription drug. J&J has also moved for a preliminary injunction seeking to preclude the Company's use of the NOVA SKIN, NOVA SKIN CARE, and NOVA-AESTHETICS names on the Company's newly-launched line of skin care products sold through dermatologists. On March 18, 1996, following a period of expedited discovery, the Court held an evidentiary hearing on the motion for preliminary injunction. The Court has not yet issued a ruling.

  Since 1988, the Company has used the trademark NOVASOME in connection with the lipid vesicle encapsulation technology it developed, including in connection with skin care products. In addition, numerous other companies use the term
NOVA in a wide variety of product and corporate name formulations. The Company is vigorously defending this lawsuit and believes that the outcome of the proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Executive Officers of the Registrant
------------------------------------

  The Company's executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified. For information concerning officers who are also directors of the Company, please refer to Item 10 of this Report. Information concerning other executive officers is as follows:


                                                 Principal Occupation and Other
                                     Officer     Business Experience During
Name                         Age     Since       Past Five Years
----                         ---     -----      ------------------------------
Kevin J. Bratton             47      1983        Vice President and Treasurer
                                                 of IGI, Inc. since 1983.

Stephen G. Hoch              57      1991        Vice President of IGI, Inc.
                                                 since 1991.

Surendra Kumar D.V.M.,       60      1985        Vice President of IGI, Inc.
Ph.D.                                            since 1985.

Donald J. MacPhee            44      1987        Vice President of IGI, Inc.
                                                 since 1990 and Chief Financial
                                                 Officer of IGI, Inc. since
                                                 1987.

Lawrence N. Zitto            53      1985        Vice President of IGI, Inc.
                                                 since 1985.


                                    Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

  There were 1,137 stockholders of record as of March 15, 1996. The Company has never paid cash dividends on its Common Stock. The payment of dividends is restricted by the Company's Loan Agreement with Fleet Bank-NH, Nashua, New Hampshire and Mellon to a maximum 25% of earnings in any year and to retained earnings in excess of $1,000,000.

  The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange (symbol: "IG"). The following table shows the range of high and low trading prices on the American Stock Exchange for the periods indicated.


                         High            Low
                         ----            ---
1994
----

First quarter            12 3/8           8 3/8
Second quarter           11 1/4           8 1/2
Third quarter            10 5/8           8
Fourth quarter           14 3/8           9 1/2

1995
----

First quarter            17 1/2          11 5/8
Second quarter           16 1/8          13
Third quarter            15 7/8          11 1/2
Fourth quarter           12 3/4           6 3/8*


* On December 12, 1995, the Company distributed to its shareholders all of the Common Stock of Novavax owned by the Company. Each IGI shareholder received one share of Common Stock of Novavax for each share of Common Stock of the Company held on November 28, 1995. The Common Stock of IGI began trading "ex-dividend" on December 13, 1995.

Item 6. Selected Financial Data

Five Year Summary of Selected Financial Data

                                                      Year ended December 31,

                                              1991          1992          1993          1994          1995
                                              ----          ----          ----          ----          ----
Income Statement Data:
----------------------

Net sales                                 $22,008,644   $24,434,638   $28,004,569   $28,947,911   $31,220,632
Gross profit                               11,418,562    13,143,029    14,839,332    15,012,669    15,789,098
Operating profit                            2,054,589     2,491,792     3,386,418     3,508,075     3,244,550
Income from continuing
 operations                                   928,636     1,342,009     1,765,251     1,969,151     1,507,744

(Loss) from discontinued operations*         (883,751)   (1,275,977)   (5,942,921)   (1,699,844)   (4,033,768)
Net income (loss)                              44,885        66,032    (4,177,670)      269,307    (2,526,024)

Income (loss) per share:
From continuing operations
                                                  .11           .15           .20           .22           .16
From discontinued operations                     (.10)         (.14)         (.66)         (.19)         (.42)
Net income (loss)                                 .01           .01          (.46)          .03          (.26)
Cash dividends on common stock                      0             0             0             0             0

Balance Sheet Data:
-------------------

Working capital                           $11,332,910   $11,506,779   $12,410,545   $10,670,973   $ 4,283,420
Total assets                               23,136,772    27,500,714    26,005,054    30,501,842    32,331,324
Long-term debt (excluding current
 maturities)                                5,427,593     7,825,586     8,798,475    10,019,138     9,624,303

Stockholders equity                        12,803,509    15,266,774    12,320,633    13,711,499     8,547,642
Average number of common and common
 equivalent shares                          8,408,769     8,999,182     9,048,895     9,155,231     9,725,230


* In March 1994, IGI's Board of Directors voted to dispose of its Biotechnology Business segment through the combination of certain majority-owned subsidiaries and the subsequent tax-free Distribution of its ownership of the combined entity to IGI's shareholders. The distribution of this segment occurred on December 12, 1995. The Consolidated Financial Statements of IGI present this segment as a discontinued operation. (See Note 2 of Notes to Consolidated Financial Statements.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

   On December 12, 1995, in order to facilitate obtaining capital for its Biotechnology Business operations and continued expansion of its Animal Health Products and Cosmetics and Consumer Products segments, IGI distributed its ownership of Novavax, to IGI's shareholders ("Distribution"). Since the operations of Novavax comprise IGI's Biotechnology Business segment, the Consolidated Financial Statements of IGI present this segment as a discontinued operation. (See Note 2 of Notes to Consolidated Financial Statements).

  IGI's management believes that IGI's stockholders' interests were best served by dividing IGI into two separate publicly-traded entities through the Distribution; that the Distribution will enable IGI to focus on its historically profitable and growing Animal Health Products business (Vineland Laboratories, EVSCO Pharmaceuticals, and Tomlyn Products) as well as its Cosmetics and Consumer Products which will continue to manufacture and market Novavax technology based products under a license agreement; and that the Distribution will simplify IGI and permit investors to more readily evaluate the earnings and growth potentials of its businesses.

  Income from continuing operations decreased by $461,000 or 23% compared to 1994. Operating profit decreased by $264,000 or 8% over 1994. The Animal Health Products segment generated operating profits in 1995 of $6,459,000, an increase of $403,000, or 7%, over 1994 due to the increased sales volume. The Cosmetic and Consumer Products segment had an operating loss of $159,000 in 1995, compared to operating profits of $296,000 and $367,000 for 1994 and 1993, respectively. The 1995 operating loss reflects the Company's development and marketing of Novavax Technologies products for dermatologic and food applications while continuing to market these technologies to major cosmetic and consumer product companies. The operating loss for this segment in 1995 includes manufacturing variances related to the new production facility which was not operating at full capacity and selling, marketing and development costs for the Company's Nova Skin Care division. The operating profits of these segments do not reflect unallocated corporate expenses of $3,056,000, $2,845,000 and $3,000,000 for the years ended December 31, 1995, 1994, and 1993 respectively, which were charged to the segments in determining the Company's operating profit. (See Note 15 of Notes to Consolidated Financial Statements.)

  The loss from discontinued operations in 1995 resulted from increased operating expenses related primarily to research efforts directed toward the development of human vaccines and pharmaceuticals utilizing the Novavax Technologies as well as transaction costs associated with the Distribution. The Company had anticipated the effective date of the Distribution to be June 30, 1995. Due to delays in the final distribution of Novavax, the Company incurred costs in excess of the $1,000,000 estimated loss on disposal of its biotechnology business segment. These costs related to increased research and development expenses for products in the initial FDA approval process. The Biotechnology Business segment had no revenue from product sales in 1995, 1994 or 1993. (See Note 2 of Notes to Consolidated Financial Statements.)

1995 Compared to 1994
---------------------

  Sales increased $2,273,000 or 8% to $31,221,000. The growth was principally attributable to increases in poultry vaccine sales, both domestically and internationally. Poultry vaccine sales accounted for $18,797,000 or 60% of the Company's sales. International and domestic poultry vaccine sales experienced growth rates of 14% and 7% respectively. The domestic increase was attributable to the introduction of a new Rispen poultry vaccine during the second half of 1995. The Company expects the sales of this product to continue to increase during 1996. The international poultry sales increase relates directly to the increased product registration activities, particularly in the Asia/Pacific marketplace which experienced a 24% sales increase. Companion pet product sales increased $225,000 or 2% to $10,713,000, although international sales of these products declined particularly in Europe. Tomlyn sales, which are directed to the over-the-counter marketplace, experienced a 28% increase, due principally to the placement of these products in pet superstores. Increased sales to Estee Lauder contributed to a $234,000 or 16% growth in the Cosmetics division. The Company expects to increase the number of products that it manufactures for Estee Lauder during 1996 as well as complete licensing arrangements with two other cosmetic and consumer product companies. In February 1996, the Company launched a line of Novasome based alpha hydroxy acid ("AHA") products through its Nova Skin Care division. The Company is marketing these products directly to dermatologists through a sales force of 16 employees.

  The Company's gross profit increased $776,000 or 5%, with much of the increase related to sales growth. As a percentage of sales, gross profit dropped from 52% during 1994 to 51% in 1995. Significant factors in the gross profit ratio reduction were increased sales of certain lower-margin poultry vaccines, fixed costs associated with the Company's new manufacturing facility which was operating below full capacity and the discontinuance of certain product lines. As the production requirements for the Cosmetic and Consumer Products segment increases during 1996, the Company expects an improvement in its gross profit percentage.

  Selling, general and administrative expenses increased $1,256,000 or 12% due in part to variable costs associated with the higher sales volume and additional reserves established for international accounts receivables. Selling and marketing costs relating to the Company's new Nova Skin Care division were $250,000. The Company expects significant increases in selling and marketing expenses in 1996 related to the Nova Skin Care product line. These costs include introductory advertising, sampling and tradeshows as well as sales and marketing management. Research and development expenses increased by $132,000 or 11% due to stepped up development in the Cosmetic and Consumer Products segment, principally for the Nova Skin Care dermatologic product line. The Company intends to continue to increase its research and development efforts in all of its businesses, with particular emphasis on developing new poultry vaccines and developing additional products for the Nova Skin Care division. During 1995, the Company recognized $731,000 in research revenues, an increase of $348,000 or 91% over 1994.

  Interest expense increased $233,000 or 23% due to the higher borrowings required to meet the operational demands of the biotechnology business segment. The Company expects interest expense to increase during 1996 related to borrowings that were required in December 1995 to fund the $5,000,000 license payment to its former subsidiary, Novavax.

  The provision for income taxes on continuing operations was lower than the statutory rate due principally to utilization of research and development tax credits as well as an adjustment to prior years accruals. (See Notes 1, 2 and 7 of Notes to Consolidated Financial Statements.)

1994 Compared to 1993
---------------------

  Net sales increased by $943,000 or 3% compared to 1993. International sales of poultry vaccines (Vineland Laboratories) and small animal products (EVSCO and Tomlyn) increased by $1,077,000 or 11% and accounted for $11,360,000 or 39% of the Company's sales, up from $10,282,000 or 37% of the Company's 1993 sales. Domestic sales of EVSCO and Tomlyn products increased by $97,000 or 1%.
Domestic sales by Vineland Laboratories in 1994 were $330,000 or 4% less than in 1993. This decrease was due to a combination of factors, including poultry vaccine production capacity limitations which resulted in shipping of certain vaccines to overseas rather than domestic markets, and domestic price erosion on several vaccines. Overall, sales of the Company's Animal Health Products segment increased by $845,000 or 3% and accounted for $27,471,000 or 95% of the Company's sales, compared to $26,627,000 or 95% of the Company's 1993 sales. Sales of the Company's Cosmetics and Consumer Products segment were $1,477,000, an increase of $98,000 over 1993. These sales were principally of cosmetic products utilizing the Novavax Technologies.

  Gross profit increased by $173,000 or 1% compared to 1993. This increase was attributable principally to the higher sales volume. As a percentage of sales, gross profit was 52%, down from 53% in 1993, due in part to domestic poultry vaccine price concessions as a result of competitive pricing pressures. In the aggregate, gross profit margins from international sales were comparable to those of domestic sales.

  Selling, general and administrative expenses increased by $38,000 due in part to variable expenses associated with the higher sales volume. As a percentage of sales, the expenses decreased to 37% from 38% in 1993. This decrease is attributable to absorption of fixed costs by the higher sales volume.

  Gross research and development expenses increased $396,000 or 48% due principally to additional technology application efforts focused at the Company's core business operations, especially in the areas of flavors, cosmetics and chemicals. These expenditures were offset, in part, by research revenues from industry partners of $383,000.

  Interest expense increased by $270,000 or 35% due principally to higher bank borrowings at higher interest rates. The additional borrowings were required principally to fund the operations of the Company's discontinued Biotechnology Business segment.

  The provision for income taxes on continuing operations was lower than the statutory rate, due principally to a reduction in valuation allowances as well as utilization of research and development tax credits. The loss from discontinued operations reflects an expected tax benefit of $797,000. The Company has recorded a full valuation allowance of $2,880,000 against the net deferred tax asset from discontinued operations based on a determination of the ultimate realizability of future deferred tax assets. (See Notes 1, 2 and 7 of Notes to Consolidated Financial Statements.)

  The loss from discontinued operations in 1994 consisted of $700,000 in expenses incurred in excess of the $2,750,000 reserve established at December 31, 1993. The Company's anticipated effective date for the Distribution of September 30, 1994 was delayed principally by the late receipt of a favorable tax-free ruling from the IRS. The Company received the requested ruling from the IRS in March 1995 and had originally intended to complete the Distribution by June 30, 1995. In addition to the aforementioned charges, the Company established a reserve of $1,000,000 for additional operating and transaction expenses to be incurred prior to the then anticipated effective date of the Distribution. (See Note 2 of Notes to Consolidated Financial Statements.)

Liquidity and Capital Resources
-------------------------------

  On March 17, 1994, IGI's Board of Directors voted to dispose of the biotechnology business segment through the combination of its majority-owned subsidiaries Molecular Packaging Systems, Inc. ("MPS") and Novavax, Inc. and the subsequent tax-free Distribution to IGI's shareholders. On March 20, 1995, the Company received a favorable ruling from the IRS that the Distribution would be tax-free to IGI and its shareholders and the Company ultimately disposed of this segment on December 12, 1995. For the year ended December 31, 1995, the Company incurred $5,034,000 in losses related to its biotechnology business segment of which $1,000,000 were reserved for at December 31, 1994. Since the operations of Novavax comprised IGI's biotechnology business segment, the Consolidated Financial Statements of IGI for the year ended December 31, 1995 report the results of the biotechnology business segment as discontinued operations. The Company had anticipated the effective date of the Distribution to be June 30, 1995. Due to delays in the final distribution of Novavax, the Company incurred costs in excess of the $1,000,000 estimated loss on disposal of its biotechnology business segment. These costs related to increased research and development expenses for products in the initial FDA approval process. The Distribution became effective December 12, 1995.

  Under the terms of the Distribution, the Company paid Novavax $5 million for a fully paid-up license to use the Novavax Technologies in its business and converted $17,024,000 of loans made to this operation in exchange for additional shares of Novavax Stock, which was distributed to IGI shareholders in the Distribution. IGI had loaned $17,591,000 to Novavax to fund Novavax operations through the Distribution Date. Any advances made by IGI in excess of $17,024,000 up to $250,000 have been deducted from the $5,000,000 payment under the License Agreement.

  IGI funded the $5,000,000 payment to Novavax from borrowings under its bank loan agreement which has been amended to reflect the Distribution. The Amended Loan Agreement with Fleet Bank - New Hampshire and Mellon Bank provides for:

 . $12,000,000 revolving credit facility with interest contingent upon certain financial ratios at the end of each quarter. Effective January 1, 1996, the interest rate shall not exceed prime plus 1 1/2%. The amount available under the revolving credit facility decreases by $800,000 on the last day of each quarter from June 30, 1996 through December 31, 1999. At December 31, 1995 the Company had outstanding borrowings of $12,000,000 under this facility and the interest rate was 9%.

 . $10,000,000 working capital line of credit renewable annually, with interest on the outstanding borrowings contingent upon certain financial ratios at the end of each quarter. Effective January 1, 1996, the interest rate shall not exceed prime plus 1%. At December 31, 1995 the Company had $1,952,000 available under this facility and the interest rate was 9.5%.

  The Company was in default of its current ratio covenant as of December 31, 1995. The banks have amended the agreement to remove the default.

  The Company used $2,710,000 for operating activities due principally to increases in inventories, related primarily to new products being introduced during 1995, and accounts receivable related to the increase in international sales. Accounts receivable turnover ratio was 3.89 compared to 4.08 for the year ended December 31, 1994. Accounts receivable balances due from Mexico and Latin America were 13% of the total receivable balance and the Company believes the net amounts are fully collectible. Mexico and certain Latin American countries are important markets for the Company's poultry vaccines and other products. These countries have historically experienced varying degrees of political unrest and economic and currency instability. Because of the volume of business transacted by the Company in those countries, continuation or the recurrence of such unrest or instability could adversely affect the businesses of its customers in those countries or the Company's ability to collect its receivables from such customers, which in either case could adversely impact the Company's future operating results. The growth in inventories relates principally to new animal health products that the Company began selling during the third quarter as well as products for the Nova Skin Care division which were launched in February 1996. The inventory turnover ratio for 1995 was 1.81, compared to 1.66 for the year ended December 31, 1994. The Company believes its reserves for inventory obsolescence and accounts receivable are adequate. The Company used $2,397,000 in investing activities for capital expenditures to build and equip its new 25,000 square foot research, marketing and production facility in Buena, New Jersey, as well as an additional $5,360,000 for the payment of the License Agreement, patent costs and capital expenditures (See
Note 2 of Notes to Consolidated Financial Statements). Funding for the Company's operating and investing activities were provided by borrowings under the Company's working capital line of credit and the revolving credit facility. The Company has no further obligation or intention to fund Novavax.

  At March 22, 1996 the Company had $1,485,000 of available borrowing capacity under the working capital line of credit and no borrowings available under the revolving line of credit. Funds generated from operations and existing bank credit facilities are expected to be sufficient to meet the Company's short-term cash requirements. The Company has current maturities of long-term debt of $800,000 per quarter commencing June 30, 1996. The Company believes that cash generated from operating activities as well as available borrowings under its line of credit facility will be sufficient to meet these obligations. However, over the long-term, the Company will require additional funds to expand its business. No assurance can be given that the Company will be successful in obtaining the required funds, and, if not, the Company may be required to cut back on its expansion plans or otherwise appropriately modify its business strategy.

Factors That May Affect Future Results

  The industry segments in which the Company competes are constantly changing and are subject to significant competitive pressures. The following sets forth some of the risks which the Company faces.

     Availability of Capital

  The Company has historically applied the operating profits from its animal health business to fund the development of its cosmetics business and its former biotechnology business, Novavax, Inc., which was distributed to the Compay's stockholders in December 1995. Therefore, the Company is currently highly leveraged and will need additional capital to finance the expansion of its aniimal health and cosmetics and consumer products businesses. No assurance can be given that such funds will be obtained when required or, if obtainable, on terms that are favorable to the Company. In addition, the Company expects that is interest expense will increase in 1996 as a result of increased borrowings, which will impact the Company's profitability.

     Intense Competition in Cosmetic and Consumer Products Business

  The Company's Cosmetics and Consumer Products Division competes with large, well-financed cosmetics and consumer products companies with developpment and marketing groups that are expeprienced in the industry and possess far greater resources than those available to the Company. The Company expects to rely principally on increased sales of its cometics and consumer products can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company's customers that use the Company's Novasomes in their products may decide to reduce their purchases from the Company or shift their business to other suppliers.

     Price Competition in Poultry Vaccine Business

  The Company is encountering increasing severe competition from international producers of poultry vaccines, particularly increased price copetition coupled with a downward trend in vaccine prices. In addition, the Company's business may be adversely affected by foreign import restrictions and additional regulatory requirements. Also, unstable or adverse economic conditions and fiscal and monetary policies in certain Central and South American countries, and increasingly important market for the Company's animal health products, could adversely affect the Company's future business in these countries.

       Rapidly Changing Marketplace for Animal Health Products

  The emergence of pet superstores, the consolidation of distribution channels into a smaller number of large, more powerful comppanies and the diminishing traditional role of veterinarians in the animal health business may adversely affect the Company's ability to expand its animal health business and to operate this business at the gross margin levels historically enjoyed by the Company.

     Effect of Rapidly Changing Technologies

  The Company expects to rely on the features of its Novavax Technologies to market and expand its line of internally-developed dermatologic products. However, if its competitors develop new and improved technologies that are superior to the Company's technologies, the Company's products could be less acceptable in the marketplace and therefore the Company's planned expansion of its line of personal care and dermatologic products could be adversely affected.

     Regulatory Considerations

  The FDA may determine that the Company's alpha hydroxy acid-based products are "drugs" and therefore should be subject to the expensive and sometimes protracted FDA regulatory approval. Also, certain of the Company's products may not be approved for sales overseas on a timely basis, thereby limiting the Company's ability to expand its foreign sales.

Accounting Standards Changes
----------------------------

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. This standard specifies when assets should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements. Management believes the impact of this pronouncement is not material since the majority of the Company's long-lived assets are property, plant and equipment that are utilized in the manufacturing of the Company's products.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company is evaluating the provisions of SFAS No. 123, but has not yet determined whether it will continue to follow the provisions of APB No. 25 or change to the fair value method of SFAS No. 123.

Income Taxes
------------

  The Company has a net deferred tax asset in the amount of $2.9 million as of December 31, 1995. The largest deferred tax assets relate to the $5,000,000 license payment which will be deducted over the ten-year period as the related products are sold and the royalties incurred and to net operating loss carryforwards. Management believes that the Company's deferred tax asset will be realized through the reversal of existing temporary differences and the utilization of net operating loss carryforwards and the prepaid license against future taxable income. The minimum level of future taxable income necessary to realize the Company's recorded deferred tax asset at

December 31, 1995, is approximately $        million.  The net operating loss
carryforwards expire in 2010 and there are no limitations on their use. Management believes that it will be able to utilize these carryforwards. The Company's consolidated federal taxable income (loss) varies from its consolidated financial statement income (loss). In 1993 and 1994, taxable income was higher due to the establishment of reserves for losses on discontinued operations; in 1995, taxable income was lower as the reserves were utilized.

Item 8.  Financial Statements and Supplementary Data

  The financial statements and notes thereto listed in the accompanying index to financial statements (Item 14) are filed as part of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

  The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 8, 1996 (the "1996 Proxy Statement") under the captions "PROPOSAL 1 - ELECTION OF DIRECTORS" and "Beneficial Ownership of Common Stock" and is incorporated herein by this reference. The Company expects to file the 1996 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 1995.

  Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation

  The information required by this item is contained under the captions "EXECUTIVE COMPENSATION" and "Director Compensation and Stock Options" in the Company's 1996 Proxy Statement and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is contained in the Company's 1996 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

  The information required by this item is contained under the caption "Certain Relationships and Related Transactions" appearing in the Company's 1996 Proxy Statement and is incorporated herein by this reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)  Financial Statements:

           Report of Independent Accountants

           Consolidated Balance Sheets, December 31, 1995 and 1994

           Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

      (2)  Financial Statement Schedules:

           Schedule II. Valuation and Qualifying Accounts and Reserves.

           Schedules other than those listed above are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

           Condensed financial information of the Registrant is omitted since there are no substantial amounts of "restricted net assets" applicable to the Company's consolidated subsidiaries.

      (3)  Exhibits Required to be Filed by Item 601 of Regulation S-K.

           Exhibits marked with a single asterisk are filed herewith, and exhibits marked with a double asterisk reference management contract, compensatory plan or arrangement, filed in response to Item 14 (a)
           (3) of the instructions to Form 10-K. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

           (a) Certificate of Incorporation of IGI, Inc., as amended. [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 33-63700, filed June 2, 1993]

           (b)  By-laws of IGI, Inc., as amended. [Incorporated by reference to
                Exhibit 2 (b) to the Company's Registration Statement on Form S-18, File No. 2-72262-B, filed May 12, 1981.

      (4) Specimen stock certificate for shares of Common Stock, par value $.01 per share. [Incorporated by reference to Exhibit (4) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-10063, filed April 2, 1990 (the "1989 Form 10-K".)]

**   (10)  (a)  IGI, Inc. 1983 Incentive Stock Option Plan. [Incorporated by
                reference to Exhibit A to the Company's Proxy Statement for the Meeting of Annual Stockholders held May 11, 1983.]

**         (b)  IGI, Inc. 1989 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of
                Stockholders held May 11, 1989.]

**         (c)  Employment Agreement by and between the Company and Edward B.
                Hager dated as of January 1, 1990. [Incorporated by reference to Exhibit (10) (c) to the 1989 Form 10-K.]

**         (d)  Extension of Employment Agreement by and between the Company and
                Edward B. Hager dated as of March 11, 1993. [Incorporated by reference to Exhibit (10) (d) to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1992, File No.
                0-10063, filed March 31, 1993 (the "1992 Form 10-K".)]

**         (e)  Extension of Employment Agreement by and between the Company and
                Edward B. Hager dated as of March 14, 1995. [Incorporated by reference to Exhibit (10)(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No.
                0-10063, filed March 31, 1995 (the "1994 Form 10-K")]

**         (f)  Employment Agreement by and between the Company and John P.
                Gallo dated as of January 1, 1990. [Incorporated by reference to Exhibit (10) (d) to the 1989 Form 10-K.]

**         (g)  Extension of Employment Agreement by and between the Company and
                John P. Gallo dated as of March 11, 1993. [Incorporated by reference to Exhibit (10)(g) to the 1992 Form 10-K.]

**         (h)  Extension of Employment Agreement by and between the Company and
                John P. Gallo dated as of March 14, 1995. [Incorporated by reference to Exhibit (10)(h) to the 1994 Form 10-K.]

**         (i)  Employment Agreement by and between Micro Vesicular Systems,
                Inc. and Donald F.H. Wallach dated as of January 1, 1990.
                [Incorporated by reference to Exhibit (10) (e) to the 1989 Form
                10-K.]

           (j) Rights Agreement by and between the Company and Fleet National Bank dated as of March 19, 1987. [Incorporated by reference Exhibit (4) to the Company's Current Report on Form 8-K, File No. 0-10063, dated as of March 26, 1987.]

           (k) Amendment to Rights Agreement by and among the Company, Fleet National Bank and State Street Bank and Trust Company dated as of March 23, 1990. [Incorporated by reference to Exhibit (10)
                (g) to the 1989 Form 10-K.]

           (l) Loan Agreement by and between Fleet Bank - NH and IGI, Inc. together with its subsidiaries, dated December 20, 1990. [Incorporated by reference to Exhibit (10) (h) to the 1990 Form 10-K.]

           (m) Amended and Restated Loan Agreement by and between Fleet Bank-NH and IGI, Inc. together with its subsidiaries, dated May 12, 1992, and modified November 1, 1992, and December 31, 1992. [Incorporated by reference to Exhibit (10) (k) to the 1992 Form 10-K.]

           (n) Fourth Amendment to Amended and Restated Loan Agreement by and between Fleet Bank-NH and IGI, Inc. together with its subsidiaries, dated December 23, 1993. [Incorporated by reference to Exhibit (10) (l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 0-10063, filed March 31, 1994 (the "1993 Form 10-K".)]

*          (o)  Second Amended and Restated Loan Agreement by and between Fleet
                Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated December 13, 1995.

           (p) Promissory note by Donald F.H. Wallach to IGI, Inc. [Incorporated by reference to Exhibit (10) (j) to the 1990 Form 10-K.]

**         (q)  IGI, Inc. Non-Qualified Stock Option Plan. [Incorporated by
                reference to Exhibit (3) (k) to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1991, File No.
                0-10063, filed March 30, 1992 (the "1991 Form 10-K".)]

**         (r)  IGI, Inc. 1991 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9,
                1991.]

**         (s)  Amendment No. 1 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 11, 1993. [Incorporated by reference to Exhibit 10 (p) to the 1992 Form 10-K.]

**         (t)  Amendment No. 2 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 22, 1995. [Incorporated by reference to the Company's Proxy Statement for the Annual
                Meeting of Stockholders held May 9, 1995.]

           (u) Form of Registration Rights Agreement signed by all purchasers of Common Stock in connection with private placement on January 2, 1992. [Incorporated by reference to Exhibit (3) (m) to the 1991 Form 10-K.]

*          (v)  License Agreement by and between Micro-Pak, Inc. and IGEN, Inc.

           (w) Registration Rights Agreement between IGI, Inc. and SmithKline Beecham p.l.c. dated as of August 2, 1993. [Incorporated by reference to Exhibit (10) (s) to the 1993 Form 10-K.]

*   (11)   Computation of net income per common share.

*   (22)   List of Subsidiaries.

*   (24)   Consent of Coopers & Lybrand L.L.P.

(b)        Reports on Form 8-K:

           On December 27, 1995, the Company filed a report on Form 8-K disclosing that the Company had declared a dividend of one share of Common Stock of Novavax, Inc. for each share of Common Stock of the Company held on November 28, 1995, payable on December 12, 1995.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1996                    IGI, Inc.
                             By:         /s/ Edward B. Hager
                                         Edward B. Hager,
                                         Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.


Name                                Title                         Date
----                                -----                         ----
/s/ Edward B. Hager                 Chairman of the Board         March 27, 1996
---------------------------
    Edward B. Hager

/s/ John P. Gallo                   President and Director        March 27, 1996
---------------------------
    John P. Gallo

/s/ Donald J. MacPhee               Principal Financial and       March 27, 1996
---------------------------         Accounting Officer
    Donald J. MacPhee

/s/ Jane E. Hager                   Director                      March 27, 1996
---------------------------
    Jane E. Hager

/s/ Constantine L. Hampers          Director                      March 27, 1996
---------------------------
    Constantine L. Hampers

/s/ John O. Marsh                   Director                      March 27, 1996
---------------------------
    John O. Marsh

/s/ Terrence O'Donnell              Director                      March 27, 1996
---------------------------
    Terrence O'Donnell

/s/ David G. Pinosky
---------------------------         Director                      March 27, 1996
    David G. Pinosky

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of IGI, Inc.:

     We have audited the consolidated financial statements and financial statement schedule of IGI, Inc. and subsidiaries as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IGI, Inc. and its subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 27, 1996

                          IGI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1994



         ASSETS                                          1995          1994
                                                     ------------  ------------

   Current assets:
     Cash and cash equivalents                       $   169,489   $   953,976
     Accounts receivable, less allowance
       for doubtful accounts of $306,000 and
       $181,000 in 1995 and 1994, respectively         8,455,610     7,276,843
     Inventories                                       9,000,208     8,075,147
     Current deferred taxes                               55,347        36,641
     Prepaid expenses and other current assets           762,145       912,496
                                                     -----------   -----------

         Total current assets                         18,442,799    17,255,103
                                                     -----------   -----------

   Notes receivable, less current maturities             285,087       570,589
                                                     -----------   -----------

   Property, plant and equipment - at cost:
       Land                                              624,723       416,011
       Buildings                                       9,054,499     6,356,842
       Machinery and equipment                         8,655,831     7,981,998
       Construction in progress                            --        1,182,821
                                                     -----------   -----------

                                                      18,335,053    15,937,672

     Less accumulated depreciation                    (8,224,670)   (7,454,437)
                                                     -----------   -----------

                                                      10,110,383     8,483,235
                                                     -----------   -----------

   Deferred income taxes                               2,790,623     1,370,005

   Net assets of biotechnology business segment            --        2,066,303
   Other assets                                          702,432       756,607
                                                     -----------   -----------
                                                     $32,331,324   $30,501,842
                                                     ===========    ===========


                                   Continued

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, Continued
                          December 31, 1995 and 1994


    LIABILITIES AND STOCKHOLDERS' EQUITY         1995          1994
                                             ------------  ------------

Current liabilities:
   Note payable to bank                      $ 8,048,000   $ 3,790,000
   Current maturities of long-term debt        2,415,101        29,338
   Accounts payable                            2,446,716     1,580,349
   Accrued payroll                               460,835       498,880
   Other accrued expenses                        772,061       660,989
   Income taxes payable                           16,666        15,184
   Deferred income taxes                           --            9,390
                                             -----------   -----------

      Total current liabilities               14,159,379     6,584,130
                                             -----------   -----------

Deferred income taxes                              --          187,075
                                             -----------   -----------

Long-term debt, less current maturities        9,624,303    10,019,138
                                             -----------   -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000
      shares authorized; 9,440,681 and
      9,018,637 shares issued in 1995
      and 1994, respectively                      94,407        90,186

  Additional paid-in capital                  18,130,328    20,390,726
  Deficit                                     (6,878,956)   (4,352,932)
                                             -----------   -----------
                                              11,345,779    16,127,980

   Less treasury stock; 176,356 and
      156,145 shares, at cost,
      in 1995 and 1994,
      respectively                            (2,608,937)   (2,253,123)
   Stockholders' notes receivable               (189,200)     (163,358)
                                             -----------   -----------
      Total stockholders' equity               8,547,642    13,711,499
                                             -----------   -----------
                                             $32,331,324    $30,501,842
                                             ===========    ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the years ended December 31, 1995, 1994 and 1993




                                                  1995          1994          1993
                                              ------------  ------------  ------------

Net sales                                      $31,220,632   $28,947,911   $28,004,569
Cost of sales                                   15,431,534    13,935,242    13,165,237
                                               -----------   -----------   -----------

Gross profit                                    15,789,098    15,012,669    14,839,332

Selling, general and
   administrative expenses                      11,930,555    10,674,611    10,636,207
Research and development expenses                1,344,743     1,212,483       816,707
Research revenues                                 (730,750)     (382,500)        --
                                               -----------   -----------   -----------

Operating profit                                 3,244,550     3,508,075     3,386,418

Interest expense                                (1,268,681)   (1,035,691)     (765,236)
Interest income                                    145,300        66,561       166,553
Other income(expense), net                           7,358        10,206       (94,536)
                                               -----------   -----------   -----------

Income from continuing operations
   before provision for income taxes             2,128,527     2,549,151     2,693,199
Provision for income taxes                         620,783       580,000       927,948
                                               -----------   -----------   -----------

Income from continuing operations                1,507,744     1,969,151     1,765,251

Loss from discontinued operations -
   Distribution of biotechnology segment,
   net of income tax benefits:
    Loss from operations                        (4,033,768)     (699,844)   (3,192,921)
    Estimated loss on disposal                      --        (1,000,000)   (2,750,000)
                                               -----------   -----------   -----------

Net (loss) income                              $(2,526,024)  $   269,307   $(4,177,670)
                                               ===========   ===========   ===========

(Loss) income per common and common
   equivalent share:
       From continuing operations                   $  .16        $  .22        $  .20
                                                    ======        ======        ======
       From discontinued operations                 $ (.42)       $ (.19)       $ (.66)
                                                    ======        ======        ======
       Net (loss) income                            $ (.26)       $  .03        $ (.46)
                                                    ======        ======        ======

Average number of common and common
   equivalent shares                             9,725,230     9,155,231     9,048,895
                                               ===========   ===========   ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                                                1995          1994           1993
                                                            ------------  -------------  ------------
Cash flows from operating activities:
  Net (loss) income                                         $(2,526,024)   $   269,307   $(4,177,670)
 Reconciliation of net (loss) income to net cash
    used by operating activities:
   Depreciation and amortization                                836,113        842,908     1,043,431
   Provision for loss on accounts
    receivable and inventories                                  787,737        271,555       352,492
   Accrual for estimated loss on disposal                          --        1,000,000     2,750,000
   Issuance of stock to 401(k) plan                              69,149         50,498        44,075
   Credit for deferred income taxes                            (101,019)      (219,800)      (89,985)
 Changes in operating assets and liabilities:
   Accounts receivable                                       (1,321,040)      (456,795)   (2,007,533)
   Inventories                                               (1,570,525)       437,963    (1,148,984)
   Prepaid and other assets                                     150,351       (303,041)      104,469
   Accounts payable and accrued expenses                        939,393        448,849      (954,203)
   Income taxes payable/refundable                                1,482         45,748       258,979
   Reimbursement from former subsidiary                         250,000           --            --
   Net assets of biotechnology segment                         (225,765)    (2,501,062)      170,473
                                                            -----------    -----------   -----------
Net cash used by operating
     activities                                              (2,710,148)      (113,870)   (3,654,456)
                                                            -----------    -----------   -----------

Cash flows from investing activities:
  Capital expenditures, net                                  (2,397,381)    (1,833,536)     (536,587)
  Decrease(increase) in notes receivable                           --            2,500       (27,238)
  Decrease(increase) in notes receivable
     from officers                                               57,489         12,045       (25,081)
  (Increase) decrease in other assets                           (62,105)      (146,623)      135,133
  License payment to former subsidiary                       (5,000,000)          --            --
  Net assets of biotechnology segment                          (359,786)      (549,066)     (453,067)
                                                            -----------    -----------   -----------

Net cash used by investing activities                        (7,761,783)    (2,514,680)     (906,840)
                                                            -----------    -----------   -----------

Cash flows from financing activities:
  Net borrowings under line
      of credit agreements                                    4,258,000      1,345,000     1,505,000
  Borrowings under revolving credit
      agreement                                               2,000,000      1,250,000     1,025,000
  Payments of long-term debt                                     (9,072)       (84,965)      (45,780)
  Proceeds from exercise of common
      stock options                                             938,516        191,694       131,839
   Proceeds from sale of common stock                         2,500,000           --         900,000
                                                            -----------    -----------   -----------

Net cash provided from financing
 activities                                                   9,687,444      2,701,729     3,516,059
                                                            -----------    -----------   -----------

Net (decrease) increase in cash and equivalents                (784,487)        73,179    (1,045,237)
Cash and cash equivalents at beginning of year                  953,976        880,797     1,926,034
                                                            -----------    -----------   -----------

Cash and cash equivalents at end of year                    $   169,489    $   953,976   $   880,797
                                                            ===========    ===========   ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             for the years ended December 31, 1995, 1994 and 1993

                                   Common Stock         Additional    Subscriptions                                         Total
                                   ------------         Paid-in     and Other Stock  Notes                 Treasury     Shareholders

                                Shares      Amount      Capital       Receivable  Receivable   Deficit       Stock         Equity
                                ------      ------     -----------   -----------  ----------  ---------    --------     ------------

Balance, December 31, 1992     8,678,139   $86,781   $17,578,915    $    --      $   --     $  (444,569)  $(1,954,353)  $15,266,774

Issuance of common stock for
 exercise of stock options
 including tax benefit of
 of $155,615                      93,439       933       449,879                 (163,358)                                  287,454

Conversion of 239 shares of MPS
 stock into 43,895 of IGI common
 stock                            43,895       440          (440)                                                                 0

Issuance of common stock to
 401(k) plan                       4,974        50        44,025                                                             44,075

Issuance of stock to
 industry partner, net            99,700       997       899,003                                                            900,000

Net loss                                                                                     (4,177,670)                 (4,177,670)

                              ----------    ------    ----------     --------    --------    ----------    ----------    ----------

Balance, December 31, 1993     8,920,147   $89,201   $18,971,382    $           $(163,358)  $(4,622,239)  $(1,954,353)  $12,320,633

Issuance of common stock for
 exercise of stock options
 including tax benefit of
 of $218,937                      93,218       932       708,471                                             (298,770)      410,633

Adjustment of valuation
 allowance                                               660,428                                                            660,428

Issuance of common stock to
 401(k) plan                       5,272        53        50,445                                                             50,498

Exercise of stock option agreement                                   2,500,000                                            2,500,000

Receivable due from exercise of
 stock option agreement                                             (2,500,000)                                          (2,500,000)


Net income

Balance, December 31, 1994                                                                      269,307                     269,307
                              ----------    ------    ----------     --------    --------    ----------    ----------    ----------

                               9,018,637   $90,186   $20,390,726    $   --      $(163,358)  $(4,352,932)  $(2,253,123)  $13,711,499

Issuance of common stock for
 exercise of stock options
 including a tax benefit
 of $279,180                     193,815     1,938     1,152,597                                             (381,250)      773,285

Issuance of common stock to
  401(k) plan                      1,574        16        43,697                                               25,436        69,149

Issuance of stock to
  industry partner, net          226,655     2,267     2,497,733                                                          2,500,000

License payment to former subsidiary, net
  of a deferred tax benefit of $1,700,000             (3,300,000)                                                        (3,300,000)


Distribution of biotechnology
   business segment                                   (2,654,425)                                                        (2,654,425)


Payment of stockholders' notes receivable                                          74,548                                    74,548

Reclass of stockholders' notes receivable                                        (100,390)                                 (100,390)


Net loss                                                                                     (2,526,024)                 (2,526,024)

                              ----------    ------    ----------     --------    --------    ----------    ----------    ----------

Balance, December 31, 1995     9,440,681   $94,407   $18,130,328    $   --      $(189,200)  $(6,878,956)  $(2,608,937)  $ 8,547,642
                              ==========    ======    ==========     ========    ========    ==========    ==========    ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   --------


 1.  Summary of Significant Accounting Policies
     ------------------------------------------


Nature of the Business
----------------------

IGI, Inc. ("IGI or the "Company") is a diversified company engaged in two business segments. The Animal Health Products Business produces and markets animal health products such as poultry vaccines, veterinary products, nutritional supplements and grooming aids. The Cosmetics and Consumer Products Business produces and markets cosmetic and consumer products such as skin care products and shampoos.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of IGI, Inc. and its wholly-owned and majority-owned subsidiaries. The Company's financial statements include 100% of the losses through December 12, 1995 of its formerly majority-owned subsidiaries which include Molecular Packaging Systems, ("MPS") and Novavax, Inc. All intercompany accounts and transactions have been eliminated.

Cash equivalents
----------------

Cash equivalents consist of short term investments with initial maturities of 90 days or less.

Inventories
-----------

Inventories are stated at the lower of cost (last-in, first-out basis) or market.

Property, Plant and Equipment
-----------------------------

Depreciation of property, plant and equipment is provided for under the straight-line method over the estimated useful lives as follows:

                                              Useful Lives
                                              ------------
Buildings and improvements                     10-30 years
Machinery and equipment                         3-10 years

Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operations.

Amortization
------------

Cost in excess of net assets of businesses acquired, which is included in other assets, is amortized on a straight-line basis over 40 years.
The Company periodically evaluates the carrying amount of this asset using cash flow projections and net income and if warranted, impairment would be recognized.

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  -----------



   1.  Summary of Significant Accounting Policies (continued)
       ------------------------------------------


Income Taxes (continued)
------------

The Company records income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of future deferred tax assets.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for excess and obsolete inventories, allowances for doubtful accounts and other assets and provisions for income taxes and related valuation allowances. Actual results could differ from those estimates.

Financial Instruments
---------------------

The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable and long-term debt. The carrying value of these instruments approximates the fair value.

Accounting Standards Changes
----------------------------

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. This standard specifies when assets should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements. Management believes the impact of this pronouncement is not material since the majority of the Company's long-lived assets are property, plant and equipment that are utilized in the manufacturing of the Company's products.

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    -------



 1. Summary of Significant Accounting Policies (continued)
    ------------------------------------------


 Accounting Standards Changes (continued)
 ----------------------------

 In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company is evaluating the provisions of SFAS No. 123, but has not yet determined whether it will continue to follow the provisions of APB No. 25 or change to the fair value method of SFAS No. 123.

 Revenue Recognition
 -------------------

 Revenues earned under research contracts are recognized when the related contract provisions are met.

 Reclassification
 ----------------

 Certain previously reported amounts have been reclassified to conform with the current period presentation.


 2. Corporate Activities
    --------------------


 Distribution of Biotechnology Segment
 -------------------------------------

 On March 17, 1994, IGI's Board of Directors voted to dispose of the biotechnology business segment through the combination of its majority-owned subsidiaries Molecular Packaging Systems, Inc. and Novavax, Inc. and the subsequent tax-free Distribution to IGI's shareholders of its ownership of the combined entity.

 On December 12, 1995 (the "Distribution Date"), IGI distributed to the holders of record of IGI's common stock, at the close of business on the Record Date, November 28, 1995, one share of common stock of Novavax, Inc. ("Novavax") for every one share of IGI common stock outstanding (the "Distribution").

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ----------

 2. Corporate Activities (continued)
    --------------------

Distribution of Biotechnology Segment (continued)
-------------------------------------

In connection with the Distribution, the Company has paid Novavax $5,000,000 in return for a fully-paid-up, ten-year license entitling it to the exclusive use of Novavax's technologies in the fields of (i) animal pharmaceuticals, biologicals, and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals; and the processes for making the same. The Company has the option, exercisable within the last year of the ten-year term, to extend the License Agreement for an additional ten-year period for $1,000,000. Novavax will retain the right to use its Novavax Technologies for all other applications, including human vaccines and pharmaceuticals. At the time the terms of the IGI License Agreement were fixed, including the license payment, all of the directors of IGI were also directors of Novavax and these terms were unilaterally established by IGI. As of December 31, 1995, three directors of IGI were also directors of Novavax. The Company has presented the payment under the License Agreement as a capital contribution in its financial statements to reflect the intercompany nature and substance of the transaction. The form was structured as a prepaid license agreement to address various considerations of the Distribution, including tax and financing considerations. For tax purposes, the transaction will be treated as a prepaid license agreement. IGI has no further obligations or intentions to fund Novavax.

Components of the losses from discontinued operations for each of the three years in the period ended December 31, 1995 were:

                                              1995          1994          1993
                                          ------------  ------------  ------------
   Selling, general and administrative    $ 2,103,470   $ 1,762,408   $ 1,599,305
   Research and development expenses,net    3,647,893     2,484,436*    2,613,580*
   Credit for income taxes                   (717,595)     (797,000)   (1,019,964)
                                          -----------   -----------   -----------
   Operating losses                         5,033,768     3,449,844     3,192,921
   Accrual for loss on disposal            (1,000,000)   (2,750,000)    2,750,000
   Estimated loss on disposal                   --        1,000,000         --
                                          -----------   -----------   -----------
   Net loss from discontinued operations  $ 4,033,768   $ 1,699,844   $ 5,942,921
                                          ===========   ===========   ===========

 *Includes $475,000 and $380,700 of initial payments in 1994 and 1993, respectively on product development and licensing agreements or detailed agreements in principle which have been reflected as a reduction in research and development expenses.

The Company had anticipated the effective date of the Distribution to be June 30, 1995. Due to delays in the final distribution of Novavax, the Company incurred costs in excess of the $1,000,000 estimated loss on disposal of its biotechnology business segment. These costs related to increased research and development expenses for products in the initial FDA approval process.

The credit for income taxes does not equal the statutory rate because of valuation allowances related to loss carryforwards.

The components of the net assets of biotechnology segment at December 12, 1995 and December 31, 1994 were:

                                               December 12, 1995          1994
                                               -----------------     ------------
    Net current assets (liabilities)              $  (56,071)         $   442,707
    Property, plant and equipment, net             1,400,998            1,549,666
    Deferred patent costs, net                     1,309,498            1,073,930
    Accrual for estimated loss on dispos               --              (1,000,000)
                                                  ----------          -----------
                                                  $2,654,425          $ 2,066,303
                                                  ==========          ===========

The distribution of the net assets of the Company's biotechnology business segment as of the Distribution Date are recorded in the accompanying financial statements as a reduction in additional paid-in capital.

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  -----------

2.  Corporate Activities (continued)
    --------------------


Equity and Other Transactions
-----------------------------

In August 1993, the Company entered into an agreement with an industry partner for the testing of Novavax's patented Novasome lipid vesicle encapsulation technology as a microcarrier and adjuvant for various human vaccines. The Company received $1,000,000 in exchange for 99,700 shares of the Company's common stock. In addition, the Company received $100,000 from this partner to offset research expenses. The $100,000 is included in the loss from discontinued operations in 1993. In December 1994, the partner exercised its option to enter into an exclusive license agreement by agreeing to pay the Company $475,000 for the use of the technology in certain applications and additional research funding. This amount is included in the loss from discontinued operations in 1994. Additionally, the partner exercised its option to purchase shares of the Company's common stock. In January 1995, the Company issued 226,655 shares of its common stock for $2,500,000. This agreement was amended in December 1995 in connection with the Distribution. Under the terms of the amended agreement, the industry partner has the option to purchase up to approximately $6,800,000 of IGI Common Stock and approximately $3,700,000 of Novavax Common Stock, concurrently. These amounts were determined, pursuant to the agreement, by calculating the average ratio of closing prices of IGI and Novavax common stock for the first twenty days following the Distribution. The price per share for Novavax's and IGI's common stock is to be determined on the date of exercise and is capped at an aggregate combined price per share of $13.00. This option will expire in 1996.


 3. Supplemental Cash Flow Information
    ----------------------------------

Cash paid for income taxes and interest during the years ended December 31, 1995, 1994, and 1993 was as follows:


                                      1995        1994        1993
                                      ----        ----        ----
Income taxes (refunded),net            2,725   $(42,947)  $(261,501)

Interest                           1,235,616    931,401     767,257

In addition, during the years ended December 31, 1995, 1994, and 1993, the Company had the following non-cash financing and investing activities:


                                      1995       1994       1993
                                   ----------  ---------  ---------
Tax benefits of exercise of
 common stock options              $  279,180   $218,937   $155,615

Stockholders' notes receivable           --         --      163,358

Distribution of the
 biotechnology segment              2,904,425       --         --

Treasury stock repurchased, net       355,814    298,770       --

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

 4. Inventories
    -----------

Inventories as of December 31, 1995 and 1994 consist of:


                                           1995               1994
                                        -----------        -----------

            Finished goods               $3,103,685         $2,704,408
            Work-in-process               2,850,838          2,925,494
            Raw materials                 3,045,685          2,445,245
                                         ----------         ----------
                                         $9,000,208         $8,075,147
                                         ==========         ==========

If the first-in, first-out (FIFO) method of accounting for inventories had been used, inventories would have been $307,774 and $462,362 lower than reported in 1995 and 1994, respectively.

 5. Long-Term Debt
    ---------------

Long-term debt as December 31, 1995 and 1994 consists of:


                                           1995               1994
                                        -----------        -----------

Revolving credit facility               $12,000,000        $10,000,000

Other debt due in annual
installments through March 1998
with interest at 9%                          39,404             48,476
                                        -----------        -----------
                                         12,039,404         10,048,476
Less current maturities                   2,415,101             29,338
                                        -----------        -----------
                                        $ 9,624,303        $10,019,138
                                        ===========        ===========

In December 1995, the Company and its banks reached an agreement to amend the loan agreement. The amended and restated loan agreement provides for:

* $12,000,000 revolving credit facility with interest contingent upon certain financial ratios at the end of each quarter. The interest rate shall not exceed prime plus 1 1/2% effective January 1, 1996. The amount available under the revolving credit facility decreases by $800,000 on the last day of each quarter from June 30, 1996 through December 31, 1999. At December 31, 1995, the Company had outstanding borrowings of $12,000,000 under this facility and the interest rate was 9%.

* $10,000,000 working capital line of credit, renewable annually, with interest on the outstanding borrowings contingent upon certain financial ratios at the end of each quarter. The interest rate shall not exceed prime plus 1% effective January 1, 1996. Amounts outstanding under the agreement at December 31, 1995 were $8,048,000. The average amounts outstanding during 1995 and 1994 were $4,461,077 with a weighted interest rate of 8.7% and $3,723,077 with a weighted interest rate of 7.8%, respectively. At December 31, 1995, the Company had $1,952,000 available under this facility and the interest rate was 9.5%.

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           ------------------------
 5. Long-Term Debt (continued)
    --------------

A commitment fee of 1/2% is payable on the unused portion of the working capital line and 1/4% on the unused revolving credit facility. The agreement requires the Company to maintain certain financial ratios, comply with other covenants and restricts the payment of cash dividends to not more than 25% of the net income in any one year and to retained earnings in excess of $1,000,000.

The Company was in default of its current ratio covenant as of December 31, 1995. The banks have amended the agreement to remove the default.

Aggregate annual principal payments on long-term debt, for the five years subsequent to December 31, 1995 and thereafter are as follows:


                        1996   $ 2,415,101
                        1997     3,214,847
                        1998     3,209,456
                        1999     3,200,000
                               -----------
                               $12,039,404
                               ===========

All of the Company's assets are pledged as collateral under the terms of the loan agreement. As of December 31, 1995, there were no outstanding equipment leases. At December 31, 1994, equipment under capital leases totaled $312,442, less accumulated depreciation of $260,221.

 6. Stock Options
    -------------

Under the 1983 Incentive Stock Option Plan, options have been granted to key employees to purchase a maximum of 500,000 shares of common stock. Options, having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under this plan at December 31, 1995 are generally exercisable in cumulative increments over four years commencing one year from the date of grant.

Under the 1989 and 1991 Stock Option Plans, options may be granted to key employees and directors to purchase a maximum of 500,000 and 1,900,000 shares of common stock, respectively. Options, having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Both incentive stock options and non-qualified stock options may be granted under the 1989 Plan and the 1991 Plan. Incentive stock options are generally exercisable in cumulative increments over four years commencing one year from the date of grant. Non-qualified options are generally exercisable in full beginning six months after the date of grant.

In 1991, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan. The plan provides that options may be granted to consultants, scientific advisors and employees to purchase a maximum of 250,000 shares of common stock. Options outstanding under this plan at December 31, 1995 are generally exercisable in cumulative increments over four years commencing one year from the date of grant.

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  -----------

 6. Stock Options (continued)
    -------------

Stock option transactions in each of the past three years under the aforementioned plans in total were:

                                      Shares          Price
January 1, 1993 shares
  under option                      1,156,075    $ 1.30 - $ 9.88
  Granted                             318,000    $ 5.75 - $ 7.61
  Exercised                           (33,439)   $ 2.91 - $ 3.42
  Cancelled                           (40,858)   $ 4.78 - $ 9.48

December 31, 1993 shares
  under option                      1,399,778    $ 1.30 - $ 9.88
  Granted                             408,500    $ 5.59 - $ 8.91
  Exercised                            (6,000)   $ 4.70 - $ 5.67
  Cancelled                            (8,750)   $ 5.02 - $ 9.88

December 31, 1994 shares
  under option                      1,793,528    $ 1.30 - $ 9.88
  Granted                             326,500    $ 6.63 - $ 9.39
  Exercised                          (190,763)   $ 1.30 - $ 9.88
  Cancelled                            (9,750)   $ 6.72 - $ 9.72

December 31, 1995 shares
  under option                      1,919,515    $ 3.64 - $ 9.88
                                    ============================
Shares subject to
outstanding options
exercisable at December 31,
  1994                              1,205,403
                                    =========
  1995                              1,386,003
                                    =========

Non-qualified stock options have been granted to officers and directors at prices equal to the fair market value of the Company's stock on the date the options were granted. During 1995, 1994, and 1993, 3,052, 87,218, and 60,000,
respectively, of such non-qualified options were exercised. At December 31, 1995, 1994, and 1993, 337,500, 340,552, and 427,770 respectively, of such options were outstanding at prices ranging from $1.38 to $6.80 in 1995 and 1994, and $1.22 to $6.80 in 1993. Exercise of the majority of these options may be made at any time during a ten year period commencing on the date of grant.

The Company makes no charges to operations in connection with its stock option plans.

In connection with the Distribution, holders of options to purchase IGI common stock as of the Distribution Date were granted options to purchase Novavax common stock and substitute options to purchase IGI common stock. Exercise prices of the options were based on the relative market capitalization of IGI and Novavax on the record date and the 20 trading days immediately following the record date to restore holders of each option to the economic position prior to the Distribution Date. The prices related to stock option transactions have been adjusted to reflect the terms of the substitute options.

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ------------

 6. Stock Options (continued)
    -------------

In connection with the exercise of 25,000 and 67,218 stock options in 1995 and 1994, respectively, the Company received approximately 23,644 and 26,300 shares of its common stock as consideration for the exercise price of the options. The total value of the shares used as consideration for the exercise of stock options was $381,250 and $298,770 in 1995 and 1994, respectively, which has been recorded as treasury stock.


 7. Income Taxes:
    ------------

The benefit for income taxes included in the consolidated statements of benefit for the years ending December 31, 1995, 1994, and 1993 is as follows:


                                        1995        1994         1993
                                     ----------  -----------  -----------
Continuing operations:
  Current tax expense:
    Federal                          $ 718,302    $ 797,000   $1,020,000
    State and local                      3,500        2,800        3,000
                                     ---------    ---------   ----------
  Total current                        721,802      799,800    1,023,000
                                     ---------    ---------   ----------

  Deferred tax (benefit) expense:
    Federal                              5,624     (221,696)    (128,327)
    State and local                   (106,643)       1,896       33,275
                                     ---------    ---------   ----------
  Total deferred                      (101,019)    (219,800)     (95,052)
                                     ---------    ---------   ----------

Total charge for
  continuing operations              $ 620,783    $ 580,000   $  927,948
                                     ---------    ---------   ----------

Discontinued operations:
  Current tax benefit:
    Federal and State                 (717,595)    (797,000)  (1,019,964)
                                     ---------    ---------   ----------
Total benefit for income taxes       $ (96,812)   $(217,000)  $  (92,016)
                                     =========    =========   ==========

The provision for income taxes differed from the amount of income tax determined by applying the applicable Federal tax rate (34%) to pretax income from continuing operations as a result of the following:


                                           1995        1994        1993
                                        ----------  ----------  ----------

Statutory tax provision                 $722,580   $ 859,511    $915,687
Non-deductible expenses                   65,986      57,163      24,205
State income taxes, net of
  federal benefit                        (46,207)      2,312      23,524
Research and development
  tax credits                            (39,713)    (67,579)       --
Reduction in valuation allowance         (83,358)   (271,407)    (49,977)
Other, net                                 1,495        --        14,509
                                        --------   ---------    --------
                                        $620,783   $ 580,000    $927,948
                                        ========   =========    ========


                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                ------------

 7. Income Taxes  (continued)
    ------------

Gross deferred tax assets (liabilities) included in the consolidated balance sheets as of December 31, 1995 and 1994 consist of the following:

                                                         1995
                                                         ----
Property plant and equipment                          $  (968,904)
Prepaid license agreement                               1,700,000
Net operating loss carryforwards                        1,726,878
Tax credit carryforwards                                  383,632
Other future deductible
  temporary differences                                   148,968
Other future taxable
  temporary differences                                   (75,606)
                                                      -----------
                                                        2,914,968
Less valuation allowance                                  (68,998)
                                                      -----------
Deferred taxes, net                                   $ 2,845,970
                                                       ==========

                                                        1994
                                                        ----
                                           Continuing          Discontinued
                                           -----------         ------------

Property plant and equipment                $ (801,614)         $   (30,163)
Deferred patent costs                             --               (373,636)
Net operating loss carryforwards             1,371,378            2,300,930
Tax credit carryforwards                       342,873              634,846
Reserve for discontinued operations               --                340,000
Other future deductible
  temporary differences                        304,644               91,095
Other future taxable
  temporary differences                          7,100)             (83,382)
                                             1,210,181            2,879,690
                                            ----------          -----------
Less valuation allowance                          --             (2,879,690)
Deferred taxes, net                         $1,210,181          $     --
                                            ==========          ===========

Current and deferred tax benefits resulting from a prepaid license agreement and the exercise of stock options not credited to the consolidated statements of operations for the years ended December 31, 1995 and 1994 include the following amounts:


                                                            1995         1994
                                                            ----         ----
Additional paid in capital:
  License payment to former subsidiary                   $1,700,000    $    --
  Exercise of stock options                                 279,180      218,937
  Adjustment of valuation allowance                            --        660,428
                                                         ----------     --------
Total credited to additional paid in capital             $1,979,180     $879,365
                                                         ==========     ========

In 1994, due to the imminent Distribution, the Company reevaluated the recoverability of its deferred tax assets and as such, adjusted its valuation allowance to reflect its new estimates. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

Operating loss and tax credit carryforwards available for tax reporting purposes as December 31, 1995 are as follows:
    Federal:
    Operating losses (expiring in the year
       2010)                                             $ 3,993,391
    Research tax credits (expiring through
       the year 2010)                                        369,954
    Alternative minimum tax credits
       (available without expiration)                         13,678

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ----------

 8. Net Income per Share:
    --------------------

Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents, if dilutive, outstanding during the year. Common Stock Equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

 9. Commitments and Contingencies:
    -----------------------------

The Company leases manufacturing and warehousing space, machinery and equipment and automobiles under noncancellable operating lease agreements expiring at various dates through 1997. Rental expense aggregated approximately $ 281,501 in 1995, $185,962 in 1994, and $208,447 in 1993. Future minimum rental commitments under noncancellable operating leases as of December 31, 1995 are as follows:

                              1996        77,152
                              1997        61,860
                              1998        49,043
                              1999        43,922
                              2000        38,154

The Company has entered into employment contracts with expiration dates through December 31, 1999 with certain officers which provide that these officers are entitled to continuation of their salaries if they are terminated without cause prior to their contract expiration date. Aggregate compensation through 1999 under these agreements approximates $3,206,580.

 10.  Litigation
      ----------

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company and its subsidiaries. In the opinion of management, after consultation with legal counsel, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of the Company if disposed of unfavorably.

  On February 6, 1996, Johnson & Johnson and its wholly-owned subsidiary Ortho-McNeil, Inc. (collectively, "J&J") filed a lawsuit against the Company and its subsidiary, Igen, Inc. and its former subsidiary Micro-Pak, Inc. in the United States District Court for the District of New Jersey alleging trademark infringement and trademark dilution. J&J alleges that the Company's use of the names NOVA SKIN, NOVA SKIN CARE, and NOVA-AESTHETICS infringes on rights associated with J&J's trademark RENOVA for a prescription drug. J&J has also moved for a preliminary injunction seeking to preclude the Company's use of the NOVA SKIN, NOVA SKIN CARE, and NOVA-AESTHETICS names on the Company's newly-launched line of skin care products sold through dermatologists. On March 18, 1996, following a period of expedited discovery, the Court held an evidentiary hearing on the motion for preliminary injunction. The Court has not yet issued a ruling.

  Since 1988, the Company has used the trademark NOVASOME in connection with the lipid vesicle encapsulation technology it developed, including in connection with skin care products. In addition, numerous other companies use the term NOCVA in a wide variety of product and corporate name formulations. The Company is vigorously defending this lawsuit and believes that the outcome of the proceedings will not have a material adverse effect on the Company's financial position or results of operations.

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 -------------


 11.  Export Sales:
      ------------

Export revenues by the Company's domestic operations accounted for approximately 39%, 39% and 37% of the Company's total revenues in 1995, 1994, and 1993 respectively. The following table shows the geographical distribution of the export sales:


                                    Year ended December 31,
                                    -----------------------
                            1995            1994            1993
                            ----            ----            ----

Latin America             $5,064,063     $ 4,866,826     $ 4,200,372
Asia/Pacific               4,573,828       3,692,373       3,259,780
Europe                     1,307,830       1,817,143       1,021,739
Africa/Middle East         1,288,094         983,542       1,800,426
                          ----------     -----------     -----------
                         $12,233,815     $11,359,884     $10,282,317
                         ===========     ===========     ===========

Related net accounts receivable balances at December 31, 1995, 1994 and 1993 approximated $4,921,253, $4,263,579 and $4,035,969, respectively.


 12.  Certain Relationships and Related Party Transactions:
      ----------------------------------------------------

In 1990, the Company loaned $70,000 to its president and in 1993 loaned a total of $182,400 to four other officers. The remaining balances of notes are included in stockholders' notes receivable in the accompanying Consolidated Balance Sheets. In 1992, the Company loaned a total of $200,000 to two other officers. The remaining balances of these notes are included in notes receivable, net of current maturities, in the accompanying Consolidated Balance Sheets. All of these loans are evidenced by demand notes bearing interest at prime plus 1/4% and are collateralized by shares of common stock of either IGI or one of its subsidiaries. In 1989, the Company loaned $200,000 to the president of MPS, which was repaid in 1995 with MPS stock. During 1995, 1994, and 1993, the Company recognized $38,566, $34,494 and $25,081, respectively, in interest income from these notes.

 13.  Employee Benefits:
      -----------------

The Company has a defined contribution retirement plan (401(k)), pursuant to which employees who have completed one year of employment with the Company or its subsidiaries as of specified dates may elect to contribute to the Plan, in whole percentages, up to 18% of compensation, subject to a minimum contribution by participants of 2% of compensation and a maximum contribution of $9,240 in 1995 and 1994, and $8,994 in 1993. The Company matches 25% of the first 5% of compensation contributed by participants and contributes on behalf of each participant $4 per week of employment during the year. All contributions of the Company are made quarterly in the form of the Company's Common Stock ($.01 par value) and are immediately vested. The Company has recorded charges to expense related to this plan of approximately $103,601, $62,200, and $76,100 for the years 1995, 1994, and 1993, respectively.

                          IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   ---------



 14.  Concentration of Credit Risk:
      ----------------------------

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The company places its cash and cash equivalents with two high credit quality financial institutions. Export receivables include customers in several key geographic areas; of these, Mexico and other Latin American countries are important markets for the Company's poultry vaccines and other products. These countries have historically experienced varying degrees of political unrest and economic and currency instability. Because of the volume of business transacted by the Company in those countries, continuation or recurrence of such unrest or instability could adversely affect the businesses of its customers in those countries or the Company's ability to collect its receivables from such customers, which in either case could adversely impact the Company's future operating results.



 15.  Business Segments:
      -----------------

Summary data related to continuing operations for the three years ended December 31, 1995 appears below:

                                        Animal Health     Cosmetics and Consumer
                                          Products              Products               Corporate        Consolidated
                                         -----------          ------------            ------------      ------------

       1995
       ----

       Net sales                         $29,509,868             $1,710,764          $     -            $31,220,632
       Operating profit (loss)             6,459,486               (158,644)          (3,056,292)         3,244,550
       Depreciation and
        amortization                         819,867                 16,246                -                836,113
       Identifiable assets                29,379,943              2,951,381                -             32,331,324
       Capital expenditures                  745,692              1,651,689                -              2,397,381

       1994
       ----

       Net sales                         $27,470,989             $1,476,922          $    --            $28,947,911
       Operating profit (loss)             6,056,835                296,143           (2,844,903)         3,508,075
       Depreciation and
        amortization                         837,084                  5,824               --                842,908
       Identifiable assets                25,941,706              2,493,833               --            *28,435,539
       Capital expenditures                  569,548              1,275,998               --              1,845,546


       1993
       ----

       Net sales                         $26,626,127             $1,378,442          $    --            $28,004,569
       Operating profit (loss)             6,019,658                366,541           (2,999,781)         3,386,418
       Depreciation and
        amortization                       1,043,431                  --                  --              1,043,431
       Identifiable assets                25,142,335                846,544               --            *25,988,879
       Capital expenditures                  617,274                  --                  --                617,274




* Net of net assets of biotechnology segment of $2,066,303, and $16,175 for 1994 and 1993, respectively.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



       COL. A                                COL. B                         COL. C                       COL. D             COL. E
      --------                              --------                       --------                     --------           --------
                                                                         Additions
                                                            ------------------------------------
                                           Balance at         (1) Charged to    (2) Charged to
                                          beginning of           costs and      other accounts                          Balance at
     Description                             period               expenses        describe             Deductions      end of period

  -----------------                       -----------         --------------   ---------------         ----------      -------------


Year ended December 31, 1993:
----------------------------

Allowance for doubtful accounts           $   73,000           $  101,419              --               $ 33,919(A)      $  140,500
Inventory valuation allowance                481,873              251,073              --                235,965(B)         496,981
Other asset valuation allowance              192,119                  --               --                  6,000            186,119
Amortization of goodwill                      59,506                8,416              --                    --              67,922
Amortization of other intangibles            256,836              130,983              --                    --             387,819
Valuation allowance on net
   deferred tax assets                     1,241,780            1,968,108              --                 49,977(C)       3,159,911


Year ended December 31, 1994:
----------------------------

Allowance for doubtful accounts           $  140,500           $  107,713              --               $ 67,213(A)      $  181,000
Inventory valuation allowance                496,981              163,842              --                153,684(B)         507,139
Other asset valuation allowance              186,119                  --               --                    --             186,119
Amortization of goodwill                      67,922                8,416              --                    --              76,338
Amortization of other intangibles            387,819               76,466              --                    --             464,285
Valuation allowance on net
   deferred tax assets                     3,159,911              651,614              --                931,835(D)       2,879,690


Year ended December 31, 1995:
----------------------------

Allowance for doubtful accounts           $  181,000           $  142,273              --               $ 17,273(A)      $  306,000
Inventory valuation allowance                507,139              645,464              --                458,888(B)         693,715
Other asset valuation allowance              186,119                  --               --                    --             186,119
Amortization of goodwill                      76,338                8,416              --                    --              84,754
Amortization of other intangibles            464,285               57,464              --                    --             521,749
Valuation allowance on net
   deferred tax assets                     2,879,690               68,998                              2,879,690(E)          68,998


(A) Relates to write-off of uncollectible accounts.

(B) Dispositions of obsolete inventories.

(C) Represents reversal of valuation allowance for a change in estimated realizability of assets, credited to costs and expenses.

(D) Incorporates $660,428 reversal of valuation allowance relating to the exercise of stock options, included in additional paid in capital and $271,407, reversal of valuation allowance relating to research and development tax credits, credited to costs and expenses.

(E) Related to spin off of certain discontinued operations during 1995.

               EXHIBIT INDEX

Exhibit                 Page
-------                 ----
3(a)                     *
3(b)                     *
4                        *
10(a)                    *
10(b)                    *
10(c)                    *
10(d)                    *
10(e)                    *
10(f)                    *
10(g)                    *
10(h)                    *
10(i)                    *
10(j)                    *
10(k)                    *
10(l)                    *
10(m)                    *
10(n)                    *
10(o)                    *
10(p)                    *
10(q)                    *
10(r)                    *
10(s)                    *
10(t)                    *
10(u)                    *
11
22
24

*  These exhibits are incorporated by reference.