Form 10-Q
period 1996-03-31
IGI INC
filed 1996-05-14
CIK 352998

                    IGI, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

(thousands, except per share information)
                                     Three months ended March 31,
                                        1996           1995
                                        ----           ----
Net sales                               $ 8,626        $ 7,117
Cost of sales                             3,845          3,297
                                        -------        -------
Gross profit                              4,781          3,820

Selling, general and
 administrative expenses                  3,372          2,710
Research and development expenses           538            344
Research revenues                           -             (400)
                                        -------        -------
Operating profit                            872          1,166

Interest expense, net                       478            239
                                        -------        -------
Income before provision for
 income taxes                               394            927
Provision for income taxes                  118            283
                                        -------        -------
Net income                              $   276        $   644

Net income per common and
 common equivalent share                $   .03        $   .07

Average number of common and
 common equivalent shares                 9,629          9,777


                The accompanying notes are an integral part
                 of the consolidated financial statements.                       IGI, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

(Amounts in thousands)
                                         March 31,   December 31,
ASSETS                                   1996        1995
                                         ----        ----
Current assets:
 Cash and equivalents                    $   149     $   169
 Accounts receivable, less allowance
  for doubtful accounts of $306            8,639       8,456
 Inventories                               8,866       9,000
 Current deferred taxes                       55          55
 Prepaid expenses and other
  current assets                           1,291         762
                                         -------     -------
     Total current assets                 19,000      18,443

Notes receivable, less current
 maturities                                  276         285

Property, plant and equipment - at cost:
 Land                                        625         625
 Buildings                                 9,250       9,054
 Machinery and equipment                   8,768       8,656
                                         -------     -------
                                          18,643      18,335

Less accumulated depreciation             (8,462)     (8,225)
                                         -------     -------
                                          10,181      10,110

Deferred income taxes                      2,791       2,791
Other assets                                 946         702
                                         -------     -------
                                         $33,194     $32,331
                                         =======     =======

                                   Continued

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        IGI, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS, Continued
                              (Unaudited)

(Amounts in thousands)
                                      March, 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY  1996           1995
Current liabilities:
 Note payable to bank                 $ 8,825        $ 8,048
 Current maturities of long-term debt   3,217          2,415
 Accounts payable                       2,468          2,447
 Accrued payroll                          295            461
 Other accrued expenses                   588            772
 Income taxes payable                     131             17
                                      -------        -------
     Total current liabilities         15,524         14,159

Long-term debt, less current
 maturities                             8,818          9,624

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value,
  30,000 shares authorized;
  9,444 and 9,441 shares issued
  in 1996 and 1995 respectively            94             94

 Additional paid-in capital            18,131         18,130
 Deficit                               (6,603)        (6,879)
                                      -------        -------
                                       11,621         11,346

 Less treasury stock; 174 and 176
  shares at cost, in 1996 and 1995,
  respectively                         (2,581)        (2,609)
 Stockholders' notes receivable          (189)          (189)
                                      -------        -------
     Total stockholders' equity         8,852          8,548
                                      -------        -------
                                      $33,194        $32,331
                                      =======        =======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        IGI, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(Amounts in thousands)
                                     Three months ended March 31,
                                     1996      1995
                                     ----      ----
Cash flows from operating
 activities:
  Net income                         $  276    $  644
  Reconciliation of net income to
   net cash used by operating
   activities:
  Depreciation and amortization         259       220
  Provision for loss on accounts
   receivable and inventories            30        30
  Issuance of stock to 401(k) plan       28         6
  Change in deferred income taxes        -        283
Changes in operating assets and
 liabilities:
  Accounts receivable                   (183)    (345)
  Inventories                            104     (337)
  Prepaid and other assets              (529)    (580)
  Accounts payable and accrued
   expenses                             (328)    (567)
  Income taxes payable/refundable        114       (2)
                                     -------   ------
Net cash used by operating
 activities                             (229)    (649)
                                     -------   ------

Cash flows from investing
 activities:
  Capital expenditures, net             (308)    (825)
  Increase (decrease) from notes
   receivable from officer                 9      (54)
 (Increase) decrease in other
   assets                               (266)      42
  Increase in net assets of
   biotechnology segment                  -      (865)
                                     -------   ------
Net cash used by investing
 activities                             (565)  (1,702)
                                     -------   ------

Cash flows from financing
 activities:
  Net borrowings (repayments)
   under line
   of credit agreements                  777     (380)
  Payments of long-term debt              (4)     (18)
  Proceeds from exercise of
   common stock options                   -       125
  Proceeds from common stock
   subscribed                             -     2,500
                                     -------   ------
Net cash provided from financing
  activities                             773    2,227
                                     -------   ------

Net decrease in cash and
 equivalents                             (21)    (124)
Cash and equivalents at beginning
 of year                                 169      954
                                     -------   ------
Cash and equivalents at March 31,
 1996 and 1995                       $   148   $  830
                                     =======   ======

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

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Net Income Per Common Share

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three month periods ended March 31, 1996 and 1995. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

3.  Inventories

     Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following: (Amounts in thousands)

                             March 31, 1996     December 31, 1995
                             --------------     -----------------
           Finished Goods      $3,458              $3,104
           Work-in-process      2,593               2,851
           Raw Materials        2,815               3,046
                               ------              ------

           Total               $8,866              $9,000
                               ======              ======

     Inventory values computed under the first-in, first-out (FIFO) method approximate the values determined using LIFO.

                      IGI, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


4.  Business Segments

    Summary operating results for the Company's Animal Health and Cosmetic and Consumer Products segments for the three month periods ended March 31, 1996 and 1995 appear below: (Amounts in thousands)

               Animal  Cosmetic and
1996           Health  Consumer Products  Corporate  Consolidated
- ----           ------  -----------------  ---------  ------------
Net sales     $ 8,010      $  616             -        $ 8,626
Gross profit    4,267         514             -          4,781
Operating
 profit
 (loss)         1,981        (300)          (809)          872


1995
- ----

Net sales     $ 6,705     $   412             -        $ 7,117
Gross profit    3,454         366             -          3,820
Operating
 profit
 (loss)         1,423         448           (705)        1,166

                     IGI, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------


Three months ended March 31, 1996 compared to March 31, 1995
- ------------------------------------------------------------

     The Company's Animal Health segment had operating profits of $1,975,000, an increase of $557,000 or 39% over the first quarter of 1995. This increase was offset by operating losses of the Company's Cosmetic and Consumer Products segment of $300,000 (which had operating profits of $448,000 during the first quarter of 1995) and corporate expenses of $809,000, an increase of $103,000 or 15% over 1995. The operating loss of the Cosmetic and Consumer Products segment was due to costs associated with the market introduction of the Nova Skin Care product line. Consolidated operating profit decreased $294,000 or 25% during the first quarter of 1996. (See Note 4 of Notes to the Consolidated Financial Statements).

     Sales increased $1,509,000 or 21%. All of the Company's animal health sales divisions had increases over the first quarter of 1995. Sales of animal health products, which include poultry vaccines and companion pet products, increased by $1,319,000 or 20%. International sales of these products increased by $785,000 or 27% and accounted for $3,685,000 or 46% of animal health products sales and 43% of the Company's total sales, up from 43% and 41%, respectively, for the same period last year. Sales of cosmetic and consumer products were $616,000, an increase of $200,000 or 49% compared to 1995. Sales in this segment consisted principally of products manufactured for Estee Lauder. The Company recorded product sales by its Nova Skin Care division during the first quarter of 1996.

     Gross profit increased $962,000 or 25% due principally to the higher sales volume. As a percentage of sales, gross profit was 55% up from 54% for the first quarter of 1995. This improvement was due to increased sales of higher margin cosmetic products.

     Selling, general and administrative expenses increased $662,000 or 24%. Selling and marketing expenses related to the Nova Skin Care product line accounted for $387,000 of the increase. Variable costs associated with the higher sales volume of animal health products are the principal component of the remaining expense increases.

     Research and development costs increased $193,000 or 56%. This increase was the result of stepped-up product development activities in both the animal health and cosmetic and consumer products segments. The Company had no research revenues during the first quarter of 1996 compared to $400,000 for the same period of 1995. The Company continued to pursue research revenues from industry partners, however, the timing of such revenues is usually dependent upon the completion of feasibility studies by potential partners.

     Net interest expense increased by $239,000 or 100% due to higher borrowings which were required during 1995 to fund the operations of the Company's former biotechnology business segment (Novavax) and to fund the $5,000,000 license payment which was made in connection with the spinoff of Novavax in December 1995. The provision for income tax is lower than the statutory rate, due principally to the utilization of research and development tax credits.

                         IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

     The Company used $229,000 for operating activities. Accounts receivable turnover ratio was 3.99 compared to 3.89 for the year ended December 31, 1995. Accounts receivable balances due from Mexico and Latin America were 33% of the total receivable balance compared to 30% at December 31, 1995 and the Company believes the net amounts are fully collectible. Mexico and certain Latin American countries are important markets for the Company's poultry vaccines and other products. These countries have historically experienced varying degrees of political unrest and economic and currency instability. Because of the volume of business transacted by the Company in those countries, continuation or the recurrence of such unrest or instability could adversely affect the businesses of its customers in those countries or the Company's ability to collect its receivables from such customers, which in either case could have a material adverse effect on the Company's future operating results. The inventory turnover ratio for 1996 was 1.73, compared to 1.81 for the year ended December 31, 1995. The Company believes its reserves for inventory obsolescence and accounts receivable are adequate.
The Company used $565,000 in investing activities principally for capital expenditures. Funding for the Company's operating and investing activities were provided by borrowings under the Company's working capital line of credit.

     At May 7, 1996 the Company had $1,155,000 of available borrowing capacity under its $10 million working capital line of credit and no borrowings available under its $10 million revolving line of credit. Funds generated from operations and existing bank credit facilities are expected to be sufficient to meet the Company's short-term cash requirements. The Company has current maturities of long-term debt of $800,000 per quarter commencing June 30, 1996. The Company believes that cash generated from operations as well as available borrowings under its credit facilities will be sufficient to meet its short-term obligations. However, over the long term the Company will require additional funds to finance its operations.
The Company currently expects that it would seek to obtain such funds from additional borrowing arrangements and/or a sale of debt or equity securities. There can be no assurance that funds required by the Company in the future will be available to the Company on terms satisfactory to the Company, if at all. The inability to obtain needed funding on satisfactory terms may require the Company to reduce certain of its planned expenditures, scale back its operations or enter into financing arrangements on terms which it would not otherwise accept and would have a material adverse effect on the Company's business and financial results.

                         IGI, INC. AND SUBSIDIARIES
                         Part II   OTHER INFORMATION

Item 1 - Legal Proceedings
- --------------------------

     On February 6, 1996, Johnson & Johnson and its wholly-owned subsidiary Ortho-McNeil, Inc. (collectively, "J&J") filed a lawsuit against the Company and its subsidiary, Igen, Inc. and its former subsidiary Micro-Pak, Inc. in the United States District Court for the District of New Jersey alleging trademark infringement and trademark dilution. J&J alleges that the Company's use of the names NOVA SKIN, NOVA SKIN CARE, and NOVA-AESTHETICS infringes on rights associated with J&J's trademark RENOVA for a prescription drug. J&J has also moved for a preliminary injunction seeking to prohibit the Company's use of the NOVA SKIN, NOVA SKIN CARE, and NOVA-AESTHETICS names on the Company's newly-launched line of skin care products sold through dermatologists. On March 19, 1996, following a period of expedited discovery, the Court held an evidentiary hearing on the motion for preliminary injunction. The Court has not yet issued a ruling on this motion.

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

Item 2 - Changes in Securities
- ------------------------------

     The constituent instruments defining the rights of the holders of any class of securities were not modified nor were the rights evidenced by any class of registered securities materially limited or qualified during the period covered by this report.

Item 3 - Defaults Upon Senior Securities
- ----------------------------------------

     No defaults occurred during the period covered in this report.


Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     None

Item 5 - Other information
- --------------------------

     None

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)   Exhibits:
           --------

           Exhibit 11 - Computation of Net Income Per Common Share
           Exhibit 27 - Financial Data Schedule


     (b)   Reports on Form 8-K
           -------------------

           None

                          IGI, INC. AND SUBSIDIARIES

                                  SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          IGI, INC.

                                          (Registrant)






     Date:  May 13, 1996
                                          By:
                                              -------------------

                                                Donald J. MacPhee

                                                Vice President


                                               (Principal
                                                Financial
                                                and Accounting
                                                Officer)