Form 10-Q
period 1996-06-30
IGI INC
filed 1996-08-08
CIK 352998

                  IGI, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)

          (thousands, except per share information)

                        Three months ended      Six months ended
                             June 30,               June 30,
                          1996      1995         1996      1995
                          ----      ----         ----      ----
Net sales               $ 9,012   $ 8,221      $17,638   $15,338
Cost of sales             4,080     4,029        7,925     7,327
                        -------   -------      -------   -------
Gross profit              4,932     4,192        9,713     8,011

Selling, general and
  administrative
  expenses                3,620     2,877        6,991     5,587
Research and
  development expenses      517       357        1,055       701
Research revenues           (40)     (200)         (40)     (601)
                        -------   -------      -------   -------

Operating profit            835     1,158        1,707     2,324

Interest expense, net       508       231          995       470
Other expense               174        -           165        -
                        -------   -------      -------   -------

Income from continuing
 operations before
 provision for income
 taxes                      153       927          547     1,854
Provision for income
 taxes                       68       273          186       556
                        -------   -------      -------   -------

Income from
 continuing operations       85       654          361     1,298

Loss from discontinued
 operations:
  Spinoff of
   biotechnology
   business segment,
   net of income tax
   benefits:
    Loss from
     operations               -      (763)           -      (763)
    Estimated loss on
     disposal                 -     (1,000)          -    (1,000)
                        -------    -------     -------   -------

Net income (loss)       $    85    $(1,109)    $   361   $  (465)
                        =======    =======     =======   =======

Income (loss) per
 common and common
 equivalent share:
   From continuing
    operations          $   .01    $   .07     $   .04   $   .13
                        =======    =======     =======   =======
   From discontinued
    operations          $    -     $  (.18)    $    -    $  (.18)
                        =======    =======     =======   =======
   Net income (loss)    $   .01    $  (.11)    $   .04   $  (.05)
                        =======    =======     =======   =======

Average number of
 common and common
 equivalent shares    9,697,029  9,846,495   9,662,952 9,811,911
                      =========  =========   ========= =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                            (Amounts in thousands)

                                           June 30,  December 31,
     ASSETS                                  1996        1995
                                             ----        ----
Current assets:
  Cash and equivalents                     $   126       $   169
  Accounts receivable, less allowance
   for doubtful accounts of $306             8,641         8,456
  Inventories                                8,890         9,000
  Current deferred taxes                        55            55
  Prepaid expenses and other current
   assets                                    1,241           763
                                           -------       -------

     Total current assets                   18,953        18,443
                                           -------       -------

Notes receivable, less current
 maturities                                    183           285
                                           -------       -------

Property, plant and equipment - at cost:
  Land                                         625           625
  Buildings                                  9,257         9,054
  Machinery and equipment                    8,934         8,656
                                           -------       -------

                                            18,816        18,335

Less accumulated depreciation               (8,702)       (8,225)
                                           -------       -------

                                            10,114        10,110
                                           -------       -------

Deferred income taxes                        2,791         2,791
Other assets                                 1,271           702
                                           -------       -------

                                           $33,312       $32,331
                                           =======       =======

                                   Continued

                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                             IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                 (Unaudited)


                            (Amounts in thousands)

                                           June 30,  December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY       1996        1995
                                             ----        ----

Current liabilities:
  Note payable to bank                     $ 7,850       $ 8,048
  Current maturities of long-term debt       3,445         2,415
  Accounts payable                           2,659         2,447
  Accrued payroll                               32           461
  Other accrued expenses                       934           772
  Income taxes payable                         174            17
                                           -------       -------

    Total current liabilities               15,094        14,159
                                           -------       -------

  Long-term debt, less current maturities    8,586         9,624
                                           -------       -------

  Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000
    shares authorized; 9,522,681 and
    9,440,681 shares issued in 1996 and
    1995, respectively                          95            95
  Stock subscribed                             175             -
  Additional paid-in capital                18,648        18,130
  Deficit                                   (6,517)       (6,879)
                                           -------       -------
                                            12,401        11,346
  Less treasury stock; 171,096 and
    176,356 shares, at cost, in
    1996 and 1995, respectively             (2,581)       (2,609)
      Stockholders' notes receivable          (189)         (189)
                                           -------       -------

        Total stockholders' equity           9,631         8,548
                                           -------       -------

                                           $33,312       $32,331
                                           =======       =======


           The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                            (Amounts in thousands)

                                        Six months ended June 30,
                                             1996          1995
                                           -------       -------
Cash flows from operating activities:
  Net income (loss)                        $   361       $  (465)
  Reconciliation of net income to net
    cash provided (used) by operating
    activities:
      Depreciation and amortizatio             515           418
      Provision for loss on accounts
        receivable and inventories              60            35
      Accrual for estimated loss on
        disposal                                 -         1,000
      Issuance of stock to 401(k) plan          28            21
  Stock subscribed                             175             -
    Change in deferred income taxes              -           (74)
  Changes in operating assets and
    liabilities:
      Accounts receivable                     (186)       (1,154)
      Inventories                               50          (621)
      Prepaid and other assets                (478)          (46)
      Accounts payable and accrued
        expenses                               (54)         (202)
      Income taxes payable (refundable)        157            (2)
                                           -------       -------

Net cash provided (used) by operating
  activities                                   628        (1,090)
                                           -------       -------

Cash flows from investing activities:
  Capital expenditures                        (481)       (1,482)
  Decrease in notes receivable from
    officer                                    102           137
 Increase in other assets                     (604)         (177)
 Increase in net assets of
   biotechnology segment                         -        (1,005)
                                           -------       -------

Net cash used by investing activities         (984)       (2,527)
                                           -------       -------

Cash flows from financing activities:
 Net (repayments) borrowings under
   line of credit agreements                  (198)          731
 Payments of long-term debt                     (8)          (23)
 Proceeds from exercise of common stock
   options                                     518           328
 Proceeds from sale of common stock              -         2,500
                                           -------       -------
 Net cash provided by financing
   activities                                  313         3,536
                                           -------       -------

Net decrease in cash and equivalents           (43)          (81)
Cash and equivalents at beginning of
  year                                         169           954
                                           -------       -------
Cash and equivalents at June 30, 1996
  and 1995                                 $   126       $   873
                                           =======       =======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

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

2.  Net Income Per Common Share
    ---------------------------

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three and six month periods ended June 30, 1996 and 1995. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

3.  Inventories
    -----------

     Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following: (Amounts in thousands)

                              June 30, 1996     December 31, 1995
                              -------------     -----------------
          Finished Goods            $3,460              $3,103
          Work-in-process            2,566               2,851
          Raw Materials              2,864               3,046
                                    ------              ------

           Total                    $8,890              $9,000
                                    ======              ======

     Inventory values computed under the first-in, first-out
(FIFO) method approximate the values determined using LIFO.

                     IGI, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


   4.  Business Segments
       -----------------

    Summary operating results for the Company's Animal Health and Cosmetic and Consumer Products segments for the three and six month periods ended June 30, 1996 and 1995 appear below: (amounts in thousands)

                             3 months ended      6 months ended
                                June 30,            June 30,
                              1996     1995       1996     1995
                              ----     ----       ----     ----
Net Sales:
Animal Health              $ 8,066  $ 7,679     $16,076  $14,384
Consumer Products              946      542       1,562      954
                           -------  -------     -------  -------

  Total                    $ 9,012  $ 8,221     $17,638  $15,338
                           =======  =======     =======  =======

Gross Profit:
Animal Health              $ 4,275  $ 4,070     $ 8,520  $ 7,623
Consumer Products              657      122       1,193      388
                           -------  -------     -------  -------

  Total                    $ 4,932  $ 4,192     $ 9,713  $ 8,011
                           =======  =======     =======  =======

Operating profit (loss):
Animal Health              $ 1,916  $ 1,726     $ 3,876  $ 3,450
Consumer Products             (130)     225        (409)     373
Corporate                     (951)    (793)     (1,760)  (1,499)
                           -------  -------     -------  -------

  Total                    $   835  $ 1,158     $ 1,707  $ 2,324
                           =======  =======     =======  =======

  5.  Equity Transaction
      ------------------

     In August 1993, the Company entered into an agreement with an industry partner for the testing of the Novasome technology as a microcarrier and adjuvant for various human vaccines. This agreement was amended in December 1995 in connection with the Spinoff of Novavax. Under the terms of the amended agreement, the industry partner had the option to purchase up to approximately $6.8 million of IGI Common Stock and $3.7 million of Novavax Common Stock, concurrently, The agreement was terminated in 1996.

                   IGI, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------


Three months ended June 30, 1996 compared to June 30, 1995
- ----------------------------------------------------------

     The Company's Animal Health segment had operating profits of $1,916,000, an increase of $190,000 or 11% over the second quarter of 1995. This increase was offset by operating losses of the Company's Cosmetic and Consumer Products segment of $130,000 (which had operating profits of $225,000 during the second quarter of 1995) and corporate expenses of $951,000, an increase of $158,000 or 20% over 1995. The operating loss of the Cosmetic and Consumer Products segment was due to costs associated with the market introduction of the Nova Skin Care product line. These costs offset profits generated from the increased sales of cosmetic products for Estee Lauder. Consolidated operating profit decreased $323,000 or 28% during the second quarter of 1996. (See Note 4 of Notes to Consolidated Financial Statements).

     Sales increased $791,000 or 10%. All of the Company's animal health sales divisions had increases over the second quarter of 1995. Sales of animal health products, which include poultry vaccines and companion pet products, increased $387,000 or 5%. International sales of these products increased by $238,000 or 7% and accounted for $3,460,000 or 43% of animal health product sales and 38% of the Company's total sales, compared to 42% and 39%, respectively, for the same period a year ago. Sales of cosmetic and consumer products were $946,000, an increase of $404,000 or 75% compared to 1995. Sales in this segment consisted principally of products manufactured for Estee Lauder and the Company's own Nova Skin Care products. Gross profit increased $740,000 or 18% due principally to the higher sales volume. As a percentage of sales, gross profit was 55%, up from 51% for the second quarter of 1995. This improvement was due to increased sales of higher margin cosmetic products.

     Selling, general and administrative expenses increased $743,000 or 26%. Selling and marketing expenses related to the Nova Skin Care product line accounted for $379,000 of the increase. Variable costs associated with the higher sales volume of animal health products are the principal component of the remaining expense increases. Research and development expenses increased $160,000 or 45%. This increase was the result of stepped-up product development in both of the Company's business segments. The Company had $40,000 of research revenues during the second quarter of 1996 compared to $200,000 during the same period in 1995.

     Net interest expense increased $277,000 or 120% due to higher borrowing required during 1995 to fund the operations of the Company's former biotechnology business segment (Novavax) and to fund the $5,000,000 license payment that was made in connection with the spinoff of Novavax in December 1995. In connection with settlement of a lawsuit brought against the Company related to employment contracts of certain IGI employees with their former employer, the Company has incurred charges of $175,000, for which the Company will issue shares of IGI common stock. Such charges are reported as other expense. As a result of this payment, the Company will have the right to continue to use these employees for the selling, marketing and product development of its Nova Skin Care products. The former employer has agreed to drop all claims against the Company related to its Nova Skin Care product line. The Company intends to seek reimbursement for these charges under its insurance policy.

     During the second quarter of 1995, the Company incurred expenses of $1,055,000 for its biotechnology business segment (Novavax), of which $763,000 was in excess of the balance of the $1,000,000 estimate for these expenses that was established at December 31, 1994. Due to delays in the Spinoff of the biotechnology business segment the Company established an additional reserve of $1,000,000 at June 30, 1995 for losses of this operation. The Spinoff was completed in December 1995.

                     IGI, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Six months ended June 30, 1996 compared to June 30, 1995
- --------------------------------------------------------

     The Company's Animal Health segment had operating profits of $3,876,000, an increase of $426,000 or 12% over the first six months of 1995. This increase was offset by operating losses of the Company's Cosmetic and Consumer Products segment of $409,000 (which had operating profits of $373,000 during the first six months of 1995) and corporate expenses of $1,760,000, an increase of $261,000 or 17% over 1995. The operating loss of the Cosmetic and Consumer Products segment was due to costs associated with the market introduction of the Nova Skin Care product line. These costs offset profits generated from the increased sales of cosmetic product sales for Estee Lauder. Consolidated operating profit decreased $617,000 or 27% during the six month period ended June 30, 1996 compared to the same period a year ago. (See Note 4 of Notes to Consolidated Financial Statements).

     Sales increased $2,300,000 or 15%. All of the Company's animal health sales divisions had increases over the first six months of 1995. Sales of animal health products increased $1,692,000 or 12%. International sales of these products increased by $1,017,000 or 17% and accounted for $7,145,000 or 44% of animal health product sales and 41% of the Company's total sales, compared to 43% and 40%, respectively, for the same period a year ago. Sales of cosmetic and consumer products were $1,562,000, an increase of $608,000 or 64% compared to 1995.
Sales in this segment consisted principally of products manufactured for Estee Lauder and the Company's own Nova Skin Care products. Gross profit increased $1,702,000 or 21% due principally to the higher sales volume. As a percentage of sales, gross profit was 55%, up from 52% for the first six months of 1995. This improvement was due to increased sales of higher margin cosmetic products.

     Selling, general and administrative expenses increased $1,404,000 or 25%. Selling and marketing expenses related to the Nova Skin Care product line accounted for $736,000 of the increase. Variable costs associated with the higher sales volume of animal health products are the principal component of the remaining expense increases. Research and development expenses increased $354,000 or 50%. This increase was the result of stepped-up product development in both of the Company's business segments. The Company had $40,000 of research revenues during the first six months of 1996 compared to $601,000 during the same period in 1995.

     Net interest expense increased $525,000 or 112% due to higher borrowing required during 1995 to fund the operations of the Company's former biotechnology business segment (Novavax) and to fund the $5,000,000 license payment that was made in connection with the spinoff of Novavax in December 1995.

                    IGI, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

     The Company provided $628,000 from operating activities. Accounts receivable turnover ratio was 4.13 compared to 3.89 for the year ended December 31, 1995. Accounts receivable balances due from Mexico and Latin America were 29% of the total receivable balance compared to 30% at December 31, 1995 and the Company believes the net amounts are fully collectible. Mexico and certain Latin American countries are important markets for the Company's poultry vaccines and other products. These countries have historically experienced varying degrees of political unrest and economic and currency instability.
Because of the volume of business transacted by the Company in those countries, continuation or the recurrence of such unrest or instability could adversely affect the businesses of its customers in those countries or the Company's ability to collect its receivables from such customers, which in either case would have a material adverse effect on the Company's future operating results. The inventory turnover ratio for 1996 was 1.77, compared to 1.81 for the year ended December 31, 1995. The Company believes its reserves for inventory obsolescence and accounts receivable are adequate. The Company used $984,000 in investing activities principally for capital expenditures and other deferred costs associated with the Nova Skin Care division. Funding for the Company's investing activities were provided by operating activities and borrowings under the Company's working capital line of credit.

     Certain terms and financial covenants of the Company's loan agreement have been amended. The $12 million revolving credit facility has been adjusted so that the amount available under this facility reduces by $857,000 (formerly $800,000) on the last day of each quarter from September 30, 1996 (formerly June 30,
1996) through December 31, 1999. At June 30, 1996 the Company had $2,150,000 of available borrowing capacity under its $10 million working capital line of credit and no borrowings available under its $12 million revolving line of credit. Funds generated from operations and existing bank credit facilities are expected to be sufficient to meet the Company's short-term cash requirements. The Company has current maturities of long-term debt of $857,000 per quarter commencing September 30, 1996. The Company believes that cash generated from operations as well as available borrowings under its credit facilities will be sufficient to meet its short-term obligations. However, over the long term the Company will require additional funds to finance its expected expansion of operations. The Company currently is seeking to obtain such funds from additional borrowing arrangements and/or a sale of debt or equity securities. There can be no assurance that funds required by the Company in the future will be available to the Company on terms satisfactory to the Company, if at all. The inability to obtain needed funding on satisfactory terms may require the Company to reduce certain of its planned expenditures, scale back its operations or enter into financing arrangements on terms which it would not otherwise accept and would have a material adverse effect on the Company's business and financial results.

                    IGI, INC. AND SUBSIDIARIES
                    Part II  OTHER INFORMATION


Item 1 - Legal Proceedings
- --------------------------

     There were no material developments in the litigation previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     At the Company's Annual Meeting of Stockholders held on May
8, 1996, the following proposals were adopted by the vote specified below:

      Proposal                      For       Withheld Authority
      --------                      ---       ------------------

  1.  Election of Directors:
      John P. Gallo                 7,333,969      74,182
      Edward B. Hager, M.D.         7,333,769      74,382
      Jane E. Hager                 7,321,769      86,382
      Constantine L. Hampers, M.D.  7,333,969      74,182
      John O. Marsh, Jr.            7,333,769      74,382
      Terrence O'Donnell            7,333,869      74,282
      David G. Pinosky, M.D.        7,333,969      74,182

  2. Ratification of Coopers & Lybrand as independent auditors for the 1996 fiscal year.

         Number of Shares:
         -----------------

         For       7,370,394
         Against      29,487
         Abstain       8,270


                           IGI, INC. AND SUBSIDIARIES
                     Part II   OTHER INFORMATION, continued



Item 5 - Other Information
- --------------------------

  None

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

  (a)    Exhibits:
         ---------

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





                                          IGI, INC.
                                          (Registrant)






 Date:  August 8, 1996
                                          By:


                                          Donald J. MacPhee
                                          Vice President
                                          Principal Financial
                                          and Accounting Officer)




