Form 10-Q
period 1996-09-30
IGI INC
filed 1996-11-14
CIK 352998

                           IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(thousands, except per share information)

                        Three months ended   Nine months ended
                           September 30,        September 30,
                          1996      1995       1996      1995
                          ----      ----       ----      ----
Net sales             $   8,291  $   7,602  $  25,929  $  22,940
Cost of sales             3,769      3,863     11,694     11,189
                      ---------  ---------  ---------  ---------
Gross profit              4,522      3,739     14,235     11,751

Selling, general and
  administrative
  expenses                3,465      2,920     10,457      8,506
Research and
  development
  expenses                  515        309      1,569      1,012
Research revenues          (124)      (130)      (164)      (731)
                      ---------  ---------  ---------  ---------

Operating profit            666        640      2,373      2,964

Interest expense, net       499        283      1,494        753
Other expense               (10)        -         155         -
                      ---------  ---------  ---------  ---------

Income from continuing
  operations before
  provision for
  income taxes              177        357        724      2,211
Provision for income
  taxes                      60        113        246        669
                      ---------  ---------  ---------  ---------

Income from continuing
  operations                117        244        478      1,542

Loss from discontinued
 operations:
  Spinoff of
   biotechnology
   business segment,
   net of income tax
   benefits:
    Loss from
     operations              -        (422)        -      (2,185)
    Estimated loss on
     disposal                -      (1,000)        -      (1,000)
                      ---------  ---------  ---------  ---------

Net income (loss)     $     117  $  (1,178) $     478  $  (1,643)
                      =========  =========  =========  =========

Income (loss) per
  common and common
  equivalent share:
   From continuing
    operations        $     .01  $     .03  $     .05  $     .16
                      =========  =========  =========  =========
   From discontinued
    operations        $      -   $    (.15) $      -   $    (.33)
                      =========  =========  =========  =========
   Net income (loss)  $     .01  $    (.12) $     .05  $    (.17)
                      =========  =========  =========  =========

Average number of
  common and common
  equivalent shares   9,406,869  9,771,717  9,613,186  9,798,510


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(Amounts in thousands)


                                      September 30,  December 31,
ASSETS                                         1996         1995
                                               ----         ----
Current assets:
  Cash and equivalents                      $   135      $   169
  Accounts receivable, less allowance
    for doubtful accounts of $306             8,291        8,456
  Inventories                                 9,374        9,000
  Current deferred taxes                         55           55
  Prepaid expenses and other current assets   1,236          763
                                            -------      -------
     Total current assets                    19,091       18,443

Notes receivable, less current maturities       191          285
                                            -------      -------
Property, plant and equipment - at cost:
  Land                                          625          625
  Buildings                                   9,337        9,054
  Machinery and equipment                     9,181        8,656
                                            -------      -------
                                             19,143       18,335

Less accumulated depreciation                (8,894)      (8,225)
                                            -------      -------
                                             10,249       10,110
                                            -------      -------
Deferred income taxes                         2,791        2,791
Other assets                                  1,196          702
                                            -------      -------
                                            $33,518      $32,331
                                            =======      =======

                                   Continued

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                 (Unaudited)


(Amounts in thousands)

                                      September 30,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1996         1995

   Current liabilities:
       Note payable to bank                $ 9,394      $ 8,048
       Current maturities of long-term
         debt                                3,446        2,415
       Accounts payable                      2,288        2,447
       Accrued payroll                         244          460
       Other accrued expenses                  453          772
       Income taxes payable                    222           17
                                           -------      -------
          Total current liabilities         16,047       14,159
                                           -------      -------
   Long-term debt, less current
      maturities                             7,723        9,624
                                           -------      -------
   Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value,
     30,000,000 shares authorized;
     9,522,681 and 9,440,681 shares
     issued in 1996 and 1995,
     respectively                               95           95
   Stock subscribed                            175           -
     Additional paid-in capital             18,648       18,130
     Deficit                                (6,401)      (6,879)
                                           -------      -------
                                            12,517       11,346
     Less treasury stock; 171,096 and
       176,356 shares, at cost, in
       1996 and 1995, respectively          (2,580)      (2,609)
         Stockholders' notes receivable       (189)        (189)
                                           -------      -------
           Total stockholders' equity        9,748        8,548
                                           -------      -------
                                           $33,518      $32,331
                                           =======      =======

                     The accompanying notes are an integral part
                       of the consolidated financial statements.

                                 IGI, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
(Amounts in thousands)
                                  Nine months ended September 30,
                                             1996           1995
                                             ----           ----
   Cash flows from operating activities:
     Net income (loss)                    $   478        $(1,643)
     Reconciliation of net income
      to net cash provided (used)
      by operating activities:
       Depreciation and amortization          669            677
       Provision for loss on accounts
        receivable and inventories             90            165
   Accrual for estimated loss on disposal      -           1,000
   Issuance of stock to 401(k) plan            28             43
   Stock subscribed                           175             -
       Change in deferred income taxes         -             (82)
     Changes in operating assets
      and liabilities:
       Accounts receivable                    165           (248)
   Inventories                               (464)        (1,111)
   Prepaid and other assets                  (474)           (48)
       Accounts payable and
        accrued expenses                     (694)          (163)
    Income taxes payable (refundable)         205             (2)
                                          -------        -------
   Net cash provided (used)
    by operating activities                   178         (1,412)
                                          -------        -------
   Cash flows from investing activities:
     Capital expenditures                    (808)        (1,961)
 Decrease in notes receivable from
   officer                                     94            147
 Increase in other assets                    (492)           (72)
 Increase in net assets of biotechnology
   segment                                     -            (912)
                                          -------        -------
Net cash used by investing activities      (1,206)        (2,798)
                                          -------        -------
Cash flows from financing activities:
 Net borrowings under line of credit
  agreements                                1,346          1,060
 Payments of long-term debt                  (871)            (5)
 Proceeds from exercise of common
   stock options                              519            595
 Proceeds from sale of common stock            -           2,500
                                          -------        -------
 Net cash provided by financing
  activities                                  994          4,150
                                          -------        -------
Net decrease in cash and equivalents          (34)           (62)
Cash and equivalents at beginning of
  year                                        169            954
                                          -------        -------
Cash and equivalents at
   September 30, 1996 and 1995            $   135        $   892
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

2.  Net Income Per Common Share
   ----------------------------
     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three and nine month periods ended September 30, 1996 and 1995. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

3.  Inventories
    -----------
     Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following: (amounts in thousands)

                  September 30, 1996            December 31, 1995
                  ------------------            -----------------
Finished Goods          $3,648                       $3,103
Work-in-process          2,949                        2,851
Raw Materials            2,777                        3,046
                        ------                       ------
Total                   $9,374                       $9,000
                        ======                       =======

     Inventory values computed under the first-in, first-out
(FIFO) method approximate the values determined using LIFO.

                  IGI, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.  Business Segments
    -----------------
     Summary operating results for the Company's Animal Health and Cosmetic and Consumer Products segments for the three and nine month periods ended September 30, 1996 and 1995 appear below: (amounts in thousands)

                              3 months ended      9 months ended
                               September 30,       September 30,
                              1996      1995       1996     1995
                              ----      ----       ----     ----
Net Sales:
Animal Health               $7,327    $7,298    $23,403  $21,682
Consumer Products              964       30       2,526    1,258
                            ------    ------    -------  -------
  Total                     $8,291    $7,602    $25,929  $22,940
                            ======    ======    =======  =======
Gross Profit:
Animal Health               $3,884    $3,868    $12,404  $11,492
Consumer Products              638      (129)     1,831      259
                            ------    ------    -------  -------
  Total                     $4,522    $3,739    $14,235  $11,751
                            ======    ======    =======  =======
Operating profit (loss):
Animal Health               $1,603    $1,766    $ 5,643  $ 5,216
Consumer Products               18      (387)      (555)     (14)
Corporate                     (955)     (739)    (2,714)  (2,238)
                            ------    ------    -------  -------
  Total                     $  666    $  640    $ 2,373  $ 2,964
                            ======    ======    =======  =======

5.  Equity Transaction
    ------------------
     In August 1993, the Company entered into an agreement with an industry partner for the testing of the Novasome technology as a microcarrier and adjuvant for various human vaccines. This agreement was amended in December 1995 in connection with the Spinoff of Novavax. Under the terms of the amended agreement, the industry partner had the option to purchase up to approximately $6.8 million of IGI Common Stock and $3.7 million of Novavax Common Stock, concurrently. The agreement was terminated in 1996.

                        IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 1996 compared to September 1995
----------------------------------------------------------------
     Sales increased $689,000 or 9%. This increase was due principally to the cosmetic and consumer products segment, which had sales of $964,000, an increase of $660,000 or 217% over the third quarter of 1995. Sales in this segment consisted primarily of products manufactured for Estee Lauder and the Company's Nova Skin Care products. International sales of the Company's animal health products increased $376,000 or 14% and accounted for $3,113,000 or 42% of animal health products sales and 38% of the Company's total sales, compared to 38% and 36%, respectively, for the same period a year ago. These increases were offset, in part, by a domestic decline in sales of the Company's animal health products. Gross profit increased $783,000 or 21% due principally to the higher sales volume. As a percentage of sales, gross profit was 55%, up from 49% for the third quarter of 1995. This improvement was due to increased sales of higher margin cosmetic products.

     Selling, general and administrative costs increased $545,000 or 19%. Selling and marketing expenses related to the Nova Skin Care product line accounted for $454,000 of the increase. Research and development expenses increased $206,000 or 66%.
This increase was the result of stepped-up product development in both of the Company's business segments. The Company had $124,000 of research revenues during the third quarter of 1996, compared to $130,000 during the same period in 1995.

     Net interest expense increased $216,000 or 76% due to higher borrowings which were incurred in 1995 to fund the operations of the Company's former biotechnology business segment (Novavax) and to fund the $5,000,000 license payment that was made in connection with the spinoff of Novavax in December 1995.

     During the third quarter of 1995, the Company incurred expenses of $1,422,000 for the operations of Novavax, which was reported as a discontinued operation.

Nine months ended September 30, 1996 compared to September 30,
 1995
-------------------------------------------------------------

     The Company's Animal Health segment had operating profits of $5,643,000, an increase of $427,000 or 8% over the first nine months of 1995. This increase was offset by a $541,000 increase in operating losses of the Company's Cosmetic and Consumer Products segment and increased corporate expenses of $476,000 or 21% over 1995. The operating loss of the Cosmetic and Consumer Products segment was due to costs associated with the market introduction of the Company's Nova Skin Care product line. These costs offset profits generated from the increased sales of cosmetic products to Estee Lauder. Consolidated operating profit decreased $591,000 or 20% compared to the same period a year ago. (See Note 4 of Notes to Consolidated Financial Statements).

                          IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Sales increased $2,989,000 or 13%. Sales of animal health products increased in both domestic and international markets. International sales of these products increased $1,394,000 or 16% and accounted for $10,258,000 or 44% of animal health product sales and 40% of the Company's total sales, compared to 41% and 39% respectively, for the same period a year ago. Sales of cosmetic and consumer products were $2,526,000, an increase of $1,268,000 or 101% compared to 1995. Sales in this segment consisted principally of products manufactured for Estee Lauder and the Company's Nova Skin Care products, which were introduced during the first quarter of 1996. Gross profit increased $2,484,000 or 21% due principally to the higher sales volume. As a percentage of sales, gross profit was 55%, up from 51% for the first nine months of 1995. This improvement was due to the increased sales of higher margin cosmetic products.

     Selling, general and administrative costs increased $1,951,000 or 23%. Selling and marketing expenses related to the Nova Skin Care product line accounted for $1,190,000 of the increase. Variable costs associated with the higher sales volume of animal health products and corporate expenses accounted for the remainder of the increase. Research and development expenses increased $557,000 or 55%. This increase was the result of stepped-up product development in both the Company's business segments. The Company had $164,000 of research revenues during the first nine months of 1996, compared to $731,000 during the same period in 1995.

     Net interest expense increased $741,000 or 98% due to higher borrowings incurred in 1995 to fund the operations of the Company's former biotechnology business segment (Novavax) and to fund the $5,000,000 license payment that was made in connection with the spinoff of Novavax in December 1995. In connection with the settlement of a lawsuit brought against the Company related to employment contracts of certain IGI employees with their former employer, the Company incurred charges of $175,000, for which the Company will issue shares of IGI common stock. Such charges are reported as other expense. As a result of this payment, the Company will have the right to continue to use these employees for the selling, marketing and product development of its Nova Skin Care product line. The Company is seeking reimbursement for these charges under its insurance policy.

     During the first nine months of 1995, the Company incurred expenses of $3,185,000 for the operations of Novavax, which was reported as a discontinued operation.

Liquidity and Capital Resources
-------------------------------
     The Company's operating activities provided $178,000 of cash for the first nine months of 1996. Accounts receivable turnover ratio was 4.13 compared to 3.89 for the year ended December 31, 1995. Accounts receivable balances due from Mexico and Latin America were 28% of the total receivable balance compared to 30% at December 31, 1995 and the Company believes the net amounts are fully collectible. Mexico and certain Latin American countries are important markets for the Company's poultry vaccines and other products. These countries have historically experienced varying degrees of political unrest and economic and currency instability.

                          IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Because of the volume of business transacted by the Company in those countries, continuation or the recurrence of such unrest or instability could adversely affect the businesses of its customers in those countries or the Company's ability to collect its receivables from such customers, which in either case would have a material adverse effect on the Company's future operating results. The inventory turnover ratio for 1996 was 1.77, compared to 1.81 for the year ended December 31, 1995. The Company believes its reserves for inventory obsolescence and accounts receivable are adequate. The Company used $1,206,000 in investing activities principally for capital expenditures and other deferred costs associated with the Nova Skin Care division. Funding for the Company's investing activities were provided by operating activities and borrowings under the Company's working capital line of credit.

     In June and August of 1996, the Company's Loan Agreement was amended to provide that the amount available for borrowing under its $12 million revolving credit facility shall be reduced by $857,000 per quarter (formerly $800,000 per quarter). At September 30, 1996, the Company had outstanding borrowings under its revolving credit facility of approximately $11.1 million, the maximum amount available under that facility at that date. In addition, the Company failed to comply, at September 30, 1996, with the covenant in the Loan Agreement which required quarterly net income of at least $250,000 at September 30, 1996. The Company's lenders have agreed to reduce the net income requirement for September 30, 1996 so that the Company will be in compliance with such covenant. Also, at September 30, 1996, the Company had $606,000 of available borrowing capacity under its $10 million working capital line of credit, and at November
12, 1996 had $1,060,000 available under this line of credit.
This line of credit expires June 30, 1997. The Company believes that cash generated from operations will be sufficient to meet its obligations to reduce its bank borrowings at the rate of $857,000 per quarter and to meet its short-term obligations. However, over the long term the Company will require additional funds to finance its business operations. The Company currently is seeking to obtain such funds from additional borrowing arrangements and/or a sale of debt or equity securities. There can be no assurance that funds required by the Company in the future will be available to the Company on terms satisfactory to the Company, if at all. The inability to obtain needed funding on satisfactory terms may require the Company to reduce certain of its planned expenditures, scale back its operations or enter into financing arrangements on terms which it would not otherwise accept and would have a material adverse effect on the Company's business and financial results.

                           IGI, INC. AND SUBSIDIARIES
                           Part II  OTHER INFORMATION


Item 1 - Legal Proceedings
--------------------------
     There were no material developments in the litigation previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2 - Changes in Securities
------------------------------
     The constituent instruments defining the rights of the holders of any class of securities were not modified nor were the rights evidenced by any class of registered securities materially limited or qualified during the period covered by this report.

Item 3 - Defaults Upon Senior Securities
----------------------------------------
     At September 30, 1996, the Company was not in compliance with its quarterly net income covenant of its loan agreement, which required the Company to have net income of $250,000. The Company's lenders have agreed to reduce the net income requirement for September 30, 1996 so that the Company will be in compliance with such covenant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     None

Item 5 - Other Information
--------------------------
     None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
  (a)    Exhibits:
         --------
     Exhibit 10.1 - Second Amendment to Second Amended and
                    Restated Loan Agreement, dated June 26, 1996.
     Exhibit 10.2 - Third Amendment to Second Amended and
                    Restated Loan Agreement, dated August 13,
                    1996.
     Exhibit 11 - Computation of Net Income Per Common Share
     Exhibit 27 - Financial Data Schedule

  (b)    Reports on Form 8-K
         -------------------
     None

                           IGI, INC. AND SUBSIDIARIES
                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       IGI, INC.
                                                     (Registrant)

Date:  November 14, 1996
                                         By:
                                            ---------------------
                                            Donald J. MacPhee
                                            Vice President
                                            (Principal Financial
                                            and Accounting
                                            Officer)