Form 10-K405
period 1996-12-31
IGI INC
filed 1997-04-10
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For Fiscal Year Ended              Commission File No.
            December 31, 1996                      1-8568
          ---------------------              -------------------

                                    IGI, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                               01-0355758
    --------------------------------             -------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


               Wheat Road and Lincoln Avenue, Buena, NJ       08310
               ----------------------------------------     ----------
               (Address of principal executive offices)     (Zip code)


                                 (609) 697-1441
               --------------------------------------------------
               Registrant's telephone number, including area code

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

                          Yes   X        No
                               ----          -------


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at March 14, 1997, as computed by reference to the closing price of such stock, was approximately $36,000,000.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 14, 1997 was 9,433,599 shares.

Documents Incorporated by Reference:

         Portions of the Proxy Statement to be sent to stockholders in connection with the annual meeting to be held on May 13, 1997, are incorporated by reference into Items 10, 11, 12, and 13 (Part III) of this Report.

                                     Part I

Item 1.  Business

         IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at Wheat Road and Lincoln Avenue, Buena, New Jersey. The Company is a diversified company engaged in two business segments:

o Animal Health Business - production and marketing of animal health products such as poultry vaccines, veterinary pharmaceuticals and other products, including nutritional supplements and grooming aids; and

o Consumer Products Business - production and marketing of cosmetic and consumer products such as skin care products and shampoos.

Strategy

     The Company's business strategy for its operations is as follows:

o Continue growth of the Animal Health Products Business, especially in the international markets, through new product development and intensified product registration (for licenses in foreign countries) and marketing efforts.

o Continue growth of the Consumer Products Business through expanded efforts to develop and market additional cosmetic and dermatologic products utilizing the licensed Novasome(R) technology internally through the Company's skin care division and externally through industry partners and customers.

o Continue development of consumer product applications of the technologies licensed from the Company's former subsidiary, Novavax, Inc. (the "Novavax Technologies"), including flavors, beverage and food additives, coatings, paints and chemicals.

o Explore opportunities for strategic transactions in its two business segments.

Business Segments

     The following table sets forth the revenue and operating profit (in thousands) of each of the Company's two business segments for the periods indicated:


                                           1996           1995            1994
                                           ----           ----            ----
Revenue
Animal Health Products                  $ 31,444        $ 29,510        $ 27,471
Consumer Products                          3,696           1,711           1,477
Operating Profit (Loss)*
Animal Health Products                     7,108           6,459           6,057
Consumer Products                           (796)           (159)            296


* Excludes corporate expenses of $4,097, $3,056 and $2,845 for 1996, 1995 and 1994, respectively. (See Note 15 of Notes to Consolidated Financial Statements.)

License of Technology from Former Subsidiary

         In December 1995, IGI distributed its ownership of its majority-owned subsidiary, Novavax, Inc. ("Novavax"), in the form of a tax-free stock dividend, to IGI stockholders. Novavax had conducted the Biotechnology Business segment of IGI, which had been reported as a discontinued operation. In connection with the distribution, the Company paid Novavax $5,000,000 in return for a fully paid-up, ten-year license (the "IGI License Agreement") entitling it to the exclusive use of the Novavax Technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals; and the processes for making the same (collectively, the "IGI Field"). IGI has the option, exercisable within the last year of the ten-year term, to extend the exclusive license for an additional ten-year period for $1,000,000. Novavax has retained the right to use its Novavax Technologies for all applications outside the IGI Field, including human vaccines and pharmaceuticals.

Novavax Technologies

Novasome Lipid Vesicles

         While artificial lipid vesicle encapsulation technology has existed for four decades, the Company believes that it was one of the first companies to produce highly stable, versatile artificial lipid vesicles and structures of various types from low-cost, readily available materials in commercial quantities. The major advantages of Novasome lipid vesicles over other liposomes are as follows:

         Versatility, Stability, Scale-up and Low Cost

o Novasome lipid vesicles may be made from a number of inexpensive, readily available chemicals, called amphiphiles, including fatty alcohols and acids, ethoxylated fatty alcohols and acids, glycol esters of fatty acids, glycerol fatty acid mono and diesters, ethoxylated glycerol fatty acid esters, glyceryl ethers, fatty acid diethanolamides and dimethylamides, fatty acylsarcosinates, "alkyds" as well as phospholipids.

o Novasome lipid vesicles have a large, stable central core that allows them to entrap and deliver a wide variety of substances that may be too large or disruptive for phospholipid vesicles, including lipids, solvents, particulates and perfluorocarbons as well as aqueous materials.

o Novasome lipid vesicles can be varied according to the intended cargo and can be engineered to release cargo in response to a variety of factors.

o Novasome lipid vesicles can be made to provide acceptable stability under a variety of conditions, such as wide variations of alkalinity, acidity, temperature, shear, detergents, solvents, enzymes and others.

o Novasome lipid vesicles can be made in large quantities in a continuous flow process that does not use organic solvents. The patented Novamix(TM) production machinery permits the blending of reagents under controlled conditions, and enables the composition of the Novasomes to be adjusted to customize their structure and release properties.

Micellar Nanoparticles

         Micellar nanoparticles ("MNP") are submicron-sized lipid structures. MNP have different structural characteristics (e.g., do not have lipid bilayers) and are generally smaller than Novasome lipid vesicles. MNP, like Novasome vesicles, are made from the family of materials derived from amphiphilic surfactants and can be tailored for particular uses. They exhibit encapsulating and many other properties similar to Novasome vesicles, but differ in other properties. MNP are very stable and can be prepared in commercial quantities at a reasonable cost. The Company believes MNP may have commercial applications in its Consumer Products segment.

         Novavax holds 36 U.S. patents and a number of foreign patents covering its Novavax Technologies (including a wide variety of component materials, its continuous flow vesicle production process and its Novamix production equipment).

Animal Health Products Business

         IGI manufactures and markets a broad range of animal health products used in pet care and poultry production. The Company sells these products in the United States and over 50 other countries principally under two trade names:
Vineland Laboratories and EVSCO Pharmaceuticals. The Company also sells veterinary products to the over-the-counter ("OTC") pet products market under the Tomlyn label.

         Poultry Vaccines

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

         The Company manufactures poultry vaccines at its USDA approved facility in Vineland, New Jersey and sells them, primarily through its own sales force of 11 persons, directly to large poultry producers and distributors in the United States and, through its export sales staff, to local distributors in other countries. The sales force is supplemented and supported by technical and customer service personnel. The Company's vaccine production in the United States is regulated by the USDA. Sales of poultry vaccines and related products accounted for approximately 57% of the Company's sales in 1996, 60% in 1995 and 59% in 1994.


         The Company has two poultry vaccines licensed by the USDA which use the Novavax

Technologies and is continuing development efforts on new vaccine applications of these technologies.

         The Company's principal competitors in the poultry vaccine market are Intervet America, Inc., Solvay Veterinary, Inc. and Rhone-Merieux Select Laboratories, Inc. The Company believes that it is one of the largest domestic poultry vaccine producers. The Company competes on the basis of product performance, price, customer service and availability.

         Veterinary Products

         The EVSCO line of veterinary products is used by veterinarians in caring for dogs and cats, and includes pharmaceuticals such as antibiotics, anti-inflammatories and cardiac drugs, as well as nutritional supplements, vitamins, insecticides and diagnostics. Product forms include gels, tablets, creams, liquids, ointments, powders, emulsions and diagnostic kits. EVSCO also produces professional grooming aids for dogs and cats.

         EVSCO products are manufactured at the Company's facility in Buena, New Jersey and sold through distributors to veterinarians. The facility operates in accordance with Good Manufacturing Practices ("GMP") of the federal Food and Drug Administration ("FDA") (See "Government Regulation".) Principal competitors of the EVSCO product line include Solvay Veterinary, Inc., Vet-Kem, a division of Sandoz Pharmaceuticals Corp., Schering Corp., and Mallinckrodt, Inc. The Company competes on the basis of price, marketing, customer service and product qualities.

         The Tomlyn product line includes pet grooming, nutritional and therapeutic products, such as shampoos, grooming aids, vitamin and mineral supplements, insecticides and OTC medications. These products are manufactured at the Company's facility in Buena, New Jersey, and sold directly to pet superstores and through distributors to independent merchandising chains, shops and kennels. Tomlyn's largest selling product line is the Nova Pearl(TM) line of shampoos which is based upon the Novasome lipid vesicle encapsulation technology and provides combined moisturizing, cleaning and conditioning.

         Sales of the Company's veterinary products are handled by 27 sales employees. Most of the Company's veterinary products are sold through distributors. Sales of veterinary products accounted for approximately 32% of the Company's sales in 1996, 35% in 1995 and 36% in 1994.

Consumer Products Business

         IGI's Consumer Products segment is primarily focused on the continued commercialization of the Novasome technology for skin care applications. These efforts have been directed toward the internal development of high quality skin care products that the Company markets directly and through collaborative arrangements with major cosmetic and consumer products companies. IGI is continuing to work with several cosmetics, personal care products, and OTC pharmaceutical companies for various commercial applications of Novavax Technologies. Because of their ability to encapsulate skin protective agents, oils, moisturizers, shampoos, conditioners, skin cleansers and fragrances and to provide both a controlled and a sustained release of the encapsulated materials, Novasome lipid vesicles are well-suited to cosmetics and consumer product applications. For example, Novasome lipid vesicles may be used to deliver moisturizers and other active ingredients to the deeper layers of the skin or hair follicles for a prolonged period; to deliver or preserve ingredients which impart favorable cosmetic characteristics described in the cosmetics industry as "feel," "substantivity," "texture" or "fragrance"; to deliver normally incompatible ingredients in the same preparation, with one ingredient being shielded or protected from the other by encapsulation within the Novasome vesicle; and to deliver pharmaceutical agents to and/or through the skin.

         The Company is presently producing Novasome vesicles for various skin care products, including those marketed by the Prescriptives Division of Estee Lauder under that company's "All You Need" brand name as well as products for Lauder's "Resilience" brand. The Company also produces and sells Novasome vesicles to Revlon for use in lines of skin moisturizers manufactured and marketed by Revlon as its "Results" product line and by Revlon's Almay Division in its "Time Off" product line.

         Sales of the Company's Consumer Products were principally based on formulations using the Novasome encapsulation technology. Such sales approximated 11% of the Company's sales in 1996 and 5% in each of 1995 and 1994.

         Nova Skin Care

         In February 1996, under the Nova Skin Care label, IGI launched its own line of Novasome-based alpha hydroxy acid skin care products. At the end of December 1996, the Company entered into a license agreement with Glaxo Wellcome ("Glaxo"), which grants Glaxo the exclusive right to market this product line in the United States to physicians, including but not limited to dermatologists. Under the terms of the agreement, which was amended in January 1997, IGI will manufacture and distribute these products to Glaxo customers. IGI retains the rights to market this product line to non-physicians in the U.S., and in all markets abroad. In connection with the settlement of a trademark infringement lawsuit filed against the Company by Johnson & Johnson, IGI has agreed to discontinue the use of the trademark Nova Skin Care.

         Other Applications

         The versatility of the Novavax Technologies combined with the Company's commercial production capabilities allow the Company to target large, diverse markets. Through product collaborations and license agreements, the Company is seeking to develop additional products for this business segment. The Company is evaluating affiliations with potential industry partners. The efforts for the development of additional products require extensive testing, evaluation and trials, and therefore no assurance can be given that commercialization of these products with Novasome vesicles will be successful.

         The Company has encapsulated retinoids in Novasome vesicles in collaboration with Johnson & Johnson. Retinoids are derivatives of retinoic acid and are effective in the treatment of acne and thought to be effective in the treatment of various age-associated skin disorders. Encapsulation of retinoids in Novasome vesicles is designed to prolong stability and reduce irritation and provide a sustained release of certain active ingredients to treat these disorders. The Company expects revenues from this application during 1997.

International Sales and Operations

         A staff of 12 persons based in Buena, New Jersey and 5 individuals based overseas handle all sales of Company products outside the United States. The Company's sales personnel and veterinarians travel abroad extensively to develop business and support customers through local distributors. Exports consist primarily of poultry vaccines, although the Company also exports some veterinary pharmaceuticals and pet care products. Exports of vaccines require product registration or licensing by foreign authorities. The Company has over 630 product registrations and licenses in over 50 countries outside the United States and has over 1,000 registrations pending. The Company intends to increase its marketing efforts of these products into new key markets, including Brazil and China.

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

         In 1996, sales to international customers of $13,680,000 represented 39% of the Company's sales, the same percentage as 1995 and 1994. (See Note 11 of Notes to Consolidated Financial Statements.)

Manufacturing

         The Company's manufacturing operations include production and testing of vaccines, lotions, pills and powders; packaging, bottling and labeling of the finished products; and packing and shipment for distribution. Approximately 100 employees are engaged in manufacturing operations. The raw materials included in these products are available from several suppliers.

         The Company produces quantities of Novasome lipid vesicles adequate to meet its current needs for cosmetics and consumer product and animal health product applications. In 1995, the Company completed and began operating a new facility for marketing staff and Novasome vesicle product development. This facility also houses production facilities for consumer products. (See "Properties".)

Research and Development

         The Company's poultry vaccine research and development efforts are directed towards developing more efficient single and multiple-component vaccines, developing vaccines to combat new diseases and incorporating the Novasome lipid vesicle technology into existing vaccines. The Company is concentrating its veterinary pharmaceutical research and development efforts on the use of Novasome lipid vesicle technology for various veterinary pharmaceutical and OTC pet care products. The Company's consumer products research and development efforts are directed towards liposomal encapsulation to improve performance and efficacy of cosmetics, consumer products, flavors and dermatologic products. Under its license agreement with Novavax, the Company has the right to continue to use the Novavax Technologies to develop new products in the IGI Field.

         In addition to its internal research and development efforts, which involve 13 employees, the Company encourages the development of products in areas related to its present lines by making specific grants to universities. Research expenses for IGI's continuing operations were $2,013,000, $1,345,000 and $1,212,000 in 1996, 1995 and 1994, respectively.

Patents and Trademarks

         All of the names of the Company's major products are registered in the United States and all significant foreign markets in which the Company sells its products. Under the terms of the IGI License Agreement, IGI has an exclusive ten-year license to use the Novavax Technologies in the IGI Field. Novavax holds 36 U.S. patents and a number of foreign patents covering its Novavax Technologies (including a wide variety of component materials, its continuous flow vesicle production process and its Novamix production equipment).

         IGI intends to engage in collaborations, sponsored research agreements, and preclinical and/or field testing agreements in connection with its future products as well as clinical testing agreements with academic and research institutions and U.S. government agencies, such as the National Institutes of Health and the Department of Agriculture, to take advantage of their technical expertise and staff and to gain access to clinical evaluation models, patents and related technology. Consistent with pharmaceutical industry and academic standards, and the rules and regulations under the Federal Technology Transfer Act of 1986, these agreements may provide that developments and results will be freely published, that information or materials supplied by the Company will not be treated as confidential and that the Company may be required to negotiate a license to any such developments and results in order to commercialize products incorporating them. There can be no assurance that the Company will be able to obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of the Company on an exclusive or nonexclusive basis.

Government Regulation

         The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. The Company's development, manufacturing and marketing of poultry biologics are subject to regulation in the United States for safety and efficacy by the USDA in accordance with the Virus Serum Toxin Act of 1914. The development, manufacturing and marketing of pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.

         In the United States, pharmaceuticals and vaccines are subject to rigorous FDA regulation including preclinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, if at all.

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

         In addition to regulations enforced by the USDA and the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and bacteria. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Employees

         At February 28, 1997, the Company had 209 full-time employees of whom 75 are in marketing, sales, distribution and customer support, 100 in manufacturing, 13 in research and development, and 21 in executive, finance and administration. Certain services were provided by IGI to Novavax through June 30, 1996 on a transitional basis while Novavax built its support systems and staff. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

Item 2.  Properties

         The Company owns land and buildings housing offices, laboratories and production facilities in four locations in New Jersey. The Company also owns a warehouse and sales office space in Gainesville, Georgia. In addition, the Company leases office space in Virginia and warehouses in New Jersey, California, Mississippi, and Arkansas.

         The Company's poultry vaccine production facilities are located in Vineland, New Jersey, where the Company owns several buildings situated on approximately 16 acres of land. These buildings, containing 90,000 square feet of usable floor space, house offices and facilities used for the production of poultry vaccines. They were constructed and expanded from time to time between 1935 and 1992. The Company intends to renovate certain of these facilities in the future to expand its vaccine production capacity to meet expected growth in existing poultry vaccines and to provide production of new vaccines.

         In Buena, New Jersey, the Company owns a facility used for the production of veterinary pharmaceuticals and consumer products. The facility was built in 1971, expanded in 1975 and its production capacity was increased in 1992. The facility presently contains 41,200 square feet of usable floor space and is situated on eight acres of land. The Company's executive and administrative offices are also located in Buena, New Jersey in a 10,000 square foot building situated on six acres of land. In 1995, the Company completed and began operating a 25,000 square foot production, product development, marketing, manufacturing and warehousing facility for cosmetic, dermatologic and personal care products on this site.

         Each of the properties owned by the Company is subject to a mortgage held by Fleet Bank-NH and Mellon Bank. Except as discussed above, the Company believes that its current production and office facilities are adequate for its present and foreseeable future needs.

Item 3. Legal Proceedings

         On February 6, 1996, Johnson & Johnson and its wholly-owned subsidiary Ortho-McNeil, Inc. (collectively, "J&J") filed a lawsuit against the Company and its subsidiary, Igen, Inc. and its former subsidiary Micro-Pak, Inc. in the United States District Court for the District of New Jersey alleging trademark infringement and trademark dilution. J&J alleged that the Company's use of the names NOVA SKIN, NOVA SKIN CARE, and NOVA-AESTHETICS infringed on rights associated with J&J's trademark RENOVA for a prescription drug. In January 1997, the Company and J&J reached an agreement settling this litigation.

         On November 15, 1996, Embrex, Inc. ("Embrex") filed a lawsuit against the Company in the United States District Court for the Eastern District of North Carolina alleging patent infringement. Embrex alleges that IGI, through a Distributor Agreement with Service Engineering Corp. ("Service Engineering"), is infringing on U.S. Patent No. 4,458,630, entitled Disease Control in Avian Species by Embryonal Vaccination, which Embrex has licensed from the USDA. Embrex is seeking to enjoin IGI from selling Service Engineering's egg injection systems and unspecified damages. Pursuant to the Distributor

Agreement, Service Engineering is paying for the litigation and has agreed to indemnify the Company for any losses. The lawsuit is in the discovery stage.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Executive Officers of the Registrant

         The Company's executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified. For information concerning officers who are also directors of the Company, please refer to Item 10 of this Report. Information concerning other executive officers is as follows:



                                      Officer           Principal Occupation and Other Business
Name                         Age       Since            Experience During Past Five Years
----                         ---      -------           ----------------------------------------

Kevin J. Bratton             48        1983             Vice President and Treasurer of IGI, Inc.
                                                        since 1983.

Stephen G. Hoch              58        1991             Vice President of IGI, Inc. since 1991.

Surendra Kumar               61        1985             Vice President of IGI, Inc. since 1985.
D.V.M., Ph.D.

Donald J. MacPhee            45        1987             Vice President of IGI, Inc. since 1990 and
                                                        Chief Financial Officer of IGI, Inc. since
                                                        1987.

Lawrence N. Zitto            54        1985             Vice President of IGI, Inc. since 1985.


                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         There were 1,005 stockholders of record as of March 14, 1997. The Company has never paid cash dividends on its Common Stock. The payment of dividends is restricted by the Company's Loan Agreement with Fleet Bank-NH and Mellon Bank, N.A. to a maximum 25% of earnings in any year and to retained earnings in excess of $1,000,000. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

         The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange (symbol: "IG"). The following table shows the range of high and low trading prices on the American Stock Exchange for the periods indicated.

                                    High                       Low
                                    ----                       ---
1995
----
First quarter                       $17 1/2                    $11 5/8
Second quarter                       16 1/8                     13
Third quarter                        15 7/8                     11 1/2
Fourth quarter                       12 3/4                      6 3/8*

1996
----
First quarter                       $ 8 1/4                    $ 6 3/8
Second quarter                        9 1/2                      6 1/4
Third quarter                         7 3/4                      5
Fourth quarter                        6 7/8                      5 1/8

* On December 12, 1995, the Company distributed to its shareholders all of the Common Stock of Novavax owned by the Company. Each IGI shareholder received one share of Common Stock of Novavax for each share of Common Stock of the Company held on November 28, 1995. The Common Stock of IGI began trading "ex-dividend" on December 13, 1995.

Recent Sales of Unregistered Securities

         On October 16, 1996, the Company issued a warrant to purchase 60,000 shares of Common Stock to The Research Works, Inc. as consideration for certain consulting and research services. The warrant is exercisable at $7.00 per share and expires on October 16, 2001.

         No underwriters were involved in this transaction. The warrant issued to The Research Works, Inc. was not registered under the Securities Act of 1933 in reliance upon an exemption set forth in Section 4(2) of the Securities Act of 1933 relating to sales by an issuer not involving any public offering.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data
(in thousands, except per share information)


                                               Year ended December 31,
                           --------------------------------------------------------------
                            1996          1995           1994          1993           1992
                            ----          ----           ----          ----           ----
Income Statement Data:

Net sales                 $ 35,140      $ 31,221       $ 28,948       $ 28,005       $ 24,435
Gross profit                18,993        15,789         15,013         14,839         13,143
Operating profit             2,215         3,245          3,508          3,386          2,492
Income from
continuing
operation                       93         1,508          1,969          1,765          1,342
Loss from
discontinued
operations*                     --        (4,034)        (1,700)        (5,943)        (1,276)
Net income (loss)               93        (2,526)           269         (4,178)            66
Income (loss) per
share:
From continuing
operations                     .01           .16            .22            .20            .15
From discontinued
operations                     .00          (.42)          (.19)          (.66)          (.14)
Net income (loss)              .01          (.26)           .03           (.46)           .01
Cash dividends on
common stock                    --            --             --             --             --


                                                   December 31,
                            --------------------------------------------------------------
                            1996          1995           1994          1993           1992
                            ----          ----           ----          ----           ----
Balance Sheet Data:

Working capital           $  3,667      $  4,284       $ 10,671       $ 12,411       $ 11,507
Total assets                34,794        32,331         30,502         26,005         27,501
Long-term debt
(excluding current
maturities)                  6,893         9,624         10,019          8,798          7,826
Stockholders' equity         9,968         8,548         13,711         12,321         15,267
Average number of
common and common
equivalent shares           10,021         9,725          9,155          9,049          8,999



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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company had net income in 1996 of $93,000, or $.01 per share, compared to a net loss of $2,526,000, or $.26 per share, in 1995. Income from continuing operations decreased by $1,415,000. Operating profit decreased $1,030,000, or 32%, compared to 1995. The Animal Health Products segment generated operating profits in 1996 of $7,108,000, an increase of $649,000, or 10%, over 1995 due to the increased sales volume. The Consumer Products segment, despite a $1,985,000 increase in sales revenue, had an operating loss of $796,000 compared to an operating loss in 1995 of $159,000 on $1,711,000 in sales. The Company launched a line of Novasome-based alpha-hydroxy acid products in February 1996 under the name of Nova Skin Care. Product sales of these products were $402,000, which were offset by selling and marketing costs associated with the market introduction of these products of $1,917,000 and research and development costs of $500,000. At the end of December 1996, the Company entered into a license and supply agreement with Glaxo Wellcome, Inc. ("Glaxo"). The agreement grants Glaxo the exclusive right to market the Nova Skin Care product line in the United States to physicians including but not limited to dermatologists. Under the terms of the agreement IGI will manufacture and distribute these products to Glaxo customers. IGI retains the rights to market this line to non-physicians in the U.S., and in all markets abroad. The agreement provides for Glaxo to: 1) pay royalties to IGI based on Glaxo's sales to physicians, 2) pay a $1,000,000 advance royalty to IGI which will be credited against royalties earned after 1997, and 3) pay for all selling and marketing costs associated with sales of these products to physicians.

         The operating results of these segments do not reflect unallocated corporate expenses of $4,097,000, $3,056,000 and $2,845,000 for the years ended December 31, 1996, 1995 and 1994, respectively, which were charged to the segments in determining the Company's operating profit. (See Note 15 of Notes to Consolidated Financial Statements.)

1996 Compared to 1995

         Sales increased $3,919,000, or 13%, to $35,140,000. The growth occurred in both of the Company's business segments. Sales of Animal Health Products in 1996 increased 7% to $31,444,000, or 89% of total sales, compared with $29,510,000, or 95% of 1995 sales. Poultry vaccines sales accounted for $20,119,000 or 57% of the Company's total sales. International sales of Animal Health Products increased $1,447,000 or 12%, principally to countries in the Asia/Pacific marketplace, including China, Malaysia, Indonesia and Taiwan. Domestic sales of poultry vaccines remained at 1995 levels. Companion pet product sales increased $612,000, or 6%, to $11,325,000. Tomlyn sales, which are directed to the over-the-counter pet marketplace, increased $526,000, or 21%, in domestic sales, while international sales of these products increased $147,000, or 95%, over 1995 levels. Sales of Consumer Products increased $1,985,000, or 116%, to $3,696,000 and accounted for 11% of Company sales, up from $1,711,000, or 5% of 1995 total sales. This increase was due principally to continued expansion of the number of products containing the Company's proprietary Novasome technology sold to Estee Lauder, resulting in a $1,100,000 increase over 1995. Sales of the Company's Nova Skin Care products, which were launched in

February 1996, accounted for $402,000 of sales. Marketing rights to these products (Novasome-based alpha-hydroxy acids) in the United States to physicians have been licensed to Glaxo.

         The Company's gross profit increased $3,204,000 or 20%, with much of the increase attributable to the sales growth. As a percentage of sales, gross profit improved to 54% from 51% during 1995. The significant factor in the gross profit margin improvement was the increased sales volume of higher margined consumer products. These sales increased the utilization of the Company's skin care manufacturing facility which started producing products in 1995.

         Selling, general and administrative expenses increased $2,997,000 or 25%. As a percentage of sales, these expenses were 42%, up from 38% in 1995. This increase relates, in part, to the variable selling and distribution costs associated with the higher sales volume. Selling and marketing costs associated with the Nova Skin Care product line were $1,917,000, an increase of $1,667,000 over 1995. In February 1997, the Company reduced its workforce by 14 employees, most of whom were associated with the Nova Skin Care line.

         Research and development expenses increased $668,000 or 50% over 1995, due principally to increased new product development efforts in the both of the Company's business segments. These efforts were directed to developing the Nova Skin Care product line and other topical applications of the Novasome technology. The Company continues to develop new vaccines for poultry. The Company had $162,000 of research revenue in 1996, compared to $731,000 in 1995.

         Net interest expense increased $861,000 or 77% due to higher borrowings which were required to fund the 1995 operating losses of the Company's former biotechnology business segment and the $5,000,000 license payment that was made in connection with the spinoff of Novavax in December 1995. In connection with the settlement of a lawsuit brought against the Company related to employment contracts of certain IGI employees with their former employers, the Company incurred charges of $175,000, for which the Company has issued shares of IGI common stock. Although, the Company is seeking reimbursement for these charges under its insurance policy,this amount is included in other expense.

         The provision for income taxes on continuing operations was lower than the statutory rate due principally to subsidiary company operating losses reported on a separate return basis for state income tax purposes and research and development tax credits offset non-deductible expenses. See also Notes 1, 2 and 7 of Notes to Consolidated Financial Statements.

1995 Compared to 1994

         Sales increased 8% in 1995 to $31,221,000. The growth was principally attributable to increases in poultry vaccine sales, both domestically and internationally. Poultry vaccine sales were $18,797,000, or 60% of the Company's sales. International and domestic poultry vaccine sales experienced growth rates of 14% and 7%, respectively during 1995. The domestic increase was attributable to the introduction of a new Rispen poultry vaccine during the second half of 1995. The Company expects the sales of this product to continue to increase during 1996. The international poultry sales increase relates directly to the increased product registration activities, particularly in the Asia/Pacific marketplace, which experienced a 24% sales increase. Companion pet product sales increased $225,000, or 2%, to $10,713,000, although international sales of these products declined, particularly in Europe. Tomlyn sales, experienced a 28% increase, due principally to the placement of these products in pet superstores. Increased sales to Estee Lauder contributed to a $234,000 or 16% growth in the Consumer Products division.

         The Company's gross profit during 1995 increased $776,000 or 5%, with much of the increase related to sales growth. As a percentage of sales, gross profit dropped from 52% during 1994 to 51% in 1995. Significant factors in the gross margin reduction were increased sales of certain lower-margin poultry vaccines, fixed costs associated with the Company's new manufacturing facility, which was operating below full capacity, and the discontinuance of certain product lines.

         Selling, general and administrative expenses in 1995 increased $1,256,000, or 12%, due in part to variable costs associated with the higher sales volume and additional reserves established for international accounts receivables. Selling and marketing costs relating to the Company's new Nova Skin Care division were $250,000. These costs include introductory advertising, sampling and tradeshows as well as sales and marketing management. Research and development expenses increased by $132,000, or 11%, due to stepped up development in the Consumer Products segment, principally for the Nova Skin Care dermatologic product line. The Company intends to continue to increase its research and development efforts in all of its businesses, with particular emphasis on developing new poultry vaccines and developing additional products for the Nova Skin Care division. During 1995, the Company recognized $731,000 in research revenues, an increase of $348,000, or 91%, over 1994.

         Interest expense increased $233,000, or 23%, due to the higher borrowings required to meet the operational demands of the biotechnology business segment.

         The provision for income taxes on continuing operations was lower than the statutory rate due principally to subsidiary company operating losses reported on a separate return basis for state income tax purposes, research and development tax credits and a reduction in the valuation allowance offset by non-deductible expenses. See also Notes 1, 2 and 7 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

         Under the terms of the December 1995 distribution, the Company paid Novavax $5 million for a fully paid-up license to use the Novavax Technologies in its business. IGI funded the $5,000,000 payment to Novavax from borrowings under its bank loan agreement which has been amended to reflect the Distribution. The Amended Loan Agreement with Fleet Bank-NH and Mellon Bank provides for:

o $12,000,000 revolving credit facility with interest contingent upon certain financial ratios at the end of each quarter. Effective January 1, 1996, the interest rate shall not exceed prime plus 1 1/2%. The amount available under the revolving credit facility decreases by $857,000 on the last day of each quarter from September 30, 1996 through December 31, 1999. At December 31, 1996, the Company had outstanding borrowings of $10,285,000 under this facility and the interest rate was 9.25%.

o $10,000,000 working capital line of credit renewable annually on July 1, with interest on the outstanding borrowings contingent upon certain financial ratios at the end of each quarter. Effective January 1, 1996, the interest rate shall not exceed prime plus 1%. At December 31, 1996, the Company had $358,000 available under this facility and the interest rate was 8.75%.

         The loan Agreement restricts the payment of dividends to a maximum 25% of earnings in any year and to retained earnings in excess of $1,000,000.

         The Company was in default of certain financial covenants during the year ended and at December 31, 1996. The banks have waived such defaults and have amended certain of the financial covenants in the loan agreement effective as of January 1, 1997. The Company believes the working capital line of credit will be renewed on July 1, 1997.

         The Company's operating activities provided $521,000 of cash during 1996. Cash was provided from net income and non-cash charges to operations for depreciation, amortization and loss reserves. These amounts were offset, in part, by increases in accounts receivables, inventories and other current assets. The accounts receivable turnover ratio for 1996 was 4.09 compared to
3.89 for 1995. The accounts receivable balances due from Mexico and Latin America were 27% of the total receivable balance as of December 31, 1996 and the Company believes the net amounts are fully collectible. Mexico and certain Latin American countries are important markets for the Company's poultry vaccines and other products. These countries have historically experienced varying degrees of political unrest and economic and currency instability. Because of the volume of business transacted by the Company in those countries, continuation or the recurrence of such unrest or instability could adversely affect the businesses of its customers in those countries or the Company's ability to collect its receivables from such customers, which in either case could adversely impact the Company's future operating results. The growth in inventories relates principally to new animal health products that the Company began selling during the third quarter of 1996 as well as products for the Nova Skin Care division which were launched in February 1996. The inventory turnover ratio for 1996 was 1.75, compared to 1.81 for the year ended December 31, 1995. The Company believes its reserves for inventory obsolescence and accounts receivable are adequate. The Company used $854,000 for investing activities, principally capital expenditures for the Company's manufacturing operations. Funding for the Company's operating and investing activities were provided by borrowings under the Company's working capital line of credit and proceeds from the exercise of common stock options.

         At April 2, 1997, after paying the March 31, 1997 payment of $857,000 due under the revolving credit facility, the Company had $876,000 of available borrowing capacity under the working capital line of credit and no borrowings available under the revolving credit facility. Funds generated from operations and existing bank credit facilities are expected to be sufficient to meet the Company's short-term cash requirements. The Company has current maturities of long-term debt of $857,000 per quarter. The Company believes that cash generated from operating activities as well as available borrowings under its line of credit facility will be sufficient to meet these obligations. However, over the long-term, the

Company will require additional funds to expand its business. No assurance can be given that the Company will be successful in obtaining the required funds, and, if not, the Company may be required to cut back on its expansion plans or otherwise appropriately modify its business strategy.

Factors That May Affect Future Results

         The industry segments in which the Company competes are constantly changing and are subject to significant competitive pressures. The following sets forth some of the risks which the Company faces.

         Highly Leveraged

         The Company has historically applied the operating profits from its animal health products business to fund the development of its consumer products business and its former biotechnology business, Novavax, Inc., which was distributed to the Company's stockholders in December 1995. Therefore, the Company is currently highly leveraged and will need additional capital to finance the expansion of its animal health products and consumer products businesses. No assurance can be given that such funds will be obtained when required or, if obtainable, on terms that are favorable to the Company.

         Due to the $5,000,000 payment to Novavax for the IGI License Agreement, which was funded by bank borrowings, and operating losses associated with the development and launch of the Nova Skin line, the Company was in violation of certain covenants in its bank credit agreements during the year and at December 31, 1996. The banks have waived such defaults as of December 31, 1996 and have amended certain of the financial covenants in the loan agreement effective as of January 1, 1997. No assurance can be given that if the Company violates credit agreement covenants in the future, the banks will issue waivers or modify the agreements to remove any such defaults or violations.

         The Company has a $10,000,000 line of credit which is renewable on an annual basis. The Company believes the line of credit will be renewed by the banks effective as of July 1, 1997.

         Intense Competition in Consumer Products Business

         The Company's Consumer Products Business competes with large, well-financed cosmetics and consumer products companies with development and marketing groups that are experienced in the industry and possess far greater resources than those available to the Company. There is no assurance that the Company's consumer products can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company's customers that use the Company's Novasome lipid vesicles in their products may decide to reduce their purchases from the Company or shift their business to other suppliers.

         Price Competition in Poultry Vaccine Business

         The Company has encountered increasingly severe competition from international producers of poultry vaccines, particularly increased price competition coupled with a downward trend in vaccine prices.

          Foreign Regulatory and Economic Considerations

         The Company's business may be adversely affected by foreign import restrictions and additional regulatory requirements. Also, unstable or adverse economic conditions and fiscal and monetary policies in certain Latin American countries, an increasingly important market for the Company's animal health products, could adversely affect the Company's future business in these countries.

         Rapidly Changing Marketplace for Animal Health Products

         The emergence of pet superstores, the consolidation of distribution channels into a smaller number of large, more powerful companies and the diminishing traditional role of veterinarians in the animal health business may adversely affect the Company's ability to expand its animal health business and to operate this business at the gross margin levels historically enjoyed by the Company.

         Effect of Rapidly Changing Technologies

         The Company expects to rely on the features of the Novavax Technologies to market and expand its line of internally-developed dermatologic products. However, if its competitors develop new and improved technologies that are superior to the Company's technologies, the Company's products could be less acceptable in the marketplace and therefore the Company's planned expansion of its line of personal care and dermatologic products could be adversely affected.

         Regulatory Considerations

         The FDA may determine that the Company's alpha hydroxy acid-based products are "drugs" and therefore should be subject to the expensive and sometimes protracted FDA regulatory approval. Also, certain of the Company's products may not be approved for sales overseas on a timely basis, thereby limiting the Company's ability to expand its foreign sales.

Accounting Standards Changes

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

Income Taxes

         The Company has a net deferred tax asset in the amount of $3.2 million as of December 31, 1996. The largest deferred tax assets relate to the $5,000,000 license payment to Novavax which will be deducted over the ten-year period as the related products are sold and the royalties incurred and to net operating loss carryforwards. Management believes that the Company's deferred tax asset will be realized through the reversal of existing temporary differences and the utilization of net operating loss carryforwards and the prepaid license against future taxable income. The minimum level of future taxable income necessary to realize the Company's recorded deferred tax asset at December 31, 1996, is approximately $7.6 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its deferred tax assets. The net operating loss carryforwards expire in 2010 and there are no limitations on their use. Management believes that it will be able to utilize these carryforwards. The Company's consolidated federal taxable income (loss) varies from its consolidated financial statement income (loss). In 1994, taxable income was higher due to the establishment of reserves for losses on discontinued operations; in 1995 and 1996, taxable income was lower as the reserves were utilized.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 13, 1997 (the "1997 Proxy Statement") under the captions "PROPOSAL 1 -- ELECTION OF DIRECTORS" and "Beneficial Ownership of Common Stock" and is incorporated herein by this reference. The Company expects to file the 1997 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 1996.

         Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation

         The information required by this item is contained under the captions "EXECUTIVE COMPENSATION" and "Director Compensation and Stock Options" in the Company's 1997 Proxy Statement and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is contained in the Company's 1997 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

         The information required by this item is contained under the caption "Certain Relationships and Related Transactions" appearing in the Company's 1997 Proxy Statement and is incorporated herein by this reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statements:

          Report of Independent Accountants

          Consolidated Balance Sheets, December 31, 1996 and 1995

          Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

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

     (3)  Exhibits Required to be Filed by Item 601 of Regulation S-K.

          The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

(b)       Reports on Form 8-K
                     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1997                                IGI, Inc.
                                            By:   /s/ Edward B. Hager
                                                  -------------------------
                                                  Edward B. Hager,
                                                  Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.


Name                                     Title                                   Date
----                                     -----                                   ----
/s/ Edward B. Hager                      Chairman of the Board                   March 27, 1997
-------------------
    Edward B. Hager

/s/ John P. Gallo                        President and Director                  March 27, 1997
-------------------
    John P. Gallo

/s/ Donald J. MacPhee                    Principal Financial and                 March 27, 1997
---------------------                    Accounting Officer
    Donald J. MacPhee

---------------------                    Director
    Terrence D. Daniels

/s/ Jane E. Hager                        Director                                March 27, 1997
-----------------
    Jane E. Hager

/s/ Constantine L. Hampers               Director                                March 27, 1997
--------------------------
    Constantine L. Hampers

/s/ Terrence O'Donnell                   Director                                March 27, 1997
----------------------
    Terrence O'Donnell

/s/ Paul D. Paganucci                    Director                                March 27, 1997
---------------------
    Paul D. Paganucci

/s/ David G. Pinosky                     Director                                March 27, 1997
 -------------------
    David G. Pinosky

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IGI, Inc. and subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 27, 1997

                           IGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                          (amounts in thousands)

ASSETS                                                     1996           1995
                                                         --------      ---------
Current assets:
  Cash and cash equivalents ........................     $    317      $    169
  Accounts receivable, less allowance
   for doubtful accounts of $238
   and $306 in 1996 and 1995, respectively .........        8,709         8,456
  Receivable due under royalty agreement ...........        1,000          --
  Inventories ......................................        9,357         9,000
  Current deferred taxes ...........................         --              56
  Prepaid expenses and other current assets ........        1,217           762
                                                         --------      --------

     Total current assets ..........................       20,600        18,443
                                                         --------      --------

Notes receivable ...................................          162           285
                                                         --------      --------

Property, plant and equipment - at cost:
     Land ..........................................          625           625
     Buildings .....................................        9,382         9,054
     Machinery and equipment .......................        9,241         8,656
                                                         --------      --------

                                                           19,248        18,335

Less accumulated depreciation ......................       (9,121)       (8,225)
                                                         --------      --------

                                                           10,127        10,110
                                                         --------      --------

Deferred income taxes ..............................        3,159         2,791

Other assets .......................................          746           702
                                                         --------      --------
                                                         $ 34,794      $ 32,331
                                                         ========      ========


                                    Continued

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                           December 31, 1996 and 1995

                                                         (amounts in thousands
                                                       except share information)

LIABILITIES AND STOCKHOLDERS' EQUITY                        1996         1995
                                                          --------     --------
Current liabilities:
  Notes payable to bank ..............................    $  9,642     $  8,048
  Current maturities of long-term debt ...............       3,443        2,415
  Accounts payable ...................................       2,665        2,447
  Accrued payroll ....................................         470          461
  Other accrued expenses .............................         675          772
  Income taxes payable ...............................          38           16
                                                          --------     --------

     Total current liabilities .......................      16,933       14,159
                                                          --------     --------

Long-term debt, less current maturities ..............       6,893        9,624
                                                          --------     --------

Deferred income from royalty contract ................       1,000         --
                                                          --------     --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000
     shares authorized; 9,572,681 and 9,440,681
     shares issued in 1996 and 1995, respectively ....          96           94
  Stock subscribed ...................................         175         --
  Additional paid-in capital .........................      19,115       18,131
  Deficit ............................................      (6,786)      (6,879)
                                                          --------     --------
                                                            12,600       11,346
  Less treasury stock; 164,082 and 176,356 shares
    at cost, in 1996 and 1995 respectively ...........      (2,518)      (2,609)
  Stockholders' notes receivable .....................        (114)        (189)
                                                          --------     --------
     Total stockholders' equity ......................       9,968        8,548
                                                          --------     --------

                                                          $ 34,794     $ 32,331
                                                          ========     ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994


                                                                        (thousands, except share and per share information)

                                                                                 1996            1995           1994
                                                                             -----------      ----------    ------------

Net sales ................................................................   $    35,140      $   31,221      $   28,948
Cost of sales ............................................................        16,147          15,432          13,935
                                                                             -----------      ----------      ----------

Gross profit .............................................................        18,993          15,789          15,013

Selling, general and administrative expenses .............................        14,927          11,930          10,675
Research and development expenses ........................................         2,013           1,345           1,212
Research revenues ........................................................          (162)           (731)           (382)
                                                                             -----------      ----------      ----------

Operating profit .........................................................         2,215           3,245           3,508

Interest expense .........................................................        (1,984)         (1,269)         (1,036)
Interest income ..........................................................          --               146              67
Other income (expense), net ..............................................          (202)              7              10
                                                                             -----------      ----------      ----------

Income from continuing operations before
 provision for income taxes ..............................................            29           2,129           2,549
(Benefit) provision for income taxes .....................................           (64)            621             580
                                                                             -----------      ----------      ----------

Income from continuing operations ........................................            93           1,508           1,969

Loss from discontinued operations -- Distribution of biotechnology segment, net of income tax benefits:
    Loss from operations .................................................          --            (4,034)           (700)
    Estimated loss on disposal ...........................................          --              --            (1,000)
                                                                             -----------      ----------      ----------

Net income (loss) ........................................................   $        93      $   (2,526)     $      269
                                                                             ===========      ==========      ==========

Income (loss) per common and common equivalent share:
    From continuing operations ...........................................   $       .01      $      .16      $      .22
                                                                             ===========      ==========      ==========
    From discontinued operations .........................................   $      --        $     (.42)     $     (.19)
                                                                             ===========      ==========      ==========
    Net income (loss) ....................................................   $       .01      $     (.26)     $      .03
                                                                             ===========      ==========      ==========

Average number of common and common
 equivalent shares .......................................................    10,021,288       9,725,230       9,155,231
                                                                             ===========      ==========      ==========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994


                                                              (thousands, except
                                                            per share information)

                                                          1996       1995       1994
                                                        -------    --------   --------
Cash flows from operating activities:
   Net income (loss) ................................   $    93    $(2,526)   $   269
Reconciliation of net income (loss) to net cash
  used by operating activities:
   Depreciation and amortization ....................       992        836        843
   Provision for loss on accounts
     receivable and inventories .....................        83        788        272
   Accrual for estimated loss on disposal ...........      --         --        1,000
   Issuance of stock to 401(k) plan .................        91         69         50
   Benefit for deferred income taxes ................       (73)      (101)      (220)
   Stock option compensation expense ................       156       --         --
   Litigation settlement in common stock ............       175       --         --
Changes in operating assets and liabilities:
   Accounts receivable ..............................      (213)    (1,321)      (457)
   Inventories ......................................      (480)    (1,570)       438
   Prepaid and other assets .........................      (455)       151       (303)
   Accounts payable and accrued expenses ............       130        939        449
   Income taxes payable/refundable ..................        22          1         46
   Reimbursement from former subsidiary .............      --          250       --
   Net assets of biotechnology segment ..............      --         (226)    (2,501)
                                                        -------    -------    -------
Net cash provided from (used by) operating activities       521     (2,710)      (114)
                                                        -------    -------    -------

Cash flows from investing activities:
  Capital expenditures, net .........................      (913)    (2,397)    (1,834)
  (Increase) decrease in other assets ...............        59         (5)      (132)
  License payment to former subsidiary ..............      --       (5,000)      --
  Net assets of biotechnology segment ...............      --         (360)      (549)
                                                        -------    -------    -------

Net cash used by investing activities ...............      (854)    (7,762)    (2,515)
                                                        -------    -------    -------

Cash flows from financing activities:
  Net borrowings under line of credit agreements ....     1,594      4,258      1,345
  Borrowings under revolving credit agreement .......        12      2,000      1,250
  Payments of long-term debt ........................    (1,714)        (9)       (85)
  Proceeds from exercise of common stock options ....       589        938        192
  Proceeds from sale of common stock ................      --        2,500       --
                                                        -------    -------    -------

Net cash provided from financing activities .........       481      9,687      2,702
                                                        -------    -------    -------

Net (decrease) increase in cash and equivalents .....       148       (785)        73
Cash and cash equivalents at beginning of year ......       169        954        881
                                                        -------    -------    -------

Cash and cash equivalents at end of year ............   $   317    $   169    $   954
                                                        =======    =======    =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              for the years ended December 31, 1996, 1995 and 1994


                                                                                                      Additional
                                                            Common Stock            Stock               Paid-In       Notes
(thousands, except share information)                          Shares        Amount       Subscribed    Capital    Receivable
                                                             ---------    ----------      ----------    -------    ----------

Balance, January 1, 1994 ................................    8,920,147    $       89        $  --      $ 18,971      $   (163)

Exercise of stock options, including tax benefits of $219       93,218             1                        709
Adjustment of valuation allowance .......................          660                                      660
Issuance of stock to 401(k) plan ........................        5,272          --                           51
Net income ..............................................
                                                            ------------------------------------------------------------------

Balance, December 31, 1994 ..............................    9,018,637            90          --         20,391          (163)

Exercise of stock options, including tax benefits of $279      193,815             2                      1,152
Issuance of stock to 401(k) plan ........................        1,574          --                           44
Issuance of stock to industry partner ...................      226,655             2                      2,498
License payment to former subsidiary, net of a deferred
  tax benefit of $1,700 .................................                                                (3,300)
Distribution of biotechnology business segment ..........                                                (2,654)
Payment of stockholders' notes receivable ...............                                                                  74
Reclass of stockholders' notes receivable ...............                                                                (100)
Net loss ................................................
                                                            ------------------------------------------------------------------
Balance December 31, 1995 ...............................    9,440,681            94          --         18,131          (189)

Exercise of stock options, including tax benefits of $79       132,000             2                        666
Issuance of stock to 401(k) plan ........................                                                     1
Settlement of litigation ................................                                     175
Tax benefit of  license payment to former subsidiary ....                                                   161
Value of non-employee stock options .....................                                                   156
Repayments of shareholders' notes .......................                                                                  75
 Net income .............................................
                                                            ------------------------------------------------------------------

Balance, December 31, 1996 ..............................    9,572,681    $       96      $    175     $ 19,115      $   (114)
                                                            ==================================================================



                                                                                          Total
                                                                        Treasury      Stockholders'
                                                            Deficit       Stock          Equity
                                                          ----------    ----------      --------
Balance, January 1, 1994 ................................   $ (4,622)     $ (1,954)      $ 12,321

Exercise of stock options, including tax benefits of $219                     (299)           411
Adjustment of valuation allowance .......................                                     660
Issuance of stock to 401(k) plan ........................                                      51
Net income ..............................................        269                          269
                                                             ------------------------------------


Balance, December 31, 1994 ..............................     (4,353)       (2,253)        13,712

Exercise of stock options, including tax benefits of $279                     (381)           773
Issuance of stock to 401(k) plan ........................                       25             69
Issuance of stock to industry partner ...................                                   2,500
License payment to former subsidiary, net of a deferred
  tax benefit of $1,700 .................................                                  (3,300)
Distribution of biotechnology business segment ..........                                  (2,654)
Payment of stockholders' notes receivable ...............                                      74
Reclass of stockholders' notes receivable ...............                                    (100)
Net loss ................................................                                  (2,526)
                                                             ------------------------------------

Balance December 31, 1995 ...............................     (6,879)       (2,609)         8,548

Exercise of stock options, including tax benefits of $79                                      668
Issuance of stock to 401(k) plan ........................                       91             92
Settlement of litigation ................................                                     175
Tax benefit of  license payment to former subsidiary ....                                     161
Value of non-employee stock options .....................                                     156
Repayments of shareholders' notes .......................                                      75
 Net income .............................................                                      93
                                                             ------------------------------------

Balance, December 31, 1996 ..............................    $(6,786)     $ (2,518)      $  9,968
                                                             ====================================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of the Business

IGI, Inc. ("IGI" or the "Company") is a diversified company engaged in two business segments. The Animal Health Products business produces and markets animal health products such as poultry vaccines, veterinary products, nutritional supplements and grooming aids. The Consumer Products business produces and markets cosmetic and consumer products such as skin care products and shampoos.

Principles of Consolidation

The consolidated financial statements include the accounts of IGI, Inc. and its wholly-owned and majority-owned subsidiaries. The Company's financial statements include 100% of the losses through December 12, 1995 of its formerly majority-owned subsidiary Novavax, Inc. ("Novavax"). All intercompany accounts and transactions have been eliminated.

Cash equivalents

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

1.  Summary of Significant Accounting Policies, (continued)

Income Taxes

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

Stock-Based Compensation

Compensation costs attributable to stock option and simliar plans are recognized based on any difference between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board [APB] Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate. SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

Use of Estimates

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

Long-Lived Assets

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment has occurred based on expected future cash flows, then the loss is recognized in the income statement. The adoption of SFAS No. 121 did not have an effect on the Company's consolidated financial statements.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable and long-term debt. The carrying value of these instruments approximates the fair value.

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.  Summary of Significant Accounting Policies, (continued)

Accounting Standards Changes

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No.
128 will have on its financial statements.

Revenue Recognition

Revenues earned under research contracts are recognized when the related contract provisions are met.

Reclassification

Certain previously reported amounts have been reclassified to conform with the current period presentation.

2.  Corporate Activities

Distribution of Biotechnology Segment

On March 17, 1994, IGI's Board of Directors voted to dispose of the biotechnology business segment through the tax-free distribution to IGI's shareholders of its ownership of Novavax.

On December 12, 1995 (the "Distribution Date"), IGI distributed to the holders of record of IGI's common stock, at the close of business on November 28, 1995, one share of common stock of Novavax for every one share of IGI common stock outstanding (the "Distribution").

In connection with the Distribution, the Company paid Novavax $5,000,000 in return for a fully-paid-up, ten-year license entitling it to the exclusive use of Novavax's technologies in the fields of (i) animal pharmaceuticals, biologicals, and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals; and the processes for making the same. The Company has the option, exercisable within the last year of the ten-year term, to extend the License Agreement for an additional ten-year period for $1,000,000. Novavax retained the right to use its Novavax Technologies for all other applications, including human vaccines and pharmaceuticals. At the time the terms of the IGI License Agreement were fixed, including the license payment, all of the directors of IGI were also directors of Novavax and these terms were unilaterally established by IGI. As of December 31, 1995, three directors of IGI were also directors of Novavax. The Company has presented the payment under the License Agreement as a capital contribution in its financial statements to reflect the intercompany nature and substance of the transaction. The form was structured as a prepaid license agreement to address various considerations of the Distribution, including tax and financing considerations. For tax purposes, the transaction has been treated as a prepaid license agreement. IGI has no further obligations or intentions to fund Novavax.

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.  Corporate Activities, (continued)

Distribution of Biotechnology Segment, (continued)

Components of the losses from discontinued operations for each of the two years in the period ended December 31, 1995 were:

(amounts in thousands)                                     1995           1994
                                                         -------        --------

Selling, general and administrative ..............       $ 2,103        $ 1,762
Research and development expenses, net ...........         3,648          2,485*
Credit for income taxes ..........................          (717)          (797)
                                                         -------        -------
Operating losses .................................         5,034          3,450
Accrual for loss on disposal .....................        (1,000)        (2,750)
Estimated loss on disposal .......................          --            1,000
                                                         -------        -------
Net loss from discontinued operations ............       $ 4,034        $ 1,700
                                                         =======        =======

* Includes $475,000 of initial payments in 1994 on product development and licensing agreements or detailed agreements in principle which have been reflected as a reduction in research and development expenses.

The Company had anticipated the effective date of the Distribution to be June 30, 1995. Due to delays in the final distribution of Novavax, the Company incurred costs in excess of the $1,000,000 estimated loss of disposal of its biotechnology business segment. These costs related to increased research and development expenses for products in the initial FDA approval process.

The components of the net assets of the biotechnology segment at December 12, 1995 were:

(amounts in thousands)
Net current liabilities .....................................       $   (56)
Property, plant and equipment, net ..........................         1,401
Deferred patent costs, net ..................................         1,309
                                                                    -------
                                                                    $ 2,654
                                                                    =======

The distribution of the net assets of the Company's biotechnology business segment as of the Distribution Date are recorded in the accompanying financial statements as a reduction in additional paid-in capital.

Equity and Other Transactions

In August 1993, the Company entered into an agreement with an industry partner for the testing of Novavax's patented Novasome lipid vesicle encapsulation technology as a microcarrier and adjuvant for various human vaccines. The Company received $1,000,000 in exchange for 99,700 shares of the Company's common stock. In December 1994, the partner exercised its option to enter into an exclusive license agreement by agreeing to pay the Company $475,000 for the use of the technology in certain applications and additional research funding. This amount is included in the loss from discontinued operations in 1994. Additionally, the partner exercised its option to purchase shares of the Company's common stock. In January 1995, the Company issued 226,655 shares of its common stock for $2,500,000. This agreement was amended in December 1995 in connection with the Distribution. Under the terms of the amended agreement, the industry partner has the option to purchase up to approximately $6,800,000 of IGI Common Stock and approximately $3,700,000 of Novavax Common Stock, concurrently. These amounts were determined, pursuant to the agreement, by calculating the average ratio of closing prices of IGI and Novavax common stock for the first twenty days following the Distribution. The price per share for Novavax's and IGI's common stock was to be determined on the date of exercise and was capped at an aggregate combined price per share of $13.00. This option expired unexercised in 1996.

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.  Supplemental Cash Flow Information

Cash paid for income taxes and interest during the years ended December 31, 1996, 1995, and 1994 was as follows:

(amounts in thousands)                            1996         1995       1994
                                                 ------       ------    -------

Income taxes paid (refunded), net .........      $   41            3     $  (43)
Interest ..................................       1,955        1,236        931

In addition, during the years ended December 31, 1996, 1995, and 1994, the Company had the following non-cash financing and investing activities:

(amounts in thousands)                            1996         1995       1994
                                                 ------       ------     ------
Tax benefits of exercise of
 common stock options .....................      $   79       $  279     $  219
Distribution of the
 biotechnology segment ....................        --          2,904       --
Treasury stock repurchased ................        --            356        299
Tax benefit of license payment to
 former subsidiary ........................        (161)          --       --
Receivable under royalty agreement.........       1,000           --       --

4.  Inventories

Inventories as of December 31, 1996 and 1995 consisted of:

(amounts in thousands)                             1996            1995
                                                  ------          ------
Finished goods ...........................        $3,570          $3,104
Work-in-process ..........................         2,975           2,851
Raw materials ............................         2,812           3,045
                                                  ------          ------
                                                  $9,357          $9,000
                                                  ======          ======

If the first-in, first-out (FIFO) method of accounting for inventories had been used, inventories would have been $844 and $307 lower than reported in 1996 and 1995, respectively.

5.  Long-Term Debt

Long-term debt as of December 31, 1996 and 1995 consisted of:

(amounts in thousands)                                 1996           1995
                                                      ------        -------

Revolving credit facility ......................      $10,285       $12,000
Other debt due in annual
 installments through December
 1999 with interest at 9% ......................           51            39
                                                      -------       -------
                                                       10,336        12,039
Less current maturities ........................        3,443         2,415
                                                      -------       -------
                                                      $ 6,893       $ 9,624
                                                      =======       =======

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


5.  Long-Term Debt, (continued)

In December 1995, the Company and its banks reached an agreement to amend the loan agreement. The amended and restated loan agreement provides for:

o $12,000,000 revolving credit facility with interest contingent upon certain financial ratios at the end of each quarter. The interest rate shall not exceed prime plus 1 1/2% effective January 1, 1996. The amount available under the revolving credit facility decreases by $857,000 on the last day of each quarter from September 30, 1996 through December 31, 1999. At December 31, 1996, the Company had outstanding borrowings of $10,285,000 under this facility and the interest rate was 9.25%.

o $10,000,000 working capital line of credit, renewable annually on July 1, with interest on the outstanding borrowings contingent upon certain financial ratios at the end of each quarter. The interest rate shall not exceed prime plus 1% effective January 1, 1996. The aggregate amount outstanding under the agreement at December 31, 1996 was $9,642,000. The average amounts outstanding during 1996 and 1995 were $8,759,000 with a weighted interest rate of 9.2% and $4,461,000 with a weighted interest rate of 8.7%, respectively. At December 31, 1996, the Company had $358,000 available under this facility and the interest rate was 8.75%.

A commitment fee of 1/2% is payable on the unused portion of the working capital line and 1/4% on the unused revolving credit facility. The agreement requires the Company to maintain certain financial ratios and comply with other non-financial covenants, and also restricts the payment of cash dividends to not more than 25% of the net income in any one year and to retained earnings in excess of $1,000,000.

The Company was in default of certain financial covenants during the year ended and at December 31, 1996. The banks have waived such defaults and have amended certain of the financial covenants in the loan agreement effective as of January 1, 1997. The Company believes the working capital line of credit will be renewed on July 1, 1997.

Aggregate annual principal payments on long-term debt, for the five years subsequent to December 31, 1996 and thereafter are as follows:

(amounts in thousands)          Year                  $
                                ----               -------
                          1997..................   $ 3,443
                          1998..................     3,446
                          1999..................     3,447
                                                   -------
                                                   $10,336
                                                   =======

All of the Company's assets are pledged as collateral under the terms of the loan agreement. As of December 31, 1996 and 1995, there were no outstanding equipment leases.

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.  Stock Options

Under the 1983 Incentive Stock Option Plan, options have been granted to key employees to purchase a maximum of 500,000 shares of common stock. Options, having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under this plan at December 31, 1996 are generally exercisable in cumulative increments over four years commencing one year from the date of grant.

Under the 1989 and 1991 Stock Option Plans, options may be granted to key employees, directors and consultants to purchase a maximum of 500,000 and 1,900,000 shares of common stock, respectively. Options, having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Both incentive stock options and non-qualified stock options may be granted under the 1989 Plan and the 1991 Plan. Incentive stock options are generally exercisable in cumulative increments over four years commencing one year from the date of grant. Non-qualified options are generally exercisable in full beginning six months after the date of grant.

In 1991, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan. The plan provides that options may be granted to consultants, scientific advisors and employees to purchase a maximum of 250,000 shares of common stock. Options outstanding under this plan at December 31, 1996 are generally exercisable in cumulative increments over four years commencing one year from the date of grant.

In addition, non-qualified stock options have been granted to officers and directors at prices equal to the fair market value of the Company's stock on the date the options were granted. Exercise of the majority of these options may be made at any time during a ten year period commencing on the date of grant.

Stock option transactions in each of the past three years under the aforementioned plans in total were:


                                                          Plan                                       Non-Qualified Plan
                                      --------------------------------------------      --------------------------------------------
Weighted                                                               Weighted                                          Weighted
                                       Share     Price Per Share     Average Price        Shares     Price Per Share   Average Price
                                       -----     ---------------     -------------        ------     ---------------   -------------

January 1, 1994 shares
  under option                      1,399,778     $ 1.30 - $ 9.88     $  6.27            427,770     $ 1.22 - $ 6.80       $ 4.15
  Granted                             408,500     $ 5.59 - $ 8.91     $  7.86               --             --                --
  Exercised                            (6,000)    $ 4.70 - $ 5.67     $  5.04            (87,218)    $ 1.22 - $ 6.80       $ 3.30
  Cancelled                            (8,750)    $ 5.02 - $ 9.88     $  7.01               --             --                --
December 31, 1994 shares
  under option                      1,793,528     $ 1.30 - $ 9.88     $  6.63            340,552     $ 1.38 - $ 6.80       $ 4.37
  Granted                             346,500     $ 6.63 - $ 9.39     $  7.35               --             --                --
  Exercised                          (190,763)    $ 1.30 - $ 9.88     $  3.73             (3,052)    $ 1.38                $ 1.38
  Cancelled                            (9,750)    $ 6.72 - $ 9.72     $  7.47               --             --                --
December 31, 1995 shares
  under option                      1,939,515     $ 3.64 - $ 9.88     $  7.04            337,500     $ 1.38 - $ 6.80       $ 4.40
  Granted                             381,000     $ 5.13 - $ 7.69     $  6.04               --             --                --
  Exercised                           (82,000)    $ 4.70 - $ 6.96     $  6.33            (50,000)    $ 1.38                $ 1.38
  Cancelled                           (29,500)    $ 5.67 - $ 9.48     $  7.31             (1,000)    $ 6.80                $ 6.80
                                                                                         -------     ----------------
December 31, 1996 shares
  under option                      2,209,015     $ 3.65 - $ 9.88    $   6.89            286,500     $ 3.97 - $ 6.80       $ 4.92
                                    =========     ===============    ========            =======     ================

Shares subject to outstanding
 options exercisable at
 December 31, 1995                  1,386,003                        $   6.94            337,500                           $ 4.40
                                    =========                        ========            =======                           ======
 December 31, 1996                  1,665,619                        $   7.01            286,500                           $ 4.92
                                    =========                        ========            =======                           ======

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.  Stock Options, (continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for option grants to directors and employees pursuant to the stock option plans. The Company has recorded compensation expense of $156,000 in 1996 for options granted to consultants. Had compensation cost for all grants under the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

(thousands, except per share information)                1996            1995
                                                       -------        ---------
Net income (loss) - as reported ................       $    93        $  (2,526)
Net loss - pro forma ...........................       $  (823)       $  (3,270)
Income (loss) per share - as reported ..........       $   .01        $    (.26)
Loss per share - pro forma .....................       $  (.08)       $    (.34)

The pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995:

Dividend yield ............................             0%
Risk free interest rate ...................          5.51%   -     7.10%
Estimated volatility factor ...............         33.07%   -    43.45%
Expected life .............................             6    -    9 years

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.


The following table summarizes information concerning outstanding and exercisable options as of December 31, 1996.

                          Options Outstanding                          Options Exercisable
                          -------------------                          --------------------

Range of                    Weighted Average
Exercise              Number of         Remaining      Exercise    Number of    Weighted Average
Prices                Options           Life (Years)   Price       Options      Exercise Price
------                -------           ------------   -----       -------      --------------
$ 3.00 to $ 4.00       55,000              1.00        $ 3.91        55,000          $ 3.91
$ 4.00 to $ 5.00      313,000              2.70        $ 4.75       313,000          $ 4.75
$ 5.00 to $ 6.00      633,000              6.650       $ 5.54       366,500          $ 5.38
$ 6.00 to $ 7.00      599,250              7.856       $ 6.68       417,729          $ 6.67
$ 7.00 to $ 8.00      427,550              6.982       $ 7.44       415,050          $ 7.43
$ 8.00 to $ 9.00      249,000              8.100       $ 8.55       168,250          $ 8.57
$ 9.00 to $10.00      218,215              5.871       $ 9.64       217,090          $ 9.64
                      -------                                       -------
$ 3.65 to $ 9.88    2,495,515              6.453       $ 6.66     1,952,619          $ 6.70

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

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.  Income Taxes

The provision (benefit) for income taxes included in the consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 is as follows:

(amounts in thousands)                                1996       1995      1994
                                                      -----     -----     -----
Continuing operations:
 Current tax expense:
  Federal ........................................    $--       $ 718     $ 797
  State and local ................................        9         4         3
                                                      -----     -----     -----
 Total current ...................................        9       722       800
                                                      -----     -----     -----
Deferred tax (benefit) expense
  Federal ........................................       78         6      (222)
  State and local ................................     (151)     (107)        2
                                                      -----     -----     -----
 Total deferred ..................................      (73)     (101)     (220)
                                                      -----     -----     -----
Total (benefit) provision from continuing
  operations .....................................      (64)      621       580
                                                      =====     =====     =====
Discontinued operations:
 Current tax benefit:
  Federal and state ..............................     --        (718)     (797)
                                                      -----     -----     -----
Total provision (benefit) for income taxes .......    $ (64)    $ (97)    $(217)
                                                      =====     =====     =====

The provision for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax income from continuing operations as a result of the following:

(amounts in thousands)                                 1996      1995      1994
                                                      -----     -----     -----
Statutory provision ..............................    $  10     $ 723     $ 860
Non-deductible expenses ..........................       66        66        57
State income taxes, net of federal benefit .......      (70)      (46)        2
Research and development tax credits .............      (42)      (40)      (68)
Reduction in valuation allowance .................     --         (83)     (271)
Other, net .......................................      (28)        1       --
                                                      -----     -----     -----
                                                      $ (64)    $ 621     $ 580
                                                      =====     =====     =====

Gross deferred tax assets (liabilities) included in the consolidated balance sheets as of December 31, 1996 and 1995, consist of the following:

(amounts in thousands)                                       1996         1995
                                                           --------     --------
Property, plant and equipment ........................     $  (689)     $  (969)
Prepaid license agreement ............................       1,802        1,700
Net operating loss carryforwards .....................       1,687        1,727
Tax credit carryforwards .............................         418          384
Other future deductible temporary differences ........         168          149
Other future taxable temporary differences ...........        (183)         (76)
                                                           -------      -------
                                                             3,203        2,915
Less: valuation allowance ............................         (44)         (69)
                                                           -------      -------
Deferred taxes, net ..................................     $ 3,159      $ 2,846
                                                           =======      =======

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.  Income Taxes, continued

Current and deferred tax benefits resulting from a prepaid license agreement and the exercise of stock options not credited to the consolidated statements of operations for the years ended December 31, 1996 and 1995, include the following:

(amounts in thousands)                                       1996          1995
                                                            ------        ------
Additional paid-in capital:
License payment to former subsidiary ...............        $  161        $1,700
Exercise of stock options ..........................            79           279
                                                            ------        ------
                                                            $  240        $1,979
                                                            ======        ======

In 1994, due to the Distribution, the Company re-evaluated the recoverability of its deferred tax assets and as such, adjusted its valuation allowance to reflect new estimates. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

Operating loss and tax credit carryforwards for tax reporting purposes as of December 31, 1996 are as follows:

(amounts in thousands)                                                       $
                                                                           -----
Federal:
Operating losses (expiring through the year 2011) ....................     4,193
Research tax credits (expiring through the year 2011) ................       404
Alternative minimum tax credits (available without expiration) .......        14

8.  Net Income per Share

Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents, if dilutive, outstanding during the year. Common Stock Equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

9.  Commitments and Contingencies

The Company leases manufacturing and warehousing space, machinery and equipment and automobiles under non-cancelable operating lease agreements expiring at various dates through 1998. Rental expense aggregated approximately $317,000 in 1996, $282,000 in 1995, and $186,000 in 1994. Future minimum rental commitments under non-cancelable operating leases as of December 31, 1996 are as follows:

(amounts in thousands)              Year                $
                                    ----                --
                           1997....................     62
                           1998....................     48
                           1999....................     43
                           2000....................     32
                           2001....................     32

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.  Commitments and Contingencies, continued

The Company has entered into employment contracts with expiration dates of December 31, 1999 with certain officers which provide that these officers are entitled to continuation of their salaries if they are terminated without cause prior to their contract expiration date. Aggregate compensation through 1999 under these agreements approximates $2,516,000.

10.  Litigation

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company and its subsidiaries. In the opinion of management, after consultation with legal counsel, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial statements of the Company if disposed of unfavorably.

In February 6, 1996, Johnson & Johnson and its wholly-owned subsidiary OrthoMcNeil, Inc. (collectively, "J&J") filed a lawsuit against the Company and its subsidiary, Igen, Inc. and its former subsidiary Micro-Pak, Inc. in United States District Court for the District of New Jersey alleging trademark infringement and trademark dilution. In January 1997, the Company and J&J reached an agreement settling this litigation.

11.  Export Sales

Export revenues by the Company's domestic operations accounted for approximately 39% of the Company's total revenues in 1996, 1995, and 1994. The following table shows the geographical distribution of the export sales:

(amounts in thousands)                         Year ended December 31,
                                           1996           1995            1994
                                         -------         -------         -------

Latin America ..................         $ 5,023         $ 5,064         $ 4,867
Asia/Pacific ...................           5,932           4,574           3,692
Europe .........................           1,502           1,308           1,817
Africa/Middle East .............           1,223           1,288             984
                                         -------         -------         -------
                                         $13,680         $12,234         $11,360
                                         =======         =======         =======

Related net accounts receivable balances at December 31, 1996, 1995 and 1994 approximated $5,000, $4,921 and $4,264, respectively.

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


12.  Certain Relationships and Related Party Transactions

The Company has notes receivable from certain of its employees. The total of these notes is $162,000. All of these loans are evidenced by demand notes bearing interest at prime rate plus 1/4% and are collateralized by shares of IGI common stock. Remaining balances of these notes from officers are included in the stockholders' equity as stockholders' note receivable and all other notes receivable are included in notes receivable in the accompanying Consolidated Balance Sheets. The Company has recognized interest income from these notes of $15,000, $39,000 and $34,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

13.  Employee Benefits

The Company has a defined contribution retirement plan (401(k)), pursuant to which employees who have completed one year of employment with the Company or its subsidiaries as of specified dates may elect to contribute to the Plan, in whole percentages, up to 18% of compensation, subject to a minimum contribution by participants of 2% of compensation and a maximum contribution of $9,240 in 1996, 1995 and 1994. The Company matches 25% of the first 5% of compensation contributed by participants and contributes on behalf of each participant $4 per week of employment during the year. All contributions of the Company are made quarterly in the form of the Company's Common Stock ($.01 par value) and are immediately vested. The Company has recorded charges to expense related to this plan of approximately $115,000, $103,601 and $62,200 for the years 1996, 1995 and 1994, respectively.

14.  Concentration of Credit Risk

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

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15.  Business Segments

Summary data related to continuing operations for the three years ended December 31, 1996 appears below:

     (amounts in thousands)
                                Animal Health Consumer
                                  Products    Products   Corporate  Consolidated
                                ------------- --------   ---------  ------------
1996

Net sales ....................    $31,444     $ 3,696    $  --        $35,140
Operating profit (loss) ......      7,108        (796)    (4,097)       2,215
Depreciation and
 amortization ................        835         157       --            992
Identifiable assets ..........     28,649       6,145       --         34,794
Capital expenditures .........        715         198       --            913

1995

Net sales ....................    $29,510     $ 1,711    $  --        $31,221
Operating profit (loss) ......      6,460        (159)    (3,056)       3,245
Depreciation and
 amortization ................        820          16       --            836
Identifiable assets ..........     29,380       2,951       --         32,331
Capital expenditures .........        745       1,652       --          2,397

1994

Net sales ....................    $27,471     $ 1,477    $  --        $28,948
Operating profit (loss) ......      6,057         296     (2,845)       3,508
Depreciation and
 amortization ................        837           6       --            843
Identifiable assets ..........     25,942       2,494       --        *28,436
Capital expenditure ..........        558       1,276       --          1,834

* Net of net assets of biotechnology business segment of $2,066,000 for 1994.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                             (amounts in thousands)

             COL. A                                       COL. B                  COL. C                 COL. D         COL. E
             ------                                       ------                  -----                  ------         ------
                                                                                 Additions
                                                        Balance at     (1) Charged to   (2) Charged to
                                                       beginning of       costs and     other accounts                Balance at
          Description                                     period           expenses       describe     Deductions    end of period
          -----------                                  ------------    --------------   -------------- ----------    -------------
Year ended December 31, 1994:

Allowance for doubtful accounts .....................      $  140          $  108           -          $   67(A)        $  181
Inventory valuation allowance .......................         497             164           -             154(B)           507
Other asset valuation allowance .....................         186            --             -            --                186
Amortization of goodwill ............................          68               8           -            --                 76
Amortization of other intangibles ...................         388              76           -            --                464
Valuation allowance on net
   deferred tax assets ..............................       3,160             652           -             932(C)         2,880

Year ended December 31, 1995:

Allowance for doubtful accounts .....................      $  181          $  142           -          $   17(A)        $  306
Inventory valuation allowance .......................         507             645           -             459(B)           693
Other asset valuation allowance .....................         186            --             -            --                186
Amortization of goodwill ............................          76               9           -            --                 85
Amortization of other intangibles ...................         464              58           -            --                522
Valuation allowance on net
   deferred tax assets ..............................       2,880              69           -           2,880(D)            69

Year ended December 31, 1996:

Allowance for doubtful accounts .....................      $  306          $  (40)          -          $   28(A)        $  238
Inventory valuation allowance .......................         693             123           -             199(B)           617
Other asset valuation allowance .....................         186            --             -            --                186
Amortization of goodwill ............................          85               8           -            --                 93
Amortization of other intangibles ...................         522              87           -            --                609
Valuation allowance on net
  deferred tax assets ...............................          69            --             -              25(D)            44

(A) Relates to write-off of uncollectible accounts.

(B) Dispositions of obsolete inventories.

(C) Incorporates $660 reversal of valuation allowance relating to the exercise of stock options, included in additional paid in capital and $271 reversal of valuation allowance relating to research and development tax credits, credited to costs and expenses.

(D) Related to spin off of certain discontinued operations during 1995.

                                  EXHIBIT INDEX



          Exhibits marked with a single asterisk are filed herewith, and exhibits marked with a double asterisk reference management contract, compensatory plan or arrangement, filed in response to Item 14 (a) (3) of the instructions to Form 10-K. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

    (3) (a) Certificate of Incorporation of IGI, Inc., as amended. [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 33-63700, filed June 2, 1993.]

         (b) By-laws of IGI, Inc., as amended. [Incorporated by reference to Exhibit 2 (b) to the Company's Registration Statement on Form S-18, File No. 2-72262-B, filed May 12, 1981.]

    (4) Specimen stock certificate for shares of Common Stock, par value $.01 per share. [Incorporated by reference to Exhibit (4) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-10063, filed April 2, 1990 (the "1989 Form 10-K".)]

** (10)  (a)  IGI, Inc. 1983 Incentive Stock Option Plan. [Incorporated by
              reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 11, 1983.]

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

**       (e)  Extension of Employment Agreement by and between the Company and
              Edward B. Hager dated as of March 14, 1995. [Incorporated by reference to Exhibit (10) (e) to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1994, File No. 0-10063, filed March

              31, 1995 (the "1994 Form 10-K".)]

**       (f)  Employment Agreement by and between the Company and John P.
              Gallo dated as of January 1, 1990. [Incorporated by reference to Exhibit (10) (d) to the 1989 Form 10-K.]

**       (g)  Extension of Employment Agreement by and between the Company and John P. Gallo dated as of March 11, 1993. [Incorporated by reference to Exhibit (10) (g) to the 1992 Form 10-K.]

**       (h)  Extension of Employment Agreement by and between the Company and John P. Gallo dated as of March 14, 1995. [Incorporated by reference to Exhibit (10) (h) to the 1994 Form 10-K.]

         (i) Rights Agreement by and between the Company and Fleet National Bank dated as of March 19, 1987. [Incorporated by reference Exhibit (4) to the Company's Current Report on Form 8-K, File No. 0-10063, dated as of March 26, 1987.]

         (j) Amendment to Rights Agreement by and among the Company, Fleet National Bank and State Street Bank and Trust Company dated as of March 23, 1990. [Incorporated by reference to Exhibit
              (10) (g) to the 1989 Form 10-K.]

         (k)  Second Amended and Restated Loan Agreement by and between
              Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated December 13, 1995. [Incorporated by reference to Exhibit (10) (o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-8568, filed March 29, 1996 (the "1995 Form 10-K".)]

*        (l)  First Amendment to Second Amended and Restated Loan Agreement
              by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated March 27, 1996.

         (m) Second Amendment to Second Amended and Restated Loan Agreement by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated June 26, 1996.
              [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
              30, 1996, File No. 1-8568, filed November 14, 1996 (the "September 30, 1996 Form 10-Q".)]

         (n) Third Amendment to Second Amended and Restated Loan Agreement by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated August 23, 1996. [Incorporated by reference to Exhibit 10.2 to the September 30, 1996 Form 10-Q.]

*        (o)  Fourth Amendment to Second Amended and Restated Loan Agreement
              by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc. together with its subsidiaries, dated November 13, 1996.

*        (p)  Fifth Amendment to Second Amended and Restated Loan Agreement
              by and Between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated March 27, 1997.

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

**       (t)  Amendment No. 2 to IGI, Inc. 1991 Stock Option Plan as approved by
              Board of Directors on March 22, 1995. [Incorporated by reference to the Appendix to the Company's Proxy Statement for the Annual
              Meeting of Stockholders held May 9, 1995.]

         (u) Form of Registration Rights Agreement signed by all purchasers of Common Stock in connection with private placement on January 2, 1992. [Incorporated by reference to Exhibit (3) (m) to the 1991 Form 10-K.]

         (v) License Agreement by and between Micro-Pak, Inc. and IGEN, Inc. [Incorporated by reference to Exhibit (10) (v) to the 1995 Form 10-K.]

         (w) Registration Rights Agreement between IGI, Inc. and SmithKline Beecham p.l.c. dated as of August 2, 1993. [Incorporated by reference to Exhibit (10) (s) to the 1993 Form 10-K.]

*  (11)      Computation of net income per common share.

*  (21)      List of Subsidiaries.

*  (23)      Consent of Coopers & Lybrand L.L.P.

*  (27)      Financial Data Schedule