Form 10-Q
period 1997-03-31
IGI INC
filed 1997-05-09
CIK 352998

                            IGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(thousands, except per share information)
                                             Three months ended March 31,
                                               1997           1996
                                               ----           ----
Net sales                                    $ 9,479        $ 8,626
Cost of sales                                  4,142          3,845
                                             -------        -------
Gross profit                                   5,337          4,781

Selling, general and administrative
 expenses                                      3,806          3,372
Research and development expenses                489            538
                                             -------        -------
Operating profit                               1,042            872

Interest expense, net                            475            478
                                             -------        -------
Income before provision for income
 taxes                                           567            394
Provision for income taxes                       204            118
                                             -------        -------
Net income                                   $   363        $   276
                                             =======        =======
Net income per common and common
 equivalent share                            $   .04        $   .03
                                             =======        =======
Average number of common and common
 equivalent shares                             9,605          9,629
                                             =======        =======

                The accompanying notes are an integral part
                 of the consolidated financial statements.


                       IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

(Amounts in thousands)
                                                 March 31, December 31,
ASSETS                                              1997      1996
                                                    ----      ----
Current assets:
 Cash and equivalents                            $   183   $   317
 Accounts receivable, less allowance for
  doubtful accounts of $288 and $238
   respectively                                    8,863     8,709
 Receivable due under royalty agreement              -       1,000
 Inventories                                       9,427     9,357
 Current deferred taxes, net                         -          54
 Prepaid and other current assets                    902     1,163
                                                 -------   -------
     Total current assets                         19,375    20,600
                                                 -------   -------
Notes receivable, less current maturities            168       162
                                                 -------   -------
Property, plant and equipment - at cost:
 Land                                                625       625
 Buildings                                         9,488     9,382
 Machinery and equipment                           9,341     9,241
                                                 -------   -------
                                                  19,454    19,248

Less accumulated depreciation                     (9,355)   (9,121)
                                                 -------   -------
                                                  10,099    10,127
                                                 -------   -------
Deferred income taxes                              2,977     3,159
Other assets                                         676       746
                                                 -------   -------
                                                 $33,295   $34,794
                                                 =======   =======

                                   Continued

                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                          IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                  (Unaudited)

(Amounts in thousands, except share information)
                                                 March, 31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             1997            1996
                                                 ----            ----
Current liabilities:
 Note payable to bank                            $ 9,044         $ 9,642
 Current maturities of long-term debt              3,443           3,443
 Accounts payable                                  2,378           2,665
 Accrued payroll                                     163             470
 Other accrued expenses                              880             675
 Income taxes payable                                 -               38
                                                 -------         -------
     Total current liabilities                    15,908          16,933
                                                 -------         -------
Long-term debt, less current maturities            6,032           6,893
                                                 -------         -------
Deferred income from royalty contract              1,000           1,000
                                                 -------         -------
Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, 30,000,000
  shares authorized; 9,572,681 shares issued          96              96
 Stock subscribed                                     -              175
 Additional paid-in capital                       19,071          19,115
 Deficit                                          (6,422)         (6,785)
                                                 -------         -------
                                                  12,745          12,601

Less treasury stock; 139,082 and 164,082 shares
 at cost, in 1997 and 1996, respectively          (2,275)         (2,518)
 Stockholders' notes receivable                     (115)           (115)
                                                 -------         -------
     Total stockholders' equity                   10,355           9,968
                                                 -------         -------
                                                 $33,295         $34,794
                                                 =======         =======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(Amounts in thousands)
                                            Three months ended March 31,
                                                   1997      1996
Cash flows from operating activities:
  Net income                                     $   363   $  276
  Reconciliation of net income to net cash
   provided (used) by operating activities:
  Depreciation and amortization                      267      259
  Provision for losses on accounts receivable
   and inventories                                   100       30
  Issuance of stock to 401(k) plan                    -        28
  Credit for deferred income taxes                   182       -
  Stock option compensation expense                   24       -
Changes in operating assets and liabilities:
  Accounts receivable                               (204)    (183)
  Receivable due under royalty agreement           1,000       -
  Inventories                                       (120)     104
  Prepaid and other assets                           315     (529)
  Accounts payable and accrued expenses             (389)    (328)
  Income taxes payable or refundable                 (38)     114
                                                  ------   ------
Net cash provided (used) by operating activities   1,500     (229)
                                                  ------   ------
Cash flows from investing activities:
  Capital expenditures, net                         (206)    (308)
  Decrease (increase) in other assets                 31     (257)
                                                  ------   ------
Net cash used by investing activities:              (175)    (565)
                                                  ------   ------
Cash flows from financing activities:
  Net borrowings under line of credit agreements    (598)     777
  Payments of long-term debt                        (861)      (4)
                                                  ------   ------
Net cash (used) provided from financing
  activities:                                     (1,459)     773
                                                  ------   ------
Net increase in cash and equivalents                (134)     (21)
Cash and equivalents at beginning of year            317      169
                                                  ------   ------
Cash and equivalents at March 31, 1997 and 1996   $  183   $  148
                                                  ======   ======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



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

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Net Income Per Common Share
    ---------------------------
     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three month periods ended March 31, 1997 and 1996. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

3.  Inventories
    -----------
     Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following: (Amounts in thousands)

                     March 31, 1997     December 31, 1996
                     --------------     -----------------
Finished Goods            $3,342              $3,570
Work-in-process            3,166               2,975
Raw Materials              2,919               2,812
                          ------              ------
Total                     $9,427              $9,357
                          ======              ======

     Inventory values computed under the first-in, first-out (FIFO) method approximate the values determined using LIFO.

                         IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


4.  Business Segments
    -----------------
    Summary operating results for the Company's Animal Health and Consumer Products segments for the three month periods ended March 31, 1997 and 1996 appear below: (Amounts in thousands)


                              Animal    Consumer
1997                          Health    Products    Corporate    Consolidated
----                          ------    --------    ---------    ------------
Net sales                     $ 8,206    $ 1,273     $    -          $ 9,479
Gross profit                    4,603        734          -            5,337
Operating profit (loss)         2,058         60       (1,076)         1,042


1996
----
Net sales                     $ 8,010    $   616     $    -          $ 8,626
Gross profit                    4,267        514          -            4,781
Operating profit (loss)         1,981       (300)        (809)           872

                          IGI, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 1997 compared to March 31, 1996
------------------------------------------------------------

     The Company had net income of $363,000 or $.04 per share, an increase of $87,000 or 32% over the first quarter of 1996. This increase is primarily attributable to the operations of the Company's Consumer Products segment which had 1997 operating profits of $60,000, before corporate expenses, compared to an operating loss of $300,000 in the first quarter of 1996.
This improvement in profitability was due to a substantial increase in Consumer Products sales and a reduction in selling and marketing costs related to the Nova Skin Care product line, which is being marketed by Glaxo under a license and supply agreement. Operating profit for the quarter was $1,042,000, an increase of $170,000 or 20%.

     Sales increased $853,000 or 10%.  Consumer Product sales increased
$657,000 or 107% over the first quarter of 1996 and accounted for 13% of total sales in 1997 compared to 7% of total sales in 1996. This increase is due to increased product sales to Estee Lauder and introductory product sales to Glaxo. The Company also recorded a license payment from Kimberly Clark during the first quarter for exclusive rights for a Novasome encapsulated industrial hand cleaner. Under the terms of the agreement, the Company will manufacture initial product requirements and sell proprietary equipment to enable Kimberly Clark to commence production. In addition, the Company recorded its first royalty income under the Glaxo agreement during the first quarter. Animal Health product sales increased $196,000 or 2%. Sales of the Company's companion pet products (EVSCO and Tomlyn) increased $325,000 or 15% in domestic markets. International sales of Animal Health products increased $72,000 or 2% over the first quarter of 1996. These increases were offset, in part, by a $202,000 or 9% decrease in domestic sales of the Company's poultry vaccine products. This decrease relates principally to price erosion for certain products.

     Gross profit increased $556,000 or 12% due principally to the higher sales volume. Excluding license payments, gross profit as a percentage of sales was 55%, the same as the first quarter of 1996.

     Selling, general and administrative expenses increased $434,000 or 13%. As a percentage of sales, the expenses were 40% compared to 39% in 1996.
This increase relates to variable costs associated with the increased sales volume. During the first quarter of 1996, the Company's administrative expenses were reduced by $120,000 which was charged to a former subsidiary under the terms of a transitional service agreement. This agreement ended June 30, 1996. During the first quarter of 1997, the Company reduced its workforce related to the Nova Skin Care product line. The Company expects to be paid by Glaxo for the majority of the Company's costs associated with these products in the future. The Company had expenses related to terminated employees during the first quarter of approximately $145,000.

     Research and development expenses decreased $49,000 or 9%. The Company has curtailed certain development projects, and these projects will be re-commenced unless the Company enters into collaborative agreements with industry partners under which the partner will fund the research efforts.

     Net interest expense decreased $3,000 due to reduced borrowings.

                         IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
     The Company's operating activities provided cash of $1,500,000 during the three month period ended March 31 1997. The principle sources of this cash were the receipt of $1,000,000 from Glaxo Wellcome under a license and supply agreement and net income of $363,000. The Company used $175,000 for investing activities principally for capital expenditures. The Company repaid $1,459,000 of bank loans with the cash generated by its operations. Accounts receivable turnover ratio was 4.32, compared to 4.09 for the year ended December 31, 1996. Accounts receivable balances due from Mexico and Latin America were 25% compared to 28% at December 31, 1996. The inventory turnover ratio for the first quarter of 1997 was 1.76, compared to 1.75 for the year ended December 31, 1996.

     At May 5, 1997, the Company had $1,245,000 of available borrowing capacity under its $10 million working capital line of credit and no borrowings available under the revolving credit facility. The Company has quarterly maturities of $857,000 payable under the revolving credit facility. The Company believes that cash generated from operating activities as well as available borrowings under its working capital line of credit facility will be sufficient to meet these obligations. However, over the longer term, the Company will require additional funds for its business. No assurance can be given that the Company will be successful in obtaining the required funds, and, if not, the Company may be required to cut back on certain of its operations or otherwise modify its business strategy.

                            IGI, INC. AND SUBSIDIARIES
                            Part II   OTHER INFORMATION


Item 1 - Legal Proceedings
--------------------------
     None

Item 2 - Changes in Securities
------------------------------
     The constituent instruments defining the rights of the holders of any class of securities were not modified nor were the rights evidenced by any class of registered securities materially limited or qualified during the period covered by this report.

Item 3 - Defaults Upon Senior Securities
----------------------------------------
     No defaults occurred during the period covered in this report.

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





                                          IGI, INC.
                                          (Registrant)






          Date:  May 9, 1997
                                        By:
                                            -----------------
                                            Donald J. MacPhee
                                            Vice President (Principal
                                            Financial and Accounting Officer)