Form 10-Q/A
period 1997-03-31
IGI INC
filed 1997-06-16
CIK 352998

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q/A
                                Amendment No. 1

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997

                         Commission File Number 1-08568


                                   IGI, Inc.
             (Exact name of registrant as specified in its charter)


Delaware                                       01-0355758
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                  Identification No.)


           Wheat Road and Lincoln Avenue, PO Box 687, Buena, NJ 08310
                    (Address of principal executive office)


                                 (609)697-1441
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X  No
                                ---    ---

     The number of shares outstanding of the registrant's common stock as of March 31, 1997 was 9,572,681.

PART II - OTHER INFORMATION



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 as set forth in the pages hereto:

     The Exhibit Index referred to in Paragraph (a) of "Item 6: Exhibits and Reports on Form 8-K" is hereby amended and replaced in its entirety by the
Exhibit Index following the signature page to this Amendment No. 1 on Form 10-Q/A. The registrant is also filing the Supply Agreement with Glaxo Wellcome Inc. as an exhibit to this Amendment No. 1 on Form 10-Q/A.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              IGI, INC.


Date:   June 16, 1997                         By: /s/ Donald J. MacPhee
                                                 -------------------------------
                                              Donald J. MacPhee
                                              Vice President (Principal
                                              Financial and Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------



Exhibit No.  Description
----------   -----------
    10.1*    Supply Agreement, dated as of January 27, 1997, between the
             Registrant and Glaxo Wellcome Inc.

     11**    Computation of Net Income Per Common Share

     27**    Financial Data Schedule

------------------

* Confidential materials omitted and filed separately with the Securities and Exchange Commission.

**Previously filed.