Form 10-Q
period 1997-06-30
IGI INC
filed 1997-08-15
CIK 352998

                 PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   IGI, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
(Amounts in thousands, except per share information)

                      Three months ended       Six months ended
                           June 30,                 June 30,
                        1997      1996           1997      1996
Net sales             $ 8,841   $9,012         $18,320   $17,638
Cost of sales           4,176    4,080           8,318     7,925
                      -------   ------         -------   -------
Gross profit            4,665    4,932          10,002     9,713

Selling, general and
  administrative
  expenses              3,248    3,620           7,054     6,991
Research and
 development expenses     397      517             887     1,055
Research revenues          -       (40)              -       (40)
                      -------   ------         -------   -------
Operating profit        1,020      835           2,061     1,707

Interest expense, net     464      508             939       995
Other expense               -      174              -        165
                      -------   ------         -------   -------
Income before
 provision for
 income taxes             556      153           1,122       547
Provision for
 income taxes             200       68             404       186
                      -------   ------         -------   -------
Net income            $   356   $   85         $   718   $   361
                      =======   ======         =======   =======
Net income per
 common and common
 equivalent share:    $   .04   $  .01         $   .08  $    .04
                      =======   ======         =======  ========
Average number of
 common and common
 equivalent shares      9,463    9,697           9,534     9,663
                      =======   ======         =======   =======


           The accompanying notes are an integral part of the consolidated financial statements.

                   IGI, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                        (Unaudited)

(Amounts in thousands)

                                         June 30,  December 31,
ASSETS                                     1997         1996
Current assets:
  Cash and equivalents                  $   278       $    317
  Accounts receivable, less allowance
   for doubtful accounts of $303 and
   $238, respectively                     8,438          8,709
  Receivable due under supply agreement      -           1,000
  Inventories                            10,552          9,357
  Prepaid expenses and other current
   assets                                   935          1,217
                                        -------        -------
     Total current assets                20,203         20,600
                                        -------        -------
Notes receivable, less current
 maturities                                 106            162
                                        -------        -------
Property, plant and equipment - at cost:
  Land                                      625            625
  Buildings                               9,506          9,382
  Machinery and equipment                 9,438          9,241
                                        -------        -------
                                         19,569         19,248
Less accumulated depreciation            (9,621)        (9,121)
                                        -------        -------
                                          9,948         10,127
                                        -------        -------

Deferred income taxes                     2,776          3,159
Other assets                                714            746
                                        -------        -------
                                        $33,747        $34,794
                                        =======        =======

                           Continued

           The accompanying notes are an integral part of the consolidated financial statements.




                     IGI, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS, Continued
                           (Unaudited)

(Amounts in thousands, except share information)

                                           June 30,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1997       1996
Current liabilities:
 Note payable to bank                      $ 9,074      $ 9,642
 Current maturities of long-term debt        3,444        3,443
 Accounts payable                            3,263        2,665
 Accrued payroll                               296          470
 Other accrued expenses                        656          675
 Income taxes payable                           -            38
                                           -------      -------
  Total current liabilities                 16,733       16,933
                                           -------      -------

Long-term debt, less current maturities      5,171        6,893
                                           -------      -------

Deferred income from royalty contract        1,000        1,000
                                           -------      -------

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value; 30,000,000
  shares authorized; 9,587,681 and
  9,572,681 shares issued in 1997 and
  1996, respectively                            96           96
  Stock subscribed                              -           175
 Additional paid-in capital                 18,839       19,115
 Deficit                                    (6,067)      (6,786)
                                           -------      -------
                                            12,868       12,600
 Less treasury stock; 117,225 and 164,082
  shares, at cost, in 1997 and 1996,
  respectively                              (1,906)      (2,518)
 Stockholders' notes receivable               (119)        (114)
                                           -------      -------
   Total stockholders' equity               10,843        9,968
                                           -------      -------
                                           $33,747      $34,794
                                           =======      =======

         The accompanying notes are an integral part of the consolidated financial statements.

                    IGI, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
(Amounts in thousands)
                                        Six months ended June 30,
                                                  1997    1996
Cash flows from operating activities:
Net income                                       $ 718   $ 361
 Reconciliation of net income to net cash
   provided by operating activities:
   Depreciation and amortization                   565     515
   Provision for loss on accounts
    receivable and inventories                     189      60
   Issuance of stock to 401(k) plan                 40      28
Stock option compensation expense                   47      -
Stock subscribed                                    -      175
 Change in deferred income taxes                   383      -
Changes in operating assets and liabilities:
 Accounts receivable                               162    (186)
 Receivable due under royalty agreement          1,000      -
 Inventories                                    (1,275)     50
 Prepaid and other assets                          282    (478)
 Accounts payable and accrued expenses             416     (54)
 Income taxes (refundable) payable                 (38)    157
                                                 -----   -----
Net cash provided by operating activities        2,489     628
                                                 -----   -----
Cash flows from investing activities:
 Capital expenditures                             (321)   (481)
 Decrease in notes receivable from officer          -      102
 Increase (decrease) in other assets                23    (604)
                                                 -----   -----
Net cash used by investing activities             (298)   (983)
                                                 -----   -----
Cash flows from financing activities:
 Net repayments under line of credit
  agreement                                       (568)   (198)
 Payments of long-term debt                      (1721)     (8)
 Proceeds from exercise of common stock options     59     518
                                                 -----   -----
Net cash (used) provided by financing
 activities                                     (2,230)    312
                                                 -----   -----
Net decrease in cash and equivalents               (39)    (43)
Cash and equivalents at beginning of year          317     169
                                                 -----   -----
Cash and equivalents at June 30, 1997 and 1996   $ 278   $ 126
                                                  =====   =====
            The accompanying notes are an integral part
           of the consolidated financial statements.

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

2.  Net Income Per Common Share
    ---------------------------
     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three-and six-month periods ended June 30, 1997 and 1996. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

3.  Inventories
    -----------
     Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following: (Amounts in thousands)

                                June 30, 1997   December 31, 1996
                                -------------   -----------------
           Finished Goods         $ 3,500            $3,570
           Work-in-process          3,557             2,975
           Raw Materials            3,495             2,812
                                  -------            ------
           Total                  $10,552            $9,357
                                  =======            ======

     Inventory values computed under the first-in, first-out (FIFO) method approximate the values determined using LIFO.

                     IGI, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


   4.  Business Segments
       -----------------
     Summary operating results for the Company's Animal Health and Consumer Products segments for the three-and six-month periods ended June 30, 1997 and 1996 appear below:

(amounts in thousands)

                            Three months ended  Six months ended
                                  June 30,          June 30,
                             ------------------  ----------------
                               1997      1996      1997    1996
                               ----      ----      ----    ----
Net Sales:
Animal Health             $ 7,669    $ 8,066   $15,874  $16,076
Consumer Products           1,172        946     2,446    1,562
                           ------     ------   -------  -------
  Total                   $ 8,841    $ 9,012   $18,320  $17,638
                           ======     ======   =======  =======

Gross Profit:
Animal Health             $ 4,088    $ 4,275   $ 8,691  $ 8,520
Consumer Products             577        657     1,311    1,193
                           ------     ------   -------  -------
Total                     $ 4,665    $ 4,932   $10,002  $ 9,713
                           ======     ======   =======  =======

Operating Profit (loss):
Animal Health             $ 1,798    $ 1,916   $ 3,855  $ 3,876
Consumer Products             147       (130)      207     (409)
Corporate                    (925)      (951)   (2,001)  (1,760)
                           ------     ------   -------  -------
 Total                    $ 1,020    $   835   $ 2,061  $ 1,707
                            ======     ======   =======  =======

                   IGI, INC. AND SUBSIDIARIES
          ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Three months ended June 30, 1997 Compared to June 30, 1996
----------------------------------------------------------
      The Company had net income of $356,000, or $.04 per share, for the quarter ended June 30, 1997, an increase of $271,000, or 320%, over the second quarter of 1996. This increase was attributable to lower expenses and improved performance by the Company's Consumer Products segment, which had an operating profit of $147,000 before corporate expenses in 1997 compared with an operating loss of $130,000 in 1996. The improved profitability of the Consumer Products segment was primarily the result of increased product sales and a reduction in selling and marketing costs related to the Nova Skin Care product line, which in 1997 is being marketed by Glaxo Wellcome ("Glaxo") under a license and supply agreement.

      Sales for the quarter decreased by $171,000, or 2%, despite an increase of $222,000, or 23%, in Consumer Products sales. Sales for the Animal Health Products segment decreased by $393,000, or 5%. Sales of poultry vaccines in 1997 were $790,000 less than 1996 sales, as a result of United States Department of Agriculture ("USDA") regulatory action which prevented the shipment of approximately $850,000 of poultry vaccines in June 1997. This action had originally affected 36 of the Company's USDA-licensed vaccines.
The USDA has notified the Company that it has accepted the Company's compliance program revisions and is amending the stop shipment order for these products. The Company expects to ship the products that had been withheld by the USDA during the quarter ending September 30, 1997. The Company is to provide documents under subpoena by the USDA Office of the Inspector General for ten vaccine production serials that were represented to have been destroyed under standard procedures for disposal of outdated or ineffective products but were not totally destroyed at the time. The decrease in sales of poultry vaccines was partially offset by an increase of $397,000 in sales of the Company's companion pet products.

Gross profit declined $267,000, or 5%, due to the lower sales volume. As a percentage of sales, gross profit was 53% in 1997 compared to 55% in 1996 due to product sales to Glaxo Wellcome which are made at cost.

Selling, general and administrative expenses declined $372,000, or 10% from the comparable 1996 period. As a percentage of sales, these expenses were 37% in 1997 compared with 40% in 1996. The principal reason for the decrease was the license and supply agreement with Glaxo, which enabled the Company to reduce its workforce related to the Nova Skin Care Product line.

Research and development expenses decreased $120,000, or 23%, as the Company curtailed certain development projects. The Company does not intend to reinstate these research projects without industry partners that will fund such research efforts.

Net interest expense decreased $44,000 due to reduced borrowings.

Other expenses in 1996 represented a charge related to the settlement of litigation.

                          IGI, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Six Months ended June 30, 1997 Compared to June 30, 1996
--------------------------------------------------------

The Company had net income of $718,000, an increase of $357,000, or 99%, over the first six months of 1996. This increase was primarily due to the operations of the Company's Consumer Products segment, which had an operating profit of $207,000, before corporate expenses, in 1997 compared to an operating loss of $409,000 in 1996. The improved profitability of the Consumer Products segment was primarily due to the increased product sales and reduced selling and marketing expenses related to the Nova Skin Care product line, which is being marketed by Glaxo under a license and supply agreement.

Sales increased $682,000, or 4%, over the first six months of 1996. Sales of cosmetics and consumer products were $2,446,000, an increase of $884,000, or 57%, over 1996. This increase was due principally to revenues from Glaxo, which is marketing the Company's former Nova Skin Care product line. Sales of Animal Health products decreased by $202,000, or 1%, compared with 1996. This reflects a decrease of $973,000 in sales of poultry vaccines and an increase of $771,000 in sales of companion products. The decrease in poultry vaccine sales was attributable to a USDA regulatory action which prevented June 1997 shipment of approxiamtely $850,000 of poultry vaccines. This action had originally affected 36 of the Company's 80 USDA-licensed vaccines. The USDA has notified the Company that it has accepted the Company's compliance program revisions and is amending the stop shipment order for these products. The Company expects to ship the products that had been withheld during the quarter ending September 30, 1997. The Company is to provide documents under subpoena by the USDA Office of the Inspector General for ten vaccine production serials that were represented to have been destroyed under standard procedures for disposal of outdated or ineffective products but were not totally destroyed at the time.

Gross profit increased $289,000, or 3%, due principally to the higher sales volume. As a percentage of sales, gross profit was 55% in both 1997 and 1996. Selling, general and administrative expenses increased by $63,000, or 1%. As a percentage of sales, these expenses were 39% compared to 40% in 1996. During the first six months of 1996, the Company's administrative expenses were reduced by a $210,000 charge to a former subsidiary under the terms of a transitional services agreement which expired on June 30, 1996. During the first quarter of 1997, the Company reduced its work force related to the Nova Skin Care product line.

Research and development expenses decreased $168,000, or 16%. The Company has curtailed certain development projects and such projects will not be re-commenced unless the Company enters into collaborative agreements with industry partners under which the partner will fund such research efforts.

Net interest expenses decreased by $56,000, or 6% due to reduced borrowings.

                     IGI, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

The Company's operating activities provided cash of $2,489,000 during the first six months of 1997. The principal sources of this cash were the receipt of $1,000,000 from Glaxo Wellcome under a license and supply agreement and net income $718,000. The Company used $298,000 for investing activities, principally capital expenditures. The Company repaid $2,289,000 of bank debt with the cash generated by its operations. The accounts receivable turnover ratio was 4.27 for the first six months of 1997 compared to 4.09 for the year ended December 31, 1996. Balances due from customers in Mexico and Latin America were 24% of total accounts receivable at June 30, 1997 compared to 28% at December 31, 1996. The inventory turnover ratio for the first half of 1997 was 1.67 compared to 1.75 for the year ended December 31, 1996.

The Company was in violation of a covenant in its bank credit agreement as of June 30, 1997. The banks have waived such default as of June 30, 1997. At August 8, 1997, the Company had $1,710,000 of available borrowing capacity under its $10 million working capital line of credit and no borrowings available under the revolving credit facility. The Company has quarterly maturities of $857,000 payable under the revolving credit facility. The Company believes that cash generated from operating activities as well as available borrowings under its working capital line of credit facility will be sufficient to meet these obligations. However, over the longer term, the Company will require additional funds for its business. No assurance can be given that the Company will be successful in obtaining the required funds, and, if not, the Company may be required to cut back on certain of its operations or otherwise modify its business strategy.

This report contains forward-looking statements relating to (i) the amendment by the USDA of its stop shipment order for 36 of the Company's USDA-licensed poultry vaccines and (ii) the expected shipment of such poultry vaccines during the third quarter of 1997, and such statements involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays by the USDA in releasing its stop shipment order, further inquiries or investigations on the part of the USDA, the inability of the Company to sell off its inventory of poultry vaccines, competitive pressures, general economic conditions and the risk factors detailed from time to time in IGI's periodic reports and registration statements filed with the Securities and Exchange Commission, including without limitation IGI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                         IGI, INC. AND SUBSIDIARIES
                          Part II OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

     There were no material developments in the litigation previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.The Company has received a subpoena from the United States Department of Agriculture Office of the Inspector General to provide documents for certain vaccine production serials. The discussion in "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Results of Operations" is incorporated herein by reference.

Item 2 - Changes in Securities
------------------------------
     The constituent instruments defining the rights of the holders of any class of securities were not modified nor were the rights evidenced by any class of registered securities materially limited or qualified during the period covered by this report.

Item 3 - Defaults Upon Senior Securities
----------------------------------------
     The Company was in violation of a covenant in its bank credit agreement as of June 30, 1997. The banks have waived such default as of June 30, 1997. The discussion in "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources" is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     At the Company's Annual Meeting of Stockholders held on May 13, 1997, the following proposals were adopted by the vote specified below:

         Proposal                   For       Withheld Authority
         --------                   ---       ------------------
1. Election of Directors:
    Terrence D. Daniels           5,935,526         1,978,998
    John P. Gallo                 5,929,711         1,984,538
    Edward B. Hager, M.D.         5,929,611         1,984,638
    Jane E. Hager                 5,929,086         1,985,163
    Constantine L. Hampers, M.D.  5,935,551         1,978,698
    Terrence O'Donnell            5,935,526         1,978,723
    Paul D. Pagnucci              5,931,151         1,983,098
    David G. Pinosky, M.D.        5,937,326         1,976,923


2. To approve an amendment to the Company's 1991 Stock Option Plan increasing the number of shares of Common Stock authorized for issuance from 1,900,000 to 2,600,000.

   Number of Shares:
   -----------------
   For         2,673,670
   Against     2,376,631
   Abstain        17,913

                  IGI, INC. AND SUBSIDIARIES
             Part II   OTHER INFORMATION, continued

3. Ratification of Coopers & Lybrand L.L.P. as independent auditors for the 1997 fiscal year.

   Number of Shares:
   -----------------
   For         6,947,688
   Against       956,603
   Abstain         9,608

Item 5 - Other Information
--------------------------
 None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
  (a) Exhibits:
      ---------
      Exhibit 10 - Amendment No. 3 to the Company's 1991 Stock Option Plan
      Exhibit 11 - Computation of Net Income Per Common Share
      Exhibit 27 - Financial Data Schedule

  (b) Reports on Form 8-K
      -------------------
      None

                      IGI, INC. AND SUBSIDIARIES

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    IGI, INC.
                                    (Registrant)






Date:  August 14, 1997               By:  /s/ Lawrence R. Hoffman
                                          ------------------------
                                          Lawrence R. Hoffman
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                           EXHIBIT INDEX


Exhibit 10 - Amendment No. 3 to the Company's 1991 Stock Option Plan

Exhibit 11 - Computation of Net Income Per Common Share

Exhibit 27 - Financial Data Schedule