Form 10-Q
period 1997-09-30
IGI INC
filed 1997-11-13
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For Quarter Ended                      Commission File No.
           September 30, 1997                          1-8568
           ------------------                     --------------------


                                    IGI, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                01-0355758
      -------------------------------                -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


            Wheat Road and Lincoln Avenue, Buena, NJ       08310
            ----------------------------------------     ----------
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


   The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Shares of Common Stock, $.01 par value, outstanding at November 7, 1997

                                    9,466,402

                         PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(Amounts in thousands, except per share information)

                                                    Three months                   Nine months
                                                 ended September 30,            ended September 30,
                                                ---------------------         -----------------------
                                                 1997           1996            1997            1996
                                                ------         ------         -------         -------
Net sales                                       $8,885         $8,291         $27,205         $25,929
Cost of sales                                    4,129          3,769          12,447          11,694
                                                ------         ------         -------         -------
Gross profit                                     4,756          4,522          14,758          14,235

Selling, general and
  administrative expenses                        3,366          3,465          10,420          10,457
Research and development expenses                  365            515           1,252           1,569
Research revenues                                 --             (124)           --              (164)
                                                ------         ------         -------         -------

Operating profit                                 1,025            666           3,086           2,373

Interest expense, net                              432            499           1,371           1,494
Other (income) expense                            --              (10)           --               155
                                                ------         ------         -------         -------

Income before provision for income taxes           593            177           1,715             724
Provision for income taxes                         213             60             617             246
                                                ------         ------         -------         -------

Net income                                      $  380         $  117         $ 1,098         $   478
                                                ======         ======         =======         =======

Net income per common and
  common equivalent share:                      $  .04         $  .01         $   .12         $   .05
                                                ======         ======         =======         =======

Average number of common and
  common equivalent shares                       9,479          9,407           9,517           9,613
                                                ======         ======         -------         =======


   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(Amounts in thousands)

                                                 September 30,    December 31,
ASSETS                                               1997             1996
                                                 -------------    ------------

Current assets:
 Cash and equivalents                              $   187          $   317
 Accounts receivable, less allowance for
  doubtful accounts of $303 and $238
   in 1997 and 1996, respectively                    7,932            8,709
 Receivable due under supply agreement                --              1,000
 Inventories                                        10,958            9,357
 Prepaid expenses and other current assets           1,185            1,217
                                                   -------          -------


     Total current assets                           20,262           20,600
                                                   -------          -------

Notes receivable, less current maturities              148              162
                                                   -------          -------

Property, plant and equipment - at cost:
  Land                                                 625              625
  Buildings                                          9,563            9,382
  Machinery and equipment                            9,494            9,241
                                                   -------          -------

                                                    19,682           19,248
Less accumulated depreciation                       (9,872)          (9,121)
                                                   -------          -------

                                                     9,810           10,127
                                                   -------          -------



Deferred income taxes                                2,562            3,159
Other assets                                         1,028              746
                                                   -------          -------

                                                   $33,810          $34,794
                                                   =======          =======

                                    Continued

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                   (Unaudited)

(Amounts in thousands, except share information)

                                                September 30,   December 31,
                                                    1997            1996
                                                -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                             $ 9,610        $ 9,642
  Current maturities of long-term debt               3,444          3,443
  Accounts payable                                   3,498          2,665
  Accrued payroll                                      177            470
  Other accrued expenses                               668            675
  Income taxes payable                                  --             38
                                                   -------        -------
    Total current liabilities                       17,397         16,933
                                                   -------        -------
Long-term debt, less current maturities              4,309          6,893
                                                   -------        -------
  Deferred income from royalty contract                888          1,000
                                                   -------        -------
Commitments and contingencies
  Stockholders' equity:
  Common stock, $.01 par value, 30,000,000
    shares authorized; 9,597,681 and
    9,572,681 shares issued in 1997 and
    1996, respectively                                  96             96
Stock subscribed                                        --            175
Additional paid-in capital                          19,071         19,115
Deficit                                             (5,688)        (6,786)
                                                   -------        -------
                                                    13,479         12,600
Less treasury stock; 131,279 and 164,082
  shares, at cost, in 1997 and
  1996, respectively                                (2,144)        (2,518)
Stockholders' notes receivable                        (119)          (114)
                                                   -------        -------
    Total stockholders' equity                      11,216          9,968
                                                   -------        -------
                                                   $33,810        $34,794
                                                   =======        =======


   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Amounts in thousands)

                                                           Nine months ended September 30,
                                                           -------------------------------
                                                            1997                     1996
                                                           ------                   ------
Cash flows from operating activities:
Net income                                                 $1,098                   $  478
Reconciliation of net income to net cash
  provided by operating activities:
    Depreciation and amortization                             843                      669
    Provision for loss on accounts
      receivable and inventories                              113                       90
    Recognition of deferred income                           (112)                      --
    Issuance of stock to 401(k) plan                           40                       28
    Stock option compensation expense                          70                       --
    Stock subscribed                                          (50)                     175
    Change in deferred income taxes                           597                       --
Changes in operating assets and liabilities:
  Accounts receivable                                         664                      165
  Receivable due under royalty agreement                    1,000                       --
  Inventories                                              (1,601)                    (464)
  Prepaid and other assets                                     32                     (474)
  Accounts payable and accrued expenses                       527                     (694)
  Income taxes payable/refundable                             (38)                     205
                                                           ------                   ------
Net cash provided by operating activities                   3,183                      178
                                                           ------                   ------
Cash flows from investing activities:
  Capital expenditures                                       (434)                    (808)
  Decrease in notes receivable from officer                    14                       94
  Increase in other assets                                   (374)                    (492)
                                                           ------                   ------
Net cash used by investing activities                        (794)                  (1,206)
                                                           ------                   ------
Cash flows from financing activities:
  Net (repayments) borrowings under line of credit
    agreements                                                (32)                   1,346
  Payments of long-term debt                               (2,583)                    (871)
  Proceeds from exercise of common stock options               96                      519
                                                           ------                   ------
Net cash (used by) provided by financing activities        (2,519)                     994
                                                           ------                   ------
Net decrease in cash and equivalents                         (130)                     (34)
Cash and equivalents at beginning of year                     317                      169
                                                           ------                   ------
Cash and equivalents at September 30, 1997 and 1996        $   18                   $  135
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

2. Net Income Per Common Share

     Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three and nine month periods ended September 30, 1997 and 1996. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options. Fully diluted earnings per share approximate primary earnings per share.

3. Inventories

     Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following:

(amounts in thousands)
                                  September 30, 1997         December 31, 1996
                                  ------------------         -----------------
       Finished Goods                  $ 3,815                     $3,570
       Work-in-process                   3,686                      2,975
       Raw Materials                     3,457                      2,812
                                       -------                     ------
       Total                           $10,958                     $9,357
                                       =======                     ======

     Inventory values computed under the first-in, first-out (FIFO) method approximate the values determined using LIFO.

                           IGI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4. Business Segments

     Summary operating results for the Company's Animal Health and Consumer Products segments for the three and nine month periods ended September 30, 1997 and 1996 appear below:


                                  Three months ended                Nine months ended
                                     September 30,                    September 30,
                                -----------------------         -------------------------
                                  1997            1996            1997             1996
                                -------         -------         --------         --------
(amounts in thousands)
Net Sales:
Animal Health                   $ 6,889         $ 7,327         $ 22,763         $ 23,403
Consumer Products                 1,996             964            4,442            2,526
                                -------         -------         --------         --------
  Total                         $ 8,885         $ 8,291         $ 27,205         $ 25,929
                                =======         =======         ========         ========
Gross Profit:
Animal Health                   $ 3,750         $ 3,884         $ 12,441         $ 12,404
Consumer Products                 1,006             638            2,317            1,831
                                -------         -------         --------         --------
  Total                         $ 4,756         $ 4,522         $ 14,758         $ 14,235
                                =======         =======         ========         ========
Operating profit (loss):
Animal Health                   $ 1,390         $ 1,603         $  5,245         $  5,643
Consumer Products                   699              18              906             (555)
Corporate                        (1,064)           (955)          (3,065)          (2,715)
                                -------         -------         --------         --------
  Total                         $ 1,025         $   666         $  3,086         $  2,373
                                =======         =======         ========         ========

                 Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 1997 compared to three months ended September 30, 1996

     The Company had net income of $380,000, or $.04 per share, for the quarter ended September 30, 1997, an increase of $263,000, or 225%, over the third quarter of 1996. This increase was attributable to both lower expenses, and improved performance by the Company's Consumer Products business, which had an operating profit of $699,000 before corporate expenses in 1997 compared with an operating profit of $18,000 in 1996. The improved profitability of the Consumer Products segment was primarily the result of increased royalty and licensing revenues, and a reduction in selling and marketing expenses related to the former Nova Skin Care product line, which was marketed in 1997 by Glaxo Wellcome ("Glaxo") under a license and supply agreement.

     Sales for the third quarter of 1997 increased by $594,000, or 7%, over sales for the third quarter of 1996, despite a decrease in overall sales of Animal Health products. Sales for the Consumer Products business increased $1,032,000, or 107%, over the third quarter of 1996. This increase was primarily attributable to $817,000 of licensing and royalty income recorded in 1997 and increased product sales to Glaxo Wellcome. Although sales of the Company's companion pet products increased by $442,000, or 13%, in 1997, total sales for the Animal Health Products business decreased by $438,000, or 6%. Sales of poultry vaccines in 1997 were $880,000 less than 1996 sales as a result of a stop shipment order issued by the United States Department of Agriculture ("USDA") in early June 1997 for certain poultry vaccines made by the Company's Vineland Laboratories division. This action had originally affected 36 of the Company's USDA-licensed vaccines. In August 1997, the USDA notified the Company that it had accepted the Company's amended regulatory compliance program and would amend the stop shipment order for these products after review of revised vaccine production outlines. Although the USDA allowed the Company to ship specific production serials of the affected vaccines in July, the USDA did not amend the stop shipment order for any products until September 30, 1997. As of November 7, 1997, the stop shipment order had been lifted for all requested poultry vaccines. In addition, the Company has elected to abandon licenses for certain products such as pigeon pox and others which the Company believes are not economically viable. The USDA conducted a follow-up inspection in October to verify implementation of the revisions to the Company's compliance program. Meanwhile, the Company has provided documents under subpoena by the USDA Office of the Inspector General concerning ten vaccine production serials that were represented to have been destroyed but in some cases were not totally destroyed.

     Gross profit increased $234,000, or 5%, during the third quarter of 1997 due to the higher sales volume. As a percentage of sales, gross profit was 54% in 1997 compared with 55% in 1996 due primarily to 1) manufacturing variances;
2) a less favorable product sales mix at the Vineland Laboratories division due to the USDA action, and 3) product sales to Glaxo Wellcome which are made at cost. These factors were mostly offset by the royalty and licensing income in the third quarter of 1997.

     Selling, general and administrative expenses declined $99,000, or 3%, during the third quarter of 1997 from the comparable 1996 period. As a percentage of sales, these expenses were 38% in 1997 compared with 42% in 1996. The principal reason for the decrease was the license and supply agreement with Glaxo, which enabled the Company to reduce its workforce related to the former Nova Skin Care product line.

     Research and development expenses decreased $150,000, or 29%, during the third quarter of 1997 as the Company curtailed certain development projects. The Company does not intend to reinstate these research projects without industry partners to fund such research efforts.

     Net interest expense decreased $67,000 during the third quarter of 1997 due to reduced borrowings.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

     The Company had net income of $1,098,000 during the first nine months of of 1997, an increase of $620,000, or 130%, over the first nine months of 1996. This increase was primarily due to the operations of the Company's Consumer Products business, which had an operating profit of $906,000, before corporate expenses, in 1997 compared to an operating loss of $555,000 in 1996. The improved profitability of the Consumer Products business was primarily the result of increased royalty and licensing revenues, and a reduction in selling and marketing expenses related to the former Nova Skin Care product line, which was marketed in 1997 by Glaxo under a license and supply agreement.

     Sales for the first nine months of 1997 increased $1,276,000, or 5%, over the first nine months of 1996 despite a decrease in overall sales of Animal Health products. Sales of Consumer Products were $4,442,000 for the first nine months of 1997, an increase of $1,916,000, or 76%, over 1996. This increase was due primarily to revenues from Glaxo, which is marketing the Company's former Nova Skin Care product line, increased product sales to Kimberly-Clark and Estee Lauder, and increased royalty and licensing income. Although sales of the Company's companion pet products increased by $1,212,000, or 13%, for the first nine months of 1997, total sales for the Animal Health Products business decreased by $640,000, or 3%, compared with 1996. Poultry vaccine sales decreased by $1,852,000 in the first nine months of 1997 due to the previously discussed USDA regulatory action.

     Gross profit increased $523,000, or 4%, during the first nine months of 1997 due principally to the higher sales volume. As a percentage of sales, gross profit was 54% in 1997 and 55% in 1996. Selling, general and administrative expenses decreased by $37,000 during the first nine months of 1997. As a percentage of sales, these expenses were 38% in 1997 compared to 40% in 1996. During the first nine months of 1996, the Company's administrative expenses were reduced by a $210,000 charge to a former subsidiary under the terms of a transitional services agreement which expired on June 30, 1996. During the first quarter of 1997, the Company reduced its work force related to the former Nova Skin Care product line.

     Research and development expenses decreased $317,000, or 20%, during the first nine months of 1997. The Company has curtailed certain development projects and such projects will not be reinstated unless the Company enters into collaborative agreements with industry partners that will fund such research efforts.

     Net interest expenses decreased by $123,000, or 8%, during the first nine months of 1997 due to reduced borrowings.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $3,183,000 during the first nine months of 1997. The principal sources of this cash were the receipt of $1,000,000 from Glaxo Wellcome under a license and supply agreement and net income of $1,098,000. The Company used $794,000 for investing activities, principally capital expenditures including funds to upgrade the Vineland Laboratories poultry vaccine facilities. The Company repaid $2,615,000 of bank debt with the cash generated by its operations. The accounts receivable turnover ratio was 4.36 for the first nine months of 1997 compared to 4.09 for the year ended December 31, 1996. Balances due from customers in Mexico and Latin America were 21% of total accounts receivable at September 30, 1997 compared to 28% at December 31, 1996. The inventory turnover ratio for the first nine months of 1997 was 1.63 compared to 1.75 for the year ended December 31, 1996.

     The Company's banks have waived a violation of a covenant in the bank credit agreement as of September 30, 1997. On September 30, 1997, the banks amended the credit agreement to increase the working capital line of credit to $12,000,000. At November 7, 1997, the Company had $2,360,000 of available borrowing capacity under the $12 million working capital line of credit and no borrowing available under the revolving credit facility. The Company has quarterly maturities of $857,000 payable under the revolving credit facility. The Company believes that cash generated from operating activities as well as available borrowing under its working capital line of credit facility will be sufficient to meet these obligations. However, over the longer term the Company will require additional funds for its business. No assurance can be given that the Company will be successful in obtaining the required funds and, if not, the Company may be required to cut back on certain of its operations or otherwise modify its business strategy.

                           IGI, INC. AND SUBSIDIARIES
                            Part II OTHER INFORMATION


Item 1 - Legal Proceedings

     There were no material developments in the litigation previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company has received a subpoena from the United States Department of Agriculture Office of the Inspector General to provide documents concerning certain vaccine production serials. The discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations - Result of Operations" is incorporated herein by reference.

Item 3 - Defaults Upon Senior Securities

     At September 30, 1997, the Company was in violation of a covenant in its bank credit agreement. The banks have waived such default as of September 30, 1997. The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" is incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits:

          The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this quarterly report on Form 10-Q.


     (b) Reports on Form 8-K

          On August 1, 1997 and September 5, 1997, the Company filed reports on Form 8-K dated July 23, 1997, reporting (under Item 4 - Changes in Registrant's Certifying Accountant) the resignation of Coopers & Lybrand, L.L.P. as the Company's auditors effective July 23, 1997.

          On September 10, 1997, the Company filed a report on Form 8-K dated September 8, 1997, reporting (under Item 4 - Changes in the Registrant's Certifying Accountant) that Price Waterhouse LLP had been engaged as the Company's independent certified public accountant.

                           IGI, INC. AND SUBSIDIARIES
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               IGI, INC.
                               (Registrant)


Date: November 13, 1997

                               By: /s/ Lawrence R. Hoffman
                                   --------------------------------------------
                                   Lawrence R. Hoffman
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 10(a) - Amendment to Employment Agreement by and between the
                Company and Edward B. Hager dated October 1, 1997.

Exhibit 10(b) - Amendment to Employment Agreement by and between the
                Company and John P. Gallo dated October 1, 1997.

Exhibit 10(c) - Sixth Amendment to Second Amended and Restated Loan
                Agreement by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc.,together with its subsidiaries dated June 30, 1997.

Exhibit 10(d) - Seventh Amendment to Second Amended and Restated Loan
                Agreement by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc.,together with its subsidiaries dated July 31, 1997.

Exhibit 10(e) - Eighth Amendment to Second Amendment and Restated Loan
                Agreement by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries dated September 30, 1997.

Exhibit 11    - Computation of Net Income Per Common Share

Exhibit 27    - Financial Data Schedule