Form 10-K
period 1997-12-31
IGI INC
filed 1998-08-24
CIK 352998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR FISCAL YEAR ENDED                           COMMISSION FILE NO.
            ---------------------                           -------------------
              DECEMBER 31, 1997                                  001-08568

                                   IGI, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       01-0355758
                  --------                                       ----------
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

  WHEAT ROAD AND LINCOLN AVENUE, BUENA, NJ                         08310
---------------------------------------------                      -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                (609)-697-1441
                                  -----------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

                                Yes [_]  No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at July 31, 1998, as computed by reference to the last trading price of such stock, was approximately $16,600,000.

  The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at July 31, 1998 was 9,466,667 shares.

  DOCUMENTS INCORPORATED BY REFERENCE: None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at Wheat Road and Lincoln Avenue, Buena, New Jersey. The Company is a diversified company engaged in two business segments:

  . Animal Health Business--production and marketing of animal health products such as poultry vaccines, veterinary pharmaceuticals and other products, including nutritional supplements and grooming aids; and

  . Consumer Products Business--production and marketing of cosmetics and skin care products.

  IGI is committed to grow by applying its technology to deliver cost effective solutions to customer problems. IGI solves problems in poultry production, pet care and consumer and skin care markets. An increasing number of its solutions are based on the patented Novasome(R) microencapsulation technology. Licensed from a former subsidiary, the technology offers value-added qualities to cosmetics, skin care products, chemicals, biocides, pesticides, fuels, vaccines, medicines, foods, beverages, pet care products and other products.

IMPORTANT DEVELOPMENTS

  The Company has recently replaced a number of key personnel. On May 11, 1998, the Company employed Paul Woitach as its President and Chief Operating Officer. On June 1, 1998, John F. Wall joined the Company as its Senior Vice President and Chief Financial Officer. As of June 15, 1998, the Company has hired a new Vice President of Vineland Operations, a new Vice President of Vineland Research and Development, a new Vice President of International Marketing and Sales and new Managers of Production and Quality Control. The Company has also added managers with experience in materials and supply chain management. Most of the new managers have experience in the poultry vaccine industry. The Company has added these new employees without increasing its historical overall payroll expenses.

  From June 4, 1997 through March 27, 1998, the Company was subject to an order by the Center for Veterinary Biologics ("CVB") of the United States Department of Agriculture ("USDA") to stop distribution and sale of certain serials and subserials of designated poultry vaccines produced by the Company's Vineland Laboratories Division ("Stop Shipment Order"). The Stop Shipment Order was based on CVB's findings that the Company shipped serials before the Animal and Plant Health Inspection Service division of the USDA ("APHIS") had the opportunity to confirm the Company's testing results, failed to destroy serials reported to APHIS as destroyed, and in general failed to keep complete and accurate records and to submit accurate reports to APHIS. The Stop Shipment Order affected 36 of the Company's USDA-licensed vaccines. In July 1997, the Office of Inspector General of the USDA ("OIG") advised the Company of its commencement of an investigation into alleged violations of the Virus Serum Toxin Act and alleged false statements made to APHIS.

  Following the Stop Shipment Order and the commencement of the OIG investigation, in July 1997, the non-employee members of the Board of Directors directed the Company to retain special counsel to investigate the alleged violations and to advise the Board of Directors. The non-employee members of the Board of Directors also instructed management to take immediate action to assure that all future shipments comply with all regulatory requirements. In addition, the Company took action designed to obtain the approval of APHIS to the Company's resumption of shipments of the products affected by the Stop Shipment Order, including submission of an amended regulatory compliance program and testing procedures acceptable to the USDA, reassignment of certain personnel and restructuring of the quality control and quality assurance functions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--U.S. Government Investigation and Disciplinary Proceedings.")

  Based on remedial action taken by the Company, including revised vaccine production outlines, the USDA, during the period from August through December of 1997, lifted the Stop Shipment Order with respect to all but three of the 36 affected products. As of March 27, 1998, the remaining three products were released for sale and shipment by the Company.

  As a result of the Company's internal investigation regarding the alleged violations, the Company, in November 1997, terminated the employment of its then President and Chief Operating Officer, John P. Gallo, and commenced a lawsuit against Mr. Gallo on April 21, 1998. On April 28, 1998, Mr. Gallo commenced a lawsuit against the Company and two of its directors, including the Chairman of the Board. (See "Legal Proceedings.") In addition, six employees, including members of the Company's management team (including two Vice Presidents of the Company) resigned in April 1998 at the request of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--U.S. Government Investigation and Disciplinary Proceedings.")

  In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and OIG, information resulting from the Company's internal investigation. The U.S. Attorney thereupon commenced its own investigation and requested that the Company provide documents relating to the matters being investigated, including documents relating to sales of poultry vaccines which may have violated U.S. Customs laws and regulations.

  During 1997 and at December 31, 1997, the Company was in default under certain covenants contained in its bank credit agreement. The Company entered into an Extension Agreement with its bank lenders as of April 29, 1998 which provided, among other matters, for the waiver of the covenant defaults, an extension of the bank credit agreement through March 31, 1999, revisions of existing covenants and the addition of new covenants, the payment of additional fees and the issuance to the bank lenders of warrants to purchase common stock of the Company. The Company was in default under certain covenants contained in the Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from these covenant defaults through January 30, 1999. The Forbearance Agreement terms require payment of all bank debt by January 31, 1999. The Company is actively seeking alternative financing arrangements to replace its existing debt and lending terms through a number of potential options including, but not limited to, the issuance of debt or equity securities or a combination of both. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.")

  On March 30, 1998, the Company announced that it was unable to file its Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") by the March 31, 1998 due date as it had not yet completed the procedures it deemed necessary to prepare its financial statements. Based upon information made known to it on March 17, 1998, the Company's Board of Directors directed the special counsel, who was conducting the internal investigation regarding USDA issues, to expand the scope of its internal inquiry to investigate information which could have a material impact on the Company's financial reporting for 1997 and prior periods and authorized special counsel to engage independent accountants to assist it in the investigation. As a result of the failure to file its 1997 Form 10-K, the American Stock Exchange ("AMEX") suspended the trading of the Company's Common Stock on March 30, 1998. In addition, on April 30, 1998, the Securities and Exchange Commission ("SEC") notified the Company that it was conducting an informal inquiry and requested that the Company provide it with certain documents.

  On May 1, 1998, the Company was advised by its former independent accountants, that based on the preliminary findings of the special investigation initiated by the Board of Directors in March 1998, their reports with respect to the Company's consolidated financial statements as of and for the years ended December 31, 1995 and 1996 should no longer be relied upon. As a result of the findings of the special investigation, the Company restated its consolidated financial statements for the two years ended December 31, 1995 and 1996 and for the three quarters ended September 30, 1997. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The restatements resulted in additional losses of $179,000 and $231,000 in 1995 and 1996, respectively. See "Note 2 of Notes to Consolidated Financial Statements".

  In addition to the restatements discussed above, the Company made certain adjustments in the fourth quarter of 1997 which were the result of actions or events which occurred in earlier quarters of 1997. The Company has restated its financial statements for the first three quarters of 1997 to record such adjustments in the applicable quarter. The restatements resulted in an additional loss of $1,324,000 for the nine months ended September 30, 1997. See "Note 18 of Notes to Consolidated Financial Statements".

  For information relating to the impact of the above-described events on the Company's operations during 1997 and the expected impact on its business in 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LICENSE OF TECHNOLOGY FROM FORMER SUBSIDIARY

  In December 1995, IGI distributed its ownership of its majority-owned subsidiary, Novavax, Inc. ("Novavax"), in the form of a tax-free stock dividend, to IGI stockholders. Novavax had conducted the Biotechnology Business segment of IGI, which is reported as a discontinued operation. In connection with the distribution, the Company paid Novavax $5,000,000 in return for a fully paid-up, ten-year license (the "IGI License Agreement") entitling it to the exclusive use of Novavax's Novasome lipid vesicle encapsulation technologies ("Novavax Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals; and the processes for making the same (collectively, the "IGI Field"). IGI has the option, exercisable within the last year of the ten-year term, to extend the exclusive license for an additional ten-year period for $1,000,000. Novavax has retained the right to use its Novavax Technologies for all applications outside the IGI Field, including human vaccines and pharmaceuticals.

BUSINESS SEGMENTS

  The following table sets forth the revenue and operating profit (in thousands) of each of the Company's two business segments for the periods indicated:

                                                    1997     1996       1995
                                                   ------- ---------  ---------
   (IN THOUSANDS)                                          (RESTATED) (RESTATED)
   REVENUE
   Animal Health Products......................... $29,096  $31,262    $28,869
   Consumer Products..............................   5,097    3,523      1,632

   OPERATING PROFIT (LOSS) *
   Animal Health Products.........................   4,139    6,882      6,247
   Consumer Products..............................     730     (917)      (233)

--------
* Excludes corporate expenses of $5,032,000, $4,097,000 and $3,056,000 for 1997, 1996 and 1995, respectively. (See Note 17 of Notes to Consolidated Financial Statements).

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

  Poultry Vaccines

  The Company produces and markets poultry vaccines manufactured by the chick embryo, tissue culture and bacterial methods. The Company produces vaccines for the prevention of various chicken and turkey diseases and has 63 vaccine licenses granted by the United States Department of Agriculture ("USDA"). The Company also produces and sells, under its Vineland Laboratories label, nutritional, anti-infective and sanitation products used primarily by poultry producers.

  The Company manufactures poultry vaccines at its USDA licensed facility in Vineland, New Jersey and sells them, primarily through its own sales force of nine persons, directly to large poultry producers and distributors in the United States and, through its export sales staff of 15 persons, to local distributors in other countries. The sales force is supplemented and supported by technical and customer service personnel. The Company's vaccine production in the United States is regulated by the USDA. Sales of poultry vaccines and related products accounted for approximately 49% of the Company's sales in 1997, 57% in 1996 and 60% in 1995. For information relating to the adverse effect on the Company's poultry vaccine business of the Stop Shipment Order by the USDA in 1997, as well as ongoing governmental investigations, see "Governmental Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's principal competitors in the poultry vaccine market are Intervet America, Inc., Fort Dodge Animal Health, Inc., Merial Select Laboratories, Inc. and Schering Plough Animal Health. The Company believes that it is one of the largest domestic poultry vaccine producers. The Company competes on the basis of product performance, price, customer service and availability.

  Veterinary Products

  The EVSCO line of veterinary products is used by veterinarians in caring for dogs and cats, and includes pharmaceuticals such as antibiotics, anti-inflammatories and cardiac drugs, as well as nutritional supplements, vitamins, insecticides and diagnostics. Product forms include gels, tablets, creams, liquids, ointments, powders, emulsions, shampoos and diagnostic kits. EVSCO also produces professional grooming aids for dogs and cats.

  EVSCO products are manufactured at the Company's facility in Buena, New Jersey and sold through distributors to veterinarians. The facility operates in accordance with Good Manufacturing Practices ("GMP") of the federal Food and Drug Administration ("FDA") (see "Government Regulation"). Principal competitors of the EVSCO product line include Solvay Veterinary, Inc., Vet-Kem, a division of Sandoz Pharmaceuticals Corp., Schering Corp., Dermatologics for Veterinary Medicine, Inc., Allerderm, Inc. and Mallinckrodt, Inc. The Company competes on the basis of price, marketing, customer service and product qualities.

  The Tomlyn product line includes pet grooming, nutritional and therapeutic products, such as shampoos, grooming aids, vitamin and mineral supplements, insecticides and OTC medications. The products are manufactured at the Company's facility in Buena, New Jersey, and sold directly to pet superstores and through distributors to independent merchandising chains, shops and kennels.

  Sales of the Company's veterinary products are handled by 19 sales employees. Sales of veterinary products accounted for approximately 36% of the Company's sales in 1997, 33% in 1996 and 35% in 1995.

CONSUMER PRODUCTS BUSINESS

  IGI's Consumer Products segment is primarily focused on the expanded commercialization of the Novavax Microencapsulation Technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products that the Company markets through collaborative arrangements with major cosmetic and consumer products companies. IGI is currently working with several cosmetics, food, personal care products, and OTC pharmaceutical companies for various commercial microencapsulation applications of the Novavax Technologies. Because of their ability to encapsulate skin protective agents, oils, moisturizers, shampoos, conditioners, skin cleansers and fragrances and to provide both a controlled and a sustained release of the encapsulated materials, Novasome lipid vesicles are well-suited to cosmetics and consumer product applications. For example, Novasome lipid vesicles may be used to deliver moisturizers and other active ingredients to the deeper layers of the skin or hair follicles for a prolonged period; to deliver or preserve ingredients which impart favorable cosmetic characteristics described in the cosmetics industry as "feel," "substantivity," "texture" or "fragrance"; to deliver normally incompatible ingredients in the same preparation, with one ingredient being shielded or protected from the other by encapsulation within the Novasome vesicle; and to deliver pharmaceutical agents.

  The Company produces Novasome vesicles for various skin care products, including those marketed by Estee Lauder such as "All You Need", "Re-Nutriv", "Virtual Skin", "100% Time Release Moisturizer", and "Resilience".

  At the end of December 1996, the Company entered into a license agreement with Glaxo Wellcome ("Glaxo"), which grants Glaxo the exclusive right to market a skin care product line in the United States to physicians, including but not limited to dermatologists. Under the terms of the agreement, which was amended in January 1997, IGI manufactures the products for Glaxo. IGI retains the rights to market the product line to non-physicians in the U.S., and in all markets abroad.

  In 1997, the Company entered into an Exclusive Supply Agreement with IMX Pharmaceuticals, Inc. ("IMX"), which grants IMX the exclusive right to market certain Novasome-based topical skin care products in certain mass merchandising markets.

  Sales of the Company's Consumer Products were principally based on formulations using the Novasome encapsulation technology. Such sales approximated 15% of the Company's sales in 1997, 10% in 1996 and 5% in 1995.

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

  Under a license agreement with the Company, Johnson & Johnson has encapsulated retinoids in Novasome vesicles. Retinoids are derivatives of retinoic acid and are effective in the treatment of acne and thought to be effective in the treatment of various age-associated skin disorders. Encapsulation of retinoids in Novasome vesicles is designed to prolong stability and reduce irritation and provide a sustained retinoid release to treat these disorders. Johnson & Johnson is beginning to introduce Novasome encapsulated retinoid products in certain European countries and the United States in the first half of 1998.

INTERNATIONAL SALES AND OPERATIONS

  A staff of nine persons based in Buena, New Jersey and six individuals based overseas handle all sales of Company products outside the United States. The Company's sales personnel and veterinarians travel abroad extensively to develop business and support customers through local distributors. Exports consist primarily of poultry vaccines, although the Company also exports some veterinary pharmaceuticals and pet care products. Exports of vaccines require product registration (ie. licenses) by foreign authorities. The Company has approximately 900 product registrations in over 50 countries outside the United States and has over 800 registrations pending. The Company anticipates future growth in key markets including Brazil, China and Japan. The Company entered the market in China in 1997 and expects to increase market penetration in 1998. The Company has received product registrations in Japan and is scaling up production for 1998 product sales. In Brazil, product registrations are in process and the Company expects to commence sales by the fourth quarter of 1998.

  Mexico and certain Latin American countries are important markets for the Company's poultry vaccines and other products. These countries have historically experienced varying degrees of political unrest and economic and currency instability. In addition, certain countries in the Far East, including Indonesia and Thailand, have recently experienced economic and currency instability. Because of the volume of business transacted by the Company in these areas, continuation or the recurrence of such unrest or instability could adversely affect the businesses of its customers, which in either case could adversely impact the Company's future operating results. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.")

  Sales to international customers represented 35% of the Company's sales in 1997, 39% in 1996 and 38% in 1995. (See Note 14 of Notes to Consolidated Financial Statements.)

MANUFACTURING

  The Company's manufacturing operations include production and testing of vaccines, lotions, emulsions, shampoos, gels, ointments, pills and powders; packaging, bottling and labeling of the finished products; and packing and shipment for distribution. Approximately 90 employees are engaged in manufacturing operations. The raw materials included in these products are available from several suppliers. The Company produces quantities of Novasome lipid vesicles adequate to meet its current needs for cosmetics, consumer product and animal health applications.

RESEARCH AND DEVELOPMENT

  The Company's poultry vaccine research and development efforts are directed towards developing more efficient single and multiple-component vaccines, developing vaccines to combat new diseases and incorporating the Novasome lipid vesicle technology into existing vaccines. The Company is concentrating its veterinary pharmaceutical development efforts on the use of Novasome lipid vesicle technology for various veterinary pharmaceutical and OTC pet care products. The Company's consumer products development efforts are directed towards liposomal encapsulation to improve performance and efficacy of chemicals, fuels, pesticides, biocides cosmetics, consumer products, flavors and dermatologic products. Under its license agreement with Novavax, the Company has the right to continue to use the Novavax Technologies to develop new products in the IGI Field.

  In addition to its internal research and development efforts, which involve 11 employees, the Company encourages the development of products in areas related to its present lines by making specific grants to universities and by entering into research and development agreements with industry partners. Research expenses for IGI's continuing operations were $1,675,000, $2,013,000 and $1,345,000 in 1997, 1996 and 1995, respectively.

PATENTS AND TRADEMARKS

  All of the names of the Company's major products are registered in the United States and all significant markets in which the Company sells its products. Under the terms of the 1995 License Agreement, IGI has an exclusive ten-year license to use the Novavax Technologies in the IGI Field. Novavax holds 44 U.S. patents and a number of foreign patents covering its Novavax Technologies (including a wide variety of component materials, its continuous flow vesicle production process and its Novamix(TM) production equipment).

GOVERNMENT REGULATION

  The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. The Company's development, manufacturing and marketing of poultry biologics are subject to regulation in the United States for safety and efficacy by the USDA, including the Center for Veterinary Biologics ("CVB"), in accordance with the Virus Serum Toxin Act of 1914. The development, manufacturing and marketing of pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.

  From June 4, 1997 through March 27, 1998, the Company was subject to an order by the CVB to stop distribution and sale of certain serials and subserials of designated poultry vaccines produced by the Company's Vineland Laboratories Division. In July 1997, the OIG advised the Company of its commencement of an investigation into alleged violations of the Virus Serum Toxin Act and alleged false statements made by certain former Company personnel. In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and the OIG, information resulting from the Company's internal investigation of alleged violations by certain officers and employees of USDA rules and regulations and of the Virus Serum Toxin Act. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--U.S. Government Investigation and Disciplinary Proceedings.")

  On March 6, 1998, the Food and Drug Administration concluded an inspection of the Company's EVSCO facility in Buena, New Jersey. This resulted in the issuance of a form FDA-483 listing several "inspection observations". The FDA reemphasized its observations on May 14, 1998 with a "Warning Letter". The Company responded in a timely fashion to the Form-483 and to the Warning Letter, and has been advised by the FDA compliance branch that the Company's corrective action plan appears to address its concerns.

  In the United States, pharmaceuticals and human vaccines are subject to rigorous FDA regulation including preclinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, if at all.

  In addition to product approval, the Company may be required to obtain a satisfactory inspection by the FDA covering the manufacturing facilities before a product can be marketed in the United States. The FDA will review the manufacturing procedures and inspect the facilities and equipment for compliance with applicable rules and regulations. Any material change by the Company in the manufacturing process, equipment or location would necessitate additional review and approval.

  Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that for FDA approval. Although there are some procedures for unified filing for certain European countries, in general each country has its own procedures and requirements.

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

EMPLOYEES

  At June 30, 1998, the Company had 198 full-time employees, of whom 72 are in marketing, sales, distribution and customer support, 90 in manufacturing, 11 in research and development, and 25 in executive, human resources, facilities, information systems, finance and administration. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

ITEM 2. PROPERTIES

  The Company owns land and buildings housing offices, laboratories and production facilities in four locations in New Jersey. The Company also owns a warehouse and sales office space in Gainesville, Georgia. In addition, the Company leases warehouses in New Jersey, California, Mississippi, and Arkansas.

  The Company's poultry vaccine production facilities are located in Vineland, New Jersey, where the Company owns several buildings situated on approximately 16 acres of land. These buildings, containing 90,000 square feet of usable floor space, house offices and facilities used for the production of poultry vaccines. They were constructed and expanded from time to time between 1935 and 1992. The Company intends to renovate certain of these facilities in the future to expand its vaccine production capacity to meet expected growth in existing poultry vaccines and to provide production of new vaccines. Financing for such renovations will be provided by internally generated funds or leases.

  In Buena, New Jersey, the Company owns a facility used for the production of veterinary pharmaceuticals. The facility was built in 1971 and expanded in 1975. The facility presently contains 41,200 square feet of usable floor space and is situated on eight acres of land. The Company's executive and administrative offices are also located in Buena, New Jersey in a 10,000 square foot building situated on six acres of land. In 1995, the Company completed and began operating a 25,000 square foot production, research and product development, customer service, marketing, international operations and warehousing facility for cosmetic, dermatologic and personal care products on this site.

  Each of the properties owned by the Company is subject to a mortgage held by Fleet Bank-NH and Mellon Bank. Except as discussed above, the Company believes that its current production and office facilities are adequate for its present and forseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

  In July 1997, the Office of Inspector General of the USDA ("OIG") advised the Company of its commencement of an investigation into alleged violations of the Virus Serum Toxin Act and alleged false statements made by Company employees to the USDA. The Company is cooperating with the OIG and providing documents subpoenaed by the OIG concerning certain products. The OIG investigation is ongoing and the Company is unable to determine when it will be completed. In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and OIG, information resulting from the Company's internal investigation. The U.S. Attorney thereupon commenced its own investigation and requested that the Company provide documents relating to the matters being investigated, including documents relating to sales of poultry vaccines which may have violated U.S. Customs laws and regulations. In addition, on April 30, 1998, the SEC notified the Company that it is conducting an informal inquiry and has requested that the Company provide it with certain documents. The Company is cooperating fully with the U.S. Attorney and each of the regulatory agencies and has produced a substantial amount of documents and information requested by them. The U.S. Attorney has not indicated what course of action, if any, it may pursue with respect to IGI in light of the Company's extensive cooperation. Although there can be no assurance as to the outcome of any proceeding, the Company expects that it will be able to achieve a satisfactory resolution of its existing regulatory and litigation matters. However, if the OIG, U.S. Attorney or SEC conclude that the Company's actions warrant enforcement proceedings, those proceedings, as well as the costs and expenses related to them, could have a materially adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  On April 21, 1998, the Company commenced a lawsuit against its former President and Chief Operating Officer, John P. Gallo, in the Superior Court of New Jersey, Atlantic County. In its complaint, the Company alleges, among other matters, that Mr. Gallo caused the Company to violate Department of Agriculture statutes and regulations, made false and inaccurate representations with respect to shipments and inventory, improperly converted Company funds and assets for his personal benefit and knowingly engaged in misconduct in the performance of his duties and responsibilities, all in violation of his employment agreement and of his fiduciary duty to the Company. The Company is seeking recovery of damages resulting from Mr. Gallo's alleged misconduct and recovery of funds and assets that the Company alleges were improperly diverted by him.

  On April 28, 1998, Mr. Gallo commenced a lawsuit against the Company and two of its Directors, including the Company's Chairman of the Board, Dr. Edward B. Hager, alleging, among other matters, that they improperly caused the termination of his employment with the Company in November 1997, wrongfully terminated his compensation in violation of his employment agreement and defamed his reputation. Mr. Gallo is seeking recovery against the defendants for his alleged actual damages as well as consequential and punitive damages. The Company has denied Mr. Gallo's allegations and believes his claims are without merit. The Company therefore has not reserved any amounts related to these charges.

  On May 27, 1998, Mr. Gallo sent a letter to the Company's Directors containing a number of complaints and allegations and demanded that the Board of Directors commence litigation against certain of its officers and

Directors. The Board of Directors convened a special meeting and designated a committee of independent members consisting of F. Steven Berg Esq. (Chairman) and Terrence O'Donnell Esq. to investigate these allegations and report to the Board. Also, the Board authorized the engagement of counsel to help with its investigation and requested that Mr. Gallo provide information and support for his allegations. The Company has been advised that Mr. Gallo has declined to provide the Board with a sworn statement giving substance and detail to his complaints. The Committee and its counsel are continuing to investigate Mr. Gallo's allegations and will report their findings and recommendations to the Board of Directors. To this point in the investigation, the Committee has uncovered no evidence supporting the claims of Mr. Gallo.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the last quarter of 1997.

EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth (i) the name and age of each executive officer of the Company as of July 31, 1998, (ii) the position with the Company held by each such executive officer and (iii) the principal occupation held by each executive officer for at least the past five years.

                             OFFICER PRINCIPAL OCCUPATION AND OTHER BUSINESS EXPERIENCE
          NAME           AGE  SINCE                DURING PAST FIVE YEARS
          ----           --- ------- --------------------------------------------------
Kevin J. Bratton........ 49   1983      Vice President and Treasurer of IGI, Inc.
                                        since 1983.

Edward B. Hager, M.D.... 67   1977      Chairman of the Board of Directors and
                                        Chief Executive Officer of IGI, Inc. since
                                        1977; Chairman of the Board of Directors
                                        and Chief Executive Officer of Novavax,
                                        Inc. from 1987 to June 1996; Chairman of
                                        the Board of Directors of Novavax, Inc.
                                        from February 1997 to March 1998.

John F. Wall............ 50   1998      Senior Vice President and Chief Financial
                                        Officer of IGI, Inc. since June 1998; Chief
                                        Financial Officer of Diversa Corp. (startup
                                        biotechnology company developing enzymes
                                        for pharmaceuticals and chemicals) from
                                        July 1995 to September 1997; and Chief
                                        Financial Officer and a Co-founder of
                                        GynoPharma, Inc. (womens' health care
                                        manufacturer) from October 1987 to July
                                        1995.

Paul Woitach............ 40   1998      President and Chief Operating Officer of
                                        IGI, Inc. since May 1998; General Manager,
                                        Laboratory Division of Mettler Toledo North
                                        America (weighing and measurement systems)
                                        from 1997 to 1998; Vice President,
                                        Marketing and Sales, Balances and
                                        Instrument Division of Mettler Toledo
                                        International from 1996 to 1997; Vice
                                        President and Executive Director from 1995
                                        to 1996, and Director of Marketing Channels
                                        from 1993 to 1995 of the Health Imaging
                                        Division of Eastman Kodak Company
                                        (diagnostic imaging).

  Officers are elected on an annual basis and serve at the discretion of the Board of Directors, except Dr. Hager, who has an employment agreement with the Company. Messrs. Wall and Woitach have finalized arrangements on the basic terms of their employment with the Company that have not been formalized into a final document. (See "Item 11. Executive Compensation--Employment Agreements".)

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company has never paid cash dividends on its Common Stock. The payment of dividends is prohibited by the Company's Loan Agreement with Fleet Bank-NH and Mellon Bank, N.A. without prior consent of the lenders. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

  The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange ("AMEX") (symbol: "IG"). The following table shows the range of high and low sale prices on the AMEX for the periods indicated.

                                                                   HIGH    LOW
                                                                   ----    ---
   1996
   First quarter.................................................. $8 1/4  $6 3/8
   Second quarter.................................................  9 1/2   6 1/4
   Third quarter..................................................  7 3/4    5
   Fourth quarter.................................................   6      5 1/8

   1997
   First quarter.................................................. $7 3/8  $ 5
   Second quarter.................................................  5 1/2    4
   Third quarter..................................................  5 1/2   3 7/8
   Fourth quarter.................................................  5 1/8   3 5/8

  On March 30, 1998, the AMEX suspended the trading of the Company's common stock as a result of the Company's announcement that it would not be able to file its 1997 Annual Report on Form 10-K with the AMEX and the Securities and Exchange Commission by March 31, 1998, the due date of that report. The approximate number of holders of record of the Company's common stock at June 30, 1998 was 897 (not including stockholders for whom shares are held in a "nominee" or "street" name).

ITEM 6. SELECTED FINANCIAL DATA

  Five-Year Summary of Selected Financial Data (in thousands, except per share information)

                                         YEAR ENDED DECEMBER 31,
                               -----------------------------------------------
                                1997       1996      1995      1994     1993
                               -------  ---------- ---------  -------  -------
                                        (RESTATED) (RESTATED)
INCOME STATEMENT DATA:
Net sales....................  $34,193   $34,785    $30,501   $28,948  $28,005
Gross profit.................   16,359    18,204     15,213    15,013   14,839
Operating profit (loss)......     (163)    1,868      2,958     3,508    3,386
Income (loss) from continuing
 operations..................   (1,453)     (138)     1,329     1,969    1,765
Loss from discontinued opera-
 tions*......................      --        --      (4,034)   (1,700)  (5,943)
Net income (loss)............   (1,453)     (138)    (2,705)      269   (4,178)
Income (loss) per share-ba-
 sic:
  From continuing operations.  $  (.15)  $  (.01)   $   .14   $   .22  $   .20
  From discontinued opera-
   tions.....................      --        --        (.44)     (.19)    (.69)
  Net income (loss)..........     (.15)     (.01)      (.29)      .03     (.48)
Income (loss) per share-di-
 luted:
  From continuing operations.     (.15)     (.01)       .14       .22      .20
  From discontinued opera-
   tions.....................      --        --        (.41)     (.19)    (.66)
  Net income (loss)..........     (.15)     (.01)      (.28)      .03     (.46)
Cash dividends on common
 stock.......................      --        --         --        --       --
                                               DECEMBER 31,
                               -----------------------------------------------
                                1997       1996      1995      1994     1993
                               -------  ---------- ---------  -------  -------
                                        (RESTATED) (RESTATED)
BALANCE SHEET DATA:
Working capital (deficit)....  $(4,469)  $ 3,343    $ 4,139   $10,671  $12,411
Total assets.................   34,044    34,384     32,152    30,502   26,005
Short-term debt..............   18,857    13,085     10,463     3,819    2,530
Long-term debt (excluding
 current maturities).........       36     6,893      9,624    10,019    8,798
Stockholders' equity.........    8,283     9,558      8,369    13,711   12,321
Average number of common and
 common equivalent shares
  Basic......................    9,458     9,323      9,173     8,804    8,668
  Diluted....................    9,458     9,323      9,725     9,155    9,049

--------
* In March 1994, IGI's Board of Directors voted to dispose of its Biotechnology Business segment through the combination of certain majority-owned subsidiaries and the subsequent tax-free distribution of its ownership of the combined entity to IGI's shareholders. The distribution of this segment occurred on December 12, 1995. The Consolidated Financial Statements of IGI present this segment as a discontinued operation. (See
   Note 3 of Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. GOVERNMENT INVESTIGATION AND DISCIPLINARY PROCEEDINGS

  From June 4, 1997 through March 27, 1998, the Company was subject to an order by the CVB to stop distribution and sale of certain serials and subserials of designated poultry vaccines produced by the Company's Vineland Laboratories Division ("Stop Shipment Order"). The Stop Shipment Order was based on CVB's findings that the Company shipped serials before the Animal and Plant Health Inspection Service division of the USDA ("APHIS") had the opportunity to confirm the Company's testing results, failed to destroy serials reported to APHIS as destroyed, and in general failed to keep complete and accurate records and to submit accurate reports to APHIS. The Stop Shipment Order affected 36 of the Company's USDA-licensed vaccines. In July 1997, the Office of Inspector General of the USDA ("OIG") advised the Company of its commencement of an investigation into alleged violations of the Virus Serum Toxin Act and alleged false statements made to APHIS.

  Because of the Stop Shipment Order and the commencement of the OIG investigation, the non-employee members of the Board of Directors instructed management to take immediate action to assure that all future shipments comply with all regulatory requirements. In July 1997, the non-employee members of the Board of Directors directed the Company to retain special counsel to investigate the alleged violations and to advise the Board of Directors of its findings. In addition, the Company took action designed to obtain the approval of APHIS to the Company's resumption of shipments of the products affected by the Stop Shipment Order, including submission of an amended regulatory compliance program and testing procedures acceptable to the USDA, reassignment of certain personnel and restructuring of the quality control and quality assurance functions.

  Based on remedial action taken by the Company, including revised vaccine production outlines, the USDA, during the period from August through December of 1997, lifted the Stop Shipment Order with respect to all but three of the 36 affected products. As of March 27, 1998, the remaining three products were released for sale and shipment by the Company.

  Company Actions

  As a result of the Company's internal investigation, in November 1997 the Company terminated the employment of its President and Chief Operating Officer, John P. Gallo, for willful misconduct in the performance of his executive duties, and on April 21, 1998, the Company commenced a lawsuit against Mr. Gallo (see "Legal Proceedings"). In addition, six employees, including members of the Company's management team (including two Vice Presidents of the Company), resigned in April 1998 at the request of the Company. However, five of these former employees were retained by the Company for approximately eight weeks to enable the Company to continue its operations pending the hiring and training of qualified replacements. In connection with the employee terminations, the Company agreed to make severance payments to the two non-management employees equal to four months salary.

  The Company has recently replaced a number of key personnel. On May 11, 1998, the Company employed Paul Woitach as its President and Chief Operating Officer. On June 1, 1998, John F. Wall joined the Company as its Senior Vice President and Chief Financial Officer. As of June 15, 1998, the Company has hired a new Vice President of Vineland Operations, a new Vice President of Vineland Research and Development, a new Vice President of International Marketing and Sales, and new Managers of Production and Quality Control. The Company has also added managers with experience in materials and supply chain management. Most of the new managers have experience in the poultry vaccine industry. The Company has added these new employees without increasing its historical overall payroll expenses.

  Ongoing Government Investigations

  In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and OIG, information resulting from its internal investigation of alleged violations by certain former officers and employees of USDA rules and regulations and of the Virus Serum Toxin Act and other statutes including U.S. Customs laws and regulations. In connection with its investigation, the OIG has subpoenaed Company documents and the Company has provided, and will continue to provide, subpoenaed documents to Governmental authorities. The U.S. Government's investigation is ongoing and could be expanded to other areas of the Company's business in which violations of laws and regulations may be found to have occurred. In addition, the Government's ongoing investigation could result in action against the Company and certain of its former employees, including fines and the possibility of criminal charges. Also, on April 30, 1998, the SEC advised the Company that it is conducting an informal inquiry and requested that the Company provide it with certain documents.

  Effects of Stop Shipment Order and Investigations

  The Stop Shipment Order adversely affected the Company's results of operations for 1997, and the delay in approval of the remaining affected products until the end of March 1998 will adversely affect overall sales revenue in 1998. In addition, although the Company, on May 11, 1998, announced the employment of a new President and Chief Operating Officer, it needs to replace and train certain key managers and other employees who have terminated their employment at the request of the Company, which will have a materially adverse effect on the Company's 1998 performance and operating results. Also, if the OIG, the U.S. Attorney or the SEC concludes that the Company's actions warrant enforcement proceedings, those proceedings, as well as the costs and expenses related to them, could have a materially adverse effect on the Company's business, financial condition and results of operations. Although there can be no assurance as to the outcome of any proceeding, the Company expects that it will be able to achieve a satisfactory resolution of its existing regulatory and litigation matters.

RESTATEMENT OF PRIOR PERIODS

  On March 27, 1998, the Board of Directors engaged special counsel to investigate information first made known to it on March 17, 1998 which it believed could have a material impact on the Company's financial reporting for 1997 and prior periods. The special counsel was authorized to engage independent accountants to assist it in the investigation.

   As a result of the findings of the special investigation initiated by the Board of Directors in March 1998, the Company restated its consolidated financial statements for 1995 and 1996. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The restatements amounted to additional losses of $179,000 and $231,000 in 1995 and 1996, respectively. See "Note 2 of Notes to Consolidated Financial Statements".

  In addition to the restatements discussed above, the Company made certain adjustments in the fourth quarter of 1997 which were the result of actions or events which occurred in earlier quarters of 1997. The Company has restated its financial statements for the first three quarters of 1997 to record such adjustments in the applicable quarter. See "Note 18 of Notes to Consolidated Financial Statements".

  The restatements reflect inventory write-offs and inventory adjustments which should have been recorded in different periods. Also reflected are changes in the time periods in which certain product shipments were recognized as sales.

  A summary of the impact of such restatements on the financial statements for the years ended December 31, 1995 and 1996 is as follows:

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                             1996                  1995
                                     --------------------  --------------------
(IN THOUSANDS, EXCEPT PER SHARE
INFORMATION)                         AS REPORTED RESTATED  AS REPORTED RESTATED
Net sales..........................    $35,140   $34,785     $31,221   $30,501
Income (loss) from continuing oper-
 ations............................         93      (138)      1,508     1,329
Net income (loss)..................         93      (138)     (2,526)   (2,705)
Income (loss) per common and common
 equivalent share:
  Basic:
    From continuing operations.....    $   .01   $  (.01)    $   .16   $   .14
    Net income (loss)..............    $   .01   $  (.01)    $  (.28)  $  (.29)
  Diluted:
    From continuing operations.....    $   .01   $  (.01)    $   .16   $   .14
    Net income (loss)..............    $   .01   $  (.01)    $  (.26)  $  (.28)

  See Note 18 of the Notes to the Consolidated Financial Statements for discussion of the impact of the restatements on each of the three quarters in the nine months ended September 30, 1997.

RESULTS OF OPERATIONS

  1997 Compared to 1996

  The Stop Shipment Order had a material adverse effect on the Company's operations in 1997. Total sales decreased $592,000, or 2%, from $34,785,000 in 1996 to $34,193,000 in 1997. Sales of Animal Health Products in 1997 decreased 7% to $29,096,000, or 85% of total sales, compared with $31,262,000, or 90% of
1996 total sales. Sales of poultry vaccines decreased by $3,301,000, or 17%, to $16,652,000, or 49% of the Company's total sales, compared with $19,953,000, or 57% of 1996 total sales. This decrease was offset in part by an increase of $1,135,000, or 10%, in sales of companion pet products to $12,444,000, or 36% of the Company's total sales in 1997, compared with $11,309,000, or 33% of total 1996 sales. International sales of Animal Health Products decreased by $2,115,000, or 15%, to $11,841,000 in 1997 from
$13,956,000 in 1996. International sales represented 35% of the Company's total sales in 1997 compared with 40% of total sales in 1996.

  Sales of Consumer Products increased $1,574,000, or 45%, in 1997 to $5,097,000 from $3,523,000 in 1996. Sales of Consumer Products represented 15% of the Company's total 1997 sales, up from 10% of total 1996 sales. This increase was due primarily to increased product sales to Glaxo Wellcome and Kimberly Clark. Revenues from Glaxo increased by over $1,000,000 in 1997.

  Gross profit decreased $1,845,000, or 10%, in 1997. As a percentage of sales, gross profit was 48% in 1997 compared with 52% in 1996 due primarily to
(1) manufacturing variances; (2) inventory write-offs; (3) a less favorable product sales mix at the Vineland Laboratories division due to the USDA action; and (4) product sales to Glaxo which were made at cost plus a royalty on Glaxo's sales which results in lower gross profit percentage than other consumer product sales.

  Selling, general and administrative expenses were 44% of sales in 1997 compared with 42% of sales in 1996. Although the Company decreased selling and marketing expenses as a result of the license and supply agreement with Glaxo ("Glaxo Agreement"), total selling, general and administrative expenses increased $512,000 in 1997 due to additional reserves for accounts receivable, and legal and related expenses incurred in connection with the Company's and the USDA and OIG investigations.

  Research and development expenses decreased $338,000, or 17%, in 1997 as the Company curtailed certain development projects primarily in the Consumer Products segment. The Company intends to seek industry partners to fund such research efforts.

  Licensing and research revenue of $150,000 in 1997 represents $100,000 of licensing income from Kimberly Clark and $50,000 of revenue attributable to an agreement entered into on September 30, 1997 between the Company and IMX Pharmaceuticals, Inc. ("IMX"), which grants IMX the exclusive right to market certain Novasome-based topical skin care products in certain mass merchandising markets. Pursuant to this agreement, the Company received 271,714 shares of restricted common stock of IMX. The total investment in IMX stock is valued at $951,000 at December 31, 1997. Deferred revenue under this agreement is also $951,000 at December 31, 1997.

  1996 Compared to 1995

  Sales increased $4,284,000, or 14%, to $34,785,000. The growth occurred in both of the Company's business segments. Sales of Animal Health Products in 1996 increased 8% to $31,262,000, or 90% of total sales, compared with $28,869,000, or 95% of 1995 total sales. Poultry vaccine sales accounted for $19,953,000, or 57% of the Company's total sales. International sales of Animal Health Products increased $2,073,000, or 17%, principally to countries in the Asia/Pacific marketplace, including China, Malaysia, Indonesia and Taiwan. Domestic sales of poultry vaccines decreased 2% from 1995 levels. Companion pet product sales increased $597,000, or 6%, to $11,309,000.

  Sales of Consumer Products increased $1,891,000, or 116%, to $3,523,000 and accounted for 10% of Company sales, up from $1,632,000, or 5% of 1995 total sales. This increase was due principally to continued expansion of the number of products containing the Company's licensed proprietary Novasome lipid vesicle technology sold to Estee Lauder, resulting in a $1,000,000 increase over 1995. Sales of the Company's former line of Nova Skin Care products, which were launched in February 1996, accounted for $402,000 of sales. Marketing rights to these products (Novasome-based alpha-hydroxy acids) in the United States to physicians were licensed to Glaxo in late 1996.

  The Company's gross profit increased $2,991,000, or 20%, with much of the increase attributable to the sales growth. As a percentage of sales, gross profit increased to 52% from 50% during 1995. The significant factor in the gross margin improvement was the increased sales volume of higher margined consumer products. These sales increased the utilization of the Company's skin care manufacturing facility, which started producing products in 1995.

  Selling, general and administrative expenses increased $2,844,000, or 24%. As a percentage of sales, these expenses were 42%, up from 38% in 1995. This increase relates, in part, to the variable selling and distribution costs associated with the higher sales volume. Selling and marketing costs associated with the Nova Skin Care product line were $1,917,000, an increase of $1,667,000 over 1995. In February 1997, the Company reduced its workforce by 14 employees, most of whom were associated with its former Nova Skin Care line.

  Research and development expenses increased $668,000, or 50%, over 1995, due principally to increased new product development efforts in the both of the Company's business segments. These efforts were directed to developing the Nova Skin Care product line and other topical applications of the Novasome technology. The Company continues to develop new vaccines for poultry. The Company had $162,000 of research revenue in 1996, compared to $731,000 in 1995.

  Net interest expense increased $861,000, or 77%, due to higher borrowings which were required to fund the 1995 operating losses of the Company's former biotechnology business segment and the $5,000,000 license payment that was made in connection with the spin-off of Novavax in December 1995. In connection with the settlement of a lawsuit brought against the Company related to employment contracts of certain IGI employees with their former employers, the Company incurred charges of $175,000 for which the Company has issued shares of IGI common stock. This amount is included in other expense.

  The provision for income taxes on continuing operations was lower than the statutory rate due principally to subsidiary Company operating losses reported on a separate return basis for state income tax purposes and research and development tax credits, offset by non-deductible expenses. See also Notes 1, 3, and 10 of Notes to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  During the first quarter of 1998, the Company was engaged in negotiating amendments to its credit agreement with its bank lenders, including waivers of its covenant defaults and an extension of the credit agreement since the Company was in default under certain covenants contained in its bank credit agreement during 1997 and at December 31, 1997. During the period from January 1, 1998 through April 29, 1998, the Company paid interest at a rate of prime plus 4% on outstanding borrowings under its working capital line and prime plus 4 1/2% on outstanding borrowings under its revolving credit facility. The Company entered into an Extension Agreement with its bank lenders as of April 29, 1998 (the "Closing Date") which provided for the waiver of the then existing covenant defaults, extension of the bank credit agreement through March 31, 1999, a maximum credit line facility of $12,000,000 ("Credit Line") and extended terms for repayment of the outstanding $6,857,142 balance (at April 29, 1998) of revolving credit notes ("Revolving Facility").

  The Company was in default under certain covenants contained in the Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from these covenant defaults through January 31, 1999.

  The Extension Agreement and the Forbearance Agreement (the "Agreements") provide for the following:

  . The maximum availability under the Credit Line is subject to the determination of the amount of eligible accounts receivable and eligible inventories. The Credit Line is due and payable in full on January 31, 1999.

  . The outstanding balance of $6,857,142 under the Revolving Facility is due and payable on January 31, 1999.

  . All of the Company's indebtedness to the banks is subject to a security interest in all of the assets of the Company and its significant subsidiaries.

  . Interest on outstanding borrowings under both the Credit Line and the Revolving Facility will be:

    From August 1, 1998 through September 30, 1998............ Prime plus 3 1/2%
    From October 1, 1998 through November 30, 1998............ Prime plus 4 1/2%
    From December 1, 1998 through January 31, 1999............ Prime plus 5 1/2%

  . At the Closing Date the Company issued to the lenders warrants to purchase an aggregate of 540,000 shares of the Company's common stock at an exercise price of $3.50 per share. Warrants ("Unconditional Warrants") to purchase 270,000 shares are exercisable at any time during the period commencing 60 days after issuance and ending on the fifth anniversary of issuance, unless the Company is able to refinance its bank debt by October 31, 1998 in which case these warrants expire. Warrants ("Conditional Warrants") to purchase the remaining 270,000 shares are exercisable at any time during the period commencing September 1, 1998 and ending on the fifth anniversary of issuance, unless the Company is able to refinance its bank debt by December 24, 1998 in which case these warrants expire. The Company has a call option on the warrants, which can only be exercised as to all of the shares issuable at that time, with a repurchase price of $900,000 for each of the Conditional Warrants and Unconditional Warrants. The Company will recognize a non-cash expense for these warrants when earned in accordance with Statement of Financial Accounting Standards No. 123. The Company estimates the total expense for warrants is approximately $400,000, or $.04 per share, net of taxes.

  . The Company agreed to pay Fleet Bank, as agent on behalf of the lenders, a monthly agent's fee of $5,000 and an extension fee of $250,000, of which $60,000 was paid at the time of the Extension, and the balance is payable in three installments through March 24, 1999.

  . The Company agreed to pay Fleet Bank, as agent on behalf of the lenders, a forbearance fee of $140,000, of which $20,000 was paid at the time of the Forbearance, and the balance is payable in three installments through January 15, 1999. However, if the Company is able to replace its existing bank debt within the
   30 days following a forbearance fee due date, the installment then due plus all future installments shall be waived.

  The Agreements require the Company to maintain certain financial ratios and comply with other non-financial covenants, and also prohibits the payment of cash dividends without the prior written consent of the lenders. The Company is actively seeking, and believes it will be able to secure, alternative financing arrangements to replace its existing debt and lending terms through a number of potential options including, but not limited to, the issuance of debt or equity securities or a combination of both. The Company plans to engage an investment banker for the purpose of formulating alternative business strategies and to coordinate the orderly satisfaction of its obligations. No assurance can be given that the Company will be able to obtain alternative financing arrangements, and if it is unsuccessful in doing so, the Company may be required to restrict its business operations or otherwise modify its business strategy. The Company believes it will be able to remain in compliance with its debt covenants through January 30, 1999.

  The Company's operating activities provided $2,437,000 of cash during 1997. Cash was provided from non-cash charges to operations for depreciation, amortization, loss reserves and the $1,000,000 payment from Glaxo under the Glaxo Agreement. These amounts were offset, in part, by increases in accounts receivable, inventories and other current assets. The accounts receivable turnover ratio for 1997 was 4.51 compared to 4.24 for 1996. The accounts receivable balances due from Mexico and Latin America were 24.5% of the total receivable balances before allowance for doubtful accounts as of December 31, 1997 and the Company believes the net amounts are collectible. Mexico and certain Latin American countries are important markets for the Company's poultry vaccines and other products. These countries have historically experienced varying degrees of political unrest and economic and currency instability. In addition, the Company has accounts receivable from countries in the Far East, including Indonesia and Thailand, which represent 17.4% of the total receivable balances before allowance for doubtful accounts at December 31, 1997. This area has recently experienced political, economic and currency instability. Because of the volume of business transacted by the Company in these areas, continuation or the recurrence of such unrest or instability could adversely affect the business of its customers in those countries or the Company's ability to collect its receivables from such customers, which in either case could materially adversely affect the Company's future operating results. The growth in inventories relates principally to a build up in poultry vaccines as a result of the USDA stop shipment actions. The inventory turnover ratio for 1997 was 1.89, compared to
1.82 for the year ended December 31, 1996. The Company believes its reserves for inventory obsolescence and accounts receivable are adequate. The Company used $568,000 for investing activities, principally capital expenditures for the Company's manufacturing operations. Funding for the Company's operating and investing activities were provided by borrowings under the Company's working capital line of credit.

  At July 31, 1998, the Company had no available borrowing capacity under the Credit Line and no borrowings available under the Revolving Facility. Funds generated from operations and existing bank credit facilities are expected to be sufficient to meet the Company's short-term cash requirements. However, the funds available under its existing bank credit facilities are only sufficient to finance the Company's operations at its current levels including the costs associated with the USDA and other regulatory and litigation matters. The Company will be required to raise additional funds to finance capital expenditures as well as the expansion of its business. Additionally, the bank facility expires in January 1999. The Company, therefore, intends to seek additional funds through the issuance of debt or equity securities or a combination of both. No assurance can be given that the Company will be able to obtain the additional required funds, and if it is unsuccessful in doing so the Company may be required to restrict its business operations or otherwise modify its business strategy.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The industry segments in which the Company competes are constantly changing and are subject to significant competitive pressures. The following sets forth some of the risks which the Company faces.

ADVERSE EFFECTS OF USDA ACTIONS AND OIG AND U.S. ATTORNEY INVESTIGATIONS

  The Company believes that the Stop Shipment Order and other actions by the USDA in 1997 and the ongoing government investigations described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and the costs incurred in connection with those investigations will have a materially adverse effect on its business and results of operations in 1998. First, the Company needs to attract, train and retain key employees for its management team to replace key employees terminated in 1997 and 1998, including corporate officers to head up its manufacturing operations, marketing and sales and business development. Second, the Company needs to satisfy the USDA and the government agencies and its customers that it has established and implemented compliance programs that will prevent future violations of government regulations applicable to its poultry vaccine business. Third, it must assure its customers that its future business operations will comply with all applicable government rules and regulations and that its financial condition is adequate to meet its business commitments and to maintain a viable and stable business environment. Fourth, it must comply with all of the covenants in its bank credit agreement to assure continued bank financing of its operations and replace its current bank agreement. Fifth, it must raise additional funds, either through additional borrowing or the sale of equity, to meet its growth objective and to maintain its competitive position. Sixth, it must overcome the adverse effects of the AMEX's trading suspension of the Company's Common Stock to provide the opportunity for the Company to raise additional funds for its business. No assurance can be given that the Company will be able to accomplish all or any of the foregoing requirements, and if it is unsuccessful in doing so, or if the OIG, U.S. Attorney or the SEC decides to commence enforcement proceedings against the Company, those proceedings, as well as the costs and expenses related to them, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the costs and expenses, including legal, accounting and consulting fees and expenses, associated with the ongoing investigations and existing and potential litigation have been, and are expected to continue to be, substantial and will have a materially adverse effect on the Company's 1998 operating results.

  The Company is cooperating fully with the U.S. Attorney and each of the regulatory agencies and has produced a substantial amount of documents and information requested by the U.S. Attorney. The U.S. Attorney has not indicated what course of action, if any, it may pursue with respect to IGI in light of the Company's extensive cooperation. The Company has not been advised that it or any of its present employees are targets of any Justice Department or regulatory investigation. Although there can be no assurance as to the outcome of any proceeding, the Company expects that it will be able to achieve a satisfactory resolution of its existing regulatory and litigation matters. However, if criminal charges were to be brought against IGI, the Company could incur substantial costs in fines and attorney's fees to defend the action. The Company could also face additional substantial costs in administrative civil penalties. Since the Company expects a satisfactory resolution of these matters, no reserves were provided at December 31, 1997.

HIGHLY LEVERAGED; INABILITY TO OBTAIN ADDITIONAL FUNDING

  The Company has historically applied the operating profits from its animal health products business to fund the development of its consumer products business and its former biotechnology business, Novavax, which was distributed to the Company's stockholders in December 1995. The Company is currently very highly leveraged and has negative working capital, and therefore will need additional capital to finance the expansion of its animal health products and consumer products businesses. No assurance can be given that such funds will be obtained when required or, if obtainable, on terms that are favorable to the Company.

  The Company was in violation of certain covenants in its bank credit agreements during 1997 and at December 31, 1997. In April 1998 the banks agreed to a waiver of the covenant defaults and to extend the credit agreement on revised terms and conditions through March 31, 1999. The Company was in default under certain covenants contained in the Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from these covenant defaults through January 31, 1999. The Company is actively seeking alternative financing arrangements to replace its existing debt and lending terms through a number of potential options including, but not limited to, the issuance of debt or equity securities or a combination of both. No assurance can be given that the Company will be able to obtain alternative financing arrangements, and if it is unsuccessful in doing so, the Company may be required to restrict its business operations or otherwise modify its business strategy. The Company believes it will be able to remain in compliance with its debt covenants through January 30, 1999. No assurance can be given that the banks will waive future covenant defaults or modify the terms of the credit agreement to accommodate the Company.

SUSPENSION OF TRADING

  The Company was unable to file its 1997 Annual Report on Form 10-K by the March 31, 1998 due date. As a result, the AMEX halted trading of the Company's common stock. No assurance can be given that AMEX trading privileges will be resumed in the future. The failure of the Company to maintain its trading on the AMEX could adversely affect its ability to raise additional funds required for its business through the sale of debt or equity securities and would limit and adversely affect the trading market for its outstanding common stock and the ability of stockholders to liquify their holdings on favorable market terms.

INTENSE COMPETITION IN CONSUMER PRODUCTS BUSINESS

  The Company's Consumer Products Business competes with large, well-financed cosmetics and consumer products companies with development and marketing groups that are experienced in the industry and possess far greater resources than those available to the Company. There is no assurance that the Company's consumer products can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company's customers that use the Company's Novasome lipid vesicles in their products may decide to reduce their purchases from the Company or shift their business to other technologies.

COMPETITION IN POULTRY VACCINE BUSINESS

  The Company is encountering increasingly severe competition from international producers of poultry vaccines, particularly increased price competition coupled with a downward trend in vaccine prices.

FOREIGN REGULATORY AND ECONOMIC CONSIDERATIONS

  The Company's business may be adversely affected by foreign import restrictions and additional regulatory requirements. Also, unstable or adverse economic conditions and fiscal and monetary policies in certain Latin American and Far East countries, an increasingly important market for the Company's animal health products, could adversely affect the Company's future business in these countries.

RAPIDLY CHANGING MARKETPLACE FOR ANIMAL HEALTH PRODUCTS

  The emergence of pet superstores, the consolidation of distribution channels into a smaller number of large, more powerful companies and the changing role of veterinarians in the distribution of animal health products, could adversely affect the Company's ability to expand its animal health business and to operate at the gross margin levels historically enjoyed by the Company.

EFFECT OF RAPIDLY CHANGING TECHNOLOGIES

  The Company expects to rely on the features of its technologies to license the technologies to third parties which would manufacture and market products incorporating the technologies. However, if its competitors develop new and improved technologies that are superior to the Company's technologies, its technologies could be less acceptable in the marketplace and therefore the Company's planned technology licensing could be materially adversely affected.

REGULATORY CONSIDERATIONS

  The Company's animal health products are regulated by the USDA and the FDA which subject the Company to review, oversight and periodic inspections. Any new products are subject to expensive and sometimes protracted USDA and FDA regulatory approval. Also, certain of the Company's products may not be approved for sales overseas on a timely basis, thereby limiting the Company's ability to expand its foreign sales.

YEAR 2000

  The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to the processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established a management committee to evaluate the risk and costs associated with this problem. An initial assessment has been completed and the cost of achieving Year 2000 compliance is currently estimated to be approximately $350,000 over the cost of normal hardware and software upgrades and replacements and will be incurred from October 1998 through fiscal 1999.

ACCOUNTING STANDARDS CHANGES

  In June 1997, the Financial Accounting Board ("FASB") issued Statement of Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." This Statement establishes standards for reporting all components of comprehensive income. This Statement is effective for financial statements issued for periods ending after December 15, 1998. The Company is currently evaluating the impact, if any, adoption of SAFS No. 130 will have on its financial statements.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which revises disclosure requirements related to operating segments, products and services, the geographic areas in which the Company operates and major customers. The Company will adopt this statement for fiscal 1998 and does not presently anticipate any material change in its disclosures.

INCOME TAXES

  The Company has a net deferred tax asset in the amount of approximately $4 million as of December 31, 1997. The largest deferred tax asset relates to the $5 million Novavax license payment that is being deducted over a ten-year period which began in 1996. Management believes, on a more likely than not basis, that the Company's net deferred tax asset will be realized through the reversal of existing taxable temporary differences and the generation of sufficient future taxable operating income to ensure utilization of remaining deductible temporary differences, net operating losses and tax credits. The minimum level of future taxable income necessary to realize the Company's net deferred tax assets at December 31, 1997, is approximately $15 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its net deferred assets. The majority of the net operating loss carryforwards expire in 2007 and federal research credits expire in varying amounts through the year 2012. Management believes that it will be able to utilize these carryforwards. The Company's consolidated federal taxable loss in 1997 and 1996 differed from its consolidated financial statement loss. In 1997 and 1996, taxable loss was lower due to increases in reserves for inventories and accounts receivable plus lower depreciation claimed for tax purposes, which exceeded the tax deductions for a portion of the prepaid license agreement. In 1995, taxable income from continuing operations was lower due to tax deductions relating to nonqualifying stock dispositions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and notes thereto listed in the accompanying index to financial statements (Item 14) are filed as part of this Annual Report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On July 23, 1997, the Company was informed by Coopers & Lybrand L.L.P. (C&L), who were the Company's independent accountants for the years ended December 31, 1996 and 1995, that C&L was resigning as the Company's auditors effective as of that date. C&L's reports on the Company's 1996 and 1995 financial statements contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to terminate the client-auditor relationship between the Company and C&L was made by C&L, and neither the Company's Board of Directors nor its Audit Committee participated in the decision to change the Company's independent accountants. In connection with its audits for the two years ended December 31, 1996, and through July 23, 1997, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement would have caused C&L to make reference thereto in their report on the financial statements for such periods. On September 8, 1997, the Company engaged Price Waterhouse LLP ("PW") to act as its independent accountants. The Company did not consult with PW during the Company's two most recent fiscal years and any subsequent interim period prior to engaging them regarding matters that were or should have been subject to Statement on Auditing Standard No. 50 or any subject matter of a disagreement or reportable event with its former accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and is incorporated herein by reference.

  The following table sets forth certain information with respect to the directors and the Company:

                                                   PRINCIPAL OCCUPATION, OTHER
                                                   BUSINESS EXPERIENCE DURING
                                        DIRECTOR    PAST FIVE YEARS AND OTHER
                NAME                AGE  SINCE            DIRECTORSHIPS
                ----                --- -------- ------------------------------
 Edward B. Hager, M.D. ...........  67    1977   Chairman of the Board of
                                                 Directors and Chief Executive
                                                 Officer of IGI, Inc. since
                                                 1977; Chairman of the Board of
                                                 Directors and Chief Executive
                                                 Officer of Novavax, Inc. from
                                                 1987 to June 1996; Chairman of
                                                 the Board of Directors of
                                                 Novavax, Inc. from February
                                                 1997 to March 1998; Dr. Hager
                                                 is the husband of Jane E.
                                                 Hager.

 Jane E. Hager....................  52    1977   President of Prescott
                                                 Investment Corp. (real estate
                                                 development), Lyndeboro, NH
                                                 since 1991; former Treasurer
                                                 and Secretary of IGI, Inc.;
                                                 Director of Fleet Bank-NH,
                                                 Nashua, NH from 1986 to 1997;
                                                 Trustee and Treasurer of the
                                                 University System of New
                                                 Hampshire; Overseer of
                                                 Dartmouth Mary Hitchcock
                                                 Hospital; Incorporator of New
                                                 Hampshire Charitable Fund,
                                                 Concord, NH; Director of
                                                 Novavax, Inc. from February
                                                 1997 to March 1998; Mrs. Hager
                                                 is the wife of Edward B.
                                                 Hager.

 John P. Gallo....................  55    1985   President and Chief Operating
                                                 Officer of IGI, Inc. from 1985
                                                 to November 1997; President of
                                                 Novavax, Inc. from January
                                                 through September 1995, and
                                                 Chief Operating Officer and
                                                 Treasurer of Novavax, Inc.
                                                 from September 1995 to May
                                                 1996.

 David G. Pinosky, M.D. ..........  68    1980   Member of the faculty of the
                                                 University of Miami School of
                                                 Medicine since 1963; Medical
                                                 Director, Psychiatric Unit,
                                                 Palmetto General Hospital,
                                                 Hialeah, FL since 1986;
                                                 President, Miami Psychiatric
                                                 Associates since 1971; Medical
                                                 Director of Highland Park
                                                 General Hospital, Miami, FL
                                                 from 1971 to 1986.

 Terrence O'Donnell...............  54    1993   Member of law firm of Williams
                                                 & Connolly, Washington, D.C.
                                                 since March 1992 and from
                                                 March 1977 to October 1989;
                                                 General Counsel of Department
                                                 of Defense from October 1989
                                                 to March 1992; Special
                                                 Assistant to President Ford


                                                   PRINCIPAL OCCUPATION, OTHER
                                                   BUSINESS EXPERIENCE DURING
                                        DIRECTOR    PAST FIVE YEARS AND OTHER
                NAME                AGE  SINCE            DIRECTORSHIPS
                ----                --- -------- ------------------------------
                                                 from August 1974 to January
                                                 1977; Deputy Special Assistant
                                                 to President Nixon from May
                                                 1972 to August 1974; Director
                                                 of MLC Holdings.

 Constantine L. Hampers, MD.......  65    1994   Chief Executive Officer of MDL
                                                 Consulting Associates since
                                                 1996; Chairman of the Board of
                                                 Directors and Chief Executive
                                                 Officer of National Medical
                                                 Care, Inc., a provider of in-
                                                 center and home kidney
                                                 dialysis services and
                                                 products, from 1968 to 1996;
                                                 Executive Vice President and
                                                 Director of W. R. Grace & Co.
                                                 ("W. R. Grace") from 1986 to
                                                 1996; Director of Artificial
                                                 Kidney Services at Peter Bent
                                                 Brigham Hospital and Assistant
                                                 Professor of Medicine at
                                                 Harvard University School of
                                                 Medicine prior to 1968 and for
                                                 several years thereafter.

 Paul D. Paganucci................  67    1996   1996 Chairman of the Board of
                                                 Directors of Ledyard National
                                                 Bank since 1991; Chairman of
                                                 the Executive Committee of
                                                 Board of Directors of W.R.
                                                 Grace from 1989 to 1991; Vice
                                                 Chairman of W.R. Grace from
                                                 1986 to 1989; Executive Vice
                                                 President of W.R. Grace from
                                                 January 1986 to November 1986;
                                                 Director of HRE Properties,
                                                 Inc., Filene's Basement, Inc.
                                                 and Allmerica Securities
                                                 Trust.

 Terrence D. Daniels..............  55    1996   President of Quad-C (a
                                                 structured investment firm)
                                                 since 1990; Vice Chairman of
                                                 W.R. Grace & Co. from 1986 to
                                                 1989; Director of DSG
                                                 International Ltd., Eskimo Pie
                                                 Corporation and Stimsonite
                                                 Corporation.

 F. Steven Berg...................  63    1998   President of Bishopsgate
                                                 Financial Corp. (Investment
                                                 company) since 1990.

  Mr. Gallo has not been nominated for election as a director at the next Annual Meeting of Shareholders.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock ("Reporting Persons") to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Except as set forth below, and based solely on its review of copies of reports filed by Reporting Persons furnished to the Company, the Company believes that during 1997 its Reporting Persons complied with all Section 16(a) filing requirements. F. Steven Berg, a director of the Company, failed to file on a timely basis a Form 3--Initial Statement of Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the four most highly compensated executive officers of the Company who received compensation in excess of $100,000 during 1997 and who were serving as executive officers at the end of 1997 and the former President of the Company, whose employment was terminated in November 1997 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                            LONG-TERM
                                                           COMPENSATION
                                                           ------------
                                                              AWARDS
                                                           ------------
                                  ANNUAL COMPENSATION
                              ----------------------------  SECURITIES
                                              OTHER ANNUAL  UNDERLYING   ALL OTHER
   NAME AND PRINCIPAL          SALARY  BONUS  COMPENSATION  OPTIONS(2)  COMPENSATION
        POSITION         YEAR   ($)     ($)     (1) ($)        (#)        (3) ($)
   ------------------    ---- -------- ------ ------------ ------------ ------------
Edward B. Hager......... 1997 $303,480 $  --     $  --           --       $11,944
 Chief Executive Officer 1996  345,455    --        --        50,000       12,864
                         1995  314,050 55,000       --        50,000       12,062

John P. Gallo (4)....... 1997  329,172    --      1,678          --        12,288
 President and Chief
  Operating              1996  345,455    --     44,860       50,000       12,772
  Officer                1995  314,050 50,000    41,777       50,000       12,062

Stephen G. Hoch (5)..... 1997  218,149    --      7,200          --         8,166
 Vice President          1996  200,293 10,000     7,200        5,000        9,128
                         1995  186,886  5,000     7,200        5,000        9,609

Lawrence N. Zitto (6)... 1997  166,689    --      7,200          --         9,381
 Vice President          1996  155,138 10,000     7,200       10,000       11,562
                         1995  140,196 10,000     7,200       10,000       11,727

Surendra Kumar (7)...... 1997  140,947    --      7,200          --         7,834
 Vice President          1996  130,698  5,000     7,200        5,000        9,362
                         1995  121,990  5,000     7,200        5,000        8,486

Kevin J. Bratton........ 1997  122,723    --      6,000          --         8,847
 Vice President and
  Treasurer              1996  116,416  3,000     6,000        5,000       10,588
                         1995  113,807  2,000     6,000        5,000       10,938

--------
(1) The amounts shown in this column represent automobile allowances, medical expense reimbursement, housing allowances and compensation for unused vacation time. Mr. Gallo received $38,653 and $36,237 in 1996 and 1995, respectively, as compensation for unused vacation time. Mr. Gallo received no compensation for unused vacation time in 1997.

(2) The Company has never granted any stock appreciation rights.

(3) The amounts shown in this column represent premiums for group life insurance and medical insurance paid by the Company and the Company's contributions under its 401(k) plan. The group life insurance premiums paid by the Company for each of Dr. Hager and Messrs. Gallo, Hoch, Zitto, Kumar and Bratton for the last fiscal year were $800, $1,128, $1,230, $1,230, $1,058 and $1,023, respectively. The medical insurance premiums paid by the Company during 1997 for each of Dr. Hager and Messrs. Gallo, Hoch, Zitto, Kumar and Bratton were $8,581, $7,843, $4,402, $6,259, $5,047 and $6,259, respectively. The Company's matching contributions under its 401(k) savings plan to each of Dr. Hager and Messrs. Gallo, Hoch, Zitto, Kumar and Bratton for the last fiscal year were $2,563, $2,579, $2,534, $1,892, $1,729 and
   $1,615, respectively.

(4) In November 1997, the Company terminated Mr. Gallo for willful misconduct in the performance of his executive duties. In connection with the December 1995 spin-off of Novavax, Inc. ("Novavax"), a formerly majority-owned subsidiary of the Company, Mr. Gallo also served as Chief Operating Officer and Treasurer of Novavax from January 1996 to June 30,1996. Pursuant to a Transition Services Agreement entered into by the Company and Novavax to facilitate the spin-off, Novavax agreed to pay half of Mr. Gallo's salary during this time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(5) Mr. Hoch resigned in July 1998.

(6) Mr. Zitto resigned in April 1998.

(7) Dr. Kumar resigned in February 1998.

STOCK OPTIONS

  No stock options or SAR's were granted to any Named Executive Officers during 1997. The following table summarizes option exercises during 1997 by the Named Executive Officers and the value of the options held by such persons at the end of 1997.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                    NUMBER OF SECURITIES
                                                   UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                          VALUE       OPTIONS AT FISCAL        IN-THE-MONEY OPTIONS AT
                         SHARES ACQUIRED REALIZED       YEAR-END (#)             FISCAL YEAR-END ($)
          NAME           ON EXERCISE (#) ($) (1)  EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE (2)
          ----           --------------- -------- ------------------------- -----------------------------
Edward B. Hager.........     20,000      $11,950       425,000/0                        $0/$0
John P. Gallo...........        --           --        325,000/0                         0/0
Stephen G. Hoch.........        --           --         42,250/8,250                     0/0
Lawrence N. Zitto.......        --           --         52,500/15,000                    0/0
Surendra Kumar..........        --           --         34,250/7,500                     0/0
Kevin J. Bratton........        --           --         21,000/7,000                     0/0

--------
(1) Represents the difference between the exercise price and the last sales price of the Common Stock on the date of exercise.

(2) Value based on market value of the Company's Common Stock at December 31, 1997 ($3.75 per share) minus the exercise price.

EMPLOYMENT AGREEMENTS

  In October 1997, the Company amended the Employment Agreement with each of Dr. Hager and Mr. Gallo to provide for a reduction in their annual salaries, but extended the period for payment of the reduced salaries through the year 2005. On January 19, 1998, the Board of Directors rescinded the revised salary arrangements for Dr. Hager and restored the annual salary payable under his Employment Agreement ($380,000 for 1997). In addition, pursuant to his Employment Agreement, Dr. Hager is entitled to an annual increase of 10% of his prior year's salary each year through December 31, 1999, the expiration date of the Employment Agreement. However, Dr. Hager has waived the 10% increase for 1998 and agreed to defer the payment of his annual salary, without interest, to preserve cash for the Company's cash needs. Dr. Hager's accrued unpaid salary as of June 30,

1998 was $190,000 and that amount plus future deferred salary payments will be paid to Dr. Hager at such time as the Board of Directors of the Company, in consultation with the Compensation Committee, determines that the Company's cash position is adequate to pay the deferred amount and to resume the current payment of his salary. His agreement also provides for continuation of his salary through December 31, 1999, in the event he is terminated without cause prior to that date.

  Mr. Gallo, the former President of the Company, had an Employment Agreement similar to Dr. Hager's. However, on November 22, 1997, the Company terminated Mr. Gallo's employment for willful misconduct in the performance of his executive duties, and on April 21, 1998 the Company commenced a lawsuit against Mr. Gallo. See "Legal Proceedings."

  Each of Dr. Hager and Mr. Gallo is bound by certain non-compete and non-solicitation obligations for five years after termination of employment or such longer period during which he receives severance payments under the employment agreement.

  The Company has finalized arrangements with each of Messrs. Wall and Woitach on the basic terms of their employment by the Company that have not been formalized into a final document. Pursuant to these agreements, Messrs. Wall and Woitach are entitled to continuation of their respective salary for up to one year for Mr. Wall and up to 18 months for Mr. Woitach, based upon the length of service, if terminated without cause prior to that date. The arrangements for Messrs. Wall and Woitach are for a one year period which is automatically extended annually unless terminated by the Company by written notice at least 90 days prior to renewal.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Drs. Hampers, Chairman of the Compensation and Stock Option Committee (the "Committee"), and Pinosky and Messrs. Daniels and O'Donnell served as members of the Committee during 1997.

DIRECTOR COMPENSATION AND STOCK OPTIONS

  Each director not employed by the Company receives $2,000 for each meeting of the Board of Directors he or she attends.

  Pursuant to the Company's 1991 Stock Option Plan (the "1991 Plan"), each director who is not an employee of the Company (an "Eligible Director") is granted a stock option for the purchase of 20,000 shares of Common Stock sixty days after his or her initial election as a director. In addition, the 1991 Plan provides that each Eligible Director will be granted a stock option to purchase 10,000 shares of Common Stock on the last business day of each of the calendar years through 1999. Each Eligible Director elected on or after March 13, 1991 received an option for the initial grant of 20,000 shares, and each Eligible Director then serving as a director received additional options for 10,000 shares in each of the years 1992 through 1997. Options granted to Eligible Directors are exercisable in full beginning six months after the date of grant and terminate ten years after the date of grant. Such options cease to be exercisable at the earlier of their expiration or three years after an Eligible Director ceases to be a director for any reason. In the event that an Eligible Director ceases to be a director on account of his death, his outstanding options (whether exercisable or not on the date of death) may be exercised within three years after such date (subject to the condition that no such option may be exercised after the expiration of ten years from its date of grant).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

  The following table sets forth information as of July 31, 1998 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) the directors of the Company, (iii) the Named Executive Officers and (iv) the directors and executive officers of the Company as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                                                      PERCENT OF
                 BENEFICIAL OWNER                   NUMBER OF SHARES    CLASS
                 ----------------                   ----------------  ----------
Stephen J. Morris..................................    2,254,635(1)      23.8%
 66 Navesink Avenue
 Rumson, New Jersey

Jane E. Hager......................................    1,204,815(2)      12.5%
 Pinnacle Mountain Farms
 Lyndeboro, NH 03082

Edward B. Hager, M.D...............................    1,065,815(3)      10.8%
 Pinnacle Mountain Farms
 Lyndeboro, NH 03082

Mellon Bank Corporation............................      881,310(4)       9.1%
 One Mellon Bank Center
 Pittsburgh, PA 15258

John P. Gallo......................................      643,397(5)       6.6%
 Country Club Lane
 Buena, NJ 08310

David G. Pinosky, M.D..............................      304,900(6)       3.1%
Terrence O'Donnell.................................       70,000(7)         *
Constantine L. Hampers, M.D........................       63,000(8)         *
Terrence D. Daniels................................       40,000(9)         *
Paul D. Paganucci..................................       40,000(9)         *
F. Steven Berg.....................................          --             *
Stephen G. Hoch....................................       42,250(10)        *
Lawrence N. Zitto..................................       67,500(11)        *
Surendra Kumar.....................................        8,000            *
Kevin J. Bratton...................................       26,500(12)        *
All executive officers and directors, as a group
 (13 Persons)......................................    2,292,965(13)     21.8%

--------
  *  Less than 1% of the Common Stock outstanding.

 (1) The information reported is based on Amendment No. 2 to Schedule 13D dated December 29, 1997 and filed with the Securities and Exchange Commission (the "Commission") by Stephen J. Morris. Mr. Morris has sole voting power and investment power with respect to 1,481,000 shares and shared voting power with respect to 773,635 shares.

 (2) Includes 639,815 shares beneficially owned by Dr. Hager, as co-trustee of the Hager Family Trust as to which Mrs. Hager as co-trustee of the Hager Family Trust, has shared voting and investment power. Includes 140,000 shares which may be acquired pursuant to stock options exercisable within 60 days after July 31, 1998.

 (3) Includes 425,000 shares which Dr. Hager may acquire pursuant to stock options exercisable within 60 days after July 31, 1998, and 639,815 shares (also listed above) beneficially owned by Mrs. Hager as co-trustee of the Hager family trust.

 (4) The information reported is based on a Schedule 13G dated January 20, 1998, filed with the Commission by Mellon Bank Corporation. Includes 240,000 shares which may be acquired pursuant to warrants exercisable within 60 days after July 31, 1998. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".)

 (5) Includes 325,000 shares which Mr. Gallo may acquire pursuant to stock options exercisable within 60 days after July 31, 1998. The Company terminated Mr. Gallo as President and Chief Operating Officer on November 22, 1997.

 (6) Includes 140,000 shares which may be acquired pursuant to stock options exercisable within 60 days after July 31, 1998.

 (7) Consists of 70,000 shares which may be acquired pursuant to stock options exercisable within 60 days after July 31, 1998.

 (8) Includes 60,000 shares which may be acquired pursuant to stock options exercisable within 60 days after July 31, 1998.

 (9) Consists of 40,000 shares which may be acquired pursuant to stock options exercisable within 60 days after July 31, 1998.

(10) Consists of 42,250 shares which may be acquired pursuant to stock options exercisable within 60 days after July 31, 1998.

(11) Includes 52,500 shares which may be acquired pursuant to stock options exercisable within 60 days after July 31, 1998.

(12) Includes 21,000 shares which may be acquired pursuant to stock options exercisable within 60 days after July 31, 1998.

(13) Includes 1,030,750 shares which may be acquired pursuant to stock options exercisable within 60 days after July 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In November 1990, the Company advanced $70,000 to Mr. Gallo, the President and Chief Operating Officer of the Company until the termination of his employment on November 22, 1997. Mr. Gallo issued the Company a note in the principal amount of $70,000 bearing interest at the Company's bank borrowing rate plus 1/4% per annum and secured by 10,000 shares of Common Stock. As of June 30, 1998, the amount of indebtedness outstanding was $129,083. As set forth above, in April 1998 the Company commenced a lawsuit against Mr. Gallo for damages suffered by the Company for his willful misconduct in the performance of his executive duties. As part of the lawsuit, the Company is also demanding that Mr. Gallo repay this indebtedness. See "Legal Proceedings". Due to the uncertainty of the outcome of the litigation against Mr. Gallo, the Company has recorded a reserve against the note receivable balance at December 31, 1997.

  During 1997, Dr. Hager and other Company personnel traveled at various times on Company business on an airplane owned by a company which is wholly-owned by Jane E. Hager, his wife and a director of the Company. Total charges to the Company for its use of the airplane in 1997 were $68,930. The Board of Directors authorized use of the aircraft for business travel, provided that
(i) the air travel rate billed to the Company for use of the airplane be at least as favorable as the rate charged by private aircraft owners unaffiliated with the Company, and (ii) use of the airplane be limited to 100 hours at $1,350 per hour. However, the Company was only billed for Dr. Hager's business use of the aircraft at rates not exceeding those for first class commercial airfare.

  The Company has $6,857,142 of revolving credit notes and a $12,000,000 working capital line of credit with Fleet Bank--NH and Mellon Bank, N.A. Mrs. Hager, a director of the Company, was a director of Fleet Bank--NH from 1986 to 1997. In connection with the April 29, 1998 Extension Agreement, the Company issued to Mellon Bank warrants to purchase an aggregate of 240,000 shares of the Company's common stock at an exercise price of $3.50 per share. On August 19, 1998, the Company and its bank lenders, Fleet Bank--NH and Mellon Bank, N.A., entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from covenant defaults through January 31, 1999. (See "Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".) As of July 31, 1998, Mellon Bank was the beneficial owner of 881,310 shares of the Company's common stock or 9.1% of the outstanding shares.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements:

      Reports of Independent Accountants

      Consolidated Balance Sheets, December 31, 1997 and 1996

      Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

      Schedule II. Valuation and Qualifying Accounts and Reserves

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

  (b)     Reports on Form 8-K

      On December 4, 1997, the Company filed a Current Report on Form 8-K, dated November 24, 1997, to report under Item 5 (Other Events) that it had terminated the employment of John P. Gallo as its President and Chief Operating Officer.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 1998                          IGI, Inc.
                                               By: /s/ Edward B. Hager
                                               -----------------------
                                               Edward B. Hager,
                                               Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

             SIGNATURES                        TITLE                 DATE

        /s/ Edward B. Hager            Chairman of the         August 24, 1998
-------------------------------------   Board
           EDWARD B. HAGER

         /s/ John F. Wall              Principal Financial     August 24, 1998
-------------------------------------   and Accounting
            JOHN F. WALL                Officer

       /s/ Terrence D. Daniels         Director                August 24, 1998
-------------------------------------
         TERRENCE D. DANIELS

         /s/ Jane E. Hager             Director                August 24, 1998
-------------------------------------
            JANE E. HAGER

    /s/ Constantine L. Hampers         Director                August 24, 1998
-------------------------------------
       CONSTANTINE L. HAMPERS

      /s/ Terrence O'Donnell           Director                August 24, 1998
-------------------------------------
         TERRENCE O'DONNELL

       /s/ Paul D. Paganucci           Director                August 24, 1998
-------------------------------------
          PAUL D. PAGANUCCI

       /s/ David G. Pinosky            Director                August 24, 1998
-------------------------------------
          DAVID G. PINOSKY

                                       Director
-------------------------------------
           F. STEVEN BERG

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IGI, Inc.:

  In our opinion, the consolidated financial statements and financial statement schedule as listed in Item 14(a) of this Form 10-K, after the restatement described in Note 2, present fairly, in all material respects, the financial position of IGI, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 8, the Company has substantial debt due on January 31, 1999, and is actively seeking alternative financing arrangements. Also, as discussed in Note 13, the Company is involved in certain litigation matters and is responding to inquiries from regulatory agencies. The Company expects to achieve a satisfactory resolution of its existing regulatory and litigation matters.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
July 31, 1998, except as to Note 8, which is as of August 19, 1998

                           IGI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                             1997       1996
                                                           --------  ----------
                                                                     (RESTATED)
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $  1,196   $   317
  Accounts receivable, less allowance for doubtful
   accounts of $903 and $238 in 1997 and 1996,
   respectively...........................................    6,851     8,365
  Receivable due under royalty agreement..................      --      1,000
  Inventories.............................................    9,816     9,067
  Current deferred taxes..................................      728       310
  Prepaid expenses and other current assets...............      819     1,217
                                                           --------   -------
    Total current assets..................................   19,410    20,276
                                                           --------   -------
Investments...............................................    1,011        60
Property, plant and equipment--at cost:
  Land....................................................      625       625
  Buildings...............................................    9,600     9,382
  Machinery and equipment.................................    9,659     9,241
                                                           --------   -------
                                                             19,884    19,248
Less accumulated depreciation.............................  (10,048)   (9,121)
                                                           --------   -------
                                                              9,836    10,127
                                                           --------   -------
Deferred income taxes.....................................    3,247     3,073
Notes receivable..........................................      --        162
Other assets..............................................      540       686
                                                           --------   -------
                                                           $ 34,044   $34,384
                                                           ========   =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank................................... $ 12,000   $ 9,642
  Revolving credit facility...............................    6,857     3,443
  Accounts payable........................................    3,841     2,665
  Accrued payroll.........................................      183       470
  Other accrued expenses..................................      909       675
  Income taxes payable....................................       89        38
                                                           --------   -------
    Total current liabilities.............................   23,879    16,933
                                                           --------   -------
Long-term debt, less current maturities...................       36     6,893
                                                           --------   -------
Deferred income from royalty contract.....................    1,801     1,000
                                                           --------   -------
Commitment and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 30,000,000 shares autho-
   rized; 9,602,681 and 9,572,681 shares issued in 1997
   and 1996, respectively.................................       96        96
  Stock subscribed........................................       --       175
  Additional paid-in capital..............................   19,074    19,115
  Accumulated deficit.....................................   (8,649)   (7,196)
                                                           --------   -------
                                                             10,521    12,190
Less treasury stock; 136,014 and 164,082 shares at cost,
 in 1997 and 1996, respectively...........................   (2,163)   (2,518)
Stockholders' notes receivable............................      (30)     (114)
                                                           --------   -------
    Total stockholders' equity............................    8,328     9,558
                                                           --------   -------
                                                           $ 34,044   $34,384
                                                           ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                  1997        1996       1995
                                                ---------  ----------  ---------
                                                           (RESTATED)  (RESTATED)
Net sales.....................................  $  34,193  $  34,785   $  30,501
Cost of sales.................................     17,834     16,581      15,288
                                                ---------  ---------   ---------
Gross profit..................................     16,359     18,204      15,213
Selling, general and administrative expenses..     14,997     14,485      11,641
Research and development expenses.............      1,675      2,013       1,345
Licensing and research revenues...............       (150)      (162)       (731)
                                                ---------  ---------   ---------
Operating profit (loss).......................       (163)     1,868       2,958
Interest expense..............................     (1,853)    (1,984)     (1,269)
Interest income...............................        --         --          146
Other income (expense), net...................        (11)      (202)          7
                                                ---------  ---------   ---------
Income (loss) from continuing operations
 before provision for income taxes............     (2,027)      (318)      1,842
Provision (benefit) for income taxes..........       (574)      (180)        513
                                                ---------  ---------   ---------
Income (loss) from continuing operations......     (1,453)      (138)      1,329
Loss from discontinued operations net of in-
 come tax benefits............................         -          -       (4,034)
                                                ---------  ---------   ---------
Net loss......................................  $  (1,453) $    (138)  $  (2,705)
                                                =========  =========   =========
Income (loss) per common and common equivalent
 share:
  Basic:
    From continuing operations................  $    (.15) $    (.01)  $     .14
                                                =========  =========   =========
    From discontinued operations..............  $     --   $     --    $    (.44)
                                                =========  =========   =========
    Net loss..................................  $    (.15) $    (.01)  $    (.29)
                                                =========  =========   =========
  Diluted:
    From continuing operations................  $    (.15) $    (.01)  $     .14
                                                =========  =========   =========
    From discontinued operations..............  $     --   $     --    $    (.41)
                                                =========  =========   =========
    Net loss..................................  $    (.15) $    (.01)  $    (.28)
                                                =========  =========   =========
Average number of common and common equivalent
 shares:
  Basic.......................................  9,457,938  9,323,440   9,173,156
                                                =========  =========   =========
  Diluted.....................................  9,457,938  9,323,440   9,725,230
                                                =========  =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                   1997       1996      1995
                                                  -------  ---------- ---------
                                                           (RESTATED) (RESTATED)
Cash flows from operating activities:
  Net loss......................................  $(1,453)  $  (138)   $(2,705)
  Reconciliation of net loss to net cash used by
   operating activities:
    Depreciation and amortization...............    1,037       992        836
    Provision for loss on accounts and notes
     receivable and inventories.................    1,610       412        825
    Recognition of deferred revenue.............     (150)      --         --
    Issuance of stock to 401(k) plan............       40        91         69
    Benefit for deferred income taxes...........     (585)     (189)      (209)
    Stock option compensation expense...........       47       156        --
    Litigation settlement in common stock.......      (50)      175        --
  Changes in operating assets and liabilities:
    Accounts receivable.........................      721      (300)      (890)
    Inventories.................................   (1,352)     (375)    (1,751)
    Receivable due under royalty agreement......    1,000       --         --
    Prepaid and other assets....................      398      (455)       151
    Accounts payable and accrued expenses.......    1,123       130        939
    Income taxes payable/refundable.............       51        22          1
    Reimbursement from former subsidiary........      --        --         250
    Net assets of biotechnology segment.........      --        --        (226)
                                                  -------   -------    -------
Net cash provided from (used by) operating ac-
 tivities.......................................    2,437       521     (2,710)
                                                  -------   -------    -------
Cash flows from investing activities:
  Capital expenditures, net.....................     (636)     (913)    (2,397)
  (Increase) decrease in other assets...........       68        59         (5)
  License payment to former subsidiary..........      --        --      (5,000)
  Net assets of biotechnology segment...........      --        --        (360)
                                                  -------   -------    -------
Net cash used by investing activities...........     (568)     (854)    (7,762)
                                                  -------   -------    -------
Cash flows from financing activities:
  Net borrowings under line of credit
   agreements...................................    2,358     1,594      4,258
  Borrowings under revolving credit agreement...      --         12      2,000
  Payments of long-term debt....................   (3,443)   (1,714)        (9)
  Proceeds from exercise of common stock
   options......................................       95       589        938
  Proceeds from sale of common stock............      --        --       2,500
                                                  -------   -------    -------
Net cash provided from (used in) financing ac-
 tivities.......................................     (990)      481      9,687
                                                  -------   -------    -------
Net increase (decrease) in cash and equivalents.      879       148       (785)
Cash and cash equivalents at beginning of year..      317       169        954
                                                  -------   -------    -------
Cash and cash equivalents at end of year........  $ 1,196   $   317    $   169
                                                  =======   =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                            COMMON STOCK              ADDITIONAL STOCKHOLDERS' ACCUMU-                TOTAL
                          ----------------   STOCK     PAID-IN       NOTES      LATED   TREASURY  STOCKHOLDERS'
                           SHARES   AMOUNT SUBSCRIBED  CAPITAL    RECEIVABLE   DEFICIT   STOCK       EQUITY
                          --------- ------ ---------- ---------- ------------- -------  --------  -------------
Balance, January 1,
 1995...................  9,018,637  $90       --      $20,391       $(163)    $(4,353) $(2,253)     $13,712
Exercise of stock
 options, including tax
 benefits of $279.......    193,815    2       --        1,152         --          --      (381)         773
Issuance of stock to
 401(k) plan............      1,574  --        --           44         --          --        25           69
Issuance of stock to
 industry partner.......    226,655    2       --        2,498         --          --       --         2,500
License payment to
 former subsidiary, net
 of a deferred tax
 benefit of $1,700......        --   --        --       (3,300)        --          --       --        (3,300)
Distribution of
 biotechnology business
 segment................        --   --        --       (2,654)        --          --       --        (2,654)
Payment of stockholders'
 notes receivable.......        --   --        --          --           74         --       --            74
Reclass of stockholders'
 notes receivable.......        --   --        --          --         (100)        --       --          (100)
Net loss (restated).....        --   --        --          --          --       (2,705)     --        (2,705)
                          ---------  ---     -----     -------       -----     -------  -------      -------
Balance, December 31,
 1995 (restated)........  9,440,681   94       --       18,131        (189)     (7,058)  (2,609)       8,369
Exercise of stock
 options, including tax
 benefits of $79........    132,000    2       --          666         --          --       --           668
Issuance of stock to
 401(k) plan............        --   --        --            1         --          --        91           92
Settlement of
 litigation.............        --   --      $ 175         --          --          --       --           175
Tax benefit of license
 payment to former
 subsidiary.............        --   --        --          161         --          --       --           161
Issuance of non-employee
 stock options..........        --   --        --          156         --          --       --           156
Interest earned on
 stockholders' notes....        --   --        --          --          --          --       --           --
Repayment of
 stockholders' notes....        --   --        --          --           75         --       --            75
Net loss (restated).....        --   --        --          --          --         (138)     --          (138)
                          ---------  ---     -----     -------       -----     -------  -------      -------
Balance, December 31,
 1996 (restated)........  9,572,681   96       175      19,115        (114)     (7,196)  (2,518)       9,558
Settlement of
 litigation.............        --   --       (175)       (118)        --          --       243          (50)
Exercise of stock
 options, including tax
 benefits of $7.........     30,000  --        --          122         --          --       (20)         102
Issuance of stock to
 401(k) plan............        --   --        --          (92)        --          --       132           40
Value of non-employee
 stock options..........        --   --        --           47         --          --       --            47
Interest earned on
 stockholders' notes....        --   --        --          --          (10)        --       --           (10)
Reserve on stockholders'
 notes receivable.......        --   --        --          --           94         --       --            94
Net loss................        --   --        --          --          --       (1,453)     --        (1,453)
                          ---------  ---     -----     -------       -----     -------  -------      -------
Balance, December 31,
 1997...................  9,602,681  $96     $ --      $19,074       $ (30)    $(8,649) $(2,163)     $ 8,328
                          =========  ===     =====     =======       =====     =======  =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of the Business

  IGI, Inc. (IGI" or the "Company") is a diversified company engaged in two business segments.

  . Animal Health Business--production and marketing of animal health products such as poultry vaccines, veterinary pharmaceuticals, and other products, including nutritional supplements and grooming aids; and

  . Consumer Products Business--production and marketing of cosmetics and skin care products.

  IGI is committed to grow by applying its technology to deliver cost effective solutions to customer problems. IGI solves problems in poultry production, pet care and consumer and skin care markets. An increasing number of its solutions are based on the patented Novasome(R) microencapsulation technology. Licensed from a former subsidiary, the technology offers value-added qualities to cosmetics, skin care products, chemicals, biocides, pesticides, fuels, vaccines, medicines, foods, beverages, pet care products and other products.

 Principles of Consolidation

  The consolidated financial statements include the accounts of IGI, Inc. and its wholly-owned and majority-owned subsidiaries. The Company's financial statements include 100% of the losses through December 12, 1995 of its former majority-owned subsidiary, Novavax, Inc. ("Novavax"). All intercompany accounts and transactions have been eliminated. Investment in an affiliated company with a 20% ownership interest is accounted for on the cost method.

 Cash equivalents

  Cash equivalents consist of short-term investments with initial maturities of 90 days or less.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, accounts receivable, notes receivable and certain restricted investments. The Company limits credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with two high credit quality financial institutions. Accounts receivable include customers in several key geographic areas; of these, Mexico and other Latin American countries and countries in the Far East are important markets for the Company's poultry vaccines and other products. These countries have historically experienced varying degrees of political unrest and/or currency instability. Because of the volume of business transacted by the Company in those countries, continuation or recurrence of such unrest or instability could adversely affect the businesses of its customers in those countries or the Company's ability to collect its receivables from such customers, which in either case could adversely impact the Company's future operating results.

 Inventories

  Inventories are stated at the lower of cost (last-in, first-out basis) or market.

 Property, Plant and Equipment

  Depreciation of property, plant and equipment is provided for under the straight-line method over the estimated useful lives as follows:

                                                                       USEFUL
                                                                        LIVES
                                                                     -----------
    Buildings and improvements...................................... 10-30 years
    Machinery and equipment.........................................  3-10 years

  Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operations.

                          IGI, INC. AND SUBSIDIARIES

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

 Stock-Based Compensation

  Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate. SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

 Long-lived Assets

  Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through future cash flows. If it is determined that an impairment has occurred based on expected future cash flows, then the loss is recognized in the income statement. The adoption of SFAS No. 121 did not have an effect on the Company's consolidated financial statements.

 Financial Instruments

  The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable, restricted common stock and long-term debt. The carrying value of these instruments approximates the fair value.

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

                          IGI, INC. AND SUBSIDIARIES

 Accounting Standards Changes

  In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company has restated all prior-period EPS data presented as required by SFAS No. 128.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting all components of comprehensive income. This Statement is effective for financial statements issued for periods ending after December 15, 1998. The Company is currently evaluating the impact, if any, adoption of SFAS No. 130 will have on its financial statements.

  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which revises disclosure requirements related to operating segments, products and services, the geographic areas in which the Company operates and major customers. The Company intends to adopt this Statement in fiscal 1998 and does not presently anticipate any material change in its disclosures.

 Revenue Recognition

  Sales are recorded upon shipment of products. Revenues earned under research contracts or licensing and supply agreements are recognized when the related contract provisions are met.

 Reclassification

  Certain previously reported amounts have been reclassified to conform with the current period presentation.

2. RESTATEMENT OF PRIOR PERIODS

  On March 27, 1998, the Board of Directors engaged special counsel to investigate information first made known to it on March 17, 1998 which it believed could have a material impact on the Company's financial reporting for 1997 and prior periods. As a result of the findings of the special investigation initiated by the Board of Directors in March 1998, the Company restated its consolidated financial statements for 1995 and 1996. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

  The restatements reflect inventory write-offs and inventory adjustments which should have been recorded in different periods. Also reflected are changes in the time periods in which certain product shipments were recognized as sales.

                          IGI, INC. AND SUBSIDIARIES

  A summary of the impact of such restatements on the financial statements for the years ended December 31, 1995 and 1996 is as follows:

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                             1996                  1995
                                     --------------------  --------------------
                                     AS REPORTED RESTATED  AS REPORTED RESTATED
                                     ----------- --------  ----------- --------
                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                   INFORMATION)
Net sales..........................    $35,140   $34,785     $31,221   $30,501
Income (loss) from continuing
 operations........................         93      (138)      1,508     1,329
Net income (loss)..................         93      (138)     (2,526)   (2,705)
Income (loss) per common and common
 equivalent share:
  Basic:
    From continuing operations.....    $   .01   $  (.01)    $   .16   $   .14
    Net income (loss)..............    $   .01   $  (.01)    $  (.28)  $  (.29)
  Diluted:
    From continuing operations.....    $   .01   $  (.01)    $   .16   $   .14
    Net income (loss)..............    $   .01   $  (.01)    $  (.26)  $  (.28)

  See Note 18 for discussion of the impact of the restatements on each of the three quarters in the nine months ended September 30, 1997.

3.  CORPORATE ACTIVITIES

 Distribution of Biotechnology Segment

  On March 17, 1994, IGI's Board of Directors voted to dispose of the biotechnology business segment through the tax-free distribution to IGI's shareholders of its ownership of Novavax.

  On December 12, 1995, (the "Distribution Date"), IGI distributed to the holders of record of IGI's common stock, at the close of business on November 28, 1995, one share of common stock of Novavax for every one share of IGI common stock outstanding (the "Distribution").

  In connection with the Distribution, the Company paid Novavax $5,000,000 in return for a fully-paid-up, ten-year license entitling it to the exclusive use of Novavax's technologies in the fields of (i) animal pharmaceuticals, biologicals, and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals; and the processes for making the same. The Company has the option, exercisable within the last year of the ten-year term, to extend the License Agreement for an additional ten-year period for $1,000,000. Novavax retained the right to use its Novavax Technologies for all other applications, including human vaccines and pharmaceuticals. At the time the terms of the IGI License Agreement were fixed, including the license payment, all of the directors of IGI were also directors of Novavax and these terms were unilaterally established by IGI. As of December 31, 1995, three directors of IGI were also directors of Novavax. Accordingly, the Company accounted for the payment under the License Agreement as a capital contribution in its financial statements to reflect the intercompany nature and substance of the transaction. The form was structured as a prepaid license agreement to address various considerations of the Distribution, including tax and financing considerations. For tax purposes, the transaction is being treated as a prepaid license agreement. IGI has no further obligations or intentions to fund Novavax.

                          IGI, INC. AND SUBSIDIARIES

  Components of the losses from discontinued operations for the period ended December 31, 1995 were:

                                                                       1995
                                                                  --------------
                                                                  (IN THOUSANDS)
     Selling, general and administrative.........................    $ 2,103
     Research and development expenses, net......................      3,648
     Credit for income taxes.....................................       (717)
                                                                     -------
     Operating losses............................................      5,034
     Less accrual for loss on disposal at December 31, 1994......     (1,000)
                                                                     -------
     Net loss from discontinued operations.......................    $ 4,034
                                                                     =======

  The Company anticipated the effective date of the Distribution to be June 30, 1995. Due to delays in the final distribution of Novavax, the Company incurred costs in excess of the $1,000,000 estimated loss of disposal of its biotechnology business segment. These costs related to increased research and development expenses for products in the initial FDA approval process.

  The distribution of the net assets of the Company's biotechnology business segment as of the Distribution Date were recorded in the accompanying financial statements in 1995 as a reduction in additional paid-in capital.

 Equity and Other Transactions

  In connection with an agreement with an industry partner for the testing of Novavax's patented Novasome lipid vesicle encapsulation technology as a microcarrier and adjuvant for various human vaccines, in January 1995, the partner exercised its option to purchase 226,655 shares of the Company's common stock for $2,500,000, and received an option to purchase additional shares of IGI Common Stock and Novavax Common Stock. This option expired unexercised in 1996.

4. INVESTMENTS

  The Company has a 20% investment in Indovax, Ltd. an Indian poultry vaccine company which is accounted for on the cost method. Dividends received from Indovax were $23,000 in 1997. Other investments include 271,714 shares of restricted common stock of IMX Corporation ("IMX"), a publicly traded company, valued at a cost of $3.50 per share, received pursuant to an Exclusive Supply Agreement dated September 30, 1997 between the Company and IMX. These shares are restricted both by governmental and contractual requirements and the Company is unsure when and if it will be able to sell these shares. The Company will recognize income related to this agreement over the term of the supply agreement. The total investment in IMX stock is valued at $951,000 at December 31, 1997. Deferred revenue under this agreement is also $951,000 at December 31, 1997.

  Under the supply agreement, IGI has agreed to manufacture and supply 100% of IMX's requirements for certain products at prices stipulated in the agreement, subject to renegotiation subsequent to 1998. The Company is currently renegotiating its agreement with IMX. No shipments were made by IGI during 1997, and the first shipment of product is expected in 1998.

5. SUPPLY AND LICENSING AGREEMENTS

  In 1996, the Company entered into a license and supply agreement with Glaxo Wellcome, Inc. ("Glaxo"). The agreement granted Glaxo exclusive rights to market a skin care product line in the United States to

                          IGI, INC. AND SUBSIDIARIES
physicians including, but not limited to, dermatologists. Under the terms of the agreement, IGI manufactures these products for Glaxo. This agreement provides for Glaxo to pay royalties to IGI based on sales and pay a $1,000,000 advance royalty to IGI in 1997 of which $300,000 is non-refundable. The advance royalty has been recorded as deferred revenue. During 1997, IGI recognized $150,000 of the non-refundable royalty as income.

  In March 1997, IGI granted Kimberly Clark the worldwide rights to use certain patents and technologies in the industrial hand care and cleaning products field. Upon signing of the agreement, Kimberly Clark paid IGI a $100,000 license fee which was recognized as revenue by the Company in 1997. The agreement requires Kimberly Clark to make royalty payments based on quantities of material produced. The Company is also guaranteed minimum royalties over the term of the agreement.

  The Company has had a license agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") since 1995. The agreement provides J&J with a license to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products in the first quarter of 1998 and has begun making royalty payments.

6. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for income taxes and interest during the years ended December 31, 1997, 1996, and 1995 was as follows:

                                                           1997    1996   1995
                                                          ------  ------ ------
                                                             (IN THOUSANDS)
     Income taxes paid, net.............................. $  (33) $   41 $    3
     Interest............................................  1,853   1,955  1,236

  In addition, during the years ended December 31, 1997, 1996, and 1995, the Company had the following non-cash financing and investing activities:

                                                             1997  1996    1995
                                                             ---- ------  ------
                                                               (IN THOUSANDS)
     Tax benefits of exercise of common stock options....... $  7 $   79  $  279
     Distribution of the biotechnology segment..............  --     --    2,904
     Treasury stock repurchased.............................   20    --      356
     Tax benefit of license payment to former subsidiary....  --    (161)    --
     Receivable under royalty agreement.....................  --   1,000     --
     Investment in IMX......................................  951    --      --

7. INVENTORIES

  Inventories as of December 31, 1997 and 1996 consisted of:

                                                                1997     1996
                                                               ------ ----------
                                                                      (RESTATED)
                                                                (IN THOUSANDS)
     Finished goods........................................... $3,365   $3,280
     Raw materials............................................  3,259    2,812
     Work-in-process..........................................  3,192    2,975
                                                               ------   ------
                                                               $9,816   $9,067
                                                               ======   ======

  If the first-in, first-out (FIFO) method of accounting for inventories had been used, inventories would have been $461,000 and $844,000 lower than reported in 1997 and 1996, respectively.

                          IGI, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT

  Long-term debt as of December 31, 1997 and 1996 consisted of:

                                                                   1997   1996
                                                                  ------ -------
                                                                  (IN THOUSANDS)
     Revolving credit facility..................................  $6,857 $10,285
     Other debt due in annual installments through December 1999
      with interest at 9%.......................................      36      51
                                                                  ------ -------
                                                                   6,893  10,336
     Less current maturities....................................   6,857   3,443
                                                                  ------ -------
                                                                  $   36 $ 6,893
                                                                  ====== =======

  During the first quarter of 1998, the Company negotiated amendments to its credit agreement with its bank lenders, including waivers of its covenant defaults and an extension of the credit agreement since the Company was in default under certain covenants contained in its bank credit agreement during 1997 and at December 31, 1997. During the period from January 1, 1998 through April 29, 1998, the Company paid interest at a rate of prime plus 4% on outstanding borrowings under its working capital line and prime plus 4% on outstanding borrowings under its revolving credit facility. The Company entered into an Extension Agreement with its bank lenders as of April 29, 1998 (the "Closing Date") which provides for the waiver of all past and existing covenant defaults, extension of the bank credit agreement through March 31, 1999, a maximum credit line facility of $12,000,000 ("Credit Line") and extended terms for repayment of the outstanding $6,857,142 balance of revolving credit notes ("Revolving Facility").

  The Company was in default under certain covenants contained in the Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from these covenant defaults through January 31, 1999.

  The Extension Agreement and the Forbearance Agreement (the "Agreements") provide for the following:

  . The maximum availability under the Credit Line is subject to the determination of the amount of eligible accounts receivable and eligible inventories. The Credit Line is due and payable in full on January 31, 1999.

  . The outstanding balance of $6,857,142 under the Revolving Facility is due and payable on January 31, 1999.

  . All of the Company's indebtedness to the banks is subject to a security interest in all of the assets of the Company and its significant subsidiaries.

  . Interest on outstanding borrowings under both the Credit Line and the Revolving Credit Facility will be:

    From August 1, 1998 through September 30, 1998............ Prime plus 3 1/2%
    From October 1, 1998 through November 30, 1998............ Prime plus 4 1/2%
    From December 1, 1998 through January 31, 1999............ Prime plus 5 1/2%

  . At the Closing Date the Company issued to the lenders warrants to purchase an aggregate of 540,000 shares of the Company's common stock at an exercise price of $3.50 per share. Warrants ("Unconditional Warrants") to purchase 270,000 shares are exercisable at any time during the period commencing 60 days

                          IGI, INC. AND SUBSIDIARIES
   after issuance and ending on the fifth anniversary of issuance, unless the Company is able to refinance its bank debt by October 31, 1998 in which case these warrants expire. Warrants ("Conditional Warrants") to purchase the remaining 270,000 shares are exercisable at any time during the period commencing September 1, 1998 and ending on the fifth anniversary of issuance, unless the Company is able to refinance its bank debt by December 24, 1998 in which case these warrants expire. The Company has a call option on the warrants, which can only be exercised as to all of the shares issuable at that time, with a repurchase price of $900,000 for each of the Conditional Warrants and Unconditional Warrants. The Company will recognize a non-cash expense of approximately $200,000, or $.02 per share, net of taxes, (unaudited) in each of the second and third quarters of 1998 in accordance with Statement for Financial Accounting Standards No. 123.

  . The Company agreed to pay Fleet Bank, as agent on behalf of the lenders, a monthly agent's fee of $5,000 and an extension fee of $250,000, of which $60,000 was paid at the time of the Extension, with the balance payable in three installments through March 24, 1999.

  . The Company agreed to pay Fleet Bank, as agent on behalf of the lenders, a forbearance fee of $140,000, of which $20,000 was paid at the time of the forbearance, and the balance is payable in three installments through January 15, 1999. However, if the Company is able to replace its existing bank debt within the 30 days following a forbearance fee due date, the installment then due plus all future installments shall be waived.

  The Agreements require the Company to maintain certain financial ratios and comply with other non-financial covenants, including remittance of cash flows from debt or equity financing, income tax refunds and fixed asset dispositions to the banks, and also prohibits the payment of cash dividends without the prior written consent of the lenders. The Company believes it will be able to remain in compliance with its debt covenants through January 30, 1999, and also believes that funds generated from operations and existing bank credit facilities are sufficient to finance the Company's operations at its current levels, including the costs associated with the regulatory and litigation matters discussed in Notes 12 and 13, through January 30, 1999.

  The Company is actively seeking, and believes it will be able to secure, alternative financing arrangements to replace its existing debt and lending terms through a number of potential options including, but not limited to, the issuance of debt or equity securities or a combination of both. The Company plans to engage an investment banker for the purpose of formulating alternative business strategies and to coordinate the orderly satisfaction of its obligations. No assurance can be given that the Company will be able to obtain alternative financing arrangements, and if it is unsuccessful in doing so, the Company may be required to restrict its business operations or otherwise modify its business strategy.

  Aggregate annual principal payments on long-term debt for the years subsequent to December 31, 1997 are as follows:

            YEAR
            ----
                                           (IN THOUSANDS)
            1998..........................     $2,316
            1999..........................      4,577
                                               ------
                                               $6,893
                                               ======

  Borrowings under the revolving credit facility have been classified as current debt in the accompanying financial statements as the agreement contains certain acceleration provisions subject to the bank's evaluation.

  As of December 31, 1997 and 1996, there were no outstanding equipment leases.

9. STOCK OPTIONS

  Under the 1983 Incentive Stock Option Plan, options have been granted to key employees to purchase a maximum of 500,000 shares of common stock. Options, having a maximum term of 10 years, have been granted

                          IGI, INC. AND SUBSIDIARIES
at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under this plan at December 31, 1996 are generally exercisable in cumulative increments over four years commencing one year from the date of grant.

  Under the 1989 and 1991 Stock Option Plans, options may be granted to key employees, directors and consultants to purchase a maximum of 500,000 and 2,600,000 shares of common stock, respectively. Options, having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Both incentive stock options and non-qualified stock options may be granted under the 1989 Plan and the 1991 Plan. Incentive stock options are generally exercisable in cumulative increments over four years commencing one year from the date of grant. Non-qualified options are generally exercisable in full beginning six months after the date of grant.

  In 1991, the Company's Board of Directors also adopted a Non-Qualified Stock Option Plan. This plan provides that options may be granted to consultants, scientific advisors and employees to purchase a maximum of 250,000 shares of common stock. Options outstanding under this plan at December 31, 1997 are generally exercisable in cumulative increments over four years commencing one year from the date of grant.

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

  Stock option transactions in each of the past three years under the aforementioned plans in total were:

                                           PLAN                              NON-QUALIFIED PLAN
                          ---------------------------------------- ---------------------------------------
                                                       WEIGHTED                                WEIGHTED
                           SHARES    PRICE PER SHARE AVERAGE PRICE  SHARES   PRICE PER SHARE AVERAGE PRICE
                          ---------  --------------- ------------- --------  --------------- -------------
January 1, 1995 shares
 under option...........  1,793,528   $1.30--$9.88       $6.63      340,552   $1.38--$6.80       $4.37
 Granted................    346,500   $6.63--$9.39       $7.35          --             --          --
 Exercised..............   (190,763)  $1.30--$9.88       $3.73       (3,052)         $1.38       $1.38
 Cancelled..............     (9,750)  $6.72--$9.72       $7.47          --             --          --
                          ---------                                --------
December 31, 1995 shares
 under option...........  1,939,515   $3.64--$9.88       $7.04      337,500   $1.38--$6.80       $4.40
 Granted................    381,000   $5.13--$7.69       $6.04          --             --          --
 Exercised..............    (82,000)  $4.70--$6.96       $6.33      (50,000)         $1.38       $1.38
 Cancelled..............    (29,500)  $5.67--$9.48       $7.31       (1,000)         $6.80       $6.80
                          ---------                                --------
December 31, 1996 shares
 under option...........  2,209,015   $3.65--$9.88       $6.89      286,500   $3.97--$6.80       $4.92
 Granted................    111,500   $3.75--$5.69       $4.17          --             --          --
 Exercised..............    (10,000)         $3.65       $3.65      (20,000)         $3.97       $3.97
 Cancelled..............   (176,050)  $3.97--$9.88       $7.21     (100,000)         $5.67       $5.33
                          ---------                                --------
December 31, 1997 shares
 under option...........  2,134,465   $3.75--$9.88       $6.74      166,500   $4.70--$6.80       $4.78
                          =========                                ========
Shares subject to
 outstanding options
 exercisable at
 December 31, 1996......  1,666,119                      $7.01      286,500                      $4.92
                          =========                      =====     ========                      =====
 December 31, 1997......  1,854,715                      $6.89      166,500                      $4.78
                          =========                      =====     ========                      =====

  The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for option grants to directors and employees pursuant to the stock option plans. The Company has recorded compensation expense of $ 46,000 and $156,000 in 1997 and 1996, respectively, for options granted to consultants. Had compensation cost for all

                          IGI, INC. AND SUBSIDIARIES
grants under the Company's stock option plans been determined on fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma loss amounts indicated below:

                                                   1997       1996      1995
                                                  -------  ---------- ---------
                                                           (RESTATED) (RESTATED)
                                                     (IN THOUSANDS, EXCEPT
                                                     PER SHARE INFORMATION)
     Net loss--as reported....................... $(1,453)  $  (138)   $(2,705)
     Net loss--pro forma......................... $(1,648)  $(1,054)   $(3,449)
     Loss income per share--as reported
       Basic..................................... $  (.15)  $  (.01)   $  (.29)
       Diluted................................... $  (.15)  $  (.01)   $  (.28)
     Loss per share--pro forma
       Basic..................................... $  (.17)  $  (.11)   $  (.38)
       Diluted................................... $  (.17)  $  (.11)   $  (.35)

  The pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995:

     Dividend yield.............................................     0%
     Risk free interest rate....................................  5.51%-- 7.10%
     Estimated volatility factor................................ 33.07%--43.45%
     Expected life..............................................     6-- 9 years

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

  The following table summarizes information concerning outstanding and exercisable options as of December 31, 1997.

                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 ----------------------------------------- --------------------------
   RANGE OF      NUMBER OF    WEIGHTED AVERAGE    EXERCISE NUMBER OF WEIGHTED AVERAGE
EXERCISE PRICES   OPTIONS  REMAINING LIFE (YEARS)  PRICE    OPTIONS   EXERCISE PRICE
---------------  --------- ---------------------- -------- --------- ----------------
   $3.00 to
   $ 4.00           60,000         10.00           $3.75         --         --
   $4.00 to
   $ 5.00          358,000          2.87           $4.73     308,000      $4.75
   $5.00 to
   $ 6.00          511,500          6.51           $5.52     429,750      $5.48
   $6.00 to
   $ 7.00          580,750          6.93           $6.68     525,750      $6.68
   $7.00 to
   $ 8.00          331,000          5.54           $7.40     327,250      $7.39
   $8.00 to
   $ 9.00          284,000          7.25           $8.50     255,500      $8.49
   $9.00 to
   $10.00          175,715          4.97           $9.62     174,965      $9.62
                 ---------                                 ---------
   $3.75 to
   $ 9.88        2,300,965          5.97           $6.59   2,021,215      $6.73
                 =========                                 =========

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

                          IGI, INC. AND SUBSIDIARIES

  In connection with the exercise of 5,000 stock options in 1997 and 25,000 stock options in 1995, the Company received 4,735 and 23,644 shares of its common stock in 1997 and 1995, respectively, as consideration for the exercise price of the options. The total value of the shares used as consideration for the exercise of stock options was $19,825 and $381,250 in 1997 and 1995, respectively, which has been recorded as treasury stock.

10. INCOME TAXES

  The provision (benefit) for income taxes included in the consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                            1997   1996   1995
                                                            -----  -----  -----
                                                             (IN THOUSANDS)
   Continuing operations:
     Current tax expense:
       Federal............................................. $ --   $ --   $ 718
       State and local.....................................    11      9      4
                                                            -----  -----  -----
     Total current.........................................    11      9    722
                                                            -----  -----  -----
     Deferred tax expense (benefit)
       Federal.............................................  (756)   (28)   (59)
       State and local.....................................   171   (161)  (150)
                                                            -----  -----  -----
     Total deferred........................................  (585)  (189)  (209)
                                                            -----  -----  -----
   Total provision (benefit) from continuing operations....  (574)  (180)   513
   Discontinued operations:
     Current tax benefit:
       Federal and state...................................   --     --    (718)
                                                            -----  -----  -----
   Total provision (benefit) for income taxes.............. $(574) $(180) $(205)
                                                            =====  =====  =====

  The provision for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax income from continuing operations as a result of the following:

                                                             1997   1996   1995
                                                             -----  -----  ----
                                                              (IN THOUSANDS)
   Statutory provision (benefit)............................ $(689) $(108) $626
   Non-deductible expenses..................................    51     66    66
   State income taxes, net of federal benefit...............   120   (101)  (99)
   Research and development tax credits.....................   (65)   (42)  (33)
   Increase (decrease) in valuation allowance...............     7    --    (83)
   Other, net...............................................     2      5    36
                                                             -----  -----  ----
                                                             $(574) $(180) $513
                                                             =====  =====  ====

                          IGI, INC. AND SUBSIDIARIES

  Deferred tax assets included in the consolidated balance sheets as of December 31, 1997 and 1996, consist of the following:

                                                               1997     1996
                                                              -------  -------
                                                              (IN THOUSANDS)
     Property, plant and equipment........................... $  (633) $  (763)
     Prepaid license agreement...............................   1,626    1,797
     Net operating loss carryforwards........................   1,616    1,562
     Deferred royalty payments...............................     345      --
     Tax credit carryforwards................................     484      418
     Inventory...............................................     238      158
     Valuation allowances....................................     500      140
     Non-employee stock options..............................      82       62
     Other future deductible temporary differences...........      98       56
     Other future taxable temporary differences..............     (48)     (13)
                                                              -------  -------
                                                                4,308    3,417
     Less: valuation allowance...............................    (333)     (34)
                                                              -------  -------
     Deferred taxes, net..................................... $ 3,975  $ 3,383
                                                              =======  =======

  Current and deferred tax benefits resulting from a prepaid license agreement and the exercise of stock options not credited to the consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995, including the following:

                                                              1997  1996  1995
                                                              ----- ---- ------
                                                               (IN THOUSANDS)
     Additional paid-in capital:
       License payment to former subsidiary.................. $ --  $161 $1,700
       Exercise of stock options.............................     7   79    279
                                                              ----- ---- ------
                                                              $   7 $240 $1,979
                                                              ===== ==== ======

  The Company evaluates the recovery of its deferred tax assets and has determined, based on the Company's history of prior operating earnings, its expectations for the future, the timing of reversal of certain temporary differences, and the expiration dates of the net operating loss carryforwards, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

  Operating loss and tax credit carryforwards for tax reporting purposes as of December 31, 1997 are as follows:

                                                                 (IN THOUSANDS)
     Federal:
       Operating losses (expiring through the year 2011)........     $4,727
       Research tax credits (expiring through the year 2011)....        511
       Alternative minimum tax credits (available without
        expiration).............................................         14

                          IGI, INC. AND SUBSIDIARIES

11. COMMITMENT AND CONTINGENCIES

  The Company leases manufacturing and warehousing space, machinery and equipment and automobiles under non-cancelable operating lease agreements expiring at various dates through 1998. Rental expense aggregated approximately $348,000 in 1997, $330,000 in 1996, and $282,000 in 1995. Future
minimum rental commitments under non-cancelable operating leases as of December 31, 1997 are as follows:

                    YEAR                                                  $
                    ----                                               -------
                                        (IN THOUSANDS)
                      1998                                                  99
                      1999                                                  80
                      2000                                                  55
                      2001                                                  47
                      2002                                                  46

  The Company has entered into an employment contract with an expiration date of December 31, 1999 with an officer which provides that this officer is entitled to continuation of his salary if he is terminated without cause prior to the contract expiration date. Aggregate compensation through 1999 under this agreement approximates $845,000.

12. LITIGATION

  The Company commenced a lawsuit on April 21, 1998 against its former President and Chief Operating Officer, John P. Gallo, in the Superior Court of New Jersey. In its complaint, IGI alleges, among other matters, that Mr. Gallo caused the Company to violate Department of Agriculture statutes and regulations, made false and inaccurate representations with respect to shipments and inventory, improperly converted Company funds and assets for his personal benefit and knowingly engaged in misconduct in the performance of his duties and responsibilities, all in violation of his employment agreement and of his fiduciary duty to the Company. The Company is seeking recovery of damages resulting from Mr. Gallo's alleged misconduct and recovery of funds and assets that the Company alleges were improperly diverted by him.

  On April 28, 1998, Mr. Gallo commenced a lawsuit against the Company and two of its Directors, including the Company's Chairman of the Board, Dr. Edward B. Hager, alleging, among other matters, that they improperly caused the termination of his employment with the Company in November 1997, wrongfully terminated his compensation in violation of his employment agreement and defamed his reputation. Mr. Gallo is seeking recovery against the defendants for his alleged actual damages as well as consequential and punitive damages. The Company has denied Mr. Gallo's allegations and believes his claims are without merit.

  Certain other claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company and its subsidiaries. In the opinion of management, after consultation with legal counsel, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial statements of the Company if disposed of unfavorably.

                          IGI, INC. AND SUBSIDIARIES

13. U.S. GOVERNMENT INVESTIGATION AND DISCIPLINARY PROCEEDINGS

  From June 4, 1997 through March 27, 1998, the Company was subject to an order by the Center for Veterinary Biologics ("CVB") of the United States Department of Agriculture ("USDA") to stop distribution and sale of certain serials and subserials of designated poultry vaccines produced by the Company's Vineland Laboratories Division ("Stop Shipment Order"). The Stop Shipment Order was based on CVB's findings that the Company shipped serials before the Animal and Plant Health Inspection Service division of the USDA ("APHIS") had the opportunity to confirm the Company's testing results, failed to destroy serials reported to APHIS as destroyed, and in general failed to keep complete and accurate records and to submit accurate reports to APHIS. The Stop Shipment Order affected 36 of the Company's USDA-licensed vaccines. In July 1997, the Office of Inspector General of the USDA ("OIG") advised the Company of its commencement of an investigation into alleged violations of the Virus Serum Toxin Act and alleged false statements made to APHIS.

  Following the Stop Shipment Order and the commencement of the OIG investigation, in July 1997, the non-employee members of the Board of Directors directed the Company to retain special counsel to investigate the alleged violations and to advise the Board of Directors of its findings. The non-employee members of the Board of Directors also instructed management to take immediate action to assure that all future shipments comply with all regulatory requirements. In addition, the Company took action designed to obtain the approval of APHIS to the Company's resumption of shipments of the products affected by the Stop Shipment Order, including submission of an amended regulatory compliance program and testing procedures acceptable to the USDA, reassignment of certain personnel and restructuring of the quality control and quality assurance functions.

  Based on remedial action taken by the Company, including revised vaccine production outlines, the USDA, during the period from August through December of 1997, lifted the Stop Shipment Order with respect to all but three of the 36 affected products. As of March 27, 1998, the remaining three products were released for sale and shipment by the Company.

  As a result of the Company's internal investigation regarding the alleged violations, in November 1997 the Company terminated the employment of its then President and Chief Operating Officer, John P. Gallo, for willful misconduct in the performance of his executive duties and commenced a lawsuit against Mr. Gallo on April 21, 1998. On April 28, 1998, Mr. Gallo commenced a lawsuit against the Company and two of its directors, including the Chairman of the Board. In addition, six employees, including members of the Company's management team (including two Vice Presidents of the Company) resigned in April 1998 at the request of the Company. However, five of these former employees were retained by the Company for approximately eight weeks to enable the Company to continue its operations pending the hiring of qualified replacements. In connection with the employee terminations, the Company agreed to make severance payments to each of two non-management employees equal to four months salary.

  In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and OIG, information resulting from its internal investigation of alleged violations by certain officers and employees of USDA rules and regulations and of the Virus Serum Toxin Act and other statutes including U.S. Customs laws and regulations. In connection with its investigation, the OIG has subpoenaed Company documents and the Company has provided, and will continue to provide, subpoenaed documents to Governmental authorities. The U.S. Government's investigation is ongoing and could be expanded to other areas of the Company's business in which violations of laws and regulations may be found to have occurred. In addition, the Government's ongoing investigation could result in action against the Company and certain of its former employees, including fines and the possibility of criminal charges. Also, on April 30, 1998, the Securities and Exchange Commission (the "SEC") advised the Company that it is conducting an informal inquiry and requested that the Company provide it with certain documents.

                          IGI, INC. AND SUBSIDIARIES

  The Stop Shipment Order adversely affected the Company's results of operations for 1997, and the delay in approval of the remaining affected products until the end of March 1998 will adversely affect overall sales revenue in 1998. In addition, although the Company, on May 11, 1998, announced the employment of a new President and Chief Operating Officer, it needs to replace and train certain key managers and other employees who have terminated their employment at the request of the Company, which will have a materially adverse effect on the Company's 1998 performance and operating results. Also, if the OIG, the U.S. Attorney or the SEC concludes that the Company's actions warrant enforcement proceedings, those proceedings, as well as the costs and expenses related to them, could have a materially adverse effect on the Company's business, financial condition and results of operations.

  The Company is cooperating fully with the U.S. Attorney and each of the regulatory agencies and has produced a substantial amount of documents and information requested by the U.S. Attorney. The U.S. Attorney has not indicated what course of action, if any, it may pursue with respect to IGI in light of the Company's extensive cooperation. The Company has not been advised that it or any of its present employees are targets of any Justice Department or regulatory investigation. Although there can be no assurance as to the outcome of any proceeding, the Company expects that it will be able to achieve a satisfactory resolution of its existing regulatory and litigation matters. However, if charges were to be brought against IGI, the Company could incur substantial costs in fines and attorney's fees to defend the action. The Company could also face additional substantial costs in administrative civil penalties. Since the Company expects that it will be able to achieve a satisfactory resolution of its existing regulatory and litigation matters, no reserves were provided for these matters at December 31, 1997.

14. EXPORT SALES

  Export revenues by the Company's domestic operations accounted for approximately 35% of the Company's total revenues in 1997, 39% in 1996 and 38% in 1995. The following table shows the geographical distribution of the export sales:

                                                    1997      1996       1995
                                                   ------- ---------- ----------
                                                           (RESTATED) (RESTATED)
                                                          (IN THOUSANDS)
     Latin America................................ $ 4,593  $ 5,076    $ 4,884
     Asia/Pacific.................................   4,659    6,011      4,408
     Europe.......................................   1,263    1,286      1,118
     Africa/Middle East...........................   1,362    1,141      1,184
                                                   -------  -------    -------
                                                   $11,877  $13,514    $11,594
                                                   =======  =======    =======

  Related net accounts receivable balances at December 31, 1997, 1996 and 1995 approximated $4,144,000, $5,276,000 and $4,569,000, respectively.

15. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  The Company has notes receivable from certain of its employees. The total of these notes is $249,000 as of December 31, 1997. All of these loans are evidenced by demand notes bearing interest at prime rate plus 1/4% and are collateralized by shares of IGI common stock. Remaining balances of these notes from officers are included in the stockholders' equity as stockholders' note receivable and all other notes receivable are included in notes receivable in the accompanying Consolidated Balance Sheets. The Company has recognized interest income from these notes of $10,000, $15,000 and $39,000 for the years ended December 31, 1997, 1996 and 1995 respectively. However, the Company has provided reserves of $219,000 against these notes representing the amount of notes receivable from terminated employees.

                          IGI, INC. AND SUBSIDIARIES

16. EMPLOYEE BENEFITS

  The Company has a defined contribution retirement plan (401k), pursuant to which employees who have completed one year of employment with the Company or its subsidiaries as of specified dates may elect to contribute to the Plan, in whole percentages, up to 15% of compensation, subject to a minimum contribution by participants of 2% of compensation and a maximum contribution of $9,500 in 1997, and $9,240 in 1996 and 1995. The Company matches 25% of the first 5% of compensation contributed by participants and contributes on behalf of each participant $4 per week of employment during the year. All contributions of the Company are made quarterly in the form of the Company's Common Stock ($.01 par value) and are immediately vested. The Company has recorded charges to expense related to this plan of approximately $113,000, $115,000, and $103,601 for the years 1997, 1996 and 1995, respectively.


17. BUSINESS SEGMENTS

  Summary data related to continuing operations for the three years ended December 31, 1997 appear below:

                                   ANIMAL HEALTH CONSUMER
                                     PRODUCTS    PRODUCTS CORPORATE CONSOLIDATED
                                   ------------- -------- --------- ------------
                                                  (IN THOUSANDS)
1997
  Net sales.......................    $29,096     $5,097   $   --     $34,193
  Operating profit (loss).........      4,139        730    (5,032)      (163)
  Depreciation and amortization...        876        161       --       1,037
  Identifiable assets.............     29,535      4,509       --      34,044
  Capital expenditures............        632          4       --         636
1996 (RESTATED)
  Net sales.......................    $31,262     $3,523   $   --     $34,785
  Operating profit (loss).........      6,882       (917)   (4,097)     1,868
  Depreciation and amortization...        835        157       --         992
  Identifiable assets.............     28,412      5,972       --      34,384
  Capital expenditures............        715        198       --         913
1995 (RESTATED)
  Net sales.......................    $28,869     $1,632   $   --     $30,501
  Operating profit (loss).........      6,247       (233)   (3,056)     2,958
  Depreciation and amortization...        820         16       --         836
  Identifiable assets.............     29,280      2,872       --      32,152
  Capital expenditures............        745      1,652       --       2,397

                          IGI, INC. AND SUBSIDIARIES

18. FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

  In addition to the items discussed in Note 2, in the fourth quarter of 1997 the Company made adjustments to write off certain inventory, increase valuation reserves for inventories and accounts receivable, record legal and related expenses incurred in connection with the USDA OIG investigation, and to adjust the recognition of licensing revenues. Certain of these adjustments were the result of actions or events which occurred in earlier quarters of 1997. Had such adjustments been recorded in the applicable quarter, net income and earnings per share would have differed from the amounts previously reported as follows:

                             FIRST QUARTER    SECOND QUARTER     THIRD QUARTER
                           ----------------- ----------------- -----------------
                              AS       AS       AS       AS       AS       AS
                           REPORTED ADJUSTED REPORTED ADJUSTED REPORTED ADJUSTED
                           -------- -------- -------- -------- -------- --------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss).........   $363     $ 55     $356     $218     $380    $(498)
Earnings per share:
  Basic...................   $.04     $.01     $.04     $.02     $.04    $(.05)
  Diluted.................   $.04     $.01     $.04     $.02     $.04    $(.05)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

         COL. A             COL. B             COL. C            COL. D      COL. E
         ------          ------------ ------------------------ ----------  ----------
                                             ADDITIONS
                                      ------------------------
                                                   (2) CHARGED
                          BALANCE AT  (1) CHARGED   TO OTHER               BALANCE AT
                         BEGINNING OF   TO COSTS    ACCOUNTS                 END OF
      DESCRIPTION           PERIOD    AND EXPENSES  DESCRIBE   DEDUCTIONS    PERIOD
      -----------        ------------ ------------ ----------- ----------  ----------
Year ended December 31,
 1995 (Restated):
  Allowance for doubtful
   accounts.............    $  181        $142         --        $   17(A)   $  306
  Inventory valuation
   allowance............       507         645         --           459(B)      693
  Other assets valuation
   allowance............       186         --          --           --          186
  Amortization of
   goodwill.............        76           9         --           --           85
  Amortization of other
   intangibles..........       464          58         --           --          522
  Valuation allowance on
   net deferred tax
   assets...............     2,880          69         --         2,880(C)       69
Year ended December 31,
 1996 (Restated):
  Allowance for doubtful
   accounts.............    $  306        $(40)        --        $   28(A)   $  238
  Inventory valuation
   allowance............       693         123         --           199(B)      617
  Other asset valuation
   allowance............       186          --         --           --          186
  Amortization of
   goodwill.............        85           8         --           --           93
  Amortization of other
   intangibles..........       522          87         --           --          609
  Valuation allowance on
   net deferred tax
   assets...............        69         --          --            35(C)       34
Year ended December 31,
 1997:
  Allowance for doubtful
   accounts.............    $  238        $793         --        $  128(A)   $  903
  Inventory valuation
   allowance............       617         603         --           107(B)    1,113
  Other asset valuation
   allowance............       186         --          --           186(A)      --
  Amortization of
   goodwill.............        93           8         --           --          101
  Amortization of other
   intangibles..........       609         102         --           --          711
  Valuation allowance on
   net deferred tax
   assets...............        34         299         --           --          333

--------
(A) Relates to write-off of uncollectible accounts.
(B) Disposition of obsolete inventories.
(C)Related to spin off of certain discontinued operations during 1995.

                                 EXHIBIT INDEX

  Exhibits marked with a single asterisk are filed herewith, and exhibits marked with a double asterisk reference management contract, compensatory plan or arrangement, filed in response to Item 14(a)(3) of the instructions to Form 10-K. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

    (3)    (a) Certificate of Incorporation of IGI, Inc., as amended.
               [Incorporated by reference to Exhibit 4.1 to the Company's
               Registration Statement on Form S-8, File No. 33-63700, filed
               June 2, 1993.]
           (b) By-laws of IGI, Inc., as amended. [Incorporated by reference to
               Exhibit 2(b) to the Company's Registration Statement on Form S-
               18, File No. 2-72262-B, filed May 12, 1981.]
    (4)        Specimen stock certificate for shares of Common Stock, par value
               $.01 per share. [Incorporated by reference to Exhibit (4) to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1989, File No. 0-10063, filed April 2, 1990 (the
               "1989 Form 10-K".)]
 **(10.1)      IGI, Inc. 1983 Incentive Stock Option Plan. [Incorporated by
               reference to Exhibit A to the Company's Proxy Statement for the
               Annual Meeting of Stockholders held May 11, 1983.]
 **(10.2)      IGI, Inc. 1989 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of
               Stockholders held May 11, 1989.]
 **(10.3)      Employment Agreement by and between the Company and Edward B.
               Hager dated as of January 1, 1990. [Incorporated by reference to
               Exhibit (10)(c) to the 1989 Form 10-K.]
 **(10.4)      Extension of Employment Agreement by and between the Company and
               Edward B. Hager dated as of March 11, 1993. [Incorporated by reference to Exhibit (10)(d) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1992, File No.
               0-10063, filed March 31, 1993 (the "1992 Form 10-K".)]
 **(10.5)      Extension of Employment Agreement by and between the Company and
               Edward B. Hager dated as of March 14, 1995. [Incorporated by reference to Exhibit (10)(e) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1994, File No.
               0-10063, filed March 31, 1995 (the "1994 Form 10-K".)]
 **(10.6)      Amendment to Employment Agreement by and between the Company and
               Edward B. Hager dated as of October 1, 1997. [Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1997, File No 1-
               8568, filed November 13, 1997 (the "September 30, 1997 Form 10-
               Q")]
 **(10.7)      Employment Agreement by and between the Company and John P.
               Gallo dated as of January 1, 1990. [Incorporated by reference to
               Exhibit (10)(d) to the 1989 Form 10-K.]
 **(10.8)      Extension of Employment Agreement by and between the Company and
               John P. Gallo dated as of March 11, 1993. [Incorporated by reference to Exhibit (10)(g) to the 1992 Form 10-K.]
 **(10.9)      Extension of Employment Agreement by and between the Company and
               John P. Gallo dated as of March 14, 1995. [Incorporated by reference to Exhibit (10)(h) to the 1994 Form 10-K.]
 **(10.10)     Amendment to Employment Agreement by and between the Company and
               John P. Gallo dated as of October 1, 1997. [Incorporated by reference to Exhibit 10(b) to the September 30, 1997 Form 10-Q.]
   (10.11)     Rights Agreement by and between the Company and Fleet National
               Bank dated as of March 19, 1987. [Incorporated by reference to
               Exhibit (4) to the Company's Current Report on Form 8-K, File
               No. 0-10063, dated as of March 26, 1987.]
   (10.12)     Amendment to Rights Agreement by and among the Company, Fleet
               National Bank and State Street Bank and Trust Company dated as of March 23, 1990. [Incorporated by reference to Exhibit (10)(g)
               to the 1989 Form 10-K.]

   (10.13)     Second Amended and Restated Loan Agreement by and between Fleet
               Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated December 13, 1995. [Incorporated by
               reference to Exhibit (10)(o) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1995, File No.
               1-8568, filed March 29, 1996 (the "1995 Form 10-K".)]
   (10.14)     First Amendment to Second Amended and Restated Loan Agreement by
               and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated March 27, 1996.
               [Incorporated by reference to Exhibit 10(l) to the Company's
               Annual Report on Form 10-K for the fiscal year ended December
               31, 1996, File No. 1-8568, filed April 10, 1997 (the "1996 Form
               10-K".)]
   (10.15)     Second Amendment to Second Amended and Restated Loan Agreement
               by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated June 26, 1996.
               [Incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September
               30, 1996, File No. 1-8568, filed November 14, 1996 (the
               "September 30, 1996 Form 10-Q".)]
   (10.16)     Third Amendment to Second Amended and Restated Loan Agreement by
               and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated August 23, 1996.
               [Incorporated by reference to Exhibit 10.2 to the September 30,
               1996 Form 10-Q.]
   (10.17)     Fourth Amendment to Second Amended and Restated Loan Agreement
               by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc.
               together with its subsidiaries, dated November 13, 1996.
               [Incorporated by reference to exhibit 10(o) to the 1996 Form 10-
               K.]
   (10.18)     Fifth Amendment to Second Amended and Restated Loan Agreement by
               and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated March 27, 1996.
               [Incorporated by reference to exhibit 10(p) to the 1996 Form 10-
               K.]
   (10.19)     Sixth Amendment to Second Amended and Restated Loan Agreement by
               and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated June 30, 1997.
               [Incorporated by reference to Exhibit 10(c) to the September 30,
               1997 Form 10-Q]
   (10.20)     Seventh Amendment to Second Amended and Restated Loan Agreement
               by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated July 31, 1997.
               [Incorporated by reference to Exhibit 10(d) to the September 30,
               1997 Form 10-Q.]
   (10.21)     Eight Amendment to Second Amended and Restated Loan Agreement by
               and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated September 30, 1997.
               [Incorporated by reference to Exhibit 10(e) to the September 30,
               1997 Form 10-Q.]
  *(10.22)     Extension Agreement by and between Fleet Bank-NH, Mellon Bank,
               N.A. and IGI, Inc., together with its subsidiaries, dated April
               29, 1998.
  *(10.23)     Forbearance Agreement by and between Fleet Bank-NH, Mellon Bank,
               N.A. and IGI, Inc. together with its subsidiaries, dated August
               19, 1998.
 **(10.24)     IGI, Inc. Non-Qualified Stock Option Plan. [Incorporated by
               reference to Exhibit (3)(k) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1991, File No.
               0-10063, filed March 30, 1992 (the "1991 Form 10-K".)]
 **(10.25)     IGI, Inc. 1991 Stock Option Plan, [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9,
               1991.]
 **(10.26)     Amendment No. 1 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 11, 1993. [Incorporated by
               reference to Exhibit 10(p) to the 1992 Form 10-K.]
 **(10.27)     Amendment No. 2 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 22, 1995. [Incorporated by
               reference to the Appendix to the Company's Proxy Statement for
               the Annual Meeting of Stockholders held May 9, 1995.]
 **(10.28)     Amendment No. 3 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 19, 1997. [Incorporated by
               reference to Exhibit 10 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1997, File No. 1-8568, filed August 14, 1997.]

   (10.29)     Form of Registration Rights Agreement signed by all purchasers of Common Stock in connection with private placement on January
               2, 1992. [Incorporated by reference to Exhibit (3)(m) to the
               1991 Form 10-K.]
   (10.30)     License Agreement by and between Micro-Pak, Inc. and IGEN, Inc.
               [Incorporated by reference to Exhibit (10)(v) to the 1995 Form
               10-K.]
   (10.31)     Registration Rights Agreement between IGI, Inc. and SmithKline
               Beecham p.l.c. dated as of August 2, 1993. [Incorporated by reference to Exhibit (10)(s) to the 1993 Form 10-K.]
   (10.32)     Supply Agreement, dated as of January 27, 1997, between IGI,
               Inc. and Glaxo Wellcome Inc. [Incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A,
               Amendment No.1, for the quarter ended March 31, 1997, File No.
               1-8568, filed June 16, 1997.]
  *(10.33)     Common Stock Purchase Warrant No. 1 to purchase 150,000 shares of IGI, Inc. Common Stock issued May 12, 1998 to Fleet Bank-NH.
  *(10.34)     Common Stock Purchase Warrant No. 2 to purchase 150,000 shares of IGI, Inc. Common Stock issued May 12, 1998 to Fleet Bank-NH.
  *(10.35)     Common Stock Purchase Warrant No. 3 to purchase 120,000 shares of IGI, Inc. Common Stock issued May 12, 1998 to Mellon Bank,
               N.A.
  *(10.36)     Common Stock Purchase Warrant No. 4 to purchase 120,000 shares of IGI, Inc. Common Stock issued May 12, 1998 to Mellon Bank,
               N.A.
  *(11)        Computation of net income per common share.
  *(21)        List of Subsidiaries.
  *(23)        Consent of PricewaterhouseCoopers LLP.
  *(27.1)      Financial Data Schedule for the year ended December 31, 1997.
  *(27.2)      Restated Financial Data Schedules for the years ended December
               31, 1995 and 1996.