Form 10-Q
period 1998-03-31
IGI INC
filed 1998-08-25
CIK 352998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For Quarter Ended                     Commission File No.
             March 31, 1998                            001-08568
           -------------------                  ----------------------


                                   IGI, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                01-0355758
   -------------------------------                  ------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


  WHEAT ROAD AND LINCOLN AVENUE, BUENA, NJ                08310
  ----------------------------------------             -----------
  (Address of principal executive offices)              (Zip Code)

                                (609)-697-1441
                     ------------------------------------
              Registrant's telephone number, including area code



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes        No  X
                         -----     ------

   The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                  Common Shares Outstanding at August 7, 1998
                                   9,466,667

                          PART I FINANCIAL INFORMATION

                         ITEM 1. Financial Statements

                           IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)                                   Three months ended March 31,
                                                                                     1998                       1997
                                                                          -------------------------  ------------------------
                                                                                                            (Restated)
Revenues:
     Sales, net                                                                  $    8,134                $    8,708
     Licensing and royalty income                                                        82                       115
                                                                                 ----------                ----------
          Total revenues                                                              8,216                     8,823

Cost and expenses:
     Cost of sales                                                                    4,039                     4,121
     Selling, general and administrative expenses                                     3,558                     3,663
     Research and development expenses                                                  325                       490
                                                                                 ----------                ----------
Operating profit                                                                        294                       549
Interest expense, net                                                                   618                       475
Other (income) expense                                                                   (7)                        -
                                                                                 ----------                ----------

Income (loss) before provision for income taxes                                        (317)                       74
Provision (benefit) for income taxes                                                   (114)                       19
                                                                                 ----------                ----------

Net income (loss)                                                                $     (203)               $       55
                                                                                 ==========                ==========

Net income (loss) per common and common equivalent share:
     Basic                                                                            $(.02)                     $.01
     Diluted                                                                          $(.02)                     $.01

Average number of common and common equivalent shares:
     Basic                                                                        9,466,667                 9,431,377
     Diluted                                                                      9,466,667                 9,605,391

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                             MARCH 31, 1998          DECEMBER 31, 1997
                                                                         ----------------------  -------------------------
ASSETS                                                                                 (amounts in thousands)
Current assets:
     Cash and equivalents                                                        $  1,180                   $  1,196
     Accounts receivable, less allowance for doubtful
          accounts of $939 and $903, respectively                                   7,533                      6,851
     Inventories                                                                    9,513                      9,816
     Current deferred taxes, net                                                      728                        728
     Prepaid and other current assets                                                 627                        819
                                                                                 --------                   --------

          Total current assets                                                     19,581                     19,410
                                                                                 --------                   --------

Investments                                                                           987                      1,011
                                                                                 --------                   --------

Property, plant and equipment - at cost:
     Land                                                                             625                        625
     Buildings                                                                      9,625                      9,600
     Machinery and equipment                                                        9,816                      9,659
                                                                                 --------                   --------
                                                                                   20,066                     19,884
Less accumulated depreciation                                                     (10,250)                   (10,048)
                                                                                 --------                   --------
                                                                                    9,816                      9,836
                                                                                 --------                   --------

Deferred income taxes                                                               3,362                      3,247
Other assets                                                                          665                        540
                                                                                 --------                   --------

                                                                                 $ 34,411                   $ 34,044
                                                                                 ========                   ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS     (Continued)
                                  (Unaudited)

                                                                                  March 31, 1998       DECEMBER 31, 1997
                                                                               -------------------    -------------------
                                                                            (amounts in thousands, except share information)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable to bank                                                                $12,000             $12,000
     Revolving credit facility                                                             6,857               6,857
     Accounts payable                                                                      4,064               3,841
     Accrued payroll                                                                         351                 183
     Other accrued expenses                                                                1,128                 909
     Income taxes payable                                                                     89                  89
                                                                                         -------             -------

          Total current liabilities                                                       24,489              23,879
                                                                                         -------             -------

Long-term debt, less current maturities                                                        -                  36
                                                                                         -------             -------

Deferred income from royalty contract                                                      1,778               1,801
                                                                                         -------             -------

Commitments and contingencies

Stockholders' equity:
     Common stock $.01 par value, 30,000,000 shares
          authorized; 9,602,681
          shares issued in 1998 and 1997                                                      96                  96
     Additional paid-in capital                                                           19,093              19,074
     Accumulated deficit                                                                  (8,852)             (8,649)
                                                                                         -------             -------
                                                                                          10,337              10,521
Less treasury stock; 136,014 shares at cost
     in 1998 and 1997                                                                     (2,163)             (2,163)
Stockholders' notes receivable                                                               (30)                (30)
                                                                                         -------             -------
     Total stockholders' equity                                                            8,144               8,328
                                                                                         -------             -------

                                                                                         $34,411             $34,044
                                                                                         =======             =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   1998                        1997
                                                                              -------------              ---------------
                                                                                                            (Restated)
                                                                                        (amounts in thousands)
Cash flows from operating activities:
     Net (loss) income                                                             $ (203)                   $    55
     Reconciliation of net income to net cash provided
          (used) by operating activities:
          Depreciation and amortization                                               236                        267
          Provision for losses on accounts receivable and
               inventories                                                            245                        294
          Recognition of deferred income                                              (23)                         -
          Credit for deferred income taxes                                           (115)                       182
          Stock option compensation expense                                            19                         24
     Changes in operating assets and liabilities:
          Accounts receivable                                                        (718)                       347
          Receivable due under royalty agreement                                        -                      1,000
          Inventories                                                                  94                       (327)
          Prepaid and other assets                                                    192                        315
          Accounts payable and accrued expenses                                       610                       (565)
          Income taxes payable or refundable                                            -                        (38)
                                                                                   ------                    -------
Net cash provided from operating activities                                           337                      1,554
                                                                                   ------                    -------

Cash flows from investing activities:
     Capital expenditures, net                                                       (182)                      (206)
     Decrease in investments                                                           24                          -
     Increase in other assets                                                        (159)                       (23)
                                                                                   ------                    -------
Net cash used by investing activities:                                               (317)                      (229)
                                                                                   ------                    -------

Cash flows from financing activities:
     Net borrowings under line of credit agreements                                     -                       (598)
     Payments of long-term debt                                                       (36)                      (861)
                                                                                   ------                    -------
Net cash used by financing activities                                                 (36)                    (1,459)
                                                                                   ------                    -------

Net decrease in cash and equivalents                                                  (16)                      (134)
Cash and equivalents at beginning of year                                           1,196                        317
                                                                                   ------                    -------
Cash and equivalents at March 31, 1998 and 1997                                    $1,180                    $   183
                                                                                   ======                    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying consolidated financial statements have been prepared by IGI, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments, except those described in Note 5, are of a normal recurring nature.

   Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   Certain previously reported amounts have been reclassified to conform with the current period presentation.

2. NET INCOME PER COMMON SHARE

   Basic net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended March 31, 1998 and 1997. Diluted net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three month periods ended March 31, 1998 and 1997.
Common stock equivalents include shares issuable upon the exercise of dilutive common stock options.

3. INVENTORIES

   Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following:

(AMOUNTS IN THOUSANDS)                                                    March 31, 1998                December 31, 1997
                                                                -------------------------------  ----------------------------
Finished goods                                                                 $2,923                        $3,365
Work-in-process                                                                 3,712                         3,192
Raw materials                                                                   2,878                         3,259
                                                                               ------                        ------

Total                                                                          $9,513                        $9,816
                                                                               ======                        ======

   If the first-in, first-out (FIFO) method of accounting for inventories had been used, inventories would have been $481,000 and $461,000 lower than reported at March 31, 1998 and December 31, 1997, respectively.

                           IGI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     (CONTINUED)
                                  (Unaudited)


4. BUSINESS SEGMENTS

   Summary operating results for the Company's Animal Health and Consumer Products segments for the three month periods ended March 31, 1998 and 1997 appear below:

(AMOUNTS IN THOUSANDS)

                                                    Animal             Consumer
                                                    Health             Products            Corporate          Consolidated
                                               ------------------  ------------------  --------------------  ----------------
1998
----
Total revenues                                       $7,302              $  914                    -             $8,216
Operating profit (loss)                               1,466                 384               (1,556)               294

1997
----
Total revenues                                       $7,560              $1,263                    -             $8,823
Operating profit (loss)                               1,301                 185                 (937)               549

5. RESTATEMENT OF PRIOR PERIODS

   As a result of the findings of a special investigation initiated by the Board of Directors in March 1998, the Company has restated its consolidated financial statements for 1995 and 1996 and the first three quarters of 1997. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

   The restatements reflect inventory write-offs and inventory adjustments which should have been recorded in different periods. Also reflected are changes in the time periods in which certain product shipments were recognized as sales.

   In addition, in the fourth quarter of 1997, the Company made adjustments to write off certain inventory, increase valuation reserves for inventories and accounts receivable, record legal and related expenses incurred in connection with the United States Department of Agriculture Office of the Inspector General investigation, and to adjust the recognition of licensing revenues. Certain of these adjustments were the result of actions or events which occurred in earlier quarters of 1997. The adjustments which relate to the quarter ended March 31, 1997 have been reflected in the accompanying financial statements.

   A summary of the impact of such restatements on the financial statements for the three months ended March 31, 1997 is as follows:

                                                                               AS REPORTED              Restated
                                                                            ------------------  ------------------------
                                                                            (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

Revenues                                                                           $9,479                    $8,823
Net income                                                                            363                        55
Income per common and common equivalent share
          Basic                                                                    $  .04                    $  .01
          Diluted                                                                     .04                       .01

                           IGI, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

   From June 4, 1997 through March 27, 1998, the Company was subject to an order by the Center for Veterinary Biologics ("CVB") of the United States Department of Agriculture ("USDA") to stop distribution and sale of certain serials and subserials of designated poultry vaccines produced by the Company's Vineland Laboratories Division ("Stop Shipment Order"). The Stop Shipment Order was based on CVB's findings that the Company shipped serials before the Animal Plant Health Inspection Service division of the USDA ("APHIS") had the opportunity to confirm the Company's testing results, failed to destroy serials reported to APHIS as destroyed, and in general failed to keep complete and accurate records and to submit accurate reports to APHIS. The Stop Shipment Order affected 36 of the Company's USDA-licensed vaccines. In July 1997, the Office of Inspector General of the USDA ("OIG") advised the Company of its commencement of an investigation into alleged violations of the Virus Serum Toxin Act and alleged false statements made to APHIS.

   Based on remedial action taken by the Company, including revised vaccine production outlines, the USDA, during the period from August through December of 1997, lifted the Stop Shipment Order with respect to all but three of the 36 affected products. As of March 27, 1998, the remaining three products were released for sale and shipment by the Company.

   In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and OIG, information resulting from its internal investigation of alleged violations by certain former officers and employees of USDA rules and regulations and of the Virus Serum Toxin Act and other statues including U.S. Customs laws and regulations. In connection with its investigation, the OIG has subpoenaed Company documents and the Company has provided, and will continue to provide, subpoenaed documents to Governmental authorities. The U.S. Government's investigation is ongoing and could be expanded to other areas of the Company's business in which violations of laws and regulations may be found to have occurred. In addition, the Government's ongoing investigation could result in action against the Company and certain of its former employees, including fines and the possibility of criminal charges. Also, on April 30, 1998, the Securities and Exchange Commission advised the Company that it is conducting an informal inquiry and requested that the Company provide it with certain documents.

Three months ended March 31, 1998 compared to March 31, 1997
------------------------------------------------------------

   The Company had a net loss of $203,000, or $.02 per share, for the quarter ended March 31, 1998 as compared to net income (as restated) of $55,000, or $.01 per share, for the quarter ended March 31, 1997. The major factors contributing to the loss in 1998 were increased legal, audit and consulting fees associated with the Company's internal investigation, as well as the USDA and OIG investigations, reduced sales of poultry vaccines due to the Stop Shipment Order and increased interest expense.

   Total revenues for the quarter ended March 31, 1998 were $8,216,000, which represents a decrease of $607,000, or 7%, from revenues of $8,823,000 in the quarter ended March 31, 1997. Animal Health Products revenues in the quarter ended March 31, 1998 decreased $258,000, reflecting a $510,000 decrease in sales of poultry vaccines due to the Stop Shipment Order. This was partially offset by an increase of $252,000 in sales of companion pet products due primarily to favorable customer response to promotions. Consumer Products revenues declined $348,000, or 28%, from the first quarter of 1997 due to shifting of customer delivery schedules as well as a change in distribution of certain proprietary products.

                           IGI, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS     (Continued)

   Cost of sales decreased by $82,000, or 2%, from the quarter ended March 31, 1997 due to the lower sales volume. However, as a percentage of sales, costs of sales increased from 47% in the quarter ended March 31, 1997 to 50% in the quarter ended March 31, 1998. The increase in percentage was due to lower sales of the higher margin consumer products in the first quarter of 1998.

   Selling, general and administrative expenses decreased by $105,000, or 3%, from $3,663,000 in the quarter ended March 31, 1997 to $3,558,000 in the quarter ended March 31, 1998. However, as a percentage of revenues, these expenses were 42% in the quarter ended March 31, 1997 compared with 43% in the quarter ended March 31, 1998. The decrease in spending was primarily due to lower sales volume, and expenses of $145,000 for the first quarter of 1997 associated with the workforce reduction for the Company's former Nova Skin product line which is now marketed by Glaxo Wellcome. These factors were somewhat offset by non-recurring professional fees, including legal, audit and consulting expenses, incurred in connection with the Company's internal and government investigations.

   Research and development expenses decreased by $165,000, or 34%, compared to the quarter ended March 31, 1997 as the Company curtailed certain development projects. The Company expects to gradually increase its research and development expenditures and focus its development efforts to meet customer needs in all of its businesses and to maximize the potential for new licensing and manufacturing relationships.

   Net interest expense increased $143,000, or 30%, from 475,000 in the quarter ended March 31, 1997 to $618,000 in the quarter ended March 31, 1998 due to higher interest rates in 1998. Since the Company was in default under certain covenants in its loan agreement during the first quarter of 1998, the Company paid interest at a default interest rate of prime plus 4% on outstanding borrowings under its working capital line and prime plus 4 1/2% on outstanding borrowings under its revolving credit facility. As a result of the default interest rate, the Company incurred interest expense on borrowings outstanding during the three months ended March 31, 1998 of approximately $140,000 above the interest that would have been paid based upon the non-default rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

   The Extension Agreement and the Forbearance Agreement ("The Agreements") provide for the following:

                           IGI, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS     (Continued)


* The maximum availability under the Credit Line is subject to the determination of the amount of eligible accounts receivable and eligible inventories. The Credit Line is due and payable in full on January 31, 1999.

* The outstanding balance of $6,857,142 under the Revolving Facility is due and payable on January 31, 1999.

* All of the Company's indebtedness to the banks is subject to a security interest in all of the assets of the Company and its significant subsidiaries.

* Interest on outstanding borrowings under both the Credit Line and the Revolving Facility will be:

   From August 1, 1998 through September 30, 1998      Prime plus 3  1/2 %
   From October 1, 1998 through November 30, 1998      Prime plus 4  1/2 %
   From December 1, 1998 through January 31, 1999      Prime plus 5  1/2 %

* At the Closing Date the Company issued to the lenders warrants to purchase an aggregate of 540,000 shares of the Company's common stock at an exercise price of $3.50 per share. Warrants ("Unconditional Warrants") to purchase 270,000 shares are exercisable at any time during the period commencing 60 days after issuance and ending on the fifth anniversary of issuance, unless the Company is able to refinance its bank debt by October 31, 1998 in which case these warrants expire. Warrants ("Conditional Warrants") to purchase the remaining 270,000 shares are exercisable at any time during the period commencing September 1, 1998 and ending on the fifth anniversary of issuance, unless the Company is able to refinance its bank debt by December 24, 1998 in which case these warrants expire. The Company has a call option on the warrants, which can only be exercised as to all of the shares issuable at that time, with a repurchase price of $900,000 for each of the Conditional Warrants and Unconditional Warrants. The Company will recognize a non-cash expense for these warrants when earned in accordance with Statement of Financial Accounting Standards No. 123. The Company estimates the total expense for warrants is approximately $400,000, or $.04 per share, net of taxes.

* The Company agreed to pay Fleet Bank, as agent on behalf of the lenders, a monthly agent's fee of $5,000 and an extension fee of $250,000, of which $60,000 was paid at the time of the Extension, and the balance is payable in three installments through March 24, 1999.

* The Company agreed to pay Fleet Bank, as agent on behalf of the lenders, a forbearance fee of $140,000, of which $20,000 was paid at the time of the forbearance, and the balance is payable in three installments through January 15, 1999. However, if the Company is able to replace its existing bank debt within the 30 days following a forbearance fee due date, the installment then due plus all future installments shall be waived.

   The Agreements require the Company to maintain certain financial ratios and comply with other non-financial covenants, and also prohibits the payment of cash dividends without the prior written consent of the lenders. The Company is actively seeking, and believes it will be able to secure,

                           IGI, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS     (Continued)


alternative financing arrangements to replace its existing debt and lending terms through a number of potential options, including but not limited to, the issuance of debt or equity securities or a combination of both. The Company plans to engage an investment banker for the purpose of formulating alternative business strategies and to coordinate the orderly satisfaction of its obligations. No assurance can be given that the Company will be able to obtain alternative financing arrangements, and if it is unsuccessful in doing so, the Company may be required to restrict its business operations or otherwise modify its business strategy. The Company believes it will be able to remain in compliance with its debt covenants through January 30, 1999.

   The Company's operating activities provided $337,000 of cash during the first quarter of 1998. Cash was provided from non-cash charges to operations for depreciation, amortization and loss reserves and increased accounts payable and accrued expenses, partially offset by an increase in accounts receivable. The Company used $182,000 to fund capital expenditures in the first quarter of 1998.

   At July 31, 1998, the Company had no available borrowing capacity under the Credit Line and no borrowings available under the Revolving Facility. Funds generated from operations and existing bank credit facilities are expected to be sufficient to meet the Company's short-term cash requirements. However, the funds available under its existing bank credit facilities are only sufficient to finance the Company's operations at its current levels including the costs associated with the USDA and other regulatory and litigation matters. The Company will be required to raise additional funds to finance its capital expenditures as well as the expansion of its business. Additionally, the bank facility expires in January 1999. The Company, therefore, intends to seek additional funds through the issuance of debt or equity securities or a combination of both. No assurance can be given that the Company will be able to obtain the additional required funds, and if it is unsuccessful in doing so the Company may be required to restrict its business operations or otherwise modify its business strategy.

Factors That May Affect Future Results
--------------------------------------

   The industry segments in which the Company competes are constantly changing and are subject to significant competitive pressures. The following sets forth some of the risks which the Company faces. In addition, certain other factors may affect the Company's business, financial condition and results of operations including the "Factors That May Affect Future Results" contained in the Company's annual report on Form 10-K for the year ended December 31, 1997, which factors are incorporated herein by reference.

Adverse Effects of USDA Actions and OIG and U.S. Attorney Investigations
------------------------------------------------------------------------

   The Company believes that the Stop Shipment Order and other actions by the USDA in 1997 and the ongoing government investigations described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and the costs incurred in connection with those investigations will have a materially adverse effect on its business and results of operations in 1998. First, the Company needs to attract, train and retain key employees for its management team to replace key employees terminated in 1997 and 1998, including corporate officers to head up its manufacturing operations, marketing and sales and business development. Second, the Company needs to satisfy the USDA and the government agencies and its customers that it has established and implemented compliance programs that will prevent future violations of government regulations applicable to its poultry vaccine business. Third, it must assure its customers that its future business

                           IGI, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS     (Continued)


operations will comply with all applicable government rules and regulations and that its financial condition is adequate to meet its business commitments and to maintain a viable and stable business environment. Fourth, it must comply with all of the covenants in its bank credit agreement to assure continued bank financing of its operations and replace its current bank agreement. Fifth, it must raise additional funds, either through additional borrowing or the sale of equity, to meet its growth objective and to maintain its competitive position. Sixth, it must overcome the adverse effects of the AMEX's trading suspension of the Company's Common Stock to provide the opportunity for the Company to raise additional funds for its business. No assurance can be given that the Company will be able to accomplish all or any of the foregoing requirements, and if it is unsuccessful in doing so, or if the OIG, U.S. Attorney or the SEC decides to commence enforcement proceedings against the Company, those proceedings, as well as the cost and expenses related to them, could have a materially adverse effect on the Company's business, financial condition and results of operations. In addition, the costs and expenses, including legal, accounting and consulting fees and expenses, associated with the ongoing investigations and existing and potential litigation have been, and are expected to continue to be, substantial and will have a materially adverse effect on the Company's 1998 operating results.

   The Company is cooperating fully with the U.S. Attorney and each of the regulatory agencies and has produced a substantial amount of documents and information requested by the U.S. Attorney. The U.S. Attorney has not indicated what course of action, if any, it may pursue with respect to IGI in light of the Company's extensive cooperation. The Company has not been advised that it or any of its present employees are targets of any Justice Department or regulatory investigation. Although there can be no assurance as to the outcome of any proceeding, the Company expects that it will be able to achieve a satisfactory resolution of its existing regulatory and litigation matters. However, if criminal charges were to be brought against IGI, the Company could incur substantial costs in fines and attorney's fees to defend the action. The Company could also face additional substantial costs in administrative civil penalties. Since the Company expects a satisfactory resolution of these matters, no reserves were provided at March 31, 1998.

Highly Leveraged; Inability to Obtain Additional Funding
--------------------------------------------------------

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

   The Company was in violation of certain covenants in its bank credit agreements during 1997 and at December 31, 1997. In April 1998, the banks agreed to a waiver of the covenant defaults and to extend the credit agreement on revised terms and conditions through March 31, 1999. The Company was in default under certain covenants contained in the Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from these covenant defaults through January 31, 1999. The Company is actively seeking alternative financing arrangements to replace its existing debt and lending terms through a number of potential options including, but not limited to, the

                           IGI, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS     (Continued)


issuance of debt or equity securities or a combination of both. No assurance can be given that the Company will be able to obtain alternative financing arrangements, and if it is unsuccessful in doing so, the Company may be required to restrict its business operations or otherwise modify its business strategy. The Company believes it will be able to remain in compliance with its debt covenants through January 30, 1999. No assurance can be given that the banks will waive future covenant defaults or modify the terms of the credit agreement to accommodate the Company.

Suspension of Trading
---------------------

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

Year 2000
---------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not  applicable.

                           PART II OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

   There were no material developments in the litigation previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

   The constituent instruments defining the rights of the holders of any class of securities were not modified nor were the rights evidenced by any class of registered securities materially limited or qualified during the period covered by this report.

                           IGI, INC. AND SUBSIDIARIES
                   PART II OTHER INFORMATION     (CONTINUED)


Item 3 - Defaults Upon Senior Securities
----------------------------------------

   The Company was in default under certain covenants contained in its bank credit agreement during the first quarter of 1998 and at March 31, 1998. The Company entered into an Extension Agreement with its bank lenders as of April 29, 1998 which provides for a waiver of the then existing defaults. (See Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".)

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   None

Item 5 - Other Information
--------------------------

   None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------


(a)              Exhibits:
   Exhibit 11            -  Computation of Net Income Per Common Share

   Exhibit 27.1  -          Financial Data Schedule for the quarter ended March 31, 1998

   Exhibit 27.2  -          Restated Financial Data Schedule for the quarter ended March 31, 1997

(b)    Reports on Form 8-K

      On March 31, 1998, the Company filed a Current Report on Form 8-K, dated March 30, 1998, to report under Item 5 (Other Events) that it expected to report a loss for the year ended December 31, 1997. The Company also announced that the filing of its 1997 annual report on Form 10-K with the Securities and Exchange Commission and American Stock Exchange would be delayed beyond the March 31, 1998 due date. No financial statements were required to be filed with such report.

                           IGI, INC. AND SUBSIDIAREIS
                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         IGI, INC.
                                         (Registrant)


                                              /s/ John F. Wall
Date:  August 24, 1998                   By: __________________________________
                                             John F. Wall
                                             Senior Vice President and
                                             Chief Financial Officer