Form 10-Q
period 1998-06-30
IGI INC
filed 1998-08-25
CIK 352998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For Quarter Ended                     Commission File No.
              June 30, 1998                            001-08568
           -------------------                  ----------------------


                                   IGI, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                01-0355758
   -------------------------------                  ------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


  WHEAT ROAD AND LINCOLN AVENUE, BUENA, NJ                08310
  ----------------------------------------             -----------
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

                         PART 1 - FINANCIAL INFOMATION

                         Item 1 - Financial Statements

                           IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


(THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)      Three months ended June 30,           Six months ended June 30,
                                                      ----------------------------------  -----------------------------------
                                                           1998              1997                1998              1997
                                                      ---------------  -----------------  ------------------  ---------------
                                                                          (RESTATED)                            (RESTATED)
Revenues:
     Sales, net                                           $    7,604         $    9,175          $   15,738       $   17,883
     Licensing and royalty income                                121                 36                 203              151
                                                          ----------         ----------          ----------       ----------
         Total revenues                                        7,725              9,211              15,941           18,034

Cost and expenses:
     Cost of sales                                             4,411              4,627               8,450            8,748
     Selling, general and administrative expenses              4,170              3,374               7,728            7,037
     Research and development expenses                           378                397                 703              887
                                                          ----------         ----------          ----------       ----------
Operating profit (loss)                                       (1,234)               813                (940)           1,362
Interest expense, net                                            933                464               1,551              939
Other (income) expense                                            (4)                54                 (11)              54
                                                          ----------         ----------          ----------       ----------

Income (loss) before provision for income taxes               (2,163)               295              (2,480)             369
Provision (benefit) for income taxes                            (779)                77                (893)              96
                                                          ----------         ----------          ----------       ----------

Net income (loss)                                         $   (1,384)        $      218          $   (1,587)      $      273
                                                          ==========         ==========          ==========       ==========

Net income (loss) per common and common
     equivalent share
          Basic                                                $(.15)              $.02               $(.17)            $.03
          Diluted                                              $(.15)              $.02               $(.17)            $.03

Average number of common and common
     equivalent shares
          Basic                                            9,466,667          9,453,461           9,466,667        9,442,419
          Diluted                                          9,466,667          9,463,070           9,466,667        9,534,231



   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                              JUNE 30, 1998           December 31, 1997
                                                                          ----------------------  -------------------------
                                                                                       (AMOUNTS IN THOUSANDS)
ASSETS

Current assets:
     Cash and equivalents                                                        $  1,168                   $  1,196
     Accounts receivable, less allowance for doubtful
          accounts of $1,107 and $903, respectively                                 7,122                      6,851
     Inventories                                                                    8,646                      9,816
     Current deferred taxes, net                                                      728                        728
     Prepaid expenses and other current assets                                        357                        819
                                                                                 --------                   --------

          Total current assets                                                     18,021                     19,410
                                                                                 --------                   --------

Investments                                                                           987                      1,011
                                                                                 --------                   --------

Property, plant and equipment - at cost:
     Land                                                                             625                        625
     Buildings                                                                      9,707                      9,600
     Machinery and equipment                                                        9,814                      9,659
                                                                                 --------                   --------
                                                                                   20,146                     19,884
Less accumulated depreciation                                                     (10,457)                   (10,048)
                                                                                 --------                   --------
                                                                                    9,689                      9,836
                                                                                 --------                   --------

Deferred income taxes                                                               4,140                      3,247
Other assets                                                                          691                        540
                                                                                 --------                   --------

                                                                                 $ 33,528                   $ 34,044
                                                                                 ========                   ========




   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS     (CONTINUED)
                                  (Unaudited)

                                                                              June 30, 1998           DECEMBER 31, 1997
                                                                          ----------------------  -------------------------
                                                                          (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                                                          -------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                                        $ 12,000                    $12,000
     Current maturities of long-term debt                                           6,657                      6,857
     Accounts payable                                                               4,358                      3,841
     Accrued payroll                                                                  339                        183
     Other accrued expenses                                                         1,229                        909
     Income taxes payable                                                              89                         89
                                                                                 --------                    -------

          Total current liabilities                                                24,672                     23,879

Long-term debt, less current maturities                                                 -                         36
                                                                                 --------                    -------

Deferred income from royalty contract                                               1,778                      1,801
                                                                                 --------                    -------

Commitments and contingencies                                                           -                          -

Stockholders' equity:
     Common stock $.01 par value, 30,000,000 shares
          authorized; 9,602,681 shares issued in 1998 and 1997                         96                         96
     Additional paid-in capital                                                    19,411                     19,074
     Accumulated Deficit                                                          (10,236)                    (8,649)
                                                                                 --------                    -------
                                                                                    9,271                     10,521
Less treasury stock; 136,014 shares at cost,
     in 1998 and 1997                                                              (2,163)                    (2,163)
Stockholders' notes receivable                                                        (30)                       (30)
                                                                                 --------                    -------
     Total stockholders' equity                                                     7,078                      8,328
                                                                                 --------                    -------

                                                                                 $ 33,528                    $34,044
                                                                                 ========                    =======


   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                      Six months ended June 30,
                                                                          -------------------------------------------------
                                                                                 1998                           1997
                                                                          -------------------------------------------------
                                                                                             (RESTATED)
                                                                                       (amounts in thousands)
Cash flows from operating activities:
     Net (loss) income                                                            $(1,587)                   $   273
     Reconciliation of net income to net cash provided
          by operating activities:
          Depreciation and amortization                                               440                        565
          Issuance of warrants as consideration for Extension
               Agreement                                                              318                          -
          Provision for losses on accounts receivable and
               inventories                                                            667                        637
          Issuance of stock to 401(k) plan                                                                        40
          Stock option compensation expense                                            19                         47
          Change in deferred income taxes                                            (893)                       383
     Changes in operating assets and liabilities:
          Accounts receivable                                                        (475)                       159
          Receivable due under royalty agreement                                        -                      1,000
          Inventories                                                                 707                     (1,275)
          Prepaid and other assets                                                    462                        282
          Accounts payable and accrued expenses                                       993                        416
          Income taxes payable                                                          -                        (38)
          Deferred royalty income                                                     (23)                         -
                                                                                  -------                    -------
Net cash provided from operating activities                                           628                      2,489
                                                                                  -------                    -------

Cash flows from investing activities:
     Capital expenditures                                                            (262)                      (321)
     Decrease in investment                                                            24                          -
     Increase (decrease) in other assets                                             (182)                        23
                                                                                  -------                    -------

Net cash used by investing activities                                                (452)                      (298)
                                                                                  -------                    -------

Cash flows from financing activities:
     Net repayment under line of credit agreement                                    (200)                      (568)
     Payments of long-term debt                                                       (36)                    (1,721)
     Proceeds from exercise of common stock options                                     -                         59
                                                                                  -------                    -------

Net cash used by financing activities                                                (236)                    (2,230)
                                                                                  -------                    -------

Net decrease in cash and equivalents                                                  (28)                       (39)
Cash and equivalents at beginning of year                                           1,196                        317
                                                                                  -------                    -------
Cash and equivalents at June 30, 1998 and 1997                                    $ 1,168                    $   278
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

2.  NET INCOME PER COMMON SHARE

   Basic net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 1998 and 1997. Diluted net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three and six month periods ended June 30, 1998 and 1997. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options.

3.  INVENTORIES

   Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following:

(AMOUNTS IN THOUSANDS)                                                   June 30, 1998              DECEMBER 31, 1997
                                                                 ----------------------------  --------------------------
Finished goods                                                                   $2,481                      $3,365
Work-in-process                                                                   3,478                       3,192
Raw materials                                                                     2,687                       3,259
                                                                                 ------                      ------

Total                                                                            $8,646                      $9,816
                                                                                 ======                      ======

     If the first-in, first-out (FIFO) method of accounting for inventories had been used, inventories would have been $394,000 and $461,000 lower than reported at June 30, 1998 and December 31, 1997, respectively.

                           IGI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     (CONTINUED)
                                  (Unaudited)

4.  BUSINESS SEGMENTS

   Summary operating results for the Company's Animal Health and Consumer Products segments for the three-month and six-month periods ended June 30, 1998 and 1997 appear below:

                                                 ANIMAL          CONSUMER
                                                 Health          Products         Corporate       Consolidated
                                             ---------------  ---------------  ---------------  ----------------
                                                                   (amounts in thousands)
Three months ended June 30,
1998
Total revenues                                       $ 6,604           $1,121  $         -              $ 7,725
Operating profit (loss)                                  387              196          (1,819)           (1,234)

1997
Total revenues                                       $ 8,039           $1,172  $         -              $ 9,211
Operating profit (loss)                                1,662              167          (1,016)              813

SIX MONTHS ENDED JUNE 30,
1998
Total revenues                                       $13,905           $2,036  $         -              $15,941
Operating profit (loss)                                1,854              580          (3,374)             (940)

1997
Total revenues                                       $15,599           $2,435  $        -               $18,034
Operating profit (loss)                                2,963              352          (1,953)            1,362

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

     In addition, in the fourth quarter of 1997, the Company made adjustments to write off certain inventory, increase valuation reserves for inventories and accounts receivable, record legal and related expenses incurred in connection with the United States Department of Agriculture Office of the Inspector General investigation, and to adjust the recognition of licensing revenues. Certain of these adjustments were the result of actions or events which occurred in earlier quarters of 1997. The adjustments which relate to the three and six months ended June 30, 1997 have been reflected in the accompanying financial statements.

                           IGI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     (CONTINUED)
                                  (Unaudited)

5.   RESTATEMENT OF PRIOR PERIODS     (CONTINUED)

   A summary of the impact of such restatements on the financial statements for the three and six months ended June 30, 1997 is as follows:

                                                 THREE MONTHS ENDED                       Six months ended
                                                    JUNE 30, 1997                           June 30, 1997
                                        -------------------------------------  ---------------------------------------
                                           AS REPORTED          Restated           AS REPORTED           RESTATED
                                        -----------------  ------------------  -------------------  ------------------
                                                         (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

Revenues                                           $8,841              $9,211              $18,320             $18,034
Net Income                                            356                 218                  718                 273
Income per common and
     common equivalent share
          Basic                                    $  .04              $  .02              $   .08             $   .03
          Diluted                                     .04                 .02              $   .08             $   .03



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

     In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and OIG, information resulting from its internal investigation of alleged violations by certain former officers and employees of USDA rules and regulations and of the Virus Serum Toxin Act and other statues including U.S. Customs laws and regulations. In connection with its investigation, the OIG has subpoenaed Company documents and the Company has provided, and will continue to provide, subpoenaed documents to Governmental authorities. The U.S. Government's investigation is

                           IGI. INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS     (Continued)


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

Three months ended June 30, 1998 compared to June 30, 1997
----------------------------------------------------------

The Company had a net loss of $1,384,000, or $.15 per share, for the quarter ended June 30, 1998 as compared to net income (as restated) of $218,000, or $.02 per share, for the quarter ended June 30, 1997. The major factors contributing to the loss for the three months ended June 30, 1998 were increased costs associated with the Company's internal investigation as well as the USDA and OIG investigations and interim management, reduced sales of poultry vaccines, and increased interest expense.

     Total revenues for the quarter ended June 30, 1998 were $7,725,000, which represents a decrease of $1,486,000, or 16%, from revenues of $9,211,000 in the quarter ended June 30, 1997. Animal Health Products revenues in the quarter ended June 30, 1998 declined $1,435,000 from the second quarter of 1997, reflecting a $1,009,000 decrease in sales of poultry vaccines and a $426,000 decrease in sales of companion pet products. The decrease in poultry vaccine sales was due to the direct and indirect effects of the USDA Stop Shipment Order and lower production volumes as the Company made changes to the Vineland Laboratories' operations. The decrease in sales of companion pet products was attributable to strong customer response to promotions in the first quarter resulting in a slowdown of orders in the second quarter as customers worked off inventory, and a decrease in international sales of companion pet products. Consumer Product revenues decreased by $51,000, or 4%, from the quarter ended June 30, 1997.

     Cost of sales decreased by $216,000, or 5%, from the quarter ended June 30, 1997. However, as a percentage of sales, cost of sales increased from 50% in the quarter ended June 30, 1997 to 58% in the quarter ended June 30, 1998. The increase in percentage was primarily due to increased manufacturing variances at the Company's Vineland Laboratories division. The Company is making changes to the Vineland Laboratories operation to improve efficiency and increase capacity.

     Selling, general and administrative expenses increased by $796,000, or 24%, from $3,374,000 in the quarter ended June 30, 1997 to $4,170,000 in the quarter ended June 30, 1998. As a percentage of revenues, these expenses were 54% in the quarter ended June 30, 1998 compared with 37% in the quarter ended June 30, 1997. The increase was attributable to increased spending for professional fees in the three months ended June 30, 1998, including legal, audit and consulting services, related to the various investigations resulting from the USDA Stop Shipment Order. The Company also incurred significant professional fees for interim management following the terminations during 1997 and 1998 of a number of employees including most of the Company's senior management. The total amount of professional fees incurred during the three months ended June 30, 1998 was approximately $ 1,100,000 above the historical level of professional fees.

                           IGI, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS     (CONTINUED)


     Net interest expense doubled from $464,000 in the quarter ended June 30, 1997 to $933,000 in the quarter ended June 30, 1998. This reflected higher borrowings at increased interest rates in 1998, fees paid to the Company's bank lenders in connection with the Extension Agreement and a charge of $318,000 for 270,000 warrants issued to the bank lenders on the April 29, 1998 closing date of the Extension Agreement which were vested during the quarter ended June 30, 1998.

Six months ended June 30, 1998 compared to June 30, 1997
--------------------------------------------------------

The Company had a net loss of $1,587,000, or $.17 per share, for the six months ended June 30, 1998 as compared to net income (as restated) of $273,000, or $.03 per share for the six months ended June 30, 1997. The major factors contributing to the loss in the first six months of 1998 were $1.5 million in unusual professional fees, including legal, audit and consulting services, related to the various ongoing investigations and interim management, a $1,519,000 decrease in sales of poultry vaccines due to the direct and indirect effects of the Stop Shipment Order and increased interest expense of $612,000.

     Total revenues for the six months ended June 30, 1998, were $15,941,000 which represents a decrease of $2,093,000, or 12%, from revenues of $18,034,000 in the six months ended June 30, 1997. Animal Health Products revenues in the first six months of 1998 decreased by $1,693,000, or 11%,due primarily to a $1,519,000 decrease in sales of poultry vaccines. Sales of poultry vaccines were adversely affected by the Stop Shipment Order which remained in effect until March 27, 1998 for three products and lower production volumes as the Company made changes to improve the Vineland Laboratories operations. Consumer Products revenues for the first six months of 1998 were $400,000, or 16%, below 1997 revenues which included initial stocking orders for the dermatology business.

     Cost of sales decreased by $298,000, or 3%, due to the lower sales volume. However, as a percentage of sales, cost of sales increased from 49% for the six months ended June 30, 1997, to 54% for the comparable period in 1998. The increase in percentage was due to increased manufacturing variances at the Company's Vineland Laboratories division. The Company is making changes to the Vineland Laboratories operation to improve efficiency and increase capacity.

     Selling, general and administrative expenses increased by $691,000, or 10%, from $7,037,000 in the first half of 1997 to $7,728,000 in the first half of 1998. These expenses totaled 39% of revenues in the six months ended June 30, 1997 compared with 48% of revenues in the six months ended June 30, 1998. The increase is attributable to increased spending for professional fees in the first six months of 1998, including legal, audit and consulting services, related to the various investigations resulting from the USDA Stop Shipment Order. The Company also incurred significant professional fees for interim management following the terminations during 1997 and 1998 of a number of employees including most of the Company's senior management. The total amount of professional fees paid in the six months ended June 30, 1998, was approximately $1.5 million above the historical levels of professional fees.

     Research and development expenses decreased by $184,000, or 21% in the first six months of 1998 compared to the first six months of 1997 as the Company curtailed certain development projects. The Company expects to gradually increase its research and development expenditures and focus its development efforts to meet customer needs in all of its businesses and to maximize the potential for new licensing and manufacturing relationships.

                           IGI, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS     (Continued)


     Interest expense increased $612,000, or 65% from $939,000 in the six months ending June 30, 1997 to $1,551,000 in the six months ending June 30, 1998. The increase was due to a charge of $318,000 for warrants issued to the Company's bank lenders at April 29, 1998 in connection with the Extension Agreement, higher borrowings at increased interest rates in 1998 and fees paid to the bank lenders related to the Extension Agreement. Since the Company was in default under certain covenants in its loan agreement during the period from January 1, 1998 through April 29, 1998, the Company paid interest at a default interest rate of prime plus 4% on outstanding borrowings under its working capital line and prime plus 4 1/2% on outstanding borrowings under its revolving credit facility. As a result of the default interest rate, the Company incurred interest expense on borrowings outstanding during the six months ending June 30, 1998 of approximately $187,000 above the interest that would have been paid based upon the non-default rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   During the first quarter of 1998, the Company was engaged in negotiating amendments to its credit agreement with its bank lenders, including waivers of its covenant defaults and an extension of the credit agreement since the Company was in default under certain covenants contained in its bank credit agreement during 1997 and at December 31, 1997. During the period from January 1, 1998 through April 29, 1998, the Company paid interest at a rate of prime plus 4% on outstanding borrowings under its working capital line and prime plus 4 1/2% on outstanding borrowings under its revolving credit facility. The Company entered into an Extension Agreement with its bank lenders as of April 29, 1998, (the "Closing Date") which provided for the waiver of the then existing covenant defaults, extension of the bank credit agreement through March 31, 1999, a maximum credit line facility of $12,000,000 ("Credit Line") and extended terms for repayment of the outstanding $6,857,142 balance (at April 29, 1998) of revolving credit notes ("Revolving Facility").

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

   The Company's operating activities provided $628,000 of cash during the six months of 1998. Cash was provided from non-cash charges to operations for depreciation, amortization, interest and loss reserves, decreased inventories, and increased accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

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

Factors That May Affect Future Results
--------------------------------------

   The industry segments in which the Company competes are constantly changing and are subject to significant competitive pressures. The following sets forth some of the risks which the Company faces. In addition, certain other factors may affect the Company's business, financial condition and results of operations including the "Factors That May Affect Future Results" contained in the Company's annual report on Form 10-K for the year ended December 31, 1997 which factors are incorporated herein by reference.

Adverse Effects of USDA Actions and OIG and U.S. Attorney Investigations
------------------------------------------------------------------------

   The Company believes that the Stop Shipment Order and other actions by the USDA in 1997 and the ongoing government investigations described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and the costs incurred in connection with those investigations will have a materially adverse effect on its business and results of operations in 1998. First, the Company needs to attract, train and retain key employees for its management team to replace key employees terminated in 1997 and 1998, including corporate officers to head up its manufacturing operations, marketing and sales and business development. Second, the Company needs to satisfy the USDA and the government agencies and its customers that it has established and implemented compliance programs that will prevent future violations of government regulations applicable to its poultry vaccine business. Third, it must assure its customers that its future business operations will comply with all applicable government rules and regulations and that its financial condition is adequate to meet its business commitments and to maintain a viable and stable business environment. Fourth, it must comply with all of the covenants in its bank credit agreement to assure continued bank financing of its operations and replace its current bank agreement. Fifth, it must raise additional funds, either through additional borrowing or the sale of equity, to meet its growth objective and to maintain its competitive position. Sixth, it must overcome the adverse effects of the AMEX's trading suspension of the Company's Common Stock to provide the opportunity for the Company to raise additional funds for its business. No assurance can be given that the Company will be able to accomplish all or any of the foregoing requirements, and if it is unsuccessful in doing so, or if the OIG, U.S. Attorney or the SEC decides to commence enforcement proceedings against the Company, those proceedings, as well as the cost and expenses related to them, could have a materially adverse effect on the Company's business, financial conditions and results of operations. In addition, the costs and expenses, including legal, accounting and consulting fees and expenses, associated with the ongoing investigations and existing and potential litigation have been, and are expected to continue to be, substantial and will have a materially adverse effect on the Company's 1998 operating results.

                           IGI, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS     (CONTINUED)


   The Company is cooperating fully with the U.S. Attorney and each of the regulatory agencies and has produced a substantial amount of documents and information requested by the U.S. Attorney. The U.S. Attorney has not indicated what course of action, if any, it may pursue with respect to IGI in light of the Company's extensive cooperation. The Company has not been advised that it or any of its present employees are targets of any Justice Department or regulatory investigation. Although there can be no assurance as to the outcome of any proceeding, the Company expects that it will be able to achieve a satisfactory resolution of its existing regulatory and litigation matters. However, if criminal charges were to be brought against IGI, the Company could incur substantial costs in fines and attorney's fees to defend the action. The Company could also face additional substantial costs in administrative civil penalties. Since the Company expects a satisfactory resolution of these matters, no reserves were provided at June 30, 1998.

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

   The Company was in violation of certain covenants in its bank credit agreements during 1997 and at December 31, 1997. In April 1998, the banks agreed to a waiver of the covenant defaults and to extend the credit agreement on revised terms and conditions through March 31, 1999. The Company was in default under certain covenants contained in the Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from the covenant defaults through January 31, 1999. The Company is actively seeking alternative financing arrangements to replace its existing debt and lending terms through a number of potential options including, but not limited to, the issuance of debt or equity securities or a combination of both. No assurance can be given that the Company will be able to obtain alternative financing arrangements, and if it is unsuccessful in doing so, the Company may be required to restrict its business operations or otherwise modify its business strategy. The Company believes it will be able to remain in compliance with its covenants through January 30, 1999. No assurance can be given that the banks will waive future covenant defaults or modify the terms of the credit agreement to accommodate the Company.

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

                           IGI, INC. AND SUBSIDIARIES


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

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

   On April 29, 1998, the Company issued warrants for 540,000 shares of Common Stock to the Company's bank lenders, Fleet Bank-NH and Mellon Bank, N.A., in connection with the Extension Agreement. The warrants were issued in consideration of the Extension Agreement. Each warrant may be exercised for shares of Common Stock at an exercise price of $3.50 per share. See the description of the warrants in "Management's Discussion and Analysis of Financial Conditions and Results of Operations -Liquidity and Capital Resources" which is incorporated herein by reference. For this issuance, the Company has relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933 as an issuance not involving a public offering.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

   The Company was in violation of a covenant in its bank credit agreement during the quarter ended and at June 30, 1998. The Company entered into an Extension Agreement with its bank lenders as of April 29, 1998 which provided a waiver of the then existing defaults. In addition, in August 1998, the Company received a waiver of covenant defaults from its bank lenders. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources".

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

                           IGI, INC. AND SUBSIDIARIES
                   PART II OTHER INFORMATION     (Continued)


Item 5 - Other Information
--------------------------

     None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)                  Exhibits:
     Exhibit 11      -  Computation of Net Income Per Common Share

     Exhibit 27.1    -  Financial Data Schedule for six months ended June 30, 1998

     Exhibit 27.2    -  Restated Financial Date Schedule for six months ended June 30, 1997

(b)    Reports on Form 8-K

     On April 17, 1998, the Company filed a Current Report Form 8-K, dated April 16, 1998, to report under Item 5 (Other Events) that the filing of its 1997 annual report on Form 10-K continued to be delayed because of the ongoing investigation by special counsel of information which could have a material impact on the Company's financial reporting for 1997 and prior periods. The Company also announced that it made extensive changes in its management team following regulatory compliance actions brought by the United States Department of Agriculture. No financial statements were required to be filed with such report.

     On May 7, 1998, the Company filed a Current Report on Form 8-K, dated May 1, 1998, to report under Item 5 (Other Events) that it had been advised by its former independent accountants, Coopers & Lybrand L.L.P. ("C&L") that the reports of C&L with respect to the consolidated financial statements of the Company as of and for the years ended December 31, 1996 and 1995 should no longer be relied on. The Company also reported that it commenced a lawsuit on April 21, 1998, against its former President and Chief Operating Officer, John
P. Gallo, and that Mr. Gallo commenced a lawsuit on April 28, 1998 against the Company and two of its Directors. No financial statements were required to be filed with such report.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      IGI, INC.
                                      (Registrant)



Date:  August 24, 1998                By: /s/ John F. Wall
                                         ----------------------------------
                                          John F. Wall
                                          Senior Vice President and
                                          Chief Financial Officer