Form 10-Q
period 1998-09-30
IGI INC
filed 1998-11-06
CIK 352998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For Quarter Ended                Commission File No.
            September 30, 1998                   001-08568
         -----------------------           -----------------------


                                   IGI, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                Delaware                           01-0355758
     -------------------------------            -------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)


WHEAT ROAD AND LINCOLN AVENUE, BUENA, NJ              08310
----------------------------------------           -----------
(Address of principal executive offices)            (Zip Code)


                                (609)-697-1441
              --------------------------------------------------
              Registrant's telephone number, including area code



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X      No
                           -----       -----

   The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                 Common Shares Outstanding at October 30, 1998

                                   9,466,667

                         PART 1 - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                           IGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


(THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)       Three months ended September 30,    Nine months ended September 30,
                                                         ----------------------------------  ---------------------------------
                                                               1998              1997              1998             1997
                                                         ----------------  ----------------  ----------------  ---------------
                                                                              (RESTATED)                         (RESTATED)
Revenues:
     Sales, net                                               $    8,125        $    7,957        $   23,863       $   25,840
     Licensing and royalty income                                     54                97               257              240
                                                              ----------        ----------        ----------       ----------
         Total revenues                                            8,179             8,054            24,120           26,088

Cost and expenses:
     Cost of sales                                                 4,636             4,497            13,086           13,245
     Selling, general and administrative expenses                  3,495             3,436            11,223           10,473
     Research and development expenses                               346               364             1,050            1,251
                                                              ----------        ----------        ----------       ----------
Operating profit (loss)                                             (298)             (243)           (1,239)           1,119
Interest expense, net                                                743               432             2,294            1,371
Other (income) expense                                                 2                (1)              (10)              53
                                                              ----------        ----------        ----------       ----------

Loss before provision for income taxes                            (1,043)             (674)           (3,523)            (305)
Benefit for income taxes                                            (375)             (176)           (1,268)             (80)
                                                              ----------        ----------        ----------       ----------

Net loss                                                      $     (668)       $     (498)       $   (2,255)      $     (225)
                                                              ==========        ==========        ==========       ==========

Net loss per common and common
     equivalent share
          Basic                                                    $(.07)            $(.05)            $(.24)           $(.02)
          Diluted                                                  $(.07)            $(.05)            $(.24)           $(.02)

Average number of common and common
     equivalent shares
          Basic                                                9,466,667         9,477,456         9,466,667        9,454,931
          Diluted                                              9,466,667         9,477,456         9,466,667        9,454,931


                       The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                      SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                                    ----------------------  -------------------------
                                                                                 (AMOUNTS IN THOUSANDS)
ASSETS

Current assets:
     Cash and equivalents                                                  $  1,431                   $  1,196
     Accounts receivable, less allowance for doubtful
          accounts of $674 and $903, respectively                             6,100                      6,851
     Inventories                                                              7,032                      9,816
     Current deferred taxes, net                                                728                        728
     Prepaid expenses and other current assets                                  604                        819
                                                                           --------                   --------

          Total current assets                                               15,895                     19,410
                                                                           --------                   --------

Investments                                                                     739                      1,011
                                                                           --------                   --------

Property, plant and equipment - at cost:
     Land                                                                       625                        625
     Buildings                                                                9,750                      9,600
     Machinery and equipment                                                  9,827                      9,659
                                                                           --------                   --------
                                                                             20,202                     19,884
Less accumulated depreciation                                               (10,713)                   (10,048)
                                                                           --------                   --------
                                                                              9,489                      9,836
                                                                           --------                   --------

Deferred income taxes                                                         4,768                      3,247
Other assets                                                                    640                        540
                                                                           --------                   --------

                                                                           $ 31,531                   $ 34,044
                                                                           ========                   ========

         The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS     (CONTINUED)
                                  (UNAUDITED)


                                                                      SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                                    ----------------------  -------------------------
                                                                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                                                    -------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                                   $ 12,000                    $12,000
     Current maturities of long-term debt                                      6,457                      6,857
     Accounts payable                                                          2,844                      3,841
     Accrued payroll                                                             633                        183
     Other accrued expenses                                                    1,569                        909
     Income taxes payable                                                         89                         89
                                                                            --------                    -------

          Total current liabilities                                           23,592                     23,879
                                                                            --------                    -------

Long-term debt, less current maturities                                            -                         36
                                                                            --------                    -------

Deferred income from royalty contract                                          1,529                      1,801
                                                                            --------                    -------

Commitments and contingencies                                                      -                          -

Stockholders' equity:
     Common stock $.01 par value, 30,000,000 shares
          authorized; 9,602,681 shares issued in 1998 and                         96                         96
          1997
     Additional paid-in capital                                               19,411                     19,074
     Accumulated deficit                                                     (10,904)                    (8,649)
                                                                            --------                    -------
                                                                               8,603                     10,521
Less treasury stock; 136,014 shares at cost,
     in 1998 and 1997                                                         (2,163)                    (2,163)
Stockholders' notes receivable                                                   (30)                       (30)
                                                                            --------                    -------
     Total stockholders' equity                                                6,410                      8,328
                                                                            --------                    -------

                                                                            $ 31,531                    $34,044
                                                                            ========                    =======

          The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------------------------
                                                                           1998                           1997
                                                                    -------------------------------------------------
                                                                                                       (RESTATED)
                                                                                 (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                               $(2,255)                   $  (225)
     Reconciliation of net loss to net cash provided
          by operating activities:
          Depreciation and amortization                                         926                        843
          Issuance of warrants as consideration for Extension
               Agreement                                                        318                          -
          Provision for losses on accounts receivable and
               Inventories                                                    1,240                        629
          Recognition of deferred revenue                                         -                       (112)
          Issuance of stock to 401(k) plan                                        -                         40
          Stock option compensation expense                                      19                         70
          Change in deferred income taxes                                    (1,521)                      (100)
          Litigation settlement in common stock                                   -                        (50)
     Changes in operating assets and liabilities:
          Accounts receivable                                                   423                      1,150
          Receivable due under royalty agreement                                  -                      1,000
          Inventories                                                         1,872                     (1,095)
          Prepaid and other assets                                              215                         32
          Accounts payable and accrued expenses                                 113                        479
          Income taxes payable                                                    -                        (38)
                                                                            -------                    -------
Net cash provided from operating activities                                   1,350                      2,623
                                                                            -------                    -------

Cash flows from investing activities:
     Capital expenditures                                                      (318)                      (398)
     (Increase) decrease in other assets                                       (361)                       164
                                                                            -------                    -------

Net cash used by investing activities                                          (679)                      (234)
                                                                            -------                    -------

Cash flows from financing activities:
     Net repayment under line of credit agreement                                 -                        (32)
     Payments of long-term debt                                                (436)                    (2,583)
     Proceeds from exercise of common stock options                               -                         96
                                                                            -------                    -------

Net cash used by financing activities                                          (436)                    (2,519)
                                                                            -------                    -------

Net increase (decrease)in cash and equivalents                                  235                       (130)
Cash and equivalents at beginning of year                                     1,196                        317
                                                                            -------                    -------
Cash and equivalents at September 30, 1998 and 1997                         $ 1,431                    $   187
                                                                            =======                    =======

       The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements have been prepared by IGI, Inc. ("IGI" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments, except those described in Note 5, are of a normal recurring nature.

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

   Certain previously reported amounts have been reclassified to conform to the current period presentation.

2.  NET INCOME PER COMMON SHARE

   Basic net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the three- and nine-month periods ended September 30, 1998 and 1997. Diluted net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the three- and nine-month periods ended September 30, 1998 and 1997. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options.

3.  INVENTORIES

   Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method and consist of the following:

(AMOUNTS IN THOUSANDS)                             SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                              ----------------------------  --------------------------

Finished goods                                            $1,140                      $3,365
Work-in-process                                            3,358                       3,192
Raw materials                                              2,534                       3,259
                                                          ------                      ------

Total                                                     $7,032                      $9,816
                                                          ======                      ======

   If the first-in, first-out (FIFO) method of accounting for inventories had been used, inventories would have been $394,000 and $461,000 lower than reported at September 30, 1998 and December 31, 1997, respectively.

4.  BUSINESS SEGMENTS

   Summary operating results for the Company's Animal Health and Consumer Products segments for the three-month and nine-month periods ended September 30, 1998 and 1997 appear below:

                                                      ANIMAL          CONSUMER
                                                      HEALTH          PRODUCTS         CORPORATE       CONSOLIDATED
                                                  ---------------  ---------------  ---------------  ----------------
                                                                        (AMOUNTS IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30,
1998
Total revenues                                       $ 6,860           $1,319        $      -           $ 8,179
Operating profit (loss)                                  201              762          (1,261)             (298)

1997
Total revenues                                       $ 6,496           $1,558        $      -           $ 8,054
Operating profit (loss)                                  326              498          (1,067)             (243)

NINE MONTHS ENDED SEPTEMBER 30,
1998
Total revenues                                       $20,765           $3,355        $      -           $24,120
Operating profit (loss)                                2,159            1,303          (4,701)           (1,239)

1997
Total revenues                                       $22,095           $3,993        $      -           $26,088
Operating profit (loss)                                3,402              736          (3,019)            1,119

5. RESTATEMENT OF PRIOR PERIODS

  As a result of the findings of a special investigation initiated by the Board of Directors in March 1998, the Company has restated its consolidated financial statements for the first three quarters of 1997. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

  The restatements reflect inventory write-offs and inventory adjustments which should have been recorded in different periods. Also reflected are changes in the time periods in which certain product shipments were recognized as sales.

  In addition, in the fourth quarter of 1997, the Company made adjustments to write off certain inventory, increase valuation reserves for inventories and accounts receivable, record legal and related expenses incurred in connection with various legal and regulatory matters, and to adjust the recognition of licensing revenues. Certain of these adjustments were the result of actions or events which occurred in earlier quarters of 1997. The adjustments which relate to the three and nine months ended September 30, 1997 have been reflected in the accompanying financial statements.

  A summary of the impact of such restatements on the financial statements for the three and nine months ended September 30, 1997 is as follows:

                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1997                       SEPTEMBER 30, 1997
                                              --------------------------------------  ----------------------------------------
                                                 AS REPORTED          RESTATED            AS REPORTED           RESTATED
                                              -----------------  -------------------  -------------------  -------------------
                                                                (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

Revenues                                            $8,885              $8,054               $27,205             $26,088
Net Income (loss)                                   $  380              $ (498)              $ 1,098             $  (225)
Income per common and
     common equivalent share
          Basic                                     $  .04              $ (.05)              $   .12             $  (.02)
          Diluted                                   $  .04              $ (.05)              $   .12             $  (.02)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 1998 compared to three months ended September
------------------------------------------------------------------------------
30, 1997
--------

The Company had a net loss of $668,000, or $.07 per share, for the quarter ended September 30, 1998 as compared to net loss (as restated) of $498,000, or $.05 per share, for the quarter ended September 30, 1997. The major factors contributing to the loss for the three months ended September 30, 1998 were increased expenses associated with remedying regulatory deficiencies, costs associated with renovations to the Company's poultry vaccine facilities, the costs and expenses associated with the hiring of and transition to a new management team, increased bank fees and interest charges associated with the extension of the Company's credit line, and a phase out of historical quarter-end petcare dealer purchase incentives.

Total revenues for the quarter ended September 30, 1998 were $8,179,000, which represents an increase of $125,000, or 2%, from revenues of $ 8,054,000 (as restated) in the quarter ended September 30, 1997.

Animal Health Products revenues in the quarter ended September 30, 1998 increased $363,000, or 6%, from the third quarter of 1997, reflecting a $511,000 increase in sales of poultry vaccines and a $148,000 decrease in sales of petcare products. The reduction in petcare products reflects a phase out of historical quarter-end dealer inventory purchase incentives The Company believes that the new program of eliminating quarter-end incentives should result in more stable month-to-month shipment patterns, improving manufacturing and inventory distribution costs.

In the Consumer Products group, cosmetics and personal care product revenues increased by $145,000, or 13%, from the quarter ended September 30, 1997 due in part to higher sales to Estee Lauder. However, dermatology product revenues for the quarter decreased $382,000, or 90%, from revenues of $424,000 in the quarter ended September 30, 1997. High inventories of finished products continued to reduce the need for new shipments of the WellSkin line of Novasome skin care products to Glaxo Wellcome ("Glaxo"). As previously reported, Glaxo has notified IGI that it intends to exit the physician dispensed skin care market. However, the Company is currently evaluating proposals from other distributors for the WellSkin(TM) line of Novasome(R) based skin care products. During the quarter, the Company concluded a second license agreement with a Johnson & Johnson division, licensing the Novasome microencapsulation technology for use in certain products and distribution channels to Johnson & Johnson Medical, Division of Ethicon, Inc.

Cost of sales decreased by $139,000, or 3%, from the quarter ended September 30, 1997. However, as a percentage of sales, cost of sales was 57% in each of the quarters ended September 30, 1997 and 1998.

Total selling, general and administrative expenses increased by $59,000, or 2%, from $3,436,000 for the third quarter of 1997 to $3,495,000 for the third quarter of 1998. General and administrative expenses increased by $193,000, or 18%, from $1,068,000 in the quarter ended September 30, 1997 to $1,261,000 in the quarter ended September 30, 1998. As a percentage of revenues, general and administrative expenses were 15% in the quarter ended September 30, 1998 compared with 13% in the quarter ended September 30, 1997. The increase over 1997 was primarily attributable to increased spending for professional fees in the three months ended September 30, 1998, including legal, audit and consulting services, related to various investigations, as well as expenses associated with the Company's restructuring. Marketing and selling expenses decreased by $134,000, or 6%, from $2,368,000 in the quarter ended September 30, 1997 as the Company continued to carefully manage these expenditures.

Net interest expense increased by 72% from $432,000 in the quarter ended September 30, 1997 to $743,000 for the quarter ended September 30, 1998. This reflected higher borrowings at increased interest rates of up to prime plus 3 1/2 percent. In addition, extraordinary fees were paid to the Company's bank lenders in connection with the Extension Agreement, dated April 29, 1998 (the "Extension Agreement"), and the Forbearance Agreement, dated August 19, 1998 (the "Forbearance Agreement"), entered into by the Company and its lenders.

Nine months ended September 30, 1998 compared to nine months ended September 30,
--------------------------------------------------------------------------------
1997
----

The Company had a net loss of $2,255,000, or $.24 per share, for the nine months ended September 30, 1998 as compared to a net loss (as restated) of $225,000, or $.02 per share, for the nine months ended September 30, 1997. The major factors contributing to the loss in the first nine months of 1998 were $1.7 million of one time non-recurring professional fees including expenses associated with remedying regulatory deficiencies, the costs and expenses associated with termination of certain employees and the hiring of a new management team, as well as increased bank fees and interest charges associated with the extension of the Company's credit line. An additional contributing factor was a $1,006,000 decrease in sales of poultry vaccines in the first nine months of 1998 as compared with sales in the first nine months of 1997 arising out of the USDA regulatory action.

Total revenues for the nine months ended September 30, 1998 were $24,120,000, which represents a decrease of $1,968,000, or 8%, from revenues of $26,088,000 (as restated) in the nine months ended September 30, 1997. Animal Health Products revenues in the first nine months of 1998 decreased by $1,330,000, or 6%, due primarily to a $1,006,000 decrease in sales of poultry vaccines. Sales of poultry vaccines were adversely affected by a USDA regulatory action, which remained in effect until March 27, 1998. The Company also experienced lower production volumes of poultry vaccines while it made changes to improve its Vineland Laboratories operations. Sales of petcare products decreased by $324,000, or 3%, as a result of lower international sales and the phase out of historical quarter-end dealer inventory purchase incentives. Overall Consumer Products revenues for the first nine months of 1998 decreased by $638,000, or 16%, from 1997 revenues. This was due largely to the change in revenue from the Company's dermatology products, where revenues decreased by $535,000, or 52%, from revenues in the first nine months of 1997. The first nine months of 1997 included initial stocking orders from Glaxo. In addition, high inventory of finished products reduced the need for new shipments to Glaxo. On October 9, 1998, Glaxo notified IGI that it intends to exit the physician dispensed skin care market and therefore revenues from Glaxo-generated sales will be eliminated in the future. However, the Company is currently evaluating proposals from other distributors for the WellSkin(TM) line of Novasome(R) skin care products.

Revenues for the Company's cosmetics and personal care products through September 30, 1998 were 2%, or $50,000, below the first nine months of 1997 principally due to lower sales to Kimberly Clark. The Company concluded its second license agreement with a Johnson & Johnson division, licensing the Novasome(R) microencapsulation technology for use in certain products and distribution channels to Johnson & Johnson Medical, Division of Ethicon, Inc. Johnson & Johnson launched products incorporating Novasome microencapsulation under its RoC and pH5.5 brands earlier this year.

Overall cost of sales decreased by $159,000, or 1%, due to the lower sales volume. However, as a percentage of sales, cost of sales increased from 51% for the nine months ended September 30, 1997 to 55% for the comparable period in 1998. The increase in percentage was largely due to increased manufacturing costs at the Company's Vineland Laboratories division. The Company is making changes to the Vineland Laboratories operation to increase efficiency and capacity.

Selling, general and administrative expenses increased by $751,000, or 7%, from $10,473,000 in the first three-quarters of 1997 to $11,223,000 in the first three-quarters of 1998. These expenses totaled 40% of revenues for the nine months ended September 30, 1997 compared with 47% of revenues for the nine months ended September 30, 1998. Much of the increase was attributable to increased spending for professional fees in the first nine months of 1998. The total amount of professional fees for the nine months ended September 30, 1998 was approximately $2.2 million, of which $1.7 million is non-recurring as it is attributable to the USDA regulatory action. The Company expects its future professional expenses will be significantly below those incurred in the most recent nine-month period.

Research and development expenses decreased by $202,000, or 16%, in the first nine months of 1998 compared to the first nine months of 1997 as the Company curtailed certain development projects.

Interest expense increased $923,000, or 67%, from $1,371,000 for the nine months ended September 30, 1997 to $2,294,000 for the nine months ended September 30, 1998. The increase was primarily due to a charge to earnings of $318,000 for warrants issued to the Company's bank lenders in connection with the execution of the Extension Agreement, higher borrowings at increased interest rates in 1998 and fees paid to the bank lenders related to the Extension and Forbearance Agreements. Since the Company was not in compliance with certain covenants in its loan agreement during the period from January 1, 1998 through April 29, 1998, the Company paid interest at a default interest rate of prime plus 4% on outstanding borrowings under its working capital line and prime plus 4 1/2% on outstanding borrowings under its revolving credit facility. As a result, the Company incurred interest expense, including fees and the cost of warrants, on borrowings outstanding during the nine months ended September 30, 1998 of approximately $975,000 above the interest that would have been paid based upon the non-default rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of 1998, the Company was engaged in negotiating amendments to its credit agreement with its bank lenders, including waivers of its covenant defaults and an extension of the credit agreement since the Company was not in compliance with certain covenants contained in its bank credit agreement during 1997 and at December 31, 1997. During the period from January 1, 1998 through April 29, 1998, the Company paid interest at a rate of prime plus 4% on outstanding borrowings under its working capital line and prime plus 4 1/2% on outstanding borrowings under its revolving credit facility.

The Company entered into an Extension Agreement with its bank lenders as of April 29, 1998, which provided for the waiver of the then existing covenant defaults, extension of the bank credit agreement through March 31, 1999, a maximum credit line facility of $12,000,000 ("Credit Line") and extended terms for repayment of the outstanding $6,857,142 balance (at April 29, 1998) of revolving credit notes ("Revolving Facility").

On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies through January 31, 1999. Pursuant to the bank lenders' requirements, the Company is obligated to pay a series of additional fees and interest costs arising from the Extension Agreement and the Forbearance Agreement, including a Monthly Agent's Fee, an Extension Fee, and a Forbearance Fee, as well as incurring the cost associated with the issuance of warrants, in addition to the existing Loan Origination Fee.

The Extension Agreement and the Forbearance Agreement ("the Agreements") provide as follows:

 . The Company is obligated to pay Fleet Bank, as agent on behalf of the lenders, a Monthly Agent's Fee of $5,000 and an Extension Fee of $250,000, of which $60,000 was paid at the time of the Extension, and the balance is payable in three installments through March 24, 1999.

 . The Company is also obligated to pay Fleet Bank, as agent on behalf of the lenders, the sum of $140,000, of which $20,000 was paid at the time of the forbearance, and which the balance is payable in three installments through January 15, 1999. However, if the Company is able to replace its existing bank debt within the 30 days following a Forbearance Fee due date, the installment then due plus all future installments shall be waived.

 . The maximum availability under the Credit Line is subject to the determination of the amount of eligible accounts receivable and eligible inventories. The Credit Line is due and payable in full on January 31, 1999.

 . The outstanding balance of $6,857,142 under the Revolving Facility is due and payable in full on January 31, 1999.

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


 . On April 29, 1998, the Company issued to the lenders warrants to purchase an aggregate of 540,000 shares of the Company's common stock at an exercise price of $3.50 per share. Warrants to purchase 270,000 shares ("Unconditional Warrants") are exercisable at any time during the period commencing 60 days after issuance and ending on the fifth anniversary of issuance. Warrants to purchase the remaining 270,000 shares ("Conditional Warrants") are exercisable at any time during the period commencing September 1, 1998 and ending on the fifth anniversary of issuance, unless the Company is able to refinance its bank debt by December 24, 1998, in which case these warrants expire. The Company has a call option on the Warrants, which can only be exercised for the purchase of all of the shares issuable at that time, at a repurchase price of $1,800,000. The Company will recognize a non-cash expense for these warrants when earned in accordance with Statement of Financial Accounting Standards No. 123. The Company estimates that the total expense for the Warrants is approximately $400,000, or $.04 per share, net of taxes.

The Agreements require the Company to maintain certain financial ratios and comply with other non-financial covenants, and also prohibits the payment of cash dividends without the prior written consent of the lenders. The Company is actively seeking, and believes it will be able to secure, financing arrangements to replace its existing debt and lending terms through a number of potential options including, but not limited to, the sale of debt or equity securities or a combination of both. The Company has engaged an investment banker for the purpose of formulating business strategies and coordinating the orderly satisfaction of its obligations. No assurance can be given that the Company will be able to obtain alternative financing arrangements, and if it is unsuccessful in doing so, the Company may be required to restrict its business operations or otherwise modify its business strategy. The Company was not in compliance with a non-monetary covenant in its bank credit agreement during the quarter ended and at September 30, 1998, which required engagement of an investment banker by August 31, 1998. While the Company actively pursued such an engagement, it did not finalize the present investment banking relationship until October 9, 1998. The Company has received a waiver of such default from its bank lenders. The Company believes it will be able to remain in compliance with its debt covenants through January 30, 1999.

The Company's operating activities provided $1,350,000 of cash during the first nine months of 1998. Cash was provided from non-cash charges to operations for depreciation, amortization, interest and loss reserves, and decreased inventories and accounts receivable.

At October 31, 1998, the Company had no available borrowing capacity under the Credit Line and no borrowings available under the Revolving Facility. Funds generated from operations and existing bank credit facilities are expected to be sufficient to meet the Company's short-term cash requirements. However, the funds available under its existing bank credit facilities are only sufficient to finance the Company's operations at its current levels, including the costs associated with legal and regulatory matters. The Company will be required to raise additional funds to finance its capital expenditures as well as the expansion of its business. Additionally, the bank facility expires on January 31, 1999. The Company, therefore, intends to seek additional funds through the issuance of debt or equity securities or a combination of both. No assurance can be given that the Company will be able to obtain the additional required funds, and if it is unsuccessful in doing so the Company may be required to restrict its business operations or otherwise modify its business strategy.

Factors That May Affect Future Results
--------------------------------------

The industry segments in which the Company competes are constantly changing and are subject to significant competitive pressures. The following sets forth some of the risks which the Company faces. In addition, certain other factors may affect the Company's business, financial condition and results of operations including the "Factors That May Affect Future Results" contained in the Company's annual report on Form 10-K for the year ended December 31, 1997 filed on August 29, 1998 (the "1997 10-K Annual Report"), which factors are incorporated herein by reference.

Adverse Effects of USDA Actions and OIG and U.S. Attorney Investigations
------------------------------------------------------------------------

In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the United States Department of Agriculture ("USDA") and Office of Inspector General of the USDA ("OIG"), information resulting from an internal investigation of alleged violations by certain former officers and employees of USDA rules and regulations and of the Virus Serum Toxin Act and other statues, including U.S. Customs laws and regulations. In connection with its investigation, the OIG has subpoenaed Company documents and the Company has provided, and will continue to provide, subpoenaed documents to governmental authorities. The U.S. Government's investigation is ongoing and could result in action against the Company and certain of its former employees. Also, on April 30, 1998, the Securities and Exchange Commission advised the Company that it is conducting an informal inquiry and requested that the Company provide it with certain documents. Additional information concerning these matters is contained in the 1997 10-K Annual Report.

The Company believes that the effect on revenue occasioned by the USDA regulatory action, and the expenses associated with the ongoing regulatory and legal matters described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), will have a materially adverse effect on its business and results of operations in 1998.

None of the agencies have indicated what course of action, if any, they may pursue with respect to IGI. The Company has not been advised that it or any of its present employees are targets of any Justice Department or regulatory investigation. Although there can be no assurance as to the outcome of any proceeding, the Company expects that it will be able to achieve a satisfactory resolution of its existing regulatory and legal matters. Since the Company expects a satisfactory resolution of these matters, no reserves were provided at September 30, 1998.

Highly Leveraged; Inability to Obtain Additional Funding
--------------------------------------------------------

The Company has historically applied the operating profits from its Animal Health Products business to fund the development of its Consumer Products business and its former biotechnology business, Novavax, which was distributed to the Company's stockholders in December 1995. The Company is highly leveraged and has negative working capital, and therefore will need additional capital to finance the expansion of its Animal Health Products and Consumer Products businesses. No assurance can be given that such funds will be obtained when required or, if obtainable, on terms that are favorable to the Company.

The Company was in violation of certain covenants in its bank credit agreements during 1997 and at December 31, 1997. In April 1998, the banks agreed to a waiver of the covenant defaults and to extend the credit agreement on revised terms and conditions through March 31, 1999. The Company was in default under certain covenants contained in the Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from the covenant defaults. The Company is actively seeking to replace its existing debt and lending terms through a number of potential options including, but not limited to, the sale of debt or equity securities or a combination of both. The Company has engaged an investment banker for the purpose of formulating business strategies and coordinating the orderly satisfaction of its obligations. No assurance can be given that the Company will be able to obtain alternative financing arrangements and if it is unsuccessful in doing so, the Company may be required to restrict its business operations or otherwise modify its business strategy. The Company believes it will be able to remain in compliance with its debt covenants through January 30 1999. No assurance can be given that the banks will waive future covenant defaults or modify the terms of the credit agreement to accommodate the Company.

Suspension of Trading
---------------------

The Company was unable to file its 1997 10-K Annual Report by the March 31, 1998 due date pending a forensic audit directed by the Board of Directors. As a result, the American Stock Exchange ("AMEX") halted trading of the Company's common stock. Trading of the Company's common stock on the AMEX resumed on September 8, 1998. The failure of the Company to maintain its trading on the AMEX could adversely affect its ability to raise additional funds required for its business through the sale of debt or equity securities and could limit and adversely affect the trading market for its outstanding common stock and the ability of stockholders to liquify their holdings on favorable market terms.

Year 2000
---------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, prepare invoices, or engage in similar normal business activities.

The Company is currently in the process of assessing its exposure to the Year 2000 Issue and developing a comprehensive response to that exposure. Generally, the Company has Year 2000 exposure in three areas: (i) financial and management operating computer systems used to manage the Company's business,
(ii) microprocessors and other electronic devices included as components of equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular financial institutions, customers and suppliers of the Company.

At September 30, 1998, the Company has completed an initial assessment and determined that its financial and management operating computer systems are not Year 2000 compliant. A decision has been reached to replace the current system with a new system that will be Year 2000 compliant. The Company believes implementation of the new financial and management operating computer system will be completed by September 30, 1999. However, if such replacement is not made, or is not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company estimates the cost of replacing its financial and management operating computer system to be approximately $350,000 more than the cost of normal hardware and software upgrades and replacements. Such cost will be incurred from October 1998 through fiscal 1999.

The Company has begun an inventory and assessment of its exposure to embedded chips in its facilities or equipment used in those facilities and the capability of vendors of such equipment to successfully remediate Year 2000 problems in equipment with embedded chips. The Company believes the assessment of exposure to embedded chips will be completed by December 31, 1998.

The Company is beginning to interview vendors and customers to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. The Company anticipates completing these interviews by March 31, 1999. The Company believes that its total cost related to embedded chips and non-compliance by vendors and customers is not expected to be material to the Company's financial condition and results of operations.

While the Company believes that necessary modifications will be made on a timely basis there can be no assurance that there will not be a delay in or increased costs associated with the implementation of such modifications. If the Company is unsuccessful in completing remediation of non-compliant systems or correcting embedded chips or if customers or vendors cannot rectify Year 2000 Issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment, and may experience delays in payments by customers or to vendors.
The Company's business, financial condition and results of operations could also be materially adversely affected. The Company has not yet developed a comprehensive contingency plan in the event of non-compliance by its customers and vendors as it is awaiting the outcome of the aforementioned assessments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II OTHER INFORMATION


Item 1 - Legal Proceedings
--------------------------

   There were no material developments in the legal and regulatory matters previously described in the Company's 1997 10-K Annual Report other than the dismissal, by agreement of the parties, of the lawsuit filed by IGI against its former president, John P. Gallo, and the countersuit filed by Mr. Gallo against the Company. The agreement to dismiss, which was made at the request of the New Jersey Superior Court, was precipitated by Mr. Gallo's assertion of his Fifth Amendment privilege against self incrimination and his refusal to submit to deposition or otherwise participate in discovery. IGI has reserved its rights to proceed against Mr. Gallo following the conclusion of any criminal proceedings which may be brought against Mr. Gallo.

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

   The Company was not in compliance with a non-monetary covenant in its bank credit agreement during the quarter ended and at September 30, 1998. The covenant required engagement of an investment banker by August 31, 1998. While the Company actively pursued such an engagement, it did not finalize the present investment banking relationship until October 9, 1998. The Company has received a waiver of such default from its bank lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   At the Company's Annual Meeting of Stockholders held on September 24, 1998, the following proposals were adopted by the vote specified below:



Proposal                                                      For                   Withheld Authority
--------                                                      ---                   ------------------

1.     Election of Directors:
               F. Steven Berg                               7,581,051                      586,354
               Terrence D. Daniels                          7,851,851                      315,554
               Edward B. Hager, M.D.                        7,568,551                      598,854
               Jane E. Hager                                7,568,301                      599,104
               Constantine L. Hampers, M.D.                 7,844,551                      322,854
               Terrence O'Donnell                           7,583,551                      583,854
               Paul D. Paganucci                            7,583,651                      583,754
               David G. Pinosky, M.D.                       7,583,351                      584,054

2. To approve an amendment to the Company's 1991 Stock Option Plan increasing the number Shares of Common Stock authorized for issuance from 2,600,000 to 3,100,000.

               Number of Shares:
               -----------------

               For                           4,656,468
               Against                         981,461
               Abstain                          37,671
               Broker non-votes              2,491,805

3. Ratification of PricewaterhouseCoopers LLP as independent auditors for the 1998 fiscal year.

               Number of Shares:
               -----------------

               For                           7,870,455
               Against                         291,650
               Abstain                           5,300


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits:

       Exhibit 10    -   Amendment No. 4 to the Company's 1991 Stock Option Plan

       Exhibit 11    -   Computation of Net Income Per Common Share

       Exhibit 27.1  -   Financial Data Schedule for nine months ended
                         September 30, 1998

       Exhibit 27.2  -   Restated Financial Date Schedule for nine months ended
                         September 30, 1997

(b)    Reports on Form 8-K

     None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IGI, INC.
                                           (Registrant)



Date:     November 6, 1998                  By: /s/  John F. Wall
                                               -------------------------------
                                                     John F. Wall
                                                     Senior Vice President and
                                                     Chief Financial Officer