Form 10-K
period 1998-12-31
IGI INC
filed 1999-04-12
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended                                        Commission File No.
December 31, 1998                                                      001-08568

                                    IGI, Inc.
             (Exact name of registrant as specified in its charter)


Delaware                                                              01-0355758
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


Wheat Road and Lincoln Avenue, Buena, NJ                                   08310
(Address of principal executive offices)                              (Zip Code)


                                 (609)-697-1441
               Registrant's telephone number, including area code

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

                                Yes |_|   No |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the Registrant's voting Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at March 19, 1999, as computed by reference to the last trading price of such stock, was approximately $11,100,000. The Registrant has no shares of non-voting Common Stock authorized or outstanding.

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 19, 1999 was 9,526,854 shares.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed with the Commission on or before April 30, 1999 are incorporated herein by reference in Part III.


                                                                               2
Exhibit Index located on pages 48-52

                                     Part I

Item 1. Business

     IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at Wheat Road and Lincoln Avenue, Buena, New Jersey. The Company is a diversified company engaged in three business segments:

     o Poultry Vaccine Business - production and marketing of poultry vaccines and other related products;

     o    Companion  Pet  Products   Business  -  production  and  marketing  of
          companion   pet   products   such  as   pharmaceuticals,   nutritional
          supplements and grooming aids; and

     o Consumer Products Business - production and marketing of cosmetics and skin care products.

Recent Developments:

     U.S. Regulatory Proceedings

     From mid-1997 through most of 1998, the Company was subjected to intense governmental and regulatory scrutiny relating to the Company's shipment of some of its poultry vaccine products without complying with certain applicable regulatory and record keeping requirements. As a result of actions taken by the United States Department of Agriculture ("USDA"), the Company was ordered in June 1997 to stop shipment of certain of its poultry vaccine products. In July
1997, the Company was advised that the USDA's Office of Inspector General ("OIG") had commenced an investigation into possible violations by the Company of the Virus Serum Toxin Act of 1914 and alleged false statements made by the Company to the USDA's Animal and Plant Health Inspection Service ("APHIS").

     Company Actions

     Based on these events, the Company:

o engaged independent counsel to conduct an investigation of the claimed violations;

o took corrective action to allow the Company to resume shipment of its affected product lines;

o terminated the President and Chief Operating Officer of the Company for willful misconduct and commenced a lawsuit against him in the New Jersey Superior Court;

o    obtained the resignation of six employees, including two Vice Presidents;

o voluntarily disclosed information uncovered by its internal investigation to the U.S. Attorney for the District of New Jersey, including information that related to sales of poultry vaccines which may have violated U.S. customs laws and regulations; and

o cooperated with the Securities and Exchange Commission ("SEC") in its informal inquiry, initiated in April 1998, regarding the foregoing matters.

     The USDA's stop shipment order and the investigations by federal regulatory authorities disrupted the business of the Company during 1997 and 1998 and had a material adverse effect on its business operations and its liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Settlement of U.S. Regulatory Proceedings

     On March 24, 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding their pending investigations and proceedings. This settlement is subject to court approval, which the Company believes will be obtained in due course. The terms of the settlement agreement provide that the Company will enter a plea of guilty to a misdemeanor and will pay a fine of $15,000 and restitution in the amount of $10,000. In addition, beginning in January 2000, the Company will make monthly payments to the Treasury Department through the period ending October 31, 2001 in the total amount of $225,000. The expense of settling with these agencies is reflected in the 1998 results of operations. The settlement does not affect the informal inquiry being conducted by the SEC, nor does it affect possible governmental action against former employees of the Company. Management does not expect that the SEC informal inquiry will have a material adverse effect on the financial position, cash flow or operations of the Company.

     The Company is not aware of any other legal proceedings, which could have a material effect upon the Company.

Licensed Technology

     In December 1995, IGI distributed its ownership of its majority-owned subsidiary, Novavax, Inc. ("Novavax"), in the form of a tax-free stock dividend, to IGI stockholders. Novavax had conducted the biotechnology business segment of IGI, which is reported as a discontinued operation in the five year summary of selected financial data. In connection with the distribution, the Company paid Novavax $5,000,000 in return for a fully paid-up, ten-year license (the "IGI License Agreement") entitling it to the exclusive use of the Novasome(R) lipid vesicle encapsulation and other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field"). IGI has the option, exercisable within the last year of the ten-year term, to extend the exclusive license for an additional ten-year period for $1,000,000. Novavax has the right to use the Technologies for applications outside the IGI Field, mainly human vaccines and pharmaceuticals.

Business Segments

     In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach indicates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

     The Company elected to change reportable segments from two segments (Animal Health Products and Consumer Products) into three segments (Poultry Vaccines, Companion Pet Products, and Consumer Products). Reasons leading to the change included the fact that products from each of the segments serve different markets, use different channels of distribution, and have two different forms of government oversight. The Company elected to change the reporting of its business segments as of January 1, 1998 and restated its prior years' presentation to conform to this revised segment reporting standard.

     The following table sets forth the revenue and operating profit of each of the Company's three business segments for the periods indicated:

                                            1998           1997*         1996*
                                          --------       --------      --------
Revenue                                               (in thousands)

Poultry Vaccines                          $ 14,843       $ 16,644      $ 19,953
Companion Pet Products                      12,513         12,444        11,308
Consumer Products                            5,839          5,255         3,686
                                          --------       --------      --------
       Total Revenues                     $ 33,195       $ 34,343      $ 34,947
                                          ========       ========      ========

Operating Profit (Loss)**

Poultry Vaccines                          $   (517)         1,202      $  4,084
Companion Pet Products                       2,844          2,577         2,300
Consumer Products                            3,688          1,473          (955)

* Prior year amounts restated to reflect the Company's change in its method of inventory pricing. (See Note 1 of Consolidated Financial Statements.)

**   Excludes corporate expenses of $6,925,000,  $5,032,000, and $4,097,000, for
     1998, 1997, and 1996, respectively. (See Note 17 of Consolidated Financial Statements.)

Poultry Vaccine Business

     The Company produces and markets poultry vaccines manufactured by the chick embryo, tissue culture and bacteriologic methods. The Company produces vaccines for the prevention of various chicken and turkey diseases and has more than 60 vaccine licenses granted by the USDA. The Company also produces and sells nutritional, anti-infective and sanitation products used primarily by poultry producers. The Company sells these products in the United States and in over 50 other countries under the Vineland Laboratories trade name.

     The Company manufactures poultry vaccines at its USDA licensed facility in Vineland, New Jersey and sells them, primarily through its own sales force of nine persons, directly to large poultry producers and distributors in the United States and, through its export sales staff of 15 persons, to local distributors in other countries. The sales force is supplemented and supported by technical and customer service personnel. The Company's vaccine production in the United States is regulated by the USDA. Sales of poultry vaccines and related products accounted for approximately 45% of the Company's revenues in 1998, 49% in 1997 and 57% in 1996. For information relating to the adverse effect of the stop shipment order by the USDA on the Company's poultry vaccine business, as well as other governmental actions, see "Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's principal competitors in the poultry vaccine market are Intervet America, Fort Dodge, Tri Bio and Schering Plough Animal Health. The Company believes that it is one of the largest domestic poultry vaccine producers. The Company competes on the basis of product performance, price, customer service and availability.

Companion Pet Products Business

     The Company sells its Companion Pet Products to the veterinarian market under the EVSCO Pharmaceuticals trade name and to the over-the-counter ("OTC") pet products market under the Tomlyn and Luv'Em labels.

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

     EVSCO products are manufactured at the Company's facility in Buena, New Jersey and are sold through distributors to veterinarians. The facility operates in accordance with Good Manufacturing Practices ("GMP") of the federal Food and Drug Administration ("FDA") (See "Government Regulation"). Principal competitors of the EVSCO product line include DVM, Allerderm, Schering Plough Animal Health and Pfizer Animal Health. The Company competes on the basis of price, marketing, customer service and product qualities.

     The Tomlyn product line includes pet grooming, nutritional and therapeutic products, such as shampoos, grooming aids, vitamin and mineral supplements, insecticides and OTC medications. The products are manufactured at the Company's facility in Buena, New Jersey, and are sold directly to pet superstores and through distributors to independent merchandising chains, shops and kennels. Principal competitors of the Tomlyn product line include Four Paws Products; Bio Groom Products; Lambert Kay, a division of Carter-Wallace; Eight In One Pet Products, Inc.; and Cardinal Labs, Inc.

     Sales of the Company's veterinary products are handled by 20 sales employees. Most of the Company's veterinary products are sold through distributors. Sales of veterinary products accounted for approximately 38% of the Company's revenues in 1998, 36% in 1997 and 32% in 1996.

Consumer Products Business

     IGI's Consumer Products business is primarily focused on the continued commercialization of the Microencapsulation Technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products that the Company markets through collaborative arrangements with major cosmetic and consumer products companies. IGI plans to continue to work with cosmetics, food, personal care products, and OTC pharmaceutical companies for commercial applications of the Microencapsulation Technologies. Because of their ability to encapsulate skin protective agents, oils, moisturizers, shampoos, conditioners, skin cleansers and fragrances and to provide both a controlled and a sustained release of the encapsulated materials, Novasome(R) lipid vesicles are well suited to cosmetics and consumer product applications. For example, Novasome(R) lipid vesicles may be used to deliver moisturizers and other active ingredients to the deeper layers of the skin or hair follicles for a prolonged period; to deliver or preserve ingredients which impart favorable cosmetic characteristics described in the cosmetics industry as "feel," "substantivity," "texture" or "fragrance"; to deliver normally incompatible ingredients in the same preparation, with one ingredient being shielded or protected from others by encapsulation within the Novasome(R) vesicle; and to deliver pharmaceutical agents.

     The Company produces Novasome(R) vesicles for various skin care products, including those marketed by Estee Lauder such as "All You Need," "Re-Nutriv," "Virtual Skin," "100% Time Release Moisturizer," "Resilience" and others. Sales to Estee Lauder accounted for $3,494,000 or 11% of 1998 sales, $2,408,000 or 7% for 1997, and $2,505,000 or 7% in 1996. The Company also markets a skin care product line to physicians through a distributor under the Company's WellSkin(TM) brand.

     Principal competitors to the Company's WellSkin(TM) product line include NeoStrata, Inc. and MD Formulations, a division of Allergen. The Company's Novasome(R) Technologies indirectly compete as a delivery system with, among others, Collaborative Labs, Liposomes, Inc. and Lipo Chemicals.

     In 1996, the Company entered into a license and supply agreement with Glaxo Wellcome, Inc. ("Glaxo"). The agreement granted Glaxo exclusive rights to market the WellSkin(TM) product line in the United States to physicians. Under the terms of the agreement, IGI manufactured these products for Glaxo. This agreement provided for Glaxo to pay royalties to IGI based on sales and pay a $1,000,000 advance royalty to IGI in 1997 of which $300,000 was non-refundable. The advance royalty was recorded as deferred income. In October 1998, Glaxo notified the Company of its intent to exit the physician-dispensed skin care market. In December 1998, the license and supply agreement with Glaxo was terminated. The termination agreement provided that IGI would purchase all of Glaxo's inventory and marketing materials related to the WellSkin(TM) line in exchange for a $200,000 promissory note, due and payable in December 1999 and bearing interest at a rate of 11%. The Company also issued a promissory note to Glaxo for $608,000, representing the unearned portion of the advance royalty in exchange for Glaxo transferring all rights to the WellSkin(TM) trademark to IGI. This note bears interest at a rate of 11% and is payable in three installments between December 1999 and December 2000. In connection with the Agreement termination, but unrelated to the advance royalty, IGI reduced cost of sales by $404,000 in 1998 for amounts owed to Glaxo that were forgiven. Beginning in 1997 and again in 1998, IGI recognized $150,000 and $326,000, respectively, of royalties as income.

     In December 1998, the Company entered into a supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provides that Genesis will pay the Company a trademark and technology transfer fee in four equal annual payments of $250,000 each commencing November 1, 1999. In addition, Genesis will pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. Genesis also purchased WellSkin(TM) inventory and marketing materials previously purchased by the Company from Glaxo. Genesis has signed a $200,000 promissory note for the inventory and marketing materials, which is due on November 1, 1999 bearing interest at 11%. The Genesis transaction did not significantly affect 1998 operating results.

     In March 1997, IGI granted Kimberly Clark ("Kimberly") the worldwide rights to use certain patents and technologies in the industrial hand care and cleaning products field. Upon signing the agreement, Kimberly paid IGI a $100,000 license fee that was recognized as revenue by the Company in 1997. The agreement requires Kimberly to make royalty payments based on quantities of material produced. The Company is also guaranteed minimum royalties over the term of the agreement. In 1998, the Company earned $133,000 of minimum royalties, which is recorded as an accounts receivable due from Kimberly at December 31, 1998.

     The  Company  entered  into a  license  agreement  with  Johnson  & Johnson
Consumer Products, Inc. ("J&J") in 1995. The agreement provides J&J with a license to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $433,000 of revenue related to this agreement for the year ended December 31, 1998.

     In April 1998, the Company entered into a research and development agreement with National Starch and Chemical Company ("National Starch") to evaluate Novasome(R) technology which, if favorable, may result in negotiating a licensing agreement. The agreement provides for a minimum of at least six, or up to as much as nine, monthly payments commencing in June 1998 plus $100,000 for the purchase of a patented Novamix(R) machine. The Company recognized $210,000 in revenues in 1998 related to the National Starch agreement plus $100,000 for the purchase of the Novamix(R) machine.

     In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a Division of Ethicon, Inc., worldwide rights for the use of the Novasome(R) technology for certain products and distribution channels. The agreement provides for an up-front license fee of $150,000, of which $92,000 was recognized as revenue by the Company in 1998, and future royalty payments based on JJM's sales of licensed products. The Company is guaranteed minimum royalties over the term of the agreement.

     The Company entered into an exclusive Supply Agreement (the "Supply Agreement") dated September 30, 1997 with IMX Corporation ("IMX"), a publicly traded company. Under the IMX agreement, the Company agreed to manufacture and supply 100% of IMX's requirements for certain products at prices stipulated in the exclusive Supply Agreement, subject to renegotiation subsequent to 1998. The Company is currently involved in discussions with IMX concerning possible modifications to the Supply Agreement as it has determined the Company will not supply the products stipulated by the Supply Agreement but may supply certain other products based on negotiations with IMX. Under the Supply Agreement the Company received 271,714 shares of restricted common stock of IMX. These shares are restricted both by governmental and contractual requirements and the Company is unsure if or when it will be able to sell these shares. As of December 31, 1998, the Company has not yet recognized income related to this agreement. See
Note 2 "Investments" of Consolidated Financial Statements.

     During 1998, the Company recognized a total of $1.2 million of licensing and royalty income which is included in the Consumer Products segment revenues. Revenues from the Company's Consumer Products segment were principally based on formulations using the Novasome(R) encapsulation technology. Total Consumer Product revenues were approximately 17% of the Company's total revenues in 1998, 15% in 1997 and 11% in 1996.

Other Applications

     The versatility of the Novasome(R) lipid vesicles combined with the Company's commercial production capabilities allows the Company to target large, diverse markets including potential applications in the fuels industry. The Company is seeking collaboration with others to develop its products for this industry. The efforts for the development of fuel enhancement products require extensive testing, evaluation and trials, and therefore no assurance can be given that commercialization of IGI's fuel additive and enhancing products will be successful.

International Sales and Operations

     A staff of seven persons based in Buena, New Jersey and eight individuals based overseas handle sales of Company products outside the United States. The Company's sales personnel and veterinarians travel abroad extensively to develop business and support customers through local distributors. Exports consist primarily of poultry vaccines, although the Company also exports some veterinary  pharmaceuticals  and pet care products. Exports of vaccines and other products require product registration (e.g., licenses) by foreign authorities. The Company has approximately 900 product registrations in over 50 countries outside the United States and has over 800 registrations pending. The Company is seeking to expand its international market presence. It entered the Chinese market in 1997 and commenced product sales in Japan in 1998. The Company has obtained registrations for six products in Brazil and expects to commence sales in that country in mid-1999.

     Mexico, Indonesia, Thailand and certain other Latin American and Far Eastern countries are important markets for the Company's poultry vaccines and other products. These countries have experienced periods of varying degrees of political unrest and economic and currency instability. Because of the volume of business transacted by the Company in these areas, continuation or recurrence of such unrest or instability could adversely affect the businesses of its customers, which could adversely impact the Company's future operating results. In order to minimize risk, the Company maintains credit insurance for the majority of its international accounts receivable, and all sales are denominated in U.S. dollars to minimize currency fluctuation risk. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

     Sales to international customers represented 32% of the Company's revenues in 1998, 35% in 1997 and 39% in 1996. (See Note 14 "Export Sales" of Consolidated Financial Statements.)

Manufacturing

     The Company's manufacturing operations include the production and testing of vaccines, cosmetics, dermatologics, emulsions, shampoos, gels, ointments, pills and powders. These operations also include the packaging, bottling and labeling of finished products and packing and shipping for distribution. On March 1, 1999, 139 employees were engaged in manufacturing operations. The raw materials included in these products are available from several suppliers. The Company produces quantities of Novasome(R) lipid vesicles adequate to meet its current needs for cosmetics, consumer product and animal health applications.

Product Development and Research

     The Company's poultry vaccine development efforts are directed towards: 1) developing more efficient single and multiple-component vaccines, 2) developing vaccines to combat new diseases, and 3) incorporating Novasome(R) lipid vesicle adjuvants into vaccines. The Company is concentrating its veterinary pharmaceutical development efforts on the use of Novasome(R) microencapsulation for various veterinary pharmaceutical and over-the-counter pet care products. The Company's consumer products development efforts are directed towards Novasome(R) encapsulation to improve performance and efficacy of fuels, pesticides, specialty and other chemicals, biocides, cosmetics, consumer products, flavors and dermatologic products.

     In addition to its internal product development and research efforts, which involve nine employees, the Company encourages the development of products in areas related to its present lines by making specific grants to universities, none of which had a material financial effect on the Company in 1998, 1997 or 1996. Total product development and research expenses were $1,425,000, $1,675,000, and $2,013,000 in 1998, 1997 and 1996, respectively.

Patents and Trademarks

     All of the names of the Company's major products are registered in the United States and all significant markets in which the Company sells its products. Under the terms of the 1995 IGI License Agreement, the Company has an exclusive ten-year license to use the Technologies licensed from Novavax in the IGI Field. Novavax holds approximately 44 U.S. patents and a number of foreign patents covering the Technologies licensed to IGI.

Government Regulation

     The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. The Company's development, manufacturing and marketing of poultry biologics are subject to regulation in the United States for safety and efficacy by the USDA, including the Center for Veterinary Biologics ("CVB"), in accordance with the Virus Serum Toxin Act of 1914. The development, manufacturing and marketing of animal and human pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.

     Although the Company has now resolved these matters, from June 4, 1997 through March 27, 1998, the Company was subject to an order by the CVB to stop distribution and sale of certain serials and subserials of designated poultry vaccines produced by the Company's Vineland Laboratories division. In July 1997, the OIG advised the Company of its commencement of an investigation into alleged violations of the Virus Serum Toxin Act and alleged false statements made by certain former Company personnel. In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and the OIG, information resulting from the Company's internal investigation of alleged violations by certain officers and employees of USDA rules and regulations and of the Virus Serum Toxin Act. (See "Legal Proceedings
- Settlement of U.S. Regulatory Proceedings".)

     On March 6, 1998, the FDA concluded an inspection of the Company's EVSCO facility in Buena, New Jersey. This resulted in the issuance of a FDA Form 483 listing several "inspection observations." The FDA reemphasized its observations on May 14, 1998 with a "Warning Letter." The Company responded in a timely fashion to the Form-483 and to the Warning Letter, and has been advised by the FDA compliance branch that the Company's corrective action plan appears to address its concerns.

     In the United States, pharmaceuticals are subject to rigorous FDA regulation including pre-clinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, if at all.

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

     In addition to regulations enforced by the USDA and the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's product development and research involves the controlled use of hazardous materials, chemicals, viruses and bacteria. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Employees

     At March 1, 1999, the Company had 228 full-time employees, of whom 53 were in marketing, sales, distribution and customer support, 139 in manufacturing, 9 in research and development, and 27 in executive, finance and administration. The Company has no collective bargaining agreement with its employees and believes that its employee relations are good.

Item 2.      Properties

     The Company owns land and buildings used for offices, laboratories and production facilities in four locations in New Jersey. The Company also owns a warehouse and sales office space in Gainesville, Georgia. In addition, the Company leases warehouses and poultry facilities in New Jersey, California, Mississippi, and Arkansas.

     The Company's poultry vaccine production facilities are located in Vineland, New Jersey, where the Company owns several buildings situated on approximately 16 acres of land. These buildings, containing 90,000 square feet of usable floor space, house offices and facilities used for the production of poultry vaccines. They were constructed and expanded from time to time between 1935 and 1992. The Company intends to renovate certain of these facilities in the future to expand its vaccine production capacity to meet growth in sales of existing poultry vaccines and to provide production capability for new vaccines. The Company plans to finance these renovations with internally generated funds or leases.

     In Buena, New Jersey, the Company owns a facility used for the production of veterinary pharmaceuticals. The facility was built in 1971 and expanded in 1975. The facility presently contains 41,200 square feet of usable floor space and is situated on eight acres of land. Also located in Buena are the Company's executive and administrative offices and a 25,000 square foot facility built in 1995 which is used for production, product development, marketing, and warehousing for cosmetic, dermatologic and personal care products. This facility also houses IGI's international marketing operations.

     Each of the properties owned by the Company is subject to a mortgage held by Fleet Bank-NH and Mellon Bank, N.A. Except as described above, the Company believes that its current production and office facilities are adequate for its present and foreseeable future needs.

Item 3.      Legal Proceedings

U.S. Regulatory Proceedings and Pending Litigation

     The Company has substantially resolved the legal and regulatory issues that arose in 1997 and 1998. For most of 1997 and 1998 the Company was subject to intensive government regulatory scrutiny by the U.S. Departments of Justice, Treasury and Agriculture. In June 1997, the Company was advised by APHIS of the USDA that the Company had shipped quantities of some of its poultry vaccine products without complying with certain regulatory and record keeping requirements. The USDA subsequently issued an order that the Company stop shipment of certain of its products. Shortly thereafter, in July 1997, the Company was advised that the USDA's OIG had commenced an investigation into possible violations of the Virus Serum Toxin Act of 1914 and alleged false statements made to APHIS.

     Based upon these events, the Board of Directors caused an immediate and thorough investigation of the facts and circumstances of the alleged violations to be undertaken by independent counsel. The Company also took steps to obtain the approval of APHIS for resumption of shipments, including the submission of an amended and modified regulatory compliance program, improved testing procedures and other safeguards. Based upon these actions, APHIS began lifting the stop shipment order in August 1997 and released all remaining products from the order on March 27, 1998.

     In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company has voluntarily provided to the SEC.

     The Company has continued to refine and strengthen its regulatory programs with the adoption of a series of compliance and enforcement policies, the addition of new managers of Production and Quality Control and a new Senior

Vice President and General Counsel. At the instruction of the Board of Directors, the Company's General Counsel has established and oversees a comprehensive employee training program, has designated in writing a Regulatory Compliance Officer, and has established a fraud detection program, as well as an employee "hotline." The Company has continued to cooperate with the USDA in all aspects of its investigation and regulatory activities.

     As a result of its internal investigation, the Company terminated the employment of John P. Gallo as President and Chief Operating Officer in November 1997 for willful misconduct. In April 1998, the Company requested the resignations of six additional employees including two Vice Presidents, and instituted a lawsuit against Mr. Gallo in the New Jersey Superior Court. The lawsuit alleged willful misconduct and malfeasance in office, as well as embezzlement and related claims. Mr. Gallo filed counterclaims against the Company. The Company has denied Mr. Gallo's allegations and believes his claims are without merit. The Company has not reserved any amounts related to these charges.

     In June 1998, Mr. Gallo wrote to the Company's Board of Directors alleging that he had been wrongfully terminated from employment and further alleging wrongdoing by two Directors. In response to these allegations the Company instituted an investigation of the two Directors by an Independent Committee ("Independent Committee") of the Board assisted by the Company's General Counsel. The investigation included a series of interviews of the Directors, both of whom cooperated with the Company, and a review of certain records and documents. The Company also requested an interview with Mr. Gallo who, through his counsel, declined to cooperate. In September 1998, the Independent Committee reported to the Board that it had found no credible evidence to support Mr. Gallo's claims and allegations and recommended no further action. The Board adopted the recommendation.

     In July 1998, the Company sought to depose Mr. Gallo in connection with the litigation filed in New Jersey. Through his counsel, Mr. Gallo asserted his Fifth Amendment privilege against self-incrimination and advised that he would not participate in the discovery process until such time as a federal grand jury investigation, in which he was a target, was concluded. At the suggestion of the court, the Company and Mr. Gallo agreed to a voluntary dismissal of the litigation, with the understanding that the Company was free to reinstate its suit against Mr. Gallo at a later date, and that the Company was reserving all of its rights and remedies with respect to Mr. Gallo. In addition, Mr. Gallo may reinstate his counterclaims against the Company at a later date.

Settlement of U.S. Regulatory Proceedings

     On March 24, 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding their pending investigations and proceedings. The settlement is subject to court approval, which the Company believes will be obtained in due course. The terms of the settlement agreement provide that the Company will enter a plea of guilty to a misdemeanor and will pay a fine of $15,000 and restitution in the amount of $10,000. In addition, beginning in January 2000, the Company will make monthly payments to the Treasury Department through the period ending October 31, 2001 in the total amount of $225,000. The expense of settling with these agencies is reflected in the 1998 results of operations. The settlement does not affect the informal inquiry being conducted by the SEC, nor does it affect possible governmental action against former employees of the Company. Management does not expect that the SEC informal inquiry will have a material adverse effect on the financial position, cash flow or operations of the Company.

     The Company is not aware of any other legal proceedings which could have a material effect upon the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's stockholders during the last quarter of 1998.

Executive Officers of the Company

     The following table sets forth (i) the name and age of each executive officer of the Company as of March 15, 1999, (ii) the position with the Company held by each such executive officer and (iii) the principal occupation held by each executive officer for at least the past five years.

                                      Officer        Principal Occupation and Other Business
Name                       Age         Since         Experience During Past Five Years
----                       ---         -----         ---------------------------------
Edward B. Hager, M.D.       67         1977           Chairman  of the  Board  of  Directors  and  Chief  Executive
                                                      Officer of IGI,  Inc.  since  1977;  Chairman of the Board of
                                                      Directors and Chief Executive  Officer of Novavax,  Inc. from
                                                      1987 to June  1996;  Chairman  of the Board of  Directors  of
                                                      Novavax, Inc. from February 1997 to March 1998.

Rajiv Mathur                44         1999           Senior Vice  President and  Assistant  Secretary of IGI, Inc.
                                                      since March 1999;  Vice President of Research and Development
                                                      of IGI, Inc. since 1989.

Robert E. McDaniel          48         1998           Senior Vice President and General  Counsel of IGI, Inc. since
                                                      May 1998;  General  Counsel of Presstek,  Inc. (laser graphic arts  company)  from April 1997 to May 1998;  and  Commercial
                                                      Litigation Partner,  law firm of Devine,  Millimet and Branch from April 1991 to April 1997.

John F. Wall                51         1998           Senior Vice President,  Chief Financial  Officer of IGI, Inc.
                                                      since  June  1998  and  Treasurer  since  March  1999;  Chief
                                                      Financial  Officer of Diversa  Corp.  (startup  biotechnology company developing enzymes for pharmaceuticals and chemicals)
                                                      from July 1995 to September 1997; and Chief Financial Officer
                                                      and a Co-founder  of  GynoPharma,  Inc.  (womens'  healthcare products manufacturer) from October 1987 to July 1995.

Paul Woitach                40         1998           President and Chief Operating  Officer of IGI, Inc. since May
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

     Officers are elected on an annual basis. Three of the above named officers have employment agreements with the Company. (See "Executive Compensation-Employment Agreements" contained in the Company's 1999 Proxy Statement, incorporated herein by reference.)

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

                                                      High                 Low
                                                      ----                 ---
1997
First quarter                                        $7 3/8              $5
Second quarter                                        5 1/2               4
Third quarter                                         5 1/2               3 7/8
Fourth quarter                                        5 1/8               3 5/8

1998
First quarter                                        $4 3/16             $2 3/4
Second quarter                                        (A)                 (A)
Third quarter                                         3                   1 5/16
Fourth quarter                                        3 1/4               1 1/2

(A) The Company was unable to file its 1997 Annual Report on Form 10-K until August 24, 1998 as a result of a special investigation initiated by the Board of Directors which resulted in the restatement of financial results for each of the two years in the period ended December 31, 1996 and the first three quarters of year ended December 31, 1997. Accordingly, the American Stock Exchange halted trading of the Company's Common Stock on March 31, 1998 until such time as this and other required filings were made. Trading resumed on September 8, 1998. Therefore, there are no trading prices reflected for the second quarter and most of the third quarter of 1998.

     The approximate number of holders of record of the Company's Common Stock at March 19, 1999 was 860 (not including stockholders for whom shares are held in a "nominee" or "street" name).

     In connection with an Extension Agreement entered into with its bank lenders as of April 29, 1998, the Company issued to its lenders warrants to purchase an aggregate of 540,000 shares of the Company's Common Stock at an exercise price of $3.50 per share. The issuance of the warrants is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares issuable upon the exercise of the warrants are subject to registration rights in favor of the lenders, pursuant to the terms of the Extension
Agreement. (See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

Item 6.      Selected Financial Data

     Five-Year Summary of Selected Financial Data (in thousands, except per share information)

                                                        Year ended December 31,
                                       --------------------------------------------------------
                                         1998         1997*      1996*      1995*        1994*
                                       --------    --------    --------    --------    --------
Income Statement Data:

Revenues                               $ 33,195    $ 34,343    $ 34,947    $ 31,232    $ 29,331
Operating profit (loss) *                  (910)        220       1,332       3,112       3,312
(Loss) income from continuing
      operations                         (3,029)     (1,208)       (481)      1,428       1,844
Loss from discontinued operations **       --          --          --        (4,034)     (1,700)
Net (loss) income                        (3,029)     (1,208)       (481)     (2,606)        144
(Loss) income per share-basic:
     From continuing operations        $   (.32)   $   (.13)   $   (.05)   $    .16    $    .21
     From discontinued operations          --          --          --          (.44)       (.19)
     Net (loss) income                     (.32)       (.13)       (.05)       (.28)        .02
(Loss) income per share-diluted:
     From continuing operations        $   (.32)   $   (.13)   $   (.05)   $    .15    $    .20
     From discontinued operations          --          --          --          (.41)       (.19)
     Net (loss) income                     (.32)       (.13)       (.05)       (.26)        .01
Cash dividends on common stock         $   --      $   --      $   --      $   --      $   --

                                                              December 31,
                                       --------------------------------------------------------
                                         1998         1997*      1996*      1995*        1994*
                                       --------    --------    --------    --------    --------
Balance Sheet Data:

Working (deficit) capital              $ (8,107)   $ (5,472)   $  2,499    $  3,831    $ 10,209
Total assets                             32,056      33,750      33,845      31,956      30,207
Short-term debt and notes payable        19,318      18,857      13,085      10,463       3,819
Long-term debt and notes payable
     (excluding current maturities)         408          36       6,893       9,624      10,019
Stockholders' equity                      5,923       8,034       9,019       8,173      13,417
Average number of common and
     common equivalent shares
     Basic                                9,470       9,458       9,323       9,173       8,804
     Diluted                              9,470       9,458       9,323       9,725       9,155

----------
* During the fourth quarter of 1998, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. As required by generally accepted accounting principles, the Company has retroactively restated all prior years' financial statements for this change. The net after-tax impact of the change in inventory costing method for 1998 to 1994 was: $0, $245,000, $(343,000),
$99,000, and $(125,000) respectively. (See Note 1 of Consolidated Financial Statements.)

** In March 1994, IGI's Board of Directors voted to dispose of its Biotechnology Business segment through the combination of certain majority-owned subsidiaries and the subsequent tax-free distribution of its ownership of the combined entity to IGI's shareholders. The distribution of this segment occurred on December 12, 1995. The Consolidated Financial Statements of IGI present this segment as a discontinued operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This "Management's Discussion and Analysis" section and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seek," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. (See "Factors Which May Affect Future Results" below.) Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

     From mid-1997 through most of 1998, the Company was subjected to intense governmental and regulatory scrutiny and was also confronted with a number of material operational issues (See Item 3. "Legal Proceedings"). These matters had a material adverse effect on the Company's financial condition and results of operations in 1998 and 1997, and resulted in the departure of most of the Company's senior management.

     1998 Compared to 1997 (Restated)

     The Company had a net loss of $3,029,000, or $.32 per share in 1998, as compared to a net loss of $1,208,000, or $.13 per share in 1997. The major contributing factors to the increased loss were: increased legal, consulting and professional fees; increased expenses associated with investigating and addressing regulatory problems; the costs and expenses associated with termination of certain employees; the hiring of new management; and increased bank fees and interest charges associated with the extension of the Company's credit line. The Company incurred approximately $2.6 million of legal, consulting and professional fees in 1998 and $1.1 million in 1997. Comparable expenditures for 1994 to 1996 averaged about $0.5 million. The increase of about $2.1 million in 1998 is principally attributable to the regulatory actions and investigations which began in 1997 and resulted in the recent settlement with the U.S. Departments of Justice, Treasury and Agriculture. Another major contributing factor was a decrease in sales of poultry vaccines in 1998 as compared with 1997, primarily as a result of the USDA regulatory action.

     Total revenues for 1998 were $33,195,000, which represents a decrease of $1,148,000 or 3% from revenues of $34,343,000 in 1997. Sales of poultry vaccines decreased by $1,801,000, or 11%, in 1998 as compared with 1997. Poultry vaccine sales were adversely affected by the USDA regulatory action which remained in effect until March 27, 1998. The Company also experienced lower production volumes of poultry vaccines while it made changes to improve its Vineland Laboratories operations. Sales of pet care products increased by $69,000, or 1%.

     Total Consumer Products revenues for 1998 increased by $584,000, or 11%, from 1997 revenues. This reflected a $1,028,000 increase in revenue from the Company's cosmetics and personal care products partially offset by a decrease in revenues of $444,000 from the Company's dermatological products. The cosmetics and personal care products revenues increased in 1998 due to increased product sales to Estee Lauder and increased licensing and royalty income, primarily from the Company's relationships with Johnson & Johnson. In August 1998, the Company executed a second license agreement with a Johnson & Johnson division, licensing the Novasome(R) microencapsulation technology for use in certain products and distribution channels to Johnson & Johnson Medical, a division of Ethicon, Inc.

     The decrease in revenues from dermatological products was due in large part to a decline in revenues from Glaxo. In October, 1998, Glaxo notified the Company that it intended to exit the physician-dispensed skin care market. The Company recognized $326,000 and $150,000 in revenue from this agreement in 1998 and 1997, respectively. As a result of the termination, the Company acquired the WellSkin(TM) trade name from Glaxo along with Glaxo's remaining inventory of products and marketing materials. This termination resulted in the Company owing $808,000 to Glaxo which is payable at specified intervals over the next two years. At December 31, 1998, $400,000 is classified as short-term debt. In December 1998, the Company entered into an agreement with Genesis Pharmaceutical, Inc., ("Genesis") granting Genesis the exclusive right to market and distribute the Company's WellSkin(TM) line of skin care products. Genesis also purchased the entire inventory and marketing materials received from Glaxo. The Company has a receivable from Genesis for approximately $112,000 at December 31, 1998. The Company recognized revenue of $6,000 in 1998 from Genesis.

     During 1998, the Company recognized $1.2 million of licensing revenue as compared to $150,000 in 1997. This revenue was comprised of $326,000 from Glaxo; $6,000 from Genesis; $92,000 from Johnson & Johnson Medical; $433,000 from Johnson & Johnson Consumer; $210,000 from National Starch; and $133,000 from Kimberly Clark. During 1997, the licensing revenue was comprised of amounts relating to the agreement with Glaxo.

     Cost of sales decreased by $497,000, or 3%, primarily due to the lower sales volume. However, as a percentage of sales, cost of sales increased from 51% in 1997 to 53% in 1998. This increase primarily resulted from costs relating to the Company's reassessment of product manufacturing processes and formulas, incurred in 1998, to increase future production efficiency and capacity in the Company's Vineland labs division.

     Selling, general and administrative expenses increased by $729,000, or 5%, from $14,997,000 in 1997 to $15,726,000 in 1998. These expenses were 47% of revenues in 1998 compared with 44% of revenues in 1997. Much of the increase was attributable to increased legal, consulting and professional fees in 1998. Total professional fees in 1998 were approximately $2.6 million, of which approximately $2.1 million was incurred primarily in response to the regulatory actions and investigations which began in 1997 and resulted in the recent settlement with the U.S. Departments of Justice, Treasury and Agriculture. The Company expects its future professional expenses will be significantly below those incurred during 1998.

     Product development and research expenses decreased by $250,000, or 15%, in 1998 compared with 1997 as the Company curtailed certain development projects primarily relating to the Consumer Products business.

     Interest expense increased $1,590,000, or 86% from $1,853,000 in 1997 to $3,443,000 in 1998. The increase was due to a charge to earnings of $645,000 for warrants issued to the Company's bank lenders in connection with the execution of an extension agreement with its bank lenders, higher borrowings at increased interest rates in 1998, and fees paid to the bank lenders related to extension and forbearance agreements.

     The effective tax rates for 1998 and 1997 were 30% and 27%, respectively. Changes in the effective tax rates primarily reflect the level of federal and state tax credits offset by changes in the valuation allowance. The valuation allowance increased from 1997 primarily based on management's expectations regarding the realizability of certain state deferred tax assets.

     1997 (Restated) Compared to 1996 (Restated)

     During the fourth quarter of 1998, the Company changed its inventory costing method from the LIFO method to the FIFO method. The change was made because the Company believes its financial position is the primary concern of its constituents (shareholders, bank lenders, trade creditors, etc.), and that the accounting change will reflect inventory at a value which better represents current costs. As required by generally accepted accounting principles, the Company has retroactively restated prior years' financial statements for this change. The aggregate effect of this restatement was a decrease in stockholders' equity of $294,000 as of December 31, 1997. The restatement had no effect on 1998 results, decreased the net loss in 1997 by $245,000, and increased the net loss in 1996 by $343,000.

     The USDA's stop shipment order had a material adverse effect on the Company's operations in 1997. Total revenues decreased $604,000, or 2%, from $34,947,000 in 1996 to $34,343,000 in 1997. Sales of poultry vaccines decreased by $3,309,000, or 17%, in 1997 as compared with 1996. Poultry vaccine sales were adversely affected by the USDA regulatory action which remained in effect until March 27, 1998. This decrease was offset in part by an increase of $1,136,000, or 10%, in sales of companion pet products to $12,444,000, or 36% of the Company's total sales in 1997, compared with $11,308,000, or 32% of total 1996 sales.

     Sales of Consumer Products increased $1,569,000, or 43%, in 1997 to $5,255,000 from $3,686,000 in 1996. Sales of Consumer Products represented 15% of the Company's total 1997 sales, up from 11% of total 1996 sales. This increase was due primarily to increased product sales to Glaxo and Kimberly Clark.

     Licensing and royalty revenue of $150,000 in 1997 represents $100,000 of licensing income from Kimberly Clark and $50,000 of revenue attributable to an agreement on September 30, 1997 between the Company and IMX. This agreement granted IMX the exclusive right to market certain Novasome(R) based topical skin care products in certain mass-merchandising markets. Currently, negotiations are underway to further refine specific applications. Pursuant to that agreement, the Company received 271,714 shares of restricted common stock of IMX.

     Cost of sales increased $334,000 in 1997 despite the lower sales volume. As a percentage of sales, cost of sales increased from 49% in 1996 to 51% in 1997. The increase in percentage was due primarily to: (1) manufacturing variances;
(2) inventory write-offs; (3) a less favorable product sales mix at the Vineland Laboratories division due to the USDA action; and (4) product sales to Glaxo which were made at cost plus a royalty on Glaxo's sales which resulted in a higher cost of sales percentage than other consumer product sales.

     Selling, general and administrative expenses were 44% of revenues in 1997 compared with 41% of revenues in 1996. Although the Company decreased selling and marketing expenses as a result of the license and supply agreement with Glaxo, total selling, general and administrative expenses increased $512,000 in 1997 due to additional reserves for accounts receivable and legal and related expenses incurred in connection with the Company's regulatory affairs.

     Product development and research expenses decreased $338,000, or 17%, in 1997 as the Company curtailed certain development projects primarily relating to the Consumer Products business.

     The effective tax rates for 1997 and 1996 were 27% and 44%, respectively. The decrease is primarily due to the increase in the valuation allowance, based on management's expectations, regarding the realizability of certain state deferred tax assets.

Liquidity and Capital Resources

     The Company entered into an Extension Agreement with its bank lenders as of April 29, 1998 which provided for a waiver of all past and existing covenant defaults, extension of the bank credit agreement through March 31, 1999, a maximum credit line facility of $12,000,000 ("Credit Line"), extended terms for repayment of the outstanding $6,857,000 balance of revolving credit notes ("Revolving Facility") and issuance to the lenders of warrants to purchase an aggregate of 540,000 shares of the Company's Common Stock at an exercise price of $3.50 per share. The Company has a call option on unexercised warrants at a repurchase price of $1,800,000. The Company recognized a non-cash expense related to the issuance of these warrants of approximately $645,000 in 1998.

     The Company was in default under certain covenants contained in the Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from these covenant defaults through January 31, 1999. During fiscal 1998, the Company paid interest at a rate of up to prime plus 5.5% on its outstanding borrowings under the Credit Line and under the Revolving Facility.

     Effective January 31, 1999, the Company and its bank lenders entered into a Second Extension Agreement which provides for a waiver of the covenant defaults under the Forbearance Agreement, amendment of certain covenants, extension of the bank credit agreement to March 31, 2000, and the following:

     o The maximum availability under the Credit Line is subject to the determination of the amount of eligible accounts receivable and inventories. There is no remaining availability as of December 31, 1998 or March 31, 1999.

     o Mandatory principal payments of $4,000,000 and $2,000,000 of the outstanding balance of $18,657,000 at December 31, 1998, under the Revolving Facility and Credit Line are due on August 31, 1999 and November 30, 1999, respectively, with the balance due and payable on March 31, 2000.

     o All of the Company's indebtedness to the banks is subject to a security interest in all of the assets of the Company and its significant subsidiaries. Although the Company can sell operating assets, proceeds from such sale must be remitted directly to the lenders.

     o Interest on outstanding borrowings of $18,657,000 under both the Credit Line and the Revolving Facility will be at a rate of prime plus 5.5% of which prime plus 2.5% is paid monthly and 3.0% is accrued and payable on March 31, 2000.

     o The interest rate on outstanding borrowings will be reduced by 0.5% after each of the mandatory principal payments. In addition, the interest rate will be reduced by an additional 1.5% for each $1,000,000 of voluntary principal payments, but not lower than prime plus 1.0%. A pro rata portion of the accrued interest will be waived for all principal payments occurring prior to December 31, 1999.

     o On March 11, 1999, the Company issued warrants to the bank lenders to purchase 270,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. These warrants are exercisable at any time 60 days after issuance. The Company also issued warrants to purchase an additional 270,000 shares of the Company's Common Stock exercisable at $2.00 per share if the bank debt is still outstanding at September 30, 1999. The warrants expire on the fifth anniversary of issuance. The Company has a call option on unexercised warrants at a repurchase price of $1,800,000. The Company will recognize a non-cash expense for each issuance of warrants for approximately $195,000, or a total of about $390,000 during 1999.

     o The Company agreed to pay the bank lenders an extension fee of $350,000, which is being amortized over the life of the agreement. At the time of the extension, $50,000 was paid, with the balance payable in four installments through February 24, 2000. If the Company is able to refinance its bank debt, any extension fees due subsequent to the closing date of the refinancing will be waived.

     o The Company is required to maintain certain minimum financial covenants and comply with other non-financial covenants, including remittance of cash flows from debt or equity financing, income tax refunds and fixed asset dispositions to the banks, and the completion of Year 2000 compliance by September 30, 1999. The agreement also prohibits the payment of cash dividends without prior written consent of the lenders.

     At March 1, 1999, the Company had cash and cash equivalent balances of $535,000, and no available borrowing capacity under the Credit Line or the Revolving Facility. The Company is currently generating losses that may extend through much of 1999. Further, the Company has significant debt it must repay on August 31, 1999, November 30, 1999 and March 31, 2000.

     The Company is pursuing additional debt and equity financing alternatives to meet these obligations. The Company believes it can obtain such financing on acceptable terms. However, if the Company is not successful in obtaining the required additional financing, it believes it has the ability and it plans to meet its 1999 debt repayment obligations by altering its business plans including, if necessary, a sale of selected Company operating and non-operating assets. Any sale of operating assets would involve a curtailment of certain of the Company's business operations and a modification of its business strategy. However, if the Company is unable to raise sufficient funds to repay or refinance the debt repayment due on March 31, 2000, the Company could be in default under its loan agreement and any such default could lead to the commencement of insolvency proceedings by its creditors subsequent to that date.

     Accordingly, the Board of Directors of the Company has authorized management of the Company to seek additional equity capital through the sale of common stock of the Company, either through a private sale to institutional or individual investors or through a rights offering to its stockholders. Subject to shareholder approval, the Board has authorized an increase in the number of shares of common stock available and the authorization of a preferred stock class. While the Company has contacted a number of potential providers of additional capital who have expressed interest in negotiating financing arrangements with the Company, to date no agreements or commitments have been obtained.

     The Company's operating activities provided $816,000 of cash during 1998, which included net income and non-cash charges to operations for depreciation, amortization, loss reserves and stock and warrant compensation expense, partially offset by an increase in deferred tax assets. Additionally, inventory, accounts receivable and other assets decreased, while accounts payable and accrued expenses increased, all of which had the effect of increasing operating cash flow. The accounts receivable turnover ratio for 1998 was 4.34 compared to
4.51 for 1997.  The  accounts  receivable  balances  due from  Mexico  and Latin
America were 26% of the total receivable balances as of December 31, 1998, and the Company believes the net amounts are collectible. Mexico and certain Latin American countries are important markets for the Company's poultry vaccines and other products. In addition, the Company has accounts receivable from countries in the Far East, including Indonesia and Thailand, which represented 25% of the total receivable balances at December 31, 1998.

     These geographic markets have recently experienced political, economic and currency instability. In order to minimize risk, the Company maintains credit insurance for the majority of its international accounts receivable, and all sales are denominated in U.S. dollars to minimize currency fluctuation risk. Because of the volume of business transacted by the Company in these areas, continuation or recurrence of such unrest or instability could adversely affect the business of its customers in those countries or the Company's ability to collect its receivables from such customers, which, in either case, could materially adversely affect the Company's future operating results.

     The inventory turnover ratio for 1998 was 2.07, compared to 1.89 for the year ended December 31, 1997. The Company believes its reserves for inventory obsolescence and accounts receivable are adequate. The Company used $708,000 for investing activities, which were primarily capital expenditures for the Company's manufacturing operations. Funding for the Company's investing activities and repayment of debt was provided by the Company's cash flow from operations.

Factors Which May Affect Future Results

     The industry segments in which the Company competes are subject to intense competitive pressures. The following sets forth some of the risks which the Company faces.

Adverse Effects of USDA Actions and OIG and U.S. Attorney Investigations

     The stop shipment order and other actions by the USDA in 1997, and other government investigations described in "Legal Proceedings" and the costs incurred in connection with those investigations have had a material adverse effect on the Company's business and results of operations in 1998 and are likely to continue to adversely affect the Company's business during the first half of 1999.

     The Company has continued to refine and strengthen its regulatory program with the adoption of a series of compliance and enforcement policies, the addition of new managers of Production and Quality Control, and a new Senior Vice President and General Counsel. At the instruction of the Board of Directors, the Company's General Counsel has established and oversees a comprehensive employee training program, has designated in writing a Regulatory Compliance Officer and has established a fraud detection program as well as an employee "hotline." The Company has continued to cooperate with the USDA in all aspects of its investigation and regulatory activities.

     While the Company has made progress in returning to normal business operations by hiring new management and taking corrective action to assure compliance with all regulatory requirements, it still faces important challenges. First, it must assure its customers that its future business operations will comply with all applicable government rules and regulations and that its financial condition is adequate to meet its business commitments and to maintain a viable and stable business environment. Second, it must comply with all of the covenants in its bank credit agreement to assure continued bank financing of its operations and replace its current bank agreement. Third, it must raise additional debt or equity funds to meet its business plan and to maintain its competitive position. No assurance can be given that the Company will be able to accomplish all or any of the foregoing requirements, and the failure to do so, could have a material adverse effect on the Company's business, financial condition and results of operations.

Highly Leveraged; Inability to Obtain Additional Funding

     The Company is currently very highly leveraged and has negative working capital, and therefore will need to obtain additional debt or equity capital to meet its business plan, short-term repayment obligations, and to maintain its competitive position. No assurance can be given that such funds will be obtained when required or, if obtainable, on terms that are favorable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company was in default under certain covenants in its bank credit agreements during 1998. In April 1998, the banks agreed to a waiver of the covenant defaults and to extend the credit agreement on revised terms and conditions through March 31, 1999. The Company was in default under certain covenants contained in its 1998 Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from these covenant defaults through January 31, 1999.

     Effective January 31, 1999, the Company and its bank lenders entered into a Second Extension Agreement pursuant to which the banks waived the existing covenant defaults under the Forbearance Agreement and extended the credit agreement on amended terms and conditions through March 31, 2000, including the addition of a covenant obligating the Company to reduce its loans to the banks by $4.0 million by August 31, 1999 and an additional $2.0 million by November 30, 1999.

     At March 1, 1999, the Company had cash and cash equivalent balances of $535,000, and no available borrowing capacity under the Credit Line or the Revolving Facility. The Company is currently generating losses that may extend through much of 1999. Therefore, the Company has significant debt it must repay on August 31, 1999, November 30, 1999 and March 31, 2000.

     The Company is pursuing additional debt and equity financing alternatives in order to meet these obligations. The Company believes it can obtain such financing on acceptable terms. However, if the Company is not successful in obtaining the required additional funds, it believes it has the ability and it plans to meet its 1999 debt repayment obligations by altering its business plans including, if necessary, a sale of selected Company operating and non-operating assets. Any sale of operating assets would involve a curtailment of certain of the Company's business operations and a modification of its business strategy. However, if the Company is unable to raise sufficient funds to repay or refinance the debt repayment due March 31, 2000, the Company could be in default under its loan agreement and any such default could lead to the commencement of insolvency proceedings by its creditors.

     Accordingly, the Board of Directors of the Company has authorized management of the Company to seek additional equity capital through the sale of common stock of the Company, either through a private sale to institutional or individual investors or through a rights offering to its stockholders. While the Company has contacted a number of potential providers of additional capital, no agreements or commitments have been obtained to date.

Intense Competition in Consumer Products Business

     The Company's Consumer Products business competes with large, well-financed cosmetics and consumer products companies with development and marketing groups that are experienced in the industry and possess far greater resources than those available to the Company. There is no assurance that the Company's consumer products can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company's customers that use the Company's Novasome(R) lipid vesicles in their products may decide to reduce their purchases from the Company or shift their business to other suppliers.

Competition in Poultry Vaccine Business

     The  Company  is  encountering   increasingly   severe   competition   from
international producers of poultry vaccines, particularly increased price competition coupled with a downward trend in vaccine prices.

Foreign Regulatory and Economic Considerations

     The Company's business may be adversely affected by foreign import restrictions and additional regulatory requirements. Also, unstable or adverse economic conditions and fiscal and monetary policies in certain Latin American and Far Eastern countries, increasingly important markets for the Company's animal health products, could adversely affect the Company's future business in these countries.

Rapidly Changing Marketplace for Pet Products

     The emergence of pet superstores, the consolidation of distribution channels into fewer, more powerful companies and the diminishing traditional role of veterinarians in the distribution of pet products could adversely affect the Company's ability to expand its animal health business or to operate at acceptable gross margin levels.

Effect of Rapidly Changing Technologies

     The Company expects to license its technologies to third parties which would manufacture and market products incorporating the technologies. However, if its competitors develop new and improved technologies that are superior to the Company's technologies, its technologies could be less acceptable in the marketplace and therefore the Company's planned technology licensing could be materially adversely affected.

Regulatory Considerations

     The Company's poultry vaccines and pet products are regulated by the USDA and the FDA which subject the Company to review, oversight and periodic inspections. Any new products are subject to expensive and sometimes protracted USDA and FDA regulatory approval. Also, certain of the Company's products may not be approved for sales overseas on a timely basis, thereby limiting the Company's ability to expand its foreign sales.

Year 2000

     The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, prepare invoices or engage in similar normal business activities.

     As of December 31, 1998, the Company had assessed its needs to assure full compliance with Year 2000 requirements and has developed a comprehensive compliance plan. The Company has Year 2000 compliance needs involving three areas: (i) financial and management computer systems, (ii) microprocessors and other electronic device components of equipment used by the Company ("embedded chips"), and (iii) computer systems used by third parties, in particular financial institutions, suppliers and customers of the Company.

     The Company decided that its financial and management computer system should be remediated. The Company's present financial and management computer systems are not all Year 2000 compliant. The Company has undertaken to update and remediate its existing computer system to make it Year 2000 compliant at a cost of about $65,000, and has entered into a contract with the system's vendor for such remediation. The Company expects its financial and management computer system to be Year 2000 compliant by September 1999. To date, the Company has incurred approximately $35,000 in hardware and software upgrades and replacements. If the upgraded system fails, the Year 2000 issue could have a materially adverse effect on the operations and financial condition of the Company.

     The Company has completed an inventory and assessment of its exposure to embedded chips in its facilities or equipment used in those facilities and the capability of vendors of such equipment to successfully remediate Year 2000 problems in equipment with embedded chips. The Company believes that the cost to remediate and/or replace its embedded chips to achieve Year 2000 compliance is approximately $15,000 and expects all remediation of embedded chips to be completed by June 1999.

     The Company has contacted vendors and customers to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. The Company's vendors supply products and materials which are readily available and the Company has identified alternative sources in the event a vendor is not Year 2000 compliant. The Company believes that the cost related to non-compliance by vendors and customers is not expected to be material.

     While the Company believes that necessary modifications will be made on a timely basis, there can be no assurance that there will not be a delay in or increased costs associated with the implementation of such modifications. If the Company is unsuccessful in completing remediation of non-compliant systems or correcting embedded chips, the Company could incur additional costs to develop alternative methods of managing its business and replacing non-compliant equipment and may experience delays in payments from customers or to its vendors.

Income Taxes

     The Company has net deferred tax assets in the amount of approximately $5.5 million as of December 31, 1998. The largest deferred tax asset relates to the $2.8 million net operating loss carryforwards. After considering the $726,000 valuation allowance at December 31, 1998, management believes the Company's remaining net deferred tax assets are more likely than not to be realized through the reversal of existing taxable temporary differences, the sale of certain state net operating losses, and the generation of sufficient future taxable operating income to ensure utilization of remaining deductible temporary differences, net operating losses and tax credits. The minimum level of future taxable income necessary to realize the Company's net deferred tax assets at December 31, 1998, is approximately $16 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its net deferred tax assets. Federal net operating loss carryforwards expire through 2018. Significant components expire in 2007 (26%), 2010 (13%) and 2018 (56%). Also federal research credits expire in varying amounts through the year 2018.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     A portion of the information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 13, 1999 (the "1999 Proxy Statement") under the captions "PROPOSAL 1 -

ELECTION OF DIRECTORS" and "Section 16(a) Beneficial Ownership Reporting Compliance" which are incorporated herein by this reference. Officers are elected on an annual basis and serve at the discretion of the Board of Directors. The Company expects to file the 1999 Proxy Statement no later than April 14, 1999.

Item 11. Executive Compensation

     The information required by this item is contained under the captions "EXECUTIVE COMPENSATION" and "Director Compensation and Stock Options" in the Company's 1999 Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is contained in the Company's 1999 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is contained under the caption "Certain Relationships and Related Transactions" appearing in the Company's 1999 Proxy Statement and is incorporated herein by this reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statements:

          Reports of Independent Accountants

          Consolidated Balance Sheets, December 31, 1998 and 1997

          Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

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

     (3)  Exhibits Required to be Filed by Item 601 of Regulation S-K.

          The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K, unless incorporated by reference as indicated.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 12, 1999                            IGI, Inc.
                                                 By: /s/ Edward B. Hager
                                                    ----------------------------
                                                 Edward B. Hager,
                                                 Chairman of the Board
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

Signatures                            Title                                     Date
----------                            -----                                     ----


/s/ Edward B. Hager                   Chairman of the Board                     April 12, 1999
---------------------------           Chief Executive Officer
     Edward B. Hager                  (Principal executive officer)


/s/  John F. Wall                     Senior Vice President                     April 12, 1999
---------------------------           Chief Financial Officer
      John F. Wall                    (Principal financial officer)


/s/  F. Steven Berg                   Director                                  April 12, 1999
---------------------------
     F. Steven Berg


/s/  Terrence D. Daniels              Director                                  April 12, 1999
---------------------------
      Terrence D. Daniels


/s/  Jane E. Hager                    Director                                  April 12, 1999
---------------------------
     Jane E. Hager


/s/  Constantine L. Hampers           Director                                  April 12, 1999
---------------------------
     Constantine L. Hampers


/s/  Terrence O'Donnell               Director                                  April 12, 1999
---------------------------
     Terrence O'Donnell


/s/  Paul D. Paganucci                Director                                  April 12, 1999
---------------------------
     Paul D. Paganucci


/s/  David G. Pinosky                 Director                                  April 12, 1999
---------------------------
     David G. Pinosky

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of IGI, Inc.:

     In our opinion, the accompanying consolidated financial statements and financial statement schedule as listed in Item 14(a)(1) and (2) of this Form 10-K present fairly, in all material respects, the financial position of IGI, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 1 and 8, the Company has substantial debt due on March 31, 2000, and is actively seeking alternative financing arrangements. As discussed in Note 1 to the financial statements, the Company changed its method of inventory costing in 1998.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 31, 1999

                           IGI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                                 (in thousands)

                                                                                 1998        1997*
                                                                               --------    --------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $  1,068    $  1,196
     Accounts receivable, less allowance for
          doubtful accounts of $516 and $903 in
          1998 and 1997, respectively                                             6,462       6,851
     Licensing and royalty receivable                                               440        --
     Inventories                                                                  7,406       8,942
     Current deferred taxes                                                       1,275         728
     Prepaid expenses and other current assets                                      433         690
                                                                               --------    --------
          Total current assets                                                   17,084      18,407
                                                                               --------    --------

Investments                                                                         535       1,011
Property, plant and equipment, net                                                9,479       9,836
Deferred income taxes                                                             4,188       3,414
Other assets                                                                        770       1,082
                                                                               --------    --------
     Total Assets                                                              $ 32,056    $ 33,750
                                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Credit line                                                               $ 12,000    $ 12,000
     Revolving credit facility                                                    6,657       6,857
     Current portion of notes payable                                               661        --
     Accounts payable                                                             3,235       3,841
     Accrued payroll                                                                196         183
     Due to stockholder                                                             380        --
     Accrued interest                                                               432         150
     Other accrued expenses                                                       1,614         759
     Income taxes payable                                                            16          89
                                                                               --------    --------
          Total current liabilities                                              25,191      23,879
                                                                               --------    --------

Notes payable                                                                       408          36
                                                                               --------    --------
Deferred income from royalty contract                                               534       1,801
                                                                               --------    --------

Commitments and contingencies (Note 12)

Stockholders' equity:
     Common stock, $.01 par value, 30,000,000 shares authorized;
        9,648,931 and 9,602,681 shares issued in 1998 and 1997, respectively         97          96
     Additional paid-in capital                                                  19,961      19,074
     Accumulated deficit                                                        (11,972)     (8,943)
                                                                               --------    --------
                                                                                  8,086      10,227
Less treasury stock; 136,014 shares
     at cost, in 1998 and 1997                                                   (2,163)     (2,163)
Stockholders' notes receivable                                                     --           (30)
                                                                               --------    --------
          Total stockholders' equity                                              5,923       8,034
                                                                               --------    --------
     Total Liabilities and Stockholders' Equity                                $ 32,056    $ 33,750
                                                                               ========    ========

* Prior year amounts restated to reflect the Company's change in inventory costing method (See Note 1).

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              for the years ended December 31, 1998, 1997 and 1996
             (in thousands, except share and per share information)

                                                             1998            1997*           1996*
                                                         -----------     -----------     -----------
Revenues:
     Sales, net                                          $    31,995     $    34,193     $    34,785
     Licensing and royalty income                              1,200             150             162
                                                         -----------     -----------     -----------
          Total revenues                                      33,195          34,343          34,947

Cost and Expenses:
     Cost of sales                                            16,954          17,451          17,117
     Selling, general and administrative expenses             15,726          14,997          14,485
     Product development and research expenses                 1,425           1,675           2,013
                                                         -----------     -----------     -----------
Operating profit (loss)                                         (910)            220           1,332

Interest expense, net                                         (3,443)         (1,853)         (1,984)
Other income (expense), net                                       33             (11)           (202)
                                                         -----------     -----------     -----------
Loss before provision for income taxes                        (4,320)         (1,644)           (854)
Benefit for income taxes                                      (1,291)           (436)           (373)
                                                         -----------     -----------     -----------
Net loss                                                 $    (3,029)    $    (1,208)    $      (481)
                                                         ===========     ===========     ===========

Loss per common and common equivalent share:
     Basic                                               $      (.32)    $      (.13)    $      (.05)
                                                         ===========     ===========     ===========
     Diluted                                             $      (.32)    $      (.13)    $      (.05)
                                                         ===========     ===========     ===========

Average number of common and common equivalent shares:
     Basic                                                 9,470,413       9,457,938       9,323,440
                                                         ===========     ===========     ===========
     Diluted                                               9,470,413       9,457,938       9,323,440
                                                         ===========     ===========     ===========

* Prior year amounts restated to reflect the Company's change in inventory costing method (See Note 1).

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                         1998        1997*       1996*
                                                        -------     -------     -------
Cash flows from operating activities:
     Net loss                                           $(3,029)    $(1,208)    $  (481)
     Reconciliation of net loss to net cash
                 used by operating activities:
          Depreciation and amortization                     992       1,037         992
          Gain on sale of assets                            (62)       --          --
          Write off of other assets                         558        --          --
           Provision for loss on accounts and notes
                 receivable and inventories               1,482       1,610         412
          Recognition of deferred revenue                  (242)       (150)       --
          Issuance of stock to 401(k) plan                 --            40          91
          Benefit for deferred income taxes              (1,321)       (447)       (382)
          Stock compensation expense:
               Non-employee stock options                   149          47         156
               Warrants issued to lenders                   645        --          --
               Directors' stock issuance                     94        --          --
          Litigation settlement in common stock            --           (50)        175
          Other, net                                         17        --          --
     Changes in operating assets and liabilities:
          Accounts receivable                               239         721        (300)
          Inventories                                       374      (1,735)        161
          Receivable due under royalty agreement           (328)      1,000        --
          Prepaid and other assets                          333         398        (455)
          Accounts payable and accrued expenses             929       1,123         130
          Deferred revenue                                   59        --          --
          Income taxes payable                              (73)         51          22
                                                        -------     -------     -------
Net cash provided from operating activities                 816       2,437         521
                                                        -------     -------     -------

Cash flows from investing activities:
     Capital expenditures                                  (607)       (636)       (913)
     Proceeds from sale of assets                           165        --          --
     (Increase) decrease in other assets                   (266)         68          59
                                                        -------     -------     -------
Net cash used by investing activities                      (708)       (568)       (854)
                                                        -------     -------     -------

Cash flows from financing activities:
     Net borrowings under line of credit agreements        --         2,358       1,594
     Borrowings under revolving credit agreement           --          --            12
     Repayment of debt                                     (236)     (3,443)     (1,714)
     Proceeds from exercise of common stock options        --            95         589
                                                        -------     -------     -------
Net cash (used in) provided from  financing activities     (236)       (990)        481
                                                        -------     -------     -------

Net (decrease) increase in cash and cash equivalents       (128)        879         148
Cash and cash equivalents at beginning of year            1,196         317         169
                                                        -------     -------     -------
Cash and cash equivalents at end of year                $ 1,068     $ 1,196     $   317
                                                        =======     =======     =======

* Prior year amounts restated to reflect the Company's change in inventory costing method (See Note 1).

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              for the years ended December 31, 1998, 1997 and 1996
                    (in thousands, except share information)

                                                                 Common Stock                       Additional   Stockholders'
                                                           ------------------------       Stock       Paid-In       Notes
                                                             Shares        Amount      Subscribed     Capital     Receivable
                                                           ----------    ----------    ----------   ----------    ----------

Balance, January 1, 1996*                                   9,440,681    $       94    $     --     $   18,131    $     (189)
Exercise of stock options, including tax benefits of $79      132,000             2                        666
Issuance of stock to 401(k) plan                                                                             1
Settlement of litigation                                                                      175
Tax benefit of license payment to former subsidiary                                                        161
Issuance of non-employee stock options                                                                     156
Repayment on stockholders' notes                                                                                          75
Net loss*
                                                           ----------    ----------    ----------   ----------    ----------

Balance, December 31, 1996*                                 9,572,681            96           175       19,115          (114)
Settlement of litigation                                                                     (175)        (118)
Exercise of stock options, including tax benefits of $7        30,000          --                          122
Issuance of stock to 401(k) plan                                                                           (92)
Value of non-employee stock options                                                                         47
Interest earned on stockholders' notes                                                                                   (10)
Reserve on stockholders' notes receivable                                                                                 94
Net loss*
                                                           ----------    ----------    ----------   ----------    ----------

Balance, December 31, 1997*                                 9,602,681            96          --         19,074           (30)
Issuance of stock pursuant to Directors' Stock Plan            46,250             1                         93
Value of non-employee stock options                                                                        149
Value of warrants issued                                                                                   645
Interest earned on stockholders' notes                                                                                    (3)
Reserve on stockholders' notes receivable                                                                                 33
Net loss
                                                           ----------    ----------    ----------   ----------    ----------
Balance, December 31, 1998                                  9,648,931    $       97    $     --     $   19,961    $     --
                                                           ==========    ==========    ==========   ==========    ==========
                                                                                           Total
                                                             Accumulated    Treasury    Stockholders'
                                                               Deficit        Stock        Equity
                                                             ----------    ----------    ----------
Balance, January 1, 1996*                                    $   (7,254)   $   (2,609)   $    8,173
Exercise of stock options, including tax benefits of $79                                        668
Issuance of stock to 401(k) plan                                                   91            92
Settlement of litigation                                                                        175
Tax benefit of license payment to former subsidiary                                             161
Issuance of non-employee stock options                                                          156
Repayment on stockholders' notes                                                                 75
Net loss*                                                          (481)                       (481)
                                                             ----------    ----------    ----------

Balance, December 31, 1996*                                      (7,735)       (2,518)        9,019
Settlement of litigation                                                          243           (50)
Exercise of stock options, including tax benefits of $7                           (20)          102
Issuance of stock to 401(k) plan                                                  132            40
Value of non-employee stock options                                                              47
Interest earned on stockholders' notes                                                          (10)
Reserve on stockholders' notes receivable                                                        94
Net loss*                                                        (1,208)                     (1,208)
                                                             ----------    ----------    ----------

Balance, December 31, 1997*                                      (8,943)       (2,163)        8,034
Issuance of stock pursuant to Directors' Stock Plan                                              94
Value of non-employee stock options                                                             149
Value of warrants issued                                                                        645
Interest earned on stockholders' notes                                                           (3)
Reserve on stockholders' notes receivable                                                        33
Net loss                                                         (3,029)                     (3,029)
                                                             ----------    ----------    ----------
Balance, December 31, 1998                                   $  (11,972)   $   (2,163)   $    5,923
                                                             ==========    ==========    ==========

* Prior year amounts restated to reflect the Company's change in inventory costing method (See Note 1).

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Nature of the Business

     IGI, Inc. ("IGI" or the "Company") is a diversified company engaged in three business segments:

     o Poultry Vaccine Business - production and marketing of poultry vaccines and other related products;

     o    Companion  Pet  Products   Business  -  production  and  marketing  of
          companion   pet   products   such  as   pharmaceuticals,   nutritional
          supplements and grooming aids; and

     o Consumer Products Business - production and marketing of cosmetics and skin care products.

     Financing Needs

     At March 1, 1999, the Company had cash and cash equivalent balances of $535,000, and no available borrowing capacity under the Credit Line or the Revolving Facility. The Company is currently generating losses that may extend through much of 1999. Therefore, the Company has significant debt that it must repay on August 31, 1999, November 30, 1999 and March 31, 2000. The Company is pursuing additional debt and equity financing alternatives in order to meet these obligations. The Company believes it can obtain such financing on acceptable terms. See also Note 8 - "Debt."

     Principles of Consolidation

     The consolidated financial statements include the accounts of IGI, Inc. and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. An investment in an affiliated company with a 20% ownership interest is accounted for using the cost method.

     Cash equivalents

     Cash equivalents consist of short-term investments with initial maturities of 90 days or less.

     Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, accounts receivable, notes receivable and certain restricted investments. The Company limits credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with two high credit quality financial institutions. Accounts receivable include customers in several key geographic areas. Of these, Mexico, Indonesia, Thailand and certain other Latin American and Far Eastern countries are important markets for the Company's poultry vaccines and other products. These countries have from time to time experienced periods of varying degrees of political unrest and economic and currency instability. Because of the volume of business transacted by the Company in these areas, continuation or recurrence of such unrest or instability could adversely affect the businesses of its customers in these areas or the Company's ability to collect its receivables from such customers, which in either case could adversely impact the Company's future operating results. In order to minimize risk, the Company maintains credit insurance for the majority of its international accounts receivable and all sales are denominated in U.S. dollars to minimize currency fluctuation risk.

                           IGI, INC. AND SUBSIDIARIES

     Inventories

     Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. During the fourth quarter of 1998, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the FIFO method. The change was made because the Company believes its financial position is the primary concern of its constituents (shareholders, bank lenders, trade creditors, etc.) and the accounting change will reflect inventory at a value which better represents current costs. As required by generally accepted accounting principles, the Company has retroactively restated prior years' financial statements for this change. The aggregate effect of this restatement was a decrease in stockholders' equity of $294,000 as of December 31, 1997. The restatement had no effect on 1998 results, decreased the net loss in 1997 by $245,000 and increased the net loss in 1996 by $343,000.

     Property, Plant and Equipment

     Depreciation of property, plant and equipment is provided for under the straight-line method over the assets' estimated useful lives as follows:

                                                  Useful Lives
                                                  ------------

     Buildings and improvements                  10 - 30  years
     Machinery and equipment                      3 - 10  years

     Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operating results.

     Other Assets

     Other assets include cost in excess of net assets of businesses acquired of $325,000, which is being amortized on a straight-line basis over 40 years.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through future cash flows. If it is determined that an impairment has occurred based on expected future cash flows, the loss is then recognized in the income statement.

     Income Taxes

     The Company records income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of future deferred tax assets.

     Stock-Based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the

                           IGI, INC. AND SUBSIDIARIES
stock (the intrinsic value method). Such amount, if any, is accrued over the related vesting period, as appropriate. Since the Company uses the intrinsic value method, it makes pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

     Financial Instruments

     The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable, restricted common stock, notes payable and short-term debt. The carrying value of these instruments approximates the fair value.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for excess and obsolete inventories, allowances for doubtful accounts and other assets, and provisions for income taxes and related deferred tax asset valuation allowances. Actual results could differ from those estimates.

     Revenue Recognition

     Sales, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of products. Revenues earned under research contracts or licensing and supply agreements are recognized when the related contract provisions are met.

     Product Development and Research

     Product development and research represents the Company's research and development efforts which are focused primarily on product development. Such costs are expensed as incurred.

     Business Segments

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach indicates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information included in Note 17, "Business Segments."

     Reclassification

     Certain previously reported amounts have been reclassified to conform with the current period presentation.

2. Investments

     The Company has a 20% investment in Indovax, Ltd., an Indian poultry vaccine company, which investment, because of the lack of significant influence, is accounted for using the cost method. Dividends received from Indovax were $22,000 in 1998, $23,000 in 1997 and $0 in 1996. Other investments include 271,714 shares of restricted common stock of IMX Corporation ("IMX"), a publicly-traded

                           IGI, INC. AND SUBSIDIARIES
company, valued at $1.75 and $3.50 per share as of December 31, 1998 and 1997, respectively, received pursuant to an exclusive Supply Agreement (the "Supply Agreement") dated September 30, 1997 between the Company and IMX. These shares are restricted both by governmental and contractual requirements and the Company is unsure if or when it will be able to sell these shares. As of December 31, 1998, the Company has not yet recognized income related to this agreement. The total investment in IMX stock was $475,000 at December 31, 1998 and $951,000 at December 31, 1997, with corresponding amounts reflected as deferred income in the accompanying Consolidated Balance Sheet.

     Under the IMX agreement, the Company agreed to manufacture and supply 100% of IMX's requirements for certain products at prices stipulated in the exclusive Supply Agreement, subject to renegotiation subsequent to 1998. The Company is currently involved in discussions with IMX concerning possible modifications to the Supply Agreement as it has determined the Company will not supply the products stipulated by the Supply Agreement but may supply certain other products based on negotiations with IMX.

3. Supply and Licensing Agreements

     In 1996, the Company entered into a license and supply agreement with Glaxo Wellcome, Inc. ("Glaxo"). The agreement granted Glaxo exclusive rights to market the WellSkin(TM) product line in the United States to physicians. Under the terms of the agreement, IGI manufactured these products for Glaxo. This agreement provided for Glaxo to pay royalties to IGI based on sales, and to pay a $1,000,000 advance royalty to IGI in 1997 of which $300,000 was non-refundable. The advance royalty was recorded as deferred income. In October 1998, Glaxo notified the Company of its intent to exit the physician-dispensed skin care market. In December 1998, the license and supply agreement with Glaxo was terminated. The termination agreement provided that IGI would purchase all of Glaxo's inventory and marketing materials related to the WellSkin(TM) line in exchange for a $200,000 promissory note, due and payable in December 1999 bearing interest at a rate of 11%. The Company also issued a promissory note to Glaxo for $608,000, representing the unearned portion of the advance royalty in exchange for Glaxo transferring all rights to the WellSkin(TM) trademark to IGI. This note bears interest at a rate of 11% and is payable in three installments between December 1999 and December 2000. In connection with the agreement termination, but unrelated to the advance royalty, IGI reduced cost of sales by $404,000 in 1998 for amounts owed to Glaxo that were forgiven. In 1997 and 1998, IGI recognized $150,000 and $326,000, respectively, of royalty income under the Glaxo Agreement.

     In December 1998, the Company entered into a supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provides that Genesis will pay the Company a trademark and technology transfer fee in four equal annual payments of $250,000 each commencing November 1, 1999. In addition, Genesis will pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. Genesis also purchased WellSkin(TM) inventory and marketing materials previously purchased by the Company from Glaxo of which $112,000 was shipped by December 31, 1998 and the remainder was shipped in early 1999. Genesis has signed a $200,000 promissory note for the inventory and marketing materials, which is due on November 1, 1999 bearing interest at 11%. In connection with the Genesis transaction, the Company recognized revenue of $6,000 in 1998.

     In March 1997, IGI granted Kimberly Clark ("Kimberly") the worldwide rights to use certain patents and technologies in the industrial hand care and cleaning products field. Upon signing the agreement, Kimberly paid IGI a $100,000 license fee that was recognized as revenue by the Company in 1997. The agreement requires Kimberly to make royalty payments based on quantities of material produced. The Company is also guaranteed minimum royalties over the term of the agreement. In 1998, the Company earned $133,000 of minimum royalties, which is recorded as an accounts receivable due from Kimberly Clark at December 31, 1998.

                           IGI, INC. AND SUBSIDIARIES

     The  Company  entered  into a  license  agreement  with  Johnson  & Johnson
Consumer Products, Inc. ("J&J") in 1995. The agreement provides J&J with a license to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $433,000 of revenue related to this agreement for the year ended December 31, 1998. No revenue was recognized under this agreement in 1997 or 1996.

     In April 1998, the Company entered into a reseach and development agreement with National Starch and Chemical Company ("National Starch") to evaluate Novasome(R) technology which, if favorable, may result in negotiating a licensing agreement. The agreement provides for a minimum of at least six, or up to as much as nine, monthly payments commencing in June 1998 plus $100,000 for the purchase of a patented Novamix(R) machine. The Company recognized $210,000 in licensing revenues in 1998 related to the National Starch agreement.

     In August 1998, the Company granted Johnson & Johnson  Medical  ("JJM"),  a
Division of Ethicon, Inc., worldwide rights for use of the Novasome(R) technology for certain products and distribution channels. The agreement provides for an up-front license fee of $150,000, of which $92,000 was recognized as revenue by the Company in 1998, and future royalty payments based on JJM's sales of licensed products. The Company is guaranteed minimum royalties over the term of the agreement.

     See  also  Note  2  "Investments"  for a  description  of  the  IMX  Supply
Agreement.

4. Supplemental Cash Flow Information

     Cash payments for income taxes and interest during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                        1998       1997      1996
                                                        ----       ----      ----
                                                              (in thousands)

Income taxes paid, net                                $     0    $   (33)   $    41
Interest                                                2,163      1,853      1,955

     In addition, during the years ended December 31, 1998, 1997 and 1996, the Company had the following non-cash financing and investing activities:

                                                        1998       1997      1996
                                                        ----       ----      ----
                                                              (in thousands)

Accrual for additions to other assets                 $    40    $  --      $  --
Tax benefits of exercise of common stock options         --            7         79
Treasury stock repurchased                               --           20       --
Tax benefit of license payment to former subsidiary      --         --         (161)
Receivable under royalty agreement                       --         --        1,000
Note payable to Glaxo (See Notes 3 and 7)                 808       --         --
Note receivable from Genesis (See Note 3)                (112)      --         --

See Note 2 "Investments" for discussion regarding IMX investment.

                           IGI, INC. AND SUBSIDIARIES

5.     Inventories

     Inventories as of December 31, 1998 and 1997 consisted of:

                                                        1998              1997
                                                       -------          -------
                                                            (in thousands)

       Finished goods                                  $ 2,785           $2,491
       Raw materials                                     2,210            3,259
       Work-in-process                                   2,411            3,192
                                                       -------          -------
                                                       $ 7,406          $ 8,942
                                                       =======          =======

     See Note 1 for a description of the Company's change in inventory valuation method and resultant restatement of prior year balances.

6. Property, Plant and Equipment

     Property, plant and equipment, at cost, as of December 31, 1998 and 1997 consisted of:

                                                        1998              1997
                                                       -------          -------
                                                            (in thousands)

       Land                                            $   625          $   625
       Buildings                                         9,748            9,600
       Machinery and equipment                           9,986            9,659
                                                       -------          -------
                                                        20,359           19,884
       Less accumulated depreciation                   (10,880)         (10,048)
                                                       -------          -------
       Property, plant and equipment, net              $ 9,479          $ 9,836
                                                       =======          =======

     The Company recorded depreciation expense of $861,000, $925,000 and $926,000 in each of the years 1998, 1997 and 1996 respectively.

7. Notes Payable

     Notes payable at December 31, 1998 and 1997 consisted of:

                                                        1998              1997
                                                       -------          -------
                                                            (in thousands)

       Glaxo                                           $  808           $  --
       Other                                              261                36
                                                       ------           -------
                                                        1,069                36
       Less: Current portion                              661               --
                                                       ------           -------
                                                       $  408           $    36
                                                       =======          =======

     The Company's licensing and supply agreement with Glaxo was terminated in December 1998, resulting in the issuance of a $200,000 promissory note which is due and payable in December 1999 and bears interest at a rate of 11%. The Company also issued a promissory note to Glaxo for $608,000 bearing interest at 11%, which represents the unearned portion of the advanced royalty. Principal and interest amounts are payable semi-annually beginning in December 1999 in the amount of $200,000 with the remaining amount of $408,000 due in 2000. The remaining balance of short-term notes payable of $261,000 consists of amounts to finance the Company's 1998 insurance policies.

                           IGI, INC. AND SUBSIDIARIES

8. Debt

     Debt as of December 31, 1998 and 1997 consisted of:

                                                    1998              1997
                                                  -------           -------
                                                        (in thousands)

       Credit line                                $12,000           $12,000
       Revolving credit facility                    6,657             6,857
                                                  -------           -------
                                                  $18,657           $18,857
                                                  =======           =======

     Aggregate annual principal payments due on debt for the years subsequent to December 31, 1998 are as follows:

              Year                               (in thousands)
              ----                               --------------
              1999                                  $ 6,000
              2000                                   12,657
                                                    -------
                                                    $18,657
                                                    =======

     The Company entered into an Extension Agreement with its bank lenders as of April 29, 1998 which provided for a waiver of all past and existing covenant defaults, extension of the bank credit agreement through March 31, 1999, a maximum credit line facility of $12,000,000 ("Credit Line"), extended terms for repayment of the outstanding $6,857,000 balance of revolving credit notes ("Revolving Facility") and issuance to the lenders of warrants to purchase an aggregate of 540,000 shares of the Company's common stock at an exercise price of $3.50 per share. The Company has a call option on unexercised warrants at a repurchase price of $1,800,000. The Company recognized a non-cash expense related to the issuance of these warrants of approximately $645,000 in 1998.

     The Company was in default under certain covenants contained in the Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from these covenant defaults through January 31, 1999. During fiscal 1998, the Company paid interest at a rate of up to prime plus 5.5% on its outstanding borrowings under the Credit Line and under the Revolving Facility.

     Effective January 31, 1999, the Company and its bank lenders entered into a Second Extension Agreement which provides for a waiver of the covenant defaults under the Forbearance Agreement, amendment of certain covenants, extension of the bank credit agreement to March 31, 2000, and the following:

     o The maximum availability under the Credit Line is subject to the determination of the amount of eligible accounts receivable and inventories. There is no remaining availability as of December 31, 1998 or March 31, 1999.

     o Mandatory principal payments of $4,000,000 and $2,000,000 of the outstanding balance of $18,657,000, at December 31, 1998, under the Revolving Facility and Credit Line are due on August 31, 1999 and November 30, 1999, respectively, with the balance due and payable on March 31, 2000.

     o All of the Company's indebtedness to the banks is subject to a security interest in all of the assets of the Company and its significant subsidiaries. Although the Company can sell operating assets, proceeds from such sale must be remitted directly to the lenders.

     o Interest on outstanding borrowings of $18,657,000 under both the Credit Line and the Revolving Facility will be at a rate of prime plus 5.5% of which prime plus 2.5% is paid monthly and 3.0% is accrued and payable on March 31, 2000.

                           IGI, INC. AND SUBSIDIARIES

     o The interest rate on outstanding borrowings will be reduced by 0.5% after each of the mandatory principal payments. In addition, the interest rate will be reduced by an additional 1.5% for each $1,000,000 of voluntary principal payments, but not lower than prime plus 1.0%. A pro rata portion of the accrued interest will be waived for all principal payments occurring prior to December 31, 1999.

     o On March 11, 1999, the Company issued warrants to the bank lenders to purchase 270,000 shares of the Company's common stock at an exercise price of $2.00 per share. These warrants are exercisable at any time 60 days after issuance. The Company also issued warrants to purchase an additional 270,000 shares of the Company's common stock exercisable at $2.00 per share, if the bank debt is still outstanding at September 30, 1999. The warrants expire on the fifth anniversary of issuance. The Company has a call option on unexercised warrants at a repurchase price of $1,800,000. The Company will recognize a non-cash expense for each issuance of warrants of approximately $195,000, or a total of about $390,000 during 1999.

     o The Company agreed to pay the bank lenders an extension fee of $350,000, which is being amortized over the life of the agreement. At the time of the extension, $50,000 was paid, with the balance payable in four installments through February 24, 2000. If the Company is able to refinance its bank debt, any extension fees due subsequent to the closing date of the refinancing will be waived.

     o The Company is required to maintain certain minimum financial covenants and comply with other non-financial covenants, including remittance of cash flows from debt or equity financing, income tax refunds and fixed asset dispositions to the banks, and the completion of Year 2000 compliance by September 30, 1999. The agreement also prohibits the payment of cash dividends without prior written consent of the lenders.

     At March 1, 1999, the Company had cash and cash equivalent balances of $535,000, and no available borrowing capacity under the Credit Line or the Revolving Facility. The Company is currently generating losses that may extend through much of 1999. Further, the Company has significant debt it must repay on August 31, 1999, November 30, 1999 and March 31, 2000.

     The Company is pursuing additional debt and equity financing alternatives to meet these obligations. The Company believes it can obtain such financing on acceptable terms. However, if the Company is not successful in obtaining the required additional financing, it believes it has the ability and it plans to meet its 1999 debt repayment obligations by altering its business plans including, if necessary, a sale of selected Company operating and non-operating assets. Any sale of operating assets would involve a curtailment of certain of the Company's business operations and a modification of its business strategy. However, if the Company is unable to raise sufficient funds to repay or refinance the debt repayment due on March 31, 2000, the Company could be in default under its loan agreement and any such default could lead to the commencement of insolvency proceedings by its creditors subsequent to that date.

     Accordingly, the Board of Directors of the Company has authorized management of the Company to seek additional equity capital through the sale of common stock of the Company, either through a private sale to institutional or individual investors or through a rights offering to its stockholders. Subject to shareholder approval, the Board has authorized an increase in the number of shares of common stock available and the authorization of a preferred stock class. While the Company has contacted a number of potential providers of additional capital who have expressed interest in negotiating financing arrangements with the Company, to date no agreements or commitments have been obtained.

     Borrowings under the Credit Line and the Revolving Facility have been classified as current debt in the accompanying financial statements as certain repayments are due in 1999, and the agreement contains certain acceleration provisions subject to the bank's evaluation.

                           IGI, INC. AND SUBSIDIARIES

9. Common Stock

     In October 1998, the Company adopted the 1998 Directors Stock Plan. Under this plan, 200,000 shares of the Company's common stock are reserved for issuance to non-employee directors, in lieu of payment of directors' fees in cash. In 1998, 46,250 shares of common stock were issued as consideration for directors' fees. The Company recognized $94,000 of expense related to these shares during the year ended December 31, 1998. See also Note 8 - "Debt" for a description of warrants issued to the Company's lenders in each of 1998 and 1999 for 540,000 shares, or a total of 1,080,000 shares of the Company's common stock at an exercise price of $3.50 and $2.00 per share, respectively.

10. Stock Options

     Under the 1983 Incentive Stock Option Plan, options have been granted to key employees to purchase a maximum of 500,000 shares of common stock. Options, having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under this plan at December 31, 1998 are generally exercisable in cumulative increments over four years commencing one year from the date of grant.

     Under the 1989 and 1991 Stock Option Plans, options may be granted to key employees, directors and consultants to purchase a maximum of 500,000 and 2,600,000 shares of common stock, respectively. In 1998, the Board approved an increase of 500,000 shares to the 1991 Stock Plan, which increased the maximum to 3,100,000 shares. Options, having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Both incentive stock options and non-qualified stock options may be granted under the 1989 Plan and the 1991 Plan. Incentive stock options are generally exercisable in cumulative increments over four years commencing one year from the date of grant. Non-qualified options are generally exercisable in full beginning six months after the date of grant.

     Under the 1988 Non-Qualified Stock Option Plan, options may be granted to consultants, scientific advisors and employees to purchase a maximum of 250,000 shares of common stock. Options outstanding under this plan at December 31, 1998 are generally exercisable in cumulative increments over four years commencing one year from the date of grant. The 1988 Non-Qualified Option Plan formalized the granting of individual non-qualified stock options which had been granted to officers and directors at prices equal to the fair market value of the Company's stock on the date the options were granted. Exercise of the majority of these options may be made at anytime during a ten year period commencing on the date of grant.

     Effective November 23, 1998, the Company's Board of Directors approved the repricing of all outstanding options issued to then current employees and consultants, to $2.44 per share, 115% of the market value of the Company's Common Stock on that date. The Board also approved the repricing of 225,000 options held by the Chief Executive Officer, to $2.66 per share, 125% of the market value of the Company's common stock on that date. As a result, 331,465 and 225,000 outstanding options at November 23, 1998 were effectively rescinded and reissued at exercise prices of $2.44 and $2.66, respectively. This resulted in a non-cash expense related to non-employees of $84,000 being reflected in 1998 operating results. All other conditions, such as term of option and vesting schedules, remained unchanged.

                           IGI, INC. AND SUBSIDIARIES

       Stock option transactions in each of the past three years under the aforementioned plans in total were:

                                            1983, 1989, and 1991 Plans                             1988 Non-Qualified Plan
                                   --------------------------------------------          -------------------------------------------
                                                                    Weighted                                             Weighted
                                     Shares     Price Per Share   Average Price          Shares      Price Per Share   Average Price
                                     ------     ---------------   -------------          ------      ---------------   -------------
January 1, 1996 shares
     under option                  1,939,515     $3.64 - $9.88        $7.04              337,500      $1.38 - $ 6.80       $4.40
     Granted                         381,000     $5.13 - $7.69        $6.04                   --            -                 --
     Exercised                       (82,000)    $4.70 - $6.96        $6.33              (50,000)     $1.38                $1.38
     Cancelled                       (29,500)    $5.67 - $9.48        $7.31               (1,000)     $6.80                $6.80
                                     --------                                           --------
December 31, 1996 shares
     under option                  2,209,015     $3.65 - $9.88        $6.89              286,500      $3.97 - $ 6.80       $4.92
     Granted                         111,500     $3.75 - $5.69        $4.17                   --            -                 --
     Exercised                       (10,000)    $3.65                $3.65              (20,000)     $3.97                $3.97
     Cancelled                      (176,050)    $3.97 - $9.88        $7.21             (100,000)     $5.67                $5.33
                                   ----------                                           --------
December 31, 1997 shares
     under option                  2,134,465     $3.75 - $9.88        $6.74              166,500      $4.70 - $ 6.80       $4.78
     Granted                         491,450     $1.94 - $3.81        $2.56                   --            -                 --
     Exercised                            --           -                 --                   --            -                 --
     Cancelled                      (652,250)    $2.00 - $9.88        $6.52             (166,500)     $2.66 - $6.80        $4.78
     Rescinded                      (506,465)    $4.70 - $9.88        $6.75              (50,000)     $4.70                $4.70
     Reissued                        506,465     $2.44 - $2.66        $2.52               50,000      $2.66                $2.66
                                   ---------                                            --------
December 31, 1998 shares
     under option                  1,973,665     $1.94 - $9.88        $4.68                   --                              --
                                   =========                                            ========

Shares subject to outstanding
     options exercisable at:
     December 31, 1996             1,666,119                          $7.01              286,500                           $4.92
                                   =========                                            ========
     December 31, 1997             1,854,715                          $6.89              166,500                           $4.78
                                   =========                                            ========
     December 31, 1998             1,599,840                          $5.18                   --                           $  --
                                   =========                                            ========

     The Company uses the intrinsic method to account for stock options. Accordingly, no compensation cost has been recognized for option grants to employees pursuant to the stock option plans or for the November 1998 stock option repricing. Also, no compensation expense was recognized for option grants to non-employee directors from January 1, 1996 through December 14, 1998. The Company recorded compensation expense of $41,000 in 1998 for option grants to non-employee directors subsequent to December 15, 1998 as a result of a proposed Accounting Principles Board interpretation. The Company has recorded compensation expense of $108,000, $46,000 and $156,000 in 1998, 1997 and 1996,
respectively, for options granted to consultants including the effect of the 1998 repricing.

     If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" the Company's net loss and loss per share would have been increased to the pro forma loss amounts indicated below:

                                        1998           1997*          1996*
                                        ----           ----           ---
                                    (in thousands, except per share information)

Net loss - as reported                 $(3,029)      $(1,208)       $  (481)
Net loss - pro forma                    (3,618)       (1,403)        (1,397)
Loss per share - as reported
      Basic:                           $  (.32)      $  (.13)       $  (.05)
      Diluted:                            (.32)         (.13)          (.05)
Loss per share - pro forma
      Basic:                           $  (.38)      $  (.15)       $  (.15)
      Diluted:                            (.38)         (.15)          (.15)

* Prior years amounts restated to reflect the Company's change in inventory costing method (See Note 1).

                           IGI, INC. AND SUBSIDIARIES

     The pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997 and 1996:

      Assumption                        1998                     1997                 1996
      ----------                        ----                     ----                 ----

Dividend yield                           0%                       0%                   0%
Risk free interest rate             4.47% - 5.89%           5.84% - 6.63%         5.51% - 7.10%
Estimated volatility factor        39.51% - 47.87%         40.02% - 43.68%       33.07% - 43.45%
Expected life                        6 - 9 years             6 - 9 years           6 - 9 years

     The effects of applying the fair value method are not indicative of future amounts. The fair value method is not applied to awards prior to 1995, and additional awards in future years are anticipated.

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 1998:

                                            Options Outstanding                                    Options Exercisable
                        -------------------------------------------------------------       --------------------------------
    Range of            Number of          Weighted Average          Weighted Average        Number of      Weighted Average
Exercise Prices          Options        Remaining Life (Years)        Exercise Price          Options        Exercise Price
---------------          -------        ----------------------        --------------          -------       ----------------
$1.00 to $ 2.00          231,750                    9.55                   $1.98               71,500             $2.00
$2.00 to $ 3.00          594,915                    5.29                   $2.56              462,340             $2.52
$3.00 to $ 4.00          216,000                    9.24                   $3.41              135,000             $3.47
$4.00 to $ 5.00           60,000                    1.33                   $4.83               60,000             $4.83
$5.00 to $ 6.00          200,000                    7.10                   $5.76              200,000             $5.76
$6.00 to $ 7.00          290,000                    6.15                   $6.66              290,000             $6.66
$7.00 to $ 8.00          150,000                    4.44                   $7.45              150,000             $7.45
$8.00 to $ 9.00          176,000                    6.24                   $8.49              176,000             $8.49
$9.00 to $10.00           55,000                    2.96                   $9.66               55,000             $9.66
                       ---------                                                            ---------
$1.94 to $ 9.88        1,973,665                    6.37                   $4.68            1,599,840             $5.18
                       =========                                                            =========

     In connection with the exercise of 5,000 stock options in 1997, the Company received 4,735 shares of its common stock as consideration for the exercise price of the options. The total value of the shares used as consideration for the exercise of stock options was $19,825, which has been recorded as treasury stock.

11. Income Taxes

     The benefit for income taxes included in the consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                               1998         1997*        1996*
                                              -------      -------      -------
                                                      (in thousands)
Continuing operations:
     Current tax expense:
          Federal                             $    14      $  --        $  --
          State and local                          16           11            9
                                              -------      -------      -------
     Total current                                 30           11            9
                                              -------      -------      -------
     Deferred tax expense (benefit):
          Federal                              (1,161)        (637)        (197)
          State and local                        (160)         190         (185)
                                              -------      -------      -------
     Total deferred                            (1,321)        (447)        (382)
                                              -------      -------      -------
Total benefit for income taxes                $(1,291)     $  (436)     $  (373)
                                              =======      =======      =======

                           IGI, INC. AND SUBSIDIARIES

     The benefit for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax income from continuing operations as a result of the following:

                                                   1998       1997*      1996*
                                                  -------    -------    -------
                                                          (in thousands)

     Statutory benefit                            $(1,469)   $  (559)   $  (290)
     Non-deductible expenses                          111         51         66
     State income taxes, net of federal benefit      (240)      (164)      (112)
     Research and development tax credits             (33)       (65)       (42)
     Increase in valuation allowance                  393        299         --
     Other, net                                       (53)         2          5
                                                  -------    -------    -------
                                                  $(1,291)   $  (436)   $  (373)
                                                  =======    =======    =======

     Deferred tax assets included in the consolidated balance sheets as of December 31, 1998 and 1997 consisted of the following:

                                                      1998       1997*
                                                     -------    -------
                                                        (in thousands)

     Property, plant and equipment                   $  (498)   $  (633)
     Prepaid license agreement                         1,389      1,626
     Deferred royalty payments                           212        345
     Net operating loss carryforwards                  2,802      1,616
     Tax credit carryforwards                            610        484
     Reserves                                            510        500
     Inventory                                           537        405
     Non-employee stock options                          217         82
     Other future deductible temporary differences       475         98
     Other future taxable temporary differences          (65)       (48)
                                                     -------    -------
                                                       6,189      4,475
     Less:  valuation allowance                         (726)      (333)
                                                     -------    -------
     Deferred taxes, net                             $ 5,463    $ 4,142
                                                     =======    =======

     * Prior year amounts restated to reflect the Company's change in inventory costing method (See Note 1).

     The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings prior to the recent conditional settlement of regulatory proceedings (see Note 13), its plans to sell the benefit of certain state net operating losses, its expectations for the future, and the expiration dates of the operating loss carryforwards. As a result, the Company has concluded it is not likely it will be able to fully realize certain of these deferred tax assets. Therefore, the Company increased its valuation allowance for certain deferred tax assets at December 31, 1998.

                           IGI, INC. AND SUBSIDIARIES

     Operating loss and tax credit carryforwards for tax reporting purposes as of December 31, 1998 are as follows:

                                                                 (in thousands)
Federal:
  Operating losses (expiring through the year 2018)                  $6,958
  Research tax credits (expiring through the year 2018)                 507
  Alternative minimum tax credits (available without expiration)         28
State:
  Net operating losses New Jersey (expiring through the year 2005)   $7,213
  Research tax credits New Jersey (expiring through the year 2005)       75

     Federal net operating loss carryforwards that expire through 2018 have significant components expiring in 2007 (26%), 2010 (13%) and 2018 (56%).

12. Commitments and Contingencies

     The Company leases manufacturing and warehousing space, machinery and equipment and automobiles under non-cancelable operating lease agreements expiring at various dates in the future. Rental expense aggregated approximately $371,000 in 1998, $348,000 in 1997, and $330,000 in 1996. Future minimum rental commitments under non-cancelable operating leases as of December 31, 1998 are as follows:

                       Year                           $
                       ----                          --
                                (in thousands)

                       1999                          56
                       2000                          40
                       2001                          33
                       2002                          32
                       2003                          11

     The Company has entered into an employment contract with an expiration date of December 31, 1999 with an officer that provides that this officer is entitled to continuation of his salary if he is terminated without cause prior to the contract expiration date. See also Note 15, "Certain Relationships and Related Transactions."

     The Company has entered into employment agreements with two other senior executives that provide for their employment for a one year period, which is automatically renewed annually unless terminated by the Company by written notice at least 60 days prior to the renewal date. In the event their employment is terminated without cause, one executive is entitled to continuation of his annual salary for up to 18 months and the other executive is entitled to continuation of his annual salary for up to 12 months.

                           IGI, INC. AND SUBSIDIARIES

13. U.S. Regulatory Proceedings

     The Company has substantially resolved the legal and regulatory issues which arose in 1997 and 1998. For most of 1997 and 1998, the Company was subject to intensive government regulatory scrutiny by the U.S. Departments of Justice, Treasury and Agriculture. In June 1997, the Company was advised by the Animal and Plant Health Inspection Service ("APHIS") of the United States Department of Agriculture ("USDA") that the Company had shipped quantities of some of its poultry vaccine products without complying with certain regulatory and record keeping requirements. The USDA subsequently issued an order that the Company stop shipment of certain of its products. Shortly thereafter, in July
1997, the Company was advised that the USDA's Office of Inspector General ("OIG") had commenced an investigation into possible violations of the Virus Serum Toxin Act of 1914 and alleged false statements made to APHIS.

     Based upon these events, the Board of Directors caused an immediate and thorough investigation of the facts and circumstances of the alleged violations to be undertaken by independent counsel. The Company also took steps to obtain the approval of APHIS for resumption of shipments, including the submission of an amended and modified regulatory compliance program, improved testing procedures and other safeguards. Based upon these actions, APHIS began lifting the stop shipment order in August 1997 and released all remaining products from the order on March 27, 1998.

     In April 1998, the U.S. Securities and Exchange Commission ("SEC") advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC.

     As a result of its internal investigation, the Company terminated the employment of John P. Gallo as President and Chief Operating Officer in November 1997 for willful misconduct. In April 1998, the Company requested the resignations of six additional employees including two Vice Presidents and instituted a lawsuit against Mr. Gallo in the New Jersey Superior Court. The lawsuit alleged willful misconduct and malfeasance in office, as well as embezzlement and related claims. Mr. Gallo filed counterclaims against the Company. The Company has denied Mr. Gallo's allegations and believes his claims are without merit. The Company has not reserved any amounts related to these charges.

     In June 1998, Mr. Gallo wrote to the Company's Board of Directors alleging that he had been wrongfully terminated from employment and further alleging wrongdoing by two Directors. In response to these allegations the Company instituted an investigation of the two Directors by an Independent Committee ("Independent Committee") of the Board assisted by the Company's General Counsel. The investigation included a series of interviews of the Directors, both of whom cooperated with the Company, and a review of certain records and documents. The Company also requested an interview with Mr. Gallo who, through his counsel, declined to cooperate. In September 1998, the Independent Committee reported to the Board that it had found no credible evidence to support Mr. Gallo's claims and allegations and recommended no further action. The Board adopted the recommendation.

     In July 1998, the Company sought to depose Mr. Gallo in connection with the litigation filed in New Jersey. Through his counsel, Mr. Gallo asserted his Fifth Amendment privilege against self-incrimination and advised that he would not participate in the discovery process until such time as a federal grand jury investigation, in which he was a target, was concluded. At the suggestion of the court, the Company and Mr. Gallo agreed to a voluntary dismissal of the litigation, with the understanding that the Company was free to reinstate its suit against Mr. Gallo at a later date, and that the Company was reserving all of its rights and remedies with respect to Mr. Gallo. In addition, Mr. Gallo may reinstate his counterclaims against the Company at a later date.

                           IGI, INC. AND SUBSIDIARIES

     Settlement of U.S. Regulatory Proceedings

     On March 24, 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding their pending investigations and proceedings. This settlement is subject to court approval which the Company believes will be obtained in due course. The terms of the settlement agreement provide that the Company will enter a plea of guilty to a misdemeanor and will pay a fine of $15,000 and restitution in the amount of $10,000. In addition, beginning in January 2000, the Company will make monthly payments to the Treasury Department through the period ending October 31, 2001 in the total amount of $225,000. The expense of settling with these agencies is reflected in the 1998 results of operations. The settlement does not affect the informal inquiry being conducted by the SEC, nor does it affect possible governmental action against former employees of the Company. Management does not expect that the SEC informal inquiry or the possible governmental action against former employees will have a material adverse effect on the financial position, cash flow or operations of the Company.

     The Company is not aware of any other legal proceedings which could have a material effect upon the Company.

14. Export Sales

     Export revenues by the Company's domestic operations accounted for approximately 32% of the Company's total revenues in 1998, 35% in 1997, and 39% in 1996. The following table shows the geographical distribution of the Company's total revenues:

                                           1998         1997         1996
                                          -------      -------      -------
                                                   (in thousands)

     Latin America                        $ 4,445      $ 4,593      $ 5,076
     Asia/Pacific                           3,787        4,659        6,011
     Europe                                 1,151        1,263        1,286
     Africa/Middle East                     1,380        1,362        1,141
                                          -------      -------      -------
                                           10,763       11,877       13,514
     United States/Canada                  22,432       22,466       21,433
                                          -------      -------      -------
     Total Revenues                       $33,195      $34,343      $34,947
                                          =======      =======      =======

     Export sales net accounts receivable balances at December 31, 1998, 1997 and 1996 approximated $4,002,000, $4,144,000, and $5,276,000, respectively.

15. Certain Relationships and Related Party Transactions

     The Company's notes receivable from certain stockholders amounted to $251,000 as of December 31, 1998 and $249,000 at December 31, 1997. These notes are demand notes and bear interest at prime rate plus 1/4% and are collateralized by shares of common stock of the Company. Remaining balances of these notes from officers are included in stockholders' equity as stockholders' notes receivable and all other notes receivable are included in notes receivable in the accompanying Consolidated Balance Sheets. The Company has recognized interest income from these notes of $3,000, $10,000 and $15,000 for the years ended December 31, 1998, 1997 and 1996, respectively. However, the Company has provided valuation reserves for these balances totaling $251,000 and $219,000 for 1998 and 1997, respectively, representing the amount of notes receivable from terminated employees.

     The Company's Chief Executive Officer has chosen to defer his salary until the Company's cash flow stabilizes. The total amount due to him was $380,000 at December 31, 1998, which the Company has recorded as a non-interest bearing, current obligation.

                           IGI, INC. AND SUBSIDIARIES

16. Employee Benefits

     The Company has a 401(k) contribution plan, pursuant to which employees, who have completed six months of employment with the Company or its subsidiaries as of specified dates, may elect to contribute to the plan, in whole percentages, up to 18% of compensation, subject to a minimum contribution by participants of 2% of compensation and a maximum contribution of $10,000 for 1998 and $9,500 in 1997 and $9,240 in 1996. The Company contribution is in the form of Company common stock, which is vested immediately. The Company matches 25% of the first 5% of compensation contributed by participants and also contributes, on behalf of each participant, $4 per week of employment during the year. The Company has recorded charges to expense related to this plan of approximately $81,000, $113,000, and $115,000 for the years 1998, 1997 and 1996, respectively.

17. Business Segments

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which affects the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior years' presentations to conform to the 1998 presentation.

     The Company elected to change reportable segments from two segments (Animal Health Products and Consumer Products) into three segments (Poultry Vaccines, Companion Pet Products and Consumer Products). Reasons leading to the change included the fact that products from each of the segments serve different markets, use different channels of distribution, and have two different forms of government oversight. The Company elected to change the reporting of its business segments as of January 1, 1998 and restated its prior years' presentation to conform to this revised segment reporting standard.

     Poultry Vaccines

     The Company produces and markets poultry vaccines manufactured by the chick embryo, tissue culture and bacteriologic methods. The Company produces vaccines for the prevention of various chicken and turkey diseases and has more than 60 vaccine licenses granted by the USDA. The Company also produces and sells nutritional, anti-infective and sanitation products used primarily by poultry producers. The Company sells these products in the United States and in over 50 other countries under the Vineland Laboratories trade name.

     The Company manufactures poultry vaccines at its USDA licensed facility in Vineland, New Jersey and sells them, primarily through its own sales force of nine persons, directly to large poultry producers and distributors in the United States and, through its export sales staff of 15 persons, to local distributors in other countries. The sales force is supplemented and supported by technical and customer service personnel. The USDA regulates the Company's vaccine production in the United States.

     Companion Pet Products

     The Company sells its Companion Pet Products to the veterinarian market under the EVSCO Pharmaceuticals trade name and to the over-the-counter ("OTC") pet products market under the Tomlyn and Luv'Em labels.

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

                           IGI, INC. AND SUBSIDIARIES

     EVSCO products are manufactured at the Company's facility in Buena, New Jersey and are sold through distributors to veterinarians. The facility operates in accordance with Good Manufacturing Practices ("GMP") of the federal Food and Drug Administration ("FDA").

     The Tomlyn product line includes pet grooming, nutritional and therapeutic products, such as shampoos, grooming aids, vitamin and mineral supplements, insecticides and OTC medications. The products are manufactured at the Company's facility in Buena, New Jersey, and are sold directly to pet superstores and through distributors to independent merchandising chains, shops and kennels. Sales of the Company's veterinary products are handled by 20 sales employees. Most of the Company's veterinary products are sold through distributors.

     Consumer Products Business

     IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome(R) microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies. Revenues from the Company's Consumer Products business were principally based on formulations using the Novasome(R) encapsulation technology. Sales to Estee Lauder accounted for $3,494,000 or 11% of 1998 sales, $2,408,000 or 7% for 1997, and $2,505,000 or 7% in 1996.

     Summary Segment Data

     Summary data related to the Company's reportable segments for the three years ended December 31, 1998 appear below:

                                                       Poultry       Companion Pet    Consumer
     (in thousands)                                    Vaccines        Products       Products        Corporate*     Consolidated
                                                       --------        --------       --------        ----------     ------------
     1998
     Revenues                                          $ 14,843        $ 12,513       $  5,839        $     --        $ 33,195
     Operating profit (loss)                               (517)          2,844          3,688          (6,925)           (910)
     Depreciation and amortization                          587             206            199              --             992
     Identifiable assets                                 14,747           5,846          4,932           6,531          32,056
     Capital expenditures                                   412             186              9              --             607

     1997**
     Revenues                                          $ 16,644        $ 12,444       $  5,255        $     --        $ 34,343
     Operating profit (loss)                              1,202           2,577          1,473          (5,032)            220
     Depreciation and amortization                          651             225            161              --           1,037
     Identifiable assets                                 16,377           6,602          5,433           5,338          33,750
     Capital expenditures                                   536              96              4              --             636

     1996**
     Revenues                                          $ 19,953        $ 11,308       $  3,686        $     --        $ 34,947
     Operating profit (loss)                              4,084           2,300           (955)         (4,097)          1,332
     Depreciation and amortization                          667             168            157              --             992
     Identifiable assets                                 20,151           6,382          3,478           3,834          33,845
     Capital expenditures                                   617              98            198              --             913

*    Note:

(A) Unallocated corporate expenses are principally general and administrative expenses.

(B)  Corporate  assets   represent   deferred  tax  assets  and  cash  and  cash
     equivalents.

(C)  Transactions between reportable segments are not material.

** Prior year amounts restated to reflect the Company's change in inventory costing method (See Note 1).

                           IGI, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

             COL. A                                        COL. B                 COL. C                    COL. D           COL. E
             ------                                        ------                 ------                    ------           ------
                                                                                 Additions
                                                                       ------------------------------
                                                           Balance     (1) Charged                                          Balance
                                                        at beginning     to costs      (2) Charged to                       at end
Description                                               of period    and expenses    other accounts     Deductions       of period
                                                          ---------    ------------    --------------     ----------       ---------
Year ended December 31, 1996:
Allowance for doubtful accounts                            $   306        $   (40)        $    --          $   28(A)        $   238
Inventory valuation allowance                                  693            123              --             199(B)            617
Other asset valuation allowance                                186             --              --              --               186
Valuation allowance on net deferred
     tax assets                                                 69             --              --              35(C)             34

Year ended December 31, 1997:
Allowance for doubtful accounts                            $   238        $   793         $    --          $  128(A)        $   903
Inventory valuation allowance                                  617            603              --             107(B)          1,113
Other asset valuation allowance                                186             --              --             186(A)             --
Valuation allowance on net deferred
     tax assets                                                 34            299              --              --               333

Year ended December 31, 1998:
Allowance for doubtful accounts                            $   903        $   150         $    --          $  537(A)        $   516
Inventory valuation allowance                                1,113          1,332              --           1,089(B)          1,356
Valuation allowance on net deferred
     tax assets                                                333            382              11              --               726

(A)  Relates to write-off of uncollectible accounts.

(B)  Disposition of obsolete inventories.

(C)  Related to spin off of certain discontinued operations during 1995.

                           IGI, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


     Exhibits marked with a single asterisk are filed herewith, and exhibits marked with a double asterisk reference a management contract, compensatory plan or arrangement, filed in response to Item 14(a)(3) of the instructions to Form 10-K. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

(3)(a) Certificate of Incorporation of IGI, Inc., as amended. [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 33-63700, filed June 2, 1993.]

   (b)     By-laws of IGI,  Inc.,  as amended.  [Incorporated  by  reference  to
           Exhibit 2(b) to the Company's Registration Statement on Form S-18, File No. 002-72262-B, filed May 12, 1981.]

(4) Specimen stock certificate for shares of Common Stock, par value $.01 per share. [Incorporated by reference to Exhibit (4) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-08568, filed April 2, 1990 (the "1989 Form
           10-K".)]

**(10.1) IGI, Inc. 1983 Incentive Stock Option Plan. [Incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 11, 1983, File No. 000-10063, filed April 11, 1983.]

**(10.2) IGI, Inc. 1989 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 11, 1989, File No. 001-08568, filed April 12, 1989.]

**(10.3) Employment Agreement by and between the Company and Edward B. Hager dated as of January 1, 1990. [Incorporated by reference to Exhibit
           (10)(c) to the 1989 Form 10-K.]

**(10.4) Extension of Employment Agreement by and between the Company and Edward B. Hager dated as of March 11, 1993. [Incorporated by reference to Exhibit (10)(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-08568, filed March 31, 1993 (the "1992 Form 10-K".)]

**(10.5) Extension of Employment Agreement by and between the Company and Edward B. Hager dated as of March 14, 1995. [Incorporated by reference to Exhibit (10)(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-08568, filed March 31, 1995 (the "1994 Form 10-K".)]

**(10.6) Amendment to Employment Agreement by and between the Company and Edward B. Hager dated as of October 1, 1997. [Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-08568, filed November 13, 1997 (the "September 30, 1997 Form 10-Q".)]

**(10.7) Employment Agreement by and between the Company and John P. Gallo dated as of January 1, 1990. [Incorporated by reference to Exhibit
           (10)(d) to the 1989 Form 10-K.]

**(10.8)   Extension of Employment Agreement by and between the Company and John
           P. Gallo dated as of March 11, 1993. [Incorporated by reference to Exhibit (10)(g) to the 1992 Form 10-K.]

                           IGI, INC. AND SUBSIDIARIES

**(10.9)   Extension of Employment Agreement by and between the Company and John
           P. Gallo dated as of March 14, 1995. [Incorporated by reference to Exhibit (10)(h) to the 1994 Form 10-K.]

**(10.10)  Amendment to Employment Agreement by and between the Company and John
           P. Gallo dated as of October 1, 1997.  [Incorporated  by reference to
           Exhibit 10(b) to the September 30, 1997 Form 10 Q.]

(10.11) Rights Agreement by and between the Company and Fleet National Bank dated as of March 19, 1987. [Incorporated by reference to Exhibit (4) to the Company's Current Report on Form 8-K, File No. 000-10063, filed March 27, 1987.]

(10.12) Amendment to Rights Agreement by and among the Company, Fleet National Bank and State Street Bank and Trust Company dated as of March 23, 1990. [Incorporated by reference to Exhibit (10)(g) to the 1989 Form 10-K.]

(10.13) Second Amended and Restated Loan Agreement by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated December 13, 1995. [Incorporated by reference to Exhibit (10)(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-08568, filed March 29, 1996 (the "1995 Form 10-K".)]

(10.14) First Amendment to Second Amended and Restated Loan Agreement by and between Fleet Bank- NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated March 27, 1996. [Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-08568, filed April 10, 1997 (the "1996 Form 10-K".)]

(10.15) Second Amendment to Second Amended and Restated Loan Agreement by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated June 26, 1996. [Incorporated by reference to
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 001-08568, filed November 14, 1996 (the "September 30, 1996 Form 10-Q".)]

(10.16) Third Amendment to Second Amended and Restated Loan Agreement by and between Fleet Bank- NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated August 23, 1996. [Incorporated by reference to Exhibit 10.2 to the September 30, 1996 Form 10-Q.]

(10.17) Fourth Amendment to Second Amended and Restated Loan Agreement by and between Fleet Bank- NH, Mellon Bank, N.A. and IGI, Inc. together with its subsidiaries, dated November 13, 1996. [Incorporated by reference to Exhibit 10(o) to the 1996 Form 10-K.]

(10.18) Fifth Amendment to Second Amended and Restated Loan Agreement by and between Fleet Bank- NH, Mellon Bank, N.A. and IGI, Inc., together with its subsidiaries, dated March 27, 1997. [Incorporated by reference to Exhibit 10(p) to the 1996 Form 10-K.]

(10.19) Sixth Amendment to Second Amended and Restated Loan Agreement by and between Fleet Bank- NH, Mellon Bank, N.A. and IGI, Inc. together with its subsidiaries, dated June 30, 1997. [Incorporated by reference to
           Exhibit 10(c) to the September 30, 1997 Form 10-Q.]

                           IGI, INC. AND SUBSIDIARIES

(10.20) Seventh Amendment to Second Amended and Restated Loan Agreement by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc. together with its subsidiaries dated July 31, 1997. [Incorporated by reference to Exhibit 10(d) to the September 30, 1997 Form 10-Q.]

(10.21) Eighth Amendment to Second Amended and Restated Loan Agreement by and between Fleet Bank- NH, Mellon Bank, N.A. and IGI, Inc. together with its subsidiaries dated September 30, 1997. [Incorporated by reference to Exhibit 10(e) to the September 30, 1997 Form 10-Q.]

(10.22)    Extension  Agreement by and between Fleet Bank-NH,  Mellon Bank, N.A.
           and IGI, Inc. together with its subsidiaries dated April 29, 1998.[Incorporated by reference to Exhibit (10.22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-08568, filed August 24, 1998 (the "1997 Form
           10-K".)]

(10.23) Forbearance Agreement by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc. together with its subsidiaries, dated August 19, 1998. [Incorporated by reference to Exhibit 10.23 to the 1997 Form 10-K.]

**(10.24)  IGI, Inc. Non-Qualified Stock Option Plan. [Incorporated by reference to Exhibit (3)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 001-08568, filed March 30, 1992 (the "1991 Form 10-K".)]

**(10.25)  IGI, Inc. 1991 Stock Option Plan,  [Incorporated  by reference to the
           Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991.]

**(10.26)  Amendment  No. 1 to IGI,  Inc.  1991 Stock Option Plan as approved by
           Board of Directors on March 11, 1993.  [Incorporated  by reference to
           Exhibit 10(p) to the 1992 Form 10-K.]

**(10.27)  Amendment  No. 2 to IGI,  Inc.  1991 Stock Option Plan as approved by
           Board of Directors on March 22, 1995. [Incorporated by reference to the Appendix to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 9, 1995, File No. 001-08568, filed April 14, 1995.]

**(10.28)  Amendment  No. 3 to IGI,  Inc.  1991 Stock Option Plan as approved by
           Board of Directors on March 19, 1997.  [Incorporated  by reference to
           Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-08568, filed August 14, 1997.]

(10.29) Amendment No. 4 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 17, 1998. [Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-08568, filed November 6, 1998.]

(10.30) Form of Registration Rights Agreement signed by all purchasers of Common Stock in connection with private placement on January 2, 1992. [Incorporated by reference to Exhibit (3)(m) to the 1991 Form 10-K.]

(10.31) License Agreement by and between Micro-Pak, Inc. and IGEN, Inc. [Incorporated by reference to Exhibit (10)(v) to the 1995 Form 10-K.]

                           IGI, INC. AND SUBSIDIARIES

(10.32) Registration Rights Agreement between IGI, Inc. and SmithKline Beecham plc dated as of August 2, 1993. [Incorporated by reference to Exhibit (10)(s) to the 1993 Form 10-K.]

(10.33) Supply Agreement, dated as of January 27, 1997, between IGI, Inc. and Glaxo Wellcome Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarter ended March 31, 1997, File No. 001-08568, filed June 16, 1997.]

(10.34) Common Stock Purchase Warrant No. 1 to purchase 150,000 shares of IGI, Inc. Common Stock issued May 12, 1998 to Fleet Bank-NH. [Incorporated by reference to Exhibit (10.33) to the 1997 Form 10-K.]

(10.35) Common Stock Purchase Warrant No. 2 to purchase 150,000 shares of IGI, Inc. Common Stock issued May 12, 1998 to Fleet Bank-NH. [Incorporated by reference to Exhibit (10.34) to the 1997 Form 10-K.]

(10.36) Common Stock Purchase Warrant No. 3 to purchase 120,000 shares of IGI, Inc. Common Stock issued May 12, 1998 to Mellon Bank, N.A. [Incorporated by reference to Exhibit (10.35) to the 1997 Form 10-K.]

(10.37) Common Stock Purchase Warrant No. 4 to purchase 120,000 shares of IGI, Inc. Common Stock issued May 12, 1998 to Mellon Bank, N.A. [Incorporated by reference to Exhibit (10.36) to the 1997 Form 10-K.]

*(10.38)   IGI, Inc. 1998  Directors  Stock Option Plan as approved by the Board
**         of Directors on October 19, 1998.

*(10.39) Second Extension Agreement by and between Fleet Bank-NH, Mellon Bank, N.A. and IGI, Inc. together with its subsidiaries.

*(10.40) Common Stock Purchase Warrant No. 5 to purchase 150,000 shares, respectively, of IGI, Inc. Common Stock issued March 11, 1999 to Fleet Bank, NH.

*(10.41) Common Stock Purchase Warrant No. 6 to purchase 150,000 shares, respectively, of IGI, Inc. Common Stock issued March 11, 1999 to Fleet Bank, NH.

*(10.42) Common Stock Purchase Warrant No. 7 to purchase 120,000 shares, respectively, of IGI, Inc. Common Stock issued March 11, 1999 to Mellon Bank, N.A.

*(10.43) Common Stock Purchase Warrant No. 8 to purchase 120,000 shares, respectively, of IGI, Inc. Common Stock issued March 11, 1999 to Mellon Bank, N.A.

*(10.44)   Employment Agreement, dated May 1, 1998 between IGI, Inc. and Paul
**         Woitach.


*(10.45)   Employment Agreement, dated June 1, 1998, between IGI, Inc. and
**         John F. Wall.


*(11)      Computation of Net Income Per Common Share.

                           IGI, INC. AND SUBSIDIARIES

*(21)      List of Subsidiaries.

*(23)      Consent of PricewaterhouseCoopers LLP.

*(27.1)    Financial Data Schedule for the year ended December 31, 1998.

*(27.2) Restated Financial Data Schedules for the years ended December 31, 1997 and 1996.