Form 10-Q
period 1999-03-31
IGI INC
filed 1999-05-12
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                            Commission File No.
 March 31, 1999                                                  001-08568
-----------------                                            -------------------


                                    IGI, Inc.
             (Exact name of registrant as specified in its charter)



           Delaware                                              01-0355758
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


Wheat Road and Lincoln Avenue, Buena, NJ                           08310
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

                                 Yes [X] No [_]


     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Common Shares Outstanding at March 19, 1999

                                    9,526,854

                          PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(thousands, except share and per share information)                         Three months ended March 31,
                                                                          1999                      1998
                                                                       -----------              -----------
Revenues:
     Sales, net                                                        $     8,328              $     8,134
     Licensing and royalty income                                              415                       82
                                                                       -----------              -----------
          Total revenues                                                     8,743                    8,216
                                                                       -----------              -----------

Cost and expenses:
     Cost of sales                                                           4,445                    4,039
     Selling, general and administrative expenses                            3,615                    3,558
     Product development and research expenses                                 316                      325
                                                                       -----------              -----------
Operating profit                                                               367                      294
Interest expense, net                                                         (822)                    (611)
                                                                       -----------              -----------

Loss before benefit for income taxes                                          (455)                    (317)
Benefit for income taxes                                                       136                      114
                                                                       -----------              -----------

Net loss                                                               $      (319)             $      (203)
                                                                       ===========              ===========

Net loss per common and common equivalent share:
     Basic                                                             $     (0.03)             $     (0.02)
     Diluted                                                           $     (0.03)             $     (0.02)

Average number of common and common equivalent shares:
     Basic                                                               9,519,266                9,466,667
     Diluted                                                             9,519,266                9,466,667

----------

     The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             March 31, 1999    December 31, 1998
                                                                             --------------    -----------------
ASSETS                                                                            (amounts in thousands)
Current assets:
     Cash and equivalents                                                       $    744            $  1,068
     Accounts receivable, less allowance for doubtful
          accounts of $604 and $516, in 1999 and 1998, respectively                6,401               6,462
     Licensing and royalty receivable                                                454                 440
     Inventories                                                                   7,614               7,406
     Current deferred taxes, net                                                   1,275               1,275
     Prepaid and other current assets                                                716                 433
                                                                                --------            --------
          Total current assets                                                    17,204              17,084
Investments                                                                          739                 535
Property, plant and equipment, net                                                 9,560               9,479
Deferred income taxes                                                              4,324               4,188
Other assets                                                                         764                 770
                                                                                --------            --------
          Total assets                                                          $ 32,591            $ 32,056
                                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Credit line                                                                $ 12,000            $ 12,000
     Revolving credit facility                                                     6,657               6,657
     Current portion of notes payable                                                661                 661
     Accounts payable                                                              3,274               3,235
     Accrued payroll                                                                 447                 196
     Due to stockholder                                                              495                 380
     Accrued interest                                                                604                 432
     Other accrued expenses                                                        1,647               1,614
     Income taxes payable                                                             16                  16
                                                                                --------            --------
          Total current liabilities                                               25,801              25,191
Notes payable                                                                        408                 408
Deferred income                                                                      703                 534
                                                                                --------            --------
          Total liabilities                                                       26,912              26,133

Commitments and contingencies

Stockholders' equity:
     Common stock $.01 par value, 30,000,000 shares
          authorized; 9,662,868 and 9,648,931 shares issued in
          1999 and 1998, respectively                                                 97                  97
     Additional paid-in capital                                                   20,036              19,961
     Accumulated deficit                                                         (12,291)            (11,972)
                                                                                --------            --------
                                                                                   7,842               8,086
Less treasury stock; 136,014 shares at cost
     in 1999 and 1998                                                             (2,163)             (2,163)
                                                                                --------            --------
     Total stockholders' equity                                                    5,679               5,923
                                                                                --------            --------
          Total liabilities and stockholders' equity                            $ 32,591            $ 32,056
                                                                                ========            ========

--------
     The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three months ended March 31,
                                                                    1999                 1998
                                                                   -------              -------
                                                                      (amounts in thousands)
Cash flows from operating activities:
     Net loss                                                      $  (319)             $  (203)
     Reconciliation of net loss to net cash provided
          (used) by operating activities:
          Depreciation and amortization                                237                  277
          Provision for losses on accounts receivable and
               inventories                                             172                  245
          Write-off of other assets                                     32                   --
          Gain on sale of assets                                        --                   (7)
          Recognition of deferred income                               (35)                 (23)
          Deferred income taxes                                       (136)                (115)
          Stock option compensation and warrant expense                 75                   19
     Changes in operating assets and liabilities:
          Accounts receivable                                          (96)                (718)
          Receivables due under license and royalty agreements         (14)                  --
          Inventories                                                 (292)                  94
          Prepaid and other assets                                     (61)                 192
          Accounts payable and accrued expenses                        610                  610
          Short-term notes payable, operating                         (153)                  --
                                                                   -------              -------
Net cash provided from operating activities                             20                  371
                                                                   -------              -------

Cash flows from investing activities:
     Capital expenditures                                             (289)                (216)
     Decrease in investments                                            --                   24
     Increase in other assets                                          (55)                (159)
                                                                   -------              -------
Net cash used by investing activities:                                (344)                (351)
                                                                   -------              -------

Cash flows from financing activities:
     Net borrowings under line of credit agreements                     --                   --
     Payments of long-term debt                                         --                  (36)
                                                                   -------              -------
Net cash used by financing activities                                   --                  (36)
                                                                   -------              -------

Net decrease in cash and equivalents                                  (324)                 (16)
Cash and equivalents at beginning of year                            1,068                1,196
                                                                   -------              -------
Cash and equivalents at March 31, 1999 and 1998                    $   744              $ 1,180
                                                                   =======              =======

----------
     The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

The accompanying consolidated financial statements have been prepared by IGI, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.
Certain previously reported amounts have been reclassified to conform with the current period presentation.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on April 12, 1999 (the "1998 10-K Annual Report").

2.   Financing Needs

     At March 31,  1999,  the Company had cash and cash  equivalent  balances of
$744,000, and no available borrowing capacity under its Credit Line or its Revolving Facility. The Company is currently generating losses that are expected to extend through much of 1999. The Company has significant debt that it must repay on August 31, 1999, November 30, 1999 and March 31, 2000. The Company is pursuing additional debt and equity financing alternatives in order to repay these debt obligations. For a more complete description of the Company's financing needs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained in this quarterly report.

3.   Net Income Per Common Share

     Basic net income per share of common stock is computed based only on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the period. Common stock equivalents include shares issuable upon the exercise of dilutive common stock options.

4.   Inventories

     Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. During the fourth quarter of 1998, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the FIFO method. The change was made because the Company believes its financial position is the primary concern of its constituents (shareholders, bank lenders, trade creditors, etc.) and the accounting change will reflect inventory at a value which better represents current costs. As required by generally accepted accounting principles, the Company retroactively restated prior years' financial statements for this change in the fourth quarter of 1998. The aggregate effect of this restatement was a decrease in stockholders' equity of $294,000 as of December 31, 1997. The restatement had no effect on 1998 results and decreased the net loss in 1997 by $245,000.

                           IGI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Inventories at March 31, 1999 and December 31, 1998 consisted of:

      (amounts in thousands)          March 31, 1999     December 31, 1998
                                      --------------     -----------------

Finished goods                            $2,864             $2,785
Work-in-process                            2,364              2,210
Raw materials                              2,386              2,411
                                          ------             ------

Total                                     $7,614             $7,406
                                          ======             ======

5.   Debt

     Effective January 31, 1999, the Company and its bank lenders entered into a Second Extension Agreement which provided for a waiver of the covenant defaults under the Forbearance Agreement, amendment of certain covenants and, extension of the bank credit agreement to March 31, 2000. In connection with the Second Extension Agreement, on March 11, 1999, the Company issued warrants to the bank lenders to purchase 270,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. These warrants are exercisable at any time 60 days after issuance. The Company also issued warrants to purchase an additional 270,000 shares of the Company's Common Stock exercisable at $2.00 per share, if the bank debt is still outstanding at September 30, 1999. The warrants expire on the fifth anniversary of issuance. The Company has a call option on unexercised warrants at a repurchase price of $1,800,000. The Company will recognize a non-cash expense for each issuance of warrants of approximately $195,000, or a total of about $390,000, over the term of the agreement. For a more complete description of the Company's debt and the issuance of warrants in connection with the Second Extension Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in this quarterly report.

6.   Legal Proceedings

     There were no material developments in the legal matters previously reported in the 1998 10-K Annual Report.

     The Company has learned that on April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., and certain of its present and former directors, officers and employees. The suit, which seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997.

     The Company believes that the plaintiff's allegations are factually incorrect and legally inadequate and will defend the lawsuit vigorously. While the lawsuit is at a very preliminary stage and no discovery has taken place, the Company believes that an unfavorable outcome in the suit would not have a material adverse impact upon the Company's financial condition, although it could negatively affect the results of operations for the period in which the matter is resolved.

                           IGI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Business Segments

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which affects the way the Company reports information about its operating segments. The Company elected to change reportable segments from two segments (Animal Health Products and Consumer Products) into three segments (Poultry Vaccines, Companion Pet Products and Consumer Products). The principal reasons for the change are that products from each of the Company's segments serve different markets, use different channels of distribution, and have two different forms of government oversight. The Company elected to change the reporting of its business segments as of January 1, 1998.

     Summary data related to the Company's reportable segments for the three month periods ended March 31, 1999 and 1998 appear below:

                                    Poultry        Companion Pet       Consumer
                                    Vaccines          Products         Products        Corporate*       Consolidated
                                    --------          --------         --------        ----------       ------------
                                                                   (in thousands)
1999
----
Revenues                            $ 3,866           $ 3,319          $ 1,558          $    --           $ 8,743
Operating profit (loss)                (127)            1,009              850           (1,365)              367

1998
----
Revenues                            $ 4,107           $ 3,195          $   914          $    --           $ 8,216
Operating profit (loss)                 636               830              384           (1,556)              294


*    Notes:
(A) Unallocated corporate expenses are principally general and administrative expenses.
(B)  Transactions between reportable segments are not material.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1998, contained in the Company's 1998 10-K Annual Report.

     The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 1998 10-K Annual Report, that could cause actual results to differ materially from the Company's expectations (See "Factors Which May Affect Future Results" below and in the 1998 10-K Annual Report). Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Results Of Operations

Settlement of U.S. Regulatory Proceedings

     The Company has substantially resolved the legal and regulatory issues that arose in 1997 and 1998. From mid-1997 through most of 1998, the Company was subjected to intense governmental and regulatory scrutiny and was also confronted with a number of material operational issues, as previously reported in Item 3. "Legal Proceedings" in the 1998 10-K Annual Report. These matters had a material adverse effect on the Company's financial condition and results of operations in 1998 and 1997, and resulted in the departure of most of the Company's senior management.

     On March 24, 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding their pending investigations. The settlement is subject to court approval, which the Company believes will be obtained in due course. The terms of the settlement agreement provide that the Company will enter a plea of guilty to a misdemeanor and will pay a fine of $15,000 and restitution in the amount of $10,000. In addition, beginning January 2000, the Company will make monthly payments to the Treasury Department through the period ending October 31, 2001 in the total amount of $225,000. The expense of settling with these agencies is reflected in the 1998 results of operations. The settlement does not affect the informal inquiry being conducted by the Securities and Exchange Commission ("SEC"), nor does it affect possible governmental action against former employees of the Company. Management does not expect that the SEC informal inquiry will have a material adverse effect on the financial position, cash flow or operations of the Company.

Three months ended March 31, 1999 compared to March 31, 1998

     The Company had a net loss of $319,000, or $0.03 per share, for the quarter ended March 31, 1999 as compared to net loss of $203,000, or $.02 per share, for the quarter ended March 31, 1998. The principal factor contributing to the increased loss in the 1999 quarter was increased interest expense.

     Total revenues for the quarter ended March 31, 1999 were $8,743,000, which represents an increase of $527,000, or 6%, from revenues of $8,216,000 for the quarter ended March 31, 1998. Consumer Products revenues increased $644,000, or 70%, for the first quarter of 1999 due primarily to an increase of $333,000 in license and royalty income in 1999 over 1998 and an increase of $271,000 in sales to Estee Lauder. Companion Pet Products increased $124,000 or 4% over the comparable quarter in 1998, primarily due to increased international sales of $172,000 in the first quarter 1999 over the comparable period in 1998. These increases were partially offset by decreased poultry vaccine sales of $241,000 or 6% from the first quarter of 1998. Revenues of approximately $1,200,000 for poultry vaccine sales in the first quarter of 1998 were attributable to orders received in prior periods that were not released for shipment until the first quarter of 1998 when the United States Department of Agriculture ("USDA") imposed stop shipment order was lifted.

     Cost of sales increased by $406,000, or 10%, from the quarter ended March 31, 1998 due to increased sales volume. However, as a percentage of revenues, cost of sales increased from 49% in the quarter ended March 31, 1998 to 51% in the quarter ended March 31, 1999. This increase primarily resulted from costs relating to the Company's reassessment of product manufacturing processes and

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

formulas to increase future production efficiency and capacity in the Company's poultry vaccines division.

     Selling, general and administrative expenses increased by $57,000, or 2%, from $3,558,000 in the quarter ended March 31, 1998 to $3,615,000 in the quarter ended March 31, 1999. However, as a percentage of revenues, these expenses were 41% of revenues for the quarter ended March 31, 1999 compared to 43% in the quarter ended March 31, 1998. Selling and marketing expenses increased by $261,000 compared to the same period last year. This was offset by a decline in general and administrative expenses by $204,000 versus the first quarter 1998 principally due to a decrease from the first quarter 1998 in expenditures for professional fees of $412,000 primarily related to the legal, audit and consulting expenses that were incurred in the first quarter 1998 in connection with the Company's internal and government investigations.

     Product development and research expenses decreased by $9,000, or 3%, compared to the quarter ended March 31, 1998.

     Net interest expense increased $211,000, or 35%, from $611,000 in the quarter ended March 31, 1998 to $822,000 in the quarter ended March 31, 1999 due to higher interest rates and additional bank fees in the first quarter of 1999.

Liquidity and Capital Resources

     On April 29, 1998, the Company entered into an Extension Agreement with its bank lenders which provided for a waiver of all past and existing covenant defaults, extension of the bank credit agreement through March 31, 1999, a maximum credit line facility of $12,000,000 ("Credit Line"), extended terms for repayment of the outstanding $6,857,000 balance of revolving credit notes ("Revolving Facility") and issuance to the lenders of warrants to purchase an aggregate of 540,000 shares of the Company's Common Stock at an exercise price of $3.50 per share. The Company has a call option on unexercised warrants at a repurchase price of $1,800,000. The Company recognized a non-cash expense related to the issuance of these warrants of approximately $645,000 in 1998.

     As of July 31, 1998, the Company was in default under certain covenants contained in the Extension Agreement. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from these covenant defaults through January 31, 1999. During fiscal 1998 and the first quarter of 1999, the Company incurred interest expense at a rate of up to prime plus 5.5% on its outstanding borrowings under the Credit Line and under the Revolving Facility.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Effective January 31, 1999, the Company and its bank lenders entered into a Second Extension Agreement which provides for a waiver of the covenant defaults under the Forbearance Agreement, amendment of certain covenants, extension of the bank credit agreement to March 31, 2000, and the following:

o    The  maximum   availability  under  the  Credit  Line  is  subject  to  the determination of the amount of eligible accounts receivable and inventories. There was no remaining availability as of December 31, 1998 or March 31, 1999.

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

o On March 11, 1999, the Company issued warrants to the bank lenders to purchase 270,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. These warrants are exercisable at any time 60 days after issuance. The Company also issued warrants to purchase an additional 270,000 shares of the Company's Common Stock exercisable at $2.00 per share if the bank debt is still outstanding at September 30, 1999. The warrants expire on the fifth anniversary of issuance. The Company has a call option on unexercised warrants at a repurchase price of $1,800,000. The Company will recognize a non-cash expense for each issuance of warrants for approximately $195,000, or a total of about $390,000, over the term of the agreement.

o The Company agreed to pay the bank lenders an extension fee of $350,000, which is being amortized over the life of the agreement. At the time of the extension, $50,000 was paid, with the balance payable in four installments through February 24, 2000. If the Company is able to refinance its bank debt, any extension fees due subsequent to the closing date of the refinancing will be waived.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

o The Company is required to maintain certain minimum financial covenants and comply with other non-financial covenants, including remittance of cash flows from debt or equity financing, income tax refunds and fixed asset dispositions to the banks, and the completion of Year 2000 compliance by September 30, 1999. The agreement also prohibits the payment of cash dividends without prior written consent of the lenders. As of March 31, 1999, the Company was in compliance with all financial covenants and all other terms and requirements of the Second Extension Agreement.

     At March 31, 1999, the Company had cash and cash equivalent balances of $744,000, and no available borrowing capacity under the Credit Line or the Revolving Facility. The Company is currently generating losses that are expected to extend through much of 1999. Further, the Company has significant debt it must repay on August 31, 1999, November 30, 1999 and March 31, 2000.

     The Company is pursuing additional debt and equity financing alternatives to meet its debt repayment obligations. The Company believes it can obtain such financing on acceptable terms. However, if the Company is not successful in obtaining the required additional financing, it believes it has the ability and it plans to meet its 1999 debt repayment obligations by altering its business plans including, if necessary, a sale of selected Company operating and non-operating assets. Any sale of operating assets would involve a curtailment of certain of the Company's business operations and a modification of its business strategy. However, if the Company is unable to raise sufficient funds to repay or refinance the debt repayment due on March 31, 2000, the Company could be in default under its loan agreement and any such default could lead to the commencement of insolvency proceedings by its creditors subsequent to that date.

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

     The Company's operating activities provided $20,000 of cash during the first quarter of 1999, which included net loss and non-cash charges to operations for depreciation, amortization, loss reserves, write-offs and stock and warrant compensation expense; and the addition to operations of a non-cash recognition of deferred income. This was equaled by increases in accounts receivable, inventories, deferred tax assets and prepaids and other assets, offset by an accounts payable and accrued expenses increase, all of which had the net effect of increasing operating cash flow.

     The Company used $344,000 for investing activities, which were primarily capital expenditures for the Company's manufacturing operations. Funding for the Company's operating and investing activities was provided from the Company's cash on hand at the beginning of the period.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Factors Which May Affect Future Results

     Adverse Effects of USDA Actions and U.S. Attorney Investigations

Regulatory matters and the costs incurred in connection with government and other investigations, as previously described in Item 3 "Legal Proceedings" in the 1998 10-K Annual Report, had a material adverse effect on the Company's business and results of operations in 1998 and are likely to continue to adversely affect the Company's business during the first half of 1999.

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

     Highly Leveraged; Inability to Obtain Additional Funding

     The Company is currently very highly leveraged and has negative working capital, and therefore will need to obtain additional debt or equity capital to meet its business plan, short-term repayment obligations, and to maintain its competitive position. No assurance can be given that such funds will be obtained when required or, if obtainable, on terms that are favorable to the Company. See "Liquidity and Capital Resources" above.

     The Company was in default under certain covenants in its bank credit agreements during 1998. In April 1998, the banks agreed to a waiver of the covenant defaults and to extend the credit agreement on revised terms and conditions through March 31, 1999. Also, the Company was in default under certain covenants contained in its 1998 Extension Agreement at July 31, 1998. On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from these covenant defaults through January 31, 1999.

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

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     At March 31, 1999, the Company had cash and cash equivalent balances of $744,000, and no available borrowing capacity under the Credit Line or the Revolving Facility. The Company is currently generating losses that are expected to extend through much of 1999. Therefore, the Company will need additional funds to repay its debt due on August 31, 1999, November 30, 1999 and March 31, 2000.

     The Company is pursuing additional debt and equity financing alternatives in order to meet its debt repayment obligations. The Company believes it can obtain such financing on acceptable terms. However, if the Company is not successful in obtaining the required additional funds, it believes it has the ability and it plans to meet its 1999 debt repayment obligations by altering its business plans including, if necessary, a sale of selected Company operating and non-operating assets. Any sale of operating assets would involve a curtailment of certain of the Company's business operations and a modification of its business strategy. However, if the Company is unable to raise sufficient funds to repay or refinance the debt repayment due March 31, 2000, the Company could be in default under its loan agreement and any such default could lead to the commencement of insolvency proceedings by its creditors subsequent to that date.

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

     Intense Competition in Consumer Products Business

     The Company's Consumer Products business competes with large, well-financed cosmetics and consumer products companies with development and marketing groups that are experienced in the industry and possess far greater resources than those available to the Company. There is no assurance that the Company's consumer products can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company's customers that use the Company's Novasome (R) lipid vesicles in their products may decide to reduce their purchases from the Company or shift their business to other suppliers.

     Competition in Poultry Vaccine Business

     The Company is encountering increasing competition from international producers of poultry vaccines, particularly increased price competition coupled with a downward trend in vaccine prices.

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

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Rapidly Changing Marketplace for Pet Products

     The emergence of pet superstores, the consolidation of distribution channels into fewer, more powerful companies and the diminishing traditional role of veterinarians in the distribution of pet products could adversely affect the Company's ability to expand its animal health business or to operate at acceptable gross margin levels.

     Effect of Rapidly Changing Technologies

     The Company expects to license its technologies to third parties, which would manufacture and market products incorporating the technologies. However, if its competitors develop new and improved technologies that are superior to the Company's technologies, its technologies could be less acceptable in the marketplace and therefore the Company's planned technology licensing could be materially adversely affected.

     Regulatory Considerations

     The Company's poultry vaccines and pet products are regulated by the USDA and the FDA, which subject the Company to review, oversight and periodic inspections. Any new products are subject to expensive and sometimes protracted USDA and FDA regulatory approval. Also, certain of the Company's products may not be approved for sales overseas on a timely basis, thereby limiting the Company's ability to expand its foreign sales.

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

     The Company decided that its financial and management computer system should be remediated. The Company's present financial and management computer systems are not all Year 2000 compliant. The Company has undertaken to update and remediate its existing computer system to make it Year 2000 compliant at a cost of about $65,000, and has entered into a contract with the system's vendor for such remediation. The Company expects its financial and management computer system to be Year 2000 compliant by September 1999. To date, the Company has incurred approximately $35,000 in

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


hardware and software upgrades and replacements. If the upgraded system fails, the Year 2000 issue could have a materially adverse effect on the operations and financial condition of the Company.

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

     The Company has contacted vendors and customers to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. The Company's vendors supply products and materials that are readily available and the Company has identified alternative sources in the event a vendor is not Year 2000 compliant. The Company believes that the cost related to non-compliance by vendors and customers is not expected to be material.

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

     Income Taxes

     The Company had net deferred tax assets in the amount of approximately $5.5 million as of December 31, 1998 and $5.6 million as of March 31, 1999. The largest deferred tax asset relates to the nearly $3 million of net operating loss carryforwards. After considering a $726,000 valuation allowance at December 31, 1998, management believes the Company's remaining net deferred tax assets are more likely than not to be realized through the reversal of existing taxable temporary differences, the sale of certain state net operating losses, and the generation of sufficient future taxable operating income to ensure utilization of remaining deductible temporary differences, net operating losses and tax credits. The minimum level of future taxable income necessary to realize the Company's net deferred tax assets at March 31, 1999, was approximately $16.5 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its net deferred tax assets. Federal net operating loss carryforwards expire through 2018. Significant components expire in 2007 (26%), 2010 (13%) and 2018 (56%).
Also federal research credits expire in varying amounts through the year 2018.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                           IGI, INC. AND SUBSIDIARIES

                            PART II OTHER INFORMATION


Item 1 - Legal Proceedings

     There were no material developments in the legal matters previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company has learned that on April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., and certain of its present and former directors, officers and employees. The suit, which seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997.

     The Company believes that the plaintiff's allegations are factually incorrect and legally inadequate and will defend the lawsuit vigorously. While the lawsuit is at a very preliminary stage and no discovery has taken place, the Company believes that an unfavorable outcome in the suit would not have a material adverse impact upon the Company's financial condition, although it could negatively affect the results of operations for the period in which the matter is resolved.

Item 2 - Changes in Securities and Use of Proceeds

     On March 11, 1999, the Company issued warrants for 540,000 shares of Common Stock to the Company's bank lenders, Fleet Bank-NH and Mellon Bank, N.A., in connection with the Second Extension Agreement. The warrants were issued in consideration of the Second Extension Agreement. Each warrant may be exercised for shares of Common Stock at an exercise price of $2.00 per share. See the description of the warrants in "Liquidity and Capital Resources" above which is incorporated herein by reference.

Item 3 - Defaults Upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits:

                           IGI, INC. AND SUBSIDIARIES

Exhibit 11 - Computation of Net Income Per Common Share

Exhibit 27.1 - Financial Data Schedule for the quarter ended March 31, 1999

Exhibit 27.2 - Financial Data Schedule for the quarter ended March 31, 1998

     (b) Reports on Form 8-K

         None.

                           IGI, INC. AND SUBSIDIAREIS
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              IGI, Inc.
                                                              (Registrant)





Date: May 12, 1999                                   By: /s/  John F. Wall
                                                         ----------------------
                                                         John F. Wall
                                                         Senior Vice President
                                                         Chief Financial Officer