Form 10-Q
period 1999-06-30
IGI INC
filed 1999-08-13
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended                                        Commission File No.
 ----------------------                                   ----------------------
     June 30, 1999                                            001-08568

                                    IGI, Inc.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           01-0355758
---------------------------------                         --------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

    Wheat Road and Lincoln Avenue, Buena, NJ                       08310
--------------------------------------------------               ----------
    (Address of principal executive offices)                     (Zip Code)

                                 (609)-697-1441
          -------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  |X|     No |_|

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Shares Outstanding at August 10, 1999

                                    9,585,645

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(thousands, except share and per share information)        Three months ended June 30,    Six months ended June 30,
                                                           ---------------------------    --------------------------
                                                               1999           1998           1999           1998
                                                               ----           ----           ----           ----
Revenues:
     Sales, net                                             $     8,504    $     7,604    $    16,832    $    15,738
     Licensing and royalty income                                   358            121            773            203
                                                            -----------    -----------    -----------    -----------
         Total revenues                                           8,862          7,725         17,605         15,941

Cost and expenses:
     Cost of sales                                                4,335          4,411          8,780          8,450
     Selling, general and administrative expenses                 3,553          4,170          7,168          7,728
     Product development and research expenses                      320            378            636            703
                                                            -----------    -----------    -----------    -----------
Operating profit (loss)                                             654         (1,234)         1,021           (940)
Interest expense, net                                               843            929          1,665          1,540
                                                            -----------    -----------    -----------    -----------

Loss before provision for income taxes                             (189)        (2,163)          (644)        (2,480)
Benefit for income taxes                                             57            779            193            893
                                                            -----------    -----------    -----------    -----------

Net loss                                                    $      (132)   $    (1,384)   $      (451)   $    (1,587)
                                                            ===========    ===========    ===========    ===========

Basic and diluted net loss per common share                 $      (.02)   $      (.15)   $      (.05)   $      (.17)

Basic and diluted weighted average number of
     common shares outstanding                                9,550,191      9,466,667      9,534,883      9,466,667

         The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               June 30, 1999     December 31, 1998
                                                                               -------------     -----------------
ASSETS                                                                             (amounts in thousands)
Current assets:
     Cash and equivalents                                                         $    859           $  1,068
     Accounts receivable, less allowance for doubtful accounts
          of $713 and $516, in 1999 and 1998, respectively                           6,321              6,462
     Licensing and royalty receivable                                                  533                440
     Inventories, net                                                                7,631              7,406
     Current deferred taxes, net                                                     1,275              1,275
     Prepaid and other current assets                                                  614                433
                                                                                  --------           --------
          Total current assets                                                      17,233             17,084
Investments                                                                            535                535
Property, plant and equipment, net                                                   9,519              9,479
Deferred income taxes                                                                4,382              4,188
Other assets                                                                           832                770
                                                                                  --------           --------
          Total Assets                                                            $ 32,501           $ 32,056
                                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Credit line                                                                  $ 12,000           $ 12,000
     Revolving credit facility                                                       6,657              6,657
     Current portion of notes payable                                                  739                661
     Accounts payable                                                                3,042              3,235
     Accrued payroll                                                                   669                196
     Due to stockholder                                                                610                380
     Accrued interest                                                                  813                432
     Other accrued expenses                                                          1,565              1,614
     Income taxes payable                                                               16                 16
                                                                                  --------           --------
          Total current liabilities                                                 26,111             25,191
Notes payable                                                                          208                408
Deferred income                                                                        514                534
                                                                                  --------           --------
          Total Liabilities                                                         26,833             26,133
                                                                                  --------           --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value, 1,000,000  and 0 shares
          authorized in 1999 and 1998, respectively                                     --                 --
     Common stock $.01 par value, 50,000,000 and 30,000,000 shares authorized in 1999 and 1998, respectively; 9,691,155 and 9,648,931
          shares issued in 1999 and 1998, respectively                                  97                 97

     Additional paid-in capital                                                     19,635             19,961
     Accumulated deficit                                                           (12,423)           (11,972)
                                                                                  --------           --------
                                                                                     7,309              8,086
Less treasury stock, 105,510 and 136,014 shares at cost in
          1999 and 1998, respectively                                               (1,641)            (2,163)
                                                                                  --------           --------
      Total stockholders' equity                                                     5,668              5,923
                                                                                  --------           --------
         Total Liabilities and Stockholders' Equity                               $ 32,501           $ 32,056
                                                                                  ========           ========

         The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six months ended June 30,
                                                                                   -------------------------
                                                                                    1999              1998
                                                                                    ----              ----
                                                                                     (amounts in thousands)
Cash flows from operating activities:
     Net loss                                                                      $  (451)          $(1,587)
     Reconciliation of net loss to net cash used by operating activities:
          Depreciation and amortization                                                474               440
          Write-off of other assets                                                     70                --
          Provision for loss on accounts receivable and inventories                    231               667
          Recognition of deferred revenue                                              (70)               --
          Deferred income taxes                                                       (194)             (893)
          Stock compensation expense:
               Non-employee stock options                                               44                19
               Warrants issued to lenders                                              168               318
     Changes in operating assets and liabilities:
          Accounts receivable                                                         (125)             (475)
          Inventories                                                                 (259)              707
          Receivable under royalty agreements                                          (43)               --
          Prepaid and other assets                                                      41               462
          Accounts payable and accrued expenses                                        826               993
          Deferred revenue                                                              --               (23)
          Short term notes payable, operating                                         (275)               --
                                                                                   -------           -------

               Net cash provided by operating activities:                              437               628
                                                                                   -------           -------

Cash flows from investing activities:
     Capital expenditures                                                             (461)             (262)
     Proceeds from sale of assets                                                       --                24
     Decrease in other assets                                                         (185)             (182)
                                                                                   -------           -------
               Net cash (used by) investing activities                                (646)             (420)
                                                                                   -------           -------

Cash flows from financing activities:
     Net borrowing under line of credit agreements                                      --              (200)
     Repayments of debt                                                                 --               (36)
                                                                                   -------           -------
               Net cash (used by) financing activities                                  --              (236)
                                                                                   -------           -------

Net decrease in cash and equivalents                                                  (209)              (28)
Cash and equivalents at beginning of year                                            1,068             1,196
                                                                                   -------           -------
Cash and equivalents at June 30, 1999 and 1998                                     $   859           $ 1,168
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

      Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the SEC on April 12, 1999 (the "1998 10-K Annual Report").

2.    Financing Needs

      At June 30, 1999, the Company had cash and cash equivalent balances of $859,000, and no available borrowing capacity under its Credit Line or its Revolving Facility. The Company is currently generating losses that are expected to extend through much of 1999. The Company has significant debt that it must repay on August 31, 1999, November 30, 1999 and March 31, 2000. The Company is pursuing additional debt and equity financing alternatives in order to repay these debt obligations. For a more complete description of the Company's financing needs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained in this quarterly report.

3.    Net Loss Per Common Share

      Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive stock outstanding during the period. Potential dilutive common stock includes shares issuable upon the exercise of common stock options and warrants. The effect of the Company's potential dilutive common stock was anti-dilutive for the three and six months ended June 30, 1999 and 1998; as a result, basic and dilutive weighted average number of common shares outstanding and net loss per common share is the same.

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

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Inventories at June 30, 1999 and December 31, 1998 consist of:

      (amounts in thousands)      June 30, 1999          December 31, 1998
                                  -------------          -----------------
      Finished goods                 $2,911                    $2,785
      Work-in-process                 2,319                     2,210
      Raw materials                   2,401                     2,411
                                     ------                    ------
      Total                          $7,631                    $7,406
                                     ======                    ======

5.    Debt

      Effective January 31, 1999, the Company and its bank lenders entered into a Second Extension Agreement which provided for a waiver of the covenant defaults under the Forbearance Agreement, amendment of certain covenants and, extension of the bank credit agreement to March 31, 2000. In connection with the Second Extension Agreement, on March 11, 1999, the Company issued warrants to the bank lenders to purchase 270,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. These warrants are exercisable at any time 60 days after issuance. The Company also issued warrants to purchase an additional 270,000 shares of the Company's Common Stock exercisable at $2.00 per share, if the bank debt is still outstanding at September 30, 1999. The warrants expire on the fifth anniversary of issuance. The Company has a call option on unexercised warrants at a repurchase price of $1,800,000. The Company will recognize a non-cash expense for each issuance of warrants of approximately $195,000, or a total of about $390,000 to be amortized over the life of the extension agreement. For a more complete description of the Company's debt and the issuance of warrants in connection with the Second Extension Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in this quarterly report.

6.    Legal Proceedings

      There were no material developments in the legal matters previously reported in the 1998 10-K Annual Report.

      On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., and certain of its present and former directors, officers and employees. The suit, which has not been served on any Company defendants, seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997.

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

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Summary data related to the Company's reportable segments for the three and six month periods ended June 30, 1999 and 1998 appear below:

                                           Poultry           Companion        Consumer
                                           Vaccines         Pet Products      Products       Corporate *      Consolidated
                                           --------         ------------      --------       -----------      ------------
                                                                          (in thousands)
      Three months ended June 30:
      1999
      ----
      Revenues                              $ 3,261          $3,608             $1,993         $    --          $  8,862
      Operating profit (loss)                  (287)          1,161              1,155          (1,375)              654

      1998
      ----
      Revenues                              $ 3,673          $2,916             $1,136         $    --          $  7,725
      Operating profit (loss)                  (234)            622                196          (1,818)           (1,234)

      Six months ended June 30:
      1999
      ----
      Revenues                              $ 7,127          $6,927             $3,551         $    --          $ 17,605
      Operating profit (loss)                  (414)          2,170              2,005          (2,740)            1,021

      1998
      ----
      Revenues                              $ 7,780          $6,111             $2,050         $    --          $ 15,941
      Operating profit (loss)                   402           1,452                580          (3,374)             (940)

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

      The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 1998 10-K Annual Report, that could cause actual results to differ materially from the Company's expectations. See "Factors Which May Affect Future Results" below and in the 1998 10-K Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis as of the data hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

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

      On March 24, 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding their pending investigations. Part of the settlement is subject to court approval, which the Company believes will be obtained in due course. The terms of the settlement agreement provide that the Company will enter a plea of guilty to a misdemeanor and will pay a fine of $15,000 and restitution in the amount of $10,000. In addition, beginning January 2000, the Company will make monthly payments to the Treasury Department through the period ending October 31, 2001 in the total amount of $225,000. The expense of settling with these agencies was reflected in the 1998 results of operations. The settlement does not affect the informal inquiry being conducted by the Securities and Exchange Commission ("SEC"), nor does it affect possible governmental action against former employees of the Company. Management does not expect that the SEC informal inquiry will have a material adverse effect on the financial position, cash flow or operations of the Company.

Three months ended June 30, 1999 compared to June 30, 1998

      The Company had a net loss of $132,000, or $0.02 per share, for the three months ended June 30, 1999 as compared to net loss of $1,384,000, or $0.15 per share, for the second quarter ended June 30, 1998. The principal reasons for the reduction in the loss from last year were higher sales and gross margin coupled with lower operating costs and lower interest expense.

      Total revenues for the quarter ended June 30, 1999 were $8,862,000, which represents an increase of $1,137,000, or 15%, from revenues of $7,725,000 for the quarter ended June 30, 1998. Consumer Products revenues increased $857,000, or 75%, for the second quarter of 1999 due primarily to royalty income under the licensing and supply agreements and sales to Estee Lauder. Companion Pet Products increased $692,000 or 24% over the comparable quarter in 1998, primarily due to new product launches amounting to nearly $250,000 and increased international sales of about $200,000 in the second quarter 1999 over the comparable period in 1998. These increases were partially offset by decreased poultry vaccine sales of $412,000 or 12% from the second quarter of 1998 related to the refinement of manufacturing process to increase production efficiency and capacity.

      Cost of sales decreased by $76,000, or 2%, from the quarter ended June 30, 1998 due principally to improved efficiencies in the vaccine business manufacturing processes and lower vaccine sales in the second quarter 1999 as compared to the comparable period in 1998. As a percentage of revenues, cost of sales decreased from 57% in the quarter ended June 30, 1998 to 49% in the quarter ended June 30, 1999. This decrease primarily resulted from the lowering of costs due to the Company's refinement of product manufacturing processes and formulas to increase production efficiency and capacity in the Company's Vineland Laboratories vaccine division.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Selling, general and administrative expenses decreased by $617,000, or 15%, from $4,170,000 in the quarter ended June 30, 1998 to $3,553,000 in the quarter ended June 30, 1999. As a percentage of revenues, these expenses were 40% of revenues for the quarter ended June 30, 1999 compared to 54% in the quarter ended June 30, 1998. Selling and marketing expenses decreased by $161,000 compared to the same period last year principally related to lower vaccine selling expenses due to the lower vaccine sales. General and administrative expenses decreased by $456,000 compared to the second quarter 1998 principally due to a decrease from the second quarter 1998 in expenditures for professional fees of $806,000 primarily related to the legal, audit and consulting expenses that were incurred in the second quarter 1998 in connection with the Company's internal and governmental investigations.

      Product development and research expenses decreased by $58,000, or 15%, compared to the quarter ended June 30, 1998. The decrease is principally related to the timing of expenditures.

      Net interest expense decreased $86,000, or 9%, from $929,000 in the quarter ended June 30, 1998 to $843,000 in the quarter ended June 30, 1999, due principally to lower bank fees in the second quarter of 1999.

Six months ended June 30, 1999 compared to June 30, 1998

      The Company had a net loss of $451,000 or $0.05 per share, for the six months ended June 30, 1999 as compared to a net loss of $1,587,000 or $0.17 per share, for the six months ended June 30, 1998. The principal factors contributing to the decreased loss in 1999 were higher sales coupled with lower operating costs offset somewhat by higher interest expense in the first quarter of 1999.

      Total revenues for the six months ended June 30, 1999 were $17,605,000, which represents an increase of $1,664,000, or 10%, from revenues of $15,941,000 for the six months ended June 30, 1998. Consumer Products revenues increased $1,501,000, or 73%, for the second quarter of 1999 due primarily to an increase of $570,000 in license and royalty income in 1999 over 1998 and an increase in revenues from Estee Lauder. Companion Pet Products increased $816,000 or 13% over the comparable period in 1998, primarily due to increased international sales of $380,000 for the six months ended in June 1999 over the comparable period in 1998 and the launch of new products which generated $470,000 in additional revenue. These increases were partially offset by decreased poultry vaccine sales of $653,000 or 8% from the six months ended in June 1998. Revenues of approximately $1,200,000 from poultry vaccine sales for the six months ended June 1998 were attributable principally to orders received in prior periods that were not released for shipment until the first quarter of 1998 when the United States Department of Agriculture ("USDA") imposed stop shipment order was lifted.

      Cost of sales increased by $330,000, or 4%, for the six months June 30, 1999 due primarily to increased sales volume. However, as a percentage of revenues, cost of sales decreased from 53% for the six months ended June 30, 1998 to 50% for the same period ended June 30, 1999. This decrease primarily resulted from decreased costs relating to the Company's refinement of product manufacturing processes and formulas to increase production efficiency and capacity in the Company's Vineland Laboratories vaccine division.

      Selling, general and administrative expenses decreased by $560,000, or 7%, from $7,728,000 for the six months ended June 30, 1998 to $7,168,000 for the same period in 1999. As a percentage of revenues, these expenses were 41% of revenues for the six months ended June 30, 1999 compared to 48% for the same period ended in 1998. General and administrative expenses declined by $659,000 compared to the first half of 1998 principally due to a decrease in expenditures for professional fees of $1,218,000 primarily related to the legal, audit and consulting expenses that were incurred in the first half of 1998 in connection with the Company's internal and governmental investigations. Selling and marketing expenses increased by $99,000 compared to the same period last year.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


      Product development and research expenses decreased by $67,000, or 10%, compared to the six months ended June 30, 1998 principally related to the timing of expenditures.

      Net interest expense increased $125,000, or 8%, from $1,540,000 for the six months ended June 30, 1998 to $1,665,000 for the six months ended June 30, 1999, due to higher interest rates and additional bank fees in the first half of 1999.

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

      On August 19, 1998, the Company and its bank lenders entered into a Forbearance Agreement whereby the banks agreed to forbear from exercising their rights and remedies arising from certain covenant defaults through January 31, 1999. During most of fiscal 1998 and the first half of 1999, the Company incurred interest expense at a rate of up to prime plus 5.5% on its outstanding borrowings under the Credit Line and under the Revolving Facility.

      Effective January 31, 1999, the Company and its bank lenders entered into a Second Extension Agreement which provides for a waiver of the covenant defaults under the Forbearance Agreement, amendment of certain covenants, extension of the bank credit agreement to March 31, 2000, and the following:

      o The maximum availability under the Credit Line is subject to the determination of the amount of eligible accounts receivable and inventories. There was no remaining availability as of December 31, 1998 or June 30, 1999.

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

      As of June 30, 1999, the Company was in compliance with all financial covenants and all other terms and requirements of the Second Extension Agreement.

      At June 30, 1999, the Company had cash and cash equivalent balances of $859,000, and no available borrowing capacity under the Credit Line or the Revolving Facility. The Company is currently generating losses that are expected to extend through much of 1999. Further, the Company has significant debt it must repay on August 31, 1999, November 30, 1999 and March 31, 2000.

      The Company is pursuing additional debt and equity financing alternatives to meet its debt repayment obligations. The Company has obtained from providers of additional capital certain debt and equity financing commitments and proposals and is currently negotiating such financing arrangements. The Company believes it can obtain such financing on acceptable terms and in a timely manner; however, there can be no assurances that the Company will be successful in finalizing these arrangements. If the Company is not successful in obtaining the required additional financing, it believes it has the ability and it plans to meet its 1999 debt repayment obligations by altering its business plans including, if necessary, a sale of selected Company operating and non-operating assets. Any sale of operating assets would involve a curtailment of certain of the Company's business operations and a modification of its business strategy. However, if the Company is unable to raise sufficient funds to repay or refinance the debt repayments on their scheduled due dates, the Company could be in default under its loan agreement and any such default could lead to the commencement of insolvency proceedings by its creditors.

      Accordingly, the Board of Directors of the Company has authorized management of the Company to seek additional equity capital through the sale of stock of the Company, either through a private sale to institutional or individual investors or through a rights offering to its stockholders. The Board has authorized an increase in the number of shares of Common Stock available and has authorized a class of preferred stock.

      The Company's operating activities provided $437,000 of cash during the first six months of 1999, which included net loss and non-cash charges to operations for depreciation, amortization, loss reserves, write-offs and stock and warrant compensation expense, partially offset by an increase in deferred tax assets. Also

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      gross accounts receivable, inventory and prepaid and other current assets increased, while accounts payable and accrued expenses decreased, all of which had the effect of increasing operating cash flow.

      The Company used $646,000 during the six month period ended June 30, 1999 for investing activities, which were primarily capital expenditures for the Company's manufacturing operations. Funding for the Company's operating and investing activities was provided by the Company's cash on hand at the beginning of the period.

Factors Which May Affect Future Results

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

      Effective January 31, 1999, the Company and its bank lenders entered into a Second Extension Agreement pursuant to which the banks waived the existing covenant defaults under the Forbearance Agreement and extended the credit agreement on amended terms and conditions through March 31, 2000, including the addition of a covenant obligating the Company to repay its loans to the banks by $4.0 million by August 31, 1999 and an additional $2.0 million by November 30, 1999.

      At June 30, 1999, the Company had cash and cash equivalent balances of $859,000, and no available borrowing capacity under the Credit Line or the Revolving Facility. The Company is currently generating losses that are expected to extend through much of 1999. Therefore, the Company will need additional funds to repay its debt due on August 31, 1999, November 30, 1999 and March 31, 2000.

      The Company is pursuing additional debt and equity financing alternatives in order to meet its debt repayment obligations. The Company has obtained from various providers of additional capital certain debt and equity financing commitments and proposals and is currently negotiating such financing arrangements. The Company believes it can obtain such financing on acceptable terms in a timely manner; however, there can be no assurances that the Company will be successful in finalizing these arrangements. If the Company is not successful in obtaining the required additional funds, it believes it has the ability and it plans to meet its 1999 debt repayment obligations by altering its business plans including, if necessary, a sale of selected Company operating and non-operating assets. Any sale of operating assets would involve a curtailment of certain of the Company's business operations and a modification of its business strategy. However, if the Company is unable to raise sufficient funds to repay or refinance the debt repayments on their scheduled due dates, the Company could be in default under its loan agreement and any such default could lead to the commencement of insolvency proceedings by its creditors.

      Accordingly, the Board of Directors of the Company has authorized management of the Company to seek additional equity capital through the sale of stock of the Company, either through a private sale to institutional or individual investors or through a rights offering to its stockholders.

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

      Competition in Poultry Vaccine Business

      The Company is encountering increased price competition from international producers of poultry vaccines.

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

      Regulatory Considerations

      The Company's poultry vaccines and pet products are regulated by the USDA and the FDA respectively which subject the Company to review, oversight and periodic inspections. Any new products are subject to expensive and sometimes protracted USDA and FDA regulatory approval. Also, certain of the Company's products may not be approved for sales overseas on a timely basis, thereby limiting the Company's ability to expand its foreign sales.

      Year 2000

      The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruptions of operations, a temporary inability to process transactions, prepare invoices or engage in similar normal business activities.

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

      The Company has completed an inventory and assessment of its exposure to non-compliant embedded chips in its facilities or non-compliant equipment used in those facilities and the capability of vendors of such equipment to successfully remediate Year 2000 problems in equipment with non-compliant embedded chips. The cost to remediate and/or replace the Company's non-compliant embedded chips to achieve Year 2000 compliance was estimated to be approximately $20,000. To date, the Company has incurred approximately $10,000 in costs relating to non-compliant embedded chips and equipment and expects to be compliant by September 30, 1999. The Company has contacted vendors and customers to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. The Company's vendors supply products and materials which are readily available and the Company has identified alternative sources in the event a vendor is not Year 2000 compliant. The Company believes that the cost related to non-compliance by vendors and customers is not expected to be material.

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

      Income Taxes

      The Company had net deferred tax assets in the amount of approximately $5.5 million as of December 31, 1998 and $5.7 million as of June 30, 1999. The largest deferred tax asset relates to $3.2 million of net operating loss carryforwards. After considering a $726,000 valuation allowance at June 30, 1999, management believes the Company's remaining net deferred tax assets are more likely than not to be realized through the reversal of existing taxable temporary differences, the sale of certain state net operating losses, and the generation of sufficient future taxable operating income to ensure utilization of remaining deductible temporary differences, net operating losses and tax credits. The minimum level of future taxable income necessary to realize the Company's net deferred tax assets at June 30, 1999, was approximately $16.7 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its net deferred tax assets. Federal net operating loss carryforwards expire through 2018. Significant components expire in 2007 (26%), 2010 (13%) and 2018 (56%). Also federal research credits expire in varying amounts through the year 2018.

                           IGI, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

                            PART II OTHER INFORMATION

Item 1 - Legal Proceedings

      There were no material developments in the legal matters previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., and certain of its present and former directors, officers and employees. The suit, which has not been served on any of the named defendants, seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997.

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

      None.

Item 3 - Defaults Upon Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders held on May 12, 1999, the following proposals were adopted by the vote specified below:

      Proposal

      1.   Election of Directors              For          Withheld Authority
           ---------------------              ---          ------------------

           Terrence D. Daniels             7,993,763             586,415
           Edward B. Hager, MD             7,986,313             593,865
           Jane E. Hager                   7,986,313             593,865
           Constantine L. Hampers, MD      7,993,763             586,415
           Stephen J. Morris               7,993,763             586,415
           Terrence O'Donnell              7,993,763             586,415
           Paul D. Paganucci               7,993,763             586,415

                           IGI, INC. AND SUBSIDIARIES

      2. To approve an amendment increasing the number of authorized Common Stock from 30,000,000 to 50,000,000 and to create a new class of Preferred Stock consisting of 1,000,000 shares.

          Number of Shares:
          -----------------

          For               5,081,626
          Against           1,080,595
          Abstain              18,499
          Broker Non-Vote   2,399,458

      3. To approve the newly created 1999 Employee Stock Option Plan authorizing the issuance of 300,000 shares of Common Stock of the Company.

          Number of Shares:
          -----------------

          For               5,533,763
          Against             619,013
          Abstain              27,944
          Broker Non-Vote   2,399,458

      4. To approve the 1999 Stock Incentive Plan authorizing the issuance of 1,200,000 shares of Common Stock of the Company.

          Number of Shares:
          -----------------

          For               4,888,713
          Against           1,258,963
          Abstain              33,044
          Broker Non-Vote   2,399,458

      5. Ratification of PricewaterhouseCoopers LLP as independent auditors for the 1999 fiscal year.

          Number of Shares:
          -----------------

          For               7,950,849
          Against             621,791
          Abstain               7,538
          Broker Non-Vote         -0-

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports

      (a) Exhibits:

          Exhibit 27.1     Financial Data Schedule for six months ended June 30,
                           1999

          Exhibit 27.2     Financial Data Schedule for six months ended June 30,
                           1998

                           IGI, INC. AND SUBSIDIARIES

      (b) Reports on Form 8K

          On May 5, 1999 the Company filed a Current Report on Form 8-K, dated May 3, 1999, to report under Item 5 (Other Events) that on April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against the Company and certain of its present and former directors, officers and employees. The suit, which has not been served on any of the named defendants, seeks approximately $420,000 in damages and alleges violations of the securities laws, fraud and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. No financial statements were required to be filed with such report.

                            IGI, INC. AND SUBSIDARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IGI, Inc.
                                          (Registrant)


Date:   August 12, 1999               By: /s/ Charles R. Carroll, Jr.
                                          --------------------------------------
                                          Charles R. Carroll, Jr.
                                          Treasurer and Chief Accounting Officer