Form 10-Q
period 1999-09-30
IGI INC
filed 1999-11-15
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended                     Commission File No.
         -----------------                     -------------------
        September 30, 1999                          001-08568

                                    IGI, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       01-0355758
  -------------------------------                        ----------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

Wheat Road and Lincoln Avenue, Buena, NJ                      08310
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

                                  856-697-1441
               --------------------------------------------------
               Registrant's telephone number, including area code

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

                  Common Shares Outstanding at November 9, 1999

                                    9,609,930

                          Item 1. Financial Statements

                          PART I FINANCIAL INFORMATION

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(thousands, except share and per share information)             Three months ended September 30,     Nine months ended September 30,
                                                                --------------------------------     -------------------------------
                                                                      1999              1998              1999              1998
                                                                  -----------       -----------       -----------       -----------
Revenues:
     Sales, net                                                   $     8,150       $     8,125       $    24,982       $    23,863
     Licensing and royalty income                                         634                54             1,407               257
                                                                  -----------       -----------       -----------       -----------
         Total revenues                                                 8,784             8,179            26,389            24,120

Cost and expenses:
     Cost of sales                                                      4,615             4,636            13,395            13,086
     Selling, general and administrative expenses                       3,427             3,495            10,595            11,223
     Product development and research expenses                            381               346             1,017             1,050
                                                                  -----------       -----------       -----------       -----------
Operating profit (loss)                                                   361              (298)            1,382            (1,239)

Interest expense, net                                                     835               745             2,500             2,284
                                                                  -----------       -----------       -----------       -----------

Loss before provision for income taxes                                   (474)           (1,043)           (1,118)           (3,523)
Benefit for income taxes                                                  140               375               333             1,268
                                                                  -----------       -----------       -----------       -----------

Net loss                                                          $      (334)      $      (668)      $      (785)      $    (2,255)
                                                                  ===========       ===========       ===========       ===========

Basic and diluted net loss per common share                       $      (.03)      $      (.07)      $      (.08)      $      (.24)

Basic and diluted weighted average number of
     common shares outstanding                                      9,593,644         9,466,667         9,554,470         9,466,667

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     September 30, 1999       December 31, 1998
                                                                                     ------------------       -----------------
                                                                                               (amounts in thousands)
ASSETS
Current assets:
     Cash and equivalents                                                                $    1,051               $    1,068
     Accounts receivable, less allowance for doubtful accounts
          of $555 and $516, in 1999 and 1998, respectively                                    6,178                    6,462
     Licensing and royalty receivable                                                           496                      440
     Inventories, net                                                                         7,797                    7,406
     Current deferred taxes, net                                                              1,275                    1,275
     Prepaid and other current assets                                                           394                      433
                                                                                         ----------               ----------
          Total current assets                                                               17,191                   17,084
Investments                                                                                     535                      535
Property, plant and equipment, net                                                            9,572                    9,479
Deferred income taxes,net                                                                     4,525                    4,188
Other assets                                                                                    918                      770
                                                                                         ----------               ----------
          Total Assets                                                                   $   32,741               $   32,056
                                                                                         ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Credit line                                                                             12,000               $   12,000
     Revolving credit facility                                                                6,657                    6,657
     Current portion of notes payable                                                           650                      661
     Accounts payable                                                                         3,172                    3,235
     Accrued payroll                                                                            567                      196
     Due to stockholder                                                                         725                      380
     Accrued interest                                                                           926                      432
     Other accrued expenses                                                                   1,642                    1,614
     Income taxes payable                                                                        16                       16
                                                                                         ----------               ----------
          Total current liabilities                                                          26,355                   25,191
Notes payable                                                                                   208                      408
Deferred income                                                                                 566                      534
                                                                                         ----------               ----------
          Total Liabilities                                                                  27,129                   26,133
                                                                                         ----------               ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value, 1,000,000 authorized,                                       --                       --
          none outstanding
     Common stock $.01 par value, 50,000,000 and 30,000,000 shares authorized in
     1999 and 1998, respectively; 9,691,155 and
     9,648,931 shares issued in 1999 and 1998, respectively                                      97                       97

     Additional paid-in capital                                                              19,913                   19,961
     Accumulated deficit                                                                    (12,757)                 (11,972)
                                                                                         ----------               ----------
                                                                                              7,253                    8,086
Less treasury stock, 105,510 and 136,014 shares at cost in
          1999 and 1998, respectively                                                        (1,641)                  (2,163)
                                                                                         ----------               ----------
      Total stockholders' equity                                                              5,612                    5,923
                                                                                         ----------               ----------
          Total Liabilities and Stockholders' Equity                                     $   32,741               $   32,056
                                                                                         ==========               ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine months ended September 30,
                                                                                            -------------------------------
                                                                                            1999                      1998
                                                                                            ----                      ----
                                                                                                (amounts in thousands)
Cash flows from operating activities:
     Net loss                                                                            $     (785)              $   (2,255)
     Reconciliation of net loss to net cash used by operating activities:
          Depreciation and amortization                                                         706                      926
          Gain on Sale of Assets                                                                (30)
          Write-off of other assets                                                             105                       --
          Provision for loss on accounts receivable and inventories                             328                    1,240
          Recognition of deferred revenue                                                      (138)                      --
          Deferred income taxes                                                                (337)                  (1,521)
          Stock compensation expense for warrants and options                                   423                      337
     Changes in operating assets and liabilities:
          Accounts receivable                                                                   253                      423
          Inventories                                                                          (688)                   1,872
          Receivable under royalty agreements                                                   (56)                      --
          Prepaid and other assets                                                              192                      215
          Accounts payable and accrued expenses                                               1,226                      113
          Deferred revenue                                                                       58                       --
          Short term notes payable, operating                                                  (364)                      --
                                                                                         ----------               ----------

               Net cash provided by operating activities:                                       893                    1,350
                                                                                         ----------               ----------

Cash flows from investing activities:
     Capital expenditures                                                                      (616)                    (318)
     Proceeds from sale of assets                                                                40                       --
     (Increase) in other assets                                                                (334)                    (361)
                                                                                         ----------               ----------
               Net cash (used by) investing activities                                         (910)                    (679)
                                                                                         ----------               ----------

Cash flows from financing activities:
     Repayments of debt                                                                          --                     (436)
                                                                                         ----------               ----------
               Net cash (used by) financing activities                                           --                     (436)
                                                                                         ----------               ----------

Net decrease in cash and equivalents                                                            (17)                     235
Cash and equivalents at beginning of year                                                     1,068                    1,196
                                                                                         ----------               ----------
Cash and equivalents at September 30, 1999 and 1998                                      $    1,051               $    1,431
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

      Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K Annual Report").

2.    Refinancing

      On October 29, 1999, the Company entered into a $22 million senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation and a $7 million subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies Ltd.

      These agreements have enabled the Company to retire the approximately $18.6 million of outstanding debt with its former bank lenders, Fleet Bank, NH, and Mellon Bank, N.A. In connection with the repayment of their loans, the Company's former bank lenders agreed to return to the Company for cancellation, warrants held by them for the purchase of 810,000 shares of the Company's common stock at exercise prices ranging from $2.00 to $3.50. Also, approximately $600,000 of accrued interest was waived by the former bank group.

      The Senior Debt Agreement provides for a revolving line of credit facility of up to $12 million based upon qualifying accounts receivable and inventory, a $7 million term loan and a $3 million capital expenditures credit facility. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank offered rate plus 3.25%. The borrowings under the term loan and capital expenditure credit facility bear interest at the prime rate plus 1.5% or the London Interbank offered rate plus 3.75%. The Senior Debt Agreement has a maturity date of October 2004, but does provide for renewal subject to satisfaction of certain conditions.

      Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% plus an additional interest component at the rate of 2% which is payable at the Company's election in cash or Company common stock. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. These warrants contain a right to require the Company to repurchase the warrants and the common stock acquired upon exercise of such warrants at their then fair market value under certain circumstances, including the earliest to occur of the following: before October 29, 2004, the date of payment in full of the Senior Debt and Subordinate Debt and all senior indebtedness of the Company or the sale of the Company or 30% or more of its assets. American Capital Strategies, Ltd. has also agreed under certain circumstances, to limit or relinquish its right to require repurchase of these warrants and the Common Stock acquired upon exercise of such warrants. The warrants issued to American Capital Strategies, Ltd. will be valued utilizing the Black-Scholes valuation model and amortized over the life of the underlying agreement as a component of interest expense. The Company estimates the fair value of each warrant to approximate the fair market value of a share of the Company Common Stock at the date of grant. The underlying warrants are considered to be a derivative instrument and will be marked-to-market.

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      These agreements also contain financial and other covenants and restrictions, which if breached by the Company would allow the lenders to demand prompt repayment of all outstanding indebtedness. In addition, American Capital Strategies, Ltd. has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company common stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company common stock on a fully-diluted basis, provided that so long as it owns any common stock, or warrants or any of its loans are outstanding, it shall have the right to designate at least one director.

      Approximately $24.5 million was immediately available to the Company under the Senior Debt and Subordinated Debt Agreements. The new agreements have enabled the Company to retire the approximately $18.6 million outstanding with the previous bank lenders, cover associated closing costs and provide a borrowing facility for working capital and capital expenditures. To secure all of its obligations under these agreements, the Company has granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries.

      Despite its new financing arrangements, the Company remains highly leveraged, and it must improve its operating results in the future to maintain compliance with the covenants contained in its loan agreements; furthermore, availability for borrowing under the revolving line of credit facility is dependent on the level of its qualifying accounts receivable and inventory. The Company will require an increase in its available working capital for any significant expansion of its business in the future, including capital for any significant expansion of its business in the future, including improvement and modernization of its production facilities. Accordingly, the Company will continue to seek additional equity funds for these purposes; however, no assurance can be given that it will be successful in obtaining additional equity on terms favorable to the Company or on any terms.

3.    Net Loss Per Common Share

      Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive stock outstanding during the period. Potential dilutive common stock includes shares issuable upon the exercise of common stock options and warrants. The effect of the Company's potential dilutive common stock was anti-dilutive for the three and nine months ended September 30, 1999 and 1998; as a result, basic and dilutive weighted average number of common shares outstanding and net loss per common share is the same.

4.    Inventories

      Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. During the fourth quarter of 1998, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the FIFO method. The change was made because the Company believes its financial position is the primary concern of its constituents (shareholders, bank lenders, trade creditors, etc.) and the accounting change reflects inventory at a value which better represents current costs. As required by generally accepted accounting principles, the Company retroactively restated prior years' financial statements for this change in the fourth quarter of 1998. The aggregate effect of this restatement was a decrease in stockholders' equity of $294,000 as of December 31, 1997. The restatement had no effect on 1998 results.

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Inventories at September 30, 1999 and December 31, 1998 consist of:

      (amounts in thousands)        September 30, 1999        December 31, 1998
                                    ------------------        -----------------
      Finished goods                      $2,617                   $2,785
      Work-in-process                      2,997                    2,210
      Raw materials                        2,183                    2,411
                                          ------                   ------
      Total                               $7,797                   $7,406
                                          ======                   ======

5.    Legal Proceedings

      There were no material developments in the legal matters previously reported in the 1998 10-K Annual Report.

      On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., and certain of its present and former directors, officers and employees. The suit, seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The Company will be required to respond to the suit by the end of 1999.

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

6.    Business Segments

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

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Summary data related to the Company's reportable segments for the three and nine month periods ended September 30, 1999 and 1998 appear below:

                                               Poultry   Companion Pet   Consumer
                                               Vaccines    Products      Products  Corporate*   Consolidated
                                               --------    --------      --------  ----------   ------------
                                                                      (in thousands)
      Three months ended September 30:
      1999
      Revenues                                 $  3,415    $  3,861     $  1,508   $     --      $  8,784
      Operating profit (loss)                      (256)      1,119          840     (1,342)          361
      1998
      Revenues                                 $  3,705    $  3,155     $  1,319   $     --      $  8,179
      Operating profit (loss)                      (335)        641          724     (1,328)         (298)
      Nine months ended September 30:
      1999
      Revenues                                 $ 10,542    $ 10,788     $  5,059   $     --      $ 26,389
      Operating profit (loss)                      (670)      3,289        2,845     (4,082)        1,382
      1998
      Revenues                                 $ 11,485    $  9,266     $  3,369   $     --      $ 24,120
      Operating profit (loss)                        67       2,092        1,303     (4,701)       (1,239)

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

Three months ended September 30, 1999 compared to September 30, 1998

      The Company had a net loss of $334,000, or $.03 per share, for the three months ended September 30, 1999 as compared to a net loss of $668,000, or $.07 per share, for the third quarter ended September 30, 1998. The principal reasons for the reduction in the loss from last year were higher revenues and gross profit.

      Total revenues for the quarter ended September 30, 1999 were $8,784,000, which represents an increase of $605,000, or 7%, from revenues of $8,179,000 for the quarter ended September 30, 1998. Companion Pet Products increased $706,000 or 22% over the comparable quarter in 1998, primarily due to increased product domestic sales which includes new product launches. Consumer Products revenues increased $189,000, or 14%, for the third quarter of 1999 due primarily to royalty income under licensing and supply agreements. These increases were partially offset by decreased Poultry Vaccine sales of $290,000 or 8% related to limited production capacity at the Company's Vineland facility. Management has sought to modernize its Vineland poultry vaccine equipment and facilities and to increase production capacity to match orders from its sales

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      force. Limited production capacity, old equipment, combined with increased requirements for higher potency and larger volume vaccines has limited Vineland's ability to produce as much vaccine as it can sell. Management expects that the capital expenditure facility availability under its new financing arrangements (refer to "Liquidity and Capital Resources") will aid the Company in financing the commencement of its modernization and production capacity program.

      Cost of sales decreased by $21,000, or .5%, from the quarter ended September 30, 1998. As a percentage of revenues, cost of sales decreased from 57% in the quarter ended September 30, 1998 to 53% in the quarter ended September 30, 1999. The resulting increase in gross profit in 1999 compared to 1998 was attributable to higher revenues generated from Companion Pet Products and Consumer Products which offset the lower margins associated with Poultry Vaccine revenue.

      Selling, general and administrative expenses decreased by $68,000, or 2%, from $3,495,000 in the quarter ended September 30, 1998 to $3,427,000 in the quarter ended September 30, 1999. As a percentage of revenues, these expenses were 43% of revenues for the quarter ended September 30, 1998 compared to 39% in the quarter ended September 30, 1999. Selling and marketing expenses decreased by $145,000 compared to the same period last year principally related to lower vaccine selling expenses due to the lower vaccine sales. General and administrative expenses increased by $77,000, or 6% compared to the third quarter 1998.

      Product development and research expenses increased by $35,000, or 10%, compared to the quarter ended September 30, 1998. The increase was principally related to the timing of expenditures.

      Net interest expense increased $90,000, or 12%, from $745,000 in the quarter ended September 30, 1998 to $835,000 in the quarter ended September 30, 1999, due principally to the amortization of the warrant cost in 1999 of $84,000, which did not occur in the third quarter of 1998.

Nine months ended September 30, 1999 compared to September 30, 1998

      The Company had a net loss of $785,000 or $.08 per share, for the nine months ended September 30, 1999 as compared to a net loss of $2,255,000 or $.24 per share, for the nine months ended September 30, 1998. The principal factors contributing to the decreased loss in 1999 were higher revenues and gross profit coupled with lower operating costs offset somewhat by higher interest expense in the nine months of 1999.

      Total revenues for the nine months ended September 30, 1999 were $26,389,000, an increase of $2,269,000, or 9%, over revenues of $24,120,000 for the nine months ended September 30, 1998. Consumer Products revenues increased $1,690,000, or 50%, for the nine months of 1999 due primarily to an increase of $1,150,000 in license and royalty income in 1999 over 1998 and an increase in revenues from Estee Lauder. Companion Pet Products revenues increased $1,522,000 or 16% over the comparable period in 1998, due to increased international sales of $480,000 and increased domestic sales of $1,042,000 for the nine months ended in September 1999 over the comparable period in 1998. This revenue increase includes the launch of new products which generated approximately $400,000 in additional revenue. These increases were partially offset by decreased poultry vaccine sales of $943,000 or 8% from the nine months ended in September 1998. Revenues of approximately $1,200,000 from poultry vaccine sales included in the nine months ended September 1998 were attributable to orders received in prior periods that were not released for shipment until the first quarter of 1998 when the United States Department of Agriculture ("USDA") imposed stop shipment order was lifted. Management has sought to modernize its Vineland poultry vaccine equipment and facilities and to increase production capacity to match orders from its sales force. Limited production capacity, old equipment, combined with increased requirements for higher potency and larger volume vaccines has limited Vineland's ability to produce as much vaccine as it can sell. Management expects that the capital expenditure facility availability under its new financing arrangements (refer to "Liquidity and Capital Resources") will aid the Company in financing the commencement of its modernization and production capacity program.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Cost of sales increased by $309,000, or 2%, for the nine months September 30, 1999 due primarily to increased sales volume. However, as a percentage of revenues, cost of sales decreased from 54% for the nine months ended September 30, 1998 to 51% for the same period ended September 30, 1999. This decrease in cost of sales as a percentage of revenues was attributable to increased sales and improved production efficiency primarily from Companion Pet Products and Consumer Products revenues.

      Selling, general and administrative expenses decreased by $628,000, or 6%, from $11,223,000 for the nine months ended September 30, 1998 to $10,595,000 for the same period in 1999. As a percentage of revenues, these selling, general and administrative expenses were 40% of revenues for the nine months ended September 30, 1999 compared to 47% for the same period in 1998. General and administrative expenses declined by $583,000 compared to the nine months of 1998 principally due to a decrease in expenditures for professional fees primarily related to the legal, audit and consulting expenses that were incurred in the nine months of 1998 in connection with the Company's internal and governmental investigations. Selling and marketing expenses decreased by $45,000 compared to the same period last year.

      Product development and research expenses decreased by $33,000, or 3%, compared to the nine months ended September 30, 1998 principally related to the timing of expenditures.

      Net interest expense increased $216,000, or 9%, from $2,284,000 for the nine months ended September 30, 1998 to $2,500,000 for the nine months ended September 30, 1999, due to higher interest rates and additional bank fees in the third quarter of 1999.

Liquidity and Capital Resources

      On October 29, 1999, the Company entered into a $22 million senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation and a $7 million subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies Ltd.

      These agreements have enabled the Company to retire the approximately $18.6 million of outstanding debt with its former bank lenders, Fleet Bank, NH, and Mellon Bank, N.A. In connection with the repayment of their loans, the Company's former bank lenders agreed to return to the Company for cancellation, warrants held by them for the purchase of 810,000 shares of the Company's common stock at exercise prices ranging from $2.00 to $3.50. Also, approximately $600,000 of accrued interest was waived by the former bank group which amount will be reflected in the consolidated statement of operations in the fourth quarter of 1999.

      The Senior Debt Agreement provides for a revolving line of credit facility of up to $12 million based upon qualifying accounts receivable and inventory, a $7 million term loan and a $3 million capital expenditures credit facility. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank offered rate plus 3.25%. The borrowings under the term loan and capital expenditure credit facility bear interest at the prime rate plus 1.5% or the London Interbank offered rate plus 3.75%. The Senior Debt Agreement has a maturity date of October 2004, but does provide for renewal subject to satisfaction of certain conditions.

      Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% plus an additional interest component at the rate of 2% which is payable at the Company's election in cash or Company common stock. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. These warrants contain a right to require the Company to repurchase the warrants and the common stock acquired upon exercise of such warrants at their then fair market value under

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      certain circumstances, including the earliest to occur of the following: before October 29, 2004, the date of payment in full of the Senior Debt and Subordinate Debt and all senior indebtedness of the Company or the sale of the Company or 30% or more of its assets. American Capital Strategies, Ltd. has also agreed under certain circumstances, to limit or relinquish its right to require repurchase of these warrants and the Common Stock acquired upon exercise of such warrants. The warrants issued to American Capital Strategies, Ltd. will be valued utilizing the Black-Scholes valuation model and amortized over the life of the underlying agreement as a component of interest expense. The Company estimates the fair value of each warrant to approximate the fair market value of a share of the Company Common Stock at the date of grant. The underlying warrants are considered to be a derivative instrument and will be marked-to-market.

      These agreements also contain financial and other covenants and restrictions, which if breached by the Company would allow the lenders to demand prompt repayment of all outstanding indebtedness. In addition, American Capital Strategies, Ltd. has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company common stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company common stock on a fully-diluted basis, provided that so long as it owns any common stock, or warrants or any of its loans are outstanding, it shall have the right to designate at least one director.

      Approximately $24.5 million was immediately available to the Company under the Senior Debt and Subordinated Debt Agreements. The new agreements have enabled the Company to retire the approximately $18.6 million outstanding with the previous bank lenders, cover associated closing costs and provide a borrowing facility for working capital and capital expenditures. To secure all of its obligations under these agreements, the Company has granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries.

      Despite its new financing arrangements, the Company remains highly leveraged, and it must improve its operating results in the future to maintain compliance with the covenants contained in its loan agreements; furthermore, availability for borrowing under the revolving line of credit facility is dependent on the level of its qualifying accounts receivable and inventory. The Company will require an increase in its available working capital for any significant expansion of its business in the future, including capital for any significant expansion of its business in the future, including improvement and modernization of its production facilities. Accordingly, the Company will continue to seek additional equity funds for these purposes; however, no assurance can be given that it will be successful in obtaining additional equity on terms favorable to the Company or on any terms.

      The Company's operating activities provided $893,000 of cash during the nine-month period ended September 30, 1999. The Company utilized approximately $910,000 in investing activities, which were primarily capital expenditures for the Company's manufacturing operations. Funding for the Company's investing activities was provided by cash from operation and the cash on hand at the beginning of the period.

Factors Which May Affect Future Results

Highly Leveraged and Debt Covenant Compliance

      The Company remains very highly leveraged and subject to restrictive covenants and restraints which are contained in its senior debt and subordinate debt agreements. The debt agreements contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. Furthermore, the Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. The Company must improve its

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      financial performance in order to remain in compliance with these covenants in the future. The Company believes that it can achieve the requisite financial performance in doing so; however, there can be no assurance that the Company will be successful in doing so. If the Company is not successful in meeting its financial covenants it could result in a default under its loan agreements and any such default, not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors.

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

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Regulatory Considerations

      The Company's poultry vaccines and pet products are regulated by the USDA and the FDA respectively which subject the Company to review, oversight and periodic inspections. Any new products are subject to expensive and sometimes protracted USDA and FDA regulatory approval, which ultimately may not be granted. Also, certain of the Company's products may not be approved for sales overseas on a timely basis, thereby limiting the Company's ability to expand its foreign sales.

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

      As of December 31, 1998, the Company had assessed its needs to assure full compliance with Year 2000 requirements and had developed a comprehensive compliance plan. The Company has Year 2000 compliance needs involving three areas: (i) financial and management computer systems, (ii) microprocessors and other electronic device components of equipment used by the Company ("embedded chips"), and (iii) computer systems used by third parties, in particular financial institutions, suppliers and customers of the Company.

      The Company believes that its: (i) financial and management computer systems and (ii) microprocessors and other electronic device components of equipment used by the Company are Year 2000 compliant. The Company has updated its existing computer system to make it Year 2000 compliant at a cost of approximately $65,000, and additionally has incurred approximately $35,000 in hardware and software upgrades and replacements. If the upgraded system fails, the Year 2000 issue could have a materially adverse effect on the operations and financial condition of the Company.

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

Income Taxes

      The Company had net deferred tax assets in the amount of approximately $5.5 million as of December 31, 1998 and $5.8 million as of September 30, 1999. The largest deferred tax asset relates to $3.1 million of net operating loss carryforwards. After considering a $726,000 valuation allowance at September 30, 1999, management believes the Company's remaining net deferred tax assets are more likely than not to be realized through the reversal of existing taxable temporary differences, the sale of certain state net operating losses, and the generation of sufficient future taxable operating income to ensure utilization of remaining deductible temporary differences, net operating losses and tax credits. The minimum level of future taxable income necessary to realize the Company's net deferred tax assets at September 30, 1999, was approximately $17 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its net deferred tax assets. Federal net operating loss carryforwards expire through 2018. Significant components expire in 2007 (26%), 2010 (13%) and 2018 (56%). Also federal research credits expire in varying amounts through the year 2018.

                           IGI, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

                            PART II OTHER INFORMATION

Item 1 - Legal Proceedings

      There were no material developments in the legal matters previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., and certain of its present and former directors, officers and employees. The suit, which has now been served on the defendants, seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The Company will be required to respond to the suit by the end of 1999.

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

      None.

Item 3 - Defaults Upon Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      None.

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports

      (a) Exhibits:

            Exhibit 27.1 Financial Data Schedule for nine months ended
                         September 30, 1999

            Exhibit 27.2 Financial Data Schedule for nine months ended
                         September 30, 1998

      (b) Reports on Form 8K

            None.

                           IGI, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                IGI, Inc.
                                                (Registrant)


Date: November 10, 1999                     By: /s/ Manfred Hanuschek
                                                --------------------------------
                                                Manfred Hanuschek
                                                Senior Vice President and
                                                Chief Financial Officer