Form 10-K
period 1999-12-31
IGI INC
filed 2000-04-14
CIK 352998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended                                        Commission File No.
DECEMBER 31, 1999                                                      001-08568

                                    IGI, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              01-0355758
(State or other jurisdiction of                                 (I.R.S. Employer
Incorporation or organization)                               Identification No.)

WHEAT ROAD AND LINCOLN AVENUE, BUENA, NJ                                   08310
(Address of principal executive offices)                              (Zip Code)

                                 (856)-697-1441
               Registrant's telephone number, including area code

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

                             Yes /X/          No / /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at March 27, 2000, as computed by reference to the last trading price of such stock, was approximately $15,900,000.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 27, 2000 was 10,163,126 shares.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed with the Commission on or before April 29, 2000 are incorporated herein by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

      IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at Wheat Road and Lincoln Avenue, Buena, New Jersey. The Company is a diversified company engaged in three business segments:

      - Consumer Products Business - production and marketing of cosmetics and skin care products,

      - Companion Pet Products Business - production and marketing of companion pet products such as pharmaceuticals, nutritional supplements and grooming aids, and

      - Poultry Vaccines Business - production and marketing of poultry vaccines and other related products.

      In December 1995, IGI distributed its ownership of its majority-owned subsidiary, Novavax, Inc. ("Novavax"), in the form of a tax-free stock dividend, to IGI stockholders. Novavax had conducted the biotechnology business segment of IGI, which is reported as a discontinued operation in the five year summary of selected financial data. In connection with the distribution, the Company paid Novavax $5,000,000 in return for a fully paid-up, ten-year license (the "IGI License Agreement") entitling it to the exclusive use of the Novasome(R) lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field"). IGI has the option, exercisable within the last year of the ten-year term, to extend the exclusive license for an additional ten-year period for $1,000,000. Novavax has retained the right to use the Technologies for applications outside the IGI Field, mainly human vaccines and pharmaceuticals.

BUSINESS SEGMENTS

      The following table sets forth the revenue and operating profit of each of the Company's three business segments for the periods indicated:

                                        1999             1998             1997
                                      --------         --------         --------
                                                    (IN THOUSANDS)
REVENUE
Consumer Products                     $  6,938         $  5,839         $  5,255
Companion Pet Products                  13,595           12,513           12,444
Poultry Vaccines                        14,061           14,843           16,644
                                      --------         --------         --------
                                      $ 34,594         $ 33,195         $ 34,343
                                      ========         ========         ========

OPERATING PROFIT (LOSS)*
Consumer Products                     $  3,913         $  3,688         $  1,473
Companion Pet Products                   3,850            2,844            2,577
Poultry Vaccines                        (1,041)            (517)           1,202

* Excludes corporate expenses of $5,216,000, $6,925,000, and $5,032,000, for
1999, 1998 and 1997, respectively. (See Note 17 of the Consolidated Financial Statements.)

CONSUMER PRODUCTS BUSINESS

      IGI's Consumer Products business is primarily focused on the continued commercialization of the Microencapsulation Technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products that the Company markets through collaborative arrangements with major cosmetic and consumer products companies. IGI plans to continue to work with cosmetics, food, personal care products, and OTC pharmaceutical companies for commercial applications of the Microencapsulation Technologies. Because of their ability to encapsulate skin protective agents, oils, moisturizers, shampoos, conditioners, skin cleansers and fragrances and to provide both a controlled and a sustained release of the encapsulated materials, Novasome(R) lipid vesicles are well-suited to cosmetics and consumer product applications. For example, Novasome(R) lipid vesicles may be used to deliver moisturizers and other active ingredients to the deeper layers of the skin or hair follicles for a prolonged period; to deliver or preserve ingredients which impart favorable cosmetic characteristics described in the cosmetics industry as "feel," "substantivity," "texture" or "fragrance"; to deliver normally incompatible ingredients in the same preparation, with one ingredient being shielded or protected from the other by encapsulation within the Novasome(R) vesicle; and to deliver pharmaceutical agents.

      The Company produces Novasome(R) vesicles for various skin care products, including those marketed by Estee Lauder such as "All You Need", "Re-Nutriv", "Virtual Skin", "100% Time Release Moisturizer", "Resilience" and others. Sales to Estee Lauder accounted for $4,237,000 or 13% of 1999 sales, $3,494,000 or 11% of 1998 sales, and $2,408,000 or 7% of 1997 sales. The Company also markets a skin care product line to physicians through a distributor under the Company's WellSkin(TM) brand.

      Principal competitors to the Company's WellSkin(TM) product line include NeoStrata, Inc. and MD Formulations, a division of Allergen. The Company's Microencapsulation Technologies indirectly compete as a delivery system with, among others, Collaborative Labs, The Liposome Company, Lipo Chemicals and Advanced Polymer Systems.

      In 1996, the Company entered into a license and supply agreement with Glaxo Wellcome, Inc. ("Glaxo"). The agreement granted Glaxo exclusive rights to market the WellSkin(TM) product line in the United States to physicians. Under the terms of the agreement, IGI manufactured these products for Glaxo. This agreement provided for Glaxo to pay royalties to IGI based on sales and pay a $1,000,000 advance royalty to IGI in 1997 of which $300,000 was non-refundable. The advance royalty was recorded as deferred income. In December 1998, the license and supply agreement with Glaxo was terminated. The termination agreement provided that IGI would purchase all of Glaxo's inventory and marketing materials related to the WellSkin(TM) line in exchange for a $200,000 promissory note, due and payable in December 1999 and bearing interest at a rate of 11%. The Company also issued a promissory note to Glaxo for $608,000, representing the unearned portion of the advance royalty in exchange for Glaxo transferring all rights to the WellSkin(TM) trademark to IGI. This note bears interest at a rate of 11%, and to date the Company has paid $200,000 and is to pay $200,000 and $208,000 in June 2000 and December 2000, respectively. In connection with the Agreement termination, but unrelated to the advance royalty, IGI reduced cost of sales by $404,000 in 1998 for amounts owed to Glaxo that were forgiven. Glaxo royalties recognized as income were $0, $326,000 and $150,000 in 1999, 1998 and 1997, respectively.

      In December 1998, the Company entered into a ten-year supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provided that Genesis will pay the Company a $1,000,000 trademark and technology transfer fee, in four equal annual payments, which will be recognized as revenue over the life of the agreement. In addition, Genesis will pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. Genesis also purchased WellSkin(TM) inventory and marketing materials for $200,000, which were previously purchased by the Company from Glaxo.

      In March 1997, IGI granted Kimberly Clark ("Kimberly") the worldwide rights to use certain patents and technologies in the industrial hand care and cleaning products field. Upon signing of the agreement, Kimberly paid IGI a $100,000 license fee that was recognized as revenue by the Company. The agreement requires Kimberly to make royalty payments based on quantities of material produced. The Company is also guaranteed minimum royalties over the term of the agreement. In both 1999 and 1998, the Company recognized $133,000 as revenue as a result of the agreement. In July 1999, the Company signed a new exclusive license agreement with Kimberly which replaced the agreement dated March 1997. The July 1999 agreement granted Kimberly an exclusive license pertaining to patents and improvements within the fields of industrial hand care and cleansing products for non-retail markets. The new agreement will be in effect from July 29, 1999 through July 30, 2000. Under the new agreement, Kimberly paid the Company consideration of $120,000, which is being recognized over the term of the agreement. The Company recognized $60,000 of this income during 1999.

      The Company entered into a license agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a license to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $1,210,000 and $433,000 of royalty income related to this agreement for the years ended December 31, 1999 and 1998, respectively.

      In April 1998, the Company entered into a research and development agreement with National Starch and Chemical Company ("National Starch") to evaluate Novasome(R) technology. The agreement provided for a minimum of at least six, or up to as many as nine monthly payments commencing in June 1998 plus $100,000 for the purchase of a patented Novamix(R) machine. The Company recognized $60,000 and $210,000 of income in 1999 and 1998, respectively, related to the National Starch agreement. The agreement ended in June of 1999.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide rights for the use of the Novasome(R) technology for certain products and distribution channels. The agreement provides for an up-front license fee of $150,000, and future royalty payments based on JJM's sales of licensed products. The Company is guaranteed minimum royalties over the ten-year term of the agreement. In 1999, the Company recognized $126,000 of royalty income.

      The Company entered into an exclusive Supply Agreement (the "Supply Agreement") dated September 30, 1997 with IMX Corporation ("IMX"). Under the IMX agreement, the Company agreed to manufacture and supply 100% of IMX's requirements for certain products at prices stipulated in the exclusive Supply Agreement, subject to renegotiation subsequent to 1998. The Company is currently involved in discussions with IMX concerning possible modifications to the Supply Agreement as the Company has determined that it will not supply the products stipulated by the Supply Agreement but may supply certain other products based on negotiations with IMX. Under the Supply Agreement the Company received 271,714 shares of restricted Common Stock of IMX. These shares are restricted both by governmental and contractual requirements and the Company is unsure if or when it will be able to sell these shares. Through December 31, 1999, the Company had not yet recognized income related to this agreement. See Note 2 "Investments" of the Consolidated Financial Statements.

      The Company recognized a total of $1,869,000, $1,200,000 and $150,000 in 1999, 1998 and 1997, respectively, of licensing and royalty income which is included in the Consumer Products segment revenues. Revenues from the Company's Consumer Products segment were principally based on formulations using the Novasome(R) Microencapsulation Technology. Total Consumer Product revenues were approximately 20% of the Company's total revenues in 1999, 17% in 1998 and 15% in 1997.

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

      The Tomlyn product line includes pet grooming, nutritional and therapeutic products, such as shampoos, grooming aids, vitamin and mineral supplements, insecticides and OTC medications. The products are manufactured at the Company's facility in Buena, New Jersey, and are sold directly to pet superstores and through distributors to independent merchandising chains, shops and kennels. Principal competitors of the Tomlyn product line include Four Paws Products, Bio Groom Products, Lambert Kay, a division of Carter-Wallace, Eight In One Pet Products, Inc., and Cardinal Labs, Inc.

      Most of the Company's veterinary products are sold through distributors. Sales of veterinary products accounted for approximately 39% of the Company's revenues in 1999, 38% in 1998 and 36% in 1997.

POULTRY VACCINES BUSINESS

      The Company produces and markets poultry vaccines manufactured by the chick embryo, tissue culture and bacteriologic methods. The Company produces vaccines for the prevention of various chicken and turkey diseases and has more than 60 vaccine licenses granted by the United States Department of Agriculture ("USDA"). The Company also produces and sells nutritional, anti-infective and sanitation products used primarily by poultry producers. The Company sells these products in the United States and over 58 other countries under the Vineland Laboratories trade name.

      The Company manufactures poultry vaccines at its USDA licensed facility in Vineland, New Jersey and sells them, primarily through its own sales force, directly to large poultry producers and distributors in the United States and, through its export sales staff, to local distributors in other countries. The sales force is supplemented and supported by technical and customer service personnel. The Company's vaccine production in the United States is regulated by the USDA. Sales of poultry vaccines and related products accounted for approximately 41% of the Company's revenues in 1999, 45% in 1998 and 49% in 1997. For information relating to the adverse effect of the stop shipment order by the USDA on the Company's poultry vaccine business, as well as other governmental actions, see "Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company's principal competitors in the poultry vaccine market are Intervet America, Fort Dodge, Merial/Select and Schering Plough Animal Health. The Company believes that it is one of the largest domestic poultry vaccine producers. The Company competes on the basis of product performance, price, customer service and availability.

OTHER APPLICATIONS

      The versatility of the Novasome(R) lipid vesicles combined with the Company's commercial production capabilities allows the Company to target large, diverse markets including potential applications in the fuels industry. The Company is seeking collaboration with others to develop its product for this industry. The efforts for the development of fuel enhancement products require extensive testing, evaluation and trials; therefore no assurance can be given that commercialization of IGI's fuel additive and enhancing products will be successful.

INTERNATIONAL SALES AND OPERATIONS

      A staff of seven persons based in Buena, New Jersey and eight individuals based overseas handle sales of Company products outside the United States. The Company's sales personnel and veterinarians travel abroad extensively to develop business and support customers through local distributors. Exports consist primarily of poultry vaccines, although the Company also exports some veterinary pharmaceuticals and petcare products. Exports of vaccines require product registration (i.e., licenses) by foreign authorities. The Company has approximately 900 product registrations in over 50 countries outside the United States and has over 800 registrations pending. The Company is seeking to expand its international market presence. It entered the Chinese market in 1997 and commenced product sales in Japan in 1998. The Company has obtained registrations for six products in Brazil and commenced sales in that country in the fourth quarter of 1999.

      Mexico, Indonesia, Thailand and certain Latin American and Far Eastern countries are important markets for the Company's poultry vaccines and other products. These countries have experienced periods of varying degrees of political unrest and economic and currency instability. Because of the volume of business transacted by the Company in these areas, continuation or recurrence of such unrest or instability could adversely affect the business of its customers, which could adversely impact the Company's future operating results. In order to minimize risk, the Company maintains credit insurance for the majority of its international accounts receivable, and all sales are denominated in U.S. dollars to minimize currency fluctuation risk. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

      Sales to international customers represented 33% of the Company's revenues in 1999, 32% in 1998 and 35% in 1997. (See Note 14, "Export Sales" of the Consolidated Financial Statements.)

MANUFACTURING

      The Company's manufacturing operations include production and testing of vaccines, cosmetics, dermatologics, emulsions, shampoos, gels, ointments, pills and powders. These operations also include the packaging, bottling and labeling of finished products and packing and shipment for distribution. On March 1, 2000, 128 employees were engaged in manufacturing operations. The raw materials included in these products are available from several suppliers. The Company produces quantities of Novasome(R) lipid vesicles adequate to meet its current and foreseeable needs.

RESEARCH AND DEVELOPMENT

      The Company's poultry vaccine development efforts are directed towards: 1) developing more efficient single and multiple-component vaccines, 2) developing vaccines to combat new diseases, and 3) incorporating Novasome(R) lipid vesicle adjuvant into vaccines. The Company is concentrating its veterinary pharmaceutical development efforts on the use of Novasome(R) microencapsulation for various veterinary pharmaceutical and over-the-counter pet care products. The Company's consumer products development efforts are directed towards Novasome(R) encapsulation to improve performance and efficacy of fuels, pesticides, specialty and other chemicals, biocides, cosmetics, consumer products, flavors and dermatologic products.

      In addition to its internal product development research efforts, which involve nine employees, the Company encourages the development of products in areas related to its present lines by making specific grants to universities, none of which had a material financial effect on the Company in 1999, 1998 or 1997. Total product development and research expenses were $1,418,000, $1,425,000 and $1,675,000 in 1999, 1998 and 1997, respectively.

PATENTS AND TRADEMARKS

      All of the names of the Company's major products are registered in the United States and all significant markets in which the Company sells its products. The Company maintains various trademarks in various countries covering certain of its products. Under the terms of the 1995 IGI License Agreement, the Company has an exclusive ten-year license to use the Technologies licensed from Novavax in the IGI Field. Novavax holds 44 U.S. patents and a number of foreign patents covering the Technologies licensed to IGI.

GOVERNMENT REGULATION AND REGULATORY PROCEEDINGS

      U.S. Regulatory Proceedings

      From mid-1997 through most of 1998, the Company was subject to intense governmental and regulatory scrutiny relating to the Company's shipment of some of its poultry vaccine products without complying with certain applicable regulatory and record keeping requirements. As a result of actions taken by the USDA, the Company was ordered in June 1997 to stop shipment of certain of its poultry vaccine products. In July 1997, the Company was advised that the USDA's Office of Inspector General ("OIG") had commenced an investigation into possible violations by the Company of the Virus Serum Toxin Act of 1914 and alleged false statements made by the Company to the USDA's Animal and Plant Health Inspection Service ("APHIS").

      Company Actions

      Based on these events, the Company:

      - engaged independent counsel to conduct an investigation of the claimed violations;

      - took corrective action to allow the Company to resume shipment of its affected product lines;

      - terminated the President and Chief Operating Officer of the Company for willful misconduct and commenced a lawsuit against him in the New Jersey Superior Court;

      - obtained the resignation of a number of employees, including three Vice Presidents;

      - voluntarily disclosed information uncovered by its internal investigation to the U.S. Attorney for the District of New Jersey, including information that related to sales of poultry vaccines which may have violated U.S. customs laws and regulations; and

      - cooperated with the Securities and Exchange Commission ("SEC") in its inquiry, initiated in April 1998, regarding the foregoing matters.

      The USDA's stop shipment order and the investigations by Federal regulatory authorities disrupted the business of the Company during 1997, 1998 and the first quarter of 1999, and had a material adverse effect on its business operations and its liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Settlement of U.S. Regulatory Proceedings

      In March 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding their pending investigations and proceedings. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which will continue through the period ending October 31, 2001. The expense of settling with these agencies was reflected in the 1998 results of operations. The settlement does not affect the informal inquiry being conducted by the SEC, nor does it affect possible governmental action against former employees of the Company.

      Other Pending Matters

      In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company has voluntarily provided to the SEC. At December 31, 1999, the informal inquiry remained open; however, management does not expect that this inquiry will have a material adverse effect on the financial position, cash flows or operations of the Company.

      On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc. and certain of its present and former directors, officers and employees. The suit which seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The Company believes that the plaintiff's allegations are factually incorrect and legally inadequate and will defend the lawsuit vigorously. The Company believes that an unfavorable outcome in the suit would not have a material adverse impact upon the Company's financial condition, although it could negatively affect the results of operations for the period in which the matter is resolved.

      The Company is not aware of any other legal proceedings which could have a material effect upon the Company.

      Government Regulations

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

      Although the Company has now resolved these matters, from June 4, 1997 through March 27, 1998, the Company was subject to an order by the CVB to stop distribution and sale of certain serials and subserials of designated poultry vaccines produced by the Company's Vineland Laboratories Division. In July 1997, the OIG advised the Company of its commencement of an investigation into alleged violations of the Virus Serum Toxin Act and alleged false statements made by certain now former Company personnel. In April

1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and the OIG, information resulting from the Company's internal investigation of alleged violations by certain former officers and employees of USDA rules and regulations and of the Virus Serum Toxin Act. (See "Legal Proceedings - Settlement of U.S. Regulatory Proceedings.")

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

EMPLOYEES

      At March 1, 2000, the Company had 234 full-time employees, of whom 63 were in marketing, sales, distribution and customer support, 128 in manufacturing, 11 in research and development, and 32 in executive, finance and administration. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

ITEM 2. PROPERTIES

      The Company owns land and buildings used for offices, laboratories and production facilities in four locations in New Jersey. The Company also owns a warehouse and sales office space in Gainesville, Georgia. In addition, the Company leases warehouses and poultry test facilities in New Jersey, California, Mississippi, and Arkansas.

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

      In Buena, New Jersey, the Company owns a facility used for the production of veterinary pharmaceuticals. The facility was built in 1971 and expanded in 1975. The facility presently contains 41,200 square feet of usable floor space and is situated on eight acres of land. Also located in Buena are the Company's executive and administrative offices and a 25,000 square foot facility built in 1995 which is used for production, product development, marketing, and warehousing facility for cosmetic, dermatologic and personal care products. This facility also houses IGI's marketing operations.

      Each of the properties owned by the Company is subject to a mortgage held by Fleet Capital Corporation and American Capital Strategies, Ltd. Except as described above, the Company believes that its current production and office facilities are adequate for its present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

U.S. REGULATORY PROCEEDINGS AND PENDING LITIGATION

      The Company has substantially resolved the legal and regulatory issues which arose in 1997 and 1998. For most of 1997 and 1998 the Company was subject to intensive government regulatory scrutiny by the U.S. Departments of Justice, Treasury and Agriculture. In June 1997, the Company was advised by APHIS of the USDA that the Company had shipped quantities of some of its poultry vaccine products without complying with certain regulatory and record keeping requirements. The USDA subsequently issued an order that the Company stop shipment of certain of its products. Shortly thereafter, in July 1997, the Company was advised that USDA's OIG had commenced an investigation into possible violations of the Virus Serum Toxin Act of 1914 and alleged false statements made to APHIS.

      Based upon these events, the Board of Directors caused an immediate and thorough investigation of the facts and circumstances of the alleged violations to be undertaken by independent counsel. The Company also took steps to obtain the approval of APHIS for resumption of shipments, including the submission of an amended and modified regulatory compliance program, improved testing procedures, and other safeguards. Based upon these actions, APHIS began lifting the stop shipment order within a month of its issuance and released all remaining products from the order on March 27, 1998.

      The Company continues to refine and strengthen its regulatory programs with the adoption of a series of compliance and enforcement policies, the addition of new managers of Production and Quality Control. At the instruction of the Board of Directors, the Company's General Counsel has established and oversees a comprehensive employee training program, has designated a "Regulatory Compliance Officer" and has established a fraud detection program as well as an employee "hotline". The Company has continued to cooperate with the USDA in all aspects of its investigation and regulatory activities.

      In March 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding their pending investigations and proceedings. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which will continue through October 31, 2001. The expense of settling with these agencies was reflected in the 1998 results of operations. The settlement does not affect the informal inquiry being conducted by the SEC, nor does it affect possible governmental action against former employees of the Company.

       In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. At December 31, 1999, the informal inquiry remained open; however, management does not expect that this inquiry will have a material adverse effect on the financial position, cash flows, or operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the last quarter of 1999.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth (i) the name and age of each executive officer of the Company as of March 15, 2000, (ii) the position with the Company held by each such executive officer and (iii) the principal occupation held by each executive officer for at least the past five years.




                             OFFICER     PRINCIPAL OCCUPATION AND OTHER BUSINESS
NAME                  AGE    SINCE       EXPERIENCE DURING PAST FIVE YEARS
----                  ---    -----       ---------------------------------
Edward B. Hager       68     1977        Chairman of the Board of Directors and
                                         Chairman of the Executive Committee
                                         since 1977; Chief Executive Officer of
                                         IGI from 1977 through February
                                         2000;Chairman of the Board of Directors
                                         and Chief Executive Officer of Novavax,
                                         Inc. from 1987 to June 1996; Chairman
                                         of the Board of Directors of Novavax,
                                         Inc. from February 1997 to March 1998.

Paul Woitach          41     1998        Chief Executive Officer of IGI since
                                         February 2000; President and Chief
                                         Operating Officer of IGI, Inc. since
                                         May 1998; General Manager, Laboratory
                                         Division of Mettler Toledo North
                                         America (weighing and measurement
                                         systems) from 1997 to 1998; Vice
                                         President, Marketing and Sales,
                                         Balances and Instrument Division of
                                         Mettler Toledo International from 1996
                                         to 1997; Vice President and Executive
                                         Director from 1995 to 1996; and
                                         Director of Marketing Channels from
                                         1993 to 1995 of the Health Imaging
                                         Division of Eastman Kodak Company
                                         (diagnostic imaging).

Robert E. McDaniel    49     1998        Executive Vice President and General
                                         Counsel of IGI, Inc. since April 1999;
                                         Senior Vice President and General
                                         Counsel of IGI, Inc. since May 1998;
                                         General Counsel of Presstek, Inc.
                                         (laser graphic arts company) from April
                                         1997 to May 1998; and Commercial
                                         Litigation Partner, Law Firm of Devine,
                                         Millimet and Branch from April 1991 to
                                         April 1997.

Manfred Hanuschek     39     1999        Senior Vice President and Chief
                                         Financial Officer of IGI, Inc. since
                                         July 1999; Chief Financial Officer of
                                         Fresh Air Solutions LP and its
                                         predecessor entity ICC Technologies,
                                         Inc. (both entities high technology
                                         manufacturers of desiccant cooling
                                         systems) from 1994 to 1998; Served in
                                         various capacities with Coopers &
                                         Lybrand LLP from 1983 to 1994,
                                         including last held position as Senior
                                         Audit Manager.

Rajiv Mathur          45     1999        Senior Vice President and Assistant
                                         Secretary of IGI, Inc. since March
                                         1999; Vice President of Research and
                                         Development of IGI, Inc. since 1989.

      Officers are elected on an annual basis. Four of the above named officers have employment agreements with the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The Company has never paid cash dividends on its Common Stock. The payment of dividends is prohibited under the Company's loan agreements without prior consent of the lenders. (See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.").

      The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange ("AMEX") (symbol: "IG"). The following table shows the range of high and low sale prices on the AMEX for the periods indicated:

                           HIGH                         LOW
1998
First quarter              $4 3/16                      $2 3/4
Second quarter             $  (A)                       $  (A)
Third quarter              $3                           $1 5/16
Fourth quarter             $3 1/4                       $1 1/2

1999
First quarter              $2 1/4                       $1 5/8
Second quarter             $2                           $1 1/4
Third quarter              $1 15/16                     $1 1/4
Fourth quarter             $2                           $1 1/16

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

      The approximate number of holders of record of the Company's Common Stock at March 27, 2000 was 814 (not including stockholders for whom shares are held in a "nominee" or "street" name).

      In connection with the refinancing of the Company debt with its bank lenders as of October 29, 1999, the Company issued to a new lender, American Capital Strategies ("ACS") warrants to purchase an aggregate of 1,907,543 shares of the Company's Common Stock at an exercise price of $.01 per share. The issuance of the warrants is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended as a transaction not involving a public offering. The shares issuable upon the exercise of the warrants are subject to registration rights in favor of the lenders, pursuant to the terms of the Extension Agreement. No underwriters were involved with this private placement. These warrants contain a right ("the put") to require the Company to repurchase the warrants or the Common Stock acquired upon exercise of such warrants at their then fair market value under certain circumstances, including the earliest to occur of the following: a) October 29, 2004; b) the date of payment in full of the Senior Debt and Subordinated Debt and all senior indebtedness of the Company; or c) the sale of the Company or 30% or more of its assets. (See Item 7,"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

      On April 12, 2000 American Capital Strategies, Ltd. amended its loan agreement whereby the put provision was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate American Capital Strategies, Ltd., in either Common Stock or cash, at the option of the Company, in the event that American Capital Strategies, Ltd. ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants multiplied by the number of shares obtained upon exercise. Fair value of the Common Stock upon exercise is defined as the 30 day average value prior to notice of exercise. American Capital Strategies, Ltd. must exercise reasonable effort to sell or place its shares in the marketplace over a 180 day period before it can invoke the make-whole provision. As a result of the amendment, the liability recognized related to the warrants will be reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data (in thousands, except per share information)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------------------
                                                                      1999         1998         1997         1996         1995
                                                                    --------     --------     --------     --------     --------
STATEMENT OF OPERATING RESULTS
Revenues                                                            $ 34,594     $ 33,195     $ 34,343     $ 34,947     $ 31,232
Operating profit (loss)                                                1,506         (910)         220        1,332        3,112
(Loss) income from continuing operations                              (1,971)      (3,029)      (1,208)        (481)       1,428
Loss from discontinued operations *                                       --           --           --           --       (4,034)
Extraordinary gain from early extinguishment of debt, net of tax         387           --           --           --           --
Net loss                                                              (1,584)      (3,029)      (1,208)        (481)      (2,606)
(Loss) income per share-basic:
     From continuing operations                                     $   (.21)    $   (.32)    $   (.13)    $   (.05)    $    .16
     From discontinued operations                                         --           --           --           --         (.44)
     Extraordinary gain, net of tax                                      .04           --           --           --           --
     Net loss                                                           (.17)        (.32)        (.13)        (.05)        (.28)
(Loss) income per share-diluted:
     From continuing operations                                     $   (.21)    $   (.32)    $   (.13)    $   (.05)    $    .15
     From discontinued operations                                         --           --           --           --         (.41)
     Extraordinary gain, net of tax                                      .04           --           --           --           --
     Net loss                                                           (.17)        (.32)        (.13)        (.05)        (.26)

                                                                      1999         1998         1997         1996         1995
                                                                    --------     --------     --------     --------     --------
BALANCE SHEET DATA
Working capital (deficit)                                           $  3,567     $ (8,107)    $ (5,472)    $  2,499     $  3,831
Total assets                                                          33,862       32,056       33,750       33,845       31,956
Short-term debt and notes payable                                      6,583       19,318       18,857       13,085       10,463
Long-term debt and notes payable
     (excluding current maturities)                                   13,533          408           36        6,893        9,624
Stockholders' equity                                                   5,533        5,923        8,034        9,019        8,173
Average number of common and
     common equivalent shares:
     Basic and diluted                                                 9,605        9,470        9,458        9,323        9,173


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This "Management's Discussion and Analysis" section and other sections of this Annual Report on Form 10-K contain forward looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions which are difficult to predict. (See "Factors Which May Affect Future Results" below.) Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      From mid-1997 through most of 1998, the Company was subject to intense governmental and regulatory scrutiny and was also confronted with a number of material operational issues. (See Item 3. "Legal Proceedings"). These matters had a materially adverse effect on the Company's financial condition and results of operations in 1997 and 1998 and the first quarter of 1999 and resulted in the departure of most of the Company's senior management from 1997.

      1999 Compared to 1998

      The Company had a net loss of $1,584,000, or $.17 per share, in 1999, as compared to a net loss of $3,029,000, or $.32 per share, in 1998. The reduction in net loss was primarily attributable to increased revenues and improved margins complemented by lower operating expenses.

       Total revenues for 1999 were $34,594,000, which represents an increase of $1,399,000, or 4%, from revenues of $33,195,000 in 1998. The increased revenues were generated by increased Consumer Products and Companion Pet Products revenues, offset by a decline in Poultry Vaccines revenue.

      Total Consumer Products revenues for 1999 increased 19% to $6,938,000, compared to 1998 revenues of $5,839,000. This increase was primarily attributable to increased licensing and royalty income and increased product sales. Licensing and royalty income of $1,869,000 in 1999 increased by $669,000 compared to 1998, primarily as a result of increased licensing revenues from Johnson & Johnson. Consumer product sales of $5,069,000 in 1999 increased by $430,000 compared to 1998, primarily as a result of increased sales to Estee Lauder.

      Companion Pet Products revenues for 1999 amounted to $13,595,000, an increase of $1,082,000, or 9%, compared to 1998. This increase was primarily attributable to increased product sales associated with the EVSCO line of veterinary products.

      Poultry Vaccines revenues for 1999 amounted to $14,061,000, a decrease of $782,000, or 5%, compared to 1998. Limited production capacity, old equipment, and increased potency requirements have limited Vineland's ability to produce as much quality vaccine as it can sell.

      Cost of sales increased by $285,000, or 2%, primarily due to the higher sales volume. As a percentage of total revenues, cost of sales decreased from 52.2% in 1998 to 50.9% in 1999. The resulting increase in gross profit in 1999 to 49.1% from 47.8% in 1998 was primarily attributable to efficiencies gained through higher product sales, licensing revenues and production volumes generated from Companion Pet Products and Consumer Products, which were offset by lower margins associated with lower Poultry Vaccines revenues.

      Consumer Products cost of sales for 1999 increased 30% to $1,893,000, compared to 1998 cost of sales of $1,459,000. As a percentage of total revenues, cost of sales increased from 25.0% in 1998 to 27.3% in 1999.

      Companion Pet Products cost of sales for 1999 increased $55,000 to $6,427,000, compared to 1998 cost of sales of $6,372,000. As a percentage of total revenues, cost of sales decreased from 50.9% in 1998 to 47.3% in 1999.

      Poultry Vaccines cost of sales for 1999 decreased 2% to $9,286,000, compared to 1998 cost of sales of $9,490,000. As a percentage of total revenues, cost of sales increased from 63.9% in 1998 to 66.0% in 1999.

      Selling, general and administrative expenses decreased by $1,295,000, or 8%, from $15,359,000 in 1998 to $14,064,000 in 1999. These expenses were 41% of revenues in 1999 compared with 46% of revenues in 1998. Much of the decrease was primarily attributable to decreased legal, consulting and professional fees in 1999 due to resolution of many of the regulatory actions faced by the Company in the prior year. Product development and research expenses decreased by $7,000, or 0.5%, in 1999 as compared with 1998.

      Interest expense increased $666,000, or 19%, from $3,443,000 in 1998 to $4,109,000 in 1999. The increase was primarily due to the valuation of the put warrants issued in conjunction with the American Capital Strategies, Ltd. subordinated notes. These warrants are marked-to-market on a monthly basis; the 1999 charge of $854,000 since inception is a result of the increase in the market price of the Company's stock.

      Extraordinary gain on the early extinguishment of debt of $387,000 related to the elimination of accrued interest which was forgiven by the former bank lenders of $611,000, offset by income tax expense of $224,000. ( See "Liquidity and Capital Resources").

      The effective tax rates for 1999 and 1998 were 19% and 30%, respectively. The change in the effective tax rate is primarily due to the $854,000 of non-deductible interest expense relating to the mark-to-market feature of the warrants issued to American Capital Strategies, Ltd. The valuation allowance decreased from 1998 as a result of certain fully reserved state tax net operating loss carryforwards expiring in 1999.

      1998 Compared to 1997

      The Company had a net loss of $3,029,000, or $.32 per share, in 1998, as compared to a net loss of $1,208,000, or $.13 per share, in 1997. The major contributing factors to the increased loss were: increased legal, consulting and professional fees; increased expenses associated with investigating and addressing regulatory problems; the costs and expenses associated with termination of certain employees; the hiring of new management; and increased bank fees and interest charges associated with the extension of the Company's credit line. The Company incurred approximately $2.6 million of legal, consulting and professional fees in 1998 and $1.1 million in 1997. Comparable expenditures for 1994 to 1996 averaged about $0.5 million. The increase in 1998 was principally attributable to the regulatory actions and investigations which began in 1997 and resulted in the March 1999 settlement with the U.S. Departments of Justice, Treasury and Agriculture. Another major contributing factor was a decrease in sales of poultry vaccines in 1998 as compared with 1997, primarily as a result of the USDA regulatory action.

      Total revenues for 1998 were $33,195,000, which represents a decrease of $1,148,000, or 3%, from revenues of $34,343,000 in 1997. Sales of poultry vaccines decreased by $1,809,000, or 11%, in 1998 as compared with 1997. Poultry vaccine sales were adversely affected by the USDA regulatory action which remained in partial effect until March 27, 1998. The Company also experienced lower production volumes of poultry vaccines while it made changes to improve its Vineland Laboratories operations. Sales of Companion Pet Products increased by $69,000, or 1%.

      Total Consumer Products revenues for 1998 increased by $584,000, or 11%, from 1997 revenues. This increase reflected a $1,028,000 increase in revenue from the Company's cosmetics and personal care products partially offset by a decrease in revenues of $444,000 from the Company's dermatological products. The cosmetics and personal care products revenues increased in 1998 due to increased product sales to Estee Lauder and increased licensing and royalty income, primarily from the Company's relationships with Johnson & Johnson. In August 1998, the Company executed its second license agreement with a Johnson & Johnson division, licensing the Novasome(R) microencapsulation technology for use in certain products and distribution channels to Johnson & Johnson Medical, a Division of Ethicon, Inc.

      The decrease in revenues from dermatological products was due in large part to the decline in sales to Glaxo. In October 1998, Glaxo notified the Company that it intended to exit the physician-dispensed skin care market, which resulted in a loss of sales to Glaxo and the termination of the royalty agreement. As a result of the termination, the Company acquired the WellSkin(TM) trade name from Glaxo along with Glaxo's remaining inventory of products and marketing materials. This termination resulted in the Company owing $808,000 to Glaxo which is payable at specified intervals through 2000. In December 1998, the Company entered into an agreement with Genesis Pharmaceutical, Inc., ("Genesis") granting them the exclusive right to market and distribute the Company's WellSkin(TM) line of skin care products. Genesis also purchased the entire inventory and marketing materials received from Glaxo. The Company has a receivable from Genesis for approximately $112,000 at December 31, 1998. The Company recognized revenue of $6,000 in 1998 from Genesis.

      During 1998, the Company recognized $1,200,000 of licensing revenue as compared to $150,000 in 1997. This revenue consisted of $326,000 from Glaxo; $6,000 from Genesis; $92,000 from Johnson & Johnson Medical; $433,000 from Johnson & Johnson Consumer; $210,000 from National Starch; and $133,000 from Kimberly Clark. During 1997, the licensing revenue consisted of amounts relating to the agreement with Glaxo.

      Cost of sales decreased by $332,000, or 2%, primarily due to the lower sales volume. However, as a percentage of sales, cost of sales increased from 51% in 1997 to 52% in 1998. This increase primarily resulted from costs relating to the Company's reassessment of product manufacturing processes and formulas incurred in 1998 to increase future production efficiency and capacity in the Company's Vineland Laboratories division.

      Selling, general and administrative expenses increased by $564,000, or 4%, from $14,795,000 in 1997 to $15,359,000 in 1998. These expenses were 46% of revenues in 1998 compared with 43% of revenues in 1997. Much of the increase was attributable to increased legal, consulting and professional fees in 1998. Total professional fees in 1998 were approximately $2.6 million, of which $2.1 million was incurred primarily in response to the regulatory actions and investigations which began in 1997 and resulted in the March 1999 settlement with the U.S. Departments of Justice, Treasury and Agriculture.

      Product development and research expenses decreased by $250,000, or 15%, in 1998 as compared with 1997, as the Company curtailed certain development projects primarily relating to the Consumer Products business.

      Interest expense increased $1,590,000, or 86%, from $1,853,000 in 1997 to $3,443,000 in 1998. The increase was due to a charge to earnings of $645,000 for warrants issued to the Company's bank lenders in connection with the execution of an extension agreement with its bank lender, higher borrowings at increased interest rates in 1998, and fees paid to the bank lenders related to the extension and forbearance agreements.

      The effective tax rates for 1998 and 1997 were 30% and 27%, respectively. Changes in the effective rates primarily reflect the level of federal and state tax credits offset by changes in the valuation allowance. The valuation allowance increased from 1997 primarily based on management's expectations regarding the realizability of certain state deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      On October 29, 1999, the Company entered into a $22 million senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation and a $7 million subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, Ltd.

      These agreements enabled the Company to retire approximately $18.6 million of outstanding debt with its former bank lenders, Fleet Bank, NH, and Mellon Bank, N.A. In connection with the repayment of the loans, the Company's former bank lenders agreed to return to the Company, for cancellation, warrants held by them for the purchase of 810,000 shares of the Company's Common Stock at exercise prices ranging from $2.00 to $3.50. Also, approximately $611,000 of accrued interest was waived by the former bank group and is classified as an extraordinary gain from the early extinguishment of debt in the 1999 Consolidated Statements of Operations. There are two sets of warrants remaining with the former lenders. There are unconditional warrants to purchase 150,000 shares which remain exercisable by Fleet Bank, NH at $2.00 per share and unconditional warrants to purchase 120,000 shares which remain exercisable by Mellon Bank, N.A. at $2.00 per share.

      The Senior Debt Agreement provides for a revolving line of credit facility of up to $12 million based upon qualifying accounts receivable and inventory, a $7 million term loan and a $3 million capital expenditures credit facility. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank offered rate plus 3.25%. The borrowings under the term loan and capital expenditure credit facility bear interest at the prime rate plus 1.5% or the London Interbank offered rate plus 3.75%. As of December 31, 1999, borrowings under the revolving line of credit, term loan and capital expenditures credit facility were $5,708,000, $7,000,000 and $0, respectively. Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet Capital to sweep cash receipts from vendors and pay down the line of credit. Drawdowns on the line of credit are made when needed to fund operations. Quarterly repayments of the term loan begin on August 1, 2000 in the amount of $233,000. Repayment of the capital expenditures credit facility are to be made quarterly over a five year period after any initial drawdown.

      Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2% which is payable at the Company's election in cash or Company Common Stock. As of December 31, 1999, borrowings under the subordinated notes were $7,000,000, offset by an unamortized debt discount of $2,775,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000. (See Note 9 "Detachable Stock Warrants" in the Consolidated Financial Statements.)

      These agreements contain financial and other covenants and restrictions. The Company was not in compliance under certain covenants under the agreements related to the the fixed charges coverage ratio, maximum debt to equity ratio and accounts payable ratio as of December 31, 1999; however, the lenders involved have amended, as of April 12, 2000, the related agreements to waive the defaults as of December 31, 1999. American Capital Strategies, Ltd. has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owns any Common Stock, or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. At December 31, 1999, American Capital Strategies, Ltd. had one observer on the Company's Board of Directors.

      Approximately $24.5 million was immediately available to the Company under the Senior Debt and Subordinated Debt Agreements; borrowings under these new agreements amounted to $19.7 million as of December 31, 1999. The new agreements enabled the Company to retire approximately $18.6 million outstanding with the previous bank lenders, cover associated closing costs and provide a borrowing facility for working capital and capital expenditures. As of December 31, 1999 the Company had $4.5 million available borrowings under these agreements, $3.0 million of which was related to the capital expenditure credit facility. To secure all of its obligations under these agreements, the Company has granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries.

      Despite its new financing arrangements, the Company remains highly leveraged; furthermore, availability for borrowings under the revolving line of credit facility is dependent on the level of its qualifying accounts receivable and inventory. The Company expects to maintain compliance with the covenants contained in its loan agreements through the year 2000.

      The Company is currently generating losses that may extend through the year 2000, which could unfavorably impact future financial covenants and the Company's availability for borrowing under the revolving line of credit facility, which is dependent on the level of its qualifying accounts and inventory. Although the Company believes it will be in compliance with covenants and will have availability for borrowing under the revolving line of credit, there can be no assurance of such continued compliance and availability. The Company believes it will be able to meet its debt obligations. If the Company were not able to meet its debt obligations it would consider altering its business plan, including, if necessary, a sale of selected Company operating and non operating assets. Any significant sale of assets would require lender approval. Any sale of operating assets would involve a curtailment of certain of the Company's business operations and a modification of its business strategy.

      The Company's operating activities provided $391,000 of cash during 1999, which included net income and non-cash charges to operations for depreciation, amortization, loss reserves, and stock and warrant compensation expense. Additionally, increases in inventory, accounts payable and accrued expenses, offset by decreases in accounts receivable, other assets and notes payable, had the effect of decreasing operating cash flow as compared to 1998. Working capital as of December 31, 1999 amounted to $3,567,000 as compared to negative $8,107,000 as of December 31, 1998. The increase in working capital of $11,674,000 was primarily the result of refinancing in October 1999 and the improvement in operations for the year ended December 31, 1999. The accounts receivable turnover ratio for 1999 was 4.89 compared to 4.34 for 1998. This increase was primarily as a result of increased collection efforts. The inventory turnover ratio for 1999 was 1.91 compared to 1.84 for 1998. The Company believes its reserves for inventory and accounts receivables are adequate.

      Certain geographic markets in which the Company does business have recently experienced political, economic and currency instability. In order to minimize risk, the Company maintains credit insurance for the majority of its international accounts receivable, and all sales are denominated in U.S. dollars to minimize currency fluctuation risk. Because of the volume of business transacted by the Company internationally, continuation or recurrence of such unrest or instability could adversely affect the business of its customers in those countries and the Company's ability to collect its receivables from such customers, which, in either case, could materially adversely affect the Company's future operating results.

      The Company used $1,007,000 in 1999 for investing activities compared to $633,000 in 1998. The increase was primarily due to an increase in capital expenditures for the Company's manufacturing operations.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

      The industry segments in which the Company competes are subject to intense competitive pressures. The following sets forth some of the risks which the Company faces.

HIGHLY LEVERAGED AND DEBT COVENANT COMPLIANCE

      The Company remains highly leveraged and subject to restrictive covenants and restraints which are contained in its Senior Debt and Subordinated Debt Agreements. The debt agreements contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. Furthermore, the Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. The Company expects to remain in compliance with these covenants in the future; however, there can be no assurance that the Company will be successful in doing so. If the Company is not successful in meeting its financial covenants, it could result in a default under its loan agreements and any such default, if not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors.

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

FOREIGN REGULATORY AND ECONOMIC CONSIDERATIONS

      The Company's business may be adversely affected by foreign import restrictions and additional regulatory requirements. Also, unstable or adverse economic conditions and fiscal and monetary policies in certain Latin American and Far Eastern countries, increasingly important markets for the Company's animal health products, particularly poultry vaccines, could adversely affect the Company's future business in these countries.

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

REGULATORY CONSIDERATIONS

      The Company's poultry vaccines and pet pharmaceutical products are regulated by the USDA and the FDA, respectively, which subject the Company to review, oversight and periodic inspections. Any new products are subject to expensive and sometimes protracted USDA and FDA regulatory approval, which ultimately may not be granted. Also, certain of the Company's products may not be approved for sales overseas on a timely basis, thereby limiting the Company's ability to expand its foreign sales.

INCOME TAXES

      The Company has net deferred tax assets in the amount of $5,850,000 at December 31, 1999. The largest deferred tax asset relates to the $3,672,000 of net operating loss carryforwards. After considering the $955,000 valuation allowance at December 31, 1999, management believes the Company's remaining net deferred tax assets are more likely than not to be realized through the reversal of existing taxable temporary differences, the sale of certain state net operating losses, and the generation of sufficient future taxable operating income to ensure utilization of remaining deductible temporary differences, net operating losses and tax credits. The minimum level of future taxable income necessary to realize the Company's net deferred tax assets at December 31, 1999, is approximately $20 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its net deferred tax assets. Federal net operating loss carryforwards expire through 2019. Significant components expire in 2007 (36%), 2018 (40%) and 2019 (20%). Also federal research credits expire in varying amounts through the year 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      RISKS RELATED TO OUR BUSINESS

           At December 31, 1999, variable rate debt of $19,708,000 with a weighted average interest rate of 11.4% was outstanding.

           In connection with the Subordinated Debt Agreement, the Company issued warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. These warrants contain a right ("the put") to require the Company to repurchase the warrants or the Common Stock acquired upon exercise of such warrants at their then fair market value under certain circumstances, including the earliest to occur of the following: a) October 29, 2004; b) the date of payment in full of the Senior Debt and Subordinated Debt and all senior indebtedness of the Company; or c) the sale of the Company or 30% or more of its assets. The repurchase is to be settled in cash or Common Stock, at the option of the lender. The warrants are recorded as a liability which is marked-to-market, with changes in the market value being recognized as a component of interest expense in the period of change. At December 31, 1999, the Company had recorded a liability of $3,696,000 for these warrants. If the market value of the Company's Common Stock were to increase by 10%, the charge to earnings would be $369,586.

      On April 12, 2000 American Capital Strategies, Ltd. amended its loan agreement whereby the put provision was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate American Capital Strategies, Ltd., in either Common Stock or cash, at the option of the Company, in the event that American Capital Strategies, Ltd. ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants multiplied by the number of shares obtained upon exercise. Fair value of the Common Stock upon exercise is defined as the 30 day average value prior to notice of exercise. American Capital Strategies, Ltd. must exercise reasonable effort to sell or place its shares in the marketplace over a 180 day period before it can invoke the make-whole provision. As a result of the amendment, the liability recognized related to the warrants will be reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A portion of the information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's 2000 Annual Meeting of Stockholders. Section 16(a) (the "2000 Proxy Statement") under the captions "PROPOSAL 1 - ELECTION OF DIRECTORS" - Nominees for Election as Directors and "Beneficial Ownership Reporting Compliance" which are incorporated herein by this reference. Officers are elected on an annual basis and serve at the discretion of the Board of Directors. The Company expects to file the 2000 Proxy Statement no later than April 29, 2000.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is contained under the captions "EXECUTIVE COMPENSATION," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation and Stock Options" in the Company's 2000 Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is contained in the Company's 2000 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained under the caption "Certain Relationships and Related Transactions" appearing in the Company's 2000 Proxy Statement and is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements:

            Reports of Independent Accountants

            Consolidated Balance Sheets, December 31, 1999 and 1998

            Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

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

      (3)   Exhibits Required to be Filed by Item 601 of Regulation S-K.

            The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K unless incorporated by reference as indicated.

(b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2000                      IGI, Inc.


                                                  By: /s/ Paul Woitach
                                                      ----------------
                                                          PAUL WOITACH
                                                          President and Chief
                                                            Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

SIGNATURES                     TITLE                                            DATE
----------                     -----                                            ----
/s/ Edward B. Hager            Chairman of the Board                            April 12, 2000
--------------------------
EDWARD B. HAGER

/s/ Paul Woitach               President and Chief Executive Officer            April 12, 2000
--------------------------     (Principal executive officer)
PAUL WOITACH

/s/ Robert E. McDaniel         Executive Vice President                         April 12, 2000
--------------------------
ROBERT E. MCDANIEL

/s/ Manfred Hanuschek          Senior Vice President                            April 12, 2000
--------------------------     Chief Financial Officer
MANFRED HANUSCHEK              (Principal financial officer)

/s/ Charles R. Carroll         Controller, Treasurer and Chief Accounting       April 12, 2000
--------------------------     Officer
CHARLES R. CARROLL             (Principal accounting officer)

/s/ Stephen J. Morris          Director                                         April 12, 2000
--------------------------
STEPHEN J. MORRIS

/s/ Terrence D. Daniels        Director                                         April 12, 2000
--------------------------
TERRENCE D. DANIELS

/s/ Jane E. Hager              Director                                         April 12, 2000
--------------------------
JANE E. HAGER

/s/ Constantine L. Hampers     Director                                         April 12, 2000
--------------------------
CONSTANTINE L. HAMPERS

/s/ Terrence O'Donnell         Director                                         April 12, 2000
--------------------------
TERRENCE O'DONNELL

/s/ Paul D. Paganucci          Director                                         April 12, 2000
--------------------------
PAUL D. PAGANUCCI

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of IGI, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of IGI, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
April 12, 2000

                           IGI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                             1999           1998
                                                                           --------       --------
ASSETS
Current assets:
     Cash and cash equivalents                                             $    416       $  1,068
     Accounts receivable, less allowance for doubtful accounts
          of $354 and $516 in 1999 and 1998, respectively                     6,061          6,462
     Licensing and royalty income receivable                                    432            440
     Inventories                                                              8,762          7,406
     Current deferred taxes                                                   1,096          1,275
     Prepaid expenses and other current assets                                  348            433
                                                                           --------       --------
          Total current assets                                               17,115         17,084
                                                                           --------       --------
Investments                                                                     144            535
Property, plant and equipment, net                                            9,781          9,479
Deferred income taxes                                                         4,754          4,188
Deferred financing costs                                                      1,678             75
Other assets                                                                    390            695
                                                                           --------       --------
        Total assets                                                       $ 33,862       $ 32,056
                                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit facility                                             $  5,708       $  6,657
     Current portion of long-term debt                                          467             --
     Credit line                                                                 --         12,000
     Current portion of notes payable                                           408            661
     Accounts payable                                                         4,268          3,235
     Accrued payroll                                                            253            196
     Due to stockholder                                                         115            380
     Accrued interest                                                           164            432
     Other accrued expenses                                                   2,150          1,614
     Income taxes payable                                                        15             16
                                                                           --------       --------
          Total current liabilities                                          13,548         25,191
                                                                           --------       --------
Long-term debt, net of discount and current portion                          10,758             --
Notes payable                                                                    --            408
Deferred income                                                                 327            534
Detachable stock warrants                                                     3,696             --
                                                                           --------       --------
      Total liabilities                                                      28,329         26,133
                                                                           --------       --------
Commitments and contingencies                                                    --             --
Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized,
         none outstanding                                                        --             --
     Common stock, $.01 par value; 50,000,000 and 30,000,000
         shares authorized in 1999 and 1998, respectively; 10,133,183
         and 9,648,931 shares issued in 1999 and 1998, respectively             102             97
     Additional paid-in capital                                              20,628         19,961
     Accumulated deficit                                                    (13,556)       (11,972)
 Less treasury stock, 105,510 and 136,014 shares at cost, in 1999
      and 1998, respectively                                                 (1,641)        (2,163)
                                                                           --------       --------
          Total Stockholders' Equity                                          5,533          5,923
                                                                           --------       --------
             Total liabilities and stockholders' equity                    $ 33,862       $ 32,056
                                                                           ========       ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                             1999              1998              1997
                                                         -----------       -----------       -----------
Revenues:
     Sales, net                                          $    32,725       $    31,995       $    34,193
     Licensing and royalty income                              1,869             1,200               150
                                                         -----------       -----------       -----------
          Total revenues                                      34,594            33,195            34,343
Cost and Expenses:
     Cost of sales                                            17,606            17,321            17,653
     Selling, general and administrative expenses             14,064            15,359            14,795
     Product development and research expenses                 1,418             1,425             1,675
                                                         -----------       -----------       -----------

Operating profit (loss)                                        1,506              (910)              220

Interest expense, net                                         (4,109)           (3,443)           (1,853)
Other income (expense), net                                       31                33               (11)
                                                         -----------       -----------       -----------
Loss before benefit for income taxes and
     extraordinary gain                                       (2,572)           (4,320)           (1,644)
Benefit for income taxes                                        (601)           (1,291)             (436)
                                                         -----------       -----------       -----------

Loss before extraordinary item                                (1,971)           (3,029)           (1,208)
Extraordinary gain on early extinguishment of debt,
   net of income tax expense of $224                             387                --                --
                                                         -----------       -----------       -----------

Net loss                                                 $    (1,584)      $    (3,029)      $    (1,208)
                                                         ===========       ===========       ===========

Loss per share:
     Basic and diluted:
     Loss before extraordinary gain                      $      (.21)      $      (.32)      $      (.13)
     Extraordinary gain, net of tax                              .04                --                --
                                                         -----------       -----------       -----------
     Net loss                                            $      (.17)      $      (.32)      $      (.13)
                                                         ===========       ===========       ===========

     Average number of common shares:
     Basic and diluted                                     9,604,768         9,470,413         9,457,938
                                                         ===========       ===========       ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                1999           1998           1997
                                                                              --------       --------       --------
Cash flows from operating activities:
     Net loss                                                                 $ (1,584)      $ (3,029)      $ (1,208)
     Reconciliation of net loss to net cash provided from operating activities:
          Depreciation and amortization                                          1,027            992          1,037
          Amortization of deferred financing costs and debt discount               123             --             --
          Extraordinary gain on early extinguishment of debt, net of tax          (387)            --             --
          Gain on sale of assets                                                   (30)           (62)            --
          Write off of other assets                                                140            558             --
          Provision for loss on accounts and notes receivable
                 and inventories                                                 1,116          1,482          1,610
          Recognition of deferred revenue                                         (203)          (242)          (150)
          Issuance of stock to 401(k) plan                                          82             --             40
          Benefit for deferred income taxes                                       (611)        (1,321)          (447)
          Interest expense relating to put feature of warrants                     854             --             --
          Warrants issued to lenders under prior extension agreements              223            645             --
          Stock option compensation expense:
               Non-employee stock options                                           49            149             47
               Directors' stock issuance                                           116             94             --
          Other, net                                                                --             17            (50)
     Changes in operating assets and liabilities:
          Accounts receivable                                                      158            239            721
          Inventories                                                           (2,244)           374         (1,735)
          Receivable due under royalty agreement                                     8           (328)         1,000
          Prepaid and other current assets                                         238            333            398
          Accounts payable and accrued expenses                                  1,856            929          1,123
          Deferred revenue                                                         275             59             --
          Short-term notes payable, operating                                     (814)            --             --
          Income taxes payable                                                      (1)           (73)            51
                                                                              --------       --------       --------
Net cash provided from operating activities                                        391            816          2,437
                                                                              --------       --------       --------

Cash flows from investing activities:
     Capital expenditures                                                       (1,064)          (607)          (636)
     Proceeds from sale of assets                                                   40            165             --
     (Increase) decrease in other assets                                            17           (191)            68
                                                                              --------       --------       --------
Net cash used in investing activities                                           (1,007)          (633)          (568)
                                                                              --------       --------       --------

Cash flows from financing activities:
     Borrowings under term loan                                                  7,000             --          2,358
     Borrowings under subordinated note agreements, net of discount              4,158             --             --
     Cash proceeds from issuance of warrants to lenders                          2,842             --             --
     Borrowings under revolving credit agreement                                11,584             --             --
     Repayment of revolving credit agreement                                    (5,876)            --             --
     Repayments of debt                                                        (18,657)          (236)        (3,443)
     Payments of deferred financing costs                                       (1,659)           (75)            --
     Proceeds from exercise of common stock options                                 --             --             95
     Change in book overdraft                                                      572             --             --
                                                                              --------       --------       --------
Net cash used in financing activities                                              (36)          (311)          (990)
                                                                              --------       --------       --------

Net (decrease) increase in cash and cash equivalents                              (652)          (128)           879
Cash and cash equivalents at beginning of year                                   1,068          1,196            317
                                                                              --------       --------       --------
Cash and cash equivalents at end of year                                      $    416       $  1,068       $  1,196
                                                                              ========       ========       ========


   The accompanying notes are an integral part of the consolidated financial statements.

               See Note 4 for Supplemental Cash Flow information.

                           IGI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                            COMMON STOCK                      ADDITIONAL
                                                                            ------------           STOCK       PAID-IN
                                                                         SHARES        AMOUNT    SUBSCRIBED    CAPITAL
                                                                         ------        ------    ----------    -------
Balance January 1, 1997                                                 9,572,681       $ 96       $ 175       $19,115
Settlement of litigation                                                                            (175)         (118)
Exercise of stock options, including tax benefits of $7                    30,000                                  122
Issuance of stock to 401(k) plan                                                                                   (92)
Value of stock options issued to non-employees                                                                      47
Interest earned on stockholders' notes
Reserve on stockholders' notes receivable
Net loss
                                                                       ----------       ----       -----       -------
Balance, December 31, 1997                                              9,602,681         96          --        19,074

Issuance of stock pursuant to Directors' Stock Plan                        46,250          1                        93
Value of stock options issued to non-employees                                                                     149
Value of warrants issued under extension agreement                                                                 645
Interest earned on stockholders' notes
Reserve on stockholders' notes receivable
Net loss
                                                                       ----------       ----       -----       -------
Balance, December 31, 1998                                              9,648,931         97          --        19,961

Issuance of stock pursuant to Directors' Stock Plan                        66,509          1                       115
Partial settlement of amounts due to stockholder in lieu of cash          417,744          4                       720
Value of stock options issued to non-employees                                                                      49
Value of warrants issued under second extension agreement                                                          223
Issuance of stock to 401(k) Plan                                                                                  (440)
Net loss
                                                                       ----------       ----       -----       -------
Balance, December 31, 1999                                             10,133,184       $102       $  --       $20,628
                                                                       ==========       ====       =====       =======

                                                                       STOCKHOLDERS'   ACCUMU-                       TOTAL
                                                                           NOTES        LATED       TREASURY     STOCKHOLDERS'
                                                                        RECEIVABLE     DEFICIT        STOCK         EQUITY
                                                                        ----------     -------        -----         ------
Balance January 1, 1997                                                   $(114)      $ (7,735)      $(2,518)      $ 9,019
Settlement of litigation                                                                                 243           (50)
Exercise of stock options, including tax benefits of $7                                                  (20)          102
Issuance of stock to 401(k) plan                                                                         132            40
Value of stock options issued to non-employees                                                                          47
Interest earned on stockholders' notes                                      (10)                                       (10)
Reserve on stockholders' notes receivable                                    94                                         94
Net loss                                                                                (1,208)                     (1,208)
                                                                          -----       --------       -------       -------
Balance, December 31, 1997                                                  (30)        (8,943)       (2,163)        8,034

Issuance of stock pursuant to Directors' Stock Plan                                                                     94
Value of stock options issued to non-employees                                                                         149
Value of warrants issued under extension agreement                                                                     645
Interest earned on stockholders' notes                                       (3)                                        (3)
Reserve on stockholders' notes receivable                                    33                                         33
Net loss                                                                                (3,029)                     (3,029)
                                                                          -----       --------       -------       -------
Balance, December 31, 1998                                                   --        (11,972)       (2,163)        5,923

Issuance of stock pursuant to Directors' Stock Plan                                                                    116
Partial settlement of amounts due to stockholder in lieu of cash                                                       724
Value of stock options issued to non-employees                                                                          49
Value of warrants issued under second extension agreement                                                              223
Issuance of stock to 401(k) Plan                                                                         522            82
Net loss                                                                                (1,584)                     (1,584)
                                                                          -----       --------       -------       -------
Balance, December 31, 1999                                                $  --       $(13,556)      $(1,641)      $ 5,533
                                                                          =====       ========       =======       =======


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

                           IGI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of the Business

            IGI, Inc. ("IGI" or the "Company") is a diversified company engaged in three business segments:

            - Consumer Products Business - production and marketing of cosmetics and skin care products,

            - Companion Pet Products Business - production and marketing of companion pet products such as veterinary pharmaceuticals, nutritional supplements and grooming aids; and

            - Poultry Vaccines Business - production and marketing of poultry vaccines and related products.

      Principles of Consolidation

      The consolidated financial statements include the accounts of IGI, Inc. and its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investment in an affiliated company with a 20% ownership interest is accounted for under the cost method.

      Cash Equivalents

      Cash equivalents consist of short-term investments which, at the date of purchase, have maturities of 90 days or less. Book overdraft balances of $572,000 have been reclassified to accounts payable in the Consolidated Balance Sheets at December 31, 1999.

      Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, accounts receivable, notes receivable and certain restricted investments. The Company limits credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with two high credit quality financial institutions. Accounts receivable includes customers in several key geographic areas. Of these, Mexico, Indonesia, Thailand and certain other Latin American and Far Eastern countries are important markets for the Company's poultry vaccines and other products. These countries have from time to time experienced varying degrees of political unrest and currency instability. Because of the volume of business transacted by the Company in these areas, continuation or recurrence of such unrest or instability could adversely affect the businesses of its customers in these areas or the Company's ability to collect its receivables from such customers, which in either case could adversely impact the Company's future operating results. In order to minimize risk, the Company maintains credit insurance for the majority of its international accounts receivable and all sales are denominated U.S. dollars to minimize currency fluctuation risk.

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

      Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operating results.

      Other Assets

      Other assets include cost in excess of net assets of businesses acquired of $325,000, which is being amortized on a straight-line basis over 40 years. Deferred financing costs include fees paid to the lenders and external legal counsel to assist the Company in obtaining new financing. These costs are being amortized over the term of the related debt.

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through future cash flows. If it is determined that an impairment has occurred based on expected future cash flows, the loss is then recognized in the income statement.

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

      Stock-Based Compensation

      Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method). Such amount, if any, is accrued over the related vesting period, as appropriate. Since the Company uses the intrinsic value method, it makes pro forma disclosures of net income and earnings per share as if the fair-value based method of accounting had been applied.

      Financial Instruments

      The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable, restricted Common Stock, notes payable and short-term debt. The carrying value of these instruments approximates the fair value.

      Revenue Recognition

      Sales, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of products. Revenues earned under research contracts or licensing and supply agreements are either recognized when the related contract provisions are met, or, if under such contracts or agreements the Company has continuing obligations, the revenue is initially deferred and then recognized over the life of the agreement.

      Product Development and Research

      The Company's research and development costs are expensed as incurred.

      Net Loss per Common Share

      Basic net loss per share of Common Stock was computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed using the weighted average number of shares of Common Stock and potential dilutive stock outstanding during the period. Potential dilutive Common Stock includes shares issuable upon the exercise of Common Stock options and warrants. The effect of the Company's potential dilutive Common Stock was anti-dilutive for the years ended December 31, 1999, 1998, and 1997; as a result, basic and diluted weighted average number of Common Shares outstanding and net loss per common share is the same.

      Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Since inception, the Company has not had transactions that are required to be reported in other comprehensive income. Comprehensive income (loss) for each period presented is equal to the net loss for each period as presented in the Consolidated Statements of Operations.

    Business Segments

    In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach indicates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information included in Note 17, "Business Segments."

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

2.  INVESTMENTS

    The Company has a 20% investment in Indovax, Ltd., an Indian poultry vaccine company, which investment, because of the lack of significant influence, is accounted for using the cost method. Dividends received from Indovax were $0 in 1999, $22,000 in 1998 and $23,000 in 1997. Other investments include 271,714 shares of restricted Common Stock of IMX Corporation ("IMX"), a publicly-traded company, valued at $0.31 and $1.75 per share as of December 31, 1999 and 1998, respectively, received pursuant to an exclusive Supply Agreement (the "Supply Agreement") dated September 30, 1997 between the Company and IMX. These shares are restricted both by governmental and contractual requirements and the Company is unsure if or when it will be able to sell these shares. Through December 31, 1999, the Company had not yet recognized income related to this agreement. The total investment in IMX stock was $84,000 at December 31, 1999 and $475,000 at December 31, 1998, with corresponding amounts reflected as deferred income in the accompanying Consolidated Balance Sheets.

    Under the IMX agreement, the Company agreed to manufacture and supply 100% of IMX's requirements for certain products at prices stipulated in the exclusive Supply Agreement, subject to renegotiation subsequent to 1998. The Company is currently involved in discussions with IMX concerning possible modifications to the Supply Agreement as the Company has determined that it will not supply the products stipulated by the Supply Agreement but may supply certain other products based on negotiations with IMX.

3.  SUPPLY AND LICENSING AGREEMENTS

    In 1996, the Company entered into a license and supply agreement with Glaxo Wellcome, Inc. ("Glaxo"). The agreement granted Glaxo exclusive rights to market the WellSkin(TM) product line in the United States to physicians. Under the terms of the agreement, IGI manufactured these products for Glaxo. This agreement provided for Glaxo to pay royalties to IGI based on sales, and to pay a $1,000,000 advance royalty to IGI in 1997 of which $300,000 was non-refundable. The advance royalty was recorded as deferred income. In December 1998, the license and supply agreement with Glaxo was terminated. The termination provided that IGI would purchase all of Glaxo's inventory and marketing materials related to the WellSkin(TM) line in exchange for a $200,000 promissory note, due and payable in December 1999 bearing interest at a rate of 11%. The Company also issued a promissory note to Glaxo for $608,000, representing the unearned portion of the advance royalty in exchange for Glaxo transferring all rights to the WellSkin(TM) trademark to IGI. This note bears interest at a rate of 11% and to date the Company has paid $200,000 and is to pay $200,000 and $208,000 in June 2000 and December 2000, respectively. In connection with the termination agreement, IGI reduced cost of sales by $404,000 in 1998 for amounts owed to Glaxo that were forgiven. In 1999, 1998 and 1997, IGI recognized $0, $326,000 and $150,000, respectively, of royalty income under the Glaxo Agreement.

    In December 1998, the Company entered into a ten-year supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provided that Genesis would pay the Company a $1,000,000 trademark and technology transfer fee, in four equal annual payments, which is being recognized as revenue over the life of the agreement. In addition, Genesis will pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. Genesis also purchased WellSkin(TM) inventory and marketing materials previously purchased by the Company from Glaxo for $200,000.

    In March 1997, IGI granted Kimberly Clark ("Kimberly") the worldwide rights to use certain patents and technologies in the industrial hand care and cleaning products field. Upon signing the agreement, Kimberly paid IGI a $100,000 license fee that was recognized as revenue by the Company. The agreement requires Kimberly to make royalty payments based on quantities of material produced. The Company was also guaranteed minimum royalties over the term of the agreement. In both 1999 and 1998, the Company recognized $133,000 as income as a result of the agreement. In July 1999, the Company signed a new exclusive license agreement with Kimberly which terminated the agreement dated March 1997. The July 1999 agreement granted Kimberly an exclusive license pertaining to the patents and improvements within the field of industrial hand care and cleansing products for non-retail markets. The new agreement will be in effect from July 29, 1999 through July 30, 2000. Under the new agreement, Kimberly paid the Company consideration of $120,000 which is being recognized over the term of the agreement.

    The Company entered into a ten-year license agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a license to produce and sell Novasome(R) microencapsulated retinoid products for royalties to the Company on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $1,210,000 and $433,000 of income related to this agreement for the years ended December 31, 1999 and 1998, respectively.

    In April 1998, the Company entered into a research and development agreement with National Starch and Chemical Company ("National Starch") to evaluate Novasome(R) technology. The agreement provided for a minimum of at least six, or up to as many as nine, monthly payments commencing in June 1998 plus $100,000 for the purchase of a patented Novamix(R) machine. The Company recognized $60,000 and $210,000 in licensing income in 1999 and 1998, respectively, related to the National Starch agreement. The agreement ended in June of 1999.

    In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a Division of Ethicon, Inc., worldwide rights for use of the Novasome(R) technology for certain products and distribution channels. The agreement provided for an up-front license fee of $150,000, which was recognized as revenue by the Company in 1998, and future royalty payments based on JJM's sales of licensed products. The Company is guaranteed minimum royalties over the ten-year term of the agreement. In 1999, the Company recognized $126,000 of royalty income.

    See also Note 2 "Investments" for a description of the IMX Supply Agreement.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for income taxes and interest during the years ended December 31, 1999, 1998, and 1997 were as follows:

                                            1999          1998          1997
                                           -------        ------       -------
                                                      (in thousands)
Income taxes paid (refunded), net          $    (1)       $    0       $   (33)
Interest                                     2,153         2,163         1,853

      In addition, during the years ended December 31, 1999, 1998, and 1997, the Company had the following non-cash financing and investing activities:

                                                                         1999        1998       1997
                                                                         ----       -----        ---
                                                                                (in thousands)
      Accrual for additions to other assets                              $ --       $  40        $--
      Tax benefits of exercise of common stock options                     --          --         --
                                                                                                   7
      Treasury stock repurchased                                           --          --         20
      Note payable to Glaxo (See Notes 3 and 7)                            --         808         --
      Note receivable from Genesis (See Note 3)                            --        (112)        --
      Partial settlement of amounts due to stockholder in
         Company Common Stock  (See Note 15)                              725          --         --

See Note 2 "Investments" for discussion regarding IMX investment.

5.    INVENTORIES

      Inventories as of December 31, 1999 and 1998 consisted of:

                       1999         1998
                      ------       ------
                          (in thousands)
Finished goods        $2,445       $2,785
Raw materials          2,464        2,210
Work-in-process        3,853        2,411
                      ------       ------
                      $8,762       $7,406
                      ======       ======

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, at cost, as of December 31, 1999 and 1998 consisted of:

                                                 1999            1998
                                               --------        --------
                                                    (in thousands)
Land                                           $    625        $    625
Buildings                                         9,796           9,748
Machinery and equipment                          10,598           9,986
Construction in progress                            329              --
                                               --------        --------
                                                 21,348          20,359
Less accumulated depreciation                   (11,567)        (10,880)
                                               --------        --------
Property, plant and equipment, net             $  9,781        $  9,749
                                               ========        ========

      The Company recorded depreciation expense of $864,000, $861,000 and $925,000 in 1999, 1998 and 1997, respectively.

7.    NOTES PAYABLE

           Notes payable at December 31, 1999 and 1998 consisted of:

                                   1999           1998
                                  -------        -------
                                       (in thousands)
Glaxo (See Note 3)                $   408        $   808
Other                                  --            261
                                  -------        -------
                                      408          1,069
Less current portion                 (408)          (661)
                                  -------        -------
                                  $    --        $   408
                                  =======        =======

      The Company's licensing and supply agreement with Glaxo was terminated in December 1998, resulting in the issuance of a $200,000 promissory note which bore interest at a rate of 11% and was paid in December 1999. The Company also issued a promissory note to Glaxo for $608,000 bearing interest at 11%, which represents the unearned portion of the advance royalty. Principal and interest amounts are payable semi-annually; the Company made the first payment of $200,000 in December 1999 and will make payments of $200,000 and $208,000 in June 2000 and December 2000, respectively.

8.    DEBT

     Debt as of December 31, 1999 and 1998 consisted of:

                                                                             1999            1998
                                                                           --------        --------
                                                                                 (in thousands)

Revolving credit facility                                                  $  5,708        $  6,657
Credit line                                                                      --          12,000
Term loan under Senior Debt Agreement                                         7,000              --
Notes under Subordinated Debt Agreement                                       7,000              --
                                                                           --------        --------
                                                                             19,708          18,657
Less unamortized debt discount under Subordinated Debt Agreement
(See Note 9)                                                                 (2,775)             --
                                                                           --------        --------
                                                                             16,933          18,657
Less revolving credit facility and current portion of long-term debt         (6,175)        (18,657)
                                                                           --------        --------
                                                                           $ 10,758        $     --
                                                                           ========        ========

      Aggregate annual principal payments due on debt for the years subsequent to December 31, 1999 are as follows:

           YEAR                           (in thousands)
           ----                            ------------
           2000                              $ 6,175
           2001                                  933
           2002                                  933
           2003                                  933
           2004 and thereafter                10,734
                                             -------
                                             $19,708
                                             =======

      On October 29, 1999, the Company entered into a $22 million senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation and a $7 million subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, Ltd.

      These agreements enabled the Company to retire approximately $18.6 million of outstanding debt with its former bank lenders, Fleet Bank, NH, and Mellon Bank, N.A. In connection with the repayment of their loans, the Company's former bank lenders agreed to return to the Company, for cancellation, warrants held by them for the purchase of 810,000 shares of the Company's Common Stock at exercise prices ranging from $2.00 to $3.50. Also, approximately $611,000 of accrued interest was waived by the former bank group and is classified as an extraordinary gain from the early extinguishment of debt in the 1999 Consolidated Statements of Operations.

      The Senior Debt Agreement provides for a revolving line of credit facility of up to $12 million based upon qualifying accounts receivable and inventory, a $7 million term loan and a $3 million capital expenditures credit facility. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank offered rate plus 3.25%. The borrowings under the term loan and capital expenditure credit facility bear interest at the prime rate plus 1.5% or the London Interbank offered rate plus 3.75%. As of December 31, 1999, borrowings under the revolving line of credit, term loan and capital expenditures credit facility were $5,708,000, $7,000,000 and $0, respectively. Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet Capital to sweep cash receipts from vendors and pay down the line of credit. Drawdowns on the line of credit are made when needed to fund operations. Quarterly repayments of the term loan begin on August 1, 2000 in the amount of $233,000. Repayments of the capital expenditures credit facility are to be made quarterly over a five year period after any initial drawdown.

      Borrowings under the Subordinated Debt Agreement bear interest, payable monthly, at the rate of 12.5%, ("cash portion of interest on subordinated debt"), plus an additional interest component at the rate of 2%, ("Additional interest component") which is payable at the Company's election in cash or in Company Common Stock. As of December 31, 1999, borrowings under the subordinated notes were $7,000,000, offset by an unamortized debt discount of $2,775,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement, the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. (See Note 9, "Detachable Stock Warrants".)

      American Capital Strategies, Ltd. has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owns any Common Stock, or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. At December 31, 1999 American Capital Strategies, Ltd. had one observer on the Company's Board of Directors.

      Borrowings under these new agreements amounted to $19.7 million at December 31, 1999. The new agreements enabled the Company to retire approximately $18.6 million outstanding with the previous bank lenders, cover associated closing costs and provide a borrowing facility for working capital and capital expenditures. To secure all of its obligations under these agreements, the Company has granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries.

      These agreements contain financial and other covenants and restrictions. The Company was not in compliance under certain covenants under the agreements related to the fixed charges coverage ratio, maximum debt to equity ratio and accounts payable ratio as of December 31, 1999; however, the lenders involved have amended, as of April 12, 2000, the related agreements to waive the defaults as of December 31, 1999.

      In connection with the amendment to the Subordinated Debt Agreement, American Capital Strategies, Ltd. agreed to defer the payment of its cash portion of interest on subordinated debt from the period April 2000 to July 2000 until July 31, 2000. Interest payment of its cash portion of interest on subordinated debt will be payable at the end of each subsequent three month period thereafter. Furthermore, the existing Additional interest component at the rate of 2% was increased to 2.25%, which is payable at the Company's election in cash or in Company Common Stock. The increase of .25% in the Additional interest component is in effect through March 2001 at which time the Additional interest component rate is adjusted back down to 2%.

      Despite its new financing arrangements, the Company remains highly leveraged; furthermore, availability for borrowings under the revolving line of credit facility is dependent on the level of its qualifying accounts receivable and inventory. The Company expects to maintain compliance with the covenants contained it its loan agreements through the year 2000.

9.    DETACHABLE STOCK WARRANTS

                                                   1999           1998
                                                  ------       --------
                                                         (in thousands)

Initial valuation                                 $2,842       $     --
Mark-to-market adjustment                            854             --
                                                  ------       --------
                                                  $3,696       $     --
                                                  ======       ========

      In connection with the October 29, 1999 refinancing, specifically the $7 million subordinated debt agreement, the Company issued warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share to American Capital Strategies, Ltd.

      These warrants contain a right ("the put") to require the Company to repurchase the warrants or the Common Stock acquired upon exercise of such warrants at their then fair market value under certain circumstances, including the earliest to occur of the following: a) October 29, 2004; b) the date of payment in full of the Senior Debt and Subordinated Debt and all senior indebtedness of the Company; or c) the sale of the Company or 30% or more of its assets. The repurchase is to be settled in cash or Common Stock, at the option of American Capital Strategies, Ltd. Due to the put feature and the potential cash settlement which is outside of the Company's control, the warrants are recorded as a liability which is marked-to-market, with changes in the market value being recognized as a component of interest expense in the period of change.

      The warrants issued to American Capital Strategies, Ltd. were valued at issuance date utilizing the Black-Scholes model and initially recorded as a liability of $2,842,000. A corresponding debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which includes principal of $7,000,000 and the initial warrant liability of $2,842,000. The debt discount is being amortized to interest expense over the term of the Subordinated Debt Agreement. In 1999, the Company recognized $854,000 of non-deductible interest expense associated with the mark-to-market adjustment of the warrants. The underlying liability for the put is marked-to-market with changes to market value being recognized as a component of interest expense.

      On April 12, 2000, American Capital Strategies, Ltd. amended its loan agreement whereby the put provision was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate American Capital Strategies, Ltd., in either Common Stock or cash, at the option of the Company, in the event that American Capital Strategies, Ltd. ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants multiplied by the number of shares obtained upon exercise. Fair value of the Common Stock upon exercise is defined as the 30 day average value prior to notice of exercise. American Capital Strategies, Ltd. must exercise reasonable effort to sell or place its shares in the marketplace over a 180 day period before it can invoke the make-whole provision. As a result of the amendment, the liability recognized related to the warrants will be reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000.

10.   STOCK OPTIONS

      Under the 1988 Non-Qualified Stock Option Plan, options have been granted to consultants, scientific advisors and employees to purchase a maximum of 250,000 shares of Common Stock. Options outstanding under this plan at December 31, 1999 are generally exercisable in cumulative increments over four years commencing one year from the date of grant. The 1988 Non-Qualified Stock Option Plan formalized the granting of individual non-qualified stock options which had been granted to officers and directors at prices equal to the fair market value of the Company's stock on the date the options were granted. Exercise of the majority of these options may be made at any time during a ten year period commencing on the date of grant.

      Under the 1989 and 1991 Stock Option Plans, options have been granted to key employees, directors and consultants to purchase a maximum of 500,000 and 2,600,000 shares of Common Stock, respectively. Options, having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Both incentive stock options and non-qualified stock options have been granted under the 1989 Plan and the 1991 Plan. Incentive stock options are generally exercisable in cumulative increments over four years commencing one year from the date of grant. Non-qualified options are generally exercisable in full beginning six months after the date of grant.

      In October 1998, the Company adopted the 1998 Directors Stock Plan. Under this plan, 200,000 shares of the Company's Common Stock are reserved for issuance to non-employee directors, in lieu of payment of directors' fees in cash. In 1999 and 1998, 67,000 and 46,000 shares of Common Stock were issued as consideration for directors' fees, respectively. The Company recognized $116,000 and $94,000 of expense related to these shares during the years ended December 31, 1999, and 1998, respectively.

      Effective November 23, 1998, the Company's Board of Directors approved the repricing of all outstanding options issued to then current employees and consultants to $2.44 per share, 115% of the market value of the Company's Common Stock on that date. The Board also approved the repricing of 225,000 options held by the Chief Executive Officer to $2.66 per share, 125% of the market value of the Company's Common Stock on that date. As a result, 331,465 and 225,000 outstanding options at November 23, 1998 were effectively rescinded and reissued at exercise prices of $2.44 and $2.66, respectively. This resulted in a non-cash expense related to non-employees of $84,000 being reflected in 1998 operating results. All other conditions, such as term of option and vesting schedules, remained unchanged.

      In December 1998, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan ("Plan"). An aggregate of 300,000 shares of Common Stock may be issued pursuant to this plan. All the Company and its subsidiaries' employees, including an officer or director who is also an employee, are eligible to participate in the Plan. Shares under this plan are available for purchase at 85% of the fair market value of the Company's stock on the first or last day of the offering, whichever is lower. The Plan is implemented through offerings; the first offering commenced August 26, 1999 and terminated December 31, 1999. The Company issued 27,000 shares pursuant to this initial offering. Each offering thereafter will begin on the first day of each year and end on the last day of each year.

      In March 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan ("1999 Plan"). The 1999 Plan replaces all presently authorized stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 1,200,000 shares of Common Stock. A total of 872,000 options, having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under this plan at December 31, 1999 are generally exercisable in cumulative increments over four years commencing one year from date of grant.

      In September 1999, the Company's Board of Directors approved the 1999 Director Stock Option Plan. The 1999 Director Stock Option Plan provides, through 2002, for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. In September 1999, a total of 300,000 options were granted to non-employee directors. The options granted under the 1999 Director Stock Option plan vest in full twelve months after their respective grant dates and have a maximum term of ten years.

      Stock option transactions in each of the past three years under the aforementioned plans in total were:

                                              1989, 1991 AND 1999 PLANS                            1988 NON-QUALIFIED PLAN
                                   ------------------------------------------------      -------------------------------------------
                                                                      WEIGHTED                                           WEIGHTED
                                     SHARES      PRICE PER SHARE     AVERAGE PRICE       SHARES     PRICE PER SHARE    AVERAGE PRICE
                                  -----------    ---------------     -------------       ------     ---------------    -------------
January 1, 1997 shares
     Under option                 2,209,015      $3.65 - $9.88         $6.89             286,500      $3.97 - $6.80      $4.92
     Granted                         111,500     $3.75 - $5.69         $4.17                  --                 --         --
     Exercised                       (10,000)           $3.65          $3.65             (20,000)     $3.97              $3.97
     Cancelled                     (176,050)     $3.97 - $9.88         $7.21            (100,000)     $5.67              $5.33
                                  ----------                                            ---------
December 31, 1997 shares
     Under option                 2,134,465      $3.75 - $9.88         $6.74             166,500      $4.70 - $6.80      $4.78
     Granted                        491,450      $1.94 - $3.81         $2.56                  --                 --         --
     Exercised                           --                 --            --                  --                 --         --
     Cancelled                     (652,250)     $2.00 - $9.88         $6.52            (166,500)     $2.66 - $6.80      $4.78
     Rescinded                     (506,465)     $4.70 - $9.88         $6.75              (50,000)    $4.70              $4.70
     Reissued                       506,465      $2.44 - $2.66         $2.52               50,000     $2.66              $2.66
                                  ----------                                            ---------
December 31, 1998 shares
     Under option                 1,973,665      $1.94 - $9.88         $4.68                   --
                                                                                        =========
     Granted                      1,447,000      $1.56 - $2.00         $1.62
     Exercised                           --                 --
     Cancelled                     (173,465)     $2.00 - $8.58         $3.67
                                  ---------
December 31, 1999 shares
     Under option                 3,247,200      $1.56 - $9.88         $3.37
                                  =========
Shares subject to outstanding
     options exercisable at:
     December 31, 1997            1,854,715                            $6.89             166,500                         $4.78
                                  =========                            =====             =======                         =====
     December 31, 1998            1,599,840                            $5.18                  --                         $  --
                                  =========                            =====             =======                         =====


     December 31, 1999            1,909,866                            $4.52                  --                         $  --
                                  =========                            =====             =======                         =====


      The Company uses the intrinsic method to account for stock options. The Company has recorded compensation expense of $49,000, $108,000 and $46,000 in 1999, 1998 and 1997, respectively, for options granted to consultants, including the effects of the 1998 repricing.

      If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma loss amounts indicated below:

                                     1999             1998             1997
                                   ---------        ---------        ---------
                                   (in thousands, except per share information)

Net loss - as reported             $  (1,584)       $  (3,029)       $  (1,208)
Net loss - pro forma                  (1,943)          (3,618)          (1,403)
Loss per share - as reported
      Basic and diluted            $    (.17)       $    (.32)       $    (.13)
Loss per share - pro forma
      Basic and diluted            $    (.21)       $    (.38)       $    (.15)

      The pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998 and 1997:

           ASSUMPTIONS                              1999                1998                 1997
           -----------                              ----                ----                 ----
      Dividend yield                                  0%                  0%                   0%
      Risk free interest rate                   4.93% - 6.36%       4.47% - 5.89%        5.84% -  6.63%
      Estimated volatility factor              59.52% - 63.73%     39.51% - 47.87%      40.02% - 43.68%
      Expected life                                 6 - 9 years         6 - 9 years          6 - 9 years

      The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999:


                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                     --------------------------------------              -----------------------
                                                     WEIGHTED     WEIGHTED                              WEIGHTED
                                                      AVERAGE      AVERAGE                              AVERAGE
     RANGE OF                         NUMBER OF       REMAINING     EXERCISE              NUMBER OF      EXERCISE
EXERCISE PRICE                         OPTIONS     LIFE (YEARS)      PRICE                OPTIONS        PRICE
--------------                         -------     ------------   -----------             ---------     ---------
$1.00 to $  2.00                      1,670,250           9.30       $1.64                    416,938       $1.63
$2.01 to $  3.00                        506,450           4.75       $2.55                    445,303       $2.53
$3.01 to $  4.00                        215,500           8.24       $3.41                    192,625       $3.39
$4.01 to $  5.00                         20,000           1.00       $4.62                     20,000       $4.62
$5.01 to $  6.00                        200,000           6.10       $5.76                    200,000       $5.76
$6.01 to $  7.00                        290,000           5.15       $6.66                    290,000       $6.66
$7.01 to $  8.00                        140,000           3.47       $7.47                    140,000       $7.47
$8.01 to $  9.00                        150,000           5.29       $8.47                    150,000       $8.47
$9.01 to $10.00                          55,000           1.96       $9.66                     55,000       $9.66
                                      ----------                                            ---------

$1.56 to $  9.88                      3,247,200           8.13       $2.65                  1,909,866       $2.94
                                      =========                                             =========


11.   INCOME TAXES

      The benefit for income taxes attributable to earnings before income taxes and extraordinary gain included in the Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997, was as follows:

                                                                1999           1998         1997
                                                                -----        -------        -----
                                                                          (in thousands)
     Current tax expense:
          Federal                                               $  --        $    14        $  --
          State and local                                           9             16           11
                                                                -----        -------        -----
     Total current tax expense                                      9             30           11
                                                                -----        -------        -----
     Deferred tax expense (benefit)
          Federal                                                (505)        (1,161)        (637)
          State and local                                        (105)          (160)         190
                                                                -----        -------        -----
     Total deferred tax benefit                                  (610)        (1,321)        (447)
                                                                -----        -------        -----
Total benefit for income taxes                                  $(601)       $(1,291)       $(436)
                                                                =====        =======        =====


      The charge for income taxes related to the extraordinary gain of $611,000 for the year ended December 31, 1999 consisted of $200,000 of deferred federal income taxes and $24,000 of deferred state income taxes.

      The benefit for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss before extraordinary items as a result of the following:

                                                                               1999           1998         1997
                                                                             -------        -------        -----
                                                                                         (in thousands)
     Statutory benefit                                                       $  (874)       $(1,469)       $(559)
     Non-deductible interest expense relating to mark-to-market of put           290             --           --
         warrants (See Note 9)
     Other non-deductible expenses                                                72            111           51
     State income taxes, net of federal benefit                                   30           (240)        (164)
     Research and development tax credits                                        (19)           (33)         (65)
     (Decrease) Increase in valuation allowance                                 (106)           393          299
     Other, net                                                                    6             53            2
                                                                             -------        -------        -----
                                                                             $  (601)       $(1,291)       $(436)
                                                                             =======        =======        =====

      Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 1999 and 1998, consisted of the following:

                                                          1999           1998
                                                         -------        -------
                                                              (in thousands)
     Property, plant and equipment                       $  (384)       $  (498)
     Prepaid license agreement                             1,168          1,389
     Deferred royalty payments                               127            212
     Tax operating loss carryforwards                      3,672          3,046
     Tax credit carryforwards                                684            651
     Reserves on inventory                                   407            510
     Inventory                                               412            537
     Non-employee stock options                              156            217
     Other future deductible temporary differences           606            525
     Other future taxable temporary differences              (43)           (65)
                                                         -------        -------
                                                           6,805          6,524
     Less:  valuation allowance                             (955)        (1,061)
                                                         -------        -------
     Deferred taxes, net                                 $ 5,850        $ 5,463
                                                         =======        =======


      The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its plans to sell the benefit of certain state net operating losses, its expectations for the future, and the expiration dates of the net operating loss carryforwards. As a result, the Company has concluded it is not likely it will be able to fully realize certain of these deferred tax assets. The Company establishes full valuation allowances for net operating losses related to a specific subsidiary and for all net operating losses expiring before 2002 in the states where the Company does not plan on selling the benefit of the net operating losses. Where the Company intends to sell the benefit of the state net operating losses, a valuation allowance is established so that the net deferred tax asset is reflected at its net realizable value.

      Operating loss and tax credit carryforwards for tax reporting purposes as of December 31, 1999 were as follows:

                                                                      (in thousands)
                                                                      -------------
Federal:
     Operating losses (expiring through 2019)                             $9,432
     Research tax credits (expiring through 2019)                            567
     Alternative minimum tax credits (available without expiration)           28
State:
     Net operating losses - New Jersey (expiring through 2006)             7,412
     Net operating losses - other states (expiring through 2019)           2,285
     Research tax credits - New Jersey (expiring through 2006)                90

      Federal net operating loss carryforwards that expire through 2019 have significant components expiring in 2007 (36%), 2018 (40%) and 2019 (20%).


12.   COMMITMENTS AND CONTINGENCIES

      The Company leases manufacturing and warehousing space, machinery and equipment and automobiles under non-cancelable operating lease agreements expiring at various dates in the future. Rental expense aggregated approximately $362,000 in 1999, $371,000 in 1998, and $348,000 in 1997. Future minimum rental commitments under non-cancelable operating leases as of December 31, 1999 are as follows:

                YEAR                                                                    (IN THOUSANDS)
                                                                                        --------------

                2000                                                                       $57
                2001                                                                        50
                2002                                                                        32
                2003                                                                        20
                2004                                                                         5

13.   U.S. REGULATORY PROCEEDINGS

      The Company has substantially resolved the legal and regulatory issues which arose in 1997 and 1998. For most of 1997 and 1998, the Company was subject to intensive government regulatory scrutiny by the U.S. Departments of Justice, Treasury and Agriculture. In June 1997, the Company was advised by the Animal and Plant Health Inspection Service ("APHIS") of the United States Department of Agriculture ("USDA") that the Company had shipped quantities of some of its poultry vaccine products without complying with certain regulatory and record keeping requirements. The USDA subsequently issued an order that the Company stop shipment of certain products. Shortly thereafter, in July 1997, the Company was advised that USDA's Office of Inspector General ("OIG") had commenced an investigation into possible violations of the Virus Serum Toxin Act of 1914 and alleged false statements made to APHIS.

      Based upon these events the Board of Directors caused an immediate and thorough investigation of the facts and circumstances of the alleged violations to be undertaken by independent counsel. The Company also took steps to obtain the approval of APHIS for resumption of shipments, including the submission of an amended and modified regulatory compliance program, improved testing procedures, and other safeguards. Based upon these actions, APHIS began lifting the stop shipment order within a month of its issuance and released all remaining products on March 27, 1998.

      On March 24, 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding their pending investigations and proceedings. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which will continue through the period ending October 31, 2001. The expense of settling with these agencies was reflected in the 1998 results of operations. The settlement does not affect the informal inquiry being conducted by the SEC, nor does it affect possible governmental action against former employees of the Company.

      In April 1998, the U.S. Securities and Exchange Commission ("SEC") advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. At December 31, 1999, the informal inquiry remained open; however, management does not expect that the inquiry will have a material adverse effect on the financial position, cash flows or operations of the Company.

      Other Pending Matters

      On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc. and certain of its present and former directors, officers and employees. The suit, which seeks approximately $420,000 in actual damages together with fees, costs and interests, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997.

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

14.   EXPORT SALES

      Export revenues by the Company's domestic operations accounted for approximately 33% of the Company's total revenues in 1999, 32% in 1998, and 35% in 1997. The following table shows the geographical distribution of the Company's total revenues:

                                  1999          1998          1997
                                 -------       -------       -------
                                            (in thousands)
      Latin America              $ 3,038       $ 4,445       $ 4,593
      Asia/Pacific                 5,250         3,787         4,659
      Europe                       1,335         1,151         1,263
      Africa/Middle East           1,681         1,380         1,362
                                 -------       -------       -------
                                  11,304        10,763        11,877
      United States/Canada        23,290        22,432        22,466
                                 -------       -------       -------
      Total revenues             $34,594       $33,195       $34,343
                                 =======       =======       =======

      Export sales net accounts receivable balances at December 31, 1999 and 1998 approximated $4,044,000 and $4,002,000, respectively.

15.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      The Company's former Chief Executive Officer had chosen to defer his salary earned in 1999 and 1998 until the Company's cash flow stabilized. Compensation earned which was to be deferred under this plan would have been $460,000 and $380,000 for 1999 and 1998, respectively.

      In September 1999, the Company's Board of Directors agreed to settle the Company's obligation in shares of Company Common Stock. The total settlement to date of $725,000 in the form of 417,744 shares reflects compensation earned from January 1998 through September 1999. The breakdown of the dollar amounts and resulting number of shares is as follows: $610,000 representing the period from January 1998 through June 1999 was settled using the September 15 grant price of $1 3/4, resulting in the issuance of 348,571 shares, and $115,000 representing the period from July 1999 through September 1999 was settled using the average trading price for the five days prior to the end of the third quarter, resulting in the issuance of 69,173 shares.

      Accrued compensation of $115,000 in the Consolidated Balance Sheets as of December 31, 1999 represents compensation earned during the period October 1999 through December 1999. This amount will be settled in Company Common Stock in the first quarter of 2000.

16.   EMPLOYEE BENEFITS

      The Company has a 401(k) contribution plan, pursuant to which employees, who have completed six months of employment with the Company or its subsidiaries as of specified dates, may elect to contribute to the plan, in whole percentages, up to 18% of compensation, subject to a minimum contribution by participants of 2% of compensation and a maximum contribution of $10,000 for 1999. The Company contribution is in the form of Company Common Stock, which is vested immediately. The Company matches 25% of the first 5% of compensation contributed by participants and contributes, on behalf of each participant, $4 per week of employment during the year. The Company has recorded charges to expense related to this plan of approximately $77,000, $82,000, and $113,000 for the years 1999, 1998 and 1997, respectively.

17.   BUSINESS SEGMENTS

      The Company has three reportable segments: Consumer Products, Companion Pet Products and Poultry Vaccines. Products from each of the segments serve different markets, use different channels of distribution, and, for two of the segments, have different forms of government oversight.

      Consumer Products Business

      IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome(R) microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies. Revenues from the Company's Consumer Products business were principally based on formulations using the Novasome(R) encapsulation technology. Sales to Estee Lauder accounted for $4,237,000 or 13% of 1999 sales, $3,494,000 or 11% for 1998, and $2,408,000 or 7% in 1997.

      Companion Pet Products

      The Company sells its Companion Pet Products to the veterinarian market under the EVSCO Pharmaceuticals trade name and to over-the-counter ("OTC") pet products market under the Tomlyn and Luv'Em labels.

      The EVSCO line of veterinary products is used by veterinarians in caring for dogs and cats, and includes pharmaceuticals such as antibiotics, anti-inflammatories and cardiac drugs, as well as nutritional supplements, vitamins, insecticides and diagnostics. Product forms include gel, tablets, creams, liquids, ointments, powders, emulsions and shampoos. EVSCO also produces professional grooming aids for dogs and cats.

      EVSCO products are manufactured at the Company's facility in Buena, New Jersey and are sold through distributors to veterinarians. The facility operates in accordance with Good Manufacturing Practices ("GMP") of the federal Food and Drug Administration ("FDA").

      The Tomlyn product line includes pet grooming, nutritional and therapeutic products, such as shampoos, grooming aids, vitamin and mineral supplements, insecticides and OTC medications. The products are manufactured at the Company's facility in Buena, New Jersey, and are sold directly to pet superstores and through distributors to independent merchandising chains, shops and kennels. Most of the Company's veterinary products are sold through distributors.

      Poultry Vaccines

      The Company produces and markets poultry vaccines manufactured by the chick embryo, tissue culture and bacteriologic methods. The Company produces vaccines for the prevention of various chicken and turkey diseases and has more than 60 vaccine licenses granted by the USDA. The Company also produces and sells nutritional, anti-infective and sanitation products used primarily by poultry producers. The Company sells these products in the United States and, through its export sales staff, to local distributors in other countries. The sales force is supplemented and supported by technical and customer service personnel. The USDA regulates the Company's vaccine production in the United States.


Summary Segment Data

      Summary data related to the Company's reportable segments for the three years ended December 31, 1999 appears below:

                                   CONSUMER   COMPANION PET    POULTRY
                                   PRODUCTS     PRODUCTS       VACCINES      CORPORATE*      CONSOLIDATED
                                   --------   -------------    --------      ----------      ------------
                                                             (in thousands)
1999
     Revenues                       $6,938       $13,595       $ 14,061        $    --        $ 34,594
     Operating profit                3,913         3,850         (1,041)        (5,216)          1,506
     Depreciation and amortization     188           254            557             28           1,027
     Identifiable assets             3,885         6,994         13,178          9,805          33,862
     Capital expenditures               57           207            800             --           1,064
1998
     Revenues                       $5,839       $12,513       $ 14,843        $    --        $ 33,195
     Operating profit (loss)         3,688         2,844           (517)        (6,925)           (910)
     Depreciation and amortization     199           206            560             27             992
     Identifiable assets             4,886         5,660         13,190          8,320          32,056
     Capital expenditures                9           186            412             --             607
1997
     Revenues                       $5,255       $12,444       $ 16,644        $    --        $ 34,343
     Operating profit (loss)         1,473         2,577          1,202         (5,032)            220
     Depreciation and amortization     161           225            625             26           1,037
     Identifiable assets             4,466         6,386         15,434          7,464          33,750
     Capital expenditures                4            96            536             --             636

*     Note:

(A) Unallocated corporate expenses are principally general and administrative expenses.

(B) Corporate assets represent fixed assets, deferred tax assets, cash and cash equivalents and deferred financing costs.

(C)  Transactions between reportable segments are not material.

                           IGI, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)


         COL. A                       COL. B                    COL. C                   COL. D       COL. E
         ------                       ------                                             ------       ------
                                                              ADDITIONS
                                                    ----------------------------
                                      BALANCE      (1)   CHARGED                                      BALANCE
                                   AT BEGINNING       TO COSTS     (2) CHARGED TO                     AT END
      DESCRIPTION                    OF PERIOD      AND EXPENSES   OTHER ACCOUNTS     DEDUCTIONS     OF PERIOD
      -----------                  ------------     ------------   --------------     ----------     ---------
December 31, 1997:
Allowance for doubtful accounts       $  238             $  793       $   --          $  128(A)       $  903
Inventory valuation allowance            617                603           --             107(B)        1,113
Other asset valuation allowance          186                 --           --             186(A)           --
Valuation allowance on net
     deferred tax assets                 369                299           --              --             668

December 31, 1998:
Allowance for doubtful accounts       $  903             $  150       $   --          $  537(A)       $  516
Inventory valuation allowance          1,113              1,332           --           1,089(B)        1,356
Valuation allowance on net
     deferred tax assets                 668                382           11              --           1,061

December 31, 1999:
Allowance for doubtful accounts       $  516             $  243       $   --          $  320(A)       $  354
Inventory valuation allowance          1,356                873           --           1,361(B)          868
Valuation allowance on net
     deferred tax assets               1,061                 --           --             105(C)          955


(A) Relates to write-off of uncollectible accounts and recoveries of previously reserved amounts.

(B)  Disposition of obsolete inventories.

(C) Relates to reduction in the valuation allowance as a result of the expiration of certain state net operating losses in 1999, for which full valuation allowances had previously been provided.

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

 **(10.5) Extension of Employment Agreement by and between the Company and Edward B. Hager dated as of March 14, 1995. [Incorporated by reference to Exhibit (10)(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-08568, filed March 31, 1995.]

 **(10.6) Amendment to Employment Agreement by and between the Company and Edward B. Hager dated as of October 1, 1997. [Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-08568, filed November 13, 1997.]

 **(10.7) IGI, Inc. Non-Qualified Stock Option Plan. [Incorporated by reference to Exhibit (3)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 001-08568, filed March 30, 1992 (the "1991 Form 10-K".)]

 **(10.8) IGI, Inc. 1991 Stock Option Plan, [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991.]

 **(10.9) Amendment No. 1 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 11, 1993. [Incorporated by reference to
             Exhibit 10(p) to the 1992 Form 10-K.]

**(10.10)    Amendment No. 2 to IGI, Inc. 1991 Stock Option Plan as approved by
             Board of Directors on March 22, 1995. [Incorporated by reference to the Appendix to the Company's Proxy Statement for the Annual
             Meeting of Stockholders held May 9, 1995, filed April 14, 1995.]

**(10.11)    Amendment No. 3 to IGI, Inc. 1991 Stock Option Plan as approved by
             Board of Directors on March 19, 1997. [Incorporated by reference to
             Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-08568, filed August 14,
             1997.]

**(10.12)    Amendment No. 4 to IGI, Inc. 1991 Stock Option Plan as approved by
             Board of Directors on March 17, 1998. [Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1998, File No. 001-08568, filed November 6, 1998.]

  (10.13) Form of Registration Rights Agreement signed by all purchasers of Common Stock in connection with private placement on January 2, 1992. [Incorporated by reference to Exhibit (3)(m) to the 1991 Form 10-K.]

  (10.14) License Agreement by and between Micro-Pak, Inc. and IGEN, Inc. [Incorporated by reference to Exhibit (10)(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-08568, filed March 29, 1996.]

  (10.15) Registration Rights Agreement between IGI, Inc. and SmithKline Beecham p.l.c. dated as of August 2, 1993. [Incorporated by reference to Exhibit (10)(s) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-08568, filed March 29, 1994.]

  (10.16) Supply Agreement, dated as of January 27, 1997, between IGI, Inc. and Glaxo Wellcome Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarter ended March 31, 1997, File No. 001-08568, filed June 16, 1997.]

**(10.17)    IGI, Inc. 1998 Director Stock Option Plan as approved by the Board of Directors on October 19, 1998. [Incorporated by reference to Exhibit (10.38) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-08568, filed
             April 12, 1999. (the "1998 Form 10-K".)]

  (10.18) Common Stock Purchase Warrant No. 5 to purchase 150,000 shares of IGI, Inc. Common Stock issued to Fleet Bank, NH on March 11, 1999. [Incorporated by reference to Exhibit (10.40) to the 1998 Form 10-K.]

  (10.19) Common Stock Purchase Warrant No. 7 to purchase 120,000 shares of IGI, Inc. Common Stock issued to Mellon Bank, N.A. on March 11, 1999. [Incorporated by reference to Exhibit (10.42) to the 1998 Form 10-K.]

**(10.20)    Employment Agreement, dated May 1, 1998, between IGI, Inc. and Paul
             Woitach. [Incorporated by reference to Exhibit (10.44) to the 1998
             Form 10-K.]

 *(10.21) Loan and Security Agreement by and among Fleet Capital Corporation and IGI, Inc., together with its subsidiaries, dated October 29, 1999.

 *(10.22) Revolving Credit Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999.

 *(10.23) Term Loan A Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999.

 *(10.24) Term Loan B Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999.

 *(10.25) Capital Expenditure Loan Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999.

 *(10.26) Trademark Security Agreement issued by IGI, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999.

 *(10.27) Trademark Security Agreement issued by IGEN, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999.

 *(10.28) Trademark Security Agreement issued by ImmunoGenetics, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999.

 *(10.29) Patent Security Agreement issued by IGI, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999.

 *(10.30) Patent Security Agreement issued by IGEN, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999.

 *(10.31) Pledge Agreement by and between Fleet Capital Corporation and IGEN, Inc., dated October 29, 1999.

 *(10.32) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Atlantic County, New Jersey) issued by IGI, Inc. to Fleet Capital Corporation, dated October 29, 1999.

 *(10.33) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Cumberland County, New Jersey) issued by IGI, Inc. to Fleet Capital Corporation, dated October 29, 1999.

 *(10.34) Subordination Agreement by and between Fleet Capital Corporation and American Capital Strategies, Ltd., dated October 29, 1999.

 *(10.35) Note and Equity Purchase Agreement by and among American Capital Strategies, Ltd. and IGI, Inc., together with its subsidiaries, dated as of October 29, 1999.

 *(10.36) Series A Senior Secured Subordinated Note issued by IGI, Inc., together with its subsidiaries, to American Capital Strategies, Ltd., dated as of October 29, 1999.

 *(10.37) Series B Senior Secured Subordinated Note issued by IGI, Inc., together with its subsidiaries, to American Capital Strategies, Ltd., dated as of October 29, 1999.

 *(10.38) Warrant to purchase 1,907,543 shares of IGI, Inc. Common Stock, issued to American Capital Strategies, Ltd. on October 29, 1999.

 *(10.39) Security Agreement issued by IGI, Inc., together with its subsidiaries, in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

 *(10.40) Trademark Security Agreement issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

 *(10.41) Trademark Security Agreement issued by ImmunoGenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

   *(10.42) Trademark Security Agreement issued by Blood Cells, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

   *(10.43) Trademark Security Agreement issued by IGEN, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

   *(10.44) Patent Security Agreement issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

   *(10.45) Patent Security Agreement issued by ImmunoGenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

   *(10.46) Patent Security Agreement issued by Blood Cells, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

   *(10.47) Patent Security Agreement issued by IGEN, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

   *(10.48) Georgia Leasehold Deed to Secure Debt issued by IGI, Inc. in favor of American Capital Strategies, dated as of October 29, 1999.

   *(10.49) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Cumberland County, New Jersey) issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

   *(10.50) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Atlantic County, New Jersey) issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

   *(10.51) Pledge and Security Agreement issued by IGI, Inc. and ImmunoGenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.

* **(10.52)  Employment Agreement between IGI, Inc. and Manfred Hanuschek dated as of July 26, 1999.

* **(10.53)  Amendment to Employment Agreement between Manfred Hanuschek and
             IGI, Inc., dated March 9, 2000.

* **(10.54)  Employment Agreement between IGI, Inc. and Robert McDaniel, dated as of September 1, 1999.

   *(10.55) Pledge Agreement by and between Fleet Capital Corporation and IGI, Inc., dated October 29, 1999.

* **(10.56)  Employment Agreement between IGI, Inc. and Rajiv Mathur, dated
             February 22, 1999.

   *(10.57) Amendment No.1 to the Note and Equity Purchase Agreement by and between American Capital Strategies, Ltd. and IGI, Inc., together with its subsidiaries dated as of April 12, 2000.

   *(10.58) Amendment to Loan and Security Agreement by and between Fleet Capital Corporation and IGI, Inc., together with its subsidiaries dated as of April 12, 2000.

   *(21)     List of Subsidiaries.

   *(23)     Consent of PricewaterhouseCoopers LLP.

   *(27.1)   Financial Data Schedules for the year ended December 31, 1999.

   *(27.2)   Financial Data Schedules for the year ended December 31, 1998.