Form 10-Q
period 2000-03-31
IGI INC
filed 2000-05-15
CIK 352998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For Quarter Ended                                Commission File No.
               MARCH 31, 2000                                       001-08568


                                    IGI, Inc.
                    (Exact name of registrant as specified in
                                  its charter)



                      DELAWARE                                        01-0355758
           (State or other jurisdiction of                         (I.R.S. Employer
            incorporation or organization)                        Identification No.)


     WHEAT ROAD AND LINCOLN AVENUE, BUENA, NJ                           08310
     (Address of principal executive offices)                         (Zip Code)


                                  856-697-1441
               Registrant's telephone number, including area code


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


                   Common Shares Outstanding at May 5, 2000

                                  10,173,629

                         ITEM 1. FINANCIAL STATEMENTS

                         PART I FINANCIAL INFORMATION

                          IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


(THOUSANDS, EXCEPT SHARE AND PER SHARE                          THREE MONTHS ENDED MARCH 31,
INFORMATION)                                                  -------------------------------

                                                                  2000               1999
                                                              ------------        -----------
Revenues:
     Sales, net                                               $      7,660        $     8,328
     Licensing and royalty income                                      794                415
                                                               ------------        -----------
         Total revenues                                              8,454              8,743


Cost and expenses:
     Cost of sales                                                   4,317              4,445

     Selling, general and administrative expenses                    3,300              3,615

     Product development and research expenses                         432                316
                                                              ------------        -----------

Operating profit                                                       405                367

Interest expense                                                     1,899                822
                                                              ------------        -----------

Loss before provision for income taxes                              (1,494)              (455)

Benefit for income taxes                                               448                136
                                                              ------------        -----------

Net loss                                                      $     (1,046)       $      (319)
                                                              ============        ===========


Basic and diluted net loss per common share                   $       (.10)       $      (.03)


Basic and diluted weighted average number of
     common shares outstanding                                  10,126,899          9,519,266


The accompanying notes are an integral part of the consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31, 2000
                                                                                 (UNAUDITED)   DECEMBER 31, 1999
                                                                              ---------------  -----------------
ASSETS                                                                             (AMOUNTS IN THOUSANDS)
Current assets:
     Cash and equivalents                                                         $    357        $    416
     Accounts receivable, less allowance for
     doubtful accounts of $357 and $354 in 2000 and 1999, respectively               6,266           6,061
     Licensing and royalty receivable                                                  606             432
     Inventories, net                                                                9,476           8,762
     Current deferred taxes, net                                                     1,096           1,096
     Prepaid and other current assets                                                1,060             348
                                                                                  --------        --------
          Total current assets                                                      18,861          17,115
Property, plant and equipment, net                                                   9,925           9,781
Deferred income taxes, net                                                           5,202           4,754
Deferred financing costs                                                             1,596           1,678
Investments                                                                            144             144
Other assets                                                                           386             390
                                                                                  --------        --------
          Total Assets                                                            $ 36,114        $ 33,862
                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit facility                                                       6,990           5,708
     Current portion of long-term debt                                                 700             467
     Current portion of notes payable                                                  961             408
     Accounts payable                                                                4,024           4,268
     Accrued payroll                                                                   492             253
     Due to stockholder                                                                  --            115
     Accrued interest                                                                  341             164
     Other accrued expenses                                                          1,909           2,150
     Income taxes payable                                                               10              15
                                                                                  --------        --------
          Total current liabilities                                                 15,427          13,548
Long-term debt, net of discount and current portion                                 10,884          10,758
Deferred income                                                                        253             327
Detachable stock warrants                                                            4,769           3,696
                                                                                  --------        --------
          Total Liabilities                                                         31,333          28,329
                                                                                  --------        --------

Commitments and contingencies                                                           --              --

Stockholders' equity:
     Preferred stock $.01 par value, 1,000,000 authorized,
          none outstanding                                                              --              --
     Common stock $.01 par value, 50,000,000 shares authorized;
     10,279,139 and 10,133,183 shares issued in 2000 and 1999, respectively            103             102
     Additional paid-in capital                                                     20,921          20,628
     Accumulated deficit                                                           (14,602)        (13,556)
                                                                                  --------        --------
Less treasury stock, 105,510 shares at cost in
          2000 and 1999, respectively                                               (1,641)         (1,641)
                                                                                  --------        --------
      Total stockholders' equity                                                     4,781           5,533
                                                                                  --------        --------
          Total Liabilities and Stockholders' Equity                              $ 36,114        $ 33,862
                                                                                  ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                   2000           1999
                                                                                  -------        -------
                                                                                   (AMOUNTS IN THOUSANDS)

Cash flows from operating activities:
     Net loss                                                                     $(1,046)       $  (319)
     Reconciliation of net loss to net cash (used by) provided by operating activities:
          Depreciation and amortization                                               269            237
          Amortization of deferred financing costs and debt discount                  184             --
          Write-off of other assets                                                    --             32
          Provision for loss on accounts receivable and inventories                   383            172
          Recognition of deferred revenue                                             (74)           (35)
          Benefit for deferred income taxes                                          (448)          (136)
          Accrued interest expense relating to put feature of warrants              1,073             --
          Stock compensation expense:
              Non employee stock options                                               23             --
              Directors' stock issuance                                                36             75
     Changes in operating assets and liabilities:
          Accounts receivable                                                        (209)           (96)
          Inventories                                                              (1,093)          (292)
          Receivables under royalty agreements                                       (174)           (14)
          Prepaid and other assets                                                     38            (61)
          Accounts payable and accrued expenses                                      (474)           610
          Income taxes payable                                                         (5)            --
          Short term notes payable, operating                                        (197)          (153)
                                                                                  -------        -------

               Net cash (used by) provided by operating activities:                (1,714)            20
                                                                                  -------        -------

Cash flows from investing activities:
     Capital expenditures                                                            (369)          (289)
     (Increase) in other assets                                                       (40)           (55)
                                                                                  -------        -------
               Net cash used by investing activities                                 (409)          (344)
                                                                                  -------        -------

Cash flows from financing activities:
     Borrowings under capital expenditures facility                                   257             --
     Borrowings under revolving credit agreement                                    9,741             --
     Repayments of revolving credit agreement                                      (8,459)            --
     Proceeds from exercise of common stock options and
           purchase of common stock                                                   120             --
     Change in book overdraft                                                         405             --
                                                                                  -------        -------
               Net cash provided by financing activities                            2,064             --
                                                                                  -------        -------

Net decrease in cash and equivalents                                                  (59)          (324)
Cash and equivalents at beginning of period                                           416          1,068
                                                                                  -------        -------
Cash and equivalents at end of period                                             $   357        $   744
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

      Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K Annual Report").

2.    DEBT AND STOCK WARRANTS

      On October 29, 1999, the Company entered into a $22 million senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation and a $7 million subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, Ltd.

      On April 12, 2000, American Capital Strategies, Ltd. amended its Subordinated Debt Agreement with the Company whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's common stock was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate American Capital Strategies, Ltd., in either Common Stock or cash, at the option of the Company, in the event that American Capital Strategies, Ltd. ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. American Capital Strategies, Ltd. must exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period before it can invoke the make-whole provision.

      The Company recorded a $1,073,000 provision reflected as interest expense for the mark-to-market adjustment for the fair value of the "put" warrant for the three month period ended March 31, 2000. As a result of the amendment, the liability recognized related to the warrants will be reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000. A reduction of interest expense of approximately $1.4 million will be recognized in the second quarter reflecting a decrease in the fair value of the warrants from April 1 to April 12, 2000.

      In connection with the amendment to the Subordinated Debt Agreement, American Capital Strategies, Ltd. also agreed to defer the payment by the Company of the cash portion of interest on subordinated debt, for the period April 1, 2000 to July 31, 2000, until July 31, 2000. Payment of the cash portion of interest on subordinated debt will be payable at the end of each subsequent three month period thereafter. Furthermore, the existing additional interest component at the rate of 2% was increased to 2.25%, which is payable at the Company's election in cash or in Company Common Stock. The increase of .25% in the additional interest component will be in effect through March 2001, at which time the additional interest component rate will be adjusted back down to 2%.

      The debt agreements contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. The covenants under the debt agreements were further amended on April 12, 2000. The financial covenants are dependent upon continued improved operating results. The Company remains highly leveraged; as a result, access to additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. Unfavorable product sales performance since April 1, 2000 has limited the available borrowing capacity of the Company under the revolving line of credit facility. If the

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

      Company's product sales do not improve or the Company is not successful in meeting its financial obligations, it could result in a default under its loan agreements and any such default, not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors. The Company believes it will be able to continue to be in compliance with its debt covenants; however, there can be no assurance it will be able to remain in compliance. A deterioration of operating results or an unfavorable outcome on regulatory proceedings would prevent the Company from being in compliance with its debt covenants.

3.    NET LOSS PER COMMON SHARE

      Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive stock outstanding during the period. Potential dilutive common stock includes shares issuable upon the exercise of common stock options and warrants. Because the Company recorded net losses in each period, the effect of the Company's potential dilutive common stock was anti-dilutive for the three months ended March 31, 2000 and 1999; as a result, basic and diluted weighted average number of common shares outstanding and net loss per common share is the same.

4.   INVENTORIES

     Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market

     Inventories at March 31, 2000 and December 31, 1999 consist of:

                                MARCH 31, 2000        DECEMBER 31, 1999
                                --------------        -----------------
                                         (AMOUNTS IN THOUSANDS)
Finished goods                       $4,009               $2,445
Work-in-process                       2,837                3,853
Raw materials                         2,630                2,464
                                     ------               ------
Total                                $9,476               $8,762
                                     ======               ======

5.   REGULATORY PROCEEDINGS AND LEGAL PROCEEDINGS

     The Company is subject to review, oversight and periodic inspections by governmental regulatory agencies such as the federal USDA and FDA and the New Jersey Department of Environmental Protection and the local department of health. The Company's Companion Pet Products segment is currently under review and inspection by the FDA. The results of such FDA inspection have not been completed, therefore, the ultimate outcome can not be determined at this time. An unfavorable outcome could result in fines and penalties and the potential halt of the sale of certain regulated products, all of which would have a material adverse impact to the Company.

     In April 1998, the U.S. Securities and Exchange Commission ("SEC") advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. At March 31, 2000, the informal inquiry remained open; however, management does not expect that the inquiry will have a material adverse effect on the financial position, cash flows or operation of the Company.

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

     The Company believes that the plaintiff's allegations are factually incorrect and legally inadequate and will defend the lawsuit vigorously. The Company believes that an unfavorable outcome in the suit would not have a

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     material adverse impact upon the Company's financial condition, although it could negatively affect the results of operations for the period in which the matter is resolved.

6.    BUSINESS SEGMENTS

      Summary data related to the Company's reportable segments for the three-month periods ended March 31, 2000 and 1999 appear below:

                              POULTRY       COMPANION    CONSUMER
                              VACCINES     PET PRODUCTS  PRODUCTS     CORPORATE*   CONSOLIDATED
                              --------     ------------  --------     ---------    ------------
2000
Revenues                      $ 3,189        $3,329       $1,936       $    --        $8,454
Operating profit (loss)          (381)          652        1,252        (1,118)          405
1999
Revenues                      $ 3,866        $3,319       $1,558       $    --        $8,743
Operating profit (loss)          (127)        1,009          850        (1,365)          367

      *  Notes

(A) Unallocated corporate expenses are principally general and administrative expenses.

(B)  Transactions between reportable segments are not material.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 1999 10-K Annual Report, that could cause actual results to differ materially from the Company's expectations. See "Factors Which May Affect Future Results" below and in the 1999 10-K Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

      The Company had a net loss of $1,046,000, or $.10 per share, for the three months ended March 31, 2000 as compared to a net loss of $319,000, or $.03 per share, for the first quarter ended March 31, 1999. The increase in the net loss compared to the prior year was primarily the result of a $1,073,000 mark-to-market valuation charge related to the put warrants issued in 1999 in conjunction with the American Capital Strategies, Ltd. subordinated notes.

      Total revenues for the quarter ended March 31, 2000 were $8,454,000, which represents a decrease of $289,000, or 3%, from revenues of $8,743,000 for the quarter ended March 31, 1999. The decrease in revenues was primarily attributable to decreased Poultry Vaccine sales partially offset by increased Consumer and Companion Pet Product revenues. Poultry Vaccine revenue decreased by $677,000 or 18% as a result of limited production capacity and lost customers at the Company's Vineland facility. Management has sought to modernize its Vineland poultry vaccine equipment and facilities and to increase production capacity. Limited production capacity and old equipment, combined with increased requirements for higher potency and larger volume vaccines has continued to limit Vineland's ability to produce vaccines. Consumer Products revenues increased $378,000, or 24%, for the first quarter of 2000 as a result of licensing and royalty income. Licensing and royalty income increased by $379,000 or 91% over the comparable period last year as a result of increased license revenue from Johnson & Johnson due to new product introductions. Companion Pet Products revenues increased $10,000 or .3% over the comparable quarter in 1999, primarily due to increased product sales.

      Cost of sales decreased by $128,000, or 3%, from the quarter ended March 31, 1999. As a percentage of revenues, cost of sales increased from 50.8% in the quarter ended March 31, 1999 to 51.1% in the quarter ended March 31, 2000. The resulting decrease in gross profit from 49.2% in 1999 to 48.9% in 2000 was attributable primarily to lower gross profit contribution by Poultry Vaccines related to reduced revenues, partially offset by increased licensing and royalty income.

      Selling, general and administrative expenses decreased by $315,000, or 9%, from $3,615,000 in the quarter ended March 31, 1999 to $3,300,000 in the quarter ended March 31, 2000. As a percentage of revenues, these expenses were 41% of revenues for the quarter ended March 31, 1999 compared to 39% in the quarter ended March 31, 2000. Selling and marketing expenses decreased by $28,000 compared to the same period last year principally related to lower vaccine selling expenses associated with lower vaccine sales. General and administrative expenses decreased by $287,000, or 22% compared to the first quarter 1999, primarily as a result of decreased professional fees.

      Product development and research expenses increased by $116,000, or 37%, compared to the quarter ended March 31, 1999. The increase was principally related to the timing of expenditures.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Net interest expense increased $1,077,000, or 131%, from $822,000 for the quarter ended March 31, 1999 to $1,899,000 in the quarter ended March 31, 2000. The increase was primarily due to the valuation of the put warrants issued in conjunction with the American Capital Strategies, Ltd. subordinated notes. These warrants are marked-to-market on a monthly basis; the first quarter 2000 charge of $1,073,000 is as a result of the increase in the market price of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES

      On April 12, 2000, American Capital Strategies, Ltd. amended its Subordinated Debt Agreement with the Company whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's common stock was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate American Capital Strategies, Ltd., in either Common Stock or cash, at the option of the Company, in the event that American Capital Strategies, Ltd. ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. American Capital Strategies, Ltd. must exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period before it can invoke the make-whole provision.

      The Company recorded a $1,073,000 provision reflected as interest expense for the mark-to-market adjustment for the fair value of the "put" warrant for the three month period ended March 31, 2000. As a result of the amendment, the liability recognized related to the warrants will be reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000. A reduction of interest expense of approximately $1.4 million will be recognized in the second quarter reflecting a decrease in the fair value of the warrants from April 1, 2000.

      In connection with the amendment to the Subordinated Debt Agreement, American Capital Strategies, Ltd. also agreed to defer the payment by the Company of the cash portion of interest on subordinated debt, for the period April 1, 2000 to July 31, 2000, until July 31, 2000. Payment of the cash portion of interest on subordinated debt will be payable at the end of each subsequent three month period thereafter. Furthermore, the existing additional interest component at the rate of 2% was increased to 2.25%, which is payable at the Company's election in cash or in Company Common Stock. The increase of .25% in the additional interest component is in effect through March 2001, at which time the additional interest component rate is adjusted back down to 2%.

      The debt agreements contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. The covenants under the debt agreements were further amended on April 12, 2000. The financial covenants are dependent upon continued improved operating results. The Company remains highly leveraged and as a result, access to additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. Unfavorable product sales performance since April 1, 2000 has limited the available borrowing capacity of the Company under the revolving line of credit facility. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in meeting its financial obligations, it could result in a default under its loan agreements and any such default, not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors.

      The Company's operating activities used $1,714,000 of cash during the three-month period ended March 31, 2000. The Company utilized approximately $409,000 in investing activities, which were primarily capital expenditures for the Company's manufacturing operations. Cash utilized in the Company's operating and investing activities were provided by the Company's financing activities, which primarily related to increased borrowings under the line of credit facility and capital expenditures facility.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REGULATORY PROCEEDING AND LEGAL PROCEEDINGS

     The Company is subject to review, oversight and periodic inspections by governmental regulatory agencies such as the federal USDA and FDA and the New Jersey Department of Environmental Protection and the local department of health. The Company's Companion Pet Products segment is currently under review and inspection by the FDA. The results of such FDA inspection have not been completed, therefore, the ultimate outcome can not be determined at this time. An unfavorable outcome could result in fines and penalties and the potential halt of the sale of certain regulated products, all of which would have a material adverse impact to the Company.

     In April 1998, the U.S. Securities and Exchange Commission ("SEC") advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. At March 31, 2000, the informal inquiry remained open; however, management does not expect that the inquiry will have a material adverse effect on the financial position, cash flows or operation of the Company.

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

FACTORS WHICH MAY AFFECT FUTURE RESULTS

HIGHLY LEVERAGED AND DEBT COVENANT COMPLIANCE

      The Company remains very highly leveraged and subject to restrictive covenants and restraints which are contained in its senior debt and subordinate debt agreements. The debt agreements contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. As a result, fluctuations in monthly performance can create constraints in available borrowings. The financial covenants are dependent upon continued improved operating results. The Company believes that it can achieve the requisite financial performance; however, there can be no assurance that the Company will be successful. If the Company is not successful in meeting its financial covenants it could result in a default under its loan agreements and any such default, not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors.

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

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMPETITION IN POULTRY VACCINE BUSINESS

      The Company is encountering increased price competition from other producers of poultry vaccines.

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

EFFECT OF RAPIDLY CHANGING TECHNOLOGIES

      The Company expects to license its technologies to third parties which would manufacture and market products incorporating these technologies. However, if its competitors develop new and improved technologies that are superior to the Company's technologies, its technologies could be less acceptable in the marketplace and therefore the Company's planned technology licensing could be materially adversely affected.

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

INCOME TAXES

      The Company had net deferred tax assets in the amount of approximately $5.9 million as of December 31, 1999 and $6.3 million as of March 31, 2000. The largest deferred tax asset relates to $3.7 million of net operating loss carryforwards. After considering a $955,000 valuation allowance at March 31, 2000, management believes the Company's remaining net deferred tax assets are more likely than not to be realized through the reversal of existing taxable temporary differences, the sale of certain state net operating losses, and the generation of sufficient future taxable operating income to ensure utilization of remaining deductible temporary differences, net operating losses and tax credits. The minimum level of future taxable income necessary to realize the Company's net deferred tax assets at March 31, 2000, was approximately $21 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its net deferred tax assets. Federal net operating loss carryforwards expire through 2019. Significant components expire in 2007, 2018 and 2019. Also federal research credits expire in varying amounts through the year 2019.

                           IGI, INC. AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      On April 12, 2000, American Capital Strategies, Ltd. amended its Subordinated Debt Agreement with the Company whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's common stock was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate American Capital Strategies, Ltd., in either Common Stock or cash, at the option of the Company, in the event that American Capital Strategies, Ltd. ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. American Capital Strategies, Ltd. must exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period before it can invoke the make-whole provision.

      The Company recorded a $1,073,000 provision reflected as interest expense for the mark-to-market adjustment for the fair value of the "put" warrant for the three month period ended March 31, 2000. As a result of the amendment, the liability recognized related to the warrants will be reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000. A reduction of interest expense of approximately $1.4 million will be recognized in the second quarter reflecting a decrease in the fair value of the warrants from April 1 to April 12, 2000.

                            PART II OTHER INFORMATION

Item 1 - Legal Proceedings

      There were no material developments in the legal matters previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Item 2 - Changes in Securities and Use of Proceeds

      None.

Item 3 - Defaults Upon Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      None.

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports

(a)   Exhibits:

      Exhibit 27.1 Financial Data Schedule for three months ended March 31, 2000


      (b)Reports on Form 8K

           None.

                           IGI, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                IGI, Inc.
                                                                (Registrant)




Date:     May 5, 2000              By:   /s/Paul Woitach
                                       -------------------------------------
                                       Paul Woitach
                                       President and Chief Executive Officer




Date:     May 5, 2000              By:   /s/Manfred Hanuschek
                                       -------------------------------------
                                       Manfred Hanuschek
                                       Senior Vice President and
                                       Chief Financial Officer