Form 10-Q
period 2000-06-30
IGI INC
filed 2000-08-11
CIK 352998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended                          Commission File No.
         JUNE 30, 2000                                001-08568


                                    IGI, Inc.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   01-0355758
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


WHEAT ROAD AND LINCOLN AVENUE, BUENA, NJ               08310
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


                   Common Shares Outstanding at August 11, 2000

                                   10,247,442

                          ITEM 1. FINANCIAL STATEMENTS

                          PART I FINANCIAL INFORMATION

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                             --------------------------           -------------------------
                                                                   2000              1999               2000              1999
                                                                   ----              ----               ----              ----
Revenues:
     Sales, net                                            $      7,694       $     8,504       $     15,354       $     16,832
     Licensing and royalty income                                   717               358              1,511                773
                                                           ------------       -----------       ------------       ------------
         Total revenues                                           8,411             8,862             16,865             17,605

Cost and expenses:
     Cost of sales                                                4,970             4,335              9,287              8,780
     Selling, general and administrative expenses                 3,210             3,553              6,510              7,168
     Product development and research expenses                      433               320                865                636
                                                           ------------       -----------       ------------       ------------
Operating profit (loss)                                            (202)              654                203              1,021
Interest expense (income), net                                     (564)              843              1,335              1,665
                                                           ------------       -----------       ------------       ------------

Income (loss) before provision for income taxes                     362              (189)            (1,132)              (644)
Benefit for income taxes                                            148                57                596                193
                                                           ------------       -----------       ------------       ------------

Net income (loss)                                          $        510       $      (132)      $       (536)      $       (451)
                                                           ============       ===========       ============       ============

Basic and diluted income (loss) per common share           $        .05       $      (.02)      $       (.05)      $       (.05)

Basic and diluted weighted average number of                 10,181,873         9,550,191         10,154,386          9,534,883
     common shares outstanding

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30, 2000
                                                                                     (UNAUDITED)               DECEMBER 31, 1999
                                                                                     -----------               -----------------
                                                                                              (amounts in thousands)
ASSETS
Current assets:
     Cash and equivalents                                                          $       443                    $      416
     Accounts receivable, less allowance for doubtful accounts                           6,701                         6,061
          of $431 and $354 in 2000 and 1999, respectively
     Licensing and royalty receivable                                                      720                           432
     Inventories, net                                                                    9,905                         8,762
     Current deferred taxes, net                                                         1,096                         1,096
     Prepaid and other current assets                                                      766                           348
                                                                                   -----------                     ---------
          Total current assets                                                          19,631                        17,115
Property, plant and equipment, net                                                       9,858                         9,781
Deferred income taxes, net                                                               5,349                         4,754
Deferred financing costs                                                                 1,566                         1,678
Investments                                                                                263                           144
Other assets                                                                               477                           390
                                                                                   -----------                     ---------
          Total Assets                                                             $    37,144                     $  33,862
                                                                                   ===========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit facility                                                           7,364                         5,708
     Current portion of long-term debt                                                  11,686                        11,225
     Current portion of notes payable                                                      829                           408
     Accounts payable                                                                    5,468                         4,268
     Accrued payroll                                                                       296                           253
     Due to stockholder                                                                      -                           115
     Accrued interest                                                                      536                           164
     Other accrued expenses                                                              2,001                         2,150
     Income taxes payable                                                                   10                            15
                                                                                   -----------                     ---------
          Total current liabilities                                                     28,190                        24,306
Long-term debt, net of discount and current portion                                      6,901                        10,758
Deferred income                                                                            298                           327
Detachable stock warrants                                                                    -                         3,696
                                                                                   -----------                     ---------
          Total Liabilities                                                             28,488                        28,329
                                                                                   -----------                     ---------

Commitments and contingencies                                                                -                             -

Stockholders' equity:
     Preferred stock $.01 par value, 1,000,000 authorized,                                   -                             -
          none outstanding
     Common stock $.01 par value, 50,000,000 shares authorized;                            103                           102
     10,314,140 and 10,133,183 shares issued in 2000 and 1999,
     respectively
     Additional paid-in capital                                                         24,286                        20,628
     Accumulated deficit                                                               (14,092)                      (13,556)
Less treasury stock, 105,510 shares at cost in
          2000 and 1999, respectively                                                   (1,641)                       (1,641)
                                                                                   -----------                     ---------
      Total stockholders' equity                                                         8,656                         5,533
                                                                                   -----------                     ---------
          Total Liabilities and Stockholders' Equity                               $    37,144                     $  33,862
                                                                                   ===========                     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------
                                                                                       2000             1999
                                                                                       ----             ----
                                                                                      (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                                      $   (536)        $   (451)
     Reconciliation of net loss to net cash (used by) provided by operating activities:
          Depreciation and amortization                                                 550              474
          Amortization of deferred financing costs and debt discount                    112               --
          Write-off of other assets                                                      --               70
          Provision for loss on accounts receivable and inventories                     792              231
          Recognition of deferred revenue                                              (148)             (70)
          Benefit for deferred income taxes                                            (595)            (194)
          Accrued interest expense relating to put feature of warrants                 (154)              --
          Stock compensation expense:
              Non employee stock options                                                 36               44
              Directors' stock issuance                                                  50              168
     Changes in operating assets and liabilities:
          Accounts receivable                                                          (650)            (125)
          Inventories                                                                (1,925)            (259)
          Receivables under royalty agreements                                         (288)             (43)
          Prepaid and other assets                                                      332               41
          Accounts payable and accrued expenses                                       1,466              826
          Income taxes payable                                                           (5)              --
          Short-term notes payable, operating                                          (329)            (275)
                                                                                   --------         --------

               Net cash (used by) provided by operating activities:                  (1,292)             437
                                                                                   --------         --------

Cash flows from investing activities:
     Capital expenditures                                                              (548)            (461)
    (Increase) in other assets                                                         (166)            (185)
                                                                                   --------         --------
               Net cash used by investing activities                                   (714)            (646)
                                                                                   --------         --------

Cash flows from financing activities:
     Borrowings under capital expenditures facility                                     257               --
     Borrowings under revolving credit agreement                                     17,800               --
     Repayments of revolving credit agreement                                       (16,144)              --
     Proceeds from exercise of common stock options and
           purchase of common stock                                                     120               --
                                                                                   --------         --------
               Net cash provided by financing activities                              2,033              --
                                                                                   --------         --------

Net decrease in cash and equivalents                                                     27             (209)
Cash and equivalents at beginning of period                                             416            1,068
                                                                                   --------         --------
Cash and equivalents at end of period                                              $    443         $    859
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

2. DEBT AND STOCK WARRANTS

   On October 29, 1999, the Company entered into a $22 million senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation ("Fleet") and a $7 million subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, Ltd., ("ACS").

   On April 12, 2000, ACS amended its Subordinated Debt Agreement with the Company whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's common stock was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate ACS, in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. ACS must exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period, beginning with the date of notice by ACS, before it can invoke the make-whole provision.

   The Company recorded a non-taxable $1,073,000 provision reflected as interest expense for the mark-to-market adjustment for the fair value of the "put" warrant for the three month period ended March 31, 2000. A non-taxable reduction of interest expense of $1,431,000 was recognized in the second quarter ended June 30, 2000, reflecting a decrease in the fair value of the warrants from April 1 to April 12, 2000. As a result of the April 12, 2000 amendment, the remaining liability at April 12, 2000 of $3,338,000 was reclassified to paid in capital. The April 12, 2000 amendment required the Company to file a shelf Registration Statement with respect to resales of shares acquired by ACS by October 9, 2000. If the registration is not filed by this date, the Company will be required to reverse the $1,431,000 interest expense reduction.

   In connection with the amendment to the Subordinated Debt Agreement, ACS also agreed to defer the payment by the Company of the cash portion of interest on subordinated debt for the period April 1, 2000 to July 31, 2000. Payment of the cash portion of interest on subordinated debt will be due at the end of each subsequent three month period thereafter. Furthermore, the existing additional interest component at the rate of 2% was increased to 2.25%, which is payable at the Company's election in cash or in Company Common Stock. The increase of .25% in the additional interest component will be in effect through March 2001, at which time the additional interest component rate will be adjusted back down to 2%.

   On June 26, 2000, the Company entered into an Asset Purchase Agreement dated as of June 19, 2000 (the "Vineland Agreement"), with Vineland International, a general partnership which has changed its name to Lohmann Animal Health International (the "Buyer"). The Vineland Agreement provides for the sale (the "Vineland Sale") by the Company to the Buyer of the assets associated with the business of manufacturing, marketing, licensing and selling poultry vaccines and related equipment conducted by the Vineland Laboratories division of the Company. In exchange for receipt of such assets, the Buyer will assume certain Company liabilities, in the aggregate, equal to approximately $2,300,000 and will pay the Company cash in the amount of $12,500,000, of which $500,000 will be placed in an escrow fund to secure potential obligations of

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


   the Company relating to final purchase price adjustments and indemnification. The Company's Board of Directors has approved the filing of a proxy statement. The SEC is conducting a review of the proxy statement. The sale is contingent on a majority approval of the holders of the outstanding shares of the Company's stock. The Company projects a $300 after tax gain on the Vineland sale offset by a $525 after tax extraordinary loss on the early extinguishment of debt.

   On June 26, 2000, the Company entered into Amendment No. 2 to Note and Equity Purchase Agreement with ACS. Pursuant to the Second Subordinated Amendment, the Company received $500,000 and issued to ACS $500,000 of Series C Senior Subordinated Notes due September 30, 2000 (the "Series C Notes"); and ACS waived compliance with certain financial covenants applicable to Borrower contained in the Subordinated Debt Agreement and modified certain interest payment dates with respect to the Notes. In addition, the Second Subordinated Amendment permits the Company to issue additional Series C Notes on July 31, 2000 to pay the interest then due and payable on the Notes and the Series C Notes. The Company will issue, in the beginning of August 2000, to ACS an additional Series C Note in the aggregate principal amount of approximately $300,000 for the interest due.

   Also, on June 26, 2000, the Company entered into a Second Amendment to Loan and Security Agreement dated as of June 23, 2000 (the "Second Senior Amendment") with Fleet, the Senior Lender. Pursuant to the Second Senior Amendment, the Company obtained an "overadvance" of $500,000 under the Revolving Loan (the "Overadvance"), repayable in full on the earlier to occur of September 22, 2000 or the date of the consummation of the Vineland Sale. Under the Second Senior Amendment, the Senior Lender agreed to forbear from exercising its right to accelerate the maturity of the Senior Loans upon the default by the Borrower under certain financial covenants (the "Forbearance Covenants") until the first to occur of: (a) September 22, 2000, (b) the date on which any default, other than a default under the Forbearance Covenants, occurs under the Senior Debt Agreement, as amended; or (c) the date of the termination of the Vineland Agreement.

   This Agreement may be terminated at any time prior to the closing by mutual consent of the Buyer and the Seller, or by either the Buyer or the Seller:

         1. if the transaction contemplated is not consummated on or before the date that is three (3) months after the date of this Agreement (September 19, 2000), unless the failure to consummate the transaction is the result of a material breach of this Agreement by the party seeking to terminate this Agreement; provided, however, that the passage of such period shall be tolled for any part thereof (but not exceeding ninety
                  (90) days in the aggregate) during which any party shall be subject to a non-final order, decree, ruling or action restraining, enjoining or otherwise prohibiting the consummation of the transaction;
         2. If any Governmental entity issues an order, decree or ruling or takes any other action permanently enjoining, restraining or otherwise prohibiting the transaction and such order, decree, ruling or other action shall have become final and non-appealable;
         3. If the stockholders of the Seller do not approve this Agreement and transaction.

   Under the Second Senior Amendment, the Senior Lender agreed to release its security interests in and liens on all property to be transferred by the Company to Buyer pursuant to the Vineland Sale (the "Vineland Collateral") upon consummation of the Vineland Sale. The release of the Vineland Collateral is conditioned upon the application of the proceeds of the Vineland Sale, net of certain closing and other costs approved by the Senior Lender, to repay the Loans, the Overadvance and the Series C Notes as follows: (i) first to repay the Overadvance in full; (ii) second, to repay that amount of the outstanding Revolving Loan equal to 85% of certain of the accounts receivable transferred to the Buyer pursuant to the Vineland Sale;
   (iii) third, to repay that amount of the Revolving Loan equal to 100% of the Revolving Loan made with respect to inventory transferred pursuant to the Vineland Sale; (iv) fourth, to repay in full the total amount of Capital Expenditure Loans then outstanding; (v) fifth, to repay in full the total amount of the Term B Loan then outstanding; (vi) sixth, to repay the Term A Loan in an amount sufficient to reduce the outstanding principal balance of the Term

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

   A Loan to $2,705,000; (vii) seventh, to pay the Series C Notes in an amount not to exceed $826,798.93; and (viii) eighth, to repay any portion of the then outstanding Revolving Loan.

   The debt agreements contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. The covenants under the debt agreements were further amended on April 12, 2000. The financial covenants are dependent upon continued improved operating results. The Company remains highly leveraged; as a result, access to additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. Unfavorable product sales performance since April 1, 2000 has limited the available borrowing capacity of the Company under the revolving line of credit facility. If the Company's product sales do not improve or the Company is not successful in meeting its financial obligations, it could result in a default under its loan agreements and any such default, if not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors. The Company believes it will be able to continue to be in compliance with its debt covenants through at least January 1, 2001 unless the sale of the Vineland Division is not approved by the shareholders. The Company believes the Vineland Sale will be approved by its shareholders. If the sale is not approved, the Company believes it will be able to consummate another asset sale, business restructuring and/or other activities such that it would remain in compliance with the covenants through at least January 1, 2001.

3. PER SHARE DATA

   Per share data is computed based upon the weighted average number of shares of common stock, adjusted for the potential conversion of dilutive common stock equivalents. The fully dilutive earnings per share data is not shown since the dilutive and basic are equal on June 30, 2000.

4. INVENTORIES

   Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market.

   Inventories at June 30, 2000 and December 31, 1999 consist of:

                           JUNE 30, 2000       DECEMBER 31, 1999
                           -------------       -----------------
                                 (AMOUNTS IN THOUSANDS)
    Finished goods           $  4,010              $  2,445
    Work-in-process             3,676                 3,853
    Raw materials               2,219                 2,464
                             --------              --------
    Total                    $  9,905              $  8,762
                             ========              ========


5. REGULATORY PROCEEDINGS AND LEGAL PROCEEDINGS

   The Company is subject to review, oversight and periodic inspections by governmental regulatory agencies such as the U.S. Securities and Exchange Commission (the "SEC"), the U.S. Department of Agriculture ("USDA"), the federal Food and Drug Administration ("FDA") and the New Jersey Department of Environmental Protection ("NJDEP") and the local department of health.

   FDA INSPECTION OBSERVATIONS

   On July 5, 2000, the FDA completed its inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. The Company is currently compiling its responses to the July 5, 2000 FDA report. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Pet Products Division. The

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

   aggregate annual sales volume for these products for the fiscal year ended December 31, 1999 was $1,059,000.

   Upon receipt of the Company's formal response to the July 5, 2000 observations, the FDA will evaluate the Company's response and will determine the ultimate outcome of the FDA inspection. An unfavorable outcome could result in fines, penalties and the potential halt of the sale of certain regulated products, any or all of which could have a material, adverse effect on the Company. The Company has incurred $634,000 year to date in related expenses to improve production, to meet documentation, procedural and regulatory compliance.

SEC INVESTIGATION

   On July 26, 2000, the Company reached an agreement in principle with the staff of the SEC to resolve matters arising with respect to the informal investigation of the Company commenced by the SEC in April 1998. Under the agreement, which will not be final until approved by the SEC, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the fiscal years 1995, 1996 and 1997. Further, in the agreement, the Company agrees to the entry of an order to cease and desist from any such violation in the future. There is no monetary penalty.

   The investigation and settlement focus on fraudulent actions taken by former members of the company's management. Upon becoming aware of the fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation which led to the termination of employment of those responsible. IGI then cooperated fully with the staff of the SEC and disclosed to the Commission the results of the internal investigation.

NJDEP ACTION

   On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected a company storage site in Buena, New Jersey and issued a Notice of Violation relating to the storage of waste materials in a number of trailers at the site. The Company has established a disposal and cleanup schedule and has commenced operations to remove materials from the site. Small amounts of hazardous waste were discovered and the Company was issued a notice of violation relating to the storage of these materials. The Company is cooperating with the authorities and expects the assessment of fines or penalties. The Company has expensed the full cost of $160,000 related to the disposal and cleanup.

COHANZICK PARTNERS, LP ACTION

   On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc. and certain of its present and former directors, officers and employees. The suit, which sought approximately $420,000 in actual damages together with fees, costs and interests, alleged violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The Company has settled this action without the expenditure of Company funds.

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.       BUSINESS SEGMENTS

   Summary data related to the Company's reportable segments for the six-month periods ended June 30, 2000 and 1999 appear below:

                                    POULTRY     COMPANION PET      CONSUMER
                                    VACCINES       PRODUCTS        PRODUCTS      CORPORATE *    CONSOLIDATED
                                    --------       --------        --------      -----------    ------------
                                                                (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30:
2000
Revenues                           $ 3,203         $ 3,374         $ 1,834        $    --         $ 8,411
Operating profit (loss)                (98)            (79)          1,167         (1,192)           (202)

1999
Revenues                             3,261           3,608           1,993             --           8,862
Operating profit (loss)               (287)          1,161           1,155         (1,375)            654

SIX MONTHS ENDED JUNE 30:
2000
Revenues                             6,392           6,703           3,770             --          16,865
Operating profit (loss)               (479)            573           2,419         (2,310)            203

1999
Revenues                             7,127           6,927           3,551             --          17,605
Operating profit (loss)               (414)          2,170           2,005         (2,740)          1,021

*Notes:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

      The Company had net income of $510,000 or $.05 per share, for the three months ended June 30, 2000 as compared to a net loss of $132,000, or $.02 per share, for the second quarter ended June 30, 1999. The increase in net income was primarily the result of the reduction of interest expense of $1,431,000 reflecting the decrease from April 1, 2000 to April 12, 2000 in the fair value of a "put" provision related to warrants granted to ACS. On April 12, 2000 the ACS Subordinated notes were amended, whereby the "put" provision was replaced by a "make-whole" feature.

      Total revenues for the quarter ended June 30, 2000 were $8,411,000, which represents a decrease of $451,000 or 5%, compared to revenues $8,862,000, for the quarter ended June 30, 1999. The decrease is due to lower Companion Pet and Consumer Product revenues. Companion Pet Product revenue decreased $234,000 or 7% primarily due to lost revenues from a product recall and a decrease in shipments by distributors who are reducing inventory to increase their inventory turnover. Consumer Product revenue decreased $159,000 or 8% mainly from reduced sales to Estee Lauder of $508,000 offset by higher licensing and royalty income of $358,000 primarily from Johnson & Johnson due to new product introductions by it. Poultry Vaccine revenue decreased $58,000 or 2% as a result of lost customers of the Company's Vineland Division.

      Cost of sales increased by $635,000, or 15%, from the quarter ending June 30, 1999. As a percentage of revenues, cost of sales increased from 49% in the quarter ended June 30, 1999 to 59% in the quarter ended June 30, 2000. The resulting decrease in gross profit from 51% in 1999 to 41% in 2000 is the result of unusual charges of $536,000 for consulting and other related costs for Petcare Products documentation, procedural and regulatory compliance issues, $154,000 for hazardous waste removal and $335,000 for Pet Product recall and inventory related reserve. In addition, on May 17, 2000, an oil tank spill occurred at the Poultry Vaccine Vineland facility, in which $167,000 in expenses were incurred to clean up the oil spill. Excluding the unusual charges above of $1,192,000, this would have resulted in a 55% gross profit for the quarter.

      Selling, general and administrative expenses decreased by $343,000, or 10%, from $3,553,000 in the quarter ended June 30, 1999 to $3,210,000 in the quarter ended June 30, 2000. As a percentage of revenues, these expenses were 40% of revenues for the quarter ended June 30, 1999 compared to 38% in the quarter ended June 30, 2000. Selling and marketing expenses decreased by $38,000 compared to the same period last year principally related to lower vaccine selling expenses. General and administrative expenses decreased by $305,000, or 22% compared to the second quarter 1999, primarily as a result of decreased professional fees, management compensation and additional cost saving measures implemented.

      Product development and research expenses increased by $113,000 or 35%, compared to the quarter ended June 30, 1999. The increase is mainly for additional research staff to work on new and existing projects.

      Net interest expense changed by $1,407,000, from $843,000 net interest expense for the three months ended June 30, 1999 to net interest income of $564,000 for the three months ended June 30, 2000. The decrease is a result of the amendment of the ACS Subordinated notes, whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's stock was replaced by a "make-

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      whole" feature. The interest expense reduction of non-taxable $1,431,000 reflects the decrease in the fair value of the warrants from April 1, 2000 to April 12, 2000.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

      The Company had a net loss of $536,000, or $.05 per share, for the six months ended June 30, 2000 as compared to a net loss of $451,000, or $.05 per share, for the six months ended June 30, 1999. The increase in the net loss compared to the prior year was primarily due to decreased revenues and increased cost of sales offset by decreased operating expenses and decreased interest expense.

      Total revenues for the six months ended June 30, 2000 were $16,865,000, which represents a decrease of $740,000, or 4%, from revenues of $17,605,000 for the six months ended June 30, 1999. The decrease in revenues was primarily attributable to decreased Poultry Vaccine and Companion Pet sales partially offset by increased Consumer revenues. Poultry Vaccine revenue decreased by $735,000 or 10% as a result of limited production capacity and lost customers at the Company's Vineland business. Management has sought to modernize its Vineland poultry vaccine equipment and facilities and to increase production capacity. Limited production capacity and old equipment, combined with increased requirements for higher super potency and larger volume vaccines has continued to limit Vineland's ability to produce sufficient quantities of vaccines. Companion Pet Products revenues decreased $224,000 or 3% under the comparable six months in 1999 due to lost revenues from a product recall and a decrease in shipments by distributors who are reducing inventory to increase their inventory turnover. Consumer Products revenues increased $219,000, or 6%, for the six months of 2000 as a result of licensing and royalty income. Licensing and royalty income increased by $738,000 or 95% over the comparable period last year as a result of increased license revenue from Johnson & Johnson due to it's new product introductions.

      Cost of sales increased by $507,000, or 6%, from the six months ended June 30, 1999. As a percentage of revenues, cost of sales increased from 50% in the six months ended June 30, 1999 to 55% in the six months ended June 30, 2000. The resulting decrease in gross profit from 50% in 1999 to 45% in 2000 is the result of unusual charges of $634,000 for consulting and other related costs for Petcare Products documentation, procedural and regulatory compliance issues, $160,000 for hazardous waste removal and $335,000 for Pet Product recall and inventory related reserve. In addition, on May 17, 2000, an oil tank spill occurred at the Poultry Vaccine Vineland facility. $167,000 in expenses was incurred to clean up the oil spill. Excluding the unusual charges above of $1,296, 000, this would have resulted in a 53% gross profit for the six months ended June 30, 2000.

      Selling, general and administrative expenses decreased by $658,000, or 9%, from $7,168,000 in the six months ended June 30, 1999 to $6,510,000 in the six months ended June 30, 2000. As a percentage of revenues, these expenses were 41% of revenues for the six months ended June 30, 1999 compared to 39% in the six months ended June 30, 2000. Selling and marketing expenses decreased by $65,000 compared to the same period last year principally related to lower vaccine selling expenses. General and administrative expenses decreased by $593,000, or 22% compared to the six months ended 1999, primarily as a result of decreased professional fees, management compensation and director fees and additional cost saving measures implemented.

      Product development and research expenses increased by $229,000, or 36%, compared to the six months ended June 30, 1999. The increase is principally for additional research staff to work on new and existing projects.

      Net interest expense decreased $330,000, or 20%, from $1,665,00 for the six months ended June 30, 1999 to $1,335,000 in the six months ended June 30, 2000. The decrease is a result of the amendment of the ACS Subordinated notes, whereby the "put" provision associated with the original warrants granted to purchase

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      1,907,543 shares of the Company's stock were replaced by a "make-whole" feature. The non-taxable interest expense reduction of $1,431,000 reflects the decrease in the fair value of the warrants from April 1, 2000 to April 12, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      On April 12, 2000, ACS amended its Subordinated Debt Agreement with the Company whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's common stock was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate ACS, in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. ACS must exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period before it can invoke the make-whole provision.

      The Company recorded a non-taxable $1,073,000 provision reflected as interest expense for the mark-to-market adjustment for the fair value of the "put" warrant for the three month period ended March 31, 2000. As a result of the amendment, the liability recognized related to the warrants was reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000. A non-taxable reduction of interest expense of approximately $1,431,000 was recognized in the second quarter reflecting a decrease in the fair value of the warrants from April 1, 2000.

      In connection with the amendment to the Subordinated Debt Agreement, ACS also agreed to defer the payment by the Company of the cash portion of interest on subordinated debt for the period April 1, 2000 to July 31, 2000 until July 31, 2000. Payment of the cash portion of interest on subordinated debt will be payable at the end of each subsequent three month period thereafter. Furthermore, the existing additional interest component at the rate of 2% was increased to 2.25%, which is payable at the Company's election in cash or in Company Common Stock. The increase of .25% in the additional interest component is in effect through March 2001, at which time the additional interest component rate is adjusted back down to 2%.

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

      On June 26, 2000, the Company entered into an Asset Purchase Agreement dated as of June 19, 2000 (the "Vineland Agreement"), with Vineland International, a general partnership which has changed its name to Lohmann Animal Health International (the "Buyer"). The Vineland Agreement provides for the sale (the "Vineland Sale") by the Company to the Buyer of the assets associated with the business of manufacturing, marketing, licensing and selling poultry vaccines and related equipment conducted by the Vineland Laboratories division of the Company. In exchange for receipt of such assets, the Buyer will assume certain Company liabilities, in the aggregate, equal to approximately $2,300,000 and will pay the Company cash in the amount of $12,500,000, of which $500,000 will be placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      On June 26, 2000, the Company entered into Amendment No. 2 to Note and Equity Purchase Agreement with ACS. Pursuant to the Second Subordinated Amendment, the Company received $500,000 and issued to ACS $500,000 aggregate principal amount of Series C Senior Subordinated Notes due September 30, 2000 (the "Series C Notes"); and ACS waived compliance with certain financial covenants applicable to Borrower contained in the Subordinated Debt Agreement and modified certain interest payment dates with respect to the Notes. In addition, the Second Subordinated Amendment permits the Company to issue additional Series C Notes on July 31, 2000 to pay the interest then due and payable on the Notes and the Series C Notes. The Company will issue in the beginning of August 2000, to ACS an additional Series C Note in the aggregate principal amount of approximately $300,000.

      Also, on June 26, 2000, the Company entered into a Second Amendment to Loan and Security Agreement dated as of June 23, 2000 (the "Second Senior Amendment") with Fleet Capital Corporation ("Fleet"), the Senior Lender. Pursuant to the Second Senior Amendment, the Company obtained an "overadvance" of $500,000 under the Revolving Loan (the "Overadvance"), repayable in full on the earlier to occur of September 22, 2000 or the date of the consummation of the Vineland Sale. Under the Second Senior Amendment, the Senior Lender agreed to forbear from exercising its right to accelerate the maturity of the Senior Loans upon the default by the Borrower under certain financial covenants (the "Forbearance Covenants") until the first to occur of: (a) September 22, 2000, (b) the date on which any default, other than a default under the Forbearance Covenants, occurs under the Senior Debt Agreement, as amended; or (c) the date of the termination of the Vineland Agreement.

      Under the Second Senior Amendment, the Senior Lender agreed to release its security interests in and liens on all property to be transferred by the Company to Buyer pursuant to the Vineland Sale (the "Vineland Collateral") upon consummation of the Vineland Sale. The release of the Vineland Collateral is conditioned upon the application of the proceeds of the Vineland Sale, net of certain closing and other costs approved by the Senior Lender, to repay the Loans, the Overadvance and the Series C Notes as follows: (i) first to repay the Overadvance in full; (ii) second, to repay that amount of the outstanding Revolving Loan equal to 85% of certain of the accounts receivable transferred to the Buyer pursuant to the Vineland Sale; (iii) third, to repay that amount of the Revolving Loan equal to 100% of the Revolving Loan made with respect to inventory transferred pursuant to the Vineland Sale; (iv) fourth, to repay in full the total amount of Capital Expenditure Loans then outstanding; (v) fifth, to repay in full the total amount of the Term B Loan then outstanding;
      (vi) sixth, to repay the Term A Loan in an amount sufficient to reduce the outstanding principal balance of the Term A Loan to $2,705,000; (vii) seventh, to pay the Series C Notes in an amount not to exceed $826,798.93; and (viii) eighth, to repay any portion of the then outstanding Revolving Loan.

      The Company's operating activities used $1.3 million of cash during the six-month period ended June 30, 2000. The Company utilized approximately $714,000 cash in investing activities, primarily for capital expenditures for the Company's manufacturing operations. Cash utilized in the Company's operating and investing activities were provided by the Company's financing activities, which primarily related to increased borrowings under the line of credit facility and capital expenditures facility.

REGULATORY PROCEEDING AND LEGAL PROCEEDINGS

     The Company is subject to review, oversight and periodic inspections by governmental regulatory agencies such as the U.S. Securities and Exchange Commission (the "SEC"), the U.S. Department of Agriculture ("USDA"), the Federal Food and Drug Administration ("FDA") and the New Jersey Department of Environmental Protection ("NJDEP") and the local department of health.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      FDA INSPECTION OBSERVATIONS

      On July 5, 2000, the FDA completed its inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. The Company is currently compiling its responses to the July 5, 2000 FDA report. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Pet Products Division. The aggregate annual sales volume for these products for the fiscal year ended December 31, 1999 was $1,059,000.

      Upon receipt of the Company's formal response to the July 5, 2000 observations, the FDA will evaluate the Company's response and will determine the ultimate outcome of the FDA inspection. An unfavorable outcome could result in fines, penalties and the potential halt of the sale of certain regulated products, any or all of which could have a material, adverse effect on the Company. The Company has incurred $634,000 year to date in related expenses to improve production, to meet documentation, procedural and regulatory compliance.

      SEC INVESTIGATION

      On July 26, 2000, the Company reached an agreement in principle with the staff of the SEC to resolve matters arising with respect to the informal investigation of the Company commenced by the SEC in April 1998. Under the agreement, which will not be final until approved by the SEC, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the fiscal years 1995, 1996 and 1997. Further, in the agreement, the Company agrees to the entry of an order to cease and desist from any such violation in the future. There is no monetary penalty.

      The investigation and settlement focus on fraudulent actions taken by former members of the company's management. Upon becoming aware of the fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation which led to the termination of employment of those responsible. IGI then cooperated fully with the staff of the SEC and disclosed to the Commission the results of the internal investigation.

      NJDEP ACTION

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected a company storage site in Buena, New Jersey and issued a Notice of Violation relating to the storage of waste materials in a number of trailers at the site. The Company has established a disposal and cleanup schedule and has commenced operations to remove materials from the site. Small amounts of hazardous waste were discovered and the Company was issued a notice of violation relating to the storage of these materials. The Company is cooperating with the authorities and expects the assessment of fines or penalties. The Company has expensed $160,000 year to date related to the disposal and clean up.

     COHANZICK PARTNERS, LP ACTION

     On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc. and certain of its present and former directors, officers and employees. The suit, which sought approximately $420,000 in actual damages together with fees, costs and interests, alleged violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The Company has settled this action without the expenditure of Company funds.

                           IGI, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FACTORS WHICH MAY AFFECT FUTURE RESULTS

HIGHLY LEVERAGED AND DEBT COVENANT COMPLIANCE

      The Company remains very highly leveraged and subject to restrictive covenants and restraints which are contained in its Senior Debt Agreement, as amended, and its Subordinated Debt Agreement, as amended.

      The debt agreements contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. Furthermore, the Company's available borrowings under the Revolving Loan are dependent upon the level of the Company's qualifying accounts receivable and inventory. Also, the Company's ability to repay the Overadvance and the Series C Notes is dependent upon the consummation of the Vineland Sale on or before September 21, 2000.

      The Company believes that it can achieve the required financial performance and timely consummate the Vineland Sale; however, there can be no assurance that the Company will be successful in doing so. If the Company is not successful in meeting its financial covenants and timely closing the Vineland Sale, a default could occur under the debt agreements and any such default, if not resolved, could lead to curtailment of certain the Company's business operations, sale of certain assets or commencement of insolvency proceedings by the Company's creditors.

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

                           IGI, INC. AND SUBSIDIARIES

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

INCOME TAXES

      The Company had net deferred tax assets in the amount of approximately $5.9 million as of December 31, 1999 and $6.1 million as of June 30, 2000. The largest deferred tax asset relates to $3.7 million of net operating loss carryforwards. After considering a $955,000 valuation allowance at June 30, 2000, management believes the Company's remaining net deferred tax assets are more likely than not to be realized through the reversal of existing taxable temporary differences, the sale of certain state net operating losses, and the generation of sufficient future taxable operating income to ensure utilization of remaining deductible temporary differences, net operating losses and tax credits. The minimum level of future taxable income necessary to realize the Company's net deferred tax assets at June 30, 2000, was approximately $21 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its net deferred tax assets. Federal net operating loss carryforwards expire through 2019. Significant components expire in 2007, 2018 and 2019. Also federal research credits expire in varying amounts through the year 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      On April 12, 2000, ACS amended its Subordinated Debt Agreement with the Company whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's common stock was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate ACS, in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. ACS must exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period before it can invoke the make-whole provision.

      As a result of the amendment, the liability recognized related to the warrants was reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000. A reduction of interest expense of $1,431,000 was recognized in the second quarter reflecting a decrease in the fair value of the warrants from April 1 to April 12, 2000.

                            PART II OTHER INFORMATION

Item 1 - Legal Proceedings

      On July 26, 2000, the Company reached an agreement in principle with the staff of the SEC to resolve matters arising with respect to the informal investigation of the Company commenced by the SEC in April 1998. Under the agreement, which will not be final until approved by the SEC, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the fiscal years 1995, 1996 and 1997. Further, in the agreement, the Company agrees to the entry of an order to cease and desist from any such violation in the future. There is no monetary penalty.

      The investigation and settlement focus on fraudulent actions taken by former members of the company's management. Upon becoming aware of the fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation which led to the termination of employment of those responsible. IGI then cooperated fully with the staff of the SEC and disclosed to the Commission the results of the internal investigation.

     On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc. and certain of its present and former directors, officers and employees. The suit, which seeks approximately $420,000 in actual damages together with fees, costs and interests, alleged violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The Company has settled this action without the expenditure of Company funds.


Item 2 - Changes in Securities and Use of Proceeds

      None.

Item 3 - Defaults Upon Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      None.

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports

      (a) Exhibits:

          Exhibit 27.1 Financial Data Schedule for six months ended June 30,
          2000

      (b) Reports on Form 8-K. The following reports on Form 8-K have been filed during the quarter for which this report is filed:

          Form 8-K filed June 19, 2000 on which Item 5 was completed to announce the resignation of the Company's Chief Financial Officer, Manfred Hanuschek.

                           IGI, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           IGI, Inc.
                                           (Registrant)





Date: August 11, 2000                   By: /s/Paul Woitach
                                           ------------------------------------
                                           Paul Woitach
                                           President and Chief Executive Officer





Date: August 11, 2000                   By: /s/Domenic N. Golato
                                           ------------------------------------
                                           Domenic N. Golato
                                           Senior Vice President and Chief
                                           Financial Officer