Form 10-K/A
period 1999-12-31
IGI INC
filed 2000-09-01
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            ____________________


                                 FORM 10-K/A

                             AMENDMENT NO. 1 TO

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended                                 Commission File No.
---------------------                                 -------------------
  December 31, 1999                                        001-08568

                                  IGI, Inc.
           (Exact name of registrant as specified in its charter)

           Delaware                                        01-0355758
-------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                       Identification No.)

Wheat Road and Lincoln Avenue, Buena, NJ                     08310
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                               (856)-697-1441
                               --------------
             Registrant's telephone number, including area code

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

                              Yes [x]    No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

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


                            PRELIMINARY STATEMENT

      IGI, Inc. ("IGI" or the "Company") is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to reclassify certain of the Company's long-term debt, outstanding as of December 31, 1999, as short-term debt and to provide relevant information with respect to such reclassification. These actions are taken in respect of certain amendments to the Company's debt agreements at the end of June, 2000. In connection with these amendments, the Company's independent accountants have determined that substantial doubt exists about the Company's ability to continue as a going concern and, accordingly, have amended the audit report on the Company's 1999 financial statements.


                                   Part I

Item 1.    Business

      IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at Wheat Road and Lincoln Avenue, Buena, New Jersey. The Company is a diversified company engaged in three business segments:

      * Consumer Products Business - production and marketing of cosmetics and skin care products,

      * Companion Pet Products Business - production and marketing of companion pet products such as pharmaceuticals, nutritional supplements and grooming aids, and

      * Poultry Vaccines Business - production and marketing of poultry vaccines and other related products.

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

Business Segments

      The following table sets forth the revenue and operating profit of each of the Company's three business segments for the periods indicated:

                                  1999        1998       1997
                                  ----        ----       ----
                                         (in thousands)

Revenue
Consumer Products                $ 6,938     $ 5,839    $ 5,255
Companion Pet Products            13,595      12,513     12,444
Poultry Vaccines                  14,061      14,843     16,644
                                 ------------------------------
                                 $34,594     $33,195    $34,343
                                 ==============================
Operating Profit (Loss)*
Consumer Products                $ 3,913     $ 3,688    $ 1,473
Companion Pet Products             3,850       2,844      2,577
Poultry Vaccines                  (1,041)       (517)     1,202

--------------------

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

Government Regulation and Regulatory Proceedings

      U.S. Regulatory Proceedings


      From mid-1997 through most of 1998, the Company was subject to intense governmental and regulatory scrutiny relating to the Company's shipment of some of its poultry vaccine products without complying with The Virus Serum Toxin Act of 1914, the federal securities laws and the rules and regulations promulgated thereunder and USDA regulations. The Company was alleged to have engaged in the sale of poultry vaccines to Iran during the period from 1996 through 1998 and to have prepared poultry vaccine products without complying with USDA regulations. As a result of actions taken by the USDA, the Company was ordered in June 1997 to stop shipment of certain of its poultry vaccine products. In July 1997, the Company was advised that the USDA's Office of Inspector General ("OIG") had commenced an investigation into possible violations by the Company of the Virus Serum Toxin Act of 1914 and alleged false statements made by the Company to the USDA's Animal and Plant Health Inspection Service ("APHIS").


Company Actions

      Based on these events, the Company:
*    engaged independent counsel to conduct an investigation of the claimed violations;

      * took corrective action to allow the Company to resume shipment of its affected product lines;

      * terminated the President and Chief Operating Officer of the Company for willful misconduct and commenced a lawsuit against him in the New Jersey Superior Court;

      * obtained the resignation of a number of employees, including three Vice Presidents;


      * voluntarily disclosed information uncovered by its internal investigation to the U.S. Attorney for the District of New Jersey, including information that related to sales of poultry vaccines which may have violated U.S. customs laws and regulations;

      * cooperated with the Securities and Exchange Commission ("SEC") in its inquiry, initiated in April 1998, regarding the foregoing matters;

      * restated the Company's financial statements for the two years ended December 31, 1996 and the nine months ended September 30, 1997.


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

      Other Pending Matters


      In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company has voluntarily provided to the SEC. On July 26, 2000, the Company reached an agreement in principle with the staff of the SEC to resolve matters arising with respect to the informal investigation. Under the agreement, which will not be final until approved by the SEC, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the fiscal years 1995, 1996 and 1997. Further, in the agreement, the Company agrees to the entry of an order to cease and desist from any such violation in the future. No monetary penalty is expected.

      On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., Edward B. Hager, the Company's Chairman, the following directors of the Company: Terrence D. Daniels, Jane E. Hager, Constantine L. Hampers and Terrence O'Donnell and the following former directors and officers of the
Company: Kevin J. Bratton, Stephen G. Hoch, Surendra Kumar, Donald J. Machpee, Lawrence N. Zitto, Paul D. Paganucci, David G. Pinosky and John O. Marsh (collectively, the "IGI Defendents") and John P. Gallo, the Company's former President. The suit which seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The IGI Defendants settled the matter pursuant to a Stipulation and Order of Dismissal signed by the Court on July 19, 2000. In exchange for the plaintiff's agreement to dismiss its claims against the IGI Defendants, the Company issued to the plaintiff 35,000 shares of unregistered Common Stock of the Company, $.01 par value per share, and the Company's insurer agreed to pay $97,500 to the plaintiff. The Company issued the 35,000 shares of Common Stock in June, 2000 and recorded the issuance at the fair market value of the Common Stock on the date of issuance ($1.375 per share) or $48,125 in the aggregate. As of December 31, 1999, the Company established a reserve with respect the Cohanzick suit of $88,750. The Company intends to record the $48,125 upon issuance of stock as an offset to its reserve in the third quarter 2000. The Company is not aware of any other legal proceedings which could have a material effect upon the Company.


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


      Although the Company has now resolved these matters, from June 4, 1997 through March 27, 1998, the Company was subject to an order by the CVB to stop distribution and sale of all serials and subserials of thirty six (36) product codes of designated poultry vaccines produced by the Company's Vineland Laboratories Division. In July 1997, the OIG advised the Company of its commencement of an investigation into alleged violations of the Virus Serum Toxin Act and alleged false statements made by certain now former Company personnel, the names of whom were not disclosed to the Company because of the ongoing grand jury investigation. In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and the OIG, information resulting from the Company's internal investigation of all Company directors, officer and other personnel who, the Company believed, could have been connected to the Company's alleged violations of USDA rules and regulations and of the Virus Serum Toxin Act. (See "Legal Proceedings - Settlement of U.S. Regulatory Proceedings.")


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

Subsequent Events


      In May, 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. The Company is currently compiling its responses to the July 5, 2000 FDA report. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Pet Products Division. The aggregate annual sales volume for these products for the fiscal year ended December 31, 1999 was $1,059,000.

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





                                   Part II





Item 6.    Selected Financial Data


Five-Year Summary of Selected Financial Data (in thousands, except per share information) (revised as of August 18, 2000):


                                                               Year ended December 31,
                                                 ---------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                   ----       ----       ----       ----       ----

Statement of Operating Results
Revenues                                         $34,594    $33,195    $34,343    $34,947    $31,232
Operating profit (loss)                            1,506       (910)       220      1,332      3,112
(Loss) income from continuing operations          (1,971)    (3,029)    (1,208)      (481)     1,428
Loss from discontinued operations *                    -          -          -          -     (4,034)
Extraordinary gain from early
 extinguishment of debt, net of tax                  387          -          -          -          -
Net loss                                          (1,584)    (3,029)    (1,208)      (481)    (2,606)
(Loss) income per share-basic:
  From continuing operations                     $  (.21)   $  (.32)   $  (.13)   $  (.05)   $   .16
  From discontinued operations                         -          -          -          -       (.44)
  Extraordinary gain, net of tax                     .04          -          -          -          -
  Net loss                                          (.17)      (.32)      (.13)      (.05)      (.28)
(Loss) income per share-diluted:
  From continuing operations                     $  (.21)   $  (.32)   $  (.13)   $  (.05)   $   .15
  From discontinued operations                         -          -          -          -       (.41)
  Extraordinary gain, net of tax                     .04          -          -          -          -
  Net loss                                          (.17)      (.32)      (.13)      (.05)      (.26)

                                                   1999       1998       1997       1996       1995
                                                   ----       ----       ----       ----       ----

Balance Sheet Data
Working capital (deficit)                        $ 3,567    $(8,107)   $(5,472)   $ 2,499    $ 3,831
Total assets                                      33,862     32,056     33,750     33,845     31,956

Short-term debt and notes payable                 17,341     19,318     18,857     13,085     10,463
Long-term debt and notes payable
 (excluding current maturities)**                      0        408         36      6,893      9,624

Stockholders' equity                               5,533      5,923      8,034      9,019      8,173
Average number of common and
  Common equivalent shares:
  Basic and diluted                                9,605      9,470      9,458      9,323      9,173

--------------------

* In March 1994, IGI's Board of Directors voted to dispose of its Biotechnology Business segment through the combination of certain majority-owned subsidiaries and the subsequent tax-free distribution of its ownership of the combined entity to IGI's shareholders. The distribution of this segment occurred on December 12, 1995. The Consolidated Financial Statements of IGI present this segment as a discontinued operation.
** In connection with certain amendments to the Company's debt agreements at the end of June, 2000, the Company has revised its financial statements as of December 31, 1999 to reclassify certain long-term debt as short-term debt.


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


      Certain equipment purchased for use in the Poultry Vaccine business could not be used due to patent issues of the manufacturer. In 1998, the Company recognized a pre-tax loss of $278,000 to adjust the carrying value of this idle equipment to the amount expected to be recovered from the manufacturer. In 1999, the Company disposed of this equipment, and realized an additional pre-tax loss of $140,000. Further, in 1998, the Company also wrote off poultry vaccine product samples and containers not returned by its customers resulting in the recognition of a pre-tax loss of $280,000.


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

Liquidity and Capital Resources


      On October 29, 1999, the Company entered into a $22 million senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation ("Fleet") and a $7 million subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, Ltd. ("ACS")


      These agreements enabled the Company to retire approximately $18.6 million of outstanding debt with its former bank lenders, Fleet Bank, NH, and Mellon Bank, N.A. In connection with the repayment of the loans, the Company's former bank lenders agreed to return to the Company, for cancellation, warrants held by them for the purchase of 810,000 shares of the Company's Common Stock at exercise prices ranging from $2.00 to $3.50. Also, approximately $611,000 of accrued interest was waived by the former bank group and is classified as an extraordinary gain from the early extinguishment of debt in the 1999 Consolidated Statements of Operations. There are two sets of warrants remaining with the former lenders. There are unconditional warrants to purchase 150,000 shares which remain exercisable by Fleet Bank, NH at $2.00 per share and unconditional warrants to purchase 120,000 shares which remain exercisable by Mellon Bank, N.A. at $2.00 per share.

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


      These agreements contain financial and other covenants and restrictions. The Company was not in compliance under certain covenants under the agreements related to the fixed charges coverage ratio, maximum debt to equity ratio and accounts payable ratio as of December 31, 1999; however, the lenders involved have amended, as of April 12, 2000, the related agreements to waive the defaults as of December 31, 1999 and to establish new covenants as of April 12, 2000. The Company was in compliance with all debt agreement covenants as of April 12, 2000 and the Company expected that it would be able to comply with the covenants in the amended debt agreements through at least December 31, 2000. American Capital Strategies, Ltd. has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owns any Common Stock, or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. At December 31, 1999, American Capital Strategies, Ltd. had one observer on the Company's Board of Directors.


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


      Subsequent Events

      In May, 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. The Company is currently compiling its responses to the July 5, 2000 FDA report. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Pet Products Division. The aggregate annual sales volume for these products for the fiscal year ended December 31, 1999 was $1,059,000. The Company has incurred $634,000 year to date in related expenses to improve production, to meet documentation, procedural and regulatory compliance. After accounting for this cessation of production and combining these results with continued operating losses in the poultry vaccine business, the Company determined that it was not in compliance with the financial covenants in the debt agreements, as amended.

      On June 26, 2000, the Company entered into Amendment No. 2 to Note and Equity Purchase Agreement ("Second Subordinated Amendment") with ACS. Pursuant to the Second Subordinated Amendment, the Company received $500,000 and issued to ACS $500,000 of Series C Senior Subordinated Notes due September 30, 2000 (the "Series C Notes"); and ACS waived compliance with certain financial covenants applicable to Borrower contained in the Subordinated Debt Agreement and modified certain interest payment dates with respect to the Notes. In addition, the Second Subordinated Amendment permits the Company to issue additional Series C Notes on July 31, 2000 to pay the interest then due and payable on the Notes and the Series C Notes. The Company will issue, in the beginning of August 2000, to ACS an additional Series C Note in the aggregate principal amount of approximately $300,000 for the interest due.

      Also, on June 26, 2000, the Company entered into a Second Amendment to Loan and Security Agreement dated as of June 23, 2000 (the "Second Senior Amendment") with Fleet. Pursuant to the Second Senior Amendment, the Company obtained an "overadvance" of $500,000 under the senior revolving line of credit (the "Overadvance"), repayable in full on the earlier to occur of September 22, 2000 or the date of the consummation of the Vineland Sale (defined below). Under the Second Senior Amendment, Fleet agreed to forbear from exercising its right to accelerate the maturity of the Senior Loans upon the default by the Borrower under certain financial covenants (the "Forbearance Covenants") until the first to occur of: (a) September 22, 2000, (b) the date on which any default, other than a default under the Forbearance Covenants, occurs under the Senior Debt Agreement, as amended; or (c) the date of the termination of the Vineland Agreement (defined below).

      On June 26, 2000, the Company entered into an Asset Purchase Agreement dated as of June 19, 2000 (the "Vineland Agreement"), with Vineland International, a general partnership which has changed its name to Lohmann Animal Health International (the "Buyer"). The Vineland Agreement provides for the sale (the "Vineland Sale") by the Company to the Buyer of the assets associated with the business of manufacturing, marketing, licensing and selling poultry vaccines and related equipment conducted by the Vineland Laboratories division of the Company. In exchange for receipt of such assets, the Buyer will assume certain Company liabilities, in the aggregate, equal to approximately $2,300,000 and will pay the Company cash in the amount of $12,500,000, of which $500,000 will be placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. The Company projects a $98,000 after tax gain on the Vineland Sale offset by a $528,000 after tax extraordinary loss on the early extinguishment of debt. The Vineland Agreement may be terminated prior to the closing if any of the following occurs:

1. The Buyer and the Company mutually consent to the termination, or the Vineland Sale is not consummated on or before the date (September 19, 2000) that is three (3) months after the date of the Vineland Agreement (June 19, 2000), unless the failure to consummate the transaction is the result of a material breach of the Vineland Agreement by the party seeking to terminate the Vineland Agreement; provided, however, that the passage of such period shall be tolled for any part thereof (but not exceeding ninety (90) days in the aggregate) during which any party shall be subject to a non-final order, decree, ruling or action restraining, enjoining or otherwise prohibiting the consummation of the transaction;

2. A governmental entity issues an order, decree or ruling or takes any other action permanently enjoining, restraining or otherwise prohibiting the transaction and such order, decree, ruling or other action shall have become final and non-appealable;

3. The stockholders of the Company do not approve the Vineland Agreement and transaction.

The Company has scheduled a special meeting of stockholders and filed a Preliminary Proxy Statement with the SEC with respect to stockholder consideration of the Vineland Sale.

      Due to the terms of the Second Senior Amendment and the Second Subordinated Amendment discussed above, the Company has classified all debt owed to ACS and Fleet as short-term debt. In this connection, the Company's independent accountants have determined that substantial doubt exists about the Company's ability to continue as a going concern. Even if the Company timely consummates the Vineland Sale and repays the Overadvance and the Series C Notes, the Company remains highly leveraged; furthermore, availability for borrowings under the revolving line of credit facility is dependent on the level of its qualifying accounts receivable and inventory.

      The Company is currently generating losses that may extend through the year 2000, which could unfavorably impact future financial covenants and the Company's availability for borrowing under the revolving line of credit facility, which is dependent on the level of its qualifying accounts and inventory. Although, after giving effect to Fleet's agreement with respect to the Forbearance Covenants, the Company believes it will be in compliance with covenants and, upon repayment of the Overadvance, that it will have availability for borrowing under the revolving line of credit, there can be no assurance of such continued compliance and availability. The Company believes it will be able to meet its debt obligations. If the Company were not able to meet its debt obligations it would consider altering its business plan, including, if necessary, a sale of selected Company operating and non operating assets either in addition to or in lieu of the assets to be sold pursuant to the Vineland Sale. Any significant sale of assets would require lender approval. Any sale of operating assets would involve a curtailment of certain of the Company's business operations and a modification of its business strategy.


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

Highly Leveraged and Debt Covenant Compliance


      The ability of the Company to repay the Overadvance and the Series C Notes pursuant to the June, 2000, amendments to the Company's debt agreements is dependent upon the consummation of the Vineland Sale or another similar transaction on or before September 22, 2000. There can be no
assurance that the Company will be successful in doing so.   Further, in
connection with the June, 2000 amendments to the Company's debt agreements, the Company reclassified its long-term debt, outstanding as of December 31, 1999 as short-term debt. In response these events, the Company's independent accountants have determined that substantial doubt exists about the Company's ability to continue as a going concern.

      Even if the Vineland Sale is timely consummated and the Overadvance and Series C Notes are timely repaid, the Company is very highly leveraged and subject to restrictive covenants and restraints which are contained in its Senior Debt Agreement, as amended, and its Subordinated Debt Agreement, as amended. The debt agreements contain various affirmative and negative covenants, such as requirements to achieve minimum tangible net worth and minimum fixed charge coverage ratios. Furthermore, the Company's available borrowings under the revolving line of credit are dependent upon the level of the Company's qualifying accounts receivable and inventory.


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


Recent Pronouncements

      In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Hedging Transactions."   This statement requires
companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company expects to adopt SFAS 133, as amended by SFAS No. 138, no earlier than January 1, 2001, and is currently assessing the impact of adoption on its financial position, results of operations and liquidity.

      In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with Accounting Principles Board (APB) No. 20, "Accounting Changes". The Company is currently in the process of assessing the impact of adopting SAB 101 on its revenue recognition policies and on prior revenue transactions. While the Company has not yet completed its review, the Company currently anticipates that SAB 101 will not have a material impact on its financial position, cash flows, results of operations or liquidity. Any accounting changes that might result from the adoption of SAB 101 must be made no later that the fourth quarter of 2000, retroactively effective to January 1, 2000").

      In March 2000, the FASB issued Financial Interpretation No. 44 (FIN
44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25," which clarifies (a) the criteria for definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previous fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, with certain provisions effective earlier. The Company does not expect FIN 44 to have a significant impact on its financial position, results of operations or liquidity.


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





                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 28, 2000                 IGI, Inc.


                                       By: /s/ Paul Woitach
                                           ----------------
                                           Paul Woitach
                                           President and Chief Executive
                                           Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

Signatures                        Title                                        Date
----------                        -----                                        ----

/s/ Edward B. Hager               Chairman of the Board                        August 29, 2000
-------------------
Edward B. Hager

/s/ Paul Woitach                  President and Chief Executive Officer        August 29, 2000
----------------                  (Principal executive officer
Paul Woitach)

/s/ Robert E. McDaniel            Executive Vice President                     August 29, 2000
----------------------
Robert E. McDaniel

/s/ Domenic N. Golato             Senior Vice President                        August 29, 2000
---------------------             Chief Financial Officer
Domenic N. Golato                 (Principal financial officer)

/s/ Charles R. Carroll            Controller, Treasurer and Chief              August 29, 2000
----------------------            Accounting Officer
Charles R. Carroll                (Principal accounting officer)

/s/Stephen J. Morris              Director                                     August 29, 2000
--------------------
Stephen J. Morris

/s/ Terrence D. Daniels           Director                                     August 29, 2000
-----------------------
Terrence D. Daniels

/s/ Jane E. Hager                 Director                                     August 29, 2000
-----------------
Jane E. Hager

/s/ Constantine L. Hampers        Director                                     August 29, 2000
--------------------------
Constantine L. Hampers

/s/ Terrence O'Donnell            Director                                    August  29, 2000
----------------------
Terrence O'Donnell


--------------------              Director
Donald W. Joseph






                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IGI, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IGI, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, on June 26, 2000, the Company received waivers as to certain debt covenant violations, which waivers expire at the earlier of September 22, 2000, or upon termination of an agreement to sell one of the Company's businesses. The Company expects to complete the sale before September 22, 2000, however the sale of this business is subject to certain contingencies, including approval of the transaction by the Company's shareholders. If the waivers expire, a significant amount of the Company's outstanding debt would be callable. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
April 12, 2000, except as to Note 8,
 which is as of August 18, 2000



                         IGI, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                       (Revised as of August 18, 2000)

                         December 31, 1999 and 1998
           (in thousands, except share and per share information)

                                                              1999        1998
                                                              ----        ----

ASSETS
Current assets:
  Cash and cash equivalents                                $    416     $  1,068
  Accounts receivable, less allowance for doubtful
   accounts of $354 and $516 in 1999 and 1998,
    respectively                                              6,061        6,462
  Licensing and royalty income receivable                       432          440
  Inventories                                                 8,762        7,406
  Current deferred taxes                                      1,096        1,275
  Prepaid expenses and other current assets                     348          433
                                                           ---------------------
      Total current assets                                   17,115       17,084
                                                           ---------------------
Investments                                                     144          535
Property, plant and equipment, net                            9,781        9,479
Deferred income taxes                                         4,754        4,188
Deferred financing costs                                      1,678           75
Other assets                                                    390          695
                                                           ---------------------
        Total assets                                       $ 33,862     $ 32,056
                                                           =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility                                $  5,708     $  6,657

  Current portion of long-term debt                          11,225            -

  Credit line                                                     -       12,000
  Current portion of notes payable                              408          661
  Accounts payable                                            4,268        3,235
  Accrued payroll                                               253          196
  Due to stockholder                                            115          380
  Accrued interest                                              164          432
  Other accrued expenses                                      2,150        1,614
  Income taxes payable                                           15           16
                                                           ---------------------

      Total current liabilities                              24,306       25,191
                                                           ---------------------
Long-term debt, net of discount and current portion               -            -

Notes payable                                                     -          408
Deferred income                                                 327          534
Detachable stock warrants                                     3,696            -
                                                           ---------------------
      Total liabilities                                      28,329       26,133
                                                           ---------------------
Commitments and contingencies                                     -            -
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized, None outstanding                                   -            -
  Common stock, $.01 par value; 50,000,000 and
   30,000,000 Shares authorized in 1999 and 1998,
    respectively; 10,133,183 and 9,648,931 shares
     issued in 1999 and 1998, respectively                      102           97
  Additional paid-in capital                                 20,628       19,961
  Accumulated deficit                                       (13,556)     (11,972)
Less treasury stock, 105,510 and 136,014 shares
 at cost, in 1999 and 1998, respectively                     (1,641)      (2,163)
                                                           ---------------------
      Total Stockholders' Equity                              5,533        5,923
                                                           ---------------------
        Total liabilities and stockholders' equity         $ 33,862     $ 32,056
                                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

            for the years ended December 31, 1999, 1998 and 1997
           (in thousands, except share and per share information)

                                                               1999           1998           1997
                                                               ----           ----           ----

Revenues:
  Sales, net                                               $   32,725     $   31,995     $   34,193
  Licensing and royalty income                                  1,869          1,200            150
                                                           ----------------------------------------
      Total revenues                                           34,594         33,195         34,343
Cost and Expenses:
  Cost of sales                                                17,606         17,321         17,653
  Selling, general and administrative expenses                 14,064         15,359         14,795
  Product development and research expenses                     1,418          1,425          1,675
                                                           ----------------------------------------

Operating profit (loss)                                         1,506           (910)           220

Interest expense, net                                          (4,109)        (3,443)        (1,853)
Other income (expense), net                                        31             33            (11)
                                                           ----------------------------------------
Loss before benefit for income taxes and
 Extraordinary gain                                            (2,572)        (4,320)        (1,644)
Benefit for income taxes                                         (601)        (1,291)          (436)
                                                           ----------------------------------------

Loss before extraordinary item                                 (1,971)        (3,029)        (1,208)
Extraordinary gain on early extinguishment of debt,
 net of income tax expense of $224                                387              -              -
                                                           ----------------------------------------
Net loss                                                   $   (1,584)    $   (3,029)    $   (1,208)
                                                           ========================================

Loss per share:
 Basic and diluted:
 Loss before extraordinary gain                            $     (.21)    $     (.32)    $    ( .13)
 Extraordinary gain, net of tax                                   .04              -              -
                                                           ----------------------------------------
 Net loss                                                  $     (.17)    $     (.32)    $     (.13)
                                                           ========================================

  Average number of common shares:
  Basic and diluted                                         9,604,768      9,470,413      9,457,938
                                                           ========================================

The accompanying notes are an integral part of the consolidated financial statements.


                         IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            for the years ended December 31, 1999, 1998 and 1997
                               (in thousands)

                                                                             1999       1998       1997
                                                                             ----       ----       ----

Cash flows from operating activities:
  Net loss                                                                $ (1,584)   $(3,029)   $(1,208)
  Reconciliation of net loss to net cash provided
   from operating activities:
    Depreciation and amortization                                            1,027        992      1,037
    Amortization of deferred financing costs and debt discount                 123          -          -
    Extraordinary gain on early extinguishment of debt, net of tax            (387)         -          -
    Gain on sale of assets                                                     (30)       (62)         -
    Write off of other assets                                                  140        558          -
    Provision for loss on accounts and notes
     receivable and inventories                                              1,116      1,482      1,610
    Recognition of deferred revenue                                           (203)      (242)      (150)
    Issuance of stock to 401(k) plan                                            82          -         40
    Benefit for deferred income taxes                                         (611)    (1,321)      (447)
    Interest expense relating to put feature of warrants                       854          -          -
    Warrants issued to lenders under prior extension agreements                223        645          -
    Stock option compensation expense:
    Non-employee stock options                                                  49        149         47
    Directors' stock issuance                                                  116         94          -
    Other, net                                                                   -         17        (50)
  Changes in operating assets and liabilities:
    Accounts receivable                                                        158        239        721
    Inventories                                                             (2,244)       374     (1,735)
    Receivable due under royalty agreement                                       8       (328)     1,000
    Prepaid and other current assets                                           238        333        398
    Accounts payable and accrued expenses                                    1,856        929      1,123
    Deferred revenue                                                           275         59          -
    Short-term notes payable, operating                                       (814)         -          -
    Income taxes payable                                                        (1)       (73)        51
                                                                          ------------------------------
Net cash provided from operating activities                                    391        816      2,437
                                                                          ------------------------------

Cash flows from investing activities:
  Capital expenditures                                                      (1,064)      (607)      (636)
  Proceeds from sale of assets                                                  40        165          -
  (Increase) decrease in other assets                                           17       (191)        68
                                                                          ------------------------------
Net cash used in investing activities                                       (1,007)      (633)      (568)
                                                                          ------------------------------

Cash flows from financing activities:
  Borrowings under term loan                                                 7,000          -      2,358
  Borrowings under subordinated note agreements, net of discount             4,158          -          -
  Cash proceeds from issuance of warrants to lenders                         2,842          -          -
  Borrowings under revolving credit agreement                               11,584          -          -
  Repayment of revolving credit agreement                                   (5,876)         -          -
  Repayments of debt                                                       (18,657)      (236)    (3,443)
  Payments of deferred financing costs                                      (1,659)       (75)         -
  Proceeds from exercise of common stock options                                 -          -         95
  Change in book overdraft                                                     572          -          -
                                                                          ------------------------------
Net cash used in financing activities                                          (36)      (311)      (990)
                                                                          ------------------------------

Net (decrease) increase in cash and cash equivalents                          (652)      (128)       879
Cash and cash equivalents at beginning of year                               1,068      1,196        317
                                                                          ------------------------------
Cash and cash equivalents at end of year                                  $    416    $ 1,068    $ 1,196
                                                                          ==============================

The accompanying notes are an integral part of the consolidated financial statements.
See Note 4 for Supplemental Cash Flow information.


                         IGI, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            for the years ended December 31, 1999, 1998 and 1997
                  (in thousands, except share information)

                                                                      Common Stock                   Additional
                                                                 --------------------      Stock      Paid-In
                                                                   Shares      Amount   Subscribed    Capital
                                                                   ------      ------   ----------    -------

Balance January 1, 1997                                           9,572,681     $ 96       $ 175      $19,115
Settlement of litigation                                                                    (175)        (118)
Exercise of stock options, including tax benefits of $7              30,000                               122
Issuance of stock to 401(k) plan                                                                          (92)
Value of stock options issued to non-employees                                                             47
Interest earned on stockholders' notes
Reserve on stockholders' notes receivable
Net loss
                                                                 --------------------------------------------
Balance, December 31, 1997                                        9,602,681       96           -       19,074

Issuance of stock pursuant to Directors' Stock Plan                  46,250        1                       93
Value of stock options issued to non-employees                                                            149
Value of warrants issued under extension agreement                                                        645
Interest earned on stockholders' notes
Reserve on stockholders' notes receivable
Net loss
                                                                 --------------------------------------------
Balance, December 31, 1998                                        9,648,931       97           -       19,961

Issuance of stock pursuant to Directors' Stock Plan                  66,509        1                      115
Partial settlement of amounts due to stockholder in
 lieu of cash                                                       417,744        4                      720
Value of stock options issued to non-employees                                                             49
Value of warrants issued under second extension agreement                                                 223
Issuance of stock to 401(k) Plan                                                                         (440)
Net loss
                                                                 --------------------------------------------
Balance, December 31, 1999                                        10,133,184     $102       $   -     $20,628
                                                                 ============================================

                                                                  Stockholders'     Accumu-                    Total
                                                                      Notes          lated      Treasury   Stockholders'
                                                                   Receivable       Deficit      Stock        Equity
                                                                  -------------    ----------------------------------

Balance January 1, 1997                                               $(114)       $ (7,735)    $(2,518)      $ 9,019
Settlement of litigation                                                                            243           (50)
Exercise of stock options, including tax benefits of $7                                             (20)          102
Issuance of stock to 401(k) plan                                                                    132            40
Value of stock options issued to non-employees                                                                     47
Interest earned on stockholders' notes                                  (10)                                      (10)
Reserve on stockholders' notes receivable                                94                                        94
Net loss                                                                             (1,208)                   (1,208)
                                                                      -----------------------------------------------
Balance, December 31, 1997                                              (30)         (8,943)     (2,163)        8,034

Issuance of stock pursuant to Directors' Stock Plan                                                                94
Value of stock options issued to non-employees                                                                    149
 Value of warrants issued under extension agreement                                                               645
Interest earned on stockholders' notes                                   (3)                                       (3)
Reserve on stockholders' notes receivable                                33                                        33
Net loss                                                                             (3,029)                   (3,029)
                                                                      -----------------------------------------------
Balance, December 31, 1998                                                -         (11,972)     (2,163)        5,923

Issuance of stock pursuant to Directors' Stock Plan                                                               116
Partial settlement of amounts due to stockholder in lieu of cash                                                  724
Value of stock options issued to non-employees                                                                     49
Value of warrants issued under second extension agreement                                                         223
Issuance of stock to 401(k) Plan                                                                    522            82

Net loss                                                                             (1,584)                   (1,584)
                                                                      -----------------------------------------------
Balance, December 31, 1999                                            $   -        $(13,556)    $(1,641)      $ 5,533
                                                                      ===============================================

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

      Nature of the Business

      IGI, Inc. ("IGI" or the "Company") is a diversified company engaged in three business segments:

      * Consumer Products Business - production and marketing of cosmetics and skin care products,

      * Companion Pet Products Business - production and marketing of companion pet products such as veterinary pharmaceuticals, nutritional supplements and grooming aids; and

      * Poultry Vaccines Business - production and marketing of poultry vaccines and related products.

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

      Property, Plant and Equipment

      Depreciation of property, plant and equipment is provided for under the straight-line method over the assets' estimated useful lives as follows:

                                         Useful Lives
                                        --------------

      Buildings and improvements        10 - 30  years
      Machinery and equipment            3 - 10  years

      Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operating results.

      Other Assets


      Other assets include cost in excess of net assets acquired of $325,000, related to the Company's 1994 acquisition of a petcare business, which is being amortized on a straight-line basis over 40 years. At December 31, 1999, this goodwill net of amortization was $207,000. Deferred financing costs include fees paid to the lenders and external legal counsel to assist the Company in obtaining new financing. These costs are being amortized over the term of the related debt.

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed.


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


      The Company is still assessing the impact of adoption of SAB 101. However, based upon its preliminary review: (a) for the one contract identified in which up-front fees were recognized immediately, the Company did not have continuing performance obligations, either under the specific contract or related contracts, and (b) for each contract with up-front fees where the company had additional performance obligations, or related contracts with performance obligations, the Company recognized the up-front fees over the life of the agreement or the related agreements, whichever was longer.


      Product Development and Research

      The Company's research and development costs are expensed as incurred.

      Net Loss per Common Share


      Basic net loss per share of Common Stock was computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed using the weighted average number of shares of Common Stock and potential dilutive stock outstanding during the period. Potential dilutive Common Stock includes shares issuable upon the exercise of Common Stock options and warrants. Due to the Company's net loss for the years ended December 31, 1999, 1998 and 1997, the effect of the Company's potential dilutive Common Stock was anti-dilutive for each year; as a result, the basic and diluted weighted average number of Common Shares outstanding and net loss per Common Share are the same. Potentially dilutive common stock equivalents which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 5,424,743 for 1999, 2,513,665 for 1998, and 2,134,465
for 1997.


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


      Asset Write-Off's

      Certain equipment purchased for use in the Poultry Vaccine business could not be used due to patent issues of the manufacturer. In 1998, the Company recognized a pre-tax loss of $278,000 to adjust the carrying value of this idle equipment to the amount expected to be recovered from the manufacturer. In 1999, the Company disposed of this equipment, and realized an additional pre-tax loss of $140,000. Further, in 1998 the Company also wrote off poultry vaccine product samples and containers not returned by its customers resulting in the recognition of a pre-tax loss of $280,000.


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


      Environmental Accounting

      Accruals for environmental remediation are recorded when it is probable a liability has been incurred and costs are reasonably estimable. The estimated liabilities are recorded at undiscounted amounts. It is the Company's practice to reflect environmental insurance recoveries in the results of operations for the quarter in which the litigation is resolved through settlement or other appropriate legal process.

      Recent Pronouncements

      In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Hedging Transactions."   This statement requires
companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company expects to adopt SFAS 133, as amended by SFAS No. 138, no earlier than January 1, 2001, and is currently assessing the impact of adoption on its financial position, results of operations and liquidity.

      In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with Accounting Principles Board (APB) No. 20, "Accounting Changes". The Company is currently in the process of assessing the impact of adopting SAB 101 on its revenue recognition policies and on prior revenue transactions. While the Company has not yet completed its review, the Company currently anticipates that SAB 101 will not have a material impact on its financial position, cash flows, results of operations or liquidity. Any accounting changes that might result from the adoption of SAB 101 must be made no later that the fourth quarter of 2000, retroactively effective to January 1, 2000").

      In March 2000, the FASB issued Financial Interpretation No. 44 (FIN
44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25," which clarifies (a) the criteria for definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previous fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, with certain provisions effective earlier. The Company does not expect FIN 44 to have a significant impact on its financial position, results of operations or liquidity.

2.    Investments

      The Company has a 20% investment in Indovax, Ltd., an Indian poultry vaccine company. The Indovax investment, which amounted to $59,000 at December 31, 1999, and 1998 was principally made to obtain technical fees, and to sell the Company's products to Indovax so that they could be distributed in India. The Company considers its investment to be incidental to earning such fees and profits. The Company does not participate in the operating and financial policy making of Indovax and, because Indian nationals control Indovax, does not believe it exercises significant influence over Indovax's operating and financial policies. Accordingly, the Company accounts for its Indovax investment using the cost method. Dividends received from Indovax were $0 in 1999, $22,000 in 1998 and $23,000 in 1997. The Company has not received any payments or fees from Indovax .


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


      Under the IMX agreement, the Company agreed to manufacture and supply 100% of IMX's requirements for two products at prices stipulated in the exclusive Supply Agreement, subject to renegotiation subsequent to 1998. . The IMX shares received were not registered, and were restricted by contractual requirements. IGI has never successfully supplied the products designated in the agreement. The Company is currently involved in discussions with IMX concerning possible modifications to the Supply Agreement as the Company has determined that it will not supply the products stipulated by the Supply Agreement but may supply certain other products based on negotiations with IMX. If the Company is not successful in these negotiations, the Company may return the IMX shares to IMX.


3.    Supply and Licensing Agreements


      In 1996, the Company entered into a license and supply agreement with Glaxo Wellcome, Inc. ("Glaxo"). The agreement granted Glaxo exclusive rights to market the WellSkin(TM) product line in the United States to physicians. Under the terms of the agreement, IGI manufactured these products for Glaxo. This agreement provided for Glaxo to pay royalties to IGI based on sales, and to pay a $1,000,000 advance royalty to IGI in 1997 of which $300,000 was non-refundable. The advance royalty was recorded as deferred income. In 1999, 1998 and 1997, IGI recognized $0, $326,000 and $150,000, respectively, of royalty income under the Glaxo Agreement. By an agreement dated December 10, 1998, the license and supply agreement with Glaxo was terminated. The termination agreement provided that IGI would purchase all of Glaxo's inventory and marketing materials related to the WellSkin(TM) line in exchange for a $200,000 promissory note, due and payable in December 1999 bearing interest at a rate of 11%. This inventory was immediately resold for $200,000 in connection with a new agreement for the WellSkin(TM) line. The Company recognized no gain or loss on this inventory transaction and, since the Company never took title to the inventory, it did not recognize this transaction as revenue.


      The Company also issued a promissory note to Glaxo for $608,000, representing the unearned portion of the advance royalty in exchange for Glaxo transferring all rights to the WellSkin(TM) trademark to IGI. This note bears interest at a rate of 11% and to date the Company has paid $200,000 and is to pay $200,000 and $208,000 in June 2000 and December 2000,
respectively.


      Prior to the date of the termination agreement, the Company had accrued through cost of sales a net amount due Glaxo of $404,000 for operational issues related to the Glaxo agreement. By the terms of the termination agreement, the net amount payable to Glaxo was forgiven and canceled. Accordingly, the Company recognized the effect of this settlement by reversing the net accrual and reducing cost of sales by $404,000.


      In December, 1998, the Company entered into a ten-year supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provided that Genesis would pay the Company a $1,000,000 trademark and technology transfer fee, in four equal annual payments, which is being recognized as revenue over the life of the agreement. In addition, Genesis will pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. Genesis also purchased WellSkin(TM) inventory and marketing materials previously purchased by the Company from Glaxo for $200,000.

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

      See also Note 2 "Investments" for a description of the IMX Supply
Agreement.

4.    Supplemental Cash Flow Information

      Cash payments for income taxes and interest during the years ended December 31, 1999, 1998, and 1997 were as follows:

                                             1999       1998      1997
                                             ----       ----      ----
                                                   (in thousands)

Income taxes paid (refunded), net           $   (1)    $    0    $  (33)
Interest                                     2,153      2,163     1,853

      In addition, during the years ended December 31, 1999, 1998, and 1997, the Company had the following non-cash financing and investing activities:

                                              1999     1998      1997
                                              ----     ----      ----
                                                    (in thousands)

Accrual for additions to other assets         $  -     $  40     $ -
Tax benefits of exercise of common stock
 options                                         -         -       7
Treasury stock repurchased                       -         -      20
Note payable to Glaxo (See Notes 3 and 7)        -       808       -
Note receivable from Genesis (See Note 3)        -      (112)      -
Partial settlement of amounts due to
 stockholder in Company Common Stock
  (See Note 15)                                725         -       -

See Note 2 "Investments" for discussion regarding IMX investment.

5.    Inventories

      Inventories as of December 31, 1999 and 1998 consisted of:

                         1999      1998
                         ----      ----
                          (in thousands)

Finished goods          $2,445    $2,785
Raw materials            2,464     2,210
Work-in-process          3,853     2,411
                        ----------------
                        $8,762    $7,406
                        ================

6.    Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 31, 1999 and 1998 consisted of:

                                            1999        1998
                                            ----        ----
                                             (in thousands)

Land                                      $    625    $    625
Buildings                                    9,796       9,748
Machinery and equipment                     10,598       9,986
Construction in progress                       329           -
                                          --------------------
                                            21,348      20,359
Less accumulated depreciation              (11,567)    (10,880)
                                          --------------------
Property, plant and equipment, net        $  9,781    $  9,749
                                          ====================

      The Company recorded depreciation expense of $864,000, $861,000 and $925,000 in 1999, 1998 and 1997, respectively.

7.    Notes Payable

      Notes payable at December 31, 1999 and 1998 consisted of:

                                  1999      1998
                                  ----      ----
                                  (in thousands)

Glaxo (See Note 3)               $ 408     $  808
Other                                -        261
                                 ----------------
                                   408      1,069
Less current portion              (408)      (661)
                                 ----------------
                                 $   -     $  408
                                 ================

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

8.    Debt

      Debt as of December 31, 1999 and 1998 consisted of:

                                                     1999         1998
                                                     ----         ----
                                                      (in thousands)

Revolving credit facility                          $ 5,708      $ 6,657
Credit line                                              -       12,000
Term loan under Senior Debt Agreement                7,000            -
Notes under Subordinated Debt Agreement              7,000            -
                                                   --------------------

                                                    19,708       18,657
Less unamortized debt discount under
 Subordinated Debt Agreement (See Note 9)            2,775            -
                                                   --------------------
Revolving Credit Facility and current
 portion of long-term debt                         $16,933      $18,657
                                                   ====================



      According to the terms of the debt agreements, aggregate annual principal payments due on debt for the years subsequent to December 31, 1999 are as follows:


                     Year                    (in thousands)
                     ----                    -------------

                     2000                       $ 6,175
                     2001                           933
                     2002                           933
                     2003                           933
                     2004 and thereafter         10,734
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


      These agreements contain financial and other covenants and restrictions. The Company was not in compliance under certain covenants under the agreements related to the fixed charges coverage ratio, maximum debt to equity ratio and accounts payable ratio as of December 31, 1999; however, the lenders involved amended, as of April 12, 2000, the related agreements to waive the defaults as of December 31, 1999 and to establish new covenants as of April 12, 2000. The Company was in compliance with all debt agreement covenants at April 12, 2000 and the Company expected that it would be able to comply with the covenants in the amended debt agreements through at least December 31, 2000.


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


      Subsequent Events

      In May, 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. The Company is currently compiling its responses to the July 5, 2000 FDA report. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Pet Products Division. The aggregate annual sales volume for these products for the fiscal year ended December 31, 1999 was $1,059,000. The Company has incurred $634,000 year to date in related expenses to improve production, to meet documentation, procedural and regulatory compliance. After accounting for this cessation of production and combining these results with continued operating losses in the poultry vaccine business, the Company determined that it was not in compliance with the financial covenants in the debt agreements, as amended.

      On June 26, 2000, the Company entered into an Asset Purchase Agreement dated as of June 19, 2000 (the "Vineland Agreement"), with Vineland International, a general partnership which has changed its name to Lohmann Animal Health International (the "Buyer"). The Vineland Agreement provides for the sale (the "Vineland Sale") by the Company to the Buyer of the assets associated with the business of manufacturing, marketing, licensing and selling poultry vaccines and related equipment conducted by the Vineland Laboratories division of the Company. In exchange for receipt of such assets, the Buyer will assume certain Company liabilities, in the aggregate, equal to approximately $2,300,000 and will pay the Company cash in the amount of $12,500,000, of which $500,000 will be placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. The consummation of the sale is contingent on receipt by September 19, 2000 of the approval of the Vineland Sale by the holders of a majority of the outstanding shares of the Company's stock. The Company projects a $300,000 after tax gain on the Vineland Sale offset by a $525,000 after tax extraordinary loss on the early extinguishment of debt.

      On June 26, 2000, the Company entered into Amendment No. 2 to Note and Equity Purchase Agreement ("Second Subordinated Amendment") with American Capital Strategies Ltd. ("ACS"). Pursuant to the Second Subordinated Amendment, the Company received $500,000 and issued to ACS $500,000 of Series C Senior Subordinated Notes due September 30, 2000 (the "Series C Notes"); and ACS waived compliance with certain financial covenants applicable to Borrower contained in the Subordinated Debt Agreement and modified certain interest payment dates with respect to the Notes. In addition, the Second Subordinated Amendment permits the Company to issue additional Series C Notes on July 31, 2000 to pay the interest then due and payable on the Notes and the Series C Notes. The Company will issue, in the beginning of August 2000, to ACS an additional Series C Note in the aggregate principal amount of approximately $300,000 for the interest due.

      Also, on June 26, 2000, the Company entered into a Second Amendment to Loan and Security Agreement dated as of June 23, 2000 (the "Second Senior Amendment") with Fleet Capital Corporation ("Fleet"). Pursuant to the Second Senior Amendment, the Company obtained an "overadvance" of $500,000 under the senior revolving line of credit (the "Overadvance"), repayable in full on the earlier to occur of September 22, 2000 or the date of the consummation of the Vineland Sale. Under the Second Senior Amendment, Fleet agreed to forbear from exercising its right to accelerate the maturity of the Senior Loans upon the default by the Borrower under certain financial covenants (the "Forbearance Covenants") until the first to occur of: (a) September 22, 2000, (b) the date on which any default, other than a default under the Forbearance Covenants, occurs under the Senior Debt Agreement, as amended; or (c) the date of the termination of the Vineland Agreement. The Vineland Agreement may be terminated prior to the closing if any of the following occurs:

1. The Buyer and the Company mutually consent to the termination, or Vineland Sale is not consummated on or before the date (September 19, 2000) that is three (3) months after the date of the Vineland Agreement (June 19, 2000), unless the failure to consummate the transaction is the result of a material breach of the Vineland Agreement by the party seeking to terminate the Vineland Agreement; provided, however, that the passage of such period shall be tolled for any part thereof (but not exceeding ninety (90) days in the aggregate) during which any party shall be subject to a non-final order, decree, ruling or action restraining, enjoining or otherwise prohibiting the consummation of the transaction;

2. A governmental entity issues an order, decree or ruling or takes any other action permanently enjoining, restraining or otherwise prohibiting the transaction and such order, decree, ruling or other action shall have become final and non-appealable;

3. The stockholders of the Company do not approve the Vineland Agreement and transaction.

Due to the terms of the Second Senior Amendment and the Second Subordinated Amendment discussed above, the Company has classified all debt owed to ACS and Fleet as short-term debt. The Company has scheduled a special meeting of stockholders and has filed a Preliminary Proxy Statement with the Securities and Exchange Commission with respect to Stockholder consideration of the Vineland Sale.


9.    Detachable Stock Warrants


                                   1999      1998
                                   ----      ----
                                    (in thousands)




Initial valuation                 $2,842    $    -
Mark-to-market adjustment            854         -
                                  ----------------
                                  $3,696    $    -
                                  ================

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

      The warrants issued to American Capital Strategies, Ltd. were valued at issuance date utilizing the Black-Scholes model and initially recorded as a liability of $2,842,000. A corresponding debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which includes principal of $7,000,000 and the initial warrant liability of $2,842,000. The debt discount is being amortized to interest expense over the term of the Subordinated Debt Agreement. In 1999, the Company recognized $854,000 of non-deductible interest expense associated with the mark-to-market adjustment of the warrants. The underlying liability for the put is marked-to-market with changes to market value being recognized as a component of interest expense

      On April 12, 2000, American Capital Strategies, Ltd. amended its loan agreement whereby the put provision was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate American Capital Strategies, Ltd., in either Common Stock or cash, at the option of the Company, in the event that American Capital Strategies, Ltd. ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants multiplied by the number of shares obtained upon exercise. Fair value of the Common Stock upon exercise is defined as the 30 day average value prior to notice of exercise. American Capital Strategies, Ltd. must exercise reasonable effort to sell or place its shares in the marketplace over a 180 day period before it can invoke the make-whole provision. As a result of the amendment, the liability recognized related to the warrants will be reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000.

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





      Stock option transactions in each of the past three years under the aforementioned plans in total were:

                                            1989, 1991 and 1999 Plans                        1988 Non-Qualified Plan
                                  ---------------------------------------------    --------------------------------------------
                                                                    Weighted                                        Weighted
                                   Shares      Price Per Share    Average Price     Shares     Price Per Share    Average Price
                                   ------      ---------------    -------------     ------     ---------------    -------------

January 1, 1997 shares
  Under option                    2,209,015     $3.65 - $9.88         $6.89         286,500     $3.97 - $6.80         $4.92
  Granted                           111,500     $3.75 - $5.69         $4.17            -              -                 -
  Exercised                         (10,000)        $3.65             $3.65         (20,000)    $3.97                 $3.97
  Cancelled                        (176,050)    $3.97 - $9.88         $7.21        (100,000)    $5.67                 $5.33
                                  ---------                                        --------
December 31, 1997 shares
  Under option                    2,134,465     $3.75 - $9.88         $6.74         166,500     $4.70-$6.80           $4.78
  Granted                           491,450     $1.94 - $3.81         $2.56            -             -                  -
  Exercised                               -           -                   -            -             -                  -
  Cancelled                        (652,250)    $2.00 - $9.88         $6.52        (166,500)    $2.66 - $6.80         $4.78
  Rescinded                        (506,465)    $4.70 - $9.88         $6.75         (50,000)    $4.70                 $4.70
  Reissued                          506,465     $2.44 - $2.66         $2.52          50,000     $2.66                 $2.66
                                  ---------                                        --------
December 31, 1998 shares
  Under option                    1,973,665     $1.94 - $9.88         $4.68            -
  Granted                         1,447,000     $1.56 - $2.00         $1.62        ========
  Exercised                               -           -
  Cancelled                        (173,465)    $2.00 - $8.58         $3.67
                                  ---------
December 31, 1999 shares
  Under option                    3,247,200     $1.56 - $9.88         $3.37
                                  =========
Shares subject to outstanding
  Options exercisable at:
  December 31, 1997               1,854,715                           $6.89         166,500    $4.78
                                  =========                           =====        ========    =====
  December 31, 1998               1,599,840                           $5.18            -           $    -
                                  =========                           =====        ========    =====
  December 31, 1999               1,909,866                           $4.52            -    $      -
                                  =========                           =====        ========    =====


      The Company uses the intrinsic method to account for stock options issued to employees and to directors. The Company uses the fair-value method to account for stock options issued to consultants. The Company has recorded compensation expense of $49,000, $108,000 and $46,000 in 1999, 1998 and
1997, respectively, for options granted to consultants, including the effects of the 1998 repricing.


      If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma loss amounts indicated below:

                                    1999         1998         1997
                                    ----         ----         ----
                                      (in thousands, except per
                                         share information)

Net loss - as reported            $(1,584)     $(3,029)     $(1,208)
Net loss - pro forma               (1,943)      (3,618)      (1,403)
Loss per share - as reported
Basic and diluted                 $  (.17)     $  (.32)     $  (.13)
Loss per share - pro forma
Basic and diluted                 $  (.21)     $  (.38)     $  (.15)

      The pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998 and 1997:

        Assumptions                  1999                1998                1997
        -----------                  ----                ----                ----

Dividend yield                               0%                  0%                  0%
Risk free interest rate           4.93% - 6.36%       4.47% - 5.89%       5.84% - 6.63%
Estimated volatility factor     59.52% - 63.73%     39.51% - 47.87%     40.02% - 43.68%
Expected life                       6 - 9 years         6 - 9 years         6 - 9 years


The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999:


                              Options Outstanding                Options Exercisable
                    ---------------------------------------     ----------------------
                                    Weighted       Weighted                   Weighted
                                    Average        Average                    Average
   Range of         Number of      Remaining       Exercise     Number of     Exercise
Exercise Price       Options      Life (Years)      Price        Options       Price
--------------      ---------     ------------     --------     ---------     --------

$1.00 to $ 2.00     1,670,250         9.30          $1.64         416,938     $1.63
$2.01 to $ 3.00       506,450         4.75          $2.55         445,303     $2.53
$3.01 to $ 4.00       215,500         8.24          $3.41         192,625     $3.39
$4.01 to $ 5.00        20,000         1.00          $4.62          20,000     $4.62
$5.01 to $ 6.00       200,000         6.10          $5.76         200,000     $5.76
$6.01 to $ 7.00       290,000         5.15          $6.66         290,000     $6.66
$7.01 to $ 8.00       140,000         3.47          $7.47         140,000     $7.47
$8.01 to $ 9.00       150,000         5.29          $8.47         150,000     $8.47
$9.01 to $10.00        55,000         1.96          $9.66          55,000     $9.66
                    ---------                                   ---------
$1.56 to $ 9.88     3,247,200         8.13          $2.65       1,909,866     $2.94
                    =========                                   =========

11.   Income Taxes

      The benefit for income taxes attributable to earnings before income taxes and extraordinary gain included in the Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997, was as follows:

                                       1999       1998       1997
                                       ----       ----       ----
                                             (in thousands)

Current tax expense:
  Federal                              $   -     $    14     $   -
  State and local                          9          16        11
                                       ---------------------------
Total current tax expense                  9          30        11
                                       ---------------------------
Deferred tax expense (benefit)
  Federal                               (505)     (1,161)     (637)
  State and local                       (105)       (160)      190
                                       ---------------------------
  Total deferred tax benefit            (610)     (1,321)     (447)
                                       ---------------------------
Total benefit for income taxes         $(601)    $(1,291)    $(436)
                                       ===========================

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

      The benefit for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss before extraordinary items as a result of the following:

                                                 1999       1998       1997
                                                 ----       ----       ----
                                                       (in thousands)

Statutory benefit                               $(874)    $(1,469)    $(559)
Non-deductible interest expense relating to
 mark-to-market of put warrants (See Note 9)      290           -         -
Other non-deductible expenses                      72         111        51
State income taxes, net of federal benefit         30        (240)     (164)
Research and development tax credits              (19)        (33)      (65)
(Decrease) Increase in valuation allowance       (106)        393       299
Other, net                                          6          53         2
                                                ---------------------------
                                                $(601)    $(1,291)    $(436)
                                                ===========================

Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 1999 and 1998, consisted of the following:

                                                         1999        1998
                                                         ----        ----
                                                          (in thousands)

Property, plant and equipment                          $ (384)     $  (498)
Prepaid license agreement                               1,168        1,389
Deferred royalty payments                                 127          212
Tax operating loss carryforwards                        3,672        3,046
Tax credit carryforwards                                  684          651
Reserves on inventory                                     407          510
Inventory                                                 412          537
Non-employee stock options                                156          217
Other future deductible temporary differences             606          525
Other future taxable temporary differences                (43)         (65)
                                                       -------------------
                                                        6,805        6,524
Less:  valuation allowance                               (955)      (1,061)
                                                       -------------------
Deferred taxes, net                                    $5,850      $ 5,463
                                                       ===================

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

      Operating loss and tax credit carryforwards for tax reporting purposes as of December 31, 1999 were as follows:

                                                                     (in thousands)
                                                                     --------------

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

12.   Commitments and Contingencies

      The Company leases manufacturing and warehousing space, machinery and equipment and automobiles under non-cancelable operating lease agreements expiring at various dates in the future. Rental expense aggregated approximately $362,000 in 1999, $371,000 in 1998, and $348,000 in 1997.
Future minimum rental commitments under non-cancelable operating leases as of December 31, 1999 are as follows:

         Year             (in thousands)
         ----             -------------

         2000                  $57
         2001                   50
         2002                   32
         2003                   20
         2004                    5

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


      On March 24, 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding their pending investigations and proceedings. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which will continue through the period ending October 31, 2001. The expense of settling with these agencies was reflected in the 1998 results of operations. Further, in response to these events, the Company restated the Company's financial statements for the two years ended December 31, 1996 and the nine months ended September 30, 1997. The settlement does not affect the informal inquiry being conducted by the SEC, nor does it affect possible governmental action against former employees of the Company.

      In April 1998, the U.S. Securities and Exchange Commission ("SEC") advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. At December 31, 1999, the informal inquiry remained open.

      On July 26, 2000, the Company reached an agreement in principle with the staff of the SEC to resolve matters arising with respect to the SEC Investigation commenced in April 1998. Under the agreement, which will not be final until approved by the SEC, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the fiscal years 1995, 1996 and 1997. Further, in the agreement, the Company agrees to the entry of an order to cease and desist from any such violation in the future. No monetary penalty is expected.


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

14.   Export Sales

      Export revenues by the Company's domestic operations accounted for approximately 33% of the Company's total revenues in 1999, 32% in 1998, and 35% in 1997. The following table shows the geographical distribution of the Company's total revenues:

                            1999       1998       1997
                            ----       ----       ----
                                 (in thousands)

Latin America             $ 3,038    $ 4,445    $ 4,593
Asia/Pacific                5,250      3,787      4,659
Europe                      1,335      1,151      1,263
Africa/Middle East          1,681      1,380      1,362
                          -----------------------------
                           11,304     10,763     11,877
United States/Canada       23,290     22,432     22,466
                          -----------------------------
Total revenues            $34,594    $33,195    $34,343
                          =============================

      Export sales net accounts receivable balances at December 31, 1999 and 1998 approximated $4,044,000 and $4,002,000, respectively.

15.   Certain Relationships and Related Party Transactions


      The Company's former Chief Executive Officer had chosen to defer payment of his salary earned in 1999 and 1998 until the Company's cash flow stabilized. Compensation earned for which payment was to be deferred under this plan was $460,000 and $380,000 for 1999 and 1998, respectively, which amounts were included in accrued expenses in the accompanying balance sheets.

      On September 15, 1999, the Company agreed to pay portions of the Company's obligation in shares of Company Common Stock. Total payments through December 31, 1999 resulted in issuance of 417,744 shares, valued at $725,000. The shares were valued using the then trading price of the Company's stock at the date of stock issuance.

      At December 31, 1999, accrued compensation totaling $115,000 is included in the Consolidated Balance Sheets representing compensation earned but not yet paid. As of December 31, 1999, the Company agreed to pay this amount using Company Common Stock in the first quarter of 2000, valued at the trading price of the Company stock as of December 31, 1999 or $1.81 per share.


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

Summary Segment Data

      Summary data related to the Company's reportable segments for the three years ended December 31, 1999 appears below:

                                    Consumer     Companion Pet     Poultry
                                    Products       Products        Vaccines     Corporate*     Consolidated
                                    --------     -------------     --------     ----------     ------------
                                                                (in thousands)

1999
  Revenues                           $6,938         $13,595        $14,061       $     -         $34,594
  Operating profit                    3,913           3,850         (1,041)       (5,216)          1,506
  Depreciation and amortization         188             254            557            28           1,027
  Identifiable assets                 3,885           6,994         13,178         9,805          33,862
  Capital expenditures                   57             207            800             -           1,064
1998
  Revenues                           $5,839         $12,513        $14,843       $     -         $33,195
  Operating profit (loss)             3,688           2,844           (517)       (6,925)           (910)
  Depreciation and amortization         199             206            560            27             992
  Identifiable assets                 4,886           5,660         13,190         8,320          32,056
  Capital expenditures                    9             186            412             -             607
1997
  Revenues                           $5,255         $12,444        $16,644       $     -         $34,343
  Operating profit (loss)             1,473           2,577          1,202        (5,032)            220
  Depreciation and amortization         161             225            625            26           1,037
  Identifiable assets                 4,466           6,386         15,434         7,464          33,750
  Capital expenditures                    4              96            536             -             636

--------------------

*     Note:
A     Unallocated corporate expenses are principally general and administrative expenses.
B Corporate assets represent fixed assets, deferred tax assets, cash and cash equivalents and deferred financing costs.
C     Transactions between reportable segments are not material.

                         IGI, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (amounts in thousands)

            COL. A                     COL. B                    COL. C                    COL. D        COL. E
            ------                     ------                   Additions                  ------        ------
                                                     -------------------------------
                                      Balance        (1) Charged                                         Balance
                                    at beginning       to costs       (2) Charged to                     at end
          Description                of period       and expenses     other accounts     Deductions     of period
          -----------               ------------     ------------     --------------     ----------     ---------

December 31, 1997:
Allowance for doubtful accounts        $  238           $  793             $ -           $  128(A)       $  903
Inventory valuation allowance             617              603               -              107(B)        1,113
Other asset valuation allowance           186                -               -              186(A)            -
Valuation allowance on net
 Deferred tax assets                      369              299               -                -             668

December 31, 1998:
Allowance for doubtful accounts        $  903           $  150             $ -           $  537(A)       $  516
Inventory valuation allowance           1,113            1,332               -            1,089(B)        1,356
Valuation allowance on net
 Deferred tax assets                      668              382              11                -           1,061

December 31, 1999:
Allowance for doubtful accounts        $  516           $  243             $ -           $  320(A)       $  354
Inventory valuation allowance           1,356              873               -            1,361(B)          868
Valuation allowance on net
 Deferred tax assets                    1,061                -               -              105(C)          955

--------------------
FN>
A      Relates to write-off of uncollectible accounts and recoveries of previously reserved amounts.
B      Disposition of obsolete inventories.
C      Relates to reduction in the valuation allowance as a result of the expiration of certain state net operating losses in 1999, for which full valuation allowances had previously been provided.

                         IGI, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX



      Exhibits marked with a single asterisk are filed herewith. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.


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

(10.1) IGI, Inc. 1983 Incentive Stock Option Plan. [Incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 11, 1983, File No. 000-10063, filed April 11, 1983.]
(10.2) IGI, Inc. 1989 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 11, 1989, File No. 001-08568, filed April 12, 1989.]
(10.3) Employment Agreement by and between the Company and Edward B. Hager dated as of January 1, 1990. [Incorporated by reference to Exhibit (10)(c) to the 1989 Form 10-K.]
(10.4) Extension of Employment Agreement by and between the Company and Edward B. Hager dated as of March 11, 1993. [Incorporated by reference to Exhibit (10)(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-08568, filed March 31, 1993 (the "1992 Form 10-K".)]
(10.5) Extension of Employment Agreement by and between the Company and Edward B. Hager dated as of March 14, 1995. [Incorporated by reference to Exhibit (10)(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-08568, filed March 31, 1995.]
(10.6) Amendment to Employment Agreement by and between the Company and Edward B. Hager dated as of October 1, 1997. [Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-08568, filed November 13, 1997.]
(10.7) IGI, Inc. Non-Qualified Stock Option Plan. [Incorporated by reference to Exhibit (3)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 001-08568, filed March 30, 1992 (the "1991 Form 10-K".)]
(10.8) IGI, Inc. 1991 Stock Option Plan, [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991.]
(10.9) Amendment No. 1 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 11, 1993. [Incorporated by reference to Exhibit 10(p) to the 1992 Form 10-K.]
(10.10) Amendment No. 2 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 22, 1995. [Incorporated by reference to the Appendix to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 9, 1995, filed April 14, 1995.]
(10.11) Amendment No. 3 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 19, 1997. [Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-08568, filed August 14, 1997.]
(10.12) Amendment No. 4 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 17, 1998. [Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-08568, filed November 6, 1998.]

 (10.13)     Form of Registration Rights Agreement signed by all purchasers of Common Stock in connection with private placement on January 2, 1992. [Incorporated by reference to Exhibit (3)(m) to the 1991 Form 10-K.]
(10.14) License Agreement by and between Micro-Pak, Inc. and IGEN, Inc. [Incorporated by reference to Exhibit (10)(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-08568, filed March 29, 1996.]
(10.15) Registration Rights Agreement between IGI, Inc. and SmithKline Beecham p.l.c. dated as of August 2, 1993. [Incorporated by reference to Exhibit (10)(s) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-08568, filed March 31, 1994.]
(10.16) Supply Agreement, dated as of January 27, 1997, between IGI, Inc. and Glaxo Wellcome Inc. [Incorporated by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarter ended March 31, 1997, File No. 001-08568, filed June 16, 1997.]

(10.17) IGI, Inc. 1998 Director Stock Option Plan as approved by the Board of Directors on October 19, 1998. [Incorporated by reference to Exhibit (10.38) to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1998, File No. 001-08568, filed April 12, 1999. (the "1998 Form 10-K".)]

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

(10.20)     Employment Agreement, dated May 1, 1998, between IGI, Inc. and
            Paul Woitach. [Incorporated by reference to Exhibit (10.44) to the 1998 Form 10-K.]
(10.21)     Loan and Security Agreement by and among Fleet Capital
            Corporation and IGI, Inc., together with its subsidiaries, dated
            October 29, 1999.
(10.22)     Revolving Credit Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29,
            1999.
(10.23)     Term Loan A Note issued by IGI, Inc., together with its
            subsidiaries, to Fleet Capital Corporation, dated October 29,
            1999.
(10.24)     Term Loan B Note issued by IGI, Inc., together with its
            subsidiaries, to Fleet Capital Corporation, dated October 29,
            1999.
(10.25)     Capital Expenditure Loan Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October
            29, 1999.
(10.26)     Trademark Security Agreement issued by IGI, Inc. in favor of
            Fleet Capital Corporation, dated October 29, 1999.
(10.27)     Trademark Security Agreement issued by IGEN, Inc. in favor of
            Fleet Capital Corporation, dated October 29, 1999.
(10.28)     Trademark Security Agreement issued by ImmunoGenetics, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999.
(10.29)     Patent Security Agreement issued by IGI, Inc. in favor of Fleet
            Capital Corporation, dated October 29, 1999.
(10.30)     Patent Security Agreement issued by IGEN, Inc. in favor of Fleet
            Capital Corporation, dated October 29, 1999.
(10.31)     Pledge Agreement by and between Fleet Capital Corporation and
            IGEN, Inc., dated October 29, 1999.
(10.32)     Open-Ended Mortgage, Security Agreement and Assignment of Leases
            and Rents (Atlantic County, New Jersey) issued by IGI, Inc. to
            Fleet Capital Corporation, dated October 29, 1999.
(10.33)     Open-Ended Mortgage, Security Agreement and Assignment of Leases
            and Rents (Cumberland County, New Jersey) issued by IGI, Inc. to
            Fleet Capital Corporation, dated October 29, 1999.
(10.34)     Subordination Agreement by and between Fleet Capital Corporation and American Capital Strategies, Ltd., dated October 29, 1999.
(10.35)     Note and Equity Purchase Agreement by and among American Capital
            Strategies, Ltd. and IGI, Inc., together with its subsidiaries, dated as of October 29, 1999.
(10.36)     Series A Senior Secured Subordinated Note issued by IGI, Inc., together with its subsidiaries, to American Capital Strategies,
            Ltd., dated as of October 29, 1999.
(10.37)     Series B Senior Secured Subordinated Note issued by IGI, Inc., together with its subsidiaries, to American Capital Strategies,
            Ltd., dated as of October 29, 1999.
(10.38)     Warrant to purchase 1,907,543 shares of IGI, Inc. Common Stock, issued to American Capital Strategies, Ltd. on October 29, 1999.
(10.39)     Security Agreement issued by IGI, Inc., together with its
            subsidiaries, in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.
(10.40)     Trademark Security Agreement issued by IGI, Inc. in favor of
            American Capital Strategies, Ltd., dated as of October 29, 1999.
(10.41)     Trademark Security Agreement issued by ImmunoGenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October
            29, 1999.
(10.42)     Trademark Security Agreement issued by Blood Cells, Inc. in favor of American Capital Strategies, Ltd., dated as of October
            29, 1999.
(10.43)     Trademark Security Agreement issued by IGEN, Inc. in favor of
            American Capital Strategies, Ltd., dated as of October 29, 1999.
(10.44)     Patent Security Agreement issued by IGI, Inc. in favor of
            American Capital Strategies, Ltd., dated as of October 29, 1999.
(10.45)     Patent Security Agreement issued by ImmunoGenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October
            29, 1999.
(10.46)     Patent Security Agreement issued by Blood Cells, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29,
            1999.
(10.47)     Patent Security Agreement issued by IGEN, Inc. in favor of
            American Capital Strategies, Ltd., dated as of October 29, 1999.
(10.48)     Georgia Leasehold Deed to Secure Debt issued by IGI, Inc. in favor of American Capital Strategies, dated as of October 29,
            1999.
(10.49)     Open-Ended Mortgage, Security Agreement and Assignment of Leases
            and Rents (Cumberland County, New Jersey) issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October
            29, 1999.
(10.50)     Open-Ended Mortgage, Security Agreement and Assignment of Leases
            and Rents (Atlantic County, New Jersey) issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October
            29, 1999.
(10.51)     Pledge and Security Agreement issued by IGI, Inc. and
            ImmunoGenetics, Inc. in favor of American Capital Strategies,
            Ltd., dated as of October 29, 1999.
(10.52)     Employment Agreement between IGI, Inc. and Manfred Hanuschek dated as of July 26, 1999.
(10.53)     Amendment to Employment Agreement between Manfred Hanuschek and
            IGI, Inc. dated March 9, 2000.
(10.54)     Employment Agreement between IGI, Inc. and Robert McDaniel dated as of September 1, 1999.
(10.55)     Pledge Agreement by and between Fleet Capital Corporation and
            IGI, Inc., dated October 29, 1999
(10.56)     Employment Agreement between IGI, Inc., and Rajiv Mathur dated
            February 22, 1999.
(10.57)     Amendment No. 1 to the Note and Equity Purchase Agreement by and
            between American Capital Strategies, Ltd. and IGI, Inc.,
            together with its subsidiaries dated as of April 12, 2000.
(10.58)     Amendment to Loan and Security Agreement by and between Fleet
            Capital Corporation and IGI, Inc., together with its
            subsidiaries dated as of April 12, 2000.
(10.59)     Amendment No. 2 to  Note and Equity Purchase Agreement dated as of June 26, 2000 by and among IGI, Inc., IGEN, Inc.,
            Immunogenetics, Inc., Blood Cells, Inc., American Capital
            Strategies, Ltd. and ACS Funding Trust I.[Incorporated    by
            reference to Exhibit 99.1 to the Company's Current Report on
            Form 8-K filed July 23, 2000.]
(10.60)     Second Amendment to Loan and Security Agreement dated as of June
            23, 2000 by and among IGI, Inc., IGEN, Inc., Immunogenetics,
            Inc., Blood Cells, Inc. and Fleet Capital Corporation.
            [Incorporated by  reference to Exhibit 99.2 to the Company's
            Current Report on Form 8-K filed July 23, 2000.]
*(10-61)    Termination Agreement dated December 10, 1998 between the
            Company and Glaxo Wellcome, Inc.
   (21)     List of Subsidiaries.
   (23)     Consent of PricewaterhouseCoopers LLP.
*(23.2)     Consent of PricewaterhouseCoopers LLP. Dated August 18, 2000
 (27.1)     Financial Data Schedules for the year ended December 31, 1999.
 (27.2)     Financial Data Schedules for the year ended December 31, 1998.
*(27.3)     Financial Data Schedule for the year ended December 31, 1999
            (revised as of August 18, 2000)