Form 10-Q/A
period 2000-06-30
IGI INC
filed 2000-09-01
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q/A
                             FIRST AMENDMENT TO

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended                         Commission File No.
      -----------------                         -------------------
        June 30, 2000                                001-08568


                                  IGI, Inc.
                                  ---------
           (Exact name of registrant as specified in its charter)


            Delaware                                 01-0355758
            --------                                 ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


Wheat Road and Lincoln Avenue, Buena, NJ               08310
----------------------------------------               -----

(Address of principal executive offices)             (Zip Code)



                                856-697-1441
                                ------------
             Registrant's telephone number, including area code


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

                                 10,247,442


                            PRELIMINARY STATEMENT


      IGI, Inc. ("IGI" or the "Company") is hereby amending its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 to reclassify certain of the Company's long-term debt, outstanding as of June 30, 2000, as short-term debt and to provide relevant information with respect to such reclassification. These actions are taken in respect of certain amendments to the Company's debt agreements at the end of June, 2000. In connection with these amendments, the Company's independent accountants have determined that substantial doubt exists about the Company's ability to continue as a going concern and, accordingly, have amended the audit report on the Company's 1999 financial statements.



                        Item 1.  Financial Statements

                        PART I  FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

(thousands, except share and
 per share information)                  Three months ended June 30,    Six months ended June 30,
                                         ---------------------------    -------------------------
                                              2000        1999              2000         1999
                                              ----        ----              ----         ----

Revenues:
  Sales, net                                 $7,694      $8,504           $15,354      $16,832
  Licensing and royalty income                  717         358             1,511          773
                                             -------------------------------------------------
      Total revenues                          8,411       8,862            16,865       17,605

Cost and expenses:
  Cost of sales                               4,970       4,335             9,287        8,780
  Selling, general and administrative
   expenses                                   3,210       3,553             6,510        7,168
  Product development and research
   expenses                                     433         320               865          636
                                             -------------------------------------------------
Operating profit (loss)                        (202)        654               203        1,021
Interest expense (income), net                 (564)        843             1,335        1,665
                                             -------------------------------------------------

Income (loss) before provision for
 income taxes                                   362        (189)           (1,132)        (644)
Benefit for income taxes                        148          57               596          193
                                             -------------------------------------------------

Net income (loss)                            $  510      $ (132)          $  (536)     $  (451)
                                             =================================================

Basic and diluted income (loss) per
 common share                                $  .05      $ (.02)          $  (.05)     $  (.05)

Basic and diluted weighted average
 number of Common shares outstanding     10,181,873    9,550,191       10,154,386    9,534,883


The accompanying notes are an integral part of the consolidated financial statements.


                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                 June 30, 2000   December 31, 1999
                                                                   (restated)        (restated)
                                                                   (unaudited)
                                                                 -------------   -----------------
                                                                      (amounts in thousands)


ASSETS
Current assets:
  Cash and equivalents                                              $    443          $    416
  Accounts receivable, less allowance for doubtful accounts
   of $431 and $354 in 2000 and 1999, respectively                     6,701             6,061
  Licensing and royalty receivable                                       720               432
  Inventories, net                                                     9,905             8,762
  Current deferred taxes, net                                          1,096             1,096
  Prepaid and other current assets                                       766               348
                                                                    --------------------------
     Total current assets                                             19,631            17,115
Property, plant and equipment, net                                     9,858             9,781
Deferred income taxes, net                                             5,349             4,754
Deferred financing costs                                               1,566             1,678
Investments                                                              263               144
Other assets                                                             477               390
                                                                    --------------------------
      Total Assets                                                  $ 37,144          $ 33,862
                                                                    ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility                                            7,364             5,708
  Current portion of long-term debt, net of discount                  11,686            11,225
  Current portion of notes payable                                       829               408
  Accounts payable                                                     5,468             4,268
  Accrued payroll                                                        296               253
  Due to stockholder                                                       -               115
  Accrued interest                                                       536               164
  Other accrued expenses                                               2,001             2,150
  Income taxes payable                                                    10                15
                                                                    --------------------------
      Total current liabilities                                       28,190            24,306

Long-term debt, net of discount and current portion                        -(a)              -(a)

Deferred income                                                          298               327
Detachable stock warrants                                                  -             3,696
                                                                    --------------------------
      Total Liabilities                                               28,488            28,329
                                                                    --------------------------

Commitments and contingencies                                              -                 -

Stockholders' equity:
  Preferred stock $.01 par value, 1,000,000 authorized,
   none outstanding                                                        -                 -
  Common stock $.01 par value, 50,000,000 shares authorized;
   10,314,140 and 10,133,183 shares issued in 2000 and 1999,
   respectively                                                          103               102
  Additional paid-in capital                                          24,286            20,628
  Accumulated deficit                                                (14,092)          (13,556)
Less treasury stock, 105,510 shares at cost in
 2000 and 1999, respectively                                          (1,641)           (1,641)
                                                                    --------------------------
      Total stockholders' equity                                       8,656             5,533
                                                                    --------------------------
      Total Liabilities and Stockholders' Equity                    $ 37,144          $ 33,862
                                                                    ==========================


 (a) The adjustment reflects the correction of a typographical error on the Form 10-Q, whereby an amount was listed in the column adjacent to "Long term debt. . ." but never included in or added to the "Total Liabilities" amount presented.


The accompanying notes are an integral part of the consolidated financial statements.


                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                        Six months ended June 30,
                                                        -------------------------
                                                           2000           1999
                                                           ----           ----
                                                          (amounts in thousands)

Cash flows from operating activities:
  Net loss                                               $   (536)      $   (451)

  Reconciliation of net loss to net cash (used by) provided by operating Activities:

    Depreciation and amortization                             550            474
    Amortization of deferred financing costs and debt
     discount                                                 112              -
    Write-off of other assets                                   -             70
    Provision for loss on accounts receivable and
     inventories                                              792            231
    Recognition of deferred revenue                          (148)           (70)
    Benefit for deferred income taxes                        (595)          (194)
    Accrued interest expense relating to put feature
     of warrants                                             (154)             -
    Stock compensation expense:
      Non employee stock options                               36             44
      Directors' stock issuance                                50            168
    Changes in operating assets and liabilities:
      Accounts receivable                                    (650)          (125)
      Inventories                                          (1,925)          (259)
      Receivables under royalty agreements                   (288)           (43)
      Prepaid and other assets                                332             41
      Accounts payable and accrued expenses                 1,466            826
      Income taxes payable                                     (5)             -
      Short-term notes payable, operating                    (329)          (275)
                                                         -----------------------

        Net cash (used by) provided by operating
         activities:                                       (1,292)           437
                                                         -----------------------

Cash flows from investing activities:
  Capital expenditures                                       (548)          (461)
  (Increase) in other assets                                 (166)          (185)
                                                         -----------------------
      Net cash used by investing activities                  (714)          (646)
                                                         -----------------------

Cash flows from financing activities:
  Borrowings under capital expenditures facility              257              -
  Borrowings under revolving credit agreement              17,800              -
  Repayments of revolving credit agreement                (16,144)             -
  Proceeds from exercise of common stock options and
   purchase of common stock                                   120              -
                                                         -----------------------
      Net cash provided by financing activities             2,033              -
                                                         -----------------------

Net decrease in cash and equivalents                           27           (209)
Cash and equivalents at beginning of period                   416          1,068
                                                         -----------------------
Cash and equivalents at end of period                    $    443       $    859
                                                         =======================

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


Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1999 (the "1999 10-K Annual Report").


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

      Subsequent Events
      -----------------


In May, 2000, the federal Food and Drug Administration (the "FDA") initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. The Company is currently compiling its responses to the July 5, 2000 FDA report. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Pet
Products Division.   The aggregate annual sales volume for these products
for the fiscal year ended December 31, 1999 was $1,059,000. The Company has incurred $634,000 year to date in related expenses to improve production, to
meet documentation, procedural and regulatory compliance.   After accounting
for this cessation of production and combining these results with continued operating losses in the poultry vaccine business, the Company determined that it was not in compliance with the financial covenants in the debt agreements, as amended.

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

Also, on June 26, 2000, the Company entered into a Second Amendment to Loan and Security Agreement dated as of June 23, 2000 (the "Second Senior Amendment") with Fleet. Pursuant to the Second Senior Amendment, the Company obtained an "overadvance" of $500,000 under the senior revolving line of credit (the "Overadvance"), repayable in full on the earlier to occur of September 22, 2000 or the date of the consummation of the Vineland Sale. Under the Second Senior Amendment, Fleet agreed to forbear from exercising its right to accelerate the maturity of the Senior Loans upon the default by the Borrower under certain financial covenants (the "Forbearance Covenants") until the first to occur of: (a) September 22, 2000, (b) the date on which any default, other than a default under the Forbearance Covenants, occurs under the Senior Debt Agreement, as amended; or (c) the date of the termination of the Vineland Agreement. The Vineland Agreement may be terminated prior to the closing if any of the following occurs:

1. The Buyer and the Company mutually consent to the termination, or Vineland Sale is not consummated on or before the date that is three (3) months after the date of the Vineland Agreement (the date that is three months after the Vineland Agreement date is September 19, 2000), unless the failure to consummate the transaction is the result of a material breach of the Vineland Agreement by the party seeking to terminate the Vineland Agreement; provided, however, that the passage of such period shall be tolled for any part thereof (but not exceeding ninety (90) days in the aggregate) during which any party shall be subject to a non-final order, decree, ruling or action restraining, enjoining or otherwise prohibiting the consummation of the transaction;

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

4.    Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market.

Inventories at June 30, 2000 and December 31, 1999 consist of:

                                    June 30, 2000      December 31, 1999
                                    -------------      -----------------
                                           (amounts in thousands)

Finished goods                          $4,010              $2,445
Work-in-process                          3,676               3,853
Raw materials                            2,219               2,464
                                        ------              ------
Total                                   $9,905              $8,762
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


On or around, May 17, 2000, the Company became aware of a spill at its
Vineland Laboratories facility of about 965 gallons of #2 fuel oil.   By May
26, 2000 the Company had completed remediation of the soil and nearby creek that were affected by the heating oil spill. To assure that the nearby groundwater was not contaminated by the spill, the Company's environmental consultants advised the Company to drill a test well. The well is being drilled and the Company expects to have analytical results by the end of September, 2000. The Company has expensed the costs of the initial remediation and accrued the costs of drilling the test well.

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

      Cohanzick Partners, LP Action

On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., Edward B. Hager, the Company's Chairman, the following directors of the
Company: Terrence D. Daniels, Jane E. Hager, Constantine L. Hampers and Terrence O'Donnell and the following former directors and officers of the
Company: Kevin J. Bratton, Stephen G. Hoch, Surendra Kumar, Donald J. Machpee, Lawrence N. Zitto, Paul D. Paganucci, David G. Pinosky and John O. Marsh (collectively, the "IGI Defendants") and John P. Gallo, the Company's former President. The suit which seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The IGI Defendants settled the matter pursuant to a Stipulation and Order of Dismissal signed by the Court on July 19, 2000. In exchange for the plaintiff's agreement to dismiss its claims against the IGI Defendants, the Company issued to the plaintiff 35,000 shares of unregistered Common Stock of the Company, $.01 par value per share, and the Company's insurer agreed to pay $97,500 to the plaintiff. The Company issued the 35,000 shares of Common Stock in June, 2000 and recorded the issuance at the fair market value of the Common Stock on the date of issuance ($1.375 per share) or $48,125 in the aggregate. As of December 31, 1999, the Company established a reserve with respect the Cohanzick suit of $88,750. The Company intends to record the $48,125 upon issuance of stock as an offset to its reserve in the third quarter 2000.


6.    Business Segments

Summary data related to the Company's reportable segments for the six-month periods ended June 30, 2000 and 1999 appear below:

                               Poultry      Companion      Consumer
                               Vaccines    Pet Products    Products    Corporate*    Consolidated
                               --------    ------------    --------    ----------    ------------
                                                        (in thousands)

Three months ended June 30:
2000
Revenues                        $3,203        $3,374        $1,834       $     -        $8,411

Operating profit (loss)            (98)          (79)        1,167        (1,192)         (202)


1999
Revenues                         3,261         3,608         1,993             -         8,862
Operating profit (loss)           (287)        1,161         1,155        (1,375)          654

Six months ended June 30:
2000
Revenues                         6,392         6,703         3,770             -        16,865
Operating profit (loss)           (479)          573         2,419        (2,310)          203

1999
Revenues                         7,127         6,927         3,551             -        17,605
Operating profit (loss)           (414)        2,170         2,005        (2,740)        1,021

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

Selling, general and administrative expenses decreased by $343,000, or 10 %, from $3,553,000 in the quarter ended June 30, 1999 to $3,210,000 in the quarter ended June 30, 2000. As a percentage of revenues, these expenses were 40% of revenues for the quarter ended June 30, 1999 compared to 38% in the quarter ended June 30, 2000. Selling and marketing expenses decreased by $38,000 compared to the same period last year principally related to lower vaccine selling expenses. General and administrative expenses decreased by $305,000, or 22% compared to the second quarter 1999, primarily as a result of decreased professional fees, management compensation and additional cost saving measures implemented.

Product development and research expenses increased by $113,000 or 35%, compared to the quarter ended June 30, 1999. The increase is mainly for additional research staff to work on new and existing projects.


Net interest expense changed by $1,407,000, from $843,000 net interest expense for the three months ended June 30, 1999 to net interest income of $564,000 for the three months ended June 30, 2000. The decrease is a result of the amendment of the ACS Subordinated notes, whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's stock was replaced by a "make-whole" feature. The interest expense reduction of non-taxable $1,431,000 reflects the decrease in the fair value of the warrants from April 1, 2000 to April 12, 2000.


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

Net interest expense decreased $330,000, or 20%, from $1,665,00 for the six months ended June 30, 1999 to $1,335,000 in the six months ended June 30, 2000. The decrease is a result of the amendment of the ACS Subordinated notes, whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's stock were replaced by a "make-whole" feature. The non-taxable interest expense reduction of $1,431,000 reflects the decrease in the fair value of the warrants from April 1, 2000 to April 12, 2000.

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


The Company recorded a non-taxable $1,073,000 provision reflected as interest expense for the mark-to-market adjustment for the fair value of the "put" warrant for the three month period ended March 31, 2000. As a result of the amendment, the liability recognized related to the warrants was reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000. A nontaxable reduction of interest expense of approximately $1,431,000 was recognized in the second quarter reflecting a decrease in the fair value of the warrants from April 1 to 12, 2000.


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

On June 26, 2000, the Company entered into the Second Subordinated Amendment with ACS. Pursuant to the Second Subordinated Amendment, the Company received $500,000 and issued to ACS $500,000 of Series C Senior Subordinated Notes due September 30, 2000; and ACS waived compliance with certain financial covenants applicable to Borrower contained in the Subordinated Debt Agreement and modified certain interest payment dates with respect to the Notes. In addition, the Second Subordinated Amendment permits the Company to issue additional Series C Notes on July 31, 2000 to pay the interest then due and payable on the Notes and the Series C Notes. The Company will issue, in the beginning of August 2000, to ACS an additional Series C Note in the aggregate principal amount of approximately $300,000 for the interest due.

Also, on June 26, 2000, the Company entered into a Second Senior Amendment dated as of June 23, 2000 with Fleet. Pursuant to the Second Senior Amendment, the Company obtained an "Overadvance" of $500,000 under the senior revolving line of credit, repayable in full on the earlier to occur of September 22, 2000 or the date of the consummation of the Vineland Sale. Under the Second Senior Amendment, Fleet agreed to forbear from exercising its right to accelerate the maturity of the senior loans upon the default by the Borrower under certain financial covenants (the Forbearance Covenants) until the first to occur of: (a) September 22, 2000, (b) the date on which any default, other than a default under the Forbearance Covenants, occurs under the Senior Debt Agreement, as amended; or (c) the date of the termination of the Vineland Agreement.

On June 26, 2000, the Company entered into the Vineland Agreement with Buyer. The Vineland Agreement provides for the sale (the Vineland Sale) by the Company to the Buyer of the assets associated with the business of manufacturing, marketing, licensing and selling poultry vaccines and related equipment conducted by the Vineland Laboratories division of the Company.
In exchange for receipt of such assets, the Buyer will assume certain Company liabilities, in the aggregate, equal to approximately $2,300,000 and will pay the Company cash in the amount of $12,500,000, of which $500,000 will be placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. The Company projects a $98,000 after tax gain on the Vineland Sale offset by a $528,000 after tax extraordinary loss on the early extinguishment of debt. The Vineland Agreement may be terminated prior to the closing if any of the following occurs:

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

Under the Second Senior Amendment, Fleet agreed to release its security interests in and liens on all property to be transferred by the Company to Buyer pursuant to the Vineland Sale (the "Vineland Collateral") upon consummation of the Vineland Sale. The release of the Vineland Collateral is conditioned upon the application of the proceeds of the Vineland Sale, net of certain closing and other costs approved by Fleet, to repay the senior loans, the Overadvance and the Series C Notes as follows: (i) first to repay the Overadvance in full; (ii) second, to repay that amount of the outstanding Revolving Loan equal to 85% of certain of the accounts receivable transferred to the Buyer pursuant to the Vineland Sale; (iii) third, to repay that amount of the revolving line of credit equal to 100% of the Revolving Loan made with respect to inventory transferred pursuant to the Vineland Sale; (iv) fourth, to repay in full the total amount of capital expenditure loans then outstanding; (v) fifth, to repay in full the total amount of the $350,000 term loan then outstanding; (vi) sixth, to repay the portion of the $6,750,000 term loan in an amount sufficient to reduce the outstanding principal balance of that term loan to $2,705,000; (vii) seventh, to pay the Series C Notes in an amount not to exceed $826,798.93; and (viii) eighth, to repay any portion of the then outstanding revolving line of credit.

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

On or around, May 17, 2000, the Company became aware of a spill at its
Vineland Laboratories facility of about 965 gallons of #2 fuel oil.   By May
26, 2000 the Company had completed remediation of the soil and nearby creek that were affected by the heating oil spill. To assure that the nearby groundwater was not contaminated by the spill, the Company's environmental consultants advised the Company to drill a test well. The well is being drilled and the Company expects to have analytical results by the end of September, 2000. The Company has expensed the costs of the initial remediation and accrued the costs of drilling the test well.

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

Factors Which May Affect Future Results

Highly Leveraged and Debt Covenant Compliance

The ability of the Company to repay the Overadvance and the Series C Notes pursuant to the June, 2000, amendments to the Company's debt agreements is dependent upon the consummation of the Vineland Sale or another similar transaction on or before September 19, 2000. There can be no assurance that
the Company will be successful in doing so.    Further, in connection with
the June, 2000 amendments to the Company's debt agreements, the Company reclassified its long-term debt, outstanding as of December 31, 1999 as short-term debt. In response these events, the Company's independent accountants have determined that substantial doubt exists about the Company's ability to continue as a going concern.

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


                         IGI, INC. AND SUBSIDIARIES
                             Financial Schedules

                         PART II  OTHER INFORMATION


Item 1 - Legal Proceedings

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


                                       IGI, Inc.
                                       (Registrant)



Date:   August 30, 2000                By:  /s/Paul Woitach
                                            Paul Woitach
                                            President and Chief Executive
                                            Officer

Date    August 30, 2000                By:  /s/Domenic N. Golato
                                            Domenic N. Golato
                                            Senior Vice President and Chief
                                            Financial Officer