Form 10-Q
period 2000-09-30
IGI INC
filed 2000-11-14
CIK 352998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended                                       Commission File No.
---------------------------                              -----------------------
   SEPTEMBER 30, 2000                                            001-08568


                                    IGI, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           01-0355758
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


WHEAT ROAD AND LINCOLN AVENUE, BUENA, NJ                        08310
----------------------------------------                     -----------
(Address of principal executive offices)                     (Zip Code)


                                  856-697-1441
         --------------------------------------------------------------
               Registrant's telephone number, including area code


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

                 Common Shares Outstanding at November 14, 2000

                                   10,256,564

ITEM 1.    FINANCIAL STATEMENTS

                          PART I FINANCIAL INFORMATION

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)    THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------       -------------------------------
                                                           2000                 1999              2000              1999
                                                       ------------         -----------       ------------       -----------
Revenues:
  Sales, net                                           $      3,773         $     4,735       $     12,735       $    14,440
  Licensing and royalty income                                  546                 634              2,057             1,407
                                                       ------------         -----------       ------------       -----------
    Total revenues                                            4,319               5,369             14,792            15,847
                                                       ------------         -----------       ------------       -----------

Cost and expenses:
  Cost of sales                                               2,665               2,231              7,968             6,382
  Selling, general and administrative expenses                2,786               2,342              6,817             6,970
  Product development and research expenses                     219                 179                676               443
                                                       ------------         -----------       ------------       -----------
Operating profit (loss)                                      (1,351)                617               (669)            2,052
Interest expense, net                                           885                 835              2,220             2,500
                                                       ------------         -----------       ------------       -----------

Loss from continuing operations before income taxes          (2,236)               (218)            (2,889)             (448)
Provision (benefit) for income taxes (note 9)                 6,448                 (37)             5,852               (65)
                                                       ------------         -----------       ------------       -----------

LOSS FROM CONTINUING OPERATIONS                              (8,684)               (181)            (8,741)             (383)
                                                       ------------         -----------       ------------       -----------

DISCONTINUED OPERATIONS (note 2)
  Loss from Operations of Discontinued Business              (1,499)               (153)            (1,978)             (402)
  Gain on Disposal of Discontinued Business                     395                --                  395              --
                                                       ------------         -----------       ------------       -----------
Loss before extraordinary item                               (9,788)               (334)           (10,324)             (785)
Extraordinary loss from early extinguishment of debt            984                --                  984              --
  (note 8)                                             ------------         -----------       ------------       -----------
Net Loss                                               $    (10,772)        $      (334)      $    (11,308)      $      (785)
                                                       ============         ===========       ============       ===========
BASIC AND DILUTED LOSS PER COMMON SHARE

Continuing Operations Before Extraordinary Item        $      (0.84)        $     (0.02)      $      (0.86)      $     (0.04)
Discontinued Operations                                       (0.11)              (0.01)             (0.15)            (0.04)
                                                       ------------         -----------       ------------       -----------
                                                              (0.95)              (0.03)             (1.01)            (0.08)
Extraordinary Loss                                            (0.10)               --                (0.10)             --
                                                       ------------         -----------       ------------       -----------
Net income                                             $      (1.05)        $     (0.03)      $      (1.11)      $     (0.08)
                                                       ============         ===========       ============       ===========


Basic and diluted weighted average number of             10,243,355           9,593,644         10,220,842         9,554,470
  Common shares outstanding

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                                     (UNAUDITED)
                                                                     -----------
ASSETS                                                                  (AMOUNTS IN THOUSANDS)
Current assets:
  Cash and equivalents                                                $    168           $    416
  Accounts receivable, less allowance for doubtful accounts              2,014              2,314
    of $259 and $354 in 2000 and 1999, respectively
  Licensing and royalty receivable                                         735                432
  Inventories, net                                                       3,024              3,856
  Current deferred taxes, net                                               --              1,096
  Prepaid and other current assets                                         967                282
  Net assets of discontinued operations                                     --             10,093
                                                                      --------           --------
    Total current assets                                                 6,908             18,489
Property, plant and equipment, net                                       5,455              6,062
Deferred income taxes, net                                                  --              4,754
Deferred financing costs                                                   503              1,678
Investments                                                                169                144
Other assets                                                               406                390
                                                                      --------           --------
    Total Assets                                                      $ 13,441           $ 31,517
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving credit facility                                           $  1,773           $  5,708
  Current portion of long-term debt, net of discount                     7,468             11,225
  Current portion of notes payable                                         291                408

  Accounts payable                                                       2,653              2,288
  Accrued payroll                                                          398                253
  Due to stockholder                                                        --                115
  Accrued interest                                                         449                164
  Other accrued expenses                                                 2,117              1,785
  Income taxes payable                                                      10                 15
                                                                      --------           --------
    Total current liabilities                                           15,159             21,961
Deferred income                                                            245                327
Detachable stock warrants                                                   --              3,696
                                                                      --------           --------
    Total Liabilities                                                   15,404             25,984
                                                                      --------           --------

Commitments and contingencies                                               --                 --

Stockholders' equity (deficit):
  Preferred stock $.01 par value, 1,000,000 authorized,                     --                 --
    none outstanding
  Common stock $.01 par value, 50,000,000 shares authorized;               103                102
  10,323,262 and 10,133,183 shares issued and outstanding
  in 2000 and 1999, respectively
  Additional paid-in capital                                            23,692             20,628
  Accumulated deficit                                                  (24,864)           (13,556)
Less treasury stock, 66,698 and 105,510 shares at cost in
    2000 and 1999, respectively                                           (894)            (1,641)
                                                                      --------           --------
  Total stockholders' equity (deficit)                                  (1,963)             5,533
                                                                      --------           --------
    Total Liabilities and Stockholders' Equity (Deficit)              $ 13,441           $ 31,517
                                                                      ========           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           IGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         2000                   1999
                                                                                       --------                -------
                                                                                           (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net loss                                                                             $(11,308)               $  (785)
  Reconciliation of net loss to net cash (used by) provided by operating activities:
    Gain on sale of discontinued operations                                                (395)                    --
    Depreciation and amortization                                                           778                    706
    Amortization of deferred financing costs and debt discount                              256                     --
    Extraordinary expense on early extinguishment of debt                                   984                     --
    Gain on sale of assets                                                                   --                    (30)
    Write-off of other assets                                                                --                    105
    Provision for loss on accounts receivable and inventories                                26                    328
    Recognition of deferred revenue                                                        (167)                  (138)
    Charge (benefit) for deferred income taxes                                            5,850                   (337)
    Interest expense relating to put feature of warrants                                    (53)                    --
    Warrants issued to lenders under prior extension agreements                              --                    223
    Stock compensation expense:
      Non employee stock options                                                             40                     55
      Directors' stock issuance                                                              75                    145
  Changes in operating assets and liabilities:
    Accounts receivable                                                                     148                    253
    Inventories                                                                             234                   (688)
    Receivables under royalty agreements                                                   (303)                   (56)
    Prepaid and other assets                                                                596                    192
    Accounts payable and accrued expenses                                                   564                  1,226
    Deferred revenue                                                                         --                     58
    Short term notes payable, operating                                                    (867)                  (364)
    Income taxes payable/refundable                                                          (5)                    --
                                                                                       --------                -------
      Net cash (used in) provided by operating activities                                (3,547)                   893
                                                                                       --------                -------
Cash flows from investing activities:
  Capital expenditures                                                                     (565)                  (616)
  Proceeds from sales of assets                                                              --                     40
  (Increase) decrease in other assets                                                      (259)                  (334)
  Proceeds from sale of discontinued operations                                          12,000                     --
                                                                                       --------                -------
      Net cash provided by (used in) investing activities                                11,176                   (910)
                                                                                       --------                -------
Cash flows from financing activities:
  Borrowings under capital expenditures facility                                            257                     --
  Borrowings under revolving credit agreement                                            27,557                     --
  Repayments of revolving credit agreement                                              (31,492)                    --

  Payments of deferred financing costs                                                   (4,319)                    --
  Proceeds from exercise of common stock options and
  Purchase of common stock                                                                  120                     --
                                                                                       --------                -------
      Net cash increase (used in) financing activities                                   (7,877)                    --
                                                                                       --------                -------
Net decrease in cash and equivalents                                                       (248)                   (17)
Cash and equivalents at beginning of period                                                 416                  1,068
                                                                                       --------                -------
Cash and equivalents at end of period                                                  $    168                $ 1,051
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

         Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1999 (the "1999 10-K Annual Report"). Certain prior period information has been reclassified to reflect the effect of discontinued operations.

2.       DISCONTINUED OPERATIONS

         On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfers of the liabilities of the Vineland Laboratories division. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. The Company's results reflects a $395,000 gain on the Vineland Sale under Gain on Disposal of Discontinued Business. Also, the Vineland Laboratories division incurred a loss of $1,499,000 and $1,978,000 for the three and nine months ended September 30, 2000, respectively, as reflected as a loss from operations of discontinued business.

3.       DEBT AND STOCK WARRANTS

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

         The Company recorded a non-taxable $1,073,000 provision reflected as interest expense for the mark-to-market adjustment for the fair value of the "put" warrant for the three month period ended March 31, 2000. A non-taxable reduction of interest expense of $1,431,000 was recognized in the second quarter ended June 30, 2000, reflecting a decrease in the fair value of the warrants from April 1 to April 12, 2000. As a result of the April 12, 2000 amendment, the remaining liability at April 12,

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         2000 of $3,338,000 was reclassified to paid in capital. The April 12, 2000 amendment required the Company to file a shelf Registration Statement with respect to resales of shares acquired by ACS by October 9, 2000. On September 30, 2000, ACS granted an extension to November 30, 2000 for the registration to be effective by the SEC. If the registration is not effective by this date, the Company can be required by ACS to reclassify the $3,338,000 from paid in capital to a liability and resume mark-to-market accounting.

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

         On June 26, 2000, the Company entered into the Second Subordinated Amendment with ACS. Pursuant to the Second Subordinated Amendment, the Company received $500,000 and issued to ACS $500,000 of Series C Senior Subordinated Notes due September 30, 2000; and ACS waived compliance with certain financial covenants applicable to Borrower contained in the Subordinated Debt Agreement and modified certain interest payment dates with respect to the Notes. In addition, the Second Subordinated Amendment permits the Company to issue additional Series C Notes on July 31, 2000 to pay the interest then due and payable on the Notes and the Series C Notes. The Company issued in August 2000, an additional Series C Note to ACS in the aggregate principal amount of approximately $306,000 for the interest due. The Series C Notes were paid with interest totaling approximately $818,000 on September 15, 2000, the date of the closing of the Vineland Sale.

         Also, on June 26, 2000, the Company entered into a Second Senior Amendment dated as of June 23, 2000 with Fleet. Pursuant to the Second Senior Amendment, the Company obtained an "Overadvance" of $500,000 under the senior revolving line of credit, repayable in full on the earlier to occur of September 22, 2000 or the date of the consummation of the Vineland Sale. Under the Second Senior Amendment, Fleet agreed to forbear from exercising its right to accelerate the maturity of the senior loans upon the default by the Borrower under certain financial covenants (the Forbearance Covenants). The Company did not borrow any funds from the overadvance.

         On September 15, 2000 the shareholders of the Company approved and the Company consummated the sale of the assets of the Vineland Laboratories division. In exchange for receipt of such assets, the Buyer assumed certain Company liabilities, in the aggregate, equal to approximately $2,300,000 and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. The Company applied a portion of the proceeds of the Vineland Sale to the Fleet required payments on the Revolving Loan, Capital Expenditure Loan and Term Loans totaling approximately $10,875,000. The Company's operating results reflect a $395,000 gain on the Vineland Sale, and a $984,000 extraordinary loss on the early extinguishment of debt.

         Due to the terms of the Second Senior Amendment and the Second Subordinated Amendment discussed above, the Company has classified all debt owed to ACS and Fleet as short-term debt. The Company's independent accountants determined that substantial doubt exists about the Company's ability to continue as a going concern. Even after the Vineland Sale and repayment of the Series C Notes, the Company remains highly leveraged; furthermore, availability for borrowings under the revolving line of credit facility is dependent on the level of its qualifying accounts receivable and inventory.

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         ACS and Fleet have waived compliance with certain financial covenants through September 30, 2000. As of October 1, 2000, the Company is not in compliance with the bank covenants. Based on the results through the third quarter of 2000, which reflects a lower sales price for the Vineland Division, operating losses and the additional deferred tax valuation allowance, none of which were anticipated at the time the covenants were established, ACS and Fleet have agreed to renegotiate the covenants going forward prior to 2001.

4.       PER SHARE DATA

         Per share data is computed based upon the weighted average number of shares of common stock, adjusted for the potential conversion of dilutive common stock equivalents. Given the Company's net loss, basic and dilutive earnings per share data are equal for the periods ended September 30, 2000 and 1999.

5.       INVENTORIES

         Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market.

         Inventories at September 30, 2000 and December 31, 1999 consist of:

                                       SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                       -------------------    -----------------
         (AMOUNTS IN THOUSANDS)
         Finished goods                       $1,832               $2,445
         Work-in-process                          --                3,853
         Raw materials                         1,192                2,464
                                              ------               ------
         Total                                $3,024               $8,762
                                              ======               ======

6.       REGULATORY PROCEEDINGS AND LEGAL PROCEEDINGS

         The Company is subject to review, oversight and periodic inspections by governmental regulatory agencies such as the SEC, the U.S. Department of Agriculture ("USDA"), the Federal Food and Drug Administration ("FDA") and the New Jersey Department of Environmental Protection ("NJDEP") and the local department of health.

         FDA INSPECTION OBSERVATIONS

         In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company permanently discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Pet Products Division.The aggregate annual sales volume for these products for the fiscal year ended December 31, 1999 was $1,059,000 in total, $534,000 for Liquichlor and $525,000 for Cerumite. The Company has responded to the July 5, 2000 FDA report and is currently preparing the required written procedures and documentation on product preparation to comply with the FDA regulations. After this is completed, the Company will contact the FDA for a return visit. The Company is unable to estimate, at this time, when it will request the FDA's return visit.

         The Company formally responded to the July 5, 2000 observations. The FDA will evaluate the Company's response and will determine the ultimate outcome of the FDA inspection. An unfavorable

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         outcome could result in fines, penalties and the potential permanent or temporary halt of the sale of certain regulated products, any or all of which could have a material, adverse effect on the Company. The Company has incurred $884,000 year to date in related expenses to improve production, to meet documentation, procedural and regulatory compliance.

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

         NJDEP ACTION

         On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected a company storage site in Buena, New Jersey and issued a Notice of Violation relating to the storage of waste materials in a number of trailers at the site. The Company has established a disposal and cleanup schedule and has commenced operations to remove materials from the site. Small amounts of hazardous waste were discovered and the Company was issued a notice of violation relating to the storage of these materials. The Company is cooperating with the authorities and expects the assessment of fines or penalties. The Company has expensed the full expected cost of $160,000 related to the disposal and cleanup.

         On or around, May 17, 2000, the Company became aware of a spill at its Vineland Laboratories facility of about 965 gallons of #2 fuel oil. By May 26, 2000 the Company had completed remediation of the soil and nearby creek that were affected by the heating oil spill. To assure that the nearby groundwater was not contaminated by the spill, the Company's environmental consultants advised the Company to drill a test well. The well has been drilled and the analytical results found no contamination of groundwater. The Company has expensed the costs of the initial remediation and accrued the costs of drilling the test well.

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

         COHANZICK PARTNERS, LP ACTION

         On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., Edward B. Hager, the Company's Chairman, the following directors of the Company: Terrence D. Daniels, Jane E. Hager, Constantine L. Hampers

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         and Terrence O'Donnell and the following former directors and officers of the Company: Kevin J. Bratton, Stephen G. Hoch, Surendra Kumar, Donald J. MacPhee, Lawrence N. Zitto, Paul D. Paganucci, David G. Pinosky and John O. Marsh (collectively, the "IGI Defendants") and John
         P. Gallo, the Company's former President. The suit which sought approximately $420,000 in actual damages together with fees, costs and interest, alleged violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997.The IGI Defendants settled the matter pursuant to a Stipulation and Order of Dismissal signed by the Court on July 19, 2000. In exchange for the plaintiff's agreement to dismiss its claims against the IGI Defendants, the Company issued to the plaintiff 35,000 shares of unregistered Common Stock of the Company, $.01 par value per share, and the Company's insurer agreed to pay $97,500 to the plaintiff. The Company issued the 35,000 shares of Common Stock in June, 2000 and recorded the issuance at the fair market value of the Common Stock on the date of issuance ($1.375 per share) or $48,125 in the aggregate. As of December 31, 1999, the Company established a reserve with respect the Cohanzick suit of $88,750. The Company offset the $48,125 upon issuance of stock to the reserve during this quarter.

7.       BUSINESS SEGMENTS

         Summary data related to the reportable segments for the Company's continuing operations for the nine-month periods ended September 30, 2000 and 1999 appear below:

                                            COMPANION        CONSUMER
                                           PET PRODUCTS      PRODUCTS         CORPORATE *     CONSOLIDATED
                                           ------------      --------         -----------     ------------
                                                                  (IN THOUSANDS)
         THREE MONTHS ENDED SEPTEMBER 30:
         2000
         ----
         Revenues                            $ 3,033           $ 1,286          $    --          $ 4,319
         Operating profit (loss)                (163)              719           (1,907)          (1,351)

         1999
         ----
         Revenues                              3,861             1,508               --            5,369
         Operating profit (loss)               1,119               840           (1,342)             617

         NINE MONTHS ENDED SEPTEMBER 30:
         2000
         ----
         Revenues                              9,736             5,056               --           14,792
         Operating profit (loss)                 410             3,138           (4,217)            (669)

         1999
         ----
         Revenues                             10,788             5,059               --           15,847
         Operating profit (loss)               3,289             2,845           (4,082)           2,052

*Notes:

         (A) Unallocated corporate expenses are principally general and administrative expenses.

         (B)      Transactions between reportable segments are not material.

8.       EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

         A portion of the cash proceeds for the sale of the Vineland Laboratories division was used to pay down bank debt of $10,875,000. An extraordinary loss of $984,000 was recognized in connection with this pay-down, representing unamortized deferred charges related to the bank financing.

                           IGI, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


9.       INCOME TAXES

         The increase in tax expense is the result of an additional valuation allowance of $6,448,000 recorded during the quarter ended September 30, 2000. On a quarterly basis, the Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its expectations for the future, and the expiration dates of the net operating loss carryforwards. At September 30, 2000, there were a number of events that were not originally forecasted or expected by the Company, which negatively impacted the earnings and cash flow of the Company and will continue to impact the Company in the future. The Company initially expected to receive $17.5 million on the sale of the Vineland division; the final negotiated price was for $15.0 million. In addition, the Company projected the Vineland division to generate an operating profit in 2000 but instead it incurred a substantial operating loss, including a third quarter operating loss for the Vineland division through September 15, 2000, the date of the sale of Vineland of $1,499,000. Also, the Petcare division, due to the FDA inspection and related inspection report received on July 5, 2000, has suspended production and sales of two significant Petcare products and incurred substantial consulting fees related to the products that the FDA requested to be recalled. In the third quarter, the Company decided to permanently discontinue the manufacture and sale of Liquichlor, which had sales of $534,000 in 1999. In addition, the Company cannot predict when or if it will resume production of Cerumite. The Company's Consumer division has also generated less profit than was originally projected in 2000. All of the above events have had a negative impact on profitability and cash flow and resulted in the Company being in violation of its bank covenants. As a result, the Company has concluded that based on its evaluation of the events that have arisen through the third quarter of 2000, and its forecast of future operating results, it is not likely that it will be able to fully realize their deferred tax assets in the foreseeable future. Also, upon future positive operating results the deferred tax assets can be reinstituted.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

         The Company had a net loss of $8,684,000 or $.84 per share, for the three months ended September 30, 2000 as compared to a net loss of $181,000, or $.02 per share, for the quarter ended September 30, 1999. The increase in net loss is a result of charges for additional Companion Pet consulting fees, write off of Companion Pet Products obsolete inventory and product recalls, executive severance, investment banker's fee, additional legal costs, and establishment of additional valuation allowances for deferred tax assets.

         Total revenues for the quarter ended September 30, 2000 were $4,319,000, which represents a decrease of $1,050,000 or 20%, compared to revenues of $5,369,000, for the quarter ended September 30, 1999. The decrease is due to lower Companion Pet and Consumer Product revenues. Companion Pet Product revenue decreased $828,000 or 21% primarily due to lost

                           IGI, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         revenues from product recalls and removal of these products from the product line. Consumer Product revenue decreased $222,000 or 15% mainly from reduced sales to Estee Lauder and lower royalty income from Johnson & Johnson, offset by higher Genesis related licensing income.

         Cost of sales increased by $434,000, or 19%, from the quarter ended September 30, 1999. As a percentage of revenues, cost of sales increased from 42% in the quarter ended September 30, 1999 to 62% in the quarter ended September 30, 2000. The resulting decrease in gross profit from 58% in 1999 to 38% in 2000 is the result of unusual charges of an additional $250,000 for consulting and other related costs for Pet Care Products documentation, procedural and regulatory compliance issues, a $146,000 charge for recall of certain Pet Care products and a charge of $315,000 for Pet Products' inventory obsolescence. Without these the unusual charges of $711,000, the gross profit for the quarter would have been 47%.

         Selling, general and administrative expenses increased by $444,000 or 19%, from $2,342,000 in the quarter ended September 30, 1999 to $2,786,000 in the quarter ended September 30, 2000. As a percentage of revenues, these expense were 44% of revenues for the quarter ended September 30, 1999 compared to 65% in the quarter ended September 30, 2000. The increase is the result of $280,000 for the former President's severance package, $206,000 fee for investment banking services and $134,000 for additional legal costs related to recent SEC filings.

         Product development and research expenses increased by $40,000 or 22% compared to the quarter ended September 30, 1999. The increase is mainly for additional research staff to work on new and existing projects.

         Net interest expense changed by $50,000 from $835,000 net interest expense for the three months ended September 30, 1999 to $885,000 for the three months ended September 30, 2000. The increase is the result of higher borrowing required to fund operations until the sale of the Vineland Division on September 15, 2000.

         The increase in tax expense is the result of an additional valuation allowance of $6,448,000 recorded during the quarter ended September 30, 2000. On a quarterly basis, the Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its expectations for the future, and the expiration dates of the net operating loss carryforwards. At September 30, 2000, there were a number of events that were not originally forecasted or expected by the Company, which negatively impacted the earnings and cash flow of the Company and will continue to impact the Company in the future. The Company initially expected to receive $17.5 million on the sale of the Vineland division; the final negotiated price was for $15.0 million. In addition, the Company projected the Vineland division to generate an operating profit in 2000 but instead it incurred a substantial operating loss, including a third quarter operating loss for the Vineland division through September 15, 2000, the date of the sale of Vineland of $1,499,000. Also, the Petcare division, due to the FDA inspection and related inspection report received on July 5, 2000, has suspended production and sales of two significant Petcare products and incurred substantial consulting fees related to the products that the FDA requested to be recalled. In the third quarter, the Company decided to permanently discontinue the manufacture and sale of Liquichlor, which had sales of $534,000 in 1999. In addition, the Company cannot predict when or if it will resume production of Cerumite. The Company's Consumer division has also generated less profit than was originally projected in 2000. All of the above events have had a negative impact on profitability and cash flow and resulted in the Company being in violation of its bank covenants. As a result, the Company has concluded that based on its evaluation of the events that have arisen through the third quarter of 2000, and its forecast of future operating results, it is not likely that it will be able to fully realize their deferred tax assets in the foreseeable future. Also, upon future positive operating results the deferred tax assets can be reinstituted.

                           IGI, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         DISCONTINUED OPERATIONS

         On September 15, 2000, the shareholders of the Company approved and the Company consummated the sales of the assets and transfers of the liabilities of the Vineland Laboratories division. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. The Company's results reflects a $395,000 gain on the Vineland Sale under Gain on Disposal of Discontinued Business. Also, the Vineland Laboratories division incurred a loss of $1,499,000 and $1,978,000 for the three and nine months ended September 30, 2000, respectively, as reflected as a loss from operations of discontinued business.

         RESULTS OF CONTINUING OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

         The Company had a net loss of $8,741,000, or $.86 per share, for the nine months ended September 30, 2000 as compared to a net loss of $383,000, or $.04 per share, for the nine months ended September 30, 1999. The increase in the net loss compared to the prior year, was primarily due to decreased revenue for Companion Pet Products, increased cost of sales for Companion Pet Products, and establishment of an additional valuation allowance for deferred taxes.

         Total revenues for the nine months ended September 30, 2000 were $14,792,000, which represents a decrease of $1,055,000, or 7%, from revenues of $15,847,000 for the nine months ended September 30, 1999. The decrease in revenues was primarily attributable to decreased Companion Pet sales from product recalls and removal of these products from the product line. Consumer Products revenues decreased because of lower Estee Lauder shipments but this was offset by higher licensing and royalty income.

         Cost of sales increased by $1,586,000, or 25%, from the nine months ended September 30, 1999. As a percentage of revenues, cost of sales increased from 40% in the nine months ended September 30, 1999 to 54% in the nine months ended September 30, 2000. The resulting decrease in gross profit from 60% in 1999 to 46% in 2000, is the result of unusual charges of $884,000 for consulting and other related costs for Petcare Products documentation, procedural and regulatory compliance issues, $160,000 for hazardous waste removal and $796,000 for Pet Product recall and inventory related reserve. In addition, on May 17, 2000, an oil tank spill occurred at the Poultry Vaccine Vineland facility. $167,000 in expenses was incurred to clean up the oil spill. Excluding the unusual charges above of $2,007,000, this would have resulted in a 60% gross profit for the nine months ended September 30, 2000.

         Selling, general and administrative expenses decreased by $153,000, or 2%, from $6,970,000 in the nine months ended September 30, 1999 to $6,817,000 in the nine months ended September 30, 2000. As a percentage of revenues, these expenses were 44% of revenues for the nine months ended September 30, 1999 compared to 46% in the nine months ended September 30, 2000. Overall expenses decreased due to cost saving measures implemented offset by the former President's severance package, fees for investment banking services and increased legal costs related to recent SEC filings.

                           IGI, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         Product development and research expenses increased by $233,000, or 53%, compared to the nine months ended September 30, 1999. The increase is principally for additional research staff to work on new and existing projects.

         Net interest expense decreased $280,000, or 20%, from $2,500,000 for the nine months ended September 30, 1999 to $2,220,000 in the nine months ended September 30, 2000. The decrease is a result of the amendment of the ACS Subordinated notes, whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's stock were replaced by a "make-whole" feature. The non-taxable interest expense reduction of $1,431,000 reflects the decrease in the fair value of the warrants from April 1, 2000 to April 12, 2000.

         The increase in tax expense is the result of an additional valuation allowance of $6,448,000 recorded during the quarter ended September 30, 2000. On a quarterly basis, the Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its expectations for the future, and the expiration dates of the net operating loss carryforwards. At September 30, 2000, there were a number of events that were not originally forecasted or expected by the Company, which negatively impacted the earnings and cash flow of the Company and will continue to impact the Company in the future. The Company initially expected to receive $17.5 million on the sale of the Vineland division; the final negotiated price was for $15.0 million. In addition, the Company projected the Vineland division to generate an operating profit in 2000 but instead it incurred a substantial operating loss, including a third quarter operating loss for the Vineland division through September 15, 2000, the date of the sale of Vineland of $1,499,000. Also, the Petcare division, due to the FDA inspection and related inspection report received on July 5, 2000, has suspended production and sales of two significant Petcare products and incurred substantial consulting fees related to the products that the FDA requested to be recalled. In the third quarter, the Company decided to permanently discontinue the manufacture and sale of Liquichlor, which had sales of $534,000 in 1999. In addition, the Company cannot predict when or if it will resume production of Cerumite. The Company's Consumer division has also generated less profit than was originally projected in 2000. All of the above events have had a negative impact on profitability and cash flow and resulted in the Company being in violation of its bank covenants. As a result, the Company has concluded that based on its evaluation of the events that have arisen through the third quarter of 2000, and its forecast of future operating results, it is not likely that it will be able to fully realize their deferred tax assets in the foreseeable future. Also, upon future positive operating results the deferred tax assets can be reinstituted.

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

         During the nine months ended September 30, 2000, the Company recognized a benefit of $358,000 reflected as a reduction of interest expense for the mark-to-market adjustment for the fair value of the "put" warrant for the nine month period ended September 30, 2000. As a result of the amendment, the net liability recognized related to these warrants was reclassified as a component of equity without a future mark-to-market adjustment effective April 12, 2000.

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

         In April, 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report included several unfavorable observations of manufacturing and quality assurance practices and products of the division. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company permanently discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Pet Products Division.The aggregate annual sales volume for these products for the fiscal year ended December 31, 1999 was $1,059,000, $534,000 for Liquichlor and $525,000 for Cerumite. The Company has responded to the July 5, 2000 FDA report, and is currently preparing the required written procedures and documentation on product preparation to comply with the FDA regulations. After this is completed, the Company will contact the FDA for a return visit. The Company is unable to estimate, at this time, when it will request the FDA" return visit. The Company has incurred $884,000 year to date in related expenses to improve production, to meet documentation, procedural and regulatory compliance.After accounting for this cessation of production and combining these results with continued operating losses in the poultry vaccine business, the Company determined that it was not in compliance with the financial covenants in the debt agreements, as amended.

         On June 26, 2000, the Company entered into the Second Subordinated Amendment with ACS. Pursuant to the Second Subordinated Amendment, the Company received $500,000 and issued to ACS $500,000 of Series C Senior Subordinated Notes due September 30, 2000; and ACS waived compliance with certain financial covenants applicable to Borrower contained in the Subordinated Debt Agreement and modified certain interest payment dates with respect to the Notes. In addition, the Second Subordinated Amendment permits the Company to issue additional Series C Notes on July 31, 2000 to pay the interest then due and payable on the Notes and the Series C Notes. The Company issued in August 2000, an additional Series C Note to ACS in the aggregate principal amount of approximately $306,000 for the interest due. The Series C Notes were paid with interest totaling approximately $818,000 on September 15, 2000, the date of the closing of the Vineland Sale.

         Also, on June 26, 2000, the Company entered into a Second Senior Amendment dated as of June 23, 2000 with Fleet. Pursuant to the Second Senior Amendment, the Company obtained an "Overadvance" of $500,000 under the senior revolving line of credit, repayable in full on the earlier to occur of September 22, 2000 or the date of the consummation of the Vineland Sale. Under the Second Senior Amendment, Fleet agreed to forbear from exercising its right to accelerate the maturity of the senior loans upon the default by the Borrower under certain financial covenants (the Forbearance Covenants). The Company did not borrow any funds from the overadvance.

         On September 15, 2000 the shareholders of the Company approved and the Company consummated the sale of the assets of the Vineland Laboratories division. In exchange for receipt of such assets, the Buyer assumed certain Company liabilities, in the aggregate, equal to approximately $2,300,000 and paid the Company cash in the amount of $12,500,000, of which $500,000 was

                           IGI, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. The Company applied a portion of the proceeds of the Vineland Sale to the Fleet required payments on the Revolving Loan, Capital Expenditure Loan and Term Loans totaling approximately $10,875,000. The Company's operating results reflect a $395,000 gain on the Vineland Sale, and a $984,000 extraordinary loss on the early extinguishment of debt.

         Due to the terms of the Second Senior Amendment and the Second Subordinated Amendment discussed above, the Company has classified all debt owed to ACS and Fleet as short-term debt. The Company's independent accountants determined that substantial doubt exists about the Company's ability to continue as a going concern. Even after the Vineland Sale and repayment of the Overadvance and the Series C Notes, the Company remains highly leveraged; furthermore, availability for borrowings under the revolving line of credit facility is dependent on the level of its qualifying accounts receivable and inventory.

         ACS and Fleet have waived compliance with certain financial covenants through September 30, 2000. As of October 1, 2000, the Company is not in compliance with the bank covenants. Based on the results through the third quarter of 2000, which reflects a lower sales price for the Vineland Division, operating losses and the additional deferred tax valuation allowance, none of which were anticipated at the time the covenants were established, ACS and Fleet have agreed to renegotiate the covenants going forward prior to 2001.

         The Company remains highly leveraged and as a result, access to additional funding sources is limited. The Company's available borrowing under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. Unfavorable product sales performance since April 1, 2000 has limited the available borrowing capacity of the Company under the revolving line of credit facility. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in renegotiating its financial covenants or meeting its financial obligations, it could result in a default under its loan agreements and any such default, not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors.

         The Company's operating activities used $3.5 million of cash during the nine-month period ended September 30, 2000. The Company generated approximately $11.2 million of cash in investing activities, primarily from the sale of the Vineland Division. Cash utilized in the Company's operating and investing activities were provided by the Company's financing activities, which primarily related to increased borrowings under the line of credit facility.

REGULATORY PROCEEDING AND LEGAL PROCEEDINGS

     The Company is subject to review, oversight and periodic inspections by governmental regulatory agencies such as the SEC, the USDA, the FDA and the NJDEP and the local department of health.

FDA INSPECTION OBSERVATIONS

      In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company permanently discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Pet Products Division.The aggregate annual sales volume for these products for the fiscal year ended December 31, 1999 was

                           IGI, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         $1,059,000 in total, $534,000 for Liquichlor and $525,000 for Cerumite. The Company has responded to the July 5, 2000 FDA report and is currently preparing the required written procedures and documentation on product preparation to comply with the FDA regulations. After this is completed, the Company will contact the FDA for a return visit. The Company is unable to estimate, at this time, when it will request the FDA's return visit.

         Upon receipt of the Company's formal response to the July 5, 2000 observations, the FDA will evaluate the Company's response and will determine the ultimate outcome of the FDA inspection. An unfavorable outcome could result in fines, penalties and the potential halt of the sale of certain regulated products, any or all of which could have a material, adverse effect on the Company. The Company has incurred $884,000 year to date in related expenses to improve production, to meet documentation, procedural and regulatory compliance.


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

         On or around, May 17, 2000, the Company became aware of a spill at its Vineland Laboratories facility of about 965 gallons of #2 fuel oil.By May 26, 2000 the Company had completed remediation of the soil and nearby creek that were affected by the heating oil spill. To assure that the nearby groundwater was not contaminated by the spill, the Company's environmental consultants advised the Company to drill a test well. The well has been drilled and the analytical results found no contamination of groundwater. The Company has expensed the costs of the initial remediation and accrued the costs of drilling the test well.

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

         COHANZICK PARTNERS, LP ACTION

         On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., Edward B. Hager, the Company's Chairman, the following directors of the Company: Terrence D. Daniels, Jane E. Hager, Constantine L. Hampers and Terrence O'Donnell and the following former directors and officers of the Company: Kevin J. Bratton, Stephen G. Hoch, Surendra Kumar, Donald J. MacPhee, Lawrence N. Zitto, Paul D. Paganucci, David G. Pinosky and John O. Marsh (collectively, the "IGI Defendants") and John P. Gallo, the Company's former President. The suit which seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The IGI Defendants settled the matter pursuant to a Stipulation and Order of Dismissal signed by the Court on July 19, 2000. In exchange for the plaintiff's agreement to dismiss its claims against the IGI Defendants, the Company issued to the plaintiff 35,000 shares of unregistered Common Stock of the Company, $.01 par value per share, and the Company's insurer agreed to pay $97,500 to the plaintiff. The Company issued the 35,000 shares of Common Stock in June, 2000 and recorded the issuance at the fair market value of the Common Stock on the date of issuance ($1.375 per share) or $48,125 in the aggregate. As of December 31, 1999, the Company established a reserve with respect the Cohanzick suit of $88,750. The Company offset the $48,125 upon issuance of stock to the reserve during this quarter .

FACTORS WHICH MAY AFFECT FUTURE RESULTS

HIGHLY LEVERAGED AND DEBT COVENANT COMPLIANCE

         In connection with the June, 2000 amendments to the Company's debt agreements, the Company reclassified its long-term debt, outstanding as of December 31, 1999 as short-term debt and the Company's independent accountants have determined that substantial doubt exists about the Company's ability to continue as a going concern.

         Even after the Vineland Sale, the Company is very highly leveraged and subject to restrictive covenants and restraints which are contained in its Senior Debt Agreement, as amended, and its Subordinated Debt Agreement, as amended.

         The debt agreements contain various affirmative and negative covenants, such as requirements to achieve minimum tangible net worth and minimum fixed charge coverage ratios. Furthermore, the Company's available borrowings under the revolving line of credit are dependent upon the level of the Company's qualifying accounts receivable and inventory.

         ACS and Fleet have waived compliance with certain financial covenants through September 30, 2000. As of October 1, 2000, the Company is not in compliance with the bank covenants. Based on the results through the third quarter of 2000, which reflects a lower sales price for the Vineland Division, operating losses and the additional deferred tax valuation allowance, none of which were anticipated at the time the covenants were established, ACS and Fleet have agreed to renegotiate the covenants going forward prior to 2001.

         If the Company is not successful in meeting its financial covenants, a default could occur under the debt agreements and any such default, if not resolved, could lead to curtailment of certain the Company's business operations, sale of certain assets or commencement of insolvency proceedings by the Company's creditors.

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

         COHANZICK PARTNERS, LP ACTION

         On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., Edward B. Hager, the Company's Chairman, the following directors of the Company: Terrence D. Daniels, Jane E. Hager, Constantine L. Hampers and Terrence O'Donnell and the following former directors and officers of the Company: Kevin J. Bratton, Stephen G. Hoch, Surendra Kumar, Donald J. MacPhee, Lawrence N. Zitto, Paul D. Paganucci, David G. Pinosky and John O. Marsh (collectively, the "IGI Defendants") and John P. Gallo, the Company's former President. The suit, which seeks approximately $420,000 in actual damages together with fees, costs and interest, alleges violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The IGI Defendants settled the matter pursuant to a Stipulation and Order of Dismissal signed by the Court on July 19, 2000. In exchange for the plaintiff's agreement to dismiss its claims against the IGI Defendants, the Company issued to the plaintiff 35,000 shares of unregistered Common Stock of the Company, $.01 par value per share, and the Company's insurer agreed to pay $97,500 to the plaintiff.

         Item 3 - Defaults on Senior Securities

         The Company has failed to comply with the financial covenants contained in its loan agreements with Fleet and ACS regards to the fixed charge coverage, the maximum leverage ratio and the maximum debt-to-equity ratio. The Company's lenders had agreed to forbear through September 30, 2000 from taking action with regards to non-compliance 2000. The Company has also failed to comply with the same covenants for the quarter ended September 30, 2000. The lenders have also agreed to waive non-compliance. The Company and its lenders have agreed to renegotiate these covenants. However, the Company cannot predict whether it will be able to negotiate new covenants with which it can comply.

                           IGI, INC. AND SUBSIDIARIES
                               FINANCIAL SCHEDULES


         Item 5 - Other Information

         The Company has entered into a Separation Agreement with Paul Woitach, formerly President and Chief Executive Officer of the Company, regarding his separation from the Company. The Agreement provides for the continued payment of his salary through August 31, 2001 and for the continuation of certain other benefits. The Company also agreed to extend the period in which he may exercise Company stock options to December 31, 2001.

                           IGI, INC. AND SUBSIDIARIES
                               FINANCIAL SCHEDULES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               IGI, Inc.
                               (Registrant)




Date: November 14, 2000        By:   /s/John Ambrose
                                  ----------------------------------------------
                               John Ambrose
                               President and Chief Operating Officer




Date: November 14, 2000        By:   /s/ Domenic N. Golato
                                  ----------------------------------------------
                               Domenic N. Golato
                               Senior Vice President and Chief Financial Officer

                           IGI, INC. AND SUBSIDIARIES
                               FINANCIAL SCHEDULES

The following exhibits are filed herewith:

         10.1 Amendment and Waiver to Loan and Security Agreement dated as of October 31, 2000 between Fleet Capital Corporation and the Company and its affiliates.

         10.2 Letter Waiver dated November 9, 2000 between American Capital Strategies, Ltd. and the Company and its affiliates.

         10.3 Separation Agreement and General Release dated September 1, 2000 between the Company and Paul Woitach.