Form 10-K
period 2000-12-31
IGI INC
filed 2001-03-28
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            _____________________


                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended                                   Commission File No.
---------------------                                   -------------------
  December 31, 2000                                          001-08568

                                  IGI, Inc.
           (Exact name of registrant as specified in its charter)

           Delaware                                          01-0355758
           --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                         Identification No.)

Wheat Road and Lincoln Avenue, Buena, NJ                       08310
----------------------------------------                       -----
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

                               Yes [X]  No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at March 16, 2001, as computed by reference to the last trading price of such stock, was approximately $2,712,000.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 16, 2001 was 10,577,731 shares.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed with the Commission on or before April 30, 2001 are incorporated herein by reference in Part III.


                                   Part I

Item 1.  Business

      IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at Wheat Road and Lincoln Avenue, Buena, New Jersey. The Company is a diversified company engaged in two business segments:

      * Consumer Products Business - production and marketing of cosmetics and skin care products,

      * Companion Pet Products Business - production and marketing of companion pet products such as pharmaceuticals, nutritional supplements and grooming aids.

      In December 1995, IGI distributed its ownership of its majority-owned subsidiary, Novavax, Inc. ("Novavax"), in the form of a tax-free stock dividend, to IGI stockholders. Novavax had conducted the biotechnology business segment of IGI. In connection with the distribution, the Company paid Novavax $5,000,000 in return for a fully paid-up, ten-year license (the "IGI License Agreement") entitling it to the exclusive use of the Novasome(R) lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings;
(iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones);
(iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field"). IGI has the option, exercisable within the last year of the ten-year term, to extend the exclusive license for an additional ten-year period for $1,000,000. Novavax has retained the right to use the Technologies for applications outside the IGI Field, mainly human vaccines and pharmaceuticals.

Business Segments

      The following table sets forth the revenue and operating profit of each of the Company's two business segments for the periods indicated:


                            2000        1999        1998
                            ----        ----        ----
                                   (in thousands)

Revenue
Consumer Products          $ 6,552     $ 6,938     $ 5,839
Companion Pet Products      12,700      13,595      12,513
                           -------------------------------
                           $19,252     $20,533     $18,352
                           ===============================

Operating Profit*
Consumer Products          $ 4,094     $ 3,913     $ 3,688
Companion Pet Products         836       3,850       2,844

*     Excludes corporate expenses of $5,087,000, $5,216,000, and $6,925,000 for 2000, 1999, and 1998 respectively.  (See Note 19 of the
      Consolidated Financial Statements.)

Consumer Products Business

      IGI's Consumer Products business is primarily focused on the continued commercialization of the Microencapsulation Technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products that the Company markets through collaborative arrangements with major cosmetic and consumer products companies. IGI plans to continue to work with cosmetics, food, personal care products, and over-the-counter ("OTC") pharmaceutical companies for commercial applications of the Microencapsulation Technologies. Because of their ability to encapsulate skin protective agents, oils, moisturizers, shampoos, conditioners, skin cleansers and fragrances and to provide both a controlled and a sustained release of the encapsulated materials, Novasome(R) lipid vesicles are well-suited to cosmetics and consumer product applications. For example, Novasome(R) lipid vesicles may be used to deliver moisturizers and other active ingredients to the deeper layers of the skin or hair follicles for a prolonged period; to deliver or preserve ingredients which impart favorable cosmetic characteristics described in the cosmetics industry as "feel," "substantivity," "texture" or "fragrance"; to deliver normally incompatible ingredients in the same preparation, with one ingredient being shielded or protected from the other by encapsulation within the Novasome(R) vesicle; and to deliver pharmaceutical agents.

      The Company produces Novasome(R) vesicles for various skin care products, including those marketed by Estee Lauder such as "All You Need," "Re-Nutriv," "Virtual Skin," "100% Time Release Moisturizer," "Resilience," "Surface Optimizing," "Vibrant" and others. Sales to Estee Lauder accounted for $3,692,000 or 19% of 2000 sales, $4,237,000 or 21% of 1999 sales, and $3,494,000 or 19% of 1998 sales. The Company also markets a skin care product line to physicians through a distributor under the Company's WellSkin(TM) brand.

      Principal competitors to the Company's WellSkin(TM) product line include NeoStrata, Inc. and MD Formulations, a division of Allergan. The Company's Microencapsulation Technologies indirectly compete as a delivery system with, among others, Collaborative Labs, The Liposome Company, Lipo Chemicals and Advanced Polymer Systems.

      In 1996, the Company entered into a license and supply agreement with Glaxo Wellcome, Inc. ("Glaxo"). The agreement granted Glaxo exclusive rights to market the WellSkin(TM) product line in the United States to physicians. Under the terms of the agreement, IGI manufactured these products for Glaxo. This agreement provided for Glaxo to pay royalties to IGI based on sales, and to pay a $1,000,000 advance royalty to IGI in 1997 of which $300,000 was non-refundable. The advance royalty was recorded as deferred income. In 1998, IGI recognized $326,000 of royalty income under the Glaxo Agreement. By an agreement dated December 10, 1998, the license and supply agreement with Glaxo was terminated. The termination agreement provided that IGI would purchase all Glaxo's inventory and marketing materials related to the WellSkin(TM) line in exchange for a $200,000 promissory note, due and payable in December 1999 bearing interest at a rate of 11%. This inventory was immediately resold for $200,000 in connection with a new agreement for the WellSkin(TM) line. The Company recognized no gain or loss on this inventory transaction and, since the Company never took title to the inventory, it did not recognize this transaction as revenue.

      The Company also issued a promissory note to Glaxo for $608,000, representing the unearned portion of the advance royalty in exchange for Glaxo transferring all rights to the WellSkin(TM) trademark to IGI. The note, which bore interest at 11%, was paid in full, including interest, by the Company in 2000. In connection with the Agreement termination, but unrelated to the advance royalty, IGI reduced cost of sales by $404,000 in 1998 for amounts owed to Glaxo that were forgiven.

      In December 1998, the Company entered into a ten-year supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provided that Genesis would pay the Company, in four equal annual payments, a $1,000,000 trademark and technology transfer fee which would be recognized as revenue over the life of the agreement.
In addition, Genesis agreed to pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. Genesis also purchased for $200,000 the WellSkin(TM) inventory and marketing materials which were previously purchased by the Company from Glaxo. The Company recognized $541,000 and $280,000 of income related to this agreement for the years ended December 31, 2000 and 1999, respectively.

      On February 14, 2001, the agreement with Genesis was terminated and replaced with a new manufacturing and supply agreement and an assignment of trademark agreement for the WellSkin(TM) line of skin care products. The manufacturing and supply agreement expires on December 13, 2005 and contains two ten-year renewal options. The Company received a lump sum payment of $525,000 for the assignment of the trademark.

      In March 1997, IGI granted Kimberly Clark ("Kimberly") the worldwide rights to use certain patents and technologies in the industrial hand care and cleaning products field. Upon signing of the agreement, Kimberly paid IGI a $100,000 license fee that was recognized as revenue by the Company. The agreement required Kimberly to make royalty payments based on quantities of material produced. The Company was also guaranteed minimum royalties over the term of the agreement. In both 1999 and 1998, the Company recognized $133,000 as revenue as a result of the agreement. In July 1999, the Company signed a new exclusive license agreement with Kimberly, which replaced the agreement dated March 1997. The July 1999 agreement granted Kimberly an exclusive license pertaining to patents and improvements within the fields of industrial hand care and cleansing products for non-retail markets. The latter agreement was in effect from June 29, 1999 through June 30, 2000. Under this agreement, Kimberly paid the Company consideration of $120,000, which was recognized over the term of the agreement ($60,000 during 2000 and $60,000 during 1999).

      The Company entered into a license agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a license to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $1,487,000, $1,210,000, and $433,000 of royalty income related to this agreement for the years ended December 31, 2000, 1999 and 1998, respectively.

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

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide rights for the use of the Novasome(R) technology for certain products and distribution channels. The agreement provided for an up-front license fee of $150,000. In addition, the agreement provided for additional payments of $50,000 in June 1999, October 1999 and June 2000, as well as future royalty payments based on JJM's sales of licensed products. The Company is guaranteed minimum royalties over the ten-year term of the agreement. The Company recognized $55,000, $126,000 and $91,000 of income in 2000, 1999 and 1998, respectively, related to this agreement. See Note 5 "Supply and Licensing Agreements" of the Consolidated Financial Statements for a discussion of the cumulative effect of an accounting change which relates to this agreement.

      The Company entered into an exclusive Supply Agreement (the "Supply Agreement") dated September 30, 1997 with IMX Corporation ("IMX"). Under the IMX agreement, the Company agreed to manufacture and supply 100% of IMX's requirements for certain products at prices stipulated in the exclusive Supply Agreement, subject to renegotiation subsequent to 1998. The Company is currently involved in discussions with IMX concerning possible modifications to the Supply Agreement as the Company has determined that it will not supply the products stipulated by the Supply Agreement but may supply certain other products based on negotiations with IMX. Under the Supply Agreement, the Company received 271,714 shares of restricted Common Stock of IMX. These shares are restricted both by governmental and contractual requirements and the Company is unsure if or when it will be able to sell these shares. Through December 31, 2000, the Company had not yet recognized income related to this agreement. See Note 4 "Investments" of the Consolidated Financial Statements.

      In January 2000, the Company entered into a Feasibility and Option Agreement with Church & Dwight Co. Inc. The agreement provided that the Company would develop stable Novasome(R) systems for use in oral care applications. The Company completed its obligation in 2000, and provided the product to Church & Dwight, who will test the stability, efficiency and consumer acceptance of the product. The Company recognized $60,000 as income in 2000 related to this agreement. If Church & Dwight chooses to proceed with this product, the Company will need to enter into a definitive license and supply agreement with Church & Dwight.

      Also in January 2000, the Company entered into an agreement with Fujisawa Pharmaceutical, Co. Ltd. The purpose of this agreement is for IGI to incorporate its Novasome(R) Technology into a new formulation of their topical products. This project will be completed in stages with amounts being paid to the Company with the successful completion of each stage.
The agreement is in effect for a 15 month period. In 2000, the Company recognized $250,000 of income relating to this project.

      The Company recognized a total of $2,505,000, $1,869,000, and $1,200,000 in 2000, 1999 and 1998, respectively, of licensing and royalty income, which is included in the Consumer Products segment revenues. Revenues from the Company's Consumer Products segment were principally based on formulations using the Novasome(R) Microencapsulation Technology. Total Consumer Product revenues were approximately 34% of the Company's total revenues in 2000, 34% in 1999 and 32% in 1998.

Companion Pet Products Business

      The Company sells its Companion Pet Products to the veterinarian market under the EVSCO Pharmaceuticals trade name and to the OTC pet products market under the Tomlyn and Luv'Em labels.

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

      On March 2, 2001, the Company became aware of a potential heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. During the first quarter of 2001, the Company had decided to outsource the manufacturing for this division. On March 6, 2001, the Company signed a supply agreement with a company to manufacture the products for the Companion Pet Products division. Due to the environmental situation noted above, the Company has decided to accelerate the outsourcing process (originally anticipated to be completed by June
2001), and has ceased operations at the Companion Pet Products manufacturing facility. On March 8, 2001, the Company terminated the employment of the manufacturing personnel at this facility. The Company anticipates recording a charge in the first quarter of 2001 related to the termination of these employees and the write down of equipment used in the manufacturing process to its estimated salvage value.

      EVSCO products were manufactured at the Company's facility in Buena, New Jersey and are sold through distributors to veterinarians. The facility operated in accordance with Good Manufacturing Practices ("GMP") of the federal Food and Drug Administration ("FDA") (See "Government Regulation"). Principal competitors of the EVSCO product line include DVM, Allerderm, Schering Plough Animal Health and Pfizer Animal Health. The Company competes on the basis of price, marketing, customer service and product qualities.

      The Tomlyn product line includes pet grooming, nutritional and therapeutic products, such as shampoos, grooming aids, vitamin and mineral supplements, insecticides and OTC medications. The products were manufactured at the Company's facility in Buena, New Jersey, and are sold directly to pet superstores and through distributors to independent merchandising chains, shops and kennels. Principal competitors of the Tomlyn product line include Four Paws Products, Bio Groom Products, Lambert Kay, a division of Carter-Wallace, Eight In One Pet Products, Inc. and Cardinal Labs, Inc.

      Most of the Company's veterinary products are sold through distributors. Sales of veterinary products accounted for approximately 66% of the Company's revenues in 2000, 66% in 1999 and 68% in 1998.

Discontinued Operations

      On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, which produced and marketed poultry vaccines and related products. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. Currently, the Company has commenced an arbitration proceeding with the purchaser of the Vineland division, related to the funds held in escrow. There are disputes by the parties over certain issues which final outcome can not be determined as of this date. Amounts, if any, that are recovered through the arbitration process will be reflected in income when received. The Company's results reflect a $114,000 gain on the sale of the Vineland division. The Vineland division incurred a loss of $1,978,000, $841,000 and $362,000 for 2000, 1999 and
1998, respectively.

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

International Sales and Operations

      Two individuals are based overseas to handle sales of the Company's products outside the United States. Exports consist of some veterinary pharmaceuticals and petcare products. The Company is seeking to expand its international market presence.

      Japan, Germany, Korea, and certain Latin American and Far Eastern countries are important markets for the Company's Companion Pet Products business. Some of these countries have experienced periods of varying degrees of political unrest and economic and currency instability. Because of the volume of business transacted by the Company in these areas, continuation or recurrence of such unrest or instability could adversely affect the business of its customers, which could adversely impact the Company's future operating results. In order to minimize risk, the Company maintains credit insurance for the majority of its international accounts receivable, and all sales are denominated in U.S. dollars to minimize currency fluctuation risk.

      Sales to international customers represented 11% of the Company's revenues in 2000, 1999 and 1998. See Note 16, "Export Sales" of the Consolidated Financial Statements.

Manufacturing

      The Company's manufacturing operations include production and testing of cosmetics, dermatologics, emulsions, shampoos, gels, ointments, pills and powders. These operations also include the packaging, bottling and labeling of finished products and packing and shipment for distribution.
On February 23, 2001, 27 employees were engaged in manufacturing operations. The raw materials included in these products are available from several suppliers. The Company produces quantities of Novasome(R) lipid vesicles adequate to meet its current and foreseeable needs. As noted above, the Company ceased operations at the Companion Pet Products manufacturing facility in March 2001.

Research and Development

      The Company is concentrating its veterinary pharmaceutical development efforts on the use of Novasome(R) microencapsulation for various veterinary pharmaceutical and OTC pet care products. The Company's consumer products development efforts are directed toward Novasome(R) encapsulation to improve performance and efficacy of fuels, pesticides, specialty and other chemicals, biocides, cosmetics, consumer products, flavors and dermatologic products.

      In addition to its internal product development research efforts, which involve six employees, the Company encourages the development of products in areas related to its present lines by making specific grants to universities, none of which had a material financial effect on the Company in 2000, 1999 or 1998. Total product development and research expenses were $853,000, $668,000 and $603,000 in 2000, 1999 and 1998, respectively.

Patents and Trademarks

      All of the names of the Company's major products are registered in the United States and all significant markets in which the Company sells its products. The Company maintains trademarks in various countries covering certain of its products. Under the terms of the 1995 IGI License Agreement, the Company has an exclusive ten-year license to use the Technologies licensed from Novavax in the IGI Field. Novavax holds 44 U.S. patents and a number of foreign patents covering the Technologies licensed to IGI.

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

      * restated the Company's consolidated financial statements for the two years ended December 31, 1996 and the nine months ended September 30, 1997.

      The USDA's stop shipment order and the investigations by Federal regulatory authorities disrupted the business of the Company during 1997, 1998 and the first quarter of 1999, and had a material adverse effect on its business operations and its liquidity.

      Government Regulations

      The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. The Company's development, manufacturing and marketing of poultry biologics were subject to regulation in the United States for safety and efficacy by the USDA, including the Center for Veterinary Biologics ("CVB"), in accordance with the Virus Serum Toxin Act of 1914. The development, manufacturing and marketing of animal and human pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.

      From June 4, 1997 through March 27, 1998, the Company was subject to an order by the CVB to stop distribution and sale of all serials and subserials of thirty-six (36) product codes of designated poultry vaccines produced by the Company's Vineland Laboratories Division. In July 1997, the OIG advised the Company of its commencement of an investigation into alleged violations of the Virus Serum Toxin Act of 1914 and alleged false statements made by certain now former Company personnel, the names of whom were not disclosed to the Company because of the ongoing grand jury investigation. In April 1998, the Company voluntarily disclosed to the U.S. Attorney for the District of New Jersey, as well as to the USDA and the OIG, information resulting from the Company's internal investigation of all Company directors, officers and other personnel who the Company believed could have been connected to the Company's alleged violations of USDA rules and regulations and of the Virus Serum Toxin Act of 1914. (See "Legal Proceedings - Settlement of U.S. Regulatory Proceedings.")

      On March 6, 1998, the FDA concluded an inspection of the Company's EVSCO facility in Buena, New Jersey. This resulted in the issuance of a Form FDA-483 listing several "inspection observations". The FDA reemphasized its observations on May 14, 1998 with a "Warning Letter". The Company responded in a timely fashion to the Form FDA-483 and to the Warning Letter, and has been advised by the FDA compliance branch that the Company's corrective action plan appears to address its concerns.

      In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA-483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company permanently discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Companion Pet Products division. The aggregate annual sales volume for these products for the fiscal year ended December 31, 2000, 1999 and 1998, respectively, were $625,000, $1,059,000 and $937,000 in total ($358,000, $534,000, and
$621,000 for Liquichlor and $267,000, $525,000, and $316,000 for Cerumite).
The Company has responded to the July 5, 2000 FDA report and is currently preparing the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA will evaluate the Company's response and will determine the ultimate outcome of the FDA inspection. An unfavorable outcome could result in fines, penalties and the potential permanent or temporary halt of the sale of certain regulated products, any or all of which could have a material, adverse effect on the Company. During the year ended December 31, 2000, the Company has incurred $884,000 in related expenses to improve production, and to meet documentation, procedural and regulatory compliance.

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

      In addition to regulations enforced by the USDA and the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's product development and research involves the controlled use of hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Employees

      At February 23, 2001, the Company had 81 full-time employees, of whom 33 were in marketing, sales, distribution and customer support, 27 in manufacturing, 6 in research and development, and 15 in executive, finance and administration. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good. As noted above, the Company terminated the Companion Pet Products manufacturing personnel on March 8, 2001, in connection with the outsourcing of the manufacturing process.

Item 2.  Properties

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

      Each of the properties owned by the Company is subject to a security interest held by Fleet Capital Corporation and American Capital Strategies, Ltd. The Company believes that its current production and office facilities are adequate for its present and foreseeable future needs.

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

      In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company has voluntarily provided to the SEC. On July 26, 2000, the Company reached an agreement in principle with the staff of the SEC to resolve matters arising with respect to the informal investigation. Under the agreement, which will not be final until approved by the SEC, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the fiscal years 1995, 1996 and 1997. Further, in the proposed agreement, the Company agrees to the entry of an order to cease and desist from any such violation in the future. No monetary penalty is expected.

      On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., Edward B. Hager, the Company's former Chairman, the following directors of the Company: Terrence D. Daniels, Jane E. Hager, Constantine
L. Hampers and Terrence O'Donnell and the following former directors and officers of the Company: Kevin J. Bratton, Stephen G. Hoch, Surendra Kumar, Donald J. MacPhee, Lawrence N. Zitto, Paul D. Paganucci, David G. Pinosky and John O. Marsh (collectively, the "IGI Defendents") and John P. Gallo, the Company's former President. The suit, which sought approximately $420,000 in actual damages together with fees, costs and interest, alleged violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The IGI Defendants settled the matter pursuant to a Stipulation and Order of Dismissal signed by the Court on July 19, 2000.
In exchange for the plaintiff's agreement to dismiss its claims against the IGI Defendants, the Company issued to the plaintiff 35,000 shares of unregistered Common Stock of the Company, $.01 par value per share, and the Company's insurer agreed to pay $97,500 to the plaintiff. The Company issued the 35,000 shares of Common Stock in June 2000 and recorded the issuance at the fair market value of the Common Stock on the date of issuance ($1.375 per share) or $48,125 in the aggregate. As of December 31, 1999, the Company had established a reserve with respect to the Cohanzick suit. The Company recorded the $48,125 as an offset to the reserve. The Company is not aware of any other legal proceedings which could have a material effect upon the Company.

Other Pending Regulatory Matters

      In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. The Company has responded to the July 5, 2000 FDA report and is currently preparing the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA will evaluate the Company's response and will determine the ultimate outcome of the FDA inspection. An unfavorable outcome could result in fines, penalties and the potential permanent or temporary halt of the sale of certain regulated products, any or all of which could have a material adverse effect on the Company. In March 2001, the Company signed a supply agreement with an entity to outsource the manufacturing of products for the Companion Pet Products division, and ceased operations at the Companion Pet Products manufacturing facility.

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued a Notice of Violation relating to the storage of waste materials in a number of trailers at the site. The Company has established a disposal and cleanup schedule and has commenced operations to remove materials from the site. Small amounts of hazardous waste were discovered and the Company was issued a notice of violation relating to the storage of these materials. The Company is cooperating with the authorities and does not expect to incur any material fines or penalties.

      On or around, May 17, 2000, the Company became aware of a spill at its Vineland manufacturing facility of about 965 gallons of heating oil. By May 26, 2000 the Company had completed remediation of the soil and nearby creek that were affected by the heating oil spill. To assure that the nearby groundwater was not contaminated by the spill, the Company's environmental consultants advised the Company to drill a test well. The well has been drilled and the analytical results found no contamination of groundwater.

      On March 2, 2001, the Company became aware of a potential heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. The Company is not able to estimate its financial exposure related to this incident at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's stockholders during the last quarter of 2000.

Executive Officers of the Company

      The following table sets forth (i) the name and age of each executive officer of the Company as of February 23, 2001, (ii) the position with the Company held by each such executive officer and (iii) the principal occupation held by each executive officer for at least the past five years.


                             Officer    Principal Occupation and Other Business
Name                  Age     Since     Experience During Past Five Years
----                  ---    -------    ---------------------------------------

Robert E. McDaniel    50      1998      Chief Executive Officer of IGI, Inc. since September 2000.
                                        Executive Vice President and General Counsel of IGI, Inc. from
                                        April 1999 to September 2000; Senior Vice President and
                                        General Counsel of IGI, Inc. from May 1998 to April 1999;
                                        General Counsel of Presstek, Inc. (laser graphic arts company)
                                        from April 1997 to May 1998; and Commercial Litigation Partner,
                                        law firm of Devine, Millimet and Branch from April 1991
                                        to April 1997.

John Ambrose          61      2000      President and Chief Operating Officer since September 2000.
                                        Vice President of Sales and Marketing at Digitrace Care
                                        Services of Boston from November 1997 through September 2000.
                                        Vice President of Field Operations at NMC Homecare from
                                        July 1990 through November 1996.

Domenic Golato        45      2000      Senior Vice President and Chief Financial Officer of IGI, Inc.
                                        since July 2000. Vice President and Chief Financial Officer of
                                        IVC, Inc., a publicly traded manufacturer of vitamins and
                                        nutritional products from 1998 to June 2000. Vice President and
                                        Chief Financial Officer of RF Power Products, Inc., a publicly traded high technology manufacturer of radio frequency power delivery systems to the semiconductor and flat panel display industries from 1993 to 1998.

Rajiv Mathur          46      1999      President of Consumer Products Division since September 2000.
                                        Senior Vice President and Assistant Secretary of IGI, Inc.
                                        from March 1999 to September 2000. Vice President of
                                        Research and Development of IGI, Inc. since 1989.

Officers are elected on an annual basis. Two of the above named officers have employment agreements with the Company.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

      The Company has never paid cash dividends on its Common Stock. The payment of dividends is prohibited under the Company's loan agreements without prior consent of the lenders. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.")

      The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange ("AMEX") (symbol:
"IG"). In a letter dated February 1, 2001, the AMEX indicated that it will continue the Company's listing pending a review of the Company's Form 10-K for the period ending December 31, 2000. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. The following table shows the range of high and low sale prices on the AMEX for the periods indicated:


                    High         Low
                    ----         ---

1999
----
First quarter      $2.25       $1.625
Second quarter     $2.00       $1.25
Third quarter      $1.9375     $1.25
Fourth quarter     $2.00       $1.0625

2000
----
First quarter      $3.75       $1.625
Second quarter     $2.625      $1.125
Third quarter      $1.6875     $ .9375
Fourth quarter     $1.25       $ .4375

      The approximate number of holders of record of the Company's Common Stock at March 16,2001 was 786 (not including stockholders for whom shares are held in a "nominee" or "street" name).

      In connection with the refinancing of the Company's debt with its bank lenders as of October 29, 1999, the Company issued to a new lender, American Capital Strategies ("ACS") warrants to purchase an aggregate of 1,907,543 shares of the Company's Common Stock at an exercise price of $.01 per share. The issuance of the warrants was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended as a transaction not involving a public offering. The shares issuable upon the exercise of the warrants are subject to registration rights in favor of the lenders, pursuant to the terms of the Subordinated Debt Agreement. No underwriters were involved with this private placement. These warrants contained a right (the "put") to require the Company to repurchase the warrants or the Common Stock acquired upon exercise of such warrants at their then fair market value under certain circumstances, including the earliest to occur of the following: a) October 29, 2004; b) the date of payment in full of the Senior Debt and Subordinated Debt and all senior indebtedness of the Company; or c) the sale of the Company or 30% or more of its assets. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

      On April 12, 2000 ACS amended its loan agreement whereby the put provision was replaced by a "make-whole" feature. The make-whole feature requires the Company to compensate ASC in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants multiplied by the number of shares obtained upon exercise. Fair value of the Common Stock upon exercise is defined as the 30 day average value prior to notice of exercise. ACS must exercise reasonable effort to sell or place its shares in the marketplace over a 180 day period before it can invoke the make-whole provision.

      The Company recorded a non-taxable $1,073,000 provision reflected as interest expense for the mark-to-market adjustment for the fair value of the "put" warrant for the three month period ended March 31, 2000. A non-taxable reduction of interest expense of $1,431,000 was recognized in the second quarter ended June 30, 2000, reflecting a decrease in the fair value of the warrants from April 1 to April 12, 2000. As a result of the April 12, 2000 amendment, the remaining liability at April 12, 2000 of $3,338,000 was reclassified to additional paid-in capital. The April 12, 2000 amendment required the Company to file a shelf registration statement with respect to resales of shares acquired by ACS by October 9, 2000. On September 30, 2000, ACS granted an extension to December 2000 for the registration statement to be declared effective by the SEC. The registration statement became effective on December 4, 2000.

      As noted above, the make-whole feature requires the Company to compensate ACS for any decrease in value between the date that ACS notifies the Company that they intend to sell some or all of the stock and the date that ACS ultimately disposes of the underlying stock, assuming that such disposition occurs in an orderly fashion over a period of not more than 180 days. The shortfall can be paid using either cash or shares of the Company's Common Stock, at the option of the Company. Due to accounting guidance that was issued in September 2000, the Company has reflected the detachable stock warrants outside of stockholders' equity (deficit) as of December 31, 2000, since the ability to satisfy the make-whole obligation using shares of the Company's Common Stock is not totally within the Company's control.


                                   Part II

Item 6.  Selected Financial Data

Five-Year Summary of Selected Financial Data (in thousands, except per share information):


                                                                 Year ended December 31,
                                                 -------------------------------------------------------
                                                  2000        1999        1998        1997        1996
                                                  ----        ----        ----        ----        ----

Statement of Operating Results
Revenues                                         $19,252     $20,533     $18,352     $17,699     $14,994
Operating profit (loss)                             (157)      2,547        (393)       (982)     (2,752)
Loss from continuing operations                   (8,775)     (1,130)     (2,667)     (2,078)     (2,765)
(Loss) income  from discontinued operations *     (1,978)       (841)       (362)        870       2,284
Gain on disposal of discontinued operations          114           -           -           -           -
Extraordinary gain (loss) from early
 extinguishment of debt                             (630)        387           -           -           -
Cumulative effect of accounting change              (168)          -           -           -           -
Net loss                                         (11,437)     (1,584)     (3,029)     (1,208)       (481)
(Loss) income per share-basic and diluted:
  From continuing operations                     $  (.86)    $  (.12)    $  (.28)    $  (.22)    $  (.29)
  From discontinued operations                      (.19)       (.09)       (.04)        .09         .24
  Gain on disposal of discontinued operations        .01           -           -           -           -
  Extraordinary gain (loss) from early
   extinguishment of debt                           (.06)        .04           -           -           -
  Cumulative effect of accounting change            (.02)          -           -           -           -
  Net loss                                         (1.12)       (.17)       (.32)       (.13)       (.05)


                                                  2000        1999        1998        1997        1996
                                                  ----        ----        ----        ----        ----

Balance Sheet Data***
Working capital (deficit)                        $(8,456)    $(3,084)    $(4,378)    $(1,464)    $ 2,499
Total assets                                      12,387      31,517      30,604      32,560      33,845
Short-term debt and notes payable                  9,785      17,341      19,318      18,857      13,085
Long-term debt and notes payable
 (excluding current maturities)**                      -           -         408          36       6,893
Stockholders' equity (deficit)                    (3,275)      5,533       5,923       8,034       9,019
Average number of common and
 common equivalent shares:
  Basic and diluted                               10,205       9,605       9,470       9,458       9,323

--------------------
* On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfers of the liabilities of the Vineland Laboratories division. The Consolidated Financial Statements of IGI present this segment as a discontinued operation.
** In connection with certain amendments to the Company's debt agreements, the Company has reflected certain debt as short-term debt as of December 31, 2000 and 1999.
*** Balance sheet data for 1996 has not been reclassified to reflect the discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This "Management's Discussion and Analysis" section and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, management's beliefs and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. (See "Factors Which May Affect Future Results" below.) Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

      From mid-1997 through most of 2000, the Company was subject to intense governmental and regulatory scrutiny and was also confronted with a number of material operational issues. (See Item 3. "Legal Proceedings"). These matters have had a materially adverse effect on the Company's financial condition and results of operations, and resulted in the departure of most of the Company's senior management from 1997.

      2000 compared to 1999

      The Company had a net loss of $11,437,000, or $1.12 per share, in 2000, as compared to a net loss of $1,584,000, or $.17 per share, in 1999. The increase in the net loss compared to the prior year, was primarily due to the loss from discontinued operations, an extraordinary charge for early extinguishment of debt, decreased revenues and increased cost of sales for the Companion Pet Products division, and the establishment of an additional valuation allowance for deferred taxes.

      Total revenues for 2000 were $19,252,000, which represents a decrease of $1,281,000, or 6%, from revenues of $20,533,000 in 1999. The decreased revenues were due to lower product sales for the Consumer Products division and the Companion Pet Products division, offset partially by higher licensing revenues.

      Total Consumer Products revenues for 2000 decreased 6% to $6,552,000, compared to 1999 revenues of $6,938,000. Licensing and royalty income of $2,453,000 in 2000 increased by $584,000 compared to 1999, primarily as a result of increased licensing revenues from Johnson & Johnson and Fujisawa. Consumer product sales of $4,099,000 in 2000 decreased by $970,000 compared to 1999, primarily as a result of decreased sales to Estee Lauder.

      Companion Pet Products revenues for 2000 amounted to $12,700,000, a decrease of $895,000, or 7%, compared to 1999. This decrease was primarily attributable to decreased product sales due to product recalls and removal of the affected products from the product line.

      Cost of sales increased by $1,767,000, or 20%, in 2000 as compared to 1999. As a percentage of revenues, cost of sales increased from 43% in 1999 to 55% in 2000. The resulting decrease in gross profit from 57% in 1999 to 45% in 2000 is the result of unusual charges of $884,000 for consulting and other related costs for Companion Pet Products documentation, procedural and regulatory compliance issues, $160,000 for hazardous waste removal and $796,000 for Companion Pet Product recall and inventory related reserves.

      Consumer Products cost of sales for 2000 decreased 26% to $1,393,000 compared to 1999 cost of sales of $1,894,000. As a percentage of revenues, cost of sales decreased from 27% in 1999 to 21% in 2000.

      Companion Pet Products cost of sales for 2000 increased $2,268,000 to $9,173,000, compared to 1999 cost of sales of $6,905,000. As a percentage of revenues, cost of sales increased from 51% in 1999 to 72% in 2000.

      Selling, general and administrative expenses decreased by $529,000, or 6%, from $8,519,000 in 1999 to $7,990,000 in 2000. As a percentage of revenues, these expenses were 41% of revenues for 1999 compared to 42% in 2000. Overall expenses decreased due to cost saving measures implemented during 2000, which were offset by the former President's severance package, fees for investment banking services and increased legal costs related to SEC filings.

      Product development and research expenses increased by $185,000, or 28%, compared to 1999. The increase is principally for additional research staff to work on new and existing projects.

      Net interest expense decreased $1,355,000, or 33%, from $4,109,000 in 1999 to $2,754,000 in 2000. The decrease is a result of the amendment of the ACS Subordinated Debt, whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's stock was replaced by a "make-whole" feature. In 2000, the Company recorded a non-taxable interest expense reduction of $358,000, which reflects the decrease in the fair value of the warrants from January 1, 2000 to April 12, 2000, compared to a $854,000 charge for non-taxable interest expense in 1999 that reflected the mark-to-market adjustment for the put provision.

      The increase in tax expense is the result of an additional valuation allowance of $6,448,000 recorded during the quarter ended September 30, 2000. On a quarterly basis, the Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its expectations for the future, and the expiration dates of the net operating loss carryforwards. At September 30, 2000, there were a number of events that were not originally forecasted or expected by the Company, which negatively impacted the earnings and cash flows of the Company and will continue to impact the Company in the future. The Company initially expected to receive $17,500,000 on the sale of the Vineland division; the final negotiated price was for approximately $15,000,000 (including assumed liabilities). In addition, the Company projected the Vineland division to generate an operating profit in 2000 but instead it incurred a substantial operating loss, including a third quarter operating loss for the Vineland division through September 15, 2000, the date of the sale of Vineland, of $1,499,000. Also, the Companion Pet Products division, due to the FDA inspection and related inspection report received on July 5, 2000, suspended production and sales of two significant products and incurred substantial consulting fees related to the products that the FDA requested to be recalled. In the third quarter, the Company decided to permanently discontinue the manufacture and sale of Liquichlor, which had sales of $358,000 and $534,000 in 2000 and 1999, respectively. In addition, the Company cannot predict when or if it will resume production of Cerumite. The Company's Consumer Products division also generated less profit than was originally projected in 2000. All of the above events had a negative impact on profitability and cash flow and resulted in the Company being in violation of its debt covenants. As a result, the Company concluded that based on its evaluation of the events that have arisen through the fourth quarter of 2000, and its forecast of future operating results, it is more likely than not that it will be unable to realize the deferred tax assets in the foreseeable future.

      Extraordinary loss on the early extinguishment of debt of $630,000 in 2000 relates to the write off of a portion of the deferred financing costs, due to a reduction in the Company's borrowing base under its one of its debt agreements. See Note 10 "Debt" of the Consolidated Financial Statements.

      The cumulative effect of an accounting change of $168,000 in 2000 relates to the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). See Note 5 "Supply and Licensing Agreements" of the Consolidated Financial Statements.

      1999 Compared to 1998

      The Company had a net loss of $1,584,000, or $.17 per share, in 1999, as compared to a net loss of $3,029,000, or $.32 per share, in 1998. The reduction in the net loss was primarily attributable to increased revenues and improved margins complemented by lower operating expenses.

      Total revenues for 1999 were $20,533,000, which represents an increase of $2,181,000, or 12%, from revenues of $18,352,000 in 1998. The increased revenues were generated by both the Consumer Products and the Companion Pet Products divisions.

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

      Cost of sales increased by $532,000, or 6%, primarily due to the higher sales volume. As a percentage of total revenues, cost of sales decreased from 45% in 1998 to 43% in 1999. The resulting increase in gross profit in 1999 to 57% from 55% in 1998 was primarily attributable to efficiencies gained through higher product sales, licensing revenues and production volumes.

      Consumer Products cost of sales for 1999 increased 28% to $1,894,000, compared to 1998 cost of sales of $1,476,000. As a percentage of revenues, cost of sales increased from 25% in 1998 to 27% in 1999.

      Companion Pet Products cost of sales for 1999 increased $114,000 to $6,905,000, compared to 1998 cost of sales of $6,791,000. As a percentage of revenues, cost of sales decreased from 54% in 1998 to 51% in 1999.

      Selling, general and administrative expenses decreased by $1,356,000, or 14%, from $9,875,000 in 1998 to $8,519,000 in 1999. These expenses were
41% of revenues in 1999 compared with 54% of revenues in 1998. The decrease was primarily attributable to decreased legal, consulting and professional fees in 1999 due to resolution of many of the regulatory actions faced by the Company in the prior year. Product development and research expenses increased by $65,000, or 11%, in 1999 as compared with 1998.

      Interest expense increased $666,000, or 19%, from $3,443,000 in 1998 to $4,109,000 in 1999. The increase was primarily due to the valuation of the put warrants issued in conjunction with the ACS Subordinated Notes. These warrants are marked-to-market on a monthly basis; the 1999 charge of $854,000 since inception is a result of the increase in the market price of the Company's stock.

      Extraordinary gain on the early extinguishment of debt of $387,000 related to the elimination of accrued interest which was forgiven by the former bank lenders of $611,000, offset by income tax expense of $224,000. (See "Liquidity and Capital Resources.")

      The effective tax rates for 1999 and 1998 were 19% and 30%, respectively. The change in the effective tax rate is primarily due to the $854,000 of non-deductible interest expense relating to the mark-to-market feature of the warrants issued to ACS. The valuation allowance decreased from 1998 as a result of certain fully reserved state tax net operating loss carryforwards expiring in 1999.

Liquidity and Capital Resources

      On October 29, 1999, the Company entered into a $22 million senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation ("Fleet") and a $7 million subordinated debt agreement ("Subordinated Debt Agreement") with ACS.

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

      The Senior Debt Agreement provides for i) a revolving line of credit facility of up to $12 million, which was reduced to $5 million after the sale of the Vineland division, based upon qualifying accounts receivable and inventory, ii) a $7 million term loan, which was reduced to $2.7 million after the sale of the Vineland division, and iii) a $3 million capital expenditures credit facility, which was paid in full and cancelled after the sale of the Vineland division. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25% (10.5% at December 31, 2000). The borrowings under the term loan credit facility bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75% (11% at December 31, 2000). Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Quarterly repayments of the term loan began on August 1, 2000 in the amount of $233,000.

      Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2% which is payable at the Company's election in cash or Company Common Stock. As of December 31, 1999, borrowings under the subordinated notes were $7,000,000, offset by an unamortized debt discount of $2,775,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000. (See Note 11 "Detachable Stock Warrants" in the Consolidated Financial Statements.)

      To secure all of its obligations under these agreements, the Company granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries. In addition, ACS has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owns any Common Stock or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. At December 31, 2000 and 1999, ACS was entitled to one observer on the Company's Board of Directors.

      On April 12, 2000, ACS amended its Subordinated Debt Agreement with the Company whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's Common Stock was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate ACS, in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of the Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. ACS must exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period before it can invoke the make-whole provision.

      In connection with an amendment to the Subordinated Debt Agreement, ACS also agreed to defer the payment by the Company of the cash portion of interest on subordinated debt for the period April 1, 2000 to July 31, 2000 until July 31, 2000. Payment of the cash portion of interest on subordinated debt would be payable at the end of each subsequent three month period thereafter. Furthermore, the existing additional interest component at the rate of 2% was increased to 2.25%, which is payable at the Company's election in cash or in Company Common Stock. The increase of
 .25% in the additional interest component is in effect through March 2001, at which time the additional interest component rate will be adjusted back down to 2%.

      On June 26, 2000, the Company entered into the Second Subordinated Amendment with ACS. Pursuant to the Second Subordinated Amendment, the Company borrowed an additional $500,000 from ACS through the issuance of Series C Senior Subordinated Notes due September 30, 2000. In addition, ACS waived compliance with certain financial covenants contained in the Subordinated Debt Agreement and modified certain interest payment dates with respect to the Subordinated Notes. The Second Subordinated Amendment permitted the Company to issue additional Series C Notes on July 31, 2000 to pay the interest then due and payable on the Subordinated Debt and the Series C Notes. In August 2000, the Company issued an additional Series C Note to ACS in the aggregate principal amount of approximately $306,000 for the interest due. The Series C Notes, including interest, were paid on September 15, 2000, the date of the closing of the sale of the Vineland division.

      Also, on June 26, 2000, the Company entered into a Second Senior Amendment dated as of June 23, 2000 with Fleet. Pursuant to the Second Senior Amendment, the Company obtained an "overadvance" of $500,000 under the senior revolving line of credit, repayable in full on the earlier to occur of September 22, 2000 or the date of the consummation of the sale of the Vineland division. Under the Second Senior Amendment, Fleet agreed to forbear from exercising its right to accelerate the maturity of the senior loans upon the default by the Company under certain financial covenants. The Company did not borrow any funds from the overadvance.

      On September 15, 2000, the shareholders of the Company approved and the Company consummated the sale of the assets of the Vineland Laboratories division. In exchange for receipt of such assets, the buyer assumed certain Company liabilities, equal to approximately $2,300,000 in the aggregate, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. Currently, the Company has commenced an arbitration proceeding with the purchaser of the Vineland Laboratories division related to the funds held in escrow. There are disputes by the parties over certain issues whose final outcome can not be determined as of this date. Amounts, if any, that are recovered through the arbitration process will be reflected in income when received. The Company applied a portion of the proceeds from the sale of the Vineland division to the revolving loan, capital expenditure loan and term loan, totaling approximately $10,875,000.

      At December 31, 2000, the Company had balances due of $2,401,000 on the revolving credit facility, $2,605,000 on the term loan and $7,148,000 on the Subordinated Debt Agreement.

      Due to the terms of the Second Senior Amendment and the Second Subordinated Amendment where the Company was not in compliance with the covenants, as discussed below, the Company has classified all debt owed to ACS and Fleet as short-term debt. The debt agreements contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. The covenants under the debt agreements were further amended on April 12, 2000. ACS has waived compliance with certain financial covenants through December 31, 2000, and the Company is currently in discussions with Fleet to waive the debt covenant violations as of December 31, 2000. In addition, the Company is currently in discussions with ACS and Fleet to renegotiate the covenants going forward.

      The Company remains highly leveraged and access to additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. Unfavorable product sales performance since April 1, 2000 has limited the available borrowing capacity of the Company under the revolving line of credit facility. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in renegotiating its financial covenants or meeting its financial obligations, a default could result under the Company's loan agreements and any such default, if not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. As of December 31, 2000, the Company had available borrowings under the revolving line of credit facility of $866,000.

      The Company's operating activities used $4.1 million of cash during 2000. Cash utilized in the Company's operating and financing activities were provided by the Company's investing activities, which primarily related to proceeds from the sale of the Vineland division.

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

Regulatory Considerations

      The Company's pet pharmaceutical products are regulated by the FDA, which subject the Company to review, oversight and periodic inspections. Any new products are subject to expensive and sometimes protracted FDA regulatory approval, which ultimately may not be granted. Also, certain of the Company's products may not be approved for sales overseas on a timely basis, thereby limiting the Company's ability to expand its foreign sales.

Income Taxes

      The Company has provided a full valuation allowance on its deferred tax assets consisting primarily of $6,637,000 of net operating losses, because of uncertainty regarding its realizability. The minimum level of future taxable income necessary to realize the Company's gross deferred tax assets at December 31, 2000, is approximately $28.5 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its gross deferred tax assets. Federal net operating loss carryforwards expire through 2020. Significant components expire in 2007 (16%), 2018 (23%), 2019 (11%) and 2020 (42%). Also federal research credits expire in varying amounts through the year 2020.

Recent Pronouncements

      In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Transactions." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. The Company has concluded that SFAS No. 133 will not have a significant impact on its financial position, results of operations or liquidity.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The Company's Senior Debt Agreement with Fleet includes a revolving line of credit facility and a term loan. Borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. Borrowings under the term loan bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. Both the prime rate and the London Interbank Offered Rate are subject to fluctuations which cannot be predicted. Based upon the aggregate amount outstanding under these two facilities as of December 31, 2000, a 100 basis point change in the prime rate or the London Interbank Offered Rate would result in a change in interest charges to the Company of approximately $50,000.

      Under the Company's Subordinated Debt Agreement with ACS, as amended, ACS has been granted warrants to purchase 1,907,543 shares of the Company's Common Stock. The terms associated with the warrants include a "make-whole" feature that requires the Company to compensate ACS, either in Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of the Common Stock obtained upon exercise of the warrants that are less than the fair value of the Common Stock upon the exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. ACS must use reasonable efforts to sell or place its shares in the market place over a 180-day period before it can invoke the make-whole provision. Once ACS has provided notice of its intent to sell, subsequent changes in the market value of the Company's Common Stock will affect the Company's obligation to compensate ACS under the make-whole provision in cash or shares of Common Stock. Because ACS has neither exercised the warrants nor issued notice of its intent to sell, the Company's exposure under this provision cannot be predicted at this time.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and notes thereto listed in the accompanying index to financial statements (Item 14) are filed as part of this Annual Report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On November 28, 2000, the Company's Board of Directors approved and the Company notified PricewaterhouseCoopers LLP ("PwC") of its dismissal as the Company's principal independent accountants. During the fiscal years ended December 31, 1998 and December 31, 1999, and for the period from January 1, 2000 through November 28, 2000, there were no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of PwC would have caused them to make reference in their report on the financial statements for such periods. On November 29, 2000, the Company engaged KPMG LLP as its new principal independent auditors.


                                  Part III

Item 10.  Directors and Executive Officers of the Registrant

      A portion of the information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") under the captions "PROPOSAL 1 - Election of Directors" - Nominees for Election as Directors and "Beneficial Ownership Reporting Compliance" which are incorporated herein by this reference. Officers are elected on an annual basis and serve at the discretion of the Board of Directors. The Company expects to file the 2001 Proxy Statement no later than April 29, 2001.

Item 11.  Executive Compensation

      The information required by this item is contained under the captions "EXECUTIVE COMPENSATION," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation and Stock Options" in the Company's 2001 Proxy Statement and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is contained in the Company's 2001 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is contained under the caption "Certain Relationships and Related Transactions" appearing in the Company's 2001 Proxy Statement and is incorporated herein by this reference.


                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statements:

          Independent Auditors' Report

          Report of Independent Accountants

          Consolidated Balance Sheets, December 31, 2000 and 1999

          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

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

(b)       Report on Form 8-K.
          A Report on Form 8-K was filed on December 5, 2000, reporting the change in the Company's independent public accountants.


                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 2001                  IGI, Inc.

                                       By:  /s/ John Ambrose
                                            --------------------------
                                            John Ambrose
                                            President & Chief Operating
                                            Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.


Signatures                     Title                                    Date
----------                     -----                                    ----

/s/ Robert E. McDaniel         Chief Executive Officer                  March 27, 2001
--------------------------     (Principal executive officer)
Robert E. McDaniel

/s/ John Ambrose               President and Chief Operating Officer    March 27, 2001
--------------------------
John Ambrose

/s/ Domenic N. Golato          Senior Vice President,                   March 27, 2001
--------------------------     Chief Financial Officer
Domenic N. Golato              (Principal financial officer)

/s/ Stephen J. Morris          Director                                 March 27, 2001
--------------------------
Stephen J. Morris

/s/ Terrence D. Daniels        Director                                 March 27, 2001
--------------------------
Terrence D. Daniels

/s/ Jane E. Hager              Director                                 March 27, 2001
--------------------------
Jane E. Hager

/s/ Constantine L. Hampers     Director                                 March 27, 2001
--------------------------
Constantine L. Hampers

/s/ Terrence O'Donnell         Director                                 March 27, 2001
--------------------------
Terrence O'Donnell

/s/ Donald W. Joseph           Director                                 March 27, 2001
--------------------------
Donald W. Joseph

/s/ Earl Lewis                 Director                                 March 27, 2001
--------------------------
Earl Lewis


                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
IGI, Inc.:


We have audited the accompanying consolidated balance sheet of IGI, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGI, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit as of December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       KPMG LLP


Philadelphia, Pennsylvania
March 2, 2001, except as
to Note 21, which is as
of March 9, 2001




                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of IGI, Inc.:

In our opinion, the consolidated financial statements listed in the index on page 18 present fairly, in all material respects, the financial position of IGI, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page 18 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements (which appears in IGI, Inc.'s Annual Report on Form 10-KA for the year ended December 31, 1999, which was filed on September 1,
2000), on June 26, 2000, the Company received waivers as to certain debt covenant violations, which waivers expire at the earlier of September 22, 2000, or upon termination of an agreement to sell one of the Company's businesses. The Company expects to complete the sale before September 22, 2000, however the sale of this business is subject to certain contingencies, including approval of the transaction by the Company's shareholders. If the waivers expire, a significant amount of the Company's outstanding debt would be callable. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 8 (which appears in IGI, Inc.'s Annual Report on Form 10-KA for the year ended December 31, 1999, which was filed on September 1, 2000). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
April 12, 2000, except as to Note 8,
which is as of August 18, 2000


                         IGI, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2000 and 1999
           (in thousands, except share and per share information)


                                                               2000        1999
                                                               ----        ----

ASSETS
Current assets:
  Cash and cash equivalents                                   $    69     $   416
  Restricted cash                                                 102           -
  Accounts receivable, less allowance for doubtful
   accounts of $280 and $145 in 2000 and 1999,
   respectively                                                 2,482       2,314
  Licensing and royalty income receivable                         413         432
  Inventories                                                   2,585       3,856
  Current deferred taxes                                            -       1,096
  Prepaid expenses and other current assets                       140         282
  Net assets of discontinued operations                             -      10,481
                                                              -------------------
      Total current assets                                      5,791      18,877
Investments                                                         3          85
Property, plant and equipment, net                              5,343       5,733
Deferred income taxes                                               -       4,754
Deferred financing costs                                          829       1,678
Other assets                                                      421         390
                                                              -------------------
      Total assets                                            $12,387     $31,517
                                                              ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving credit facility                                   $ 2,401     $ 5,708
  Current portion of long-term debt                             7,384      11,225
  Current portion of notes payable                                  -         408
  Accounts payable                                              2,359       2,288
  Accrued payroll                                                 106         253
  Due to stockholder                                                -         115
  Accrued interest                                                254         164
  Other accrued expenses                                        1,728       1,785
  Income taxes payable                                             15          15
                                                              -------------------
      Total current liabilities                                14,247      21,961
                                                              -------------------
Deferred income                                                   223         327
Detachable stock warrants                                           -       3,696
                                                              -------------------
      Total liabilities                                        14,470      25,984
                                                              -------------------

Commitments and contingencies                                       -           -

Detachable stock warrants                                       1,192           -
                                                              -------------------

Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized, none outstanding                                     -           -
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 10,343,073 and 10,133,184 shares
   issued in 2000 and 1999, respectively                          104         102
  Additional paid-in capital                                   22,508      20,628
  Accumulated deficit                                         (24,993)    (13,556)
Less treasury stock, 66,698 and 105,510 shares
 at cost, in 2000 and 1999, respectively                         (894)     (1,641)
                                                              -------------------
      Total stockholders' equity (deficit)                     (3,275)      5,533
                                                              -------------------
      Total liabilities and stockholders' equity (deficit)    $12,387     $31,517
                                                              ===================

             The accompanying notes are an integral part of the
                     consolidated financial statements.


                         IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
            for the years ended December 31, 2000, 1999 and 1998
           (in thousands, except share and per share information)


                                                         2000          1999         1998
                                                         ----          ----         ----

Revenues:
  Sales, net                                          $   16,799    $  18,664    $  17,152
  Licensing and royalty income                             2,453        1,869        1,200
                                                      ------------------------------------
      Total revenues                                      19,252       20,533       18,352

Cost and Expenses:
  Cost of sales                                           10,566        8,799        8,267
  Selling, general and administrative expenses             7,990        8,519        9,875
  Product development and research expenses                  853          668          603
                                                      ------------------------------------
Operating profit (loss)                                     (157)       2,547         (393)

Interest expense, net                                      2,754        4,109        3,443
Other income, net                                              -           31           33
                                                      ------------------------------------

Loss from continuing operations before provision
 (benefit) for income taxes and extraordinary item        (2,911)      (1,531)      (3,803)
Provision (benefit) for income taxes                       5,864         (401)      (1,136)
                                                      ------------------------------------

Loss from continuing operations before
 extraordinary item                                       (8,775)      (1,130)      (2,667)
                                                      ------------------------------------

Discontinued operations:
  Loss from operations of discontinued business,
   net of tax                                             (1,978)        (841)        (362)
  Gain on disposal of discontinued business                  114            -            -
                                                      ------------------------------------
Loss before extraordinary item                           (10,639)      (1,971)      (3,029)
Extraordinary gain (loss) from early
 extinguishment of debt, net of tax                         (630)         387            -
Cumulative effect of accounting change                      (168)           -            -
                                                      ------------------------------------
Net loss                                              $  (11,437)   $  (1,584)   $  (3,029)
                                                      ====================================

Basic and Diluted Loss Per Common Share

  Continuing operations before extraordinary item     $     (.86)   $    (.12)   $    (.28)
  Discontinued operations                                   (.18)        (.09)        (.04)
                                                      ------------------------------------
                                                           (1.04)        (.21)        (.32)
  Extraordinary gain (loss)                                 (.06)         .04            -
    Cumulative effect of accounting change                  (.02)           -            -
                                                      ------------------------------------
  Net loss                                            $    (1.12)   $    (.17)   $    (.32)
                                                      ====================================

  Basic and diluted weighted average number
   of common shares outstanding                       10,204,649    9,604,768    9,470,413

             The accompanying notes are an integral part of the
                     consolidated financial statements.


                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the years ended December 31, 2000, 1999 and 1998
                               (in thousands)


                                                                      2000         1999        1998
                                                                      ----         ----        ----

Cash flows from operating activities:
  Net loss                                                          $(11,437)    $(1,584)    $(3,029)
  Reconciliation of net loss to net cash
   (used in) provided by operating activities:
    Gain on sale of discontinued operations                             (114)          -           -
    Depreciation and amortization                                        682         738         804
    Amortization of deferred financing costs and debt discount           690         123           -
    Extraordinary (gain) loss on early extinguishment of debt,
     net of tax                                                          630        (387)          -
    Gain on sale of assets                                                 -         (30)        (59)
    Write off of other assets                                              -           -         153
    Provision for accounts and notes receivable and inventories          162          60         192
    Recognition of deferred revenue                                     (242)       (203)       (242)
    Deferred income taxes                                              5,850        (407)     (1,162)
    Interest expense related to subordinated note agreements             148           -           -
    Interest expense related to put feature of warrants                 (358)        854           -
    Warrants issued to lenders under prior extension agreements            -         223         645
    Stock based compensation expense:
      Non-employee stock options                                          39          49         149
      Directors' stock issuance                                           84         116          94
  Changes in operating assets and liabilities:
    Restricted cash                                                     (102)          -           -
    Accounts receivable                                                 (303)        317         336
    Inventories                                                        1,244        (698)        (33)
    Receivable due under royalty agreement                                19           8        (328)
    Prepaid expenses and other current assets                            142         292         255
    Accounts payable and accrued expenses                                 81       1,045         652
    Deferred revenue                                                     220         275          59
    Short-term notes payable, operating                                 (408)       (814)          -
    Income taxes payable                                                   -          (1)        (73)
    Discontinued operations - working capital changes
     and non-cash charges                                             (1,090)        407       2,311
                                                                    --------------------------------
Net cash (used in) provided by operating activities                   (4,063)        383         724
                                                                    --------------------------------

Cash flows from investing activities:
  Capital expenditures                                                  (237)       (280)       (306)
  Capital expenditures for discontinued operations                      (315)       (784)       (301)
  Proceeds from sale of assets                                             -          40         162
  (Increase) decrease in other assets                                    (86)         25         (96)
  Proceeds from sale of discontinued operations                       12,000           -           -
                                                                    --------------------------------
Net cash provided by (used in) investing activities                   11,362        (999)       (541)
                                                                    --------------------------------

Cash flows from financing activities:
  Borrowings under term loan and capital expenditures facility           257       7,000           -
  Borrowings under Subordinated Note agreements, net of discount           -       4,158           -
  Cash proceeds from issuance of warrants to lenders                       -       2,842           -
  Borrowings under revolving credit agreement                         33,413      11,584           -
  Repayment of revolving credit agreement                            (36,720)     (5,876)          -
  Repayment of debt                                                   (4,652)    (18,657)       (236)
  Payment of deferred financing costs                                    (65)     (1,659)        (75)
  Proceeds from exercise of common stock options
   and purchase of common stock                                          121           -           -
  Change in book overdraft                                                 -         572           -
                                                                    --------------------------------
Net cash used in financing activities                                 (7,646)        (36)       (311)
                                                                    --------------------------------
Net decrease in cash and cash equivalents                               (347)       (652)       (128)
Cash and cash equivalents at beginning of year                           416       1,068       1,196
                                                                    --------------------------------
Cash and cash equivalents at end of year                            $     69     $   416     $ 1,068
                                                                    ================================

             The accompanying notes are an integral part of the
                     consolidated financial statements.


                         IGI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            for the years ended December 31, 2000, 1999 and 1998
                  (in thousands, except share information)


                                          Common  Stock      Additional   Stockholders'                               Total
                                       -------------------    Paid-in         Notes       Accumulated   Treasury   Stockholders'
                                         Shares     Amount    Capital       Receivable      Deficit     Stock      Equity (Deficit)
                                         ------     ------   ----------   -------------   -----------   --------   ----------------

Balance, January 1, 1998                9,602,681    $ 96     $ 19,074        $(30)        $ (8,943)    $(2,163)       $  8,034

Issuance of stock pursuant to
 Directors' Stock Plan                     46,250       1           93                                                       94
Value of stock options issued to
 non-employees                                                     149                                                      149
Value of warrants issued under
 extension agreement                                               645                                                      645
Interest earned on stockholders'
 notes                                                                          (3)                                          (3)
Reserve on stockholders' notes
 receivable                                                                     33                                           33
Net loss                                                                                     (3,029)                     (3,029)
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 1998              9,648,931      97       19,961           -          (11,972)     (2,163)          5,923

Issuance of stock pursuant to
 Directors' Stock Plan                     66,509       1          115                                                      116
Partial settlement of amounts due
 to stockholder in lieu of cash           417,744       4          720                                                      724
Value of stock options issued to
 non-employees                                                      49                                                       49
Value of warrants issued under
 second extension agreement                                        223                                                      223
Issuance of stock to 401(k) plan                                  (440)                                     522              82
Net loss                                                                                     (1,584)                     (1,584)
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 1999             10,133,184     102       20,628           -          (13,556)     (1,641)          5,533

Issuance of stock pursuant to
 Directors' Stock Plan                     50,398       1           83                                                       84
Value of stock options issued to
 non-employees                                                      39                                                       39
Amendment to detachable stock
 warrants to remove put feature                                  3,338                                                    3,338
Reclassification of detachable stock
 warrants                                                       (1,192)                                                  (1,192)
Issuance of stock to 401(k) plan                                  (670)                                     747              77
Litigation settlement costs                35,000                   48                                                       48
Partial settlement of amounts due to
 stockholder in lieu of cash               63,448        1         114                                                      115
Stock options exercised                    34,125                   83                                                       83
Employee stock purchase plan               26,918                   37                                                       37
Net loss                                                                                    (11,437)                    (11,437)
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 2000             10,343,073    $104     $ 22,508        $  -         $(24,993)    $  (894)       $(3,275)
                                       ========================================================================================

             The accompanying notes are an integral part of the
                     consolidated financial statements.


                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      Nature of the Business

      IGI, Inc. ("IGI" or the "Company") is a diversified company that is currently engaged in two business segments. During 2000, the Company sold its Vineland division, which produced and marketed poultry vaccines and related products. The two ongoing business segments are:

      *  Consumer Products

      IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome(R) microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies. Revenues from the Company's Consumer Products business were principally based on formulations using the Novasome(R) encapsulation technology. Sales to Estee Lauder accounted for $3,692,000 or 19% of 2000 sales, $4,237,000 or 21% of 1999 sales, and $3,494,000 or 19% of 1998 sales.

      *  Companion Pet Products

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

      EVSCO products are manufactured at the Company's facility in Buena, New Jersey and are sold through distributors to veterinarians. The facility operates in accordance with Good Manufacturing Practices of the Food and Drug Administration ("FDA").

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

      Cash Equivalents

      Cash equivalents consist of short-term investments, which, at the date of purchase, have maturities of 90 days or less. Book overdraft balances of $572,000 have been reclassified to accounts payable in the Consolidated Balance Sheets at December 31, 1999.

      Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, accounts receivable, and certain restricted investments. The Company limits credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with two high credit quality financial institutions. Accounts receivable includes customers in several key geographic areas, such as Thailand, Korea, Japan and other Far Eastern countries. These countries have from time to time experienced varying degrees of political unrest and currency instability. Because of the volume of business transacted by the Company in these areas, continuation or recurrence of such unrest or instability could adversely affect the businesses of its customers in these areas or the Company's ability to collect its receivables from such customers, which in either case could adversely impact the Company's future operating results. In order to minimize risk, the Company maintains credit insurance for the majority of its international accounts receivable and all sales are denominated in U.S. dollars to minimize currency fluctuation risk.

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

      Other Assets and Deferred Financing Costs

      Other assets include cost in excess of net assets acquired of $325,000, related to the Company's 1994 acquisition of a petcare business, which is being amortized on a straight-line basis over 40 years. At December 31, 2000, goodwill, net of amortization, was $198,000. Deferred financing costs include fees paid to the lenders and external legal counsel to assist the Company in obtaining new financing. These costs are being amortized over the term of the related debt.

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

      Accounting for Environmental Costs

      Accruals for environmental remediation are recorded when it is probable a liability has been incurred and costs are reasonably estimable. The estimated liabilities are recorded at undiscounted amounts. It is the Company's practice to reflect environmental insurance recoveries in the results of operations for the year in which the litigation is resolved through settlement or other appropriate legal process.

      Income Taxes

      The Company records income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to operating loss and tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of future deferred tax assets.

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

      Financial Instruments

      The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, restricted common stock, accounts payable, notes payable and current portion of long-term debt. The carrying value of these instruments approximates their fair value.

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

      In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 allows companies to report certain changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes."

      Product Development and Research

      The Company's research and development costs are expensed as incurred.

      Net Loss per Common Share

      Basic net loss per share of Common Stock was computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed using the weighted average number of shares of Common Stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the Company's net loss for the years ended December 31, 2000, 1999 and 1998, the effect of the Company's potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of Common Shares outstanding and net loss per Common Share are the same. Potentially dilutive common stock equivalents which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 4,997,869 for 2000, 5,424,743 for 1999, and 2,513,665 for 1998.

      Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Since inception, the Company has not had transactions that are required to be reported in other comprehensive income. Comprehensive loss for each period presented is equal to the net loss for each period as presented in the Consolidated Statements of Operations.

      Reclassifications

      Certain previously reported amounts have been reclassified to conform with the current period presentation.

      Business Segments

      In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information included in Note 19, "Business Segments."

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

      Recent Pronouncements

      In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Transactions."
This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Investments and Certain Hedging Activities" on January 1, 2001. The Company has concluded that SFAS No. 133 will not have a significant impact on its financial position, results of operation or liquidity.

2.    Going Concern

      The consolidated financial statements have been prepared on the going-concern basis of accounting, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has suffered recurring losses from operations, and has negative working capital and a stockholders' deficit as of December 31, 2000. The Company is currently highly leveraged, and access to alternative funding sources is limited. If the Company's operating results deteriorate or the Company is not successful in renegotiating its financial covenants, a default could result under the existing loan agreements. Any such default that is not resolved could result in the curtailment of certain of the Company's business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors.

      Management's plans with regards to the Company's liquidity issues include an expense reduction program (including the outsourcing of some of its manufacturing capability) and the expansion of the product line
produced by its Consumer Products division.   The Company's continuation as
a going concern is dependent upon its ability to generate sufficient cash from operations and financing sources to meet its obligations as they become due. There can be no assurance, however, that management's plan will be successful.

3.    Discontinued Operations

      On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, and accordingly this division has been accounted for as a discontinued operation. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. Currently, the Company has commenced arbitration proceeding with the purchaser of the Vineland Laboratories division related to the funds held in escrow. There are disputes by the parties over certain issues whose financial outcome can not be determined at this time. Amounts, if any, that are recovered through the arbitration process will be reflected in income when received. The Company's results reflect a $114,000 gain on the Vineland sale. Also, the Vineland division incurred a loss of $1,978,000, $841,000 and $362,000 for the years ended December 31, 2000, 1999 and 1998, respectively, which are reflected as a loss from operations of discontinued business.

      In 1998, the Company recognized a pre-tax loss of $278,000 to adjust the carrying value of certain equipment used in the Vineland division, which the Company had to cease using due to patent issues of the manufacturer. In 1999, the Company disposed of this equipment, and realized an additional pre-tax loss of $140,000. Further, in 1998 the Company also wrote off poultry vaccine product samples and containers not returned by its customers resulting in the recognition of a pre-tax loss of $280,000.

      Revenues for the Vineland division were $8,609,000, $14,061,000, and $14,843,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The assets and liabilities of the Vineland division have been reflected as net assets of discontinued operations on the Consolidated Balance Sheet as of December 31, 1999. The components are as follows:


                                            (in thousands)

      Receivables, net                          $ 3,747
      Inventory, net                              4,906
      Property, plant and equipment, net          4,048
      Other assets                                  125
      Accounts payable and
       accrued expenses                          (2,345)
                                                -------
                                                $10,481
                                                =======

4.    Investments

      The Company previously owned a 20% investment in Indovax, Ltd., an Indian poultry vaccine company. The Indovax investment, which amounted to $59,000 at December 31, 1999, was principally made to obtain technical fees, and to sell the Company's products to Indovax so that they could be distributed in India. The Company considered its investment to be incidental to earning such fees and profits. The Company did not participate in the operating and financial policy making of Indovax and, because Indian nationals controlled Indovax, did not believe it exercised significant influence over Indovax's operating and financial policies. Accordingly, the Company accounted for its Indovax investment using the cost method. Dividends received from Indovax were $0 in 2000 and 1999, and $22,000 in 1998. The Company did not receive any other payments or fees from Indovax. During 2000, the Company terminated its relationship with Indovax subsequent to the sale of the Vineland division. The Company received $40,000 for the return of all shares held by the Company. A loss of $20,000 was recorded as a result of this termination and is included as a component of the gain on the sale of discontinued operations.

      Other investments include 271,714 shares of restricted common stock of IMX Corporation ("IMX"), a publicly-traded company, valued at $.01 and $.31 per share as of December 31, 2000 and 1999, respectively. The shares were originally received pursuant to an exclusive Supply Agreement (the "Supply Agreement") dated September 30, 1997 between the Company and IMX. These shares are restricted both by governmental and contractual requirements and the Company is unsure if or when it will be able to sell these shares. Through December 31, 2000, the Company had not yet recognized any income related to this agreement. The total investment in IMX stock was $3,000 at December 31, 2000 and $84,000 at December 31, 1999, with corresponding amounts reflected as deferred income in the accompanying Consolidated Balance Sheets.

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

5.    Supply and Licensing Agreements

      In 1996, the Company entered into a license and supply agreement with Glaxo Wellcome, Inc. ("Glaxo"). The agreement granted Glaxo exclusive rights to market the WellSkin(TM) product line in the United States to physicians. Under the terms of the agreement, IGI manufactured these products for Glaxo. This agreement provided for Glaxo to pay royalties to IGI based on sales, and to pay a $1,000,000 advance royalty to IGI in 1997 of which $300,000 was non-refundable. The advance royalty was recorded as deferred income, and was to be recognized as revenue over the life of the agreement. The Company recognized $326,000 of royalty income under the original Glaxo agreement in 1998. By an agreement dated December 10, 1998, the license and supply agreement with Glaxo was terminated. The termination agreement provided that IGI would purchase all of Glaxo's inventory and marketing materials related to the WellSkin(TM) line in exchange for a $200,000 promissory note, due and payable in December 1999 bearing interest at a rate of 11%. This inventory was immediately resold for $200,000 in connection with a new agreement for the WellSkin(TM) line. The Company recognized no gain or loss on this inventory transaction and, since the Company never took title to the inventory, it did not recognize this transaction as revenue.

      The Company also issued a promissory note to Glaxo for $608,000, representing the unearned portion of the advance royalty in exchange for Glaxo transferring all rights to the WellSkin(TM) trademark to IGI. This note bore interest at a rate of 11% and was paid in full in 2000.

      Prior to the date of the termination agreement, the Company had accrued through cost of sales a net amount due Glaxo of $404,000 for operational issues related to the Glaxo agreement. By the terms of the termination agreement, the net amount payable to Glaxo was forgiven and cancelled. Accordingly, the Company recognized the effect of this settlement by reversing the net accrual and reducing cost of sales by $404,000.

      In December 1998, the Company entered into a ten-year supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provided that Genesis would pay the Company, in four equal annual payments, a $1,000,000 trademark and technology transfer fee which would be recognized as revenue over the life of the agreement.
In addition, Genesis agreed to pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. Genesis also purchased for $200,000 the WellSkin(TM) inventory and marketing materials which were previously purchased by the Company from Glaxo. The Company recognized $541,000 and $280,000 of income related to this agreement for the years ended December 31, 2000 and 1999, respectively.

      On February 14, 2001, the agreement with Genesis was terminated and replaced with a new manufacturing and supply agreement and an assignment of the trademark for the WellSkin(TM) line of skin care products. The manufacturing and supply agreement expires on December 13, 2005 and contains two ten-year renewal options. The Company received a lump sum payment of $525,000 for the assignment of the trademark.

      In March 1997, IGI granted Kimberly Clark ("Kimberly") the worldwide rights to use certain patents and technologies in the industrial hand care and cleaning products field. Upon signing the agreement, Kimberly paid IGI a $100,000 license fee that was recognized as revenue by the Company. The agreement required Kimberly to make royalty payments based on quantities of material produced. The Company was also guaranteed minimum royalties over the term of the agreement. In both 1999 and 1998, the Company recognized $133,000 as income as a result of the agreement. In July 1999, the Company signed a new exclusive license agreement with Kimberly, which terminated the agreement dated March 1997. The July 1999 agreement granted Kimberly an exclusive license pertaining to patents and improvements within the field of industrial hand care and cleansing products for non-retail markets. The latter agreement was in effect from June 29, 1999 through June 30, 2000. Under this agreement, Kimberly paid the Company consideration of $120,000, which was recognized over the term of the agreement. The Company recognized $60,000 of royalty income in 2000 and $60,000 in 1999.

      The Company entered into a ten-year license agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a license to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties to the Company on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $1,487,000, $1,210,000 and $433,000 of royalty income related to this agreement for the years ended December 31, 2000, 1999 and 1998, respectively.

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

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide rights for use of the Novasome(R) technology for certain products and distribution channels. The agreement provided for an up-front license fee of $150,000. In addition, the agreement provided for additional payments of $50,000 in June 1999, October 1999 and June 2000, as well as future royalty payments based on JJM's sales of licensed products. The Company is guaranteed minimum royalties over the ten-year term of the agreement. The Company recognized $126,000 and $91,000 of income from this agreement in 1999 and 1998, respectively. The Company assessed the impact of SAB 101 on this agreement, and recorded a cumulative adjustment of $168,000 as of January 1, 2000. The cumulative adjustment relates to the recognition of the up-front license fee and the three $50,000 payments over the estimated economic life of the agreement. The Company recognized $55,000 of income from this agreement in 2000.

      In January 2000, the Company entered into a Feasibility and Option Agreement with Church & Dwight Co., Inc. The agreement provided that the Company would develop stable Novasome(R) systems for use in oral care applications. The Company completed its obligation in 2000, and provided the product to Church & Dwight, who will test the stability, efficiency and consumer acceptance of the product. The Company recognized $60,000 as income in 2000 related to the agreement. If Church & Dwight chooses to proceed with this product, the Company will need to enter into a definitive license and supply agreement with Church & Dwight.

      In January 2000, the Company also entered into an agreement with Fujisawa Pharmaceutical, Co. Ltd. The purpose of this agreement is for IGI to incorporate its Novasome(R) technology into a new formulation of their topical products. This project will be completed in stages with amounts being paid to the Company with the successful completion of each stage.
The agreement is in effect for a 15 month period. In 2000, the Company recognized $250,000 of income relating to this product.

6.    Supplemental Cash Flow Information

      Cash payments for income taxes and interest during the years ended December 31, 2000, 1999, and 1998 were as follows:

                              2000     1999      1998
                              ----     ----      ----
                                   (in thousands)

Income taxes refunded, net    $  0    $    1    $    0
Interest                       757     2,153     2,163

      In addition, during the years ended December 31, 2000, 1999, and 1998 the Company had the following non-cash financing and investing activities:


                                                             2000     1999     1998
                                                             ----     ----     ----
                                                                  (in thousands)

Accrual for additions to other assets                        $  -     $  -     $  40
Note payable to Glaxo (see Notes 5 and 9)                       -        -       808
Note receivable from Genesis (see Note 5)                       -        -      (112)
Partial settlement of amounts due to
 stockholder in Company Common Stock
 (see Note 17)                                                115      725         -
Issuance of stock for litigation settlement                    48        -         -
Issuance of stock to 401(k) plan                               77       82         -
Issuance of Subordinated Note for interest (see Note 10)      148        -         -

       See Note 4 "Investments" for discussion regarding the IMX investment.

7.    Inventories

      Inventories as of December 31, 2000 and 1999 consisted of:


                         2000      1999
                         ----      ----
                         (in thousands)

Finished goods          $1,458    $2,251
Raw materials            1,127     1,605
                        ----------------
                        $2,585    $3,856
                        ================

      The above amounts are net of reserves for obsolete and slow moving inventory of $300,000 and $273,000 as of December 31, 2000 and 1999, respectively.

8.    Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 31, 2000 and 1999 consisted of:


                                       2000        1999
                                       ----        ----
                                        (in thousands)

Land                                  $   338     $   338
Buildings                               5,569       5,457
Machinery and equipment                 4,657       4,525
Construction in progress                    -           7
                                      -------------------
                                       10,564      10,327
Less accumulated depreciation          (5,221)     (4,594)
                                      -------------------
Property, plant and equipment, net    $ 5,343     $ 5,733
                                      ===================

      The Company recorded depreciation expense related to continuing operations of $627,000, $598,000 and $681,000 in 2000, 1999 and 1998,
respectively.

9.    Notes Payable

      The Company's licensing and supply agreement with Glaxo was terminated in December 1998, resulting in the issuance of a $200,000 promissory note. The note, which bore interest at a rate of 11%, was paid in December 1999. The Company also issued a promissory note to Glaxo for $608,000 bearing interest at 11%, which represented the unearned portion of the advance royalty. Principal and interest amounts were payable semi-annually; the Company made the first payment of $200,000 in December 1999 and the remaining $408,000 was paid in 2000.

10.   Debt

      Debt as of December 31, 2000 and 1999 consisted of:


                                               2000       1999
                                               ----       ----
                                                (in thousands)

Revolving credit facility                     $ 2,401    $ 5,708
Term loan under Senior Debt Agreement           2,605      7,000
Notes under Subordinated Debt Agreement         7,148      7,000
                                              ------------------
                                               12,154     19,708
Less unamortized debt discount under
 Subordinated Debt Agreement (see Note 11)      2,369      2,775
                                              ------------------
Revolving credit facility and current
 portion of long-term debt                    $ 9,785    $16,933
                                              ==================

      According to the revised terms of the debt agreements, aggregate annual principal payments due on debt for the years subsequent to December 31, 2000 are as follows:


                   Year                 (in thousands)
                   ----                 --------------

                   2001                     $   367
                   2002                         492
                   2003                         592
                   2004                       1,154
                   2005 and thereafter        9,549
                                            -------
                                            $12,154
                                            =======

      On October 29, 1999, the Company entered into a $22 million senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation ("Fleet Capital") and a $7 million subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, Ltd. ("ACS").

      These agreements enabled the Company to retire approximately $18.6 million of outstanding debt with its former bank lenders, Fleet Bank, NH, and Mellon Bank, N.A. In connection with the repayment of their loans, the Company's former bank lenders agreed to return to the Company, for cancellation, warrants held by them for the purchase of 810,000 shares of the Company's Common Stock at exercise prices ranging from $2.00 to $3.50. Also, approximately $611,000 of accrued interest was waived by the former bank group and is classified as an extraordinary gain from the early extinguishment of debt in the 1999 Consolidated Statement of Operations.

      The Senior Debt Agreement provides for i) a revolving line of credit facility of up to $12 million, which was reduced to $5 million after the sale of the Vineland division, based upon qualifying accounts receivable and inventory, ii) a $7 million term loan, which was reduced to $2.7 million after the sale of the Vineland division, and iii) a $3 million capital expenditures credit facility, which was paid in full and cancelled after the sale of the Vineland division. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25% (10.5% at December 31, 2000). The borrowings under the term loan credit facility bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75% (11% at December 31, 2000). As of December 31, 2000, borrowings under the revolving line of credit and term loan were $2,401,000 and $2,605,000, respectively. As of December 31, 1999, borrowings under the revolving line of credit, term loan and capital expenditures credit facility were $5,708,000, $7,000,000 and $0, respectively. Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet Capital to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Quarterly repayments of the term loan began on August 1, 2000 in the amount of $233,000.

      Borrowings under the Subordinated Debt Agreement bear interest, payable monthly, at the rate of 12.5%, ("cash portion of interest on subordinated debt"), plus an additional interest component at the rate of 2%, ("additional interest component") which is payable at the Company's election in cash or in Company Common Stock; if not paid in this fashion, the additional interest component is capitalized to the principal amount of the debt. Borrowings under the subordinated notes were $7,148,000, offset by unamortized debt discount of $2,369,000, as of December 31, 2000 and $7,000,000, offset by unamortized debt discount of $2,775,000, as of December 31, 1999. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement, ACS received warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share (see Note 11, "Detachable Stock Warrants").

      ACS has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owns any Common Stock, or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. At December 31, 2000 and 1999, ACS was entitled to one observer on the Company's Board of Directors.

      Borrowings under these new agreements amounted to $19.7 million at December 31, 1999. The new agreements enabled the Company to retire approximately $18.6 million outstanding with the previous bank lenders, cover associated closing costs and provide a borrowing facility for working capital and capital expenditures. To secure all of its obligations under these agreements, the Company granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries.

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

      In connection with the amendment to the Subordinated Debt Agreement, ACS also agreed to defer the payment by the Company of the cash portion of interest on subordinated debt for the period from April 1, 2000 to July 31, 2000. Payment of the cash portion of interest on subordinated debt would be due at the end of each subsequent three month period thereafter. Furthermore, the existing additional interest component at the rate of 2% was increased to 2.25%, which is payable at the Company's election in cash or in Company Common Stock. The increase of .25% in the additional interest component will be in effect through March 2001, at which time the additional interest component rate will be adjusted back down to 2%.

      On June 26, 2000, the Company entered into the Second Subordinated Amendment with ACS. Pursuant to the Second Subordinated Amendment, the Company borrowed an additional $500,000 from ACS through the issuance of Series C Senior Subordinated Notes due September 30, 2000. In addition, ACS waived compliance with certain financial covenants contained in the Subordinated Debt Agreement and modified certain interest payment dates with respect to the Subordinated Notes. The Second Subordinated Amendment permitted the Company to issue additional Series C Notes on July 31, 2000 to pay the interest then due and payable on the Subordinated Notes and the Series C Notes. In August 2000, the Company issued an additional Series C Note to ACS in the aggregate principal amount of approximately $306,000 for the interest due. The Series C Notes, including interest, were paid in full on September 15, 2000, the date of the closing of the sale of the Vineland division.

      Also, on June 26, 2000, the Company entered into a Second Senior Amendment dated as of June 23, 2000 with Fleet Capital. Pursuant to the Second Senior Amendment, the Company obtained an "overadvance" of $500,000 under the senior revolving line of credit, repayable in full on the earlier to occur of September 22, 2000 or the date of the consummation of the sale of the Vineland division. Under the Second Senior Amendment, Fleet Capital agreed to forbear from exercising its right to accelerate the maturity of the senior loans upon the default by the Company under certain financial covenants. The Company did not borrow any funds from the overadvance.

      On September 15, 2000, the shareholders of the Company approved and the Company consummated the sale of the assets of the Vineland division.
In exchange for receipt of such assets, the buyer assumed certain Company liabilities, equal to approximately $2,300,000 in the aggregate, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. The Company applied a portion of the proceeds from the sale of the Vineland division to the outstanding balance on the revolving credit facility, capital expenditure loan and term loan, totaling approximately $10,875,000. The Company's operating results reflect a $630,000 extraordinary loss on the early extinguishment of debt, representing the write off of a portion of the deferred financing costs, due to the reduction in the Company's borrowing base under the Senior Debt Agreement.

      The Senior Debt Agreement and the Subordinated Debt Agreement, as amended, contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. Due to the terms of the Second Senior Amendment and the Second Subordinated Amendment discussed above, the Company has classified all debt owed to ACS and Fleet Capital as short-term debt. ACS has waived compliance with certain financial covenants through December 31, 2000, and the Company is currently in discussions with Fleet Capital to waive the debt covenant violations as of December 31, 2000. In addition, the Company is currently in discussions with ACS and Fleet to renegotiate the covenants going forward.

      The Company remains highly leveraged and as a result, access to additional funding sources is limited. The Company's available borrowing under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. Unfavorable product sales performance since April 1, 2000 has limited the available borrowing capacity of the Company under the revolving line of credit facility. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in renegotiating its financial covenants or meeting its financial obligations, a default could result under its loan agreements and any such default, if not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors.

11.   Detachable Stock Warrants

      In connection with the October 29, 1999 refinancing, specifically the $7 million Subordinated Debt Agreement, the Company issued warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share to ACS.

      These warrants contained a right (the "put") to require the Company to repurchase the warrants or the Common Stock acquired upon exercise of such warrants at their then fair market value under certain circumstances, including the earliest to occur of the following: a) October 29, 2004; b) the date of payment in full of the Senior Debt and Subordinated Debt and all senior indebtedness of the Company; or c) the sale of the Company or 30% or more of its assets. The repurchase was to be settled in cash or Common Stock, at the option of ACS. Due to the put feature and the potential cash settlement which was outside of the Company's control, the warrants were recorded as a liability which was marked-to-market, with changes in the market value being recognized as a component of interest expense in the period of change.

      The warrants issued to ACS were valued at issuance date utilizing the Black-Scholes model and initially recorded as a liability of $2,842,000. A corresponding debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which includes principal of $7,000,000 and the initial warrant liability of $2,842,000. The debt discount is being amortized to interest expense over the term of the Subordinated Debt Agreement. The Company recognized $358,000 of non-deductible interest income, and $854,000 of non-deductible interest expense for the years ended December 31, 2000 and 1999, respectively, associated with the mark-to-market adjustment of the warrants.

      On April 12, 2000, ACS amended its Subordinated Debt Agreement with the Company whereby the put provision associated with the original warrants was replaced by a make-whole feature. The make-whole feature requires the Company to compensate ACS, in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of the Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. ACS must exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period, beginning with the date of notice by ACS, before it can invoke the make-whole provision. As a result of the April 12, 2000 amendment, the remaining liability at April 12, 2000 of $3,338,000 was reclassified to equity.

      As noted above, the make-whole feature requires the Company to compensate ACS for any decrease in value between the date that ACS notifies the Company that they intend to sell some or all of the stock and the date that ACS ultimately disposes the underlying stock, assuming that such disposition occurs in an orderly fashion over a period of not more than 180 days. The shortfall can be paid using either cash or shares of the Company's Common Stock, at the option of the Company. Due to accounting guidance that was issued in September 2000, the Company has reflected the detachable stock warrants outside of stockholders' equity (deficit) as of December 31, 2000, since the ability to satisfy the make-whole obligation using shares of the Company's Common Stock is not totally within the Company's control.

12.   Stock Options

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

      In October 1998, the Company adopted the 1998 Directors Stock Plan. Under this plan, 200,000 shares of the Company's Common Stock are reserved for issuance to non-employee directors, in lieu of payment of directors' fees in cash. In 2000, 1999 and 1998, 50,398, 66,509 and 46,250 shares of
Common Stock were issued as consideration for directors' fees, respectively. The Company recognized $84,000, $116,000 and $94,000 of expense related to these shares during the years ended December 31, 2000, 1999 and 1998, respectively.

      Effective November 23, 1998, the Company's Board of Directors approved the repricing of all outstanding options issued to then current employees and consultants. The options were repriced to $2.44 per share, which was 115% of the market value of the Company's Common Stock on that date. The Board also approved the repricing of 225,000 options held by the Chief Executive Officer to $2.66 per share, which was 125% of the market value of the Company's Common Stock on that date. As a result, 331,465 and 225,000 outstanding options at November 23, 1998 were effectively rescinded and reissued at exercise prices of $2.44 and $2.66, respectively. This resulted in a non-cash expense related to non-employees of $84,000 being reflected in 1998 operating results. All other conditions, such as term of option and vesting schedules, remained unchanged.

      In December 1998, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan ("ESPP"). An aggregate of 300,000 shares of Common Stock may be issued pursuant to the ESPP. All employees of the Company and its subsidiaries, including an officer or director who is also an employee, are eligible to participate in the ESPP. Shares under this plan are available for purchase at 85% of the fair market value of the Company's stock on the first or last day of the offering, whichever is lower. The ESPP is implemented through offerings; the first offering commenced August 26, 1999 and terminated December 31, 1999. The Company issued 26,918 shares pursuant to this initial offering. Each offering thereafter will begin on the first day of each year and end on the last day of each year. The Company will issue approximately 65,000 shares in 2001 for the 2000 plan year.

      In March 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan ("1999 Plan"). The 1999 Plan replaces all presently authorized stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 1,200,000 shares of Common Stock. A total of 891,000 options (net of cancellations), having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant.

      In September 1999, the Company's Board of Directors approved the 1999 Director Stock Option Plan. The 1999 Director Stock Option Plan provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 675,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 445,000 options have been granted to non-employee directors through December 31, 2000. The options granted under the 1999 Director Stock Option Plan vest in full twelve months after their respective grant dates and have a maximum term of ten years.

      Stock option transactions in each of the past three years under the aforementioned plans in total were:


                                        1989, 1991 and 1999 Plans                            1988 Non-Qualified Plan
                             ------------------------------------------------     ----------------------------------------------
                                                                  Weighted                                           Weighted
                               Shares       Price Per Share     Average Price      Shares      Price Per Share     Average Price
                               ------       ---------------     -------------      ------      ---------------     -------------

January 31, 1997 shares
  Under option                2,134,465      $3.75 - $9.88          $6.74          166,500      $4.70 - $6.80          $4.78
  Granted                       491,450      $1.94 - $3.81          $2.56                -            -                    -
  Exercised                           -            -                    -                -            -                    -
  Cancelled                    (652,250)     $2.00 - $9.88          $6.52         (166,500)     $2.66 - $6.80          $4.78
  Rescinded                    (506,465)     $4.70 - $9.88          $6.75          (50,000)     $4.70                  $4.70
  Reissued                      506,465      $2.44 - $2.66          $2.52           50,000      $2.66                  $2.66
                             ----------                                           --------
December 31, 1998 shares
  Under option                1,973,665      $1.94 - $9.88          $4.68                -
  Granted                     1,447,000      $1.56 - $2.00          $1.62         ========
  Exercised                           -            -
  Cancelled                    (173,465)     $2.00 - $8.58          $3.67
                             ----------
December 31, 1999 shares
  Under option                3,247,200      $1.56 - $9.88          $3.37
  Granted                       629,700      $ .50 - $2.75          $1.15
  Exercised                     (34,125)     $2.00 - $2.44          $2.42
  Cancelled                  (1,022,449)     $1.56 - $9.88          $1.92
                             ----------
December 31, 2000 shares
  Under option                2,820,326      $ .50 - $9.48          $2.87
                             ==========
Exercisable options at:
  December 31, 1998           1,599,840                             $5.18                -                             $   -
                             ==========                                           ========                             =====
  December 31, 1999           1,909,866                             $4.52                -                             $   -
                             ==========                                           ========                             =====
  December 31, 2000           2,149,268                             $3.32                -                             $   -
                             ==========                                           ========                             =====

      The Company uses the intrinsic value method to account for stock options issued to employees and to directors. The Company uses the fair value method to account for stock options issued to consultants. The Company has recorded compensation expense of $39,000, $49,000 and $149,000 in 2000, 1999 and 1998, respectively, for options granted to consultants, including the effects of the 1998 repricing.

      If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma loss amounts indicated below:


                                  2000         1999        1998
                                  ----         ----        ----
                                    (in thousands, except per
                                       share information)

Net loss - as reported          $(11,437)    $(1,584)    $(3,029)
Net loss - pro forma             (12,521)     (1,943)     (3,618)
Loss per share - as reported
  Basic and diluted             $  (1.12)    $  (.17)    $  (.32)
Loss per share - pro forma
  Basic and diluted             $  (1.23)    $  (.21)    $  (.38)

      The pro forma information has been determined as if the Company had accounted for its employee and director stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998:


        Assumptions                 2000               1999                1998
        -----------                 ----               ----                ----

Dividend yield                             0%                  0%                  0%
Risk free interest rate         5.33% - 6.74%       4.93% - 6.36%      4.47% -  5.89%
Estimated volatility factor           216.07%     59.52% - 63.73%     39.51% - 47.87%
Expected life                         7 years         6 - 9 years         6 - 9 years

      The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:


                             Options Outstanding                Options Exercisable
                   ---------------------------------------     ----------------------
                                   Weighted       Weighted                   Weighted
                                   Average        Average                    Average
   Range of        Number of      Remaining       Exercise     Number of     Exercise
Exercise Price      Options      Life (Years)      Price        Options       Price
--------------     ---------     ------------     --------     ---------     --------

$ .50 to $ .99       160,700         9.93          $ .50          25,700      $ .50
$1.00 to $1.99     1,271,000         8.96          $1.58         760,814      $1.56
$2.00 to $2.99       632,626         4.63          $2.25         617,254      $2.24
$3.00 to $3.99       196,000         7.32          $3.32         185,500      $3.33
$4.00 to $4.99             -            -              -               -          -
$5.00 to $5.99       150,000         4.81          $5.76         150,000      $5.76
$6.00 to $6.99       190,000         4.28          $6.67         190,000      $6.67
$7.00 to $7.99        90,000         2.83          $7.62          90,000      $7.62
$8.00 to $8.99       100,000         4.46          $8.42         100,000      $8.42
$9.00 to $9.48        30,000         1.00          $9.48          30,000      $9.48
                   ---------                                   ---------
$ .50 to $9.48     2,820,326         6.95          $2.87       2,149,268      $3.32
                   =========                                   =========

13.   Income Taxes

      Total tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                                  2000      1999       1998
                                                  ----      ----       ----
                                                        (in thousands)

Loss from continuing operations                  $5,864    $(401)    $(1,136)
Loss from operations of discontinued business         -     (200)       (155)
Extraordinary item                                    -      224           -
                                                 ---------------------------
Total tax provision (benefit)                    $5,864    $(377)    $(1,291)
                                                 ===========================

      The provision (benefit) for income taxes attributable to loss from continuing operations before income taxes and extraordinary gain (loss) included in the Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                                   2000     1999      1998
                                                   ----     ----      ----
                                                        (in thousands)

Current tax expense:
  Federal                                         $    -    $   -    $    12
  State and local                                     14        6         14
                                                  --------------------------
Total current tax expense                             14        6         26
                                                  --------------------------

Deferred tax expense (benefit)
  Federal                                          5,133     (337)    (1,021)
  State and local                                    717      (70)      (141)
                                                  --------------------------
Total deferred tax expense (benefit)               5,850     (407)    (1,162)
                                                  --------------------------
      Total expense (benefit) for income taxes    $5,864    $(401)   $(1,136)
                                                  ==========================

      The provision (benefit) for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations before extraordinary items as a result of the following:


                                                  2000      1999        1998
                                                  ----      ----        ----
                                                        (in thousands)

Statutory benefit                                $ (972)    $(521)    $(1,293)
Non-deductible interest expense relating to
 mark-to-market of put warrants (see Note 11)      (122)      290           -
Other non-deductible expenses                        36        48          98
State income taxes, net of federal benefit          482       (42)        (84)
Research and development tax credits                (23)      (19)        (33)
(Decrease) increase in valuation allowance        6,459      (106)        393
Other, net                                            4       (51)       (217)
                                                 ----------------------------
                                                 $5,864     $(401)    $(1,136)
                                                 ============================

      Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2000 and 1999, consisted of the following:


                                                  2000       1999
                                                  ----       ----
                                                   (in thousands)

Property, plant and equipment                    $  (88)    $ (384)
Prepaid license agreement                         1,016      1,168
Deferred royalty payments                             1        127
Tax operating loss carryforwards                  6,637      3,672
Tax credit carryforwards                            711        684
Reserves                                            331        407
Inventory                                           158        412
Non-employee stock options                          179        156
Other future deductible temporary differences       476        606
Other future taxable temporary differences          (40)       (43)
                                                 -----------------
                                                  9,471      6,805
Less:  valuation allowance                       (9,471)      (955)
                                                 -----------------
Deferred taxes, net                              $    -     $5,850
                                                 =================

      The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its plan to sell the benefit of certain state net operating losses, its expectations for the future, and the expiration dates of the net operating loss carryforwards. During 2000, a number of events occurred which negatively impacted the earnings and cash flow of the Company and will continue to impact the Company in the future. These events included the sale of the Vineland division for a lesser amount than was originally anticipated, the substantial operating loss incurred by the Vineland division prior to its disposal, and the decrease in the operating profits of the Companion Pet Product division, due in part to the ongoing regulatory issues with the FDA (see Note 15). As a result, the Company has concluded that it is more likely than not that it will be unable to realize the gross deferred tax assets in the foreseeable future and has established a valuation reserve for all such deferred tax assets.

      Operating loss and tax credit carryforwards for tax reporting purposes as of December 31, 2000 were as follows:


                                                                    (in thousands)
                                                                    --------------

Federal:
  Operating losses (expiring through 2020)                              $16,327
  Research tax credits (expiring through 2020)                              590
  Alternative minimum tax credits (available without expiration)             28
State:
  Net operating losses - New Jersey (expiring through 2007)              10,351
  Research tax credits - New Jersey (expiring through 2007)                  93

      Federal net operating loss carryforwards that expire through 2020 have significant components expiring in 2007 (16%), 2018 (23%), 2019 (11%) and 2020 (42%).

14.   Commitments and Contingencies

      The Company leases warehousing space, machinery and equipment under non-cancellable operating lease agreements expiring at various dates in the future. Rental expense aggregated approximately $232,000 in 2000, $362,000 in 1999 and $371,000 in 1998. Future minimum rental commitments under non-cancellable operating leases as of December 31, 2000 are as follows:


         Year           (in thousands)
         ----           --------------

         2001                $28
         2002                 28
         2003                 28
         2004                 28
         2005                 28

15.   U.S. Regulatory Proceedings

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

      On March 24, 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding their pending investigations and proceedings. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which will continue through the period ending October 31, 2001. The expense of settling with these agencies was reflected in the 1998 results of operations. Further, in response to these events, the Company restated the Company's consolidated financial statements for the two years ended December 31, 1996 and the nine months ended September 30, 1997. The settlement did not affect the informal inquiry being conducted by the U.S. Securities and Exchange Commission ("SEC"), nor did it affect possible governmental action against former employees of the Company.

      In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. On July 26, 2000, the Company reached an agreement in principle with the staff of the SEC to resolve matters arising with respect to the informal investigation of the Company commenced by the SEC in April 1998. Under the proposed agreement, which will not be final until approved by the SEC, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities and Exchange Act of 1934, as amended, for the three years ended December 31,1997. Further, in the proposed agreement, the Company agrees to the entry of an order to cease and desist from any such violation in the future. No monetary penalty is expected.

      The SEC's investigation and proposed settlement focus on alleged fraudulent actions taken by former members of the Company's management. Upon becoming aware of the alleged fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation, which led to the termination of employment of those responsible. IGI then cooperated fully with the staff of the SEC and disclosed to the Commission the results of the internal investigation.

      On April 14, 1999, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cohanzick Partners, LP, against IGI, Inc., Edward B. Hager, the Company's former Chairman, the following directors of the Company: Terrence D. Daniels, Jane E. Hager, Constantine
L. Hampers and Terrence O'Donnell and the following former directors and officers of the Company: Kevin J. Bratton, Stephen G. Hoch, Surendra Kumar, Donald J. MacPhee, Lawrence N. Zitto, Paul D. Paganucci, David G. Pinosky and John O. Marsh (collectively, the "IGI Defendants") and John P. Gallo, the Company's former President. The suit, which sought approximately $420,000 in actual damages together with fees, costs and interest, alleged violations of the securities laws, fraud, and negligent misrepresentation concerning certain disclosures made and other actions taken by the Company in 1996 and 1997. The IGI Defendants settled the matter pursuant to a Stipulation and Order of Dismissal signed by the Court on July 19, 2000.
In exchange for the plaintiff's agreement to dismiss its claims against the IGI Defendants, the Company issued to the plaintiff 35,000 shares of unregistered Common Stock of the Company, $.01 par value per share, and the Company's insurer agreed to pay $97,500 to the plaintiff. The Company issued the 35,000 shares of Common Stock in June 2000 and recorded the issuance at the fair market value of the Common Stock on the date of issuance ($1.375 per share) or $48,125 in the aggregate. As of December 31, 1999, the Company had established a reserve with respect to the Cohanzick suit. The Company offset the amount of the settlement against the reserve that had been established.

      Other Pending Matters

      In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite. The aggregate annual sales volume for these products for the years ended December 31, 2000, 1999 and 1998 were $625,000, $1,059,000 and $937,000 ($358,000, $534,000 and $621,000 for
Liquichlor and $267,000, $525,000 and $316,000 for Cerumite, respectively). The Company has responded to the July 5, 2000 FDA report and is currently preparing the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA will evaluate the Company's response and will determine the ultimate outcome of the FDA inspection. An unfavorable outcome could result in fines, penalties and the potential permanent or temporary halt of the sale of certain regulated products, any or all of which could have a material adverse effect on the Company. The Company has incurred $884,000 year to date in related expenses to improve production, and to meet documentation, procedural and regulatory compliance.

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued a Notice of Violation relating to the storage of waste materials in a number of trailers at the site. The Company has established a disposal and cleanup schedule and has commenced operations to remove materials from the site. Small amounts of hazardous waste were discovered and the Company was issued a notice of violation relating to the storage of these materials. The Company is cooperating with the authorities and does not expect to incur any material fines or penalties. The Company has expensed $160,000, which represents its estimate of the total cost related to the disposal and cleanup process.

      On or around, May 17, 2000, the Company became aware of a spill at its Vineland manufacturing facility of about 965 gallons of heating oil. By May 26, 2000 the Company had completed remediation of the soil and nearby creek that were affected by the heating oil spill. To assure that the nearby groundwater was not contaminated by the spill, the Company's environmental consultants advised the Company to drill a test well. The well has been drilled and the analytical results found no contamination of groundwater. The Company has expensed all costs related to the initial remediation and the drilling of the test well.

16.   Export Sales

      Export revenues by the Company's domestic operations accounted for approximately 11% of the Company's total revenues in 2000, 1999 and 1998, respectively. The following table shows the geographical distribution of the Company's total revenues:


                         2000       1999       1998
                         ----       ----       ----
                               (in thousands)

Latin America           $   188    $   214    $   154
Asia/Pacific              1,151      1,018        930
Europe                      836      1,055        804
Africa/Middle East           38         36         54
                        -----------------------------
                          2,213      2,323      1,942
United States/Canada     17,039     18,210     16,410
                        -----------------------------
Total revenues          $19,252    $20,533    $18,352
                        =============================

      Net accounts receivable balances from export sales as of December 31, 2000 and 1999 approximated $598,000 and $523,000, respectively.

17.   Certain Relationships and Related Party Transactions

      In 1999 and 1998, the Company's former Chief Executive Officer chose to defer payment of his salary until the Company's cash flow stabilized. Compensation earned for which payment was to be deferred under this plan was $460,000 and $380,000 for 1999 and 1998, respectively.

      On September 15, 1999, the Company agreed to pay a portion of the Company's obligation using shares of Company Common Stock. Total payments through December 31, 1999 resulted in the issuance of 417,744 shares, valued at $725,000. The shares were valued using the then trading price of the Company's stock at the date of stock issuance.

      At December 31, 1999, accrued compensation totaling $115,000 is included in the Consolidated Balance Sheets representing compensation earned but not yet paid. The Company paid this amount in the first quarter of 2000 by issuing 63,448 shares in satisfaction of the remaining amount owed.

18.   Employee Benefits

      The Company has a 401(k) contribution plan, pursuant to which employees who have completed six months of employment with the Company or its subsidiaries as of specified dates, may elect to contribute to the plan, in whole percentages, up to 18% of compensation. Employees' contributions are subject to a minimum contribution by participants of 2% of compensation and a maximum contribution of $10,500 for 2000. The Company contribution is in the form of Company Common Stock, which is vested immediately. The Company matches 25% of the first 5% of compensation contributed by participants and contributes, on behalf of each participant, $4 per week of employment during the year. The Company has recorded charges to expense related to this plan of approximately $69,000, $77,000 and $82,000 for the years 2000, 1999 and 1998, respectively.

19.   Business Segments

      The Company has two reportable segments: Consumer Products and Companion Pet Products. Products from each of the segments serve different markets and use different channels of distribution.

      Summary data related to the Company's reportable segments for the three years ended December 31, 2000 appears below:


                                   Consumer    Companion Pet
                                   Products       Products      Corporate    Consolidated
                                   --------    -------------    ---------    ------------
                                   (in thousands)

2000
  Revenues                          $6,552        $12,700        $     -        $19,252
  Operating profit (loss)            4,094            836         (5,087)          (157)
  Depreciation and amortization        243            251            188            682
  Identifiable assets                3,647          5,697          3,043         12,387
  Capital expenditures                   2            235              -            237
1999
  Revenues                          $6,938        $13,595        $     -        $20,533
  Operating profit (loss)            3,913          3,850         (5,216)         2,547
  Depreciation and amortization        188            384            183            738
  Identifiable assets                3,885          6,994         10,157         21,036
  Capital expenditures                  57            188             35            280
1998
  Revenues                          $5,839        $12,513        $     -        $18,352
  Operating profit (loss)            3,688          2,844         (6,925)          (393)
  Depreciation and amortization        204            391            209            804
  Identifiable assets                4,886          5,660          8,320         18,866
  Capital expenditures                   9            227             70            306

--------------------
Note:
(A) Unallocated corporate expenses are principally general and administrative expenses.
(B) Corporate assets primarily represent fixed assets, deferred tax assets, cash and cash equivalents and deferred financing costs.
(C)   Transactions between reportable segments are not material.
(D) The summary data for the three years ended December 31, 2000 only represents continuing operations.

20.   Quarterly Consolidated Financial Data (Unaudited)

      Following is a summary of the Company's quarterly results for each of the quarters in the years ended December 31, 2000 and 1999 (in thousands, except per share information).


                                            March 31,   June 30,    September 30,    December 31,
                                              2000        2000           2000            2000         Total
                                            ---------   --------    -------------    ------------     -----

Total revenues                               $ 5,265     $5,208        $  4,319         $4,460       $ 19,252
Operating profit (loss)                          786       (104)         (1,351)           512           (157)
Income (loss) from continuing operations        (817)       760          (8,684)           (34)        (8,775)
Net income (loss)                             (1,046)       510         (10,772)          (129)       (11,437)
Basic and diluted income (loss) per share
  Continuing operations                         (.08)       .07            (.84)          (.01)          (.86)
  Net loss                                      (.10)       .05           (1.05)          (.02)         (1.12)


                                            March 31,   June 30,    September 30,    December 31,
                                              1999        1999           1999            1999         Total
                                            ---------   --------    -------------    ------------     -----

Total revenues                               $ 4,876     $5,602        $  5,369         $4,686       $ 20,533
Operating profit                                 496        939             617            495          2,547
Income (loss) from continuing operations        (241)        39            (181)          (747)        (1,130)
Net loss                                        (319)      (132)           (334)          (799)        (1,584)
Basic and diluted income (loss) per share
  Continuing operations                         (.02)         -            (.02)          (.08)          (.12)
  Net loss                                      (.03)      (.02)           (.04)          (.08)          (.17)

21.   Subsequent Events

      On March 2, 2001, the Company became aware of a potential heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. The Company is not able to estimate its financial exposure related to this incident at this time.

      During the first quarter of 2001, the Company had decided to outsource the manufacturing for this division. On March 6, 2001, the Company signed a supply agreement with an entity to manufacture the products for the Companion Pet Products division. Due to the environmental situation noted above, the Company has decided to accelerate the outsourcing process (originally anticipated to be completed by June 2001), and has ceased operations at the Companion Pet Products manufacturing facility. On March 8, 2001, the Company terminated the employment of the manufacturing personnel at this facility. The Company anticipates recording a charge in the first quarter of 2001 related to the termination of these employees and the write down of equipment used in the manufacturing process to its estimated salvage value.


                         IGI, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (amounts in thousands)


             COL. A                   COL. B                  COL. C                 COL. D       COL. E
             ------                   ------                  ------                 ------       ------
                                                            Additions
                                                   ----------------------------
                                     Balance       Charged to                                    Balance
                                   at beginning    costs and       Charged to                    at end
          Description               of period       expenses     other accounts    Deductions    of period
          -----------              ------------    ----------    --------------    ----------    ---------

December 31, 1998:
Allowance for doubtful accounts       $  128         $  156          $    -         $187 (A)       $   97
Inventory valuation allowance            328            286               -          210 (B)          404
Valuation allowance on net
 deferred tax assets                     668            382              11            -            1,061

December 31, 1999:
Allowance for doubtful accounts       $   97         $   48          $    -         $  - (A)       $  145
Inventory valuation allowance            404             86               -          217 (B)          273
Valuation allowance on net
 deferred tax assets                   1,061              -               -          105 (C)          955

December 31, 2000:
Allowance for doubtful accounts       $  145         $  276          $    -         $141 (A)       $  280
Inventory valuation allowance            273            843               -          816 (B)          300
Valuation allowance on net
 deferred tax assets                     955          5,850           2,666            -            9,471

--------------------
(A) Relates to write-off of uncollectable accounts and recoveries of previously reserved amounts.
(B)   Disposition of obsolete inventories.
(C) Relates to reduction in the valuation allowance as a result of the expiration of certain state net operating losses in 1999, for which full valuation allowances had previously been provided.


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

*(4) Specimen stock certificate for shares of Common Stock, par value $.01 per share.

(10.1) IGI, Inc. 1989 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of
         Stockholders held May 11, 1989, File No. 001-08568, filed April 12, 1989.]

(10.2) IGI, Inc. Non-Qualified Stock Option Plan. [Incorporated by reference to Exhibit (3)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 001-08568, filed March 30, 1992 (the "1991 Form 10-K".)]

(10.8) IGI, Inc. 1991 Stock Option Plan, [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991.]

(10.3) Amendment No. 1 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 11, 1993. [Incorporated by reference to Exhibit 10(p) to the 1992 Form 10-K.]

(10.4) Amendment No. 2 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 22, 1995. [Incorporated by reference to the Appendix to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 9, 1995, filed April 14, 1995.]

(10.5) Amendment No. 3 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 19, 1997. [Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-08568, filed August 14, 1997.]

(10.6) Amendment No. 4 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 17, 1998. [Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-08568, filed November 6, 1998.]

(10.7) Supply Agreement, dated as of January 27, 1997, between IGI, Inc. and Glaxo Wellcome Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarter ended March 31, 1997, File No. 001-08568, filed June 16, 1997.]

(10.8) IGI, Inc. 1998 Director Stock Option Plan as approved by the Board of Directors on October 19, 1998. [Incorporated by reference to Exhibit (10.38) to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1998, File No. 001-08568, filed April 12, 1999. (the "1998 Form 10-K".)]

(10.9) Common Stock Purchase Warrant No. 5 to purchase 150,000 shares of IGI, Inc. Common Stock issued to Fleet Bank, NH on March 11, 1999. [Incorporated by reference to Exhibit (10.40) to the 1998 Form 10-K.]

(10.10) IGI, Inc. 1999 Director Stock Option Plan as approved by the Board of Directors on September 15, 1999. [Incorporated by reference to
         Exhibit 99.1 to the Company's Registration on Form S-8, File No. 333-52312 filed December 20, 2000.]

(10.11) Common Stock Purchase Warrant No. 7 to purchase 120,000 shares of IGI, Inc. Common Stock issued to Mellon Bank, N.A. on March 11, 1999. [Incorporated by reference to Exhibit (10.42) to the 1998 Form 10-K.]

(10.12) Employment Agreement, dated May 1, 1998, between IGI, Inc. and Paul Woitach. [Incorporated by reference to Exhibit (10.44) to the 1998 Form 10-K.]

(10.13) Loan and Security Agreement by and among Fleet Capital Corporation and IGI, Inc., together with its subsidiaries, dated October 29, 1999. [Incorporated by reference to Exhibit 10.21 to the 1999 Form 10-K.]

(10.14) Revolving Credit Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.22 to the 1999 Form 10-K.]

(10.15) Term Loan A Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.23 to the 1999 Form 10-K.]

(10.16) Term Loan B Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K.]

(10.17) Capital Expenditure Loan Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.25 to the 1999 Form 10-K.]

(10.18) Trademark Security Agreement issued by IGI, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.26 to the 1999 Form 10-K.]

(10.19) Trademark Security Agreement issued by IGEN, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.27 to the 1999 Form 10-K.]

(10.20) Trademark Security Agreement issued by ImmunoGenetics, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.28 to the 1999 Form 10-K.]

(10.21) Patent Security Agreement issued by IGI, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.29 to the 1999 Form 10-K.]

(10.22) Patent Security Agreement issued by IGEN, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.30 to the 1999 Form 10-K.]

(10.23) Pledge Agreement by and between Fleet Capital Corporation and IGEN, Inc., dated October 29, 1999. [Incorporated by reference to
         Exhibit 10.31 to the 1999 Form 10-K.]

(10.24) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Atlantic County, New Jersey) issued by IGI, Inc. to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.32 to the 1999 Form 10-K.]

(10.25) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Cumberland County, New Jersey) issued by IGI, Inc. to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.33 to the 1999 Form 10-K.]

(10.26) Subordination Agreement by and between Fleet Capital Corporation and American Capital Strategies, Ltd., dated October 29, 1999. [Incorporated by reference to Exhibit 10.34 to the 1999 Form 10-K.]

(10.27) Note and Equity Purchase Agreement by and among American Capital Strategies, Ltd. and IGI, Inc., together with its subsidiaries, dated as of October 29, 1999. [Incorporated by reference to
         Exhibit 10.35 to the 1999 Form 10-K.]

(10.28) Series A Senior Secured Subordinated Note issued by IGI, Inc., together with its subsidiaries, to American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to
         Exhibit 10.36 to the 1999 Form 10-K.]

(10.29) Series B Senior Secured Subordinated Note issued by IGI, Inc., together with its subsidiaries, to American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to
         Exhibit 10.37 to the 1999 Form 10-K.]

(10.30) Warrant to purchase 1,907,543 shares of IGI, Inc. Common Stock, issued to American Capital Strategies, Ltd. on October 29, 1999. [Incorporated by reference to Exhibit 10.38 to the 1999 Form 10-K.]

(10.31) Security Agreement issued by IGI, Inc., together with its subsidiaries, in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit
         10.39 to the 1999 Form 10-K.]

(10.32) Trademark Security Agreement issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.40 to the 1999 Form 10-K.]

(10.33) Trademark Security Agreement issued by ImmunoGenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.41 to the 1999 Form 10-K.]

(10.34) Trademark Security Agreement issued by Blood Cells, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.42 to the 1999 Form 10-K.]

(10.35) Trademark Security Agreement issued by IGEN, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.43 to the 1999 Form 10-K.]

(10.36) Patent Security Agreement issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999.
         [Incorporated by reference to Exhibit 10.44 to the 1999 Form
         10-K.]

(10.37) Patent Security Agreement issued by ImmunoGenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.45 to the 1999 Form 10-K.]

(10.38) Patent Security Agreement issued by Blood Cells, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K.]

(10.39) Patent Security Agreement issued by IGEN, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.21 to the 1999 Form 10-K.]

(10.40) Georgia Leasehold Deed to Secure Debt issued by IGI, Inc. in favor of American Capital Strategies, dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.48 to the 1999 Form 10-K.]

(10.41) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Cumberland County, New Jersey) issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.21 to the 1999 Form 10-K.]

(10.42) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Atlantic County, New Jersey) issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.50 to the 1999 Form 10-K.]

(10.43)  Pledge and Security Agreement issued by IGI, Inc. and
         ImmunoGenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to
         Exhibit 10.51 to the 1999 Form 10-K.]

(10.44) Employment Agreement between IGI, Inc. and Manfred Hanuschek dated as of July 26, 1999. [Incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K.]

(10.45) Amendment to Employment Agreement between Manfred Hanuschek and IGI, Inc. dated March 9, 2000. [Incorporated by reference to
         Exhibit 10.53 to the 1999 Form 10-K.]

(10.46) Employment Agreement between IGI, Inc. and Robert McDaniel dated as of September 1, 1999. [Incorporated by reference to Exhibit
         10.54 to the 1999 Form 10-K.]

(10.47) Pledge Agreement by and between Fleet Capital Corporation and IGI, Inc., dated October 29, 1999. [Incorporated by reference to
         Exhibit 10.55 to the 1999 Form 10-K.]

(10.48) Employment Agreement between IGI, Inc., and Rajiv Mathur dated February 22, 1999. [Incorporated by reference to Exhibit 10.56 to the 1999 Form 10-K.]

(10.49) Amendment No. 1 to the Note and Equity Purchase Agreement by and between American Capital Strategies, Ltd. and IGI, Inc., together with its subsidiaries dated as of April 12, 2000. [Incorporated by reference to Exhibit 10.57 to the 1999 Form 10-K.]

(10.50) Amendment to Loan and Security Agreement by and between Fleet Capital Corporation and IGI, Inc., together with its subsidiaries dated as of April 12, 2000. [Incorporated by reference to Exhibit
         10.58 to the 1999 Form 10-K.]

(10.51) Amendment No. 2 to Note and Equity Purchase Agreement dated as of June 26, 2000 by and among IGI, Inc., IGEN, Inc., ImmunoGenetics, Inc., Blood Cells, Inc., American Capital Strategies, Ltd. and ACS Funding Trust I. [Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 23, 2000.]

(10.52) Second Amendment to Loan and Security Agreement dated as of June 23, 2000 by and among IGI, Inc., IGEN, Inc., ImmunoGenetics, Inc., Blood Cells, Inc. and Fleet Capital Corporation. [Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed July 23, 2000.]

(10.53) Termination Agreement dated December 10, 1998 between the Company and Glaxo Wellcome, Inc. [Incorporated by reference to Exhibit
         10.61 to the 1999 Form 10-K.]

(10.54) Asset Purchase Agreement dated as of June 19, 2000 by and between the Buyer and the Company [Incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A effective September 1, 2000].

(10.55) Amendment and Waiver to Loan and Security Agreement dated as of October 31, 2000 between Fleet Capital Corporation and the Company and its affiliates. [Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.]

(10.56) Letter Waiver dated November 9, 2000 between American Capital Strategies, Ltd. and the Company and its affiliates. [Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.]

(10.57) Separation Agreement and General Release dated September 1, 2000 between the Company and Paul Woitach. [Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.]

*(10.58) Certificate of Release and Termination of Contract dated as of March 1, 2001 between Genesis Pharmaceutical, Inc. and Tristrata Technology, Inc.

*(10.59) Manufacturing and Supply Agreement dated as of February 14, 2001 among IGI, Inc., IGEN, Inc., ImmunoGenetics, Inc. and Genesis Pharmaceutical, Inc.

*(10.60) Assignment of Trademark dated as of February 14, 2001 among IGI,
         Inc., IGEN, Inc, ImmunoGenetics, Inc. and Genesis Pharmaceutical,
         Inc.

*(10.61) Supply Agreement dated as of March 6, 2001 between Corwood
         Laboratory, Inc. and IGI, Inc.

*(10.62) License Agreement dated as of March 6, 2001 among IGI, Inc., IGEN,
         Inc., ImmunoGenetics, Inc. and its division EVSCO Pharmaceutical and Corwood Laboratory, Inc.

*(10.63) Employment Agreement between IGI, Inc. and Domenic N. Golato dated as of August 31, 2000.

(21)     List of Subsidiaries.

*(23.1)  Consent of KPMG LLP.

*(23.2)  Consent of PricewaterhouseCoopers LLP. Dated August 18, 2000