Form 10-Q
period 2001-03-31
IGI INC
filed 2001-05-11
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                       Commission File No.
-----------------                                       -------------------
 March 31, 2001                                              001-08568

                                  IGI, Inc.
                                  ---------
           (Exact name of registrant as specified in its charter)

            Delaware                                        01-0355758
            --------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

Wheat Road and Lincoln Avenue, Buena, NJ                      08310
----------------------------------------                      -----
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

                  Common Shares Outstanding at May 11, 2001

                                 11,077,731

ITEM 1.   Financial Statements

                       PART I   FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                          -----------------------
                                                            2001            2000
                                                            ----            ----

Revenues:
  Sales, net                                              $ 3,726         $ 4,471
  Licensing and royalty income                                382             789
                                                          -----------------------
      Total revenues                                        4,108           5,260

Cost and expenses:
  Cost of sales                                             2,088           2,301
  Selling, general and administrative expenses              1,274           1,950
  Product development and research expenses                   172             228
  Non-recurring charges                                       660               -
                                                          -----------------------
Operating profit (loss)                                       (86)            781
Interest expense                                              550           1,899
                                                          -----------------------

Loss from continuing operations before benefit for
 income taxes                                                (636)         (1,118)
Benefit for income taxes                                        -             296
                                                          -----------------------

Loss from continuing operations                              (636)           (822)
                                                          -----------------------

Discontinued operations:
  Loss from operations of discontinued business,
   net of tax                                                   -            (229)
  Gain on disposal of discontinued business                   268               -

Cumulative effect of accounting change                          -            (168)
                                                          -----------------------
Net loss                                                     (368)         (1,219)

Mark to market for detachable stock warrants                 (143)              -
                                                          -----------------------
Net loss attributable to common stock                     $  (511)        $(1,219)
                                                          =======================

Basic and Diluted Loss Per Common Share
  Continuing operations                                   $  (.07)        $  (.08)
  Discontinued operations                                     .02            (.02)
  Cumulative effect of accounting change                        -            (.02)
                                                          -----------------------
  Net loss attributable to common stock                   $  (.05)        $  (.12)
                                                          =======================

  Basic and diluted weighted average number of
   common shares outstanding                           10,403,140      10,126,899

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                               March 31, 2001
                                                                (unaudited)      December 31, 2000
                                                               --------------    -----------------
                                                                     (amounts in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                       $    54             $    69
  Restricted cash                                                     103                 102
  Accounts receivable, less allowance for doubtful accounts
   of $223 and $280 in 2001 and 2000, respectively                  1,630               2,482
  Licensing and royalty income receivable                             374                 413
  Inventories                                                       2,523               2,585
  Prepaid expenses and other current assets                           502                 140
                                                                 ----------------------------
      Total current assets                                          5,186               5,791
Investments                                                             3                   3
Property, plant and equipment, net                                  4,788               5,343
Deferred financing costs                                              786                 829
Other assets                                                          359                 421
                                                                 ----------------------------
      Total assets                                               $ 11,122            $ 12,387
                                                                 ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Revolving credit facility                                      $  1,342            $  2,401
  Current portion of long-term debt                                   483               7,384
  Accounts payable                                                  1,661               2,359
  Accrued payroll                                                     262                 106
  Accrued interest                                                    147                 254
  Other accrued expenses                                            1,693               1,728
  Income taxes payable                                                 13                  15
                                                                 ----------------------------
      Total current liabilities                                     5,601              14,247
Long-term debt, net of discount and current portion                 7,067                   -
Deferred income                                                       714                 223
                                                                 ----------------------------
      Total liabilities                                            13,382              14,470
                                                                 ----------------------------
Detachable stock warrants                                           1,335               1,192
                                                                 ----------------------------
Stockholders' deficit:
  Preferred stock $.01 par value, 1,000,000 shares
   authorized, none outstanding                                         -                   -
  Common stock $.01 par value, 50,000,000 shares authorized;
   10,577,731 and 10,343,073 shares issued in 2001 and 2000,
   respectively                                                       106                 104
  Additional paid-in capital                                       22,554              22,508
  Accumulated deficit                                             (25,361)            (24,993)
Less treasury stock, 66,698 shares at cost in 2001 and 2000          (894)               (894)
                                                                 ----------------------------
      Total stockholders' deficit                                  (3,595)             (3,275)
                                                                 ----------------------------
      Total liabilities and stockholders' deficit                $ 11,122            $ 12,387
                                                                 ============================

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       2001          2000
                                                                       ----          ----
                                                                     (amounts in thousands)

Cash flows from operating activities:
  Net loss                                                           $  (368)      $(1,046)
  Reconciliation of net loss to net cash (used by) provided
   by operating Activities:
    Depreciation and amortization                                        127           221
    Amortization of deferred financing costs and debt discount           145           184
    Non-recurring charges from plant shut-down                           567             -
    Provision for loss on accounts receivable and inventories           (194)         (104)
    Recognition of deferred income                                       (34)          (74)
    Benefit for deferred income taxes                                      -          (448)
    Accrued interest expense relating to put feature of warrants           -         1,073
    Interest expense related to subordinated note agreement               40             -
    Stock compensation expense:
      Non employee stock options                                           -            23
      Directors' stock issuance                                           28            36
  Changes in operating assets and liabilities:
    Restricted cash                                                       (1)            -
    Accounts receivable                                                  906          (171)
    Inventories                                                          100          (278)
    Receivables under royalty agreements                                  39          (174)
    Prepaid expenses and other assets                                   (327)           62
    Accounts payable and accrued expenses                               (532)       (1,103)
    Income taxes payable                                                  (2)           (5)
    Discontinued operations - working capital changes and
     non-cash charges                                                      -            55
    Deferred income                                                      525             -
    Short term notes payable, operating                                    -          (197)
                                                                     ---------------------

        Net cash (used by) provided by operating activities            1,019        (1,946)
                                                                     ---------------------

Cash flows from investing activities:
  Capital expenditures                                                   (20)         (137)
  (Increase) decrease in other assets                                     10           (40)
                                                                     ---------------------
        Net cash used by investing activities                            (10)         (177)
                                                                     ---------------------

Cash flows from financing activities:
  Borrowings under capital expenditures facility                           -           257
  Borrowings under revolving credit agreement                          5,263         9,741
  Repayments of revolving credit agreement                            (6,322)       (8,459)
  Proceeds from exercise of common stock options and
   purchase of common stock                                               35           120
  Change in book overdraft                                                 -           405
                                                                     ---------------------
        Net cash (used by) provided by financing activities           (1,024)        2,064
                                                                     ---------------------

Net decrease in cash and equivalents                                     (15)          (59)
Cash and equivalents at beginning of period                               69           416
                                                                     ---------------------
Cash and equivalents at end of period                                $    54       $   357
                                                                     =====================

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Basis of Presentation

The accompanying consolidated financial statements have been prepared by IGI, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K Annual Report").

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit as of March 31, 2001. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Discontinued Operations

On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, which produced and marketed poultry vaccines and related products. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. In March 2001, the Company negotiated a settlement of the escrow in the amount of approximately $237,000. In addition, the Company reduced an accrual by $31,000 for costs related to the sale. The Company's results reflect a $268,000 gain on the sale of the Vineland division for the three months ended March 31, 2001. The Vineland division incurred an operating loss of $229,000 for the three months ended March 31, 2000.

3.    Debt and Stock Warrants

On October 29, 1999, the Company entered into a $22 million senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation ("Fleet") and a $7 million subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, LTD. ("ACS"). These agreements enabled the Company to retire approximately $18.6 million of outstanding debt with its former bank lenders.

Upon the sale of the Vineland division in 2000, the amount of debt pursuant to the Senior Debt Agreement was reduced. The Senior Debt Agreement now provides for (i) a revolving line of credit facility of up to $5 million, based upon qualifying accounts receivable and inventory and (ii) a $2.7 million term loan. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25% (9% at March 31, 2001). The borrowings under the term loan credit facility bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75% (9.5% at March 31, 2001). Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Upon renegotiation of the covenants for the term loan, Fleet agreed to change the repayment terms, from quarterly to monthly payments starting February 2001. The payments for February to April were paid in April 2001. The Company will make principal payments to Fleet for the years ended December 31, 2001, 2002, 2003 and 2004 of $367,000, $492,000, $592,000, and $1,155,000, respectively.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2.25% which is payable at the Company's election in cash or the Company's Common Stock. As of March 31, 2001, the loan balance under the subordinated notes was $7,212,000, offset by an unamortized debt discount of $2,267,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000.

To secure all of its obligations under these agreements, the Company granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries. In addition, ACS has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owns any Common Stock or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. ACS has made such a designation, and the Company intends to implement it by action of the Board of Directors after the annual meeting of shareholders.

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

The debt agreements contain various affirmative and negative covenants, such as interest coverage and minimum fixed charge coverage ratios. The covenants under the debt agreements were further amended during 2000. Fleet and ACS had waived compliance with certain financial covenants through December 31, 2000. During the first quarter of 2001, the Company renegotiated the covenants with ACS and Fleet for 2001 and forward. As of March 31, 2001, the Company is in compliance with the new covenants.

The Company remains highly leveraged and access to additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in meeting its financial obligations, a default could result under the Company's loan agreements and any such default, if not resolved, could result in the lenders calling the outstanding loan amounts. The demand for repayment may lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. As of March 31, 2001, the Company had available borrowings under the revolving line of credit facility of $1,161,000.

4.    Common Stock to be Issued

      In March 2001, the Company agreed to sell 500,000 shares of common stock to an investor in exchange for $250,000. The cash was received in March 2001, but the shares were not issued until April 2001. At March 31, 2001, the $250,000 was included in accrued expenses.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

5.    Per Share Data

Per share data is computed based upon the weighted average number of shares of common stock, adjusted for the potential conversion of dilutive common stock equivalents. Given the Company's net loss, basic and diluted earnings per share data are equal for the three months ended March 31, 2001 and 2000.

6.    Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market.

Inventories at March 31, 2001 and December 31, 2000 consist of:

                                March 31, 2001      December 31, 2000
                                --------------      -----------------

(amounts in thousands)
Finished goods                      $1,831               $1,458
Raw materials                          692                1,127
                                    ---------------------------
Total                               $2,523               $2,585
                                    ===========================

7.    Regulatory Proceedings and Legal Proceedings

In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. On July 26, 2000, the Company reached an agreement in principle with the staff of the SEC to resolve matters arising with respect to the informal investigation of the Company. Under the proposed agreement, which will not be final until approved by the SEC, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the three years ended December 31,1997. Further, in the proposed agreement, the Company agrees to the entry of an order to cease and desist from any such violation in the future. No monetary penalty is expected.

The SEC's investigation and proposed settlement focus on alleged fraudulent actions taken by former members of the Company's management. Upon becoming aware of the alleged fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation, which led to the termination of employment of those responsible. IGI then cooperated fully with the staff of the SEC and disclosed to the SEC the results of the internal investigation.

In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite. The Company has responded to the July 5, 2000 FDA report and is currently preparing the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA will evaluate the Company's response and will determine the ultimate outcome of the FDA inspection. An unfavorable outcome could result in fines, penalties and the potential permanent or temporary halt of the sale of certain regulated products, any or all of which could have a material adverse effect on the Company. The FDA will return for a final inspection in June 2001.
In March 2001, the Company signed a supply agreement with an entity to outsource the manufacturing of products for the Companion Pet Products division, and ceased operations at the Companion Pet Products manufacturing facility.

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

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

The Company is cooperating with the authorities and does not expect to incur any material fines or penalties. The Company expensed $160,000 during 2000 (none of which was expensed in the three months ended March 31, 2000) which represents its estimate of the total cost related to the disposal and cleanup process.

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

On March 2, 2001, the Company became aware of a heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on information from the contractor, the Company has estimated the cost for the clean up and remediation of $310,000, of which $300,000 remains accrued as of March 31, 2001.

8.    Business Segments

Summary data related to the Company's reportable segments for the three-month periods ended March 31, 2001 and 2000 appear below:

                                     (amounts in thousands)
                      Companion      Consumer
                     Pet Products    Products    Corporate*    Consolidated
                     ------------    --------    ----------    ------------

2001
Revenues                $2,679        $1,429      $     -        $4,108
Operating profit
 (loss)                   (380)          927         (633)          (86)
2000
Revenues                $3,329        $1,931      $     -        $5,260
Operating profit
 (loss)                    652         1,247       (1,118)          781

*     Notes

(A) Unallocated corporate expenses are principally general and administrative expenses.
(B)   Transactions between reportable segments are not material.
(C) The amounts reported above for the three month period ending March 31, 2000 have been adjusted for the change in accounting as discussed in Footnote 10.

9.    Non-recurring charges

On March 2, 2001 the Company became aware of a potential heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities and hired a contractor to assess the exposure and required clean up. During the first quarter of 2001, the Company had reached a decision to outsource the manufacturing for this division. Due to the environmental situation noted above, the Company decided to accelerate the outsourcing process (originally anticipated to be completed by June 2001), and ceased operations at the Companion Pet Products manufacturing facility. On March 6, 2001, the Company signed a supply agreement with a company to manufacture the products for the Companion Pet Products division. On March 8, 2001, the Company terminated the employment of the manufacturing personnel at this facility.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

During the quarter ended March 31, 2001, the Company recorded non-recurring charges related to the plant shutdown of the Companion Pet Products manufacturing facility of $751,000 ($91,000 has been reflected as a component of cost of sales, with the remainder reflected as a single line item in the accompanying statement of operations). The composition and activity of the non-recurring charge is as follows (amounts in thousands):

                                                     Reduction of        Cash           Accrual at
Description                                Amount       assets       Expenditures     March 31,2001
-----------                                ------    ------------    ------------     -------------

Impairment of property and equipment        $314        $(314)          $  -              $  -
Environmental clean up costs                 310            -            (10)              300
Write off of inventory                        91          (91)             -                 -
Plant shutdown costs                          21          (11)           (10)                -
Severance                                     15            -             (6)                9
                                            --------------------------------------------------
                                            $751        $(416)          $(26)             $309
                                            ==================================================

10.   Recent Pronouncements

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Transactions."   This statement requires companies
to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. There was no impact on the Company's financial position, results of operations or liquidity upon the adoption of SFAS No. 133.

In December 2000, the Company assessed the impact of Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements"; in relationship with one of its royalty contracts and recorded a cumulative adjustment of $168,000 as of January 1, 2000. The cumulative adjustment related to the recognition of up-front license fees and installment payments over the estimated economic life of the agreement. The application of SAB 101 for the three months ended March 31, 2000 resulted in a $5,000 reduction in licensing and royalty income from that previously reported.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 2000 10-K Annual Report, that could cause actual results to differ materially from the Company's expectations. See "Factors Which May Affect Future Results" below and in the 2000 10-K Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

Results Of Operations

Three months ended March 31, 2001 compared to March 31, 2000

The Company had a net loss attributable to common stock of $511,000, or $.05 per share, for the three months ended March 31, 2001 compared to a net loss attributable to common stock of $1,219,000, or $.12 per share, for the first quarter ended March 31, 2000. Excluding the mark to market adjustment for detachable stock warrants, the Company had a net loss of $368,000 for the three months ended March 31, 2001 compared to a net loss of $1,219,000 for the first quarter ended March 31, 2000. The decrease in the net loss compared to prior year was primarily due to the gain of $268,000 on disposal of discontinued operations, lower operating expenses of $945,000 and a mark-to-market charge of $1,073,000 in 2000, related to the put warrants issued in conjunction with the American Capital Strategies, Ltd. subordinated notes. This was offset by a reduction in revenues in 2001 and non-recurring charges.

On March 2, 2001, the Company became aware of a heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and start the clean up. The Company had decided to outsource the manufacturing for this division during the first quarter of 2001. Due to the environmental situation noted above, the Company accelerated the outsourcing process and executed a supply agreement on March 6, 2001 and ceased operations at the manufacturing facility. In the three months ended March 31, 2001, the Company recorded $751,000 in expenses that related to the environmental clean up, the plant shutdown and impairment of related assets, as non-recurring charges ($91,000 of these charges have been reflected in cost of sales). Management anticipates savings related to the manufacturing process as a result of the outsourcing of production. Future quarterly results should reflect the benefits from outsourcing.

Total revenues for the quarter ended March 31, 2001 were $4,108,000, which represents a decrease of $1,152,000, or 22%, from revenues of $5,260,000 for the quarter ended March 31, 2000. The decrease in revenues was due to lower product sales for the Companion Pet Products division and lower consumer sales and licensing revenues in the Consumer Products division.

Companion Pet Products revenues for the quarter ended March 31, 2001 amounted to $2,679,000, a decrease of $650,000, or 20%, compared to quarter ended March 31, 2000. This decrease was primarily attributable to decreased product sales due to product recalls which occurred during last year's second quarter ending June 30, 2000, and the removal of the affected products from the product line.

Total Consumer Products revenues for the quarter ended March 31, 2001 decreased 26% to $1,429,000, compared to the quarter ended March 31, 2000 of $1,931,000. Licensing and royalty income of $382,000 for the quarter ended March 31, 2001 decreased by $407,000 compared to the first quarter in 2000 mainly from a reduction in one time research and development contracts and Johnson & Johnson royalty income. Product sales decreased by $95,000 primarily due to lower Estee Lauder sales.

As a percentage of sales, cost of sales increased from 51% in the quarter ended March 31, 2000 to 56% in the quarter ended March 31, 2001. The resulting decrease in gross profit from 49% in the quarter ended March 31, 2000 to 44% for the first quarter ended March 31, 2001 is primarily the result of unabsorbed manufacturing costs.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Companion Pet Products cost of sales as a percentage of sales, increased from 59% in the first quarter of 2000 to 67% in the first of quarter 2001. This increase was the result of unabsorbed manufacturing costs.

Consumer Products cost of sales as a percentage of sales, decreased from 31% in the first quarter of 2000 to 28% in the first quarter of 2001. This decrease was the result of lower labor and material costs.

Selling, general and administrative expenses decreased $676,000, or 35%, from $1,950,000 in the quarter ended March 31, 2000. As a percentage of revenues, these expenses were 37% of revenues in the first quarter of 2000 compared to 31% for the first quarter of 2001. Overall expenses decreased due to decreased professional fees, reduced staffing and additional cost saving measures implemented.

Product development and research expenses decreased $56,000, or 25%, compared to the quarter ended March 31, 2000. The decrease is principally related to the timing of expenditures.

During the quarter ended March 31, 2001, the Company recorded non-recurring charges totaling $751,000. Charges related to the manufacturing plant shut down and required outsourcing of production consisted of $314,000 for the impairment of property and equipment, $310,000 for environmental clean up and $36,000 for plant shutdown costs for a total of $660,000 reflected as a single line item on the accompanying statement of operations. A $91,000 charge has been reflected in cost of sales on the statement of operations related to the write off of inventory.

Interest expense decreased $1,349,000, or 71%, from $1,899,000 in the quarter ended March 31, 2000 to $550,000 in the quarter ended March 31, 2001. The decrease is a result of a charge of $1,073,000 in the first quarter of 2000 for a mark-to-market adjustment on warrants granted to ACS to purchase 1,907,543 shares of the Company's stock. The remaining decrease in interest was due to the reduction of outstanding debt and lower interest rates.

Liquidity and Capital Resources

The Senior Debt Agreement provides for (i) a revolving line of credit facility of up to $5 million, based upon qualifying accounts receivable and inventory, and (ii) a $2.7 million term loan. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25% (9% at March 31, 2001). The borrowings under the term loan credit facility bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75% (9.5% at March 31, 2001). Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet to sweep cash receipts from customers and pay down the revolving line of credit.
Drawdowns on the revolving line of credit are made when needed to fund operations. Upon renegotiation of the covenants for the term loan, Fleet agreed to change the repayment terms, from quarterly to monthly payments starting February 2001. The payments for February to April were paid in April 2001. The Company will make principal payments to Fleet for the years ended December 2001, 2002, 2003 and 2004 of $367,000, $492,000, $592,000 and
$1,155,000, respectively.

Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2.25% which is payable at the Company's election in cash or Company Common Stock. The additional interest component increased in the first quarter of 2001 upon renegotiation of the covenants. As of March 31, 2001, borrowings under the subordinated notes were $7,212,000, offset by an unamortized debt discount of $2,267,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

To secure all of its obligations under these agreements, the Company granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries. In addition, ACS has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owns any Common Stock or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. ACS has made such a designation, and the Company intends to implement it by action of the Board of Directors after the annual meeting of shareholders.

The debt agreements contain various affirmative and negative covenants, such as interest coverage and minimum fixed charge coverage ratios. The covenants under the debt agreements were further amended during 2000. Fleet and ACS had waived compliance with certain financial covenants through December 31, 2000. During the first quarter of 2001, the Company renegotiated the covenants with ACS and Fleet for 2001 and forward. As of March 31, 2001, the Company is in compliance with the new covenants.

The Company remains highly leveraged and access to additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in meeting its financial obligations, a default could result under the Company's loan agreements and any such default, if not resolved, could result in the lenders calling the outstanding loan amounts. The demand for repayment may lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. As of March 31, 2001, the Company had available borrowings under the revolving line of credit facility of $1,161,000.

Regulatory Proceeding and Legal Proceedings

In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. On July 26, 2000, the Company reached an agreement in principle with the staff of the SEC to resolve matters arising with respect to the informal investigation. Under the proposed agreement, which will not be final until approved by the SEC, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the three years ended December 31,1997. Further, in the proposed agreement, the Company agrees to the entry of an order to cease and desist from any such violation in the future. No monetary penalty is expected.

The SEC's investigation and proposed settlement focus on alleged fraudulent actions taken by former members of the Company's management. Upon becoming aware of the alleged fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation, which led to the termination of employment of those responsible. IGI then cooperated fully with the staff of the SEC and disclosed to the SEC the results of the internal investigation.

In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report includes several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite. The Company has responded to the July 5, 2000 FDA report and is currently preparing the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

will evaluate the Company's response and will determine the ultimate outcome of the FDA inspection. An unfavorable outcome could result in fines, penalties and the potential permanent or temporary halt of the sale of certain regulated products, any or all of which could have a material adverse effect on the Company. The FDA will return for a final inspection in June 2001. In March 2001, the Company signed a supply agreement with an entity to outsource the manufacturing of products for the Companion Pet Products division, and ceased operations at the Companion Pet Products manufacturing facility.

On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued a Notice of Violation relating to the storage of waste materials in a number of trailers at the site. The Company has established a disposal and cleanup schedule and has commenced operations to remove materials from the site. Small amounts of hazardous waste were discovered and the Company was issued a notice of violation relating to the storage of these materials.
The Company is cooperating with the authorities and does not expect to incur any material fines or penalties. The Company expensed $160,000 during 2000, which represents its estimate of the total cost related to the disposal and cleanup process.

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

On March 2, 2001, the Company became aware of a heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and start the clean up. The Company decided to outsource the manufacturing for this division during the first quarter of 2001. Due to the environmental situation noted above, the Company accelerated the outsourcing process and executed a supply agreement on March 6, 2001 and ceased operations at the manufacturing facility. On March 8, 2001, the Company terminated the employment of the manufacturing personnel at this facility.

Factors Which May Affect Future Results

Highly Leveraged and Debt Covenant Compliance

The Company remains very highly leveraged and subject to restrictive covenants and restraints which are contained in its senior debt and subordinate debt agreements. The debt agreements contain various affirmative and negative covenants, such as interest coverage and minimum fixed charge coverage ratios. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. As a result, fluctuations in monthly performance can create constraints in available borrowings. The financial covenants are dependent upon continued improved operating results. The Company believes that it can achieve the requisite financial performance; however, there can be no assurance that the Company will be successful. If the Company is not successful in meeting its financial covenants it could result in a default under its loan agreements and any such default, not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors.

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

Income Taxes

The Company has provided a full valuation allowance on its deferred tax assets consisting primarily of net operating losses, because of uncertainty regarding its realizability. The minimum level of future taxable income necessary to realize the Company's gross deferred tax assets at March 31, 2001, is approximately $28.7 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its gross deferred tax assets. Federal net operating loss carryforwards expire through 2020. Significant components expire in 2007 (16%), 2018 (23%), 2019 (11%) and 2020 (42%). Also federal research credits expire in varying amounts through the year 2020.

                         IGI, INC. AND SUBSIDIARIES

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's Senior Debt Agreement with Fleet includes a revolving line of credit facility and a term loan. Borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. Borrowings under the term loan bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. Both the prime rate and the London Interbank Offered Rate are subject to fluctuations which cannot be predicted. Based upon the aggregate amount outstanding under these two facilities as of March 31, 2001, a 100 basis point change in the prime rate or the London Interbank Offered Rate would result in a change in annual interest charges to the Company of approximately $40,000 on an annual basis.

Under the Company's Subordinated Debt Agreement with ACS, as amended, ACS has been granted warrants to purchase 1,907,543 shares of the Company's Common Stock. The terms associated with the warrants include a "make-whole" feature that requires the Company to compensate ACS, either in Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of the Common Stock obtained upon exercise of the warrants that are less than the fair value of the Common Stock upon the notice of exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. ACS must use reasonable efforts to sell or place its shares in the market place over a 180-day period before it can invoke the make-whole provision. Once ACS has provided notice of its intent to sell, subsequent changes in the market value of the Company's Common Stock will affect the Company's obligation to compensate ACS under the make-whole provision in cash or shares of Common Stock. Because ACS has neither exercised the warrants nor issued notice of its intent to sell, the Company's exposure under this provision cannot be predicted at this time.

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

The SEC's investigation and settlement focus on fraudulent actions taken by former members of the Company's management. Upon becoming aware of the fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation which led to the termination of employment of those responsible. IGI then cooperated fully with the staff of the SEC and disclosed to the Commission the results of the internal investigation.

                         IGI, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IGI, Inc.
                                       (Registrant)

Date:   May 11, 2001                   By:  /s/John Ambrose
                                            -------------------------------
                                            John Ambrose
                                            President and Chief Executive
                                            Officer

Date:   May 11, 2001                   By:  /s/Domenic Golato
                                            -------------------------------
                                            Domenic Golato
                                            Senior Vice President and Chief
                                            Financial Officer