Form 10-Q
period 2001-06-30
IGI INC
filed 2001-08-14
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                       Commission File No.
-----------------                                       -------------------
June 30, 2001                                                001-08568


                                  IGI, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Delaware                                         01-0355758
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Wheat Road and Lincoln Avenue, Buena, NJ                       08310
----------------------------------------                     ----------
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

                            Yes  [X]      No  [ ]

The number of shares outstanding of the issuer's class of common stock, as of the latest practicable date:

                 Common Shares Outstanding at August 6, 2001

                                 11,187,733

ITEM 1.    Financial Statements

                       PART I    FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)


                                                    Three months ended June 30,    Six months ended June 30,
                                                    ---------------------------    -------------------------
                                                       2001            2000          2001           2000
                                                       ----            ----          ----           ----

Revenues:
  Sales, net                                        $    4,079      $    4,491    $    7,805     $    8,962
  Licensing and royalty income                             177             712           559          1,501
                                                    -------------------------------------------------------
      Total revenues                                     4,256           5,203         8,364         10,463

Cost and expenses:
  Cost of sales                                          2,081           3,241         4,169          5,542
  Selling, general and administrative expenses           1,299           1,842         2,573          3,792
  Product development and research expenses                138             229           310            457
  Non-recurring charges                                    (81)              -           579              -
                                                    -------------------------------------------------------
Operating profit (loss)                                    819            (109)          733            672
Interest expense (income)                                  526            (564)        1,076          1,335
                                                    -------------------------------------------------------

Profit (loss) from continuing operations
 before income taxes                                       293             455          (343)          (663)
Benefit (provision) for income taxes                       (15)            140           (15)           436
                                                    -------------------------------------------------------

Profit (loss) from continuing operations                   278             595          (358)          (227)
                                                    -------------------------------------------------------

Discontinued operations:
  Loss from operations of discontinued business,
   net of tax                                                -             (90)            -           (319)
  Gain on disposal of discontinued business                 15               -           283              -

Cumulative effect of accounting change                       -               -             -           (168)
                                                    -------------------------------------------------------
Net profit (loss)                                          293             505           (75)          (714)

Mark to market for detachable stock warrants               247               -           104              -
                                                    -------------------------------------------------------
Net profit (loss) attributable to common stock      $      540      $      505    $       29     $     (714)
                                                    =======================================================

Basic Net Profit (Loss) Per Common Share
  Continuing operations                             $      .05      $      .06    $     (.02)    $     (.02)
  Discontinued operations                                    -            (.01)          .02           (.03)
  Cumulative effect of accounting change                     -               -             -           (.02)
                                                    -------------------------------------------------------
  Net profit (loss) attributable to common stock    $      .05      $      .05    $        -     $     (.07)
                                                    =======================================================

Diluted Net Profit (Loss) Per Common Share
  Continuing operations                             $      .04      $      .05    $     (.02)    $     (.02)
  Discontinued operations                                    -            (.01)          .02           (.03)
  Cumulative effect of accounting change                     -               -             -           (.02)
                                                    -------------------------------------------------------
  Net profit (loss) attributable to common stock    $      .04      $      .04    $        -     $     (.07)
                                                    =======================================================

Weighted average common stock and common stock
 equivalents outstanding
Basic                                               11,012,821      10,181,873    10,708,678     10,154,386
Diluted                                             12,932,028      12,232,181    10,708,678     10,154,386

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)


                                                               June 30, 2001    December 31, 2000
                                                               -------------    -----------------
                                                                (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                       $     70            $     69
  Restricted cash                                                      104                 102
  Accounts receivable, less allowance for doubtful accounts
   of $144 and $280 in 2001 and 2000, respectively                   2,370               2,482
  Licensing and royalty income receivable                              266                 413
  Inventories                                                        2,830               2,585
  Prepaid expenses and other current assets                            358                 140
                                                                  ----------------------------
      Total current assets                                           5,998               5,791
Investments                                                              -                   3
Property, plant and equipment, net                                   4,731               5,343
Deferred financing costs                                               744                 829
Other assets                                                           365                 421
                                                                  ----------------------------
      Total assets                                                $ 11,838            $ 12,387
                                                                  ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Revolving credit facility                                       $  2,488            $  2,401
  Current portion of long-term debt                                    442               7,384
  Accounts payable                                                   1,767               2,359
  Accrued payroll                                                      181                 106
  Accrued interest                                                     145                 254
  Other accrued expenses                                               803               1,728
  Income taxes payable                                                  13                  15
                                                                  ----------------------------
      Total current liabilities                                      5,839              14,247
Long-term debt, net of discount and current portion                  6,933                   -
Deferred income                                                        678                 223
                                                                  ----------------------------
      Total liabilities                                             13,450              14,470
                                                                  ----------------------------
Detachable stock warrants                                            1,088               1,192
                                                                  ----------------------------

Stockholders' deficit:
  Preferred stock $.01 par value, 1,000,000 authorized,
   None outstanding                                                      -                   -
  Common stock $.01 par value, 50,000,000 shares authorized;
   11,187,733 and 10,343,073 shares issued in 2001 and 2000,
   respectively                                                        111                 104
  Additional paid-in capital                                        22,257              22,508
  Accumulated deficit                                              (25,068)            (24,993)
Less treasury stock, 0 and 66,698 shares at cost
 in 2001 and 2000, respectively                                          -                (894)
                                                                  ----------------------------
      Total stockholders' deficit                                   (2,700)             (3,275)
                                                                  ----------------------------
      Total liabilities and stockholders' deficit                 $ 11,838            $ 12,387
                                                                  ============================


The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)


                                                                  Six months ended June 30,
                                                                  -------------------------
                                                                      2001         2000
                                                                      ----         ----

Cash flows from operating activities:
  Net loss                                                          $   (75)    $  (714)
  Reconciliation of net loss to net cash used
   by operating activities:
    Depreciation and amortization                                       232         414
    Amortization of deferred financing costs and debt discount          288         112
    Non-recurring charges resulting from plant shutdown                 335           -
    Provision for loss on accounts receivable and inventories           159         556
    Recognition of deferred revenue                                     (67)       (148)
    Benefit for deferred income taxes                                     -        (595)
    Interest expense relating to put feature of warrants                  -        (154)
    Interest expense related to subordinated debt agreements             81           -
    Stock compensation expense:
      Non employee stock options                                          -          36
      Directors' stock issuance                                          49          50
  Changes in operating assets and liabilities:
    Restricted cash                                                      (2)          -
    Accounts receivable                                                 129        (404)
    Inventories                                                        (523)       (522)
    Receivables under royalty agreements                                147        (110)
    Prepaid and other assets                                           (100)        344
    Accounts payable and accrued expenses                            (1,354)        121
    Income taxes payable                                                 (2)         (5)
    Short-term notes payable, operating                                   -        (329)
    Deferred revenue                                                    525           -
    Discontinued operations                                               -        (318)
                                                                    -------------------
        Net cash used by operating activities:                         (178)     (1,666)
                                                                    -------------------

Cash flows from investing activities:
  Capital expenditures                                                  (53)       (207)
  Increase in other assets                                              (12)       (133)
  Proceeds from sale of property, plant and equipment                   150           -
                                                                    -------------------
        Net cash provided (used) by investing activities                 85        (340)
                                                                    -------------------

Cash flows from financing activities:
  Borrowings under capital expenditures facility                          -         257
  Borrowings under revolving credit agreement                        10,274      17,800
  Repayments of revolving credit agreement                          (10,187)    (16,144)
  Repayment of debt                                                    (317)          -
  Proceeds from exercise of common stock options and
   purchase of common stock                                              74         120
  Proceeds from exercise of common stock under stock
   Subscription agreement                                               250           -
                                                                    -------------------
        Net cash provided by financing activities                        94       2,033
                                                                    -------------------

Net decrease in cash and equivalents                                      1          27
Cash and equivalents at beginning of period                              69         416
                                                                    -------------------
Cash and equivalents at end of period                               $    70    $    443
                                                                    ===================

Supplemental cash flow information
  Cash payments for interest                                        $   780    $  1,335
  Cash payments for taxes                                                21           5
Noncash investing activities:
  Mark to market adjustment on warrants                             $   104    $      -
  Issuance of common stock in satisfaction of accrued expenses          222         163


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit as of June 30, 2001. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Discontinued Operations

On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, which produced and marketed poultry vaccines and related products. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. In March 2001, the Company negotiated a resolution and received approximately $237,000 of the escrowed funds. In addition, the Company reduced an accrual by $46,000 for costs related to the sale. The Company's results reflect a $283,000 gain on the sale of the Vineland division for the six months ended June 30, 2001. The Vineland division incurred an operating loss of $319,000 for the six months ended June 30, 2000.

3.    Debt and Stock Warrants

On October 29, 1999, the Company entered into a $22,000,000 senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation ("Fleet") and a $7,000,000 subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, LTD. ("ACS"). These agreements enabled the Company to retire approximately $18,600,000 of outstanding debt with its former bank lenders.

Upon the sale of the Vineland division in 2000, the amount of debt pursuant to the Senior Debt Agreement was reduced. The Senior Debt Agreement now provides for (i) a revolving line of credit facility of up to $5,000,000, based upon qualifying accounts receivable and inventory and (ii) a $2,700,000 term loan. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25% (7.75% at June 30, 2001). The borrowings under the term loan credit facility bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75% (8.25% at June 30, 2001). Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Upon renegotiation of the covenants for the term loan, Fleet agreed to change the repayment terms, from quarterly to monthly payments starting February 2001. The payments for February to April were paid in April 2001. The Company will make principal payments to Fleet for the years ended December 31, 2001, 2002, 2003 and 2004 of $367,000, $492,000, $592,000, and $1,155,000, respectively.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2.25% which is payable at the Company's election in cash or the Company's Common Stock. As of June 30, 2001, the loan balance under the subordinated notes was $7,253,000, offset by an unamortized debt discount of $2,166,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement, the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000.

To secure all of its obligations under these agreements, the Company granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries. In addition, ACS has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owns any Common Stock or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. ACS designated their member to the Board of Directors at the May 16, 2001 annual meeting of shareholders.

On April 12, 2000, ACS amended its Subordinated Debt Agreement with the Company whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's Common Stock was replaced by a "make-whole" feature. The "make-whole" feature requires the Company to compensate ACS, in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of the Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average market value prior to notice of intent to sell. ACS must exercise reasonable efforts to sell or place its shares in the marketplace over a 180-day period before it can invoke the make-whole provision.

The debt agreements contain various affirmative and negative covenants, such as interest coverage and minimum fixed charge coverage ratios. The covenants under the debt agreements were further amended during 2000. Fleet and ACS had waived compliance with certain financial covenants through December 31, 2000. During the first quarter of 2001, the Company renegotiated the covenants with ACS and Fleet for 2001 and forward. As of June 30, 2001, the Company is in compliance with the new covenants.

The Company remains highly leveraged and access to additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in meeting its financial obligations, a default could result under the Company's debt agreements and any such default, if not resolved, could result in the lenders calling the outstanding loan amounts and exercising other rights available to them. The default may lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. As of June 30, 2001, the Company had available borrowings under the revolving line of credit facility of $1,021,000.

4.    Common Stock Issued

      In March 2001, the Company agreed to sell 500,000 shares of common stock to an outside investor in exchange for $250,000. The cash was received in March 2001, and the shares were issued in April 2001.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

5.    Per Share Data

Basic net profit (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net profit
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. The following table sets forth the reconciliation between the weighted average shares outstanding for basic and diluted net profit (loss) per share computations:


                                 Three months     Three months       Six months       Six months
                                     ended            ended            ended            ended
                                 June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                 -------------    -------------    -------------    -------------

Weighted average shares
 outstanding - basic              11,012,821       10,181,873      10,708,678        10,154,386
Effect of dilutive securities
 options and warrants              1,919,207        2,050,308               -                 -
                                  -------------------------------------------------------------
Weighted average shares
outstanding - diluted             12,932,028       12,232,181      10,708,678        10,154,386
                                  =============================================================

6.    Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market.

Inventories at June 30, 2001 and December 31, 2000 consist of:


                            June 30, 2001    December 31, 2000
                            -------------    -----------------
                                  (amounts in thousands)

Finished goods                  $1,928             $1,458

Raw materials                      902              1,127
                                -------------------------
Total                           $2,830             $2,585
                                =========================


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

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report included several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor, and permanently stopped production and sale of Cerumite on June 1, 2000 and Cardoxin on September 8, 2000. The Company has responded to the July 5, 2000 FDA report and has recently prepared the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA is evaluating the Company's response to determine the ultimate outcome of the FDA inspection. An unfavorable outcome could result in fines, penalties and the potential permanent or temporary halt of the sale of certain regulated products, any or all of which could have a material adverse effect on the Company. The FDA returned for a final inspection in June 2001 and the Company is awaiting their final determination letter. In March 2001, the Company signed a supply agreement to outsource the manufacturing of products for the Companion Pet Products division, and ceased operations at the Companion Pet Products manufacturing facility.

On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued a Notice of Violation relating to the storage of waste materials in a number of trailers at the site. The Company has established a disposal and cleanup schedule and has completed the removal of materials from the site. Small amounts of hazardous waste were discovered and the Company was issued a notice of violation relating to the storage of these materials.

The Company is cooperating with the authorities and does not expect to incur any material fines or penalties. The Company expensed $160,000 during 2000 (all of which was expensed in the six months ended June 30, 2000) which represented the total cost related to the disposal and cleanup process.

On or around, May 17, 2000, the Company became aware of a spill at its Vineland manufacturing facility of about 965 gallons of heating oil. By May 26, 2000 the Company had completed remediation of the soil and nearby creek that were affected by the heating oil spill. To assure that the nearby groundwater was not contaminated by the spill, the Company's environmental consultants advised the Company to drill a test well. The well was drilled and the analytical results found no actionable contamination of groundwater. The Company has expensed all costs related to the remediation and the drilling of the test well.

On March 2, 2001, the Company became aware of a heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on information from the contractor, the Company has estimated the cost for the clean up and remediation of $310,000, of which $192,000 remains accrued as of June 30, 2001.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

8.    Business Segments

Summary data related to the Company's reportable segments for the three and six-month periods ended June 30, 2001 and 2000 appear below:


                                               (amounts in thousands)
                                 Companion     Consumer
                               Pet Products    Products    Corporate*    Consolidated
                               ------------    --------    ----------    ------------

Three months ended June 30:
2001
Revenues                          $3,054        $1,202      $     -         $ 4,256
Operating profit (loss)              672           797         (650)            819

2000
Revenues                           3,374         1,829            -           5,203
Operating profit (loss)              (79)        1,162       (1,192)           (109)

Six months ended June 30:
2001
Revenues                           5,733         2,631            -           8,364
Operating profit (loss)              292         1,724       (1,283)            733

2000
Revenues                           6,703         3,760            -          10,463
Operating profit (loss)              573         2,409       (2,310)            672

*     Notes:

(A) Unallocated corporate expenses are principally general and administrative expenses.
(B)   Transactions between reportable segments are not material.
(C) The amounts reported above for the three and six month periods ending June 30, 2000 have been adjusted for the change in accounting as discussed in Footnote 10.

9.    Non-recurring Charges

On March 2, 2001 the Company became aware of a heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities and hired a contractor to assess the exposure and required clean up. During the first quarter of 2001, the Company had reached a decision to outsource the manufacturing for this division. Due to the environmental situation noted above, the Company decided to accelerate the outsourcing process (originally anticipated to be completed by June 2001), and ceased operations at the Companion Pet Products manufacturing facility. On March 6, 2001, the Company signed a supply agreement with a company to manufacture the products for the Companion Pet Products division. On March 8, 2001, the Company terminated the employment of the manufacturing personnel at this facility.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

During the six months ended June 30, 2001, the Company recorded non-recurring charges related to the plant shutdown of the Companion Pet Products manufacturing facility of $751,000 offset by a grant from the State of New Jersey for $81,000 for a net of $670,000 ($91,000 has been reflected as a component of cost of sales, with the remainder reflected as a single line item in the accompanying statement of operations). The composition and activity of the non-recurring charge is as follows (amounts in thousands):


                                                  Reduction of        Cash        Net accrual at
Description                             Amount       assets       Expenditures    June 30, 2001
-----------                             ------    ------------    ------------    --------------

Impairment of property and equipment    $314         $(314)          $   -             $  -
Environmental clean up costs,
 net of State grant                      229             -            (118)             111
Write off of inventory                    91           (91)              -                -
Plant shutdown costs                      21           (11)            (10)               -
Severance                                 15             -             (15)               -
                                        ---------------------------------------------------
                                        $670         $(416)          $(143)            $111
                                        ===================================================


The Company applied to the New Jersey Economic and Development Authority (NJEDA) and the New Jersey Department of Environmental Protection (NJDEP) for a grant and loan to fund the remediation costs of the oil leak. On June 26, 2001, the Company was awarded a $81,000 grant and a $246,000 loan. The $81,000 grant has been reflected in other current assets at June 30, 2001. The loan, which requires monthly principal payments, is for a term of ten years at a rate of interest of the Federal Discount rate at the date of the closing with a floor of 5%. The Company anticipates funding of the grant and loan to occur during the third and fourth quarters of 2001.

10.   Recent Pronouncements

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Transactions." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. There was no impact on the Company's financial position, results of operations or liquidity upon the adoption of SFAS No. 133.

In December 2000, the Company assessed the impact of Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements," in relationship with one of its royalty contracts and recorded a cumulative adjustment of $168,000 as of January 1, 2000. The cumulative adjustment related to the recognition of up-front license fees and installment payments over the estimated economic life of the agreement. The application of SAB 101 for the six months ended June 30, 2000 resulted in a $10,000 reduction in licensing and royalty income from that previously reported.

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

Results Of Operations

Three months ended June 30, 2001 compared to June 30, 2000

The Company had a net profit attributable to common stock of $540,000, or $.04 per diluted share, for the three months ended June 30, 2001 compared to a net profit attributable to common stock of $505,000, or $.04 per diluted share, for the quarter ended June 30, 2000. Excluding the mark-to-market adjustment for detachable stock warrants, the Company had a net profit of $293,000 for the three months ended June 30, 2001 compared to a net profit of $505,000 for the quarter ended June 30, 2000. The decrease in the net profit compared to prior year was primarily due to lower revenues of $947,000 and a mark-to-market credit of $1,431,000 in 2000, (reflected as a reduction of interest expense) related to the put warrants issued in conjunction with the American Capital Strategies, Ltd. (ACS) subordinated notes. This was offset by lower operating expenses of $1,794,000.

On March 2, 2001, the Company became aware of a heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and start the clean up. The Company had previously decided to outsource the manufacturing for this division during the first quarter of 2001. Due to the environmental situation noted above, the Company accelerated the outsourcing process and executed a supply agreement on March 6, 2001 and ceased operations at the manufacturing facility. During the six months ended June 30, 2001, the Company recorded non-recurring charges related to the plant shutdown of the Companion Pet Products manufacturing facility of $751,000 offset by a grant from the State of New Jersey for $81,000 for a net of $670,000 ($91,000 has been reflected as a component of cost of sales, with the remainder reflected as a single line item in the accompanying statement of operations).

Total revenues for the quarter ended June 30, 2001 were $4,256,000, which represents a decrease of $947,000, or 18%, from revenues of $5,203,000 for the quarter ended June 30, 2000. The decrease in revenues was due to lower product sales for the Companion Pet Products division and lower product sales and licensing revenues in the Consumer Products division.

Companion Pet Products revenues for the quarter ended June 30, 2001 amounted to $3,054,000, a decrease of $320,000, or 9%, compared to the quarter ended June 30, 2000. This decrease was primarily attributable to product recalls which occurred during last year's second quarter ended June 30, 2000, and the removal of the affected products from the product line.

Total Consumer Product revenues for the quarter ended June 30, 2001 decreased 34% to $1,202,000, compared to the quarter ended June 30, 2000 of $1,829,000. Licensing and royalty income of $177,000 for the quarter ended June 30, 2001 decreased by $535,000 compared to the second quarter in 2000 mainly from a reduction in Johnson & Johnson royalty income of $461,000. Product sales decreased by $92,000 primarily due to lower sales to Estee Lauder.

Cost of sales, as a percentage of product sales, decreased from 72% for the quarter ended June 30, 2000 to 51% for the quarter ended June 30, 2001. The resulting increase in gross profit from 28% for the quarter ended June 30, 2000 to 49% for the quarter ended June 30, 2001 is primarily the result of the write-off of two

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

recalled pet products, consulting and other related costs for Companion Pet Products manufacturing documentation, and procedural and regulatory compliance issues in 2000 and savings from outsourcing in 2001. In addition, there were lower labor and material costs in the Consumer division that increased gross profit in the current quarter.

Cost of sales for Companion Pet Products as a percent of revenue decreased from 84% for the second quarter of 2000 to 60% for the second of quarter 2001. This decrease was the result of the write-off of the previously noted consulting and other related costs for Companion Pet Products documentation, procedural and regulatory compliance issues in 2000 and savings from outsourcing in 2001.

Cost of sales for Consumer Products as a percent of revenue decreased from 36% for the second quarter of 2000 to 23% for the second quarter of 2001. This decrease was the result of lower labor and material costs.

Selling, general and administrative expenses decreased $543,000, or 29%, from $1,842,000 for the quarter ended June 30, 2000. As a percentage of revenues, these expenses were 35% of revenues for the second quarter of 2000 compared to 31% for the second quarter of 2001. Overall expenses decreased due to lower professional fees, reduced staffing and additional cost saving measures that were implemented.

Product development and research expenses decreased $91,000, or 40%, compared to the quarter ended June 30, 2000. The decrease is principally related to the departure from the Company of the head of Research and Development. The Company is searching for a replacement.

During the quarter ended June 30, 2001, the Company recorded a non-recurring credit totaling $81,000. This credit is related to a grant from the State of New Jersey for the environmental clean up related to the oil spill.

Interest expense increased $1,090,000, or 193%, from ($564,000) for the quarter ended June 30, 2000 to $526,000 for the quarter ended June 30, 2001. The increase is a result of a credit of $1,431,000 in the second quarter of 2000 for a mark-to-market adjustment on warrants granted to ACS to purchase 1,907,543 shares of the Company's stock. The remaining decrease of interest was due to the reduction of outstanding debt and lower interest rates. Beginning in the first quarter of 2001, the mark-to-market adjustment was recorded through additional paid in capital.

Results Of Operations

Six months ended June 30, 2001 compared to June 30, 2000

The Company had a net profit attributable to common stock of $29,000, or $.00 per diluted share, for the six months ended June 30, 2001 compared to a net loss attributable to common stock of $714,000, or ($.07) per diluted share, for the six months ended June 30, 2000. Excluding the mark-to-market adjustment for the detachable stock warrants, the Company had a net loss of $75,000 for the six months ended June 30, 2001 compared to a net loss of $714,000 for the six months ended June 30, 2000. The decrease in the net loss compared to prior year was primarily due to the gain of $283,000 on disposal of discontinued operations, lower operating expenses of $2,739,000 and a loss from discontinued operations of $319,000 in the first six months of 2000. This was offset by a reduction in revenues in 2001 and non-recurring charges.

On March 2, 2001, the Company became aware of a heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and start the clean up. The Company had previously decided to outsource the manufacturing for this division during the first quarter of 2001. Due to the environmental situation noted above, the Company accelerated the outsourcing process and executed a supply agreement on March 6, 2001 and ceased operations at the manufacturing facility. During the six months ended June 30, 2001, the Company recorded non-recurring charges related to the plant shutdown of the Companion Pet Products manufacturing facility of $751,000 offset by a grant from the State of

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

New Jersey for $81,000 for a net of $670,000 ($91,000 has been reflected as a component of cost of sales, with the remainder reflected as a single line item in the accompanying statement of operations).

Total revenues for the six months ended June 30, 2001 were $8,364,000, which represents a decrease of $2,099,000, or 20%, from revenues of $10,463,000 for the six months ended June 30, 2000. The decrease in revenues was due to lower product sales for the Companion Pet Products division and lower consumer product sales and licensing revenues in the Consumer Products division. Companion Pet Products revenues for the six months ended June 30, 2001 amounted to $5,733,000, a decrease of $970,000, or 14%, compared to the six months ended June 30, 2000. This decrease was primarily attributable to product recalls which occurred during last year's second quarter ended June 30, 2000, and the removal of the affected products from the product line.

Total Consumer Product revenues for the six months ended June 30, 2001 decreased 30% to $2,631,000, compared to the six months ended June 30, 2000 of $3,760,000. Licensing and royalty income of $559,000 for the six months ended June 30, 2001 decreased by $942,000 compared to the first six months in 2000 mainly from a reduction in one time research and development contracts and Johnson & Johnson royalty income. Product sales decreased by $187,000 primarily due to lower Estee Lauder sales.

Cost of sales, as a percentage of product sales, decreased from 62% for the six months ended June 30, 2000 to 53% for the six months ended June 30, 2001. The resulting increase in gross profit from 38% for the six months ended June 30, 2000 to 47% for the six months ended June 30, 2001 is primarily the result of the write-off of two recalled pet products, consulting and other related costs for Companion Pet Products manufacturing documentation, and procedural and regulatory compliance issues that occurred in 2000 and savings from outsourcing in 2001.

Cost of sales for Companion Pet Products as a percent of revenue decreased from 71% for the six months of 2000 to 64% for the six months 2001. This decrease was primarily the result of the write-off of Liquichlor product, consulting and other related costs for Companion Pet Products documentation, and procedural and regulatory compliance issues in 2000 and savings from outsourcing in 2001.

Cost of sales for Consumer Products as a percent of revenue decreased from 33% for the first six months of 2000 to 26% for the first six months of 2001. This decrease was primarily the result of lower labor and material costs.

Selling, general and administrative expenses decreased $1,219,000, or 32%, from $3,792,000 for the six months ended June 30, 2000. As a percentage of revenues, these expenses were 36% of revenues for the first six months of 2000 compared to 31% for the first six months of 2001. Overall expenses decreased due to decreased professional fees, reduced staffing and additional cost saving measures that were implemented.

Product development and research expenses decreased $147,000, or 32%, compared to the six months ended June 30, 2000. The decrease is principally related to the departure from the Company of the head of Research and Development. The Company is searching for a replacement.

Interest expense decreased $259,000, or 19%, from $1,335,000 for the six months ended June 30, 2000 to $1,076,000 for the six months ended June 30, 2001. The decrease was a result of a net adjustment amounting to $358,000 in the first six months of 2000 related to the mark-to-market adjustment on warrants granted to ACS to purchase 1,907,543 shares of the Company's stock. The remaining decrease in interest was due to the reduction of outstanding debt and lower interest rates.

Liquidity and Capital Resources
-------------------------------

The Senior Debt Agreement provides for (i) a revolving line of credit facility of up to $5,000,000, based upon qualifying accounts receivable and inventory, and (ii) a $2,700,000 term loan. The borrowings under the

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25% (7.75% at June 30, 2001). The borrowings under the term loan credit facility bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75% (8.25% at June 30, 2001). Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Upon renegotiation of the covenants for the term loan, Fleet agreed to change the repayment terms, from quarterly to monthly payments starting February 2001. The payments for February to April were paid in April 2001. The Company is obligated to make principal payments to Fleet for the years ended December 2001, 2002, 2003 and 2004 of $367,000, $492,000, $592,000 and
$1,155,000, respectively.

Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2.25% which is payable at the Company's election in cash or Company Common Stock. The additional interest component increased in the first quarter of 2001 upon renegotiation of the covenants. As of June 30, 2001, borrowings under the subordinated notes were $7,253,000, offset by an unamortized debt discount of $2,166,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement, the Company issued to the lender warrants to purchase 1,907,543 shares of IGI common stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000.

To secure all of its obligations under these agreements, the Company granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries. In addition, ACS has the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company common stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company common stock on a fully-diluted basis, provided that so long as it owns any common stock or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. ACS has made such a designation, and the Company implemented it by action of the Board of Directors after the May 16, 2001 annual meeting of shareholders.

The debt agreements contain various affirmative and negative covenants, such as interest coverage and minimum fixed charge coverage ratios. The covenants under the debt agreements were further amended during 2000. Fleet and ACS had waived compliance with certain financial covenants through December 31, 2000. During the first quarter of 2001, the Company renegotiated the covenants with ACS and Fleet for 2001 and forward. As of June 30, 2001, the Company is in compliance with the new covenants.

The Company applied to the New Jersey Economic and Development Authority (NJEDA) and the New Jersey Department of Environmental Protection (NJDEP) for a grant and loan to fund the remediation costs of the oil leak. On June 26, 2001, the Company was awarded a $81,000 grant and a $246,000 loan. The loan, which requires monthly principal payments, is for a term of ten years at a rate of interest of the Federal Discount rate at the date of the closing with a floor of 5%. The Company anticipates funding of the grant and loan to occur during the third and fourth quarters of 2001.

The Company remains highly leveraged and access to additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in meeting its financial obligations, a default could result under the Company's debt agreements and any such default, if not resolved, could result in the lenders calling the outstanding loan amounts and exercising other rights available to them. The default may lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. As of June 30, 2001, the Company had available borrowings under the revolving line of credit facility of $1,021,000.

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

In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report included several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor, and permanently stopped production and sale of Cerumite on June 1, 2000 and Cardoxin on September 8, 2000. The Company has responded to the July 5, 2000 FDA report and has recently prepared the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA is evaluating the Company's response to determine the ultimate outcome of the FDA inspection. An unfavorable outcome could result in fines, penalties and the potential permanent or temporary halt of the sale of certain regulated products, any or all of which could have a material adverse effect on the Company. The FDA returned for a final inspection in June 2001 and the Company is awaiting their final determination letter. In March 2001, the Company signed a supply agreement with an entity to outsource the manufacturing of products for the Companion Pet Products division, and ceased operations at the Companion Pet Products manufacturing facility.

On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued a Notice of Violation relating to the storage of waste materials in a number of trailers at the site. The Company has established a disposal and cleanup schedule and has commenced operations to remove materials from the site. Small amounts of hazardous waste were discovered and the Company was issued a notice of violation relating to the storage of these materials. The Company is cooperating with the authorities and does not expect to incur any material fines or penalties. The Company expensed $160,000 during the second quarter of 2000, which represented the total cost related to the disposal and cleanup process.

On or around, May 17, 2000, the Company became aware of a spill at its Vineland manufacturing facility of about 965 gallons of heating oil. By May 26, 2000 the Company had completed remediation of the soil and nearby creek that were affected by the heating oil spill. To assure that the nearby groundwater was not contaminated by the spill, the Company's environmental consultants advised the Company to drill a test well. The well was drilled and the analytical results found no contamination of groundwater. The Company has expensed all costs related to the initial remediation and the drilling of the test well.

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

Factors Which May Affect Future Results
---------------------------------------

Highly Leveraged and Debt Covenant Compliance

The Company remains very highly leveraged and subject to restrictive covenants and restraints which are contained in its senior debt and subordinate debt agreements. The debt agreements contain various affirmative and negative covenants, such as interest coverage and minimum fixed charge coverage ratios. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. As a result, fluctuations in monthly performance can create constraints in available borrowings. The financial covenants are dependent upon continued improved operating results. The Company is optimistic that it can achieve the requisite financial performance; however, there can be no assurance that the Company will be successful. If the Company is not successful in meeting its financial covenants it could result in a default under its loan agreements and any such default, not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors.

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

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effect of Rapidly Changing Technologies

The Company expects to license its technologies to third parties which would manufacture and market products incorporating the technologies. However, if its competitors develop new and improved technologies that are superior to the Company's technologies, its technologies could be less acceptable in the marketplace and therefore the Company's planned technology licensing could be materially adversely affected. The departure of the head of Research and Development places the Company at risk for future product developments.

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

Income Taxes

The Company has provided a full valuation allowance on its deferred tax assets consisting primarily of net operating losses, because of uncertainty regarding their realizability. The minimum level of future taxable income necessary to realize the Company's gross deferred tax assets at June 30, 2001, is approximately $28.6 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its gross deferred tax assets. Federal net operating loss carryforwards expire through 2020. Significant components expire in 2007 (16%), 2018 (23%), 2019 (11%) and 2020 (42%). Also, federal research credits expire in varying amounts through the year 2020.

                         IGI, INC. AND SUBSIDIARIES

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's Senior Debt Agreement with Fleet includes a revolving line of credit facility and a term loan. Borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. Borrowings under the term loan bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. Both the prime rate and the London Interbank Offered Rate are subject to fluctuations which cannot be predicted. Based upon the aggregate amount outstanding under these two facilities as of June 30, 2001, a 100 basis point change in the prime rate or the London Interbank Offered Rate would result in a change in annual interest charges to the Company of approximately $47,000 on an annual basis.

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

                         IGI, INC. AND SUBSIDIARIES

                        PART II    OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

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

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its 2001 Annual Meeting of Stockholders on Wednesday, May 16, 2001 to vote on three proposals. Proxy statements were sent to all shareholders. The first proposal was for the election of the following eight people as directors: Earl K. Lewis, Jane E. Hager, Stephen J. Morris, Terrence O'Donnell, Constantine L. Hampers, M.D., Terrence D. Daniels, Donald W. Joseph, and Robert E. McDaniel. All eight directors were elected with the following votes tabulated:


                       Total votes       Total votes withheld
Name of director    for each director     from each director
----------------    -----------------    --------------------

Mr. Lewis               5,871,458             4,085,345
Mrs. Hager              5,770,413             4,186,390
Mr. Morris              9,379,955               576,848
Mr. O'Donnell           9,379,285               577,518
Dr. Hampers             7,932,830             2,023,973
Mr. Daniels             7,668,830             2,287,973
Mr. Joseph              7,669,843             2,286,960
Mr. McDaniel            5,785,268             4,171,535

The second proposal was for the ratification of the appointment of independent auditors for the year 2001. The appointment of the current auditors, KPMG LLP, was ratified, with the following votes tabulated:


         For       Against    Abstain
         ---       -------    -------

      9,263,296    605,355    88,152

The third proposal was for the adoption and increase in the number of shares authorized under the Company's 1999 Directors Stock Option Plan with the following votes tabulated:


         For        Against     Abstain
         ---        -------     -------

      6,054,472    1,287,446    91,478

                         IGI, INC. AND SUBSIDIARIES

Item 6 - Exhibits and Reports

      (b)   Report of Form 8-K

            A report on Form 8-K was filed on April 3, 2001, reporting Robert E. McDaniel's resignation as Chief Executive Officer and Secretary of the Company.

            A report on Form 8-K was filed on April 20, 2001, reporting the designation of director Earl R. Lewis as Chairman of the Board of Directors. The Board also elected the Company's President, John Ambrose, to be Chief Executive Officer of the Company.

                         IGI, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IGI, Inc.
                                       (Registrant)


Date:  August 14, 2001                 By: /s/John Ambrose
                                           -------------------------------
                                           John Ambrose
                                           President and Chief Executive
                                           Officer


Date:  August 14, 2001                 By: /s/Domenic Golato
                                           -------------------------------
                                           Domenic Golato
                                           Senior Vice President and Chief
                                           Financial Officer