Form 10-Q
period 2001-09-30
IGI INC
filed 2001-11-05
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       Commission File No.
------------------                                      -------------------
September 30, 2001                                           001-08568

                                  IGI, Inc.
                                  ---------
           (Exact name of registrant as specified in its charter)

            Delaware                                         01-0355758
            --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Wheat Road and Lincoln Avenue, Buena, NJ                        08310
----------------------------------------                        -----
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

                Common Shares Outstanding at November 6, 2001

                                 11,220,188

                        PART I  FINANCIAL INFORMATION

                        ITEM 1.  Financial Statements

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)

                                                       Three months ended                Nine months ended
                                                          September 30,                    September  30,
                                                  ---------------------------       ----------------------------
                                                      2001             2000             2001             2000
                                                      ----             ----             ----             ----

Revenues:
  Sales, net                                      $     3,639      $     3,773      $    11,444      $    12,735
  Licensing and royalty income                            367              515              926            2,016
                                                  --------------------------------------------------------------
      Total revenues                                    4,006            4,288           12,370           14,751

Cost and expenses:
  Cost of sales                                         2,087            2,872            6,256            8,414
  Selling, general and administrative expenses          1,363            2,579            3,936            6,371
  Product development and research expenses               123              219              433              676
  Non-recurring charges                                   845                -            1,424                -
                                                  --------------------------------------------------------------
Operating profit (loss)                                  (412)          (1,382)             321             (710)
Interest expense                                          502              885            1,578            2,220
                                                  --------------------------------------------------------------

Loss from continuing operations before
 income taxes                                            (914)          (2,267)          (1,257)          (2,930)
Provision for income taxes                                (15)          (6,448)             (30)          (5,852)
                                                  --------------------------------------------------------------

Loss from continuing operations                          (929)          (8,715)          (1,287)          (8,782)
                                                  --------------------------------------------------------------

Discontinued operations:
  Loss from operations of discontinued business,
    Net of tax                                              -           (1,499)               -           (1,978)
  Gain on sale of discontinued business                     -              395              283              395

Cumulative effect of accounting change                      -                -                -             (168)
                                                  --------------------------------------------------------------
Loss before extraordinary item                           (929)          (9,819)          (1,004)         (10,533)

Extraordinary loss from early extinguishment
 of debt                                                    -              984                -              984
                                                  --------------------------------------------------------------
Net loss                                                 (929)         (10,803)          (1,004)         (11,517)

Mark to market for detachable stock warrants              115                -              219                -
                                                  --------------------------------------------------------------
Net loss attributable to common stock             $      (814)     $   (10,803)     $      (785)     $   (11,517)
                                                  ==============================================================

Basic and Diluted Loss Per Common Share
  Continuing operations                           $      (.07)     $      (.85)     $      (.10)     $      (.86)
  Discontinued operations                                   -             (.11)             .03             (.15)
  Cumulative effect of accounting change                    -                -                -             (.02)
  Extraordinary loss                                        -             (.09)               -             (.10)
                                                  --------------------------------------------------------------
  Net loss attributable to common stock           $      (.07)     $     (1.05)     $      (.07)     $     (1.13)
                                                  ==============================================================

Weighted average common stock and common stock
 equivalents outstanding
Basic and diluted                                  11,198,550       10,243,355       10,873,211       10,220,842

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)

                                                                  September 30, 2001     December 31, 2000
                                                                  ------------------     -----------------
                                                                      (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                            $     38              $     69
  Restricted cash                                                             -                   102
  Accounts receivable, less allowance for doubtful accounts
   of $262 and $280 in 2001 and 2000, respectively                        1,880                 2,482
  Licensing and royalty income receivable                                   311                   413
  Inventories                                                             3,545                 2,585
  Prepaid expenses and other current assets                                 273                   140
                                                                       ------------------------------
      Total current assets                                                6,047                 5,791
Investments                                                                   -                     3
Property, plant and equipment, net                                        4,061                 5,343
Deferred financing costs                                                    701                   829
Other assets                                                                385                   421
                                                                       ------------------------------
      Total assets                                                     $ 11,194              $ 12,387
                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Revolving credit facility                                            $  2,543              $  2,401
  Current portion of long-term debt                                         467                 7,384
  Accounts payable                                                        1,891                 2,359
  Accrued payroll                                                           221                   106
  Accrued interest                                                          105                   254
  Other accrued expenses                                                    860                 1,728
  Income taxes payable                                                       32                    15
                                                                       ------------------------------
      Total current liabilities                                           6,119                14,247
Long-term debt, net of discount and current portion                       6,953                     -
Deferred income                                                             644                   223
                                                                       ------------------------------
      Total liabilities                                                  13,716                14,470
                                                                       ------------------------------
Detachable stock warrants                                                   973                 1,192
                                                                       ------------------------------
Stockholders' deficit:
  Preferred stock $.01 par value, 1,000,000 authorized;
   none outstanding                                                           -                     -
  Common stock $.01 par value, 50,000,000 shares authorized;
   11,220,188 and 10,343,073 shares issued in 2001 and 2000,
   respectively                                                             112                   104
  Additional paid-in capital                                             22,390                22,508
  Accumulated deficit                                                   (25,997)              (24,993)
Less treasury stock, 0 and 66,698 shares at cost in
 2001 and 2000, respectively                                                  -                  (894)
                                                                       ------------------------------
      Total stockholders' deficit                                        (3,495)               (3,275)
                                                                       ------------------------------
      Total liabilities and stockholders' deficit                      $ 11,194              $ 12,387
                                                                       ==============================

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                                2001           2000
                                                                                ----           ----

Cash flows from operating activities:
  Net loss                                                                   $ (1,004)      $(11,517)
  Reconciliation of net loss to net cash used by operating activities:
    Gain on sale of discontinued operations                                      (283)          (395)
    Depreciation and amortization                                                 345            778
    Amortization of deferred financing costs and debt discount                    433            256
    Non-recurring charge for impairment of long lived asset                       605
    Non-recurring charges resulting from plant shutdown                           417              -
    Extraordinary expense on early extinguishment of debt                           -            984
    Provision for loss on accounts receivable and inventories                     203             26
    Recognition of deferred revenue                                              (101)          (167)
    Charge for deferred income taxes                                                -          5,850
    Interest expense relating to put feature of warrants                            -            (53)
    Interest expense related to subordinated debt agreements                      123              -
    Stock compensation expense:
      Non employee stock options                                                    -             40
      Directors' stock issuance                                                    68             75
  Changes in operating assets and liabilities:
    Restricted cash                                                               102              -
    Accounts receivable                                                           649            148
    Inventories                                                                (1,312)           234
    Receivables under royalty agreements                                          102            (94)
    Prepaid and other assets                                                      (97)           596
    Accounts payable and accrued expenses                                      (1,127)           564
    Income taxes payable                                                           17             (5)
    Short-term notes payable, operating                                             -           (867)
    Deferred revenue                                                              525              -
                                                                             -----------------------

        Net cash used by operating activities:                                   (335)        (3,547)
                                                                             -----------------------

Cash flows from investing activities:
  Capital expenditures                                                            (78)          (565)
  Increase in other assets                                                        (55)          (259)
  Proceeds from sale of discontinued operations                                   237         12,000
  Proceeds from sale of property, plant and equipment                             150              -
                                                                             -----------------------
        Net cash provided by investing activities                                 254         11,176
                                                                             -----------------------

Cash flows from financing activities:
  Borrowings under capital expenditures facility                                    -            257
  Borrowings under revolving credit agreement                                  14,921         27,557
  Repayments of revolving credit agreement                                    (14,779)       (31,492)
  Repayment of debt                                                              (416)        (4,319)
  Proceeds from exercise of common stock options and purchase
   of common stock                                                                 74            120
  Proceeds from exercise of common stock under stock
   subscription agreement                                                         250              -
                                                                             -----------------------
        Net cash provided (used) by financing activities                           50         (7,877)
                                                                             -----------------------

Net decrease in cash and equivalents                                              (31)          (248)
Cash and equivalents at beginning of period                                        69            416
                                                                             -----------------------
Cash and equivalents at end of period                                        $     38       $    168
                                                                             =======================

Supplemental cash flow information
  Cash payments for interest                                                 $  1,112       $  1,971
  Cash payments for taxes                                                           5              -
Noncash investing and financing activities:
  Mark to market adjustment on warrants                                      $    219       $      -
  Issuance of common stock in satisfaction of accrued expenses                    240            239

The accompanying notes are an integral part of the consolidated financial statements

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit as of September 30, 2001. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Discontinued Operations

On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, which produced and marketed poultry vaccines and related products. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. In March 2001, the Company negotiated a resolution and received approximately $237,000 of the escrowed funds. In addition, the Company reduced an accrual by $46,000 for costs related to the sale. The Company's results reflect a $283,000 gain on the sale of the Vineland division for the nine months ended September 30, 2001. The Vineland division incurred an operating loss of $1,978,000 for the nine months ended September 30, 2000.

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

Upon the sale of the Vineland division in 2000, the amount of debt pursuant to the Senior Debt Agreement was reduced. The Senior Debt Agreement now provides for (i) a revolving line of credit facility of up to $5,000,000, based upon qualifying accounts receivable and inventory and (ii) a $2,700,000 term loan. The borrowings under the revolving line of credit bear interest, at the Company's choice, of the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. The interest rate in effect at September 30, 2001 was 6.83%. The borrowings under the term loan credit facility bear interest, at the Company's choice, of the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. The interest rate in effect at September 30, 2001 was 7.33%. Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Upon renegotiation of the covenants for the term loan, Fleet agreed to change the repayment terms to monthly payments starting February 2001. Minimum principal payments owed to Fleet for the years ended December 31, 2001, 2002, 2003 and 2004 are $367,000, $492,000, $592,000, and $1,155,000, respectively.

Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2.25% which is payable at the Company's election in cash or the Company's common stock. As of September 30, 2001, the loan balance under the subordinated notes was $7,295,000, offset by an unamortized debt discount of $2,064,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement, the Company issued to the lender warrants to purchase 1,907,543 shares of IGI common stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000.

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

The debt agreements contain various affirmative and negative covenants, such as interest coverage and minimum fixed charge coverage ratios. Fleet and ACS waived compliance with certain financial covenants through December 31, 2000. During the first quarter of 2001, the Company renegotiated the covenants with ACS and Fleet for 2001 and forward. As of September 30, 2001, the Company is in compliance with the new covenants.

The Company has suffered recurring losses from operations and has a stockholders' deficit at September 30, 2001. In addition, the Company remains highly leveraged and access to additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. If the Company's operating results deteriorate further or product sales do not improve or the Company is not successful in meeting its financial obligations, a default could result under the Company's debt agreements and any such default, if not resolved, could result in the lenders calling the outstanding loan amounts and exercising other rights available to them. The default may lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. As of September 30, 2001, the Company had available borrowings under the revolving line of credit facility of $874,000.

4.    Common Stock Issued

In March 2001, the Company agreed to sell 500,000 shares of common stock to an outside investor in exchange for $250,000. The cash was received in March 2001, and the shares were issued in April 2001.

5.    Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at September 30, 2001 and December 31, 2000 consist of:

                       September 30, 2001      December 31, 2000
                       ------------------      -----------------
                                 (amounts in thousands)

Finished goods              $2,310                  $1,458
Raw materials                1,235                   1,127
                            ------                  ------
Total                       $3,545                  $2,585
                            ======                  ======

6.    Regulatory Proceedings and Legal Proceedings

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

The SEC's investigation and proposed settlement focus on alleged fraudulent actions taken by former members of the Company's management. Upon becoming aware of the alleged fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation, which led to the termination of employment of those responsible. IGI cooperated fully with the staff of the SEC and disclosed to the SEC the results of the internal investigation.

In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report included several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor, and permanently stopped production and sale of Cerumite on June 1, 2000 and Cardoxin on September 8, 2000. The Company has responded to the July 5, 2000 FDA report and has recently prepared the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA is evaluating the Company's response to determine the ultimate outcome of the FDA inspection. The FDA returned for a final inspection in June 2001 and provided a summary of findings on August 28, 2001. The FDA report indicated that no objectional conditions were noted and stated that the Company is in compliance. In March 2001, the Company signed a supply agreement to outsource the manufacturing of products for the Companion Pet Products division, and ceased operations at the Companion Pet Products manufacturing facility.

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

The Company is cooperating with the authorities and does not expect to incur any material fines or penalties. The Company expensed $160,000 during the six months ended June 30, 2000 which represented the total cost related to the disposal and cleanup process.

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

On March 2, 2001, the Company became aware of a heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required cleanup. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000, of which $290,000 remains accrued as of September 30, 2001. As a result of the increase in estimated costs, the Company recorded an additional $240,000 for cleanup and remediation during the third quarter of 2001.

7.    Business Segments

Summary data related to the Company's reportable segments for the three and nine-month periods ended September 30, 2001 and 2000 appear below:

                                                      (amounts in thousands)
                                    Companion        Consumer
                                   Pet Products      Products      Corporate*      Consolidated
                                   ------------      --------      ----------      ------------

Three months ended September 30:
2001
Revenues                              $2,940          $1,066        $     -          $4,006
Operating profit (loss)                  224             631         (1,267)           (412)

2000
Revenues                               3,033           1,255              -           4,288
Operating profit (loss)                 (163)            688         (1,907)         (1,382)

Nine months ended September 30:
2001
Revenues                               8,673           3,697              -          12,370
Operating profit (loss)                  516           2,355         (2,550)            321

2000
Revenues                               9,736           5,015              -          14,751
Operating profit (loss)                  410           3,097         (4,217)           (710)

*Notes:

(A) Unallocated corporate expenses are principally general and administrative expenses.
(B)   Transactions between reportable segments are not material.
(C) The amounts reported above for the three and nine month periods ending September 30, 2000 have been adjusted for the change in accounting as discussed in Footnote 9.

8.    Non-recurring Charges

During the first quarter of 2001, the Company had reached a decision to outsource the manufacturing for the Companion Pet Products division. Due to the environmental situation noted in Footnote 6, the Company decided to accelerate the outsourcing process (originally anticipated to be completed by June 2001), and ceased operations at the Companion Pet Products manufacturing facility. On March 6, 2001, the Company signed a supply agreement with a company to manufacture the products for the Companion Pet Products division. On March 8, 2001, the Company terminated the employment of the manufacturing personnel at this facility.

During the nine months ended September 30, 2001, the Company recorded non-recurring charges related to the plant shutdown of the Companion Pet Products manufacturing facility of $991,000 offset by a grant from the State of New Jersey for $81,000 for a net charge of $910,000 ($91,000 has been reflected as a component of cost of sales, with the remainder reflected as a single line item in the accompanying consolidated statement of operations). The Company applied to the New Jersey Economic and Development Authority (NJEDA) and the New Jersey Department of Environmental Protection (NJDEP) for a grant and loan to fund a portion of the remediation costs of the oil leak. On June 26, 2001, the Company was awarded a $81,000 grant and a $246,000 loan. The $81,000 grant was received as of September 30, 2001.
The loan, which requires monthly principal payments, has a term of ten years at a rate of interest of the Federal discount rate at the date of the closing with a floor of 5%. The Company anticipates funding of the loan to occur during the fourth quarter of 2001.

During September 2001, the Company committed to a plan of sale for its corporate office building. An impairment charge of $605,000 was recorded in the third quarter of 2001 to reflect the difference between the selling price, less related selling costs, and the net book value of the building. The composition and activity of the non-recurring charges are follows (amounts in thousands):

                                                        Reduction of         Cash           Net accrual at
Description                                  Amount        assets        Expenditures     September 30, 2001
-----------                                  ------     ------------     ------------     ------------------

Impairment of property and equipment         $  314       $  (314)          $   -               $  -
Environmental clean up costs,
 net of State grant                             469             -            (179)               290
Sale of building                                605          (605)              -                  -
Write off of inventory                           91           (91)              -                  -
Plant shutdown costs                             21           (11)            (10)                 -
Severance                                        15             -             (15)                 -
                                             -------------------------------------------------------
                                             $1,515       $(1,021)          $(204)              $290
                                             =======================================================

9.    Recent Pronouncements

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

In December 2000, the Company assessed the impact of Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in relationship with one of its royalty contracts and recorded a cumulative adjustment of $168,000 as of January 1, 2000. The cumulative adjustment related to the recognition of up-front license fees and installment payments over the estimated economic life of the agreement. The application of SAB 101 for the nine months ended September 30, 2000 resulted in a $41,000 reduction in licensing and royalty income from that previously reported.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported seperately from goodwill, noting that any purchase allocable to an assembled workforce may not be accounted for seperately. SFAS No. 142, which will be effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that the intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment on accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

As of the January 1, 2002, the adoption date of SFAS No.142, we expect to have unamortized goodwill of approximately $190,000, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill, was $6,300 for the nine months ended September 30, 2001 and 2000. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report. However, the Company has concluded that SFAS No. 141 and 142 will not have a significant impact on its financial postion, results of operation or liquidity.

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

Results Of Operations

Three months ended September 30, 2001 compared to September 30, 2000

The Company had a net loss attributable to common stock of $814,000, or $(.07) per share, for the quarter ended September 30, 2001 compared to a net loss attributable to common stock of $10,803,000, or $(1.05) per share, for the quarter ended September 30, 2000. Excluding the mark-to-market adjustment for detachable stock warrants, the Company had a net loss of $929,000 for the quarter ended September 30, 2001 compared to a net loss of $10,803,000 for the quarter ended September 30, 2000. The decrease in the net loss compared to prior year was primarily due to the establishment of additional valuation allowances for deferred tax assets of $6,448,000 in 2000, and lower operating expenses of $2,097,000 and lower interest expense of $383,000 in the current quarter. This was offset by an asset write-down of $605,000 related to the decision to sell the corporate office building, additional non-recurring charges related to the cost for the clean up and remediation of the oil spill at the Companion Pet Products facility of $240,000 and lower revenues of $282,000.

Total revenues for the quarter ended September 30, 2001 were $4,006,000, which represents a decrease of $282,000, or 7%, from revenues of $4,288,000 for the quarter ended September 30, 2000. The decrease in revenues was due to lower product sales for the Companion Pet Products division and lower product sales and licensing revenues in the Consumer Products division.

Companion Pet Products revenues for the quarter ended September 30, 2001 amounted to $2,940,000, a decrease of $93,000, or 3%, compared to the quarter ended September 30, 2000. This decrease was primarily attributable to lower sales to distributors due to the recent economic slowdown and reduction of distributor's inventory levels.

Total Consumer Product revenues for the quarter ended September 30, 2001 decreased 15% to $1,066,000, compared to the quarter ended September 30, 2000 of $1,255,000. Licensing and royalty income of $367,000 for the quarter ended September 30, 2001 decreased by $148,000 compared to the third quarter in 2000 mainly from a reduction in Genesis and Fujisawa licensing revenues. Product sales decreased by $41,000 primarily due to lower sales to Estee Lauder.

Cost of sales, as a percentage of product sales, decreased from 76% for the quarter ended September 30, 2000 to 57% for the quarter ended September 30, 2001. The resulting increase in gross profit from 24% for the quarter ended September 30, 2000 to 43% for the quarter ended September 30, 2001 is primarily the result of the write-off of two recalled pet products, consulting and other related costs for Companion Pet Products manufacturing documentation, and procedural and regulatory compliance issues in 2000 and savings from outsourcing in 2001.

Cost of sales for Companion Pet Products as a percent of product sales decreased from 85% for the third quarter of 2000 to 62% for the third quarter of 2001. This decrease was the result of the write-off of the previously noted, recalled products, consulting and other related costs for Companion Pet Products documentation, procedural and regulatory compliance issues in 2000 and savings from outsourcing in 2001.

Selling, general and administrative expenses decreased $1,216,000, or 47%, from $2,579,000 for the quarter ended September 30, 2000. As a percentage of revenues, these expenses were 60% of revenues for the third quarter of 2000 compared to 34% for the third quarter of 2001. Overall expenses decreased due to lower professional fees, reduced staffing and additional cost saving measures that were implemented.

Product development and research expenses decreased $96,000, or 44%, compared to the quarter ended September 30, 2000. The decrease is principally related to the departure from the Company of the head of Research and Development. The Company is currently in the process of trying to fill this vacancy.

During the quarter ended September 30, 2001, the Company recorded non-recurring charges totaling $845,000. The charges are comprised of additional cleanup costs for the environmental clean up related to the oil spill of $240,000 and the write-down for the estimated loss on the sale of the corporate building of $605,000.

Interest expense decreased $383,000, or 43%, from $885,000 for the quarter ended September 30, 2000 to $502,000 for the quarter ended September 30, 2001. The decrease is a result of a reduction of outstanding debt and lower interest rates.

Results Of Operations

Nine months ended September 30, 2001 compared to September 30, 2000

The Company had a net loss attributable to common stock of $785,000, or $(.07) per share, for the nine months ended September 30, 2001 compared to a net loss attributable to common stock of $11,517,000, or $(1.13) per share, for the nine months ended September 30, 2000. Excluding the mark-to-market adjustment for the detachable stock warrants, the Company had a net loss of $1,004,000 for the nine months ended September 30, 2001 compared to a net loss of $11,517,000 for the nine months ended September 30, 2000. The decrease in the net loss compared to prior year was primarily due to lower operating expenses of $4,836,000 in 2001, a loss from discontinued operations of $1,978,000 and establishment of an additional valuation allowance for deferred taxes in 2000. This was offset by a reduction in revenues and $1,424,000 of non-recurring charges in 2001.

On March 2, 2001, the Company became aware of a heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and start the clean up. The Company had previously decided to outsource the manufacturing for this division during the first quarter of 2001. Due to the environmental situation noted above, the Company accelerated the outsourcing process and executed a supply agreement on March 6, 2001 and ceased operations at the manufacturing facility. During the nine months ended September 30, 2001, the Company recorded non-recurring charges related to the plant shutdown of the Companion Pet Products manufacturing facility of $991,000 offset by a grant from the State of New Jersey for $81,000 for a net charge of $910,000 ($91,000 has been reflected as a component of cost of sales, with the remainder reflected as a single line item in the accompanying consolidated statement of operations).

Total revenues for the nine months ended September 30, 2001 were $12,370,000, which represents a decrease of $2,381,000, or 16%, from revenues of $14,751,000 for the nine months ended September 30, 2000. The decrease in revenues was due to lower product sales for the Companion Pet Products division and lower consumer product sales and licensing revenues in the Consumer Products division. Companion Pet Products revenues for the nine months ended September 30, 2001 amounted to $8,673,000, a decrease of $1,063,000, or 11%, compared to the nine months ended September 30, 2000. This decrease was primarily attributable to product recalls which occurred during last year's second quarter ended June 30, 2000, and the removal of the affected products from the product line and lower sales to distributors due to the recent economic slowdown.

Total Consumer Product revenues for the nine months ended September 30, 2001 decreased 26% to $3,697,000, compared to $5,015,000 for the nine months ended September 30, 2000. Licensing and royalty income of $926,000 for the nine months ended September 30, 2001 decreased by $1,090,000 compared to the first nine months in 2000 mainly due to a reduction in one time research and development contracts and Johnson & Johnson royalty income. Product sales decreased by $228,000 primarily due to lower Estee Lauder sales.

Cost of sales, as a percentage of product sales, decreased from 66% for the nine months ended September 30, 2000 to 55% for the nine months ended September 30, 2001. The resulting increase in gross profit from 34% for the nine months ended September 30, 2000 to 45% for the nine months ended September 30, 2001 is primarily the result of the write-off of two recalled pet products, consulting and other related costs for Companion Pet Products manufacturing documentation, and procedural and regulatory compliance issues that occurred in 2000 and savings from outsourcing in 2001.

Cost of sales for Companion Pet Products as a percent of product sales decreased from 76% for the nine months of 2000 to 63% for the nine months 2001. This decrease was primarily the result of the write-off of Liquichlor product, consulting and other related costs for Companion Pet Products documentation, and procedural and regulatory compliance issues in 2000 and savings from outsourcing in 2001.

Cost of sales for Consumer Products as a percent of product sales decreased from 35% for the first nine months of 2000 to 29% for the first nine months of 2001. This decrease was primarily the result of lower labor and overhead costs.

Selling, general and administrative expenses decreased $2,435,000, or 38%, from $6,371,000 for the nine months ended September 30, 2000. As a percentage of revenues, these expenses were 43% of revenues for the first nine months of 2000 compared to 32% for the first nine months of 2001. Overall expenses decreased due to decreased professional fees, reduced staffing and additional cost saving measures that were implemented.

Product development and research expenses decreased $243,000, or 36%, compared to the nine months ended September 30, 2000. The decrease is principally related to the departure from the Company of the head of Research and Development. The Company is currently in the process of trying to fill this vacancy.

Interest expense decreased $642,000, or 29%, from $2,220,000 for the nine months ended September 30, 2000 to $1,578,000 for the nine months ended September 30, 2001. The decrease was a result of a net adjustment amounting to $358,000 in the first nine months of 2000 related to the mark-to-market adjustment on warrants granted to ACS to purchase 1,907,543 shares of the Company's stock. The remaining decrease in interest was due to the reduction of outstanding debt and lower interest rates.

Liquidity and Capital Resources

The Senior Debt Agreement provides for (i) a revolving line of credit facility of up to $5,000,000, based upon qualifying accounts receivable and inventory, and (ii) a $2,700,000 term loan. The borrowings under the revolving line of credit bear interest, at the Company's choice, at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. The interest rate in effect at September 30, 2001 was 6.83%. The borrowings under the term loan credit facility bear interest, at the Company's choice, at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. The interest rate in effect at September 30, 2001 was 7.33%. Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Upon renegotiation of the covenants for the term loan, Fleet agreed to change the repayment terms, from quarterly to monthly payments starting February 2001. Minimum principal payments owed to Fleet for the years ended December 2001, 2002, 2003 and 2004 are $367,000, $492,000, $592,000 and $1,155,000, respectively.

Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2.25% which is payable at the Company's election in cash or Company common stock. The additional interest component increased in the first quarter of 2001 upon renegotiation of the covenants. As of September 30, 2001, borrowings under the subordinated notes were $7,295,000, offset by an unamortized debt discount of $2,064,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement, the Company issued to the lender warrants to purchase 1,907,543 shares of IGI common stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000.

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

The debt agreements contain various affirmative and negative covenants, such as interest coverage and minimum fixed charge coverage ratios. Fleet and ACS waived compliance with certain financial covenants through December 31, 2000. During the first quarter of 2001, the Company renegotiated the covenants with ACS and Fleet for 2001 and forward. As of September 30, 2001, the Company is in compliance with the new covenants.

The Company applied to the New Jersey Economic and Development Authority and the New Jersey Department of Environmental Protection for a grant and loan to fund a portion of the remediation costs of the oil leak. On June 26, 2001, the Company was awarded a $81,000 grant and a $246,000 loan. The loan, which requires monthly principal payments, is for a term of ten years at a rate of interest of the Federal discount rate at the date of the closing with a floor of 5%. The Company received the proceeds from the grant during the third quarter of 2001. The loan proceeds are anticipated to be received during the fourth quarter of 2001.

The Company remains highly leveraged and access to additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in meeting its financial obligations, a default could result under the Company's debt agreements and any such default, if not resolved, could result in the lenders calling the outstanding loan amounts and exercising other rights available to them. The default may lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. As of September 30, 2001, the Company had available borrowings under the revolving line of credit facility of $874,000.

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

The SEC's investigation and proposed settlement focus on alleged fraudulent actions taken by former members of the Company's management. Upon becoming aware of the alleged fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation, which led to the termination of employment of those responsible. IGI cooperated fully with the staff of the SEC and disclosed to the SEC the results of the internal investigation.

In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA 483 on July 5, 2000. The July 5, 2000 FDA report included several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor, and permanently stopped production and sale of Cerumite on June 1, 2000 and Cardoxin on September 8, 2000. The Company responded to the July 5, 2000 FDA report and submitted the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA is evaluating the Company's response to determine the ultimate outcome of the FDA inspection. The FDA returned for a final inspection in June 2001 and provided a summary of findings on August 28, 2001. The FDA report indicated that no objectible conditions were noted and stated that the Company is in compliance. In March 2001, the Company signed a supply agreement with an entity to outsource the manufacturing of products for the Companion Pet Products division, and ceased operations at the Companion Pet Products manufacturing facility.

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

Income Taxes

The Company has provided a full valuation allowance on its deferred tax assets consisting primarily of net operating losses, because of uncertainty regarding their realizability. The minimum level of future taxable income necessary to realize the Company's gross deferred tax assets at September 30, 2001, is approximately $28.6 million. There can be no assurance, however, that the Company will be able to achieve the minimum levels of taxable income necessary to realize its gross deferred tax assets. Federal net operating loss carryforwards expire through 2020. Significant components expire in 2007 (16%), 2018 (23%), 2019 (11%) and 2020 (42%).
Also, federal research credits expire in varying amounts through the year
2020.

                         IGI, INC. AND SUBSIDIARIES

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's Senior Debt Agreement with Fleet includes a revolving line of credit facility and a term loan. Borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. Borrowings under the term loan bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. Both the prime rate and the London Interbank Offered Rate are subject to fluctuations which cannot be predicted. Based upon the aggregate amount outstanding under these two facilities as of September 30, 2001, a 100 basis point change in the prime rate or the London Interbank Offered Rate would result in a change in annual interest charges to the Company of approximately $47,000 on an annual basis.

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

ITEM 1.  Legal Proceedings

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

The SEC's investigation and settlement focus on fraudulent actions taken by former members of the Company's management. Upon becoming aware of the fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation which led to the termination of employment of those responsible. IGI cooperated fully with the staff of the SEC and disclosed to the Commission the results of the internal investigation.

                         IGI, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IGI, Inc.
                                       (Registrant)


Date:  November 6, 2001                By:  /s/ John Ambrose
                                            -------------------------------
                                            John Ambrose
                                            President and Chief Executive
                                            Officer


Date:  November 6, 2001                By:  /s/ Domenic Golato
                                            -------------------------------
                                            Domenic Golato
                                            Senior Vice President and Chief
                                            Financial Officer