Form 10-K
period 2001-12-31
IGI INC
filed 2002-03-15
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            _____________________


                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended                                   Commission File No.
---------------------                                   -------------------
December 31, 2001                                                 001-08568

                                  IGI, Inc.
           (Exact name of registrant as specified in its charter)

Delaware                                                         01-0355758
--------                                                         ----------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                          Identification No.)

105 Lincoln Avenue, Buena, NJ                                         08310
-----------------------------                                         -----
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

                             Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at March 12, 2002, as computed by reference to the last trading price of such stock, was approximately $7,905,000.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 12, 2002 was 11,293,028 shares.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed with the Commission on or before April 30, 2002 are incorporated herein by reference in Part III.

                                   Part I

Item 1.  Business

      IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at 105 Lincoln Avenue, Buena, New Jersey. The Company is a diversified company engaged in two business segments:

      * Consumer Products Business - production and marketing of cosmetics and skin care products,

      * Companion Pet Products Business - production and marketing of companion pet products such as pharmaceuticals, nutritional supplements and grooming aids

      In December 1995, IGI distributed its ownership of its majority-owned subsidiary, Novavax, Inc. ("Novavax"), in the form of a tax-free stock dividend, to IGI stockholders. Novavax had conducted the biotechnology business segment of IGI. In connection with the distribution, the Company paid Novavax $5,000,000 in return for a fully paid-up, ten-year license (the "IGI License Agreement") entitling it to the exclusive use of the Novasome(R) lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings;
(iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field"). IGI has the option, exercisable within the last year of the ten-year term, to extend the exclusive license for an additional ten-year period for $1,000,000. Novavax has retained the right to use the Technologies for applications outside the IGI Field, mainly human vaccines and pharmaceuticals.

      On February 7, 2002, the Company announced that it had entered into a definitive agreement for the sale of substantially all of the assets of its Companion Pet Products division to Vetoquinol U.S.A., Inc., an affiliate of Vetoquinol, S.A. of Lure, France. Under the terms of the agreement, the Company will receive at closing cash consideration of $16,700,000. In addition, specified liabilities of the Company's Companion Pet Products division will be assumed by Vetoquinol U.S.A. The cash consideration is subject to certain post-closing adjustments.

      The transaction also contemplates a sublicense by the Company to Vetoquinol U.S.A. of specified rights relating to the patented Novasome(R) microencapsulation technology for use in specified products and product lines in the animal health business, as well as a supply relationship under which the Company will supply to Vetoquinol U.S.A. certain products relating to the patented Novasome(R) microencapsulation technology.

      The closing of the transactions contemplated by the agreement is subject to the authorization of the Company's stockholders and other customary closing conditions.

Business Segments

The following table sets forth the revenue and operating profit of each of the Company's two business segments for the periods indicated:

                                2001         2000         1999
                                ----         ----         ----
                                        (in thousands)

Revenue
Consumer Products             $ 4,294      $ 6,552      $ 6,938
Companion Pet Products         11,604       12,700       13,595
                              ---------------------------------
                              $15,898      $19,252      $20,533
                              =================================

Operating Profit*
Consumer Products             $ 2,454      $ 4,094      $ 3,913
Companion Pet Products            591          836        3,850

*     Excludes corporate expenses of $3,206,000, $5,087,000, and $5,216,000 for 2001, 2000, and 1999, respectively (See Note 19, "Business Segments" of the Consolidated Financial Statements).

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

      The Company produces Novasome(R) vesicles for various skin care products, including those marketed by Estee Lauder such as "All You Need," "Re-Nutriv," "Virtual Skin," "100% Time Release Moisturizer," "Resilience," "Surface Optimizing," "Vibrant" and others. Sales to Estee Lauder accounted for $2,725,000 or 17% of 2001 revenues, $3,692,000 or 19% of 2000 revenues
and $4,237,000 or 21% of 1999 revenues.   The Company also markets a skin
care product line to physicians through a distributor under the Company's WellSkin(TM) brand.

      Principal competitors to the Company's WellSkin(TM) product line include NeoStrata, Inc. and MD Formulations, a division of Allergan. The Company's Microencapsulation Technologies indirectly compete as a delivery system with, among others, Collaborative Labs and Lipo Chemicals.

      In December 1998, the Company entered into a ten-year supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provided that Genesis would pay the Company, in four equal annual installment payments, a $1,000,000 trademark and technology transfer fee which would be recognized as revenue over the life of the agreement. In addition, Genesis agreed to pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. Genesis also purchased WellSkin(TM) inventory and associated marketing materials for $200,000. The Company recognized $541,000 and $280,000 of income related to this agreement for the years ended December 31, 2000 and 1999, respectively.

      On February 14, 2001, the agreement with Genesis was terminated and replaced with a new manufacturing and supply agreement and an assignment of trademark agreement for the WellSkin(TM) line of skin care products. The manufacturing and supply agreement expires on December 13, 2005 and contains two ten-year renewal options. The Company received a lump sum payment of $525,000 for the assignment of the trademark which will be recognized ratably over the term of the arrangement. The Company recognized $105,000 of income related to this agreement for the year ended December 31, 2001.

      The Company entered into a sublicense agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a sublicense to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $856,000, $1,487,000 and $1,210,000 of royalty income related to this agreement for the years ended December 31, 2001, 2000 and 1999, respectively.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide rights for the use of the Novasome(R) technology for certain products and distribution channels. The agreement provided for an up-front sublicense fee of $150,000. In addition, the agreement provided for additional payments of $50,000 in June 1999, October 1999 and June 2000, as well as future royalty payments based on JJM's sales of sublicensed products. The Company recognized $105,000, $55,000 and $126,000 in 2001, 2000 and 1999, respectively, related to the agreement.
See Note 5 "Supply and Sublicensing Agreements" of the Consolidated Financial Statements for a discussion of the cumulative effect of an accounting change which relates to this agreement.

      In January 2000, the Company entered into a Feasibility and Option Agreement with Church & Dwight Co. Inc. The agreement provided that the Company would develop stable Novasome(R) systems for use in oral care applications. The Company completed its obligation in 2000, and provided the product to Church & Dwight, who tested the stability, efficiency and consumer acceptance of the product. The Company recognized $60,000 of income related to this agreement for the year ended December 31, 2000. If Church & Dwight chooses to proceed with this product, the Company will need to enter into a definitive sublicense and supply agreement with Church & Dwight.

      Also in January 2000, the Company entered into an agreement with Fujisawa Pharmaceutical, Co. Ltd. The purpose of this agreement was for IGI to incorporate its Novasome(R) technology into a new formulation of their topical products. This project was completed in stages with amounts being paid to the Company with the successful completion of each stage. The agreement was in effect for a 15 month period. The Company recognized $0 and $250,000 of income relating to this project for the years ended December 2001 and 2000, respectively. Currently, the project has been suspended by Fujisawa Pharmaceutical, Co. Ltd.

      In July 2001, the Company entered into a Research, Development and Manufacturing Agreement with Prime Pharmaceutical Corporation ("Prime"). The purpose of the agreement was to develop a facial lotion, facial creme and scalp treatment for the treatment of psoriasis. The project has been completed in stages with amounts being paid to the Company with the successful completion of each stage. In addition, the Company has agreed to rebate $3.60 per kilogram for the first 12,500 kilograms of product manufactured for and sold to Prime. The Company recognized $40,000 of income related to the project in 2001.

      The Company recognized a total of $1,066,000, $2,453,000, and $1,869,000 in 2001, 2000 and 1999, respectively, of licensing and royalty income, which is included in the Consumer Products segment revenues. Revenues from the Company's Consumer Products segment were principally based on formulations using the Novasome(R) Microencapsulation Technology. Total Consumer Product revenues were approximately 27% of the Company's total revenues in 2001, 34% in 2000 and 34% in 1999.

Companion Pet Products Business

      The Companion Pet Products Division sells its products to the veterinarian market under the EVSCO Pharmaceuticals trade name and to the OTC pet products market under the Tomlyn and Luv'Em labels.

      The EVSCO line of veterinary products is used by veterinarians in caring for dogs and cats, and includes pharmaceuticals such as antibiotics, anti-inflammatories, as well as nutritional supplements, vitamins, insecticides and diagnostics. Product forms include gels, tablets, creams, liquids, ointments, powders, emulsions, shampoos and diagnostic kits. EVSCO also produces professional grooming aids for dogs and cats.

      EVSCO products are sold through distributors to veterinarians. Principal competitors of the EVSCO product line include DVM, Allerderm, Schering Plough Animal Health and Pfizer Animal Health. The Company competes on the basis of price, marketing, customer service and product qualities.

      The Tomlyn product line includes pet grooming, nutritional and therapeutic products, such as shampoos, grooming aids, vitamin and mineral supplements, insecticides and OTC medications. The products are sold directly to pet superstores and through distributors to independent merchandising chains, shops and kennels. Principal competitors of the Tomlyn product line include Four Paws Products, Bio Groom Products, Lambert Kay, a division of Carter-Wallace, Eight In One Pet Products, Inc. and Cardinal Labs, Inc.

      Most of the Company's veterinary products are sold through distributors. Sales of veterinary products accounted for approximately 73% of the Company's revenues in 2001, 66% in 2000 and 66% in 1999.

      On February 7, 2002, the Company announced that it had entered into a definitive agreement for the sale of substantially all of the assets of its Companion Pet Products division to Vetoquinol U.S.A., Inc., an affiliate of Vetoquinol, S.A. of Lure, France. Under the terms of the agreement, the Company will receive at closing cash consideration of $16,700,000. In addition, specified liabilities of the Company's Companion Pet Products division will be assumed by Vetoquinol U.S.A. The cash consideration is subject to certain post-closing adjustments.

      The transaction also contemplates a sublicense by the Company to Vetoquinol U.S.A. of specified rights relating to the patented Novasome(R) microencapsulation technology for use in specified products and product lines in the animal health business, as well as a supply relationship under which the Company will supply to Vetoquinol U.S.A. certain products relating to the patented Novasome(R) microencapsulation technology.

      The closing of the transactions contemplated by the agreement is subject to the authorization of the Company's stockholders and other customary closing conditions. The Company anticipates recording a significant gain upon the closing of the transactions. The Company will account for the Companion Pet Product division as a discontinued operation after shareholder approval has been obtained.

Non-recurring Charges

      In the first quarter of 2001, the Company for various business reasons decided to outsource the manufacturing for the Companion Pet Products division. The Company reached its decision to accelerate the outsourcing process (originally anticipated to be completed by June 2001) due primarily to the discovery on March 2, 2001 of the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site, at which time the Company ceased its manufacturing operations at the facility. On March 6, 2001, the Company signed a supply agreement with a third party to manufacture products for the Companion Pet Products division. On March 8, 2001, the Company terminated the employment of the manufacturing personnel only at this facility.

      During 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $991,000 offset by a grant from the State of New Jersey for $81,000 for a net charge of $910,000 ($91,000 has been reflected as a component of cost of sales, with the remainder reflected as a single line item in the accompanying consolidated statement of operations). The Company applied to the New Jersey Economic and Development Authority (NJEDA) and the New Jersey Department of Environmental Protection (NJDEP) for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded a $81,000 grant and a $246,000 loan. The $81,000 grant was received in the third quarter of 2001. The loan, which will require monthly principal payments, has a term of ten years at a rate of interest of the Federal discount rate at the date of the closing with a floor of 5%. The Company received the funding from the loan during the first quarter of 2002.

      During September 2001, the Company committed to a plan of sale for its
corporate office building.   An impairment charge of $605,000 was recorded
in the third quarter of 2001 to reflect the difference between the selling price, less related selling costs, and the net book value of the building. The Company sold the building during February 2002.

      The composition and activity of the non-recurring charges are as follows (amounts in thousands):

                                                                 Reduction of         Cash         Net accrual at
Description                                           Amount        assets        expenditures    December 31, 2001
-----------                                           ------     ------------     ------------    ----------------

Impairment of property and equipment                  $  314       $  (314)          $   -              $  -
Environmental clean up costs,
 net of State grant                                      469             -            (187)              282
Impairment of corporate office building                  605          (605)              -                 -
Write off of inventory                                    91           (91)              -                 -
Plant shutdown costs                                      21           (11)            (10)                -
Severance                                                 15             -             (15)                -
                                                      ------------------------------------------------------
                                                      $1,515       $(1,021)          $(212)             $282
                                                      ======================================================

Discontinued Operations

      On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, which produced and marketed poultry vaccines and related products. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. In March 2001, the Company negotiated a resolution and received approximately $237,000 of the escrowed funds. In addition, the Company reduced an accrual by $46,000 for costs related to the sale. The Company's results reflect a $283,000 and $114,000 gain on the sale of the Vineland division for the years ended December 31, 2001 and 2000, respectively. The Vineland division incurred an operating loss of $1,978,000 and $841,000 for the years ended December 31, 2000 and 1999, respectively.

      As a result of the Company's plan to sell the Companion Pet Products division, the Company will account for that division as a discontinued operation after shareholder approval has been obtained.

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

International Sales and Operations

      One individual is based overseas to handle sales of the Company's products outside the United States. Exports consist of some veterinary pharmaceuticals and petcare products. The Company is seeking to expand its international market presence.

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

      Sales to international customers represented 14% of the Company's revenues in 2001 and 11% in 2000 and 1999. See Note 16, "Export Sales" of the Consolidated Financial Statements. All international sales and operations result from the activities of the Companion Pet Care division.

Manufacturing

      The Company's manufacturing operations include bulk manufacturing and testing of cosmetics, dermatologics, emulsions and shampoos. On February
23, 2002, five employees were engaged in manufacturing operations. The raw materials included in these products are available from several suppliers.
The Company produces quantities of Novasome(R) lipid vesicles adequate to meet its current and foreseeable needs. As noted above, the Company ceased operations at the Companion Pet Products manufacturing facility in March
2001 and currently outsources the manufacturing of such products with an unrelated third party.

Research and Development

      The Company's consumer products development efforts are directed toward Novasome(R) encapsulation to improve performance and efficacy of fuels, pesticides, specialty and other chemicals, biocides, cosmetics, consumer products, flavors and dermatologic products.

      In addition to its internal product development research efforts, which involve four employees, the Company encourages the development of products in areas related to its present lines by making specific grants to universities, none of which had a material financial effect on the Company in 2001, 2000 or 1999. Total product development and research expenses were $536,000, $853,000 and $668,000 in 2001, 2000 and 1999, respectively.

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

Government Regulation and Regulatory Proceedings

Government Regulations

      In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA-483 on July 5, 2000. The July 5, 2000 FDA report included several unfavorable observations of manufacturing and quality assurance practices and products of the division. In an effort to address a number of the FDA's stated concerns, on May 24, 2000, the Company permanently discontinued production and shipment of Liquichlor and on June 1, 2000 temporarily stopped production of Cerumite, both products of the Companion Pet Products
division.   The aggregate annual sales volume for these products for the fiscal year ended December 31, 2000 and 1999, were $625,000 and $1,059,000 in total ($358,000 and $534,000 for Liquichlor and $267,000 and $525,000 for
Cerumite). The Company responded to the July 5, 2000 FDA report and prepared the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA returned for a final inspection in June 2001 and provided a summary of finding on August 28, 2001. The FDA report indicated that no objectional conditions were noted and stated that the Company was in compliance. In March 2001, the Company signed a supply agreement to outsource the manufacturing of products for the Companion Pet Products division, and ceased operations at the Companion Pet Products manufacturing facility.

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

      Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that for FDA approval. Although there are some procedures for unified filing for certain European countries, in general, each country has its own procedures and requirements.

      In addition to regulations enforced by the USDA and the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's product development and research involves the controlled use of hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Employees

      At February 22, 2002, the Company had 56 full-time employees, of whom 38 were in marketing, sales, distribution and customer support, five in manufacturing, four in research and development, and nine in executive, finance and administration. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good. As noted above, the

Company terminated the Companion Pet Products manufacturing personnel on March 8, 2001, in connection with the outsourcing of the manufacturing process.

Item 2.  Properties

      In Buena, New Jersey, the Company owns a facility used for warehousing and distribution of veterinary pharmaceuticals. The facility was built in 1971 and expanded in 1975. The facility presently contains 41,200 square feet of usable floor space and is situated on eight acres of land. Also located in Buena is a 25,000 square foot facility built in 1995 which houses
the Company's executive administrative offices.   This facility is also used
for production, product development, marketing, and warehousing for the Company's cosmetic, dermatologic and personal care products. The Company's former corporate office building in Buena, New Jersey was sold in the first quarter of 2002.

      Each of the properties owned by the Company is subject to a security interest held by Fleet Capital Corporation and American Capital Strategies, Ltd. The Company believes that its current production and office facilities are adequate for its present and foreseeable future needs.

Item 3.  Legal Proceedings

Settlement of U.S. Regulatory Proceedings

      In March 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding investigations and proceedings that they had initiated earlier. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which will continue through the period ending January 31, 2002. The expense of settling with these agencies was reflected in the 1998 results of operations. The settlement did not affect the inquiry being conducted by the SEC, nor did it affect possible governmental action against former employees of the Company.

      In April 1998, the SEC advised the Company that it was conducting an inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. On March 13, 2002, the Company reached a settlement with the staff of the SEC to resolve matters arising with respect to the investigation of the Company. Under the settlement, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the three years ended December 31, 1997. Further, the Company agreed to the entry of an order to cease and desist from any such violation in the future. No monetary penalty was assessed.

      The SEC's investigation and settlement focused on alleged fraudulent actions taken by former members of the Company's management. Upon becoming aware of the alleged fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation, which led to the termination of employment of those responsible. IGI cooperated fully with the staff of the SEC and disclosed to the SEC the results of the internal investigation.

      In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA-483 on July 5, 2000. The July 5, 2000 FDA report included several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor, and permanently stopped production and sale of Cerumite on June 1, 2000 and Cardoxin on September 8, 2000. The Company responded to the July 5, 2000 FDA report and prepared the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA returned for a final inspection in June 2001 and provided a summary of findings on August 28, 2001. The FDA report indicated that no objectional conditions were noted and stated that the Company was in compliance. In March 2001, the Company signed a supply agreement to outsource the manufacturing of products for the Companion Pet Products division, and ceased operations at the Companion Pet Products manufacturing facility.

Other Pending Regulatory Matters

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company is cooperating with the authorities and does not expect to incur any material fines or penalties. The Company expensed $160,000 during 2000 which represented the total cost related to the disposal and cleanup process.

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000, of which $282,000 remains accrued as of December 31, 2001. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense during the third quarter of 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's stockholders during the last quarter of 2001.

Executive Officers of the Company

      The following table sets forth (i) the name and age of each executive officer of the Company as of February 22, 2002, (ii) the position with the Company held by each such executive officer and (iii) the principal occupation held by each executive officer for at least the past five years.

                           Officer    Principal Occupation and Other Business
Name                Age     Since       Experience During Past Five Years
----                ---    -------    ---------------------------------------

John F. Ambrose     62      2000      President and Chief Executive Officer
                                      since September 2000.  Vice President
                                      of Sales and Marketing at Digitrace
                                      Care Services of Boston from November
                                      1997 through September 2000.  Vice
                                      President of Field Operations at NMC
                                      Homecare from July 1990 through
                                      November 1996.

Domenic N. Golato   46      2000      Senior Vice President and Chief
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

Officers are elected on an annual basis. Domenic N. Golato has an employment agreement with the Company subject to an annual automatic renewal for a one-year term unless the Company provides Mr. Golato with timely notice of non-renewal as per the terms thereof.

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

      The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange ("AMEX") (symbol: "IG"). In a letter dated November 8, 2001, the AMEX indicated that it would continue the Company's listing pending a review of the Company's Form 10-K for the period ended December 31, 2001. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. The following table shows the range of high and low sale prices on the AMEX for the periods indicated:

                                  High          Low
                                  ----          ---

2000
First quarter                    $3.75        $1.625
Second quarter                   $2.625       $1.125
Third quarter                    $1.6875      $ .9375
Fourth quarter                   $1.25        $ .4375

2001
First quarter                    $ .88        $ .47
Second quarter                   $1.00        $ .45
Third quarter                    $ .71        $ .46
Fourth quarter                   $ .95        $ .52

      The approximate number of holders of record of the Company's Common Stock at March 13, 2002 was 751 (not including stockholders for whom shares are held in a "nominee" or "street" name).

      In connection with the refinancing of the Company's debt with its bank lenders as of October 29, 1999, the Company issued to a new lender, American Capital Strategies, Ltd. ("ACS") warrants to purchase an aggregate of 1,907,543 shares of the Company's Common Stock at an exercise price of $.01 per share. The issuance of the warrants was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The shares issuable upon the exercise of the warrants are subject to registration rights in favor of the lenders, pursuant to the terms of the Subordinated Debt Agreement. No underwriters were involved with this private placement. These warrants contained a right (the "put") to require the Company to repurchase the warrants or the Common Stock acquired upon exercise of such warrants at their then fair market value under certain circumstances, including the earliest to occur of the following: a) October 29, 2004; b) the date of payment in full of the Senior Debt and Subordinated Debt and all senior indebtedness of the Company; or c) the sale of the Company or 30% or more of its assets. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

      On April 12, 2000 ACS amended its loan agreement whereby the put provision was replaced by a "make-whole" feature. The make-whole feature requires the Company to compensate ACS in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants multiplied by the number of shares obtained upon exercise. Fair value of the Common Stock upon exercise is defined as the 30 day average value prior to notice of exercise. ACS must exercise reasonable effort to sell or place its shares in the marketplace over a 180 day period before it can invoke the make-whole provision.

      The Company recorded a non-taxable $1,073,000 provision reflected as interest expense for the mark-to-market adjustment for the fair value of the "put" warrant for the three month period ended March 31, 2000. A non-taxable reduction of interest expense of $1,431,000 was recognized in the second quarter ended June 30, 2000, reflecting a decrease in the fair value of the warrants from April 1 to April 12, 2000. As a result of the April 12, 2000 amendment, the remaining liability at April 12, 2000 of $3,338,000 was reclassified to additional paid-in capital. The April 12, 2000 amendment required the Company to file a shelf registration statement by ACS by October 9, 2000 with respect to resales of shares acquired. On September 30, 2000, ACS granted an extension to December 2000 for the registration statement to be declared effective by the SEC. The registration statement became effective on December 4, 2000.

      As noted above, the make-whole feature requires the Company to compensate ACS for any decrease in value between the date that ACS notifies the Company that they intend to sell some or all of the stock and the date that ACS ultimately disposes of the underlying stock, assuming that such disposition occurs in an orderly fashion over a period of not more than 180 days. The shortfall can be paid using either cash or shares of the Company's Common Stock, at the option of the Company. Due to accounting guidance that was issued in September 2000, the Company has reflected the detachable stock warrants outside of stockholders' deficit as of December 31, 2000 and 2001, since the ability to satisfy the make-whole obligation using shares of the Company's Common Stock is not totally within the Company's control.

                                   Part II

Item 6.  Selected Financial Data

Five-Year Summary of Selected Financial Data (in thousands, except per share information):

                                                                         Year ended December 31,
                                                     ------------------------------------------------------------
                                                       2001         2000         1999         1998         1997
                                                       ----         ----         ----         ----         ----

Statement of Operating Results
Revenues                                             $ 15,898     $ 19,252     $ 20,533     $ 18,352     $ 17,699
Operating profit (loss)                                  (161)        (157)       2,547         (393)        (982)
Loss from continuing operations                        (2,023)      (8,775)      (1,130)      (2,667)      (2,078)
(Loss) income  from discontinued operations *               -       (1,978)        (841)        (362)         870
Gain on disposal of discontinued operations               283          114            -            -            -
Extraordinary gain (loss) from early
 extinguishment of debt                                     -         (630)         387            -            -
Cumulative effect of accounting change                      -         (168)           -            -            -
Net loss                                               (1,740)     (11,437)      (1,584)      (3,029)      (1,208)
(Loss) income per share-basic and diluted:
  From continuing operations                         $   (.18)    $   (.86)    $   (.12)    $   (.28)    $   (.22)
  From discontinued operations                              -         (.19)        (.09)        (.04)         .09
  Gain on disposal of discontinued operations             .03          .01            -            -            -
  Extraordinary gain (loss) from early
   extinguishment of debt                                   -         (.06)         .04            -            -
  Cumulative effect of accounting change                    -         (.02)           -            -            -
  Net loss                                               (.15)       (1.12)        (.17)        (.32)        (.13)

                                                       2001         2000         1999         1998         1997
                                                       ----         ----         ----         ----         ----

Balance Sheet Data
Working capital deficit                              $ (7,868)    $ (8,456)    $ (3,084)    $ (4,378)    $ (1,464)
Total assets                                           10,539       12,387       31,517       30,604       32,560
Short-term debt and notes payable                       9,804        9,785       17,341       19,318       18,857
Long-term debt and notes payable
 (excluding current maturities)**                           -            -            -          408           36
Stockholders' equity (deficit)                         (4,391)      (3,275)       5,533        5,923        8,034
Average number of common and
 common equivalent shares:
  Basic and diluted                                    10,957       10,205        9,605        9,470        9,458

* On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland Laboratories division. The Consolidated Financial Statements of IGI present this segment as a discontinued operation.
** In connection with certain amendments to the Company's debt agreements, the Company has reflected certain debt as short-term debt as of December 31, 2001, 2000 and 1999.

      During February 2002, the Company executed a definitive agreement to sell its Companion Pet Products division. The agreement is subject to shareholder approval. The operating results from this division are included within continuing operations for the periods presented, however, the Company will begin to present results of operations for the Companion Pet Products division as a discontinued operation after the sale occurs in 2002.

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

Results of Operations

      From mid-1997 through 2001, the Company was subject to intense governmental and regulatory scrutiny and was also confronted with a number of material operational issues. These matters have had a materially adverse effect on the Company's financial condition and results of operations, and resulted in the departure of most of the Company's senior management from 1997.

2001 Compared to 2000

      The Company had a net loss attributable to common stock of $1,693,000, or $(.15) per share, in 2001 compared to a net loss attributable to common stock of $11,437,000, or $(1.12) per share, in 2000. Excluding the mark-to-market adjustment for the detachable stock warrants, the Company had a net loss of $1,740,000 for 2001 compared to a net loss of $11,437,000 for 2000. The decrease in the net loss compared to prior year was primarily due to lower operating expenses of $2,975,000 in 2001, a loss from discontinued operations of $1,978,000 and the establishment of an additional valuation allowance for deferred taxes in 2000. This was offset by a reduction in revenues and $1,424,000 of non-recurring charges in 2001.

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and start the clean up. The Company had previously decided that it would outsource the manufacturing for this division during the second quarter of 2001. Due to the environmental situation noted above, the Company accelerated the outsourcing process and executed a supply agreement on March 6, 2001 and ceased manufacturing operations at the facility. During 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $991,000 offset by a grant from the State of New Jersey for $81,000 for a net charge of $910,000 ($91,000 has been reflected as a component of cost of sales, with the remainder reflected as a single line item in the accompanying consolidated statement of operations).

      Total revenues in 2001 were $15,898,000, which represents a decrease of $3,354,000, or 17%, from revenues of $19,252,000 in 2000. The decrease in revenues was due to lower product sales for the Companion Pet Products division and lower product sales and licensing revenues in the Consumer Products division. Companion Pet Products revenues in 2001 amounted to $11,604,000, a decrease of $1,096,000, or 9%, compared to 2000. This decrease was primarily attributable to products the Company ceased selling due to regulatory issues and lower sales to distributors due to the recent economic slowdown. Total Consumer Product revenues in 2001 decreased 34% to $4,294,000, compared to $6,552,000 in 2000. Licensing and royalty income of $1,066,000 in 2001 decreased by $1,387,000 compared to 2000 mainly due to a reduction in one time research and development contracts and Johnson & Johnson royalty income. Product sales decreased by $871,000 primarily due to lower Estee Lauder sales.

      Cost of sales, as a percentage of product sales, decreased from 63% in 2000 to 59% in 2001. The resulting increase in gross profit from 37% in 2000 to 41% in 2001 was primarily attributable to the Companion Pet Products division. Cost of sales for Companion Pet Products as a percentage of product sales decreased from 72% for 2000 to 66% for 2001. This decrease was the result of the write-off of two recalled pet products, consulting and other related costs in assisting Companion Pet Products personnel in properly documenting the manufacturing steps and quality control procedures. Such documentation was required in order to comply with FDA regulations. In 2001, gross profit as a percentage of product sales, increased due to the lack of such expenses and savings from the outsourcing of the manufacturing of Companion Pet Products inventory. Cost of sales for Consumer Products as a percent of product sales remained consistent at 34% in 2000 as compared with 2001.

      Selling, general and administrative expenses decreased $2,658,000, or 33%, from $7,990,000 in 2000. As a percentage of revenues, these expenses were 42% of revenues for 2000 compared to 34% in 2001. Overall expenses decreased due to decreased professional fees, reduced staffing, a reduction in bad debt expense and additional cost saving measures that were implemented during 2000.

      Product development and research expenses decreased $317,000, or 37%, compared to 2000. The decrease is principally related to the departure from the Company of the head of Research and Development. The Company is currently in the process of trying to fill this vacancy.

      Interest expense decreased $621,000, or 23%, from $2,754,000 in 2000 to $2,133,000 in 2001. The decrease in interest was due to the reduction of outstanding debt and lower interest rates, offset by the net adjustment amounting to $358,000 in 2000 related to the mark-to-market adjustment on warrants granted to ACS to purchase 1,907,543 shares of the Company's stock.

      During the year ended December 31, 2001, the Company sold some of its state operating loss carryforwards in exchange for net proceeds of $289,000. The increase in tax expense in 2000 was the result of an additional valuation allowance of $6,448,000 that was recorded during the quarter ended September 30, 2000.

      2000 Compared to 1999

      The Company had a net loss of $11,437,000, or $(1.12) per share, in 2000 compared to a net loss of $1,584,000, or $(.17) per share, in 1999. The increase in the net loss compared to the prior year, was primarily due to the loss from discontinued operations, an extraordinary charge for early extinguishment of debt, decreased revenues and increased cost of sales for the Companion Pet Products division, and the establishment of an additional valuation allowance for deferred taxes.

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

      Cost of sales increased by $1,767,000, or 20%, in 2000 as compared to 1999. As a percentage of revenues, cost of sales increased from 43% in 1999 to 55% in 2000. The resulting decrease in gross profit from 57% in 1999 to 45% in 2000 was the result of one-time charges of $884,000 for consulting and other related costs in assisting Companion Pet Product personnel in properly documenting the manufacturing steps and quality control procedures in order to comply with FDA regulations, $160,000 for hazardous waste removal and $796,000 for Companion Pet Product recall and inventory related reserves.

      Consumer Products cost of sales for 2000 decreased 26% to $1,393,000 compared to 1999 cost of sales of $1,894,000. As a percentage of revenues, cost of sales decreased from 27% in 1999 to 21% in 2000. The decrease in cost of sales and resulting increase in gross profit was due to a change in mix of products sold to products which have high gross margins from the prior year.

      Companion Pet Products cost of sales for 2000 increased $2,268,000 to $9,173,000, compared to 1999 cost of sales of $6,905,000. As a percentage of revenues, cost of sales increased from 51% in 1999 to 72% in 2000. Cost of sales increased in 2000 from 1999 primarily due to the charges discussed above.

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

      Product development and research expenses increased by $185,000, or 28%, compared to 1999. The increase was principally for additional research staff to work on new and existing projects.

      Net interest expense decreased $1,355,000, or 33%, from $4,109,000 in 1999 to $2,754,000 in 2000. The decrease was a result of the amendment of the ACS Subordinated Debt, whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's stock was replaced by a "make-whole" feature. In 2000, the Company recorded a non-taxable interest expense reduction of $358,000, which reflects the decrease in the fair value of the warrants from January 1, 2000 to April 12, 2000, compared to a $854,000 charge for non-taxable interest expense in 1999 that reflected the mark-to-market adjustment for the put provision.

      The increase in tax expense was the result of an additional valuation allowance of $6,448,000 recorded during the quarter ended September 30, 2000. On a quarterly basis, the Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its expectations for the future, and the expiration dates of the net operating loss carryforwards. At September 30, 2000, there were a number of events that were not originally forecasted or expected by the Company, which negatively impacted the earnings and cash flows of the Company. The Company initially expected to receive $17,500,000 on the sale of the Vineland division; the final negotiated price was for approximately $15,000,000 (including assumed liabilities). In addition, the Company projected the Vineland division to generate an operating profit in 2000 but instead it incurred a substantial operating loss, including a third quarter operating loss for the Vineland division through September 15, 2000, the date of the sale of Vineland, of $1,499,000. Also, the Companion Pet Products division, due to the FDA inspection and related inspection report received on July 5, 2000, suspended production and sales of two significant products and incurred substantial consulting fees related to the products that the FDA requested to be recalled. In the third quarter of 2000, the Company decided to permanently discontinue the manufacture and sale of Liquichlor, which had sales of $358,000 and $534,000 in 2000 and 1999, respectively. In addition, the Company was not able to predict when or if it would resume production of Cerumite. The Company's Consumer Products division also generated less profit than was originally projected in 2000. All of the above events had a negative impact on profitability and cash flow and resulted in the Company being in violation of its debt covenants. As a result, the Company concluded that based on its evaluation of the events that have arisen through the fourth quarter of 2000, and its forecast of future operating results, it was more likely than not that it would be unable to realize the deferred tax assets in the foreseeable future.

      Extraordinary loss on the early extinguishment of debt of $630,000 in 2000 relates to the write off of a portion of the deferred financing costs, due to a reduction in the Company's borrowing base under its one of its debt agreements. See Note 10 "Debt" of the Consolidated Financial Statements.

      The cumulative effect of an accounting change of $168,000 in 2000 relates to the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). See Note 5 "Supply and Sublicensing Agreements" of the Consolidated Financial Statements.

Liquidity and Capital Resources

      On October 29, 1999, the Company entered into a senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation ("Fleet") and a subordinated debt agreement ("Subordinated Debt Agreement") with ACS. These agreements enabled the Company to retire approximately $18,600,000 of outstanding debt with its former bank lenders, Fleet Bank, NH, and Mellon Bank, N.A. In connection with the repayment of the loans, the Company's former bank lenders agreed to return to the Company, for cancellation, warrants held by them for the purchase of 810,000 shares of the Company's Common Stock at exercise prices ranging from $2.00 to $3.50. Also, approximately $611,000 of accrued interest was waived by the former bank group and is classified as an extraordinary gain from the early extinguishment of debt in the 1999 Consolidated Statements of Operations. There are two sets of warrants remaining with the former lenders. There are unconditional warrants to purchase 150,000 shares which remain exercisable by Fleet Bank, NH at $2.00 per share and unconditional warrants to purchase 120,000 shares which remain exercisable by Mellon Bank, N.A. at $2.00 per share.

      Upon the sale of the Vineland division in 2000, the amount of debt pursuant to the Senior Debt Agreement was reduced. The Senior Debt Agreement provided for i) a revolving line of credit facility of up to $12,000,000, which was reduced to $5,000,000 after the sale of the Vineland division, based upon qualifying accounts receivable and inventory, ii) a $7,000,000 term loan, which was reduced to $2,700,000 after the sale of the Vineland division, and iii) a $3,000,000 capital expenditures credit facility, which was paid in full and cancelled after the sale of the Vineland division. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25% (5.3% at December 31, 2001). The borrowings under the term loan credit facility bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75% (5.8% at December 31, 2001). Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Upon renegotiation of the covenants for the term loan, Fleet agreed to change the repayment terms to monthly payments starting February 2001. Minimum principal payments owed to Fleet for the years ended December 31, 2002, 2003 and 2004 are $492,000, $592,000 and $1,004,000, respectively.

      Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2.25% which is payable at the Company's election in cash or Company Common Stock. As of December 31, 2001, borrowings under the subordinated notes were $7,353,000, offset by an unamortized debt discount of $1,963,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000.
(See Note 11 "Detachable Stock Warrants" of the Consolidated Financial Statements.)

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

      At December 31, 2001, the Company had balances due of $2,326,000 on the revolving credit facility, $2,088,000 on the term loan and $7,353,000 on the Subordinated Debt Agreement.

      The debt agreements contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. During the first quarter of 2001, the Company renegotiated the covenants with ACS and Fleet for 2001 and forward. The Company was not in compliance with certain covenants as of December 31, 2001, and therefore all debt owed to ACS and Fleet has been presented as current liabilities.

      The Company has experienced recurring losses from operations and has a stockholders' deficit at December 31, 2001. The Company remains highly leveraged and the availability of additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in renegotiating its financial covenants or meeting its financial obligations, a default could result under the Company's loan agreements and any such default, if not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. As of December 31, 2001, the Company had available borrowings under the revolving line of credit facility of $671,000.

      Management's plans with regards to the Company's liquidity issues include an on-going expense reduction program (including the outsourcing of some of its manufacturing capability) and the expansion of the product line produced by its Consumer Products division. In addition the Company has entered into an agreement related to the sale of substantially all assets used in the Companion Pet Products division and the assumption by the buyer of certain liabilities related to the Companion Pet Products division. The transaction, which is subject to shareholder approval, is currently anticipated to close in late April or early May 2002. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash from operations or other sources in order to meet its obligations as they become due. There can be no assurance, however, that management's plan will be successful.

      As noted above, the warrants that were issued to ACS contain a make-whole feature that requires the Company to compensate ACS in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realizes proceeds from the sale of its Common Stock obtained upon exercise of its warrants that are less than the fair value of the Common Stock upon exercise of such warrants multiplied by the number of shares obtained upon exercise. The make-whole provision can be triggered by ACS under certain circumstances, including the earliest to occur of the following: a) October 29, 2004; b) the date of payment in full of the Senior Debt and Subordinated Debt and all senior indebtedness of the Company; or c) the sale of the Company or 30% or more of its assets. The sale of the Companion Pet Products division will cause the make-whole provision to be triggered. The potential impact on the Company of the make-whole provision will not be known until such time as ACS gives notice of its intent to sell the Common Stock.

      The Company's operating activities provided $177,000 of cash during 2001. The cash generated from current operating activities of the Company is the main source of cash flow which funds its current inventory levels and other asset purchases. To supplement its current cash requirements, the Company borrows funds under a revolving credit agreement. The availability of what the Company may borrow is based on its current accounts receivable and inventory levels. A significant reduction of cash generated from current operating activities will negatively affect the ability of the Company to maintain proper inventory levels to fulfill sales orders and pay for operating expenses.

      The Company generated $32,000 of cash in 2001 from investing activities compared to $11,362,000 in 2000. The decrease in the source of cash was primarily due to the decrease in proceeds that were received from the sale of the Vineland division.

      The Company's financing activities used $268,000 of cash in 2001 compared to $7,646,000 in 2000. The decrease in the use of cash was primarily due to a decrease in payments on the Company's debt and revolving credit facility. In addition, the Company received $250,000 in the current year from the issuance of shares under a stock subscription agreement.

Factors Which May Affect Future Results

      The industry segments in which the Company competes are subject to intense competitive pressures. The following sets forth some of the risks which the Company faces.

Intense Competition in Consumer Products Business
-------------------------------------------------

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

Foreign Regulatory and Economic Considerations
----------------------------------------------

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

Rapidly Changing Marketplace for Pet Products
---------------------------------------------

      The emergence of pet superstores, the consolidation of distribution channels into fewer, more powerful companies and the diminishing traditional role of veterinarians in the distribution of pet products could adversely affect the Company's ability to expand its animal health business or to operate at acceptable gross margin levels.

Effect of Rapidly Changing Technologies
---------------------------------------

      The Company expects to sublicense its technologies to third parties, which would manufacture and market products incorporating the technologies. However, if its competitors develop new and improved technologies that are superior to the Company's technologies, its technologies could be less acceptable in the marketplace and therefore the Company's planned technology sublicensing could be materially adversely affected.

Regulatory Considerations
-------------------------

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

Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which will be effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      As of the January 1, 2002 adoption date of SFAS No.142, the Company has unamortized goodwill of approximately $190,000, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $8,400 for 2001 and 2000. The Company does not believe that the adoption of SFAS No. 141 and 142 will have a significant impact on its financial position, results of operation or liquidity.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

      The Company is required to adopt SFAS No. 144 effective January 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

Critical Accounting Policies

Slow Moving and Obsolete Inventory
----------------------------------

      The Company maintains a slow moving and obsolete inventory reserve of $210,000 as of December 31, 2001. The majority of the reserve relates to Companion Pet Products inventory. The Company's management reviews the inventory regularly and estimates appropriate reserves for slow moving or obsolete items based on past and projected sales. In addition, the Company establishes reserves for short dated or out of date products.

Environmental Remediation Liability
-----------------------------------

      On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000, of which $282,000 remains accrued as of December 31, 2001. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense in the third quarter of 2001. Based on information provided to the Company from it's environmental consultant and what is known to date, the Company believes the reserve is sufficient for the future clean up and remediation of the environmental contamination. There is a possibility, however, that the cleanup and remediation costs may exceed the Company's estimates.

Deferred Tax Valuation Allowance
--------------------------------

      During 2001 and 2000, a number of events occurred which negatively impacted the earnings and cash flow of the Company. These events included the sale of the Vineland division for a lesser amount than was originally anticipated, the substantial operating loss incurred by the Vineland division prior to its disposal, and the decrease in operating profits of the Companion Pet Products division due in part to regulatory issues with the FDA and the NJDEP at the Companion Pet Products manufacturing facility. As a result, the Company concluded that it was more likely than not that it will be unable to realize the gross deferred tax assets in the foreseeable future and established a valuation reserve for all such deferred tax assets.

Going Concern
-------------

      The Company has experienced recurring losses from operations and has a stockholders' deficit at December 31, 2001. The Company remains highly leveraged and the availability of additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in renegotiating its financial covenants or meeting its financial obligations, a default could result under the Company's loan agreements and any such default, if not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors.

      Management's plans with regards to the Company's liquidity issues include an on-going expense reduction program (including the outsourcing of some of its manufacturing capability) and the expansion of the product line produced by its Consumer Products division. In addition the Company has entered into an agreement related to the sale of substantially all assets used in the Companion Pet Products division and the assumption by the buyer of certain liabilities related to the Companion Pet Products division. The transaction, which is subject to shareholder approval, is currently anticipated to close in late April or early May 2002. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash from operations or other sources in order to meet its obligations as they become due. There can be no assurance, however, that management's plan will be successful.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The Company's Senior Debt Agreement with Fleet includes a revolving line of credit facility and a term loan. Borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. Borrowings under the term loan bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. Both the prime rate and the London Interbank Offered Rate are subject to fluctuations, which cannot be predicted. Based upon the aggregate amount outstanding under these two facilities as of December 31, 2001, a 100 basis point change in the prime rate or the London Interbank Offered Rate would result in a change in interest charges to the Company of approximately $44,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On November 28, 2000, the Company's Board of Directors approved and the Company notified PricewaterhouseCoopers LLP ("PwC") of its dismissal as the Company's principal independent accountants. During the fiscal year ended December 31, 1999, and for the period from January 1, 2000 through November 28, 2000, there were no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of PwC would have caused them to make reference in their report on the financial statements for such periods. On November 29, 2000, the Company engaged KPMG LLP as its new principal independent auditors.

                                  Part III

Item 10.  Directors and Executive Officers of the Registrant

      A portion of the information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") under the captions "PROPOSAL 1 - Election of Directors" - Nominees for Election as Directors and "Beneficial Ownership Reporting Compliance" which are incorporated herein by this reference. Officers are elected on an annual basis and serve at the discretion of the Board of Directors. The Company expects to file the 2002 Proxy Statement no later than April 29, 2002.

Item 11.  Executive Compensation

      The information required by this item is contained under the captions "EXECUTIVE COMPENSATION," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation and Stock Options" in the Company's 2002 Proxy Statement and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is contained in the Company's 2002 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is contained under the caption "Certain Relationships and Related Transactions" appearing in the Company's 2002 Proxy Statement and is incorporated herein by this reference.

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)   Financial Statements:

            Independent Auditors' Report

            Report of Independent Accountants

            Consolidated Balance Sheets, December 31, 2001 and 2000

            Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

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

      (3)   Exhibits Required to be Filed by Item 601 of Regulation S-K:

            The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K unless incorporated by reference as indicated.

(b)         Report on Form 8-K:

            None.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 15, 2002                  IGI, Inc.

                                       By:  /s/ John F. Ambrose
                                            -------------------------------
                                            John F. Ambrose
                                            President and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

Signatures                   Title                              Date

/s/ John F. Ambrose          President and Chief Executive      March 15, 2002
--------------------------   Officer
John F. Ambrose


/s/ Domenic N. Golato        Senior Vice President,             March 15, 2002
--------------------------   Chief Financial Officer
Domenic N. Golato            (Principal financial officer)


/s/ Stephen J. Morris        Director                           March 15, 2002
--------------------------
Stephen J. Morris


/s/ Kenneth E. Jones         Director                           March 15, 2002
--------------------------
Kenneth E. Jones


/s/ Jane E. Hager            Director                           March 15, 2002
--------------------------
Jane E. Hager


/s/ Constantive L. Hampers   Director                           March 15, 2002
--------------------------
Constantine L. Hampers


/s/ Terrence O'Donnell       Director                           March 15, 2002
--------------------------
Terrence O'Donnell


/s/ Donald W. Joseph         Director                           March 15, 2002
--------------------------
Donald W. Joseph


/s/ Earl Lewis               Director and Chairman of           March 15, 2002
--------------------------   the Board
Earl Lewis

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
IGI, Inc.:

We have audited the accompanying consolidated balance sheets of IGI, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGI, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit as of December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       KPMG LLP

Philadelphia, Pennsylvania
March 1, 2002, except as to
the second paragraph of Note 15,
which is as of March 13, 2002

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of IGI, Inc.:

In our opinion, the consolidated statements of operations, of cash flows and of stockholders' equity (deficit) for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of IGI, Inc. and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page 20 presents fairly, in all material respects, the information set forth therein with respect to the year ended December 31, 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of IGI, Inc. for any period subsequent to December 31, 1999.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements (which appear in IGI, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 1999, which was filed on September 1,
2000), on June 26, 2000, the Company received waivers as to certain debt covenant violations, which waivers expire at the earlier of September 22, 2000, or upon termination of an agreement to sell one of the Company's businesses. The Company expects to complete the sale before September 22, 2000, however the sale of this business is subject to certain contingencies, including approval of the transaction by the Company's shareholders. If the waivers expire, a significant amount of the Company's outstanding debt would be callable. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 8 to the financial statements (which appear in IGI, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 1999, which was filed on September 1, 2000). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
April 12, 2000, except as to Note 8,
which is as of August 18, 2000

                         IGI, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2001 and 2000
           (in thousands, except share and per share information)

                                                                      2001          2000
                                                                      ----          ----

ASSETS
Current assets:
  Cash and cash equivalents                                         $     10      $     69
  Restricted cash                                                          -           102
  Accounts receivable, less allowance for doubtful accounts
   of $259 and $280 in 2001 and 2000, respectively                     1,713         2,482
  Licensing and royalty income receivable                                255           413
  Inventories                                                          3,059         2,585
  Prepaid expenses and other current assets                              260           140
                                                                    ----------------------
      Total current assets                                             5,297         5,791
                                                                    ----------------------
Property, plant and equipment, net                                     4,143         5,343
Deferred financing costs                                                 659           829
Other assets                                                             440           424
                                                                    ----------------------
      Total assets                                                  $ 10,539      $ 12,387
                                                                    ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Revolving credit facility                                         $  2,326      $  2,401
  Current portion of long-term debt                                    7,478         7,384
  Accounts payable                                                     2,071         2,359
  Accrued payroll                                                        134           106
  Accrued interest                                                       111           254
  Other accrued expenses                                               1,033         1,728
  Income taxes payable                                                    12            15
                                                                    ----------------------
      Total current liabilities                                       13,165        14,247
                                                                    ----------------------
Deferred income                                                          620           223
                                                                    ----------------------
      Total liabilities                                               13,785        14,470
                                                                    ----------------------

Detachable stock warrants                                              1,145         1,192

Stockholders' deficit:
  Common stock, $.01 par value, 50,000,000 shares authorized;
   11,243,720 and 10,343,073 shares issued in 2001 and 2000,
   respectively                                                          112           104
  Additional paid-in capital                                          22,230        22,508
  Accumulated deficit                                                (26,733)      (24,993)
Less treasury stock, 0 and 66,698 shares at cost, in 2001
 and 2000, respectively                                                    -          (894)
                                                                    ----------------------
      Total stockholders' deficit                                     (4,391)       (3,275)
                                                                    ----------------------
      Total liabilities and stockholders' deficit                   $ 10,539      $ 12,387
                                                                    ======================

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
            for the years ended December 31, 2001, 2000 and 1999
           (in thousands, except share and per share information)

                                                          2001          2000          1999
                                                          ----          ----          ----

Revenues:
  Sales, net                                            $ 14,832      $ 16,799      $ 18,664
  Licensing and royalty income                             1,066         2,453         1,869
                                                        ------------------------------------
      Total revenues                                      15,898        19,252        20,533

Cost and Expenses:
  Cost of sales                                            8,767        10,566         8,799
  Selling, general and administrative expenses             5,332         7,990         8,519
  Product development and research expenses                  536           853           668
  Non-recurring charges                                    1,424             -             -
                                                        ------------------------------------
Operating profit (loss)                                     (161)         (157)        2,547
Interest expense, net                                      2,133         2,754         4,109
Other income, net                                              -             -            31
                                                        ------------------------------------

Loss from continuing operations before provision
 (benefit) for income taxes and extraordinary item        (2,294)       (2,911)       (1,531)
Provision (benefit) for income taxes                        (271)        5,864          (401)
                                                        ------------------------------------

Loss from continuing operations before extraordinary
 item                                                     (2,023)       (8,775)       (1,130)
                                                        ------------------------------------


Discontinued operations:
  Loss from operations of discontinued business,
   net of tax                                                  -        (1,978)         (841)
  Gain on disposal of discontinued business                  283           114             -
                                                        ------------------------------------
Loss before extraordinary item                            (1,740)      (10,639)       (1,971)
Extraordinary gain (loss) from early extinguishment
 of debt, net of tax                                           -          (630)          387
Cumulative effect of accounting change                         -          (168)            -
                                                        ------------------------------------
Net loss                                                  (1,740)      (11,437)       (1,584)

Mark to market for detachable stock warrants                  47             -             -
                                                        ------------------------------------
Net loss attributable to common stock                   $ (1,693)     $(11,437)     $ (1,584)
                                                        ====================================

Basic and Diluted Loss Per Common Share

  Continuing operations before extraordinary item       $   (.18)     $   (.86)     $   (.12)
  Discontinued operations                                    .03          (.18)         (.09)
                                                        ------------------------------------
                                                            (.15)        (1.04)         (.21)
  Extraordinary gain (loss)                                    -          (.06)          .04
  Cumulative effect of accounting change                       -          (.02)            -
                                                        ------------------------------------
  Net loss                                              $   (.15)     $  (1.12)     $   (.17)
                                                        ====================================

  Weighted average common stock
   outstanding - basic and diluted                    10,956,553    10,204,649     9,604,768

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the years ended December 31, 2001, 2000 and 1999
                               (in thousands)

                                                                  2001          2000          1999
                                                                  ----          ----          ----

Cash flows from operating activities:
  Net loss                                                      $ (1,740)     $(11,437)     $(1,584)
  Reconciliation of net loss to net cash provided
   by (used in) Operating activities:
    Gain on sale of discontinued operations                         (283)         (114)           -
    Depreciation and amortization                                    449           682          738
    Amortization of deferred financing costs and
     debt discount                                                   577           690          123
    Extraordinary (gain) loss on early extinguishment
     of debt, net of tax                                               -           630         (387)
    Non-recurring impairment of long lived asset charges             605             -            -
    Non-recurring charges resulting from EVSCO plant
     shutdown                                                        417             -            -
    Gain on sale of assets                                             -             -          (30)
    Provision for accounts and notes receivable and
     inventories                                                     142           162           60
    Recognition of deferred revenue                                 (135)         (242)        (203)
    Deferred income taxes                                              -         5,850         (407)
    Interest expense related to subordinated note agreements         180           148            -
    Interest expense (income) related to put feature of
     warrants                                                          -          (358)         854
    Warrants issued to lenders under prior extension
     agreements                                                        -             -          223
    Stock based compensation expense:
      Non-employee stock options                                       -            39           49
      Directors' stock issuance                                       79            84          116
  Changes in operating assets and liabilities:
    Restricted cash                                                  102          (102)           -
    Accounts receivable                                              784          (303)         317
    Inventories                                                     (733)        1,244         (698)
    Receivables due under royalty agreements                         158            19            8
    Prepaid expenses and other assets                                (84)          142          292
    Accounts payable and accrued expenses                           (873)           81        1,045
    Deferred revenue                                                 535           220          275
    Short-term notes payable, operating                               -           (408)        (814)
    Income taxes payable                                             (3)             -           (1)
    Discontinued operations - working capital changes
     and non-cash charges                                             -         (1,090)         407
                                                                -----------------------------------
Net cash provided by (used in) operating activities                 177         (4,063)         383
                                                                -----------------------------------
Cash flows from investing activities:
  Capital expenditures                                             (219)          (237)        (280)
  Capital expenditures for discontinued operations                    -           (315)        (784)
  Proceeds from sale of assets                                      151              -           40
  (Increase) decrease in other assets                              (137)           (86)          25
  Proceeds from sale of discontinued operations                     237         12,000            -
                                                                -----------------------------------
Net cash provided by (used in) investing activities                  32         11,362         (999)
                                                                -----------------------------------
Cash flows from financing activities:
  Borrowings under term loan and capital expenditures
   facility                                                           -            257        7,000
  Borrowings under Subordinated Note agreement, net
   of discount                                                        -              -        4,158
  Cash proceeds from issuance of warrants to lenders                  -              -        2,842
  Borrowings under revolving credit agreement                    18,787         33,413       11,584
  Repayment of revolving credit agreement                       (18,862)       (36,720)      (5,876)
  Repayment of debt                                                (517)        (4,652)     (18,657)
  Payment of deferred financing costs                                 -            (65)      (1,659)
  Proceeds from issuance of shares under stock
   subscription agreement                                           250              -            -
  Proceeds from exercise of common stock options
   and purchase of common stock                                      74            121            -
  Change in book overdraft                                            -              -          572
                                                                -----------------------------------
Net cash used in financing activities                              (268)        (7,646)         (36)
                                                                -----------------------------------
Net decrease in cash and cash equivalents                           (59)          (347)        (652)
Cash and cash equivalents at beginning of year                       69            416        1,068
                                                                -----------------------------------
Cash and cash equivalents at end of year                       $     10       $     69      $   416
                                                               ====================================

Supplemental cash flow information:
  Cash payments for interest                                   $    968       $    757      $ 2,153
  Cash receipt for taxes                                            268              -            1

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            for the years ended December 31, 2001, 2000 and 1999
                  (in thousands, except share information)

                                                        Common Stock      Additional                                  Total
                                                     ------------------    Paid-In     Accumulated   Treasury      Stockholders'
                                                       Shares    Amount    Capital       Deficit      Stock      Equity (Deficit)
                                                       ------    ------   ----------   -----------   --------    -----------------

Balance, January 1, 1999                             9,648,931    $ 97     $ 19,961     $(11,972)    $ (2,163)       $  5,923

Issuance of stock pursuant to Directors'
 Stock Plan                                             66,509       1          115                                       116
Partial settlement of amounts due to former
 officer in lieu of cash                               417,744       4          720                                       724
Value of stock options issued to non-employees                                   49                                        49
Value of warrants issued under second extension
 agreement                                                                      223                                       223
Issuance of stock to 401(k) plan                                               (440)                      522              82
Net loss                                                                                  (1,584)                      (1,584)
                                                    -------------------------------------------------------------------------
Balance, December 31, 1999                          10,133,184     102       20,628      (13,556)      (1,641)          5,533

Issuance of stock pursuant to Directors'
 Stock Plan                                             50,398       1           83                                        84
Value of stock options issued to non-employees                                   39                                        39
Amendment to detachable stock warrants to
 remove put feature                                                           3,338                                     3,338
Reclassification of detachable stock warrants                                (1,192)                                   (1,192)
Issuance of stock to 401(k) plan                                               (670)                      747              77
Litigation settlement costs                             35,000                   48                                        48
Partial settlement of amounts due to former
 officer in lieu of cash                                63,448       1          114                                       115
Stock options exercised                                 34,125                   83                                        83
Employee stock purchase plan                            26,918                   37                                        37
Net loss                                                                                 (11,437)                     (11,437)
                                                    -------------------------------------------------------------------------
Balance, December 31, 2000                          10,343,073     104       22,508      (24,993)        (894)         (3,275)

Issuance of stock pursuant to Directors'
 Stock Plan                                            129,989       1           78                                        79
Settlement of amounts due to former officer
 in lieu of cash                                       125,625       1          128                                       129
Issuance of stock to 401(k) plan                                               (849)                      894              45
Stock options exercised                                 80,000       1           39                                        40
Employee stock purchase plan                            65,033                   34                                        34
Adjustment of detachable stock warrants                                          47                                        47
Issuance of stock pursuant to stock subscription
 agreement                                             500,000       5          245                                       250
Net loss                                                                                  (1,740)                      (1,740)
                                                    -------------------------------------------------------------------------
Balance, December 31, 2001                          11,243,720    $112     $ 22,230     $(26,733)    $      -        $ (4,391)
                                                    =========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      Nature of the Business

      IGI, Inc. ("IGI" or the "Company") is a diversified company that is currently engaged in two business segments. During 2000, the Company sold its Vineland division, which produced and marketed poultry vaccines and related products. The two ongoing business segments as of December 31, 2001 are:

      *     Consumer Products

      IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome(R) microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies. Revenues from the Company's Consumer Products business are principally based on formulations using the Novasome(R) microencapsulation technology.

      Estee Lauder, a significant customer of the Consumer Products division, accounted for $2,725,000 or 17% of 2001 revenues, $3,692,000 or 19% of 2000 revenues, and $4,237,000 or 21% of 1999 revenues.

      *     Companion Pet Products

      The Companion Pet Products division sells its products to the veterinarian market under the EVSCO Pharmaceuticals trade name and to the over-the-counter ("OTC") pet products market under the Tomlyn and Luv'Em labels.

      EVSCO products are sold through distributors to veterinarians. The EVSCO line of veterinary products is used by veterinarians in caring for dogs and cats, and includes pharmaceuticals such as antibiotics, anti-inflammatories and cardiac drugs, as well as nutritional supplements, vitamins, insecticides and diagnostics. Product forms include gel, tablets, creams, liquids, ointments, powders, emulsions, shampoos and grooming aids.

      The Tomlyn product line includes pet grooming, nutritional and therapeutic products, such as shampoos, grooming aids, vitamin and mineral supplements, insecticides and OTC medications. The products are sold directly to pet superstores and through distributors to independent merchandising chains, shops and kennels. Most of the Company's veterinary products are sold through distributors.

      On February 7, 2002, the Company announced that it had entered into a definitive agreement for the sale of substantially all of the assets of its Companion Pet Products division to Vetoquinol U.S.A., Inc., an affiliate of Vetoquinol, S.A. of Lure, France. Under the terms of the agreement, the Company will receive at closing cash consideration of $16,700,000. In addition, specified liabilities of the Company's Companion Pet Products division will be assumed by Vetoquinol U.S.A. The cash consideration is subject to certain post-closing adjustments.

      The transaction also contemplates a sublicense by the Company to Vetoquinol U.S.A. of specified rights relating to the patented Novasome(R) microencapsulation technology for use in specified products and product lines in the animal health business, as well as a supply relationship under which the Company will supply to Vetoquinol U.S.A. certain products relating to the patented Novasome(R) microencapsulation technology.

      The closing of the transactions contemplated by the agreement is subject to the authorization of the Company's stockholders and other customary closing conditions. The Company anticipates recording a significant gain upon the closing of the transactions. The Company will account for the Companion Pet Product division as a discontinued operation after shareholder approval has been obtained.

      Principles of Consolidation

      The consolidated financial statements include the accounts of IGI, Inc. and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Cash Equivalents

      Cash equivalents consist of short-term investments, which, at the date of purchase, have maturities of 90 days or less.

      Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable. The Company limits credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with two high credit quality financial institutions. Accounts receivable includes customers in several key geographic areas, such as Thailand, Korea, Japan and other Far Eastern countries. These countries have from time to time experienced varying degrees of political unrest and currency instability. Because of the volume of business transacted by the Company in these areas, continuation or recurrence of such unrest or instability could adversely affect the businesses of its customers in these areas or the Company's ability to collect its receivables from such customers, which in either case could adversely impact the Company's future operating results. In order to minimize risk, the Company maintains credit insurance for the majority of its international accounts receivable and all sales are denominated in U.S. dollars to minimize currency fluctuation risk.

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

      Other Assets and Deferred Financing Costs

      Other assets include cost in excess of net assets acquired of $325,000, related to the Company's 1994 acquisition of a petcare business, which is being amortized on a straight-line basis over 40 years. At December 31, 2001, goodwill, net of amortization, was $190,000. Deferred financing costs include fees paid to the lenders and external legal counsel to assist the Company in obtaining new financing. These costs are being amortized over the term of the related debt.

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

      Income Taxes

      The Company records income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to operating loss and tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of future deferred tax assets.

      Stock-Based Compensation

      Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method). Such amount, if any, is accrued over the related vesting period, as appropriate. Since the Company uses the intrinsic value method, it makes pro forma disclosures of net loss and loss per share as if the fair-value based method of accounting had been applied.

      Financial Instruments

      The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value based on their short duration. The carrying value of the revolving credit facility and long-term debt approximates their fair value based on rates offered to companies with similar financial circumstances.

      Revenue Recognition

      Sales, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of products. Revenues earned under research contracts or sublicensing and supply agreements are either recognized when the related contract provisions are met, or, if under such contracts or agreements the Company has continuing obligations, the revenue is initially deferred and then recognized over the life of the agreement.

      Product Development and Research

      The Company's research and development costs are expensed as incurred.

      Net Loss per Common Share

      Basic net loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed using the weighted average number of shares of Common Stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the Company's net loss for the years ended December 31, 2001, 2000 and 1999, the effect of the Company's potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of Common Shares outstanding and net loss per Common Share are the same. Potentially dilutive common stock equivalents which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 4,880,543 for 2001, 4,997,869 for 2000, and 5,424,743 for 1999.

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

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for excess and obsolete inventories, allowances for doubtful accounts and other assets, provisions for income taxes and related deferred tax asset valuation allowances, and accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

      Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which will be effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

      As of the January 1, 2002 adoption date of SFAS No.142, unamortized goodwill of approximately $190,000 will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $8,400 for the year ended December 31, 2001. The Company does not believe that SFAS No. 141 and 142 will have a significant impact on its financial position, results of operation or liquidity.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

      The Company is required to adopt SFAS No. 144 effective January 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

2.    Going Concern

      The consolidated financial statements have been prepared on the going-concern basis of accounting, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has experienced recurring losses from operations, and has negative working capital and a stockholders' deficit as of December 31, 2001. The Company is currently highly leveraged, and the availability of alternative funding sources is limited. If the Company's operating results deteriorate or the Company is not successful in renegotiating its financial covenants, default could result under the existing loan agreements. Any such default that is not resolved could result in the curtailment of certain of the Company's business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors.

      Management's plans with regards to the Company's liquidity issues include an on-going expense reduction program (including the outsourcing of some of its manufacturing capability) and the expansion of the product line produced by its Consumer Products division. In addition, as described in
Note 1, the Company has entered into an agreement related to the sale of substantially all assets used in the Companion Pet Products division and the assumption by the buyer of certain liabilities related to the Companion Pet

Products division. The transaction, which is subject to shareholder approval, is currently anticipated to close in late April or early May 2002. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash from operations or other sources in order to meet its obligations as they become due. There can be no assurance, however, that management's plan will be successful.

3.    Discontinued Operations

      On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, which produced and marketed poultry vaccines and related products. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. In March 2001, the Company negotiated a resolution and received approximately $237,000 of the escrowed funds. In addition, the Company reduced an accrual by $46,000 for costs related to the sale. The Company's results reflect a $283,000 and $114,000 gain on the sale of the Vineland division for the years ended December 31, 2001 and 2000, respectively. The Vineland division incurred an operating loss of $1,978,000 and $841,000 for the years ended December 31, 2000 and 1999, respectively.

4.    Non-recurring Charges

      In the first quarter of 2001, the Company for various business reasons decided to outsource the manufacturing for the Companion Pet Products division. The Company reached its decision to accelerate the outsourcing process (originally anticipated to be completed by June 2001) due primarily to the discovery on March 2, 2001 of the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site, at which time the Company ceased its manufacturing operations at the facility. On March 6, 2001, the Company signed a supply agreement with a third party to manufacture products for the Companion Pet Products division. On March 8, 2001, the Company terminated the employment of the manufacturing personnel only at this facility.

      During 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $991,000 offset by a grant from the State of New Jersey for $81,000 for a net charge of $910,000 ($91,000 has been reflected as a component of cost of sales, with the remainder reflected as a single line item in the accompanying consolidated statement of operations). The Company applied to the New Jersey Economic and Development Authority (NJEDA) and the New Jersey Department of Environmental Protection (NJDEP) for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded a $81,000 grant and a $246,000 loan. The $81,000 grant was received in the third quarter of 2001. The loan, which will require monthly principal payments, has a term of ten years at a rate of interest of the Federal discount rate at the date of the closing with a floor of 5%. The Company received the funding from the loan during the first quarter of 2002.

      During September 2001, the Company committed to a plan of sale for its
corporate office building.   An impairment charge of $605,000 was recorded
in the third quarter of 2001 to reflect the difference between the selling price, less related selling costs, and the net book value of the building. The Company sold the building during February 2002.

      The composition and activity of the non-recurring charges are as follows (amounts in thousands):

                                                        Reduction of       Cash          Net accrual at
Description                                   Amount       assets       expenditures    December 31, 2001
-----------                                  -------    ------------    ------------    -----------------

Impairment of property and equipment         $  314       $  (314)         $   -              $  -
Environmental clean up costs,
 net of State grant                             469             -           (187)              282
Impairment of corporate office building         605          (605)             -                 -
Write off of inventory                           91           (91)             -                 -
Plant shutdown costs                             21           (11)           (10)                -
Severance                                        15             -            (15)                -
                                             -----------------------------------------------------
                                             $1,515       $(1,021)         $(212)             $282
                                             =====================================================

5.    Supply and Sublicensing Agreements

      In December 1998, the Company entered into a ten-year supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provided that Genesis would pay the Company, in four equal annual installment payments, a $1,000,000 trademark and technology transfer fee which would be recognized as revenue over the life of the agreement. In addition, Genesis agreed to pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. Genesis also purchased WellSkin(TM) inventory and associated marketing materials for $200,000. The Company recognized $541,000 and $280,000 of income related to this agreement for the years ended December 31, 2000 and 1999, respectively.

      On February 14, 2001, the agreement with Genesis was terminated and replaced with a new manufacturing and supply agreement and an assignment of the trademark for the WellSkin(TM) line of skin care products. The manufacturing and supply agreement expires on December 13, 2005 and contains two ten-year renewal options. The Company received a lump sum payment of $525,000 for the assignment of the trademark, which will be recognized ratably over the term of the arrangement. The Company recognized $105,000 of income related to this agreement for the year ended December 31, 2001.

      The Company entered into a ten-year sublicense agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a sublicense to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties to the Company on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $856,000, $1,487,000 and $1,210,000 of royalty income related to this agreement for the years ended December 31, 2001, 2000 and 1999, respectively.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide rights for the use of the Novasome(R) technology for certain products and distribution channels. The agreement provided for an up-front sublicense fee of $150,000. In addition, the agreement provided for additional payments of $50,000 in June 1999, October 1999 and June 2000, as well as future royalty payments based on JJM's sales of sublicensed products. The Company assessed the impact of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", on this agreement, and recorded a cumulative adjustment of $168,000 as of January 1, 2000. The cumulative adjustment relates to the recognition of the up-front sublicense fee and the three $50,000 payments over the estimated economic life of the agreement. The Company recognized $105,000, $55,000 and $126,000 of income from this agreement for the years ended December 31, 2001, 2000 and 1999, respectively.

      In January 2000, the Company entered into a Feasibility and Option Agreement with Church & Dwight Co., Inc. The agreement provided that the Company would develop stable Novasome(R) systems for use in oral care applications. The Company completed its obligation in 2000, and provided the product to Church & Dwight, who tested the stability, efficiency and consumer acceptance of the product. The Company recognized $0 and $60,000 of income related to the agreement for the years ended December 31, 2001 and 2000, respectively. If Church & Dwight chooses to proceed with this product, the Company will need to enter into a definitive sublicense and supply agreement with Church & Dwight.

      In January 2000, the Company also entered into an agreement with Fujisawa Pharmaceutical, Co. Ltd. The purpose of this agreement was for IGI to incorporate its Novasome(R) technology into a new formulation of their topical products. This project was completed in stages with amounts being paid to the Company with the successful completion of each stage. The agreement was in effect for a 15 month period. The Company recognized $0 and $250,000 of income relating to this product for the years ended December 31, 2001 and 2000, respectively.

      In July 2001, the Company entered into a Research, Development and Manufacturing Agreement with Prime Pharmaceutical Corporation ("Prime"). The purpose of the agreement was to develop a facial lotion, facial creme and scalp treatment for the treatment of psoriasis. The project has been completed in stages with amounts being paid to the Company with the successful completion of each stage. In addition, the Company has agreed to rebate $3.60 per kilogram for the first 12,500 kilograms of product manufactured for and sold to Prime. The Company recognized $40,000 of income related to the project in 2001.

6.    Supplemental Cash Flow Information

      During the years ended December 31, 2001, 2000, and 1999 the Company had the following non-cash financing and investing activities:


                                                             2001      2000      1999
                                                             ----      ----      ----
                                                                  (in thousands)

Issuance of stock to settle amounts due to former
 officer (see Note 17)                                        129       115       724
Issuance of stock for litigation settlement                     -        48         -
Issuance of stock to 401(k) plan                               45        77        82
Issuance of Subordinated Note for interest (see Note 10)      205       148         -
Mark to market adjustment on warrants                          47         -         -
Issuance of stock pursuant to Directors' Stock Plan            79        84       116

7.    Inventories

      Inventories as of December 31, 2001 and 2000 consisted of:

                           2001        2000
                           ----        ----
                            (in thousands)

Finished goods            $2,177      $1,458
Raw materials                882       1,127
                          ------------------
                          $3,059      $2,585
                          ==================

      The above amounts are net of reserves for obsolete and slow moving inventory of $210,000 and $300,000 as of December 31, 2001 and 2000, respectively.

8.    Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 31, 2001 and 2000 consisted of:

                                               2001         2000
                                               ----         ----
                                                 (in thousands)

Land                                         $   300      $   338
Buildings                                      4,485        5,569
Machinery and equipment                        2,456        4,657
                                             --------------------
                                               7,241       10,564
    Less accumulated depreciation             (3,098)      (5,221)
                                             --------------------
    Property, plant and equipment, net       $ 4,143      $ 5,343
                                             ====================

      The Company recorded depreciation expense related to continuing operations of $367,000, $627,000 and $598,000 in 2001, 2000 and 1999,
respectively.


9.    Notes Payable

      The Company issued a $200,000 promissory note to another entity in December 1998. The note, which bore interest at a rate of 11%, was paid in December 1999. The Company also issued another promissory note to this entity for $608,000, which bore interest at 11%. Principal and interest amounts were payable semi-annually; the Company made the first payment of $200,000 in December 1999 and the remaining $408,000 was paid in 2000.

10.   Debt

      Debt as of December 31, 2001 and 2000 consisted of:

                                                                       2001         2000
                                                                       ----         ----
                                                                         (in thousands)

Revolving credit facility                                            $ 2,326      $ 2,401
Term loan under Senior Debt Agreement                                  2,088        2,605
Notes under Subordinated Debt Agreement                                7,353        7,148
                                                                     --------------------
                                                                      11,767       12,154
Less unamortized debt discount under Subordinated Debt
 Agreement (see Note 11)                                               1,963        2,369
                                                                     --------------------
Revolving credit facility and current portion of long-term debt      $ 9,804      $ 9,785
                                                                     ====================

      According to the revised terms of the debt agreements, aggregate annual principal payments due on debt for the years subsequent to December 31, 2001 are as follows:

      Year                   (in thousands)
      ----                   --------------

      2002                      $   492
      2003                          592
      2004                        3,330
      2005                            0
      2006 and thereafter         7,353
                                -------
                                $11,767
                                =======

      On October 29, 1999, the Company entered into a $22,000,000 senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation ("Fleet Capital") and a $7,000,000 subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, Ltd. ("ACS"). To secure all of its obligations under these agreements, the Company granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries.

      These agreements enabled the Company to retire approximately $18,600,000 of outstanding debt with its former bank lenders, Fleet Bank, NH, and Mellon Bank, N.A. In connection with the repayment of the loans, the Company's former bank lenders agreed to return to the Company, for cancellation, warrants held by them for the purchase of 810,000 shares of the Company's Common Stock at exercise prices ranging from $2.00 to $3.50. Also, approximately $611,000 of accrued interest was waived by the former bank group and is classified as an extraordinary gain from the early extinguishment of debt in the 1999 Consolidated Statement of Operations.

      Upon the sale of the Vineland division in 2000, the amount of debt pursuant to the Senior Debt Agreement was reduced. The Senior Debt Agreement provided for i) a revolving line of credit facility of up to $12,000,000, which was reduced to $5,000,000 after the sale of the Vineland division, based upon qualifying accounts receivable and inventory, ii) a $7,000,000 term loan, which was reduced to $2,700,000 after the sale of the Vineland division, and iii) a $3,000,000 capital expenditures credit facility, which was paid in full and cancelled after the sale of the Vineland division. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25% (5.3% at December 31, 2001). The borrowings under the term loan credit facility bear interest at the prime rate plus 1.5% or the London
Interbank Offered Rate plus 3.75% (5.8% at December 31, 2001).   As of
December 31, 2001, borrowings under the revolving line of credit and term loan were $2,326,000 and $2,088,000, respectively. Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet Capital to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Upon renegotiation of the covenants for the term loan, Fleet Capital agreed to change the repayment terms to monthly payments starting February 2001. Minimum principal payments owed to Fleet Capital for the years ended December 31, 2002, 2003 and 2004 are $492,000, $592,000 and $1,004,000, respectively.

      Borrowings under the Subordinated Debt Agreement bear interest, payable monthly, at the rate of 12.5%, ("cash portion of interest on subordinated debt"), plus an additional interest component at the rate of 2.25%, ("additional interest component") which is payable at the Company's election in cash or in Company Common Stock; if not paid in this fashion, the additional interest component is capitalized to the principal amount of the debt. Borrowings under the subordinated notes were $7,353,000, offset by unamortized debt discount of $1,963,000, as of December 31, 2001 and $7,148,000, offset by unamortized debt discount of $2,369,000, as of December 31, 2000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement, ACS received warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share (see Note 11, "Detachable Stock Warrants").

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

      The Senior Debt Agreement and the Subordinated Debt Agreement, as amended, contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. Due to the Company's non-compliance as of December 31, 2001 with certain of the covenants, the Company has classified all debt owed to ACS and Fleet Capital as current liabilities.

11.   Detachable Stock Warrants

      In connection with the October 29, 1999 refinancing, specifically the $7,000,000 Subordinated Debt Agreement, the Company issued warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share to ACS.

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

      The warrants issued to ACS were valued at issuance date utilizing the Black-Scholes model and initially recorded as a liability of $2,842,000. A corresponding debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which includes principal of $7,000,000 and the initial warrant liability of $2,842,000. The debt discount is being amortized to interest expense over the term of the Subordinated Debt Agreement. The Company recognized $358,000 of non-taxable interest income, and $854,000 of non-deductible interest expense for the years ended December 31, 2000 and 1999, respectively, associated with the mark-to-market adjustment of the warrants.

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

      As noted above, the make-whole feature requires the Company to compensate ACS for any decrease in value between the date that ACS notifies the Company that they intend to sell some or all of the stock and the date that ACS ultimately disposes the underlying stock, assuming that such disposition occurs in an orderly fashion over a period of not more than 180 days. The shortfall can be paid using either cash or shares of the Company's Common Stock, at the option of the Company. Due to accounting guidance that was issued in September 2000, the Company has reflected the detachable stock warrants outside of stockholders' deficit as of December 31, 2001 and 2000, since the ability to satisfy the make-whole obligation using shares of the Company's Common Stock is not totally within the Company's control.

12.   Stock Options, Warrants and Common Stock

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

      In October 1998, the Company adopted the 1998 Directors Stock Plan. Under this plan, 200,000 shares of the Company's Common Stock are reserved for issuance to non-employee directors, in lieu of payment of directors' fees in cash. In 2001, 2000 and 1999, 129,989, 50,398 and 66,509 shares of
Common Stock were issued as consideration for directors' fees, respectively. The Company recognized $79,000, $84,000 and $116,000 of expense related to these shares during the years ended December 31, 2001, 2000 and 1999, respectively.

      In December 1998, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan ("ESPP"). An aggregate of 300,000 shares of Common Stock may be issued pursuant to the ESPP. All employees of the Company and its subsidiaries, including officers or directors who are also an employee, are eligible to participate in the ESPP. Shares under this plan are available for purchase at 85% of the fair market value of the Company's stock on the first or last day of the offering period, whichever is lower. The ESPP is implemented through offerings; the first offering commenced August 26, 1999 and terminated December 31, 1999. The Company issued 26,918 shares pursuant to this initial offering. Each offering thereafter begins on the first day of each year and ends on the last day of each year. The Company issued 65,033 shares in 2001 under the ESPP and anticipates issuing approximately 31,000 shares in 2002 for the 2001 plan year.

      In March 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan ("1999 Plan"). The 1999 Plan replaced all previously authorized stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 1,200,000 shares of Common Stock. A total of 1,076,250 options (net of cancellations), having a maximum term of 10 years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant.

      In September 1999, the Company's Board of Directors approved the 1999 Director Stock Option Plan. The 1999 Director Stock Option Plan provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 675,000 shares have been approved and authorized for issuance pursuant to this plan. In May of 2001, additional 800,000 shares were approved for issuance under this plan, bringing the total to 1,475,000 available for issue under this plan. A total of 775,000 options have been granted to non-employee directors through December 31, 2001. The options granted under the 1999 Director Stock Option Plan vest in full twelve months after their respective grant dates and have a maximum term of ten years.

      Stock option transactions in each of the past three years under the aforementioned plans in total were:

                                        1989, 1991 and 1999 Plans
                              ----------------------------------------------
                                                                 Weighted
                               Shares       Price Per Share    Average Price
                               ------       ---------------    -------------

January 1, 1999 shares
  Under option                1,973,665      $1.94 - $9.88        $4.68
  Granted                     1,447,000      $1.56 - $2.00        $1.62
  Exercised                       -                -
  Cancelled                    (173,465)     $2.00 - $8.58        $3.67
                             ----------
December 31, 1999 shares
  Under option                3,247,200      $1.56 - $9.88        $3.37
  Granted                       629,700      $ .50 - $2.75        $1.15
  Exercised                     (34,125)     $2.00 - $2.44        $2.42
  Cancelled                  (1,022,449)     $1.56 - $9.88        $1.92
                             ----------
December 31, 2000 shares
  Under option                2,820,326      $ .50 - $8.58        $2.87
  Granted                     1,002,000      $ .52 - $ .80        $ .70
  Exercised                     (80,000)     $ .50                $ .50
  Cancelled                  (1,039,326)     $ .50 - $8.58        $2.08
                             ----------
December 31, 2001 shares
  Under option                2,703,000      $ .50 - $8.58        $2.30
                             ==========
Exercisable options at:
  December 31, 1999           1,909,866                           $4.52
                             ==========                           =====
  December 31, 2000           2,149,268                           $3.32
                             ==========                           =====
  December 31, 2001           1,705,942                           $3.21
                             ==========                           =====

      The Company uses the intrinsic value method to account for stock options issued to employees and to directors. The Company uses the fair value method to account for stock options issued to consultants. The Company has recorded compensation expense of $0, $39,000 and $49,000 in 2001, 2000 and 1999, respectively, for options granted to consultants.

      If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma loss amounts indicated below:


                                    2001           2000            1999
                                    ----           ----            ----
                                (in thousands, except per share information)

Net loss - as reported            $(1,693)       $(11,437)       $(1,584)
Net loss - pro forma               (2,146)        (12,521)        (1,943)
Loss per share - as reported
Basic and diluted                 $  (.15)       $  (1.12)       $  (.17)
Loss per share - pro forma
Basic and diluted                 $  (.20)       $  (1.23)       $  (.21)

      The pro forma information has been determined as if the Company had accounted for its employee and director stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999:


        Assumptions                  2001             2000              1999
        -----------                  ----             ----              ----

Dividend yield                            0%               0%                0%
Risk free interest rate        4.45% - 5.30%    5.33% - 6.74%     4.93% -  6.36%
Estimated volatility factor          217.19%          216.07%    59.52% - 63.73%
Expected life                        7 years          7 years        6 - 9 years

      The following table summarizes information concerning outstanding and exercisable options as of December 31, 2001:


                           Options Outstanding              Options Exercisable
                  -------------------------------------    ---------------------
                                 Weighted      Weighted                 Weighted
                                 Average       Average                  Average
   Range of       Number of     Remaining      Exercise    Number of    Exercise
Exercise Price     Options     Life (Years)     Price       Options       Price
--------------    ---------    ------------    --------    ---------    --------

$ .50 to $ .99    1,057,000        9.46         $ .68        100,000     $ .51
$1.00 to $1.99      776,750        7.92         $1.62        747,128     $1.62
$2.00 to $2.99      332,250        4.56         $2.31        322,314     $2.30
$3.00 to $3.99       67,000        6.08         $3.67         66,500     $3.68
$4.00 to $4.99            -           -             -
$5.00 to $5.99      140,000        3.94         $5.76        140,000     $5.76
$6.00 to $6.99      180,000        3.40         $6.67        180,000     $6.67
$7.00 to $7.99       60,000        2.46         $7.78         60,000     $7.78
$8.00 to $8.58       90,000        3.41         $8.43         90,000     $8.43
                  ---------                                ---------
$ .50 to $8.58    2,703,000        7.29         $2.30      1,705,942     $3.21
                  =========                                =========

      In addition to the stock options disclosed above, the Company granted a warrant to purchase 150,000 shares of the Company's Common Stock to an investment banking company during June 2000 as consideration for professional services. The warrant is fully vested and exercisable for five years from the date of grant at $1.375 per share, the fair market value on the date of grant. The fair value of the warrant was estimated to be $206,000 based on the Black-Scholes option-pricing model. The full amount was expensed during 2000. The Company has included the fair value of the warrant in other accrued expenses at December 31, 2001 and 2000, pending exercise of the warrant.

      In 2001, the Company issued 500,000 shares to a private investor in exchange for $250,000, pursuant to a stock subscription agreement. The value received per share approximated the quoted value of the common stock at the time of the sale.

13.   Income Taxes

      Total tax provision (benefit) for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                  2001      2000      1999
                                                  ----      ----      ----
                                                       (in thousands)

Loss from continuing operations                  $(271)    $5,864    $(401)
Loss from operations of discontinued business        -          -     (200)
Extraordinary item                                   -          -      224
                                                 -------------------------
Total tax provision (benefit)                    $(271)    $5,864    $(377)
                                                 =========================

      The provision (benefit) for income taxes attributable to loss from continuing operations before income taxes and extraordinary items included in the Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                  2001      2000      1999
                                                  ----      ----      ----
                                                       (in thousands)

Current tax expense (benefit):
  Federal                                        $   -     $    -    $   -
  State and local                                 (271)        14        6
                                                 -------------------------
Total current tax expense                         (271)        14        6
                                                 -------------------------
Deferred tax expense (benefit)
  Federal                                            -      5,133     (337)
  State and local                                    -        717      (70)
                                                 -------------------------
Total deferred tax expense (benefit)                 -      5,850     (407)
                                                 -------------------------
     Total expense (benefit) for income taxes    $(271)    $5,864    $(401)
                                                 =========================

      During the year ended December 31, 2001, the Company sold some of its New Jersey operating loss carryforwards in exchange for net proceeds of $289,000.

      The provision (benefit) for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations before extraordinary items as a result of the following:


                                                  2001      2000      1999
                                                  ----      ----      ----
                                                       (in thousands)

Statutory benefit                                $(688)    $ (972)   $(521)
Non-deductible/taxable interest relating to
 mark-to-market of put warrants (see Note 11)        -       (122)     290
Other non-deductible expenses                       12         36       48
State income taxes, net of federal benefit        (179)       482      (42)
Research and development tax credits                 -        (23)     (19)
(Decrease) increase in valuation allowance         584      6,459     (106)
Other, net                                           -          4      (51)
                                                 -------------------------
                                                 $(271)    $5,864    $(401)
                                                 =========================

      Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2001 and 2000, consisted of the following:


                                                  2001       2000
                                                  ----       ----
                                                   (in thousands)

Property, plant and equipment                    $  145     $  (88)
Prepaid license agreement                           762      1,016
Deferred royalty payments                           236          1
Tax operating loss carryforwards                  6,584      6,637
Tax credit carryforwards                            726        711
Reserves                                            254        331
Inventory                                           178        158
Non-employee stock options                          168        179
Other future deductible temporary differences       573        476
Other future taxable temporary differences          (32)       (40)
                                                 -----------------
                                                  9,594      9,471
Less:  valuation allowance                       (9,594)    (9,471)
                                                 -----------------
Deferred taxes, net                              $    -     $    -
                                                 =================

      The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its plan to sell the benefit of certain state net operating losses, its expectations for the future, and the expiration dates of the net operating loss carryforwards. During 2001 and 2000, a number of events occurred which negatively impacted the earnings and cash flow of the Company and will continue to impact the Company in the future. These events included the sale of the Vineland division for a lesser amount than was originally anticipated, the substantial operating loss incurred by the Vineland division prior to its disposal, and the decrease in the operating profits of the Companion Pet Product division in 2000, due in part to regulatory issues with the FDA and the NJDEP at the Companion Pet Product manufacturing facility. As a result, the Company has concluded that it is more likely than not that it will be unable to realize the gross deferred tax assets in the foreseeable future and has established a valuation reserve for all such deferred tax assets.

      Operating loss and tax credit carryforwards for tax reporting purposes as of December 31, 2001 were as follows:


                                                                    (in thousands)
                                                                    --------------

Federal:
  Operating losses (expiring through 2021)                              $17,272
  Research tax credits (expiring through 2021)                              590
  Alternative minimum tax credits (available without expiration)             28
State:
  Net operating losses - New Jersey (expiring through 2008)               9,821
  Research tax credits - New Jersey (expiring through 2008)                 108

      Federal net operating loss carryforwards that expire through 2021 have significant components expiring in 2007 (15%), 2018 (22%), 2019 (11%), 2020
(39%) and 2021 (7%).

14.   Commitments and Contingencies

      The Company leases machinery and equipment under non-cancelable operating lease agreements expiring at various dates in the future. Rental expense aggregated approximately $112,000 in 2001, $232,000 in 2000 and $362,000 in 1999. Future minimum rental commitments under non-cancelable operating leases as of December 31, 2001 are as follows:


         Year          (in thousands)
         ----          --------------

         2002               $56
         2003                56
         2004                54
         2005                52
         2006                24

15.   U.S. Regulatory Proceedings

      On March 24, 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding investigations and proceedings that they had initiated earlier. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which will continue through the period ending January 31, 2002. The expense of settling with these agencies was reflected in the 1998 results of operations. Further, in response to these events, the Company restated the Company's consolidated financial statements for the two years ended December 31, 1996 and the nine months ended September 30, 1997. The settlement did not affect the inquiry being conducted by the U.S. Securities and Exchange Commission ("SEC"), nor did it affect possible governmental action against former employees of the Company.

      In April 1998, the SEC advised the Company that it was conducting an inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. On March 13, 2002, the Company reached a settlement with the staff of the SEC to resolve matters arising with respect to the investigation of the Company. Under the settlement, the Company neither admits nor denies that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities and Exchange Act of 1934, as amended, for the three years ended December 31,1997. Further, the Company agreed to the entry of an order to cease and desist from any such violation in the future. No monetary penalty was assessed.

      The SEC's investigation and the proposed settlement focus on alleged fraudulent actions taken by former members of the Company's management. Upon becoming aware of the alleged fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation, which led to the termination of employment of those responsible. IGI cooperated fully with the staff of the SEC and disclosed to the SEC the results of the internal investigation.

      Other Pending Matters

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and removed waste materials from the site.
The Company is cooperating with the authorities and does not expect to incur any material fines or penalties. The Company expensed $160,000 in 2000 related to the disposal and cleanup process.

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000, of which $282,000 remains accrued as of December 31, 2001. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense during the third quarter of 2001.

16.   Export Sales

      Export revenues by the Company's domestic operations accounted for approximately 14% of the Company's total revenues in 2001 and 11% in 2000 and 1999, respectively. The following table shows the geographical distribution of the Company's total revenues:


                         2001       2000       1999
                         ----       ----       ----
                               (in thousands)

Latin America           $   165    $   188    $   214
Asia/Pacific              1,372      1,151      1,018
Europe                      741        836      1,055
Africa/Middle East           26         38         36
                        -----------------------------
                          2,304      2,213      2,323
United States/Canada     13,594     17,039     18,210
                        -----------------------------
Total revenues          $15,898    $19,252    $20,533
                        =============================

      Net accounts receivable balances from export sales as of December 31, 2001 and 2000 approximated $548,000 and $598,000, respectively.

17.   Certain Relationships and Related Party Transactions

      In 1999 and 1998, the Company's former Chief Executive Officer chose to defer payment of his salary until the Company's cash flow stabilized. Compensation earned for which payment was to be deferred under this plan was $460,000 and $379,000 for 1999 and 1998, respectively.

      On September 15, 1999, the Company agreed to pay a portion of the Company's obligation using shares of Company Common Stock. Total payments through December 31, 1999 resulted in the issuance of 417,744 shares, valued at $724,000. The shares were valued using the then trading price of the Company's stock at the date of stock issuance.

      At December 31, 1999, accrued compensation totaling $115,000 remained outstanding, which represented compensation earned but not yet paid. The Company paid this amount in the first quarter of 2000 by issuing 63,448 shares in satisfaction of the remaining amount owed.

      In 2000, the Company's former Chief Executive Officer chose to defer payment of 2000 and 1999 travel expenses amounting to $129,000 until the Company's cash flow stabilized. On February 14, 2001, the Company agreed to pay the Company's obligation using shares of Company Common Stock. Total payments through December 31, 2001 resulted in the issuance of 125,625 shares valued at $129,000.

18.   Employee Benefits

      The Company has a 401(k) contribution plan, pursuant to which employees who have completed six months of employment with the Company or its subsidiaries as of specified dates, may elect to contribute to the plan, in whole percentages, up to 18% of compensation. Employees' contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $10,500 for 2001. The Company matches 25% of the first 5% of compensation contributed by participants and contributes, on behalf of each participant, $4 per week of employment during the year. The Company contribution is in the form of either Common Stock or cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $31,000, $69,000 and $77,000 in 2001, 2000 and 1999, respectively.

19.   Business Segments

      The Company has two reportable segments: Consumer Products and Companion Pet Products. Products from each of the segments serve different markets and use different channels of distribution.

      Summary data related to the Company's reportable segments for the three years ended December 31, 2001 appears below:


                                   Consumer    Companion Pet
                                   Products       Products      Corporate    Consolidated
                                   --------    -------------    ---------    ------------
                                                       (in thousands)

2001
  Revenues                          $4,294        $11,604       $     -        $15,898
  Operating profit (loss)            2,454            591        (3,206)          (161)
  Depreciation and amortization        192            165            92            449
  Identifiable assets                3,049          5,450         2,040         10,539
  Capital expenditures                  51            156            12            219
2000
  Revenues                          $6,552         $12,700      $     -        $19,252
  Operating profit (loss)            4,094             836       (5,087)          (157)
  Depreciation and amortization        243             251          188            682
  Identifiable assets                3,647           5,697        3,043         12,387
  Capital expenditures                   2             235            -            237
1999
  Revenues                          $6,938         $13,595      $     -        $20,533
  Operating profit (loss)            3,913           3,850       (5,216)         2,547
  Depreciation and amortization        188             384          183            738
  Identifiable assets                3,885           6,994       10,157         21,036
  Capital expenditures                  57             188           35            280

Note:
(A) Unallocated corporate expenses are principally general and administrative expenses.
(B) Corporate assets primarily represent fixed assets, deferred tax assets, cash and cash equivalents and deferred financing costs.
(C)   Transactions between reportable segments are not material.
(D) The summary data for the three years ended December 31, 2001 only represents continuing operations.

20.   Quarterly Consolidated Financial Data (Unaudited)

      Following is a summary of the Company's quarterly results for each of the quarters in the years ended December 31, 2001 and 2000 (in thousands, except per share information).


                                            March 31,    June 30,    September 30,    December 31,
                                              2001         2001          2001             2001          Total
                                            ---------    --------    -------------    ------------      -----

Total revenues                               $ 4,108      $4,256       $  4,006          $3,528       $ 15,898
Operating profit (loss)                          (86)        819           (412)           (482)          (161)
Income (loss) from continuing operations        (636)        278           (929)           (736)        (2,023)
Net income (loss)                               (368)        293           (929)           (736)        (1,740)
Basic and diluted income (loss) per share
  Continuing operations                         (.08)        .05           (.09)           (.07)          (.18)
  Net loss                                      (.05)        .05           (.09)           (.07)          (.15)

                                            March 31,    June 30,    September 30,    December 31,
                                              2000         2000          2000             2000          Total
                                            ---------    --------    -------------    ------------      -----

Total revenues                               $ 5,260      $5,203       $  4,288          $4,501       $ 19,252
Operating profit (loss)                          781        (109)        (1,382)            553           (157)
Income (loss) from continuing operations        (822)        595         (8,715)            167         (8,775)
Net income (loss)                             (1,219)        505        (10,803)             80        (11,437)
Basic and diluted income (loss) per share
  Continuing operations                         (.08)        .05           (.85)            .02           (.86)
  Net loss                                      (.12)        .04          (1.05)            .01          (1.12)

                         IGI, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (amounts in thousands)


            COL. A                    COL. B                  COL. C                 COL. D       COL. E
            ------                    ------                  ------                 ------       ------
                                                            Additions
                                                   ----------------------------
                                      Balance      Charged to                                     Balance
                                   at beginning    costs and       Charged to                     at end
          Description                of period      expenses     other accounts    Deductions    of period
          -----------              ------------    ----------    --------------    ----------    ---------

December 31, 1999:
Allowance for doubtful accounts       $   97         $   48          $    -         $  - (A)      $  145
Inventory valuation allowance            404             86               -          217 (B)         273
Valuation allowance on net
 deferred tax assets                   1,061              -               -          105 (C)         955

December 31, 2000:
Allowance for doubtful accounts       $  145         $  276          $    -         $141 (A)      $  280
Inventory valuation allowance            273            843               -          816 (B)         300
Valuation allowance on net
 deferred tax assets                     955          5,850           2,666            -           9,471

December 31, 2001:
Allowance for doubtful accounts       $  280         $  (47)         $   32         $  6 (A)      $  259
Inventory valuation allowance            300            157               -          247( B)         210
Valuation allowance on net
 deferred tax assets                   9,471              -             123            -           9,594

(A) Relates to write-off of uncollectible accounts and recoveries of previously reserved amounts.
(B)   Disposition of obsolete inventories.
(C) Relates to reduction in the valuation allowance as a result of the expiration of certain state net operating losses in 1999, for which full valuation allowances had previously been provided.

                         IGI, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX

(3)(a) Certificate of Incorporation of IGI, Inc., as amended. [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 33-63700, filed
         June 2, 1993.]
(3)(b)   By-laws of IGI, Inc., as amended.  [Incorporated by reference to
         Exhibit 2(b) to the Company's Registration Statement on Form S-18, File No. 002-72262-B, filed May 12, 1981.]
(4) Specimen stock certificate for shares of Common Stock, par value $.01 per share. [Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-08568, filed March 28, 2001 ("the
         2000 Form 10-K").]
(10.1) IGI, Inc. 1989 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 11, 1989, File No. 001-08568, filed April 12, 1989.]
(10.2) IGI, Inc. Non-Qualified Stock Option Plan. [Incorporated by reference to Exhibit 3(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 001-08568, filed March 30, 1992 ("the 1991 Form 10-K").]
(10.3) Amendment No. 1 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 11, 1993. [Incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("the 1992 Form 10-K").]
(10.4) Amendment No. 2 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 22, 1995. [Incorporated by reference to the Appendix to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 9, 1995, filed April 14, 1995.]
(10.5) Amendment No. 3 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 19, 1997. [Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-08568, filed August 14, 1997.]
(10.6) Amendment No. 4 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 17, 1998. [Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-08568, filed November 6, 1998.]
(10.7) Supply Agreement, dated as of January 27, 1997, between IGI, Inc. and Glaxo Wellcome Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarter ended March 31, 1997, File No. 001-08568, filed June 16, 1997.]
(10.8) IGI, Inc. 1998 Director Stock Option Plan as approved by the Board of Directors on October 19, 1998. [Incorporated by reference to
         Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-08568, filed April 12, 1999 ("the 1998 Form 10-K").]
(10.9) Common Stock Purchase Warrant No. 5 to purchase 150,000 shares of IGI, Inc. Common Stock issued to Fleet Bank, NH on March 11, 1999. [Incorporated by reference to Exhibit 10.40 to the 1998 Form 10-K.]
(10.10) IGI, Inc. 1999 Director Stock Option Plan as approved by the Board of Directors on September 15, 1999. [Incorporated by reference to
         Exhibit 99.1 to the Company's Registration on Form S-8, File No. 333-52312, filed December 20, 2000.]
(10.11) Common Stock Purchase Warrant No. 7 to purchase 120,000 shares of IGI, Inc. Common Stock issued to Mellon Bank, N.A. on March 11, 1999. [Incorporated by reference to Exhibit 10.42 to the 1998 Form 10-K.]
(10.12) Employment Agreement, dated May 1, 1998, between IGI, Inc. and Paul Woitach. [Incorporated by reference to Exhibit 10.44 to the 1998 Form 10-K.]

(10.13) Loan and Security Agreement by and among Fleet Capital Corporation and IGI, Inc., together with its subsidiaries, dated October 29, 1999. [Incorporated by reference to Exhibit 10.21 to the Company's Annual Report for the fiscal year ended December 31, 1999, File No. 0001-08568, filed April 14, 2000 ("the 1999 Form
         10-K").]
(10.14) Revolving Credit Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.22 to the 1999 Form 10-K.]
(10.15) Term Loan A Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.23 to the 1999 Form 10-K.]
(10.16) Term Loan B Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K.]
(10.17) Capital Expenditure Loan Note issued by IGI, Inc., together with its subsidiaries, to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.25 to the 1999 Form 10-K.]
(10.18) Trademark Security Agreement issued by IGI, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.26 to the 1999 Form 10-K.]
(10.19) Trademark Security Agreement issued by IGEN, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.27 to the 1999 Form 10-K.]
(10.20) Trademark Security Agreement issued by Immunogenetics, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.28 to the 1999 Form 10-K.]
(10.21) Patent Security Agreement issued by IGI, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.29 to the 1999 Form 10-K.]
(10.22) Patent Security Agreement issued by IGEN, Inc. in favor of Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.30 to the 1999 Form 10-K.]
(10.23) Pledge Agreement by and between Fleet Capital Corporation and IGEN, Inc., dated October 29, 1999. [Incorporated by reference to
         Exhibit 10.31 to the 1999 Form 10-K.]
(10.24) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Atlantic County, New Jersey) issued by IGI, Inc. to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.32 to the 1999 Form 10-K.]
(10.25) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Cumberland County, New Jersey) issued by IGI, Inc. to Fleet Capital Corporation, dated October 29, 1999. [Incorporated by reference to Exhibit 10.33 to the 1999 Form 10-K.]
(10.26) Subordination Agreement by and between Fleet Capital Corporation and American Capital Strategies, Ltd., dated October 29, 1999. [Incorporated by reference to Exhibit 10.34 to the 1999 Form 10-K.]
(10.27) Note and Equity Purchase Agreement by and among American Capital Strategies, Ltd. and IGI, Inc., together with its subsidiaries, dated as of October 29, 1999. [Incorporated by reference to
         Exhibit 10.35 to the 1999 Form 10-K.]
(10.28) Series A Senior Secured Subordinated Note issued by IGI, Inc., together with its subsidiaries, to American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to
         Exhibit 10.36 to the 1999 Form 10-K.]
(10.29) Series B Senior Secured Subordinated Note issued by IGI, Inc., together with its subsidiaries, to American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to
         Exhibit 10.37 to the 1999 Form 10-K.]
(10.30) Warrant to purchase 1,907,543 shares of IGI, Inc. Common Stock, issued to American Capital Strategies, Ltd. on October 29, 1999. [Incorporated by reference to Exhibit 10.38 to the 1999 Form 10-K.]
(10.31) Security Agreement issued by IGI, Inc., together with its subsidiaries, in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit
         10.39 to the 1999 Form 10-K.]

(10.32) Trademark Security Agreement issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.40 to the 1999 Form 10-K.]
(10.33) Trademark Security Agreement issued by Immunogenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.41 to the 1999 Form 10-K.]
(10.34) Trademark Security Agreement issued by Blood Cells, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.42 to the 1999 Form 10-K.]
(10.35) Trademark Security Agreement issued by IGEN, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.43 to the 1999 Form 10-K.]
(10.36) Patent Security Agreement issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.44 to the 1999 Form 10-K.]
(10.37) Patent Security Agreement issued by Immunogenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.45 to the 1999 Form 10-K.]
(10.38) Patent Security Agreement issued by Blood Cells, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K.]
(10.39) Patent Security Agreement issued by IGEN, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.47 to the 1999 Form 10-K.]
(10.40) Georgia Leasehold Deed to Secure Debt issued by IGI, Inc. in favor of American Capital Strategies, dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.48 to the 1999 Form 10-K.]
(10.41) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Cumberland County, New Jersey) issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.49 to the 1999 Form 10-K.]
(10.42) Open-Ended Mortgage, Security Agreement and Assignment of Leases and Rents (Atlantic County, New Jersey) issued by IGI, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to Exhibit 10.50 to the 1999 Form 10-K.]
(10.43) Pledge and Security Agreement issued by IGI, Inc. and Immunogenetics, Inc. in favor of American Capital Strategies, Ltd., dated as of October 29, 1999. [Incorporated by reference to
         Exhibit 10.51 to the 1999 Form 10-K.]
(10.44) Employment Agreement between IGI, Inc. and Manfred Hanuschek dated as of July 26, 1999. [Incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K.]
(10.45) Amendment to Employment Agreement between Manfred Hanuschek and IGI, Inc. dated March 9, 2000. [Incorporated by reference to
         Exhibit 10.53 to the 1999 Form 10-K.]
(10.46) Employment Agreement between IGI, Inc. and Robert McDaniel dated as of September 1, 1999. [Incorporated by reference to Exhibit
         10.54 to the 1999 Form 10-K.]
(10.47) Pledge Agreement by and between Fleet Capital Corporation and IGI, Inc., dated October 29, 1999. [Incorporated by reference to
         Exhibit 10.55 to the 1999 Form 10-K.]
(10.48) Employment Agreement between IGI, Inc., and Rajiv Mathur dated February 22, 1999. [Incorporated by reference to Exhibit 10.56 to the 1999 Form 10-K.]
(10.49) Amendment No. 1 to the Note and Equity Purchase Agreement by and between American Capital Strategies, Ltd. and IGI, Inc., together with its subsidiaries dated as of March 30, 2000. [Incorporated by reference to Exhibit 10.57 to the 1999 Form 10-K.]
(10.50) Amendment to Loan and Security Agreement by and between Fleet Capital Corporation and IGI, Inc., together with its subsidiaries dated as of April 12, 2000. [Incorporated by reference to
         Exhibit 10.58 to the 1999 Form 10-K.]
(10.51) Amendment No. 2 to Note and Equity Purchase Agreement dated as of June 26, 2000 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc., American

         Capital Strategies, Ltd. and ACS Funding Trust I. [Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed July 23, 2000.]
(10.52) Second Amendment to Loan and Security Agreement dated as of June 23, 2000 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc. and Fleet Capital Corporation. [Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K filed July 23, 2000.]
(10.53) Termination Agreement dated December 10, 1998 between the Company and Glaxo Wellcome, Inc. [Incorporated by reference to Exhibit
         10.61 to the 1999 Form 10-K.]
(10.54) Asset Purchase Agreement dated as of June 19, 2000 by and between the Buyer and the Company. [Incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A effective September 1, 2000.]
(10.55) Amendment and Waiver to Loan and Security Agreement dated as of October 31, 2000 between Fleet Capital Corporation and the Company and its affiliates. [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.]
(10.56) Letter Waiver dated November 9, 2000 between American Capital Strategies, Ltd. and the Company and its affiliates. [Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.]
(10.57) Separation Agreement and General Release dated September 1, 2000 between the Company and Paul Woitach. [Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.]
(10.58) Certificate of Release and Termination of Contract dated as of March 1, 2001 between Genesis Pharmaceutical, Inc. and Tristrata Technology, Inc. [Incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K.]
(10.59) Manufacturing and Supply Agreement dated as of February 14, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. [Incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K.]
(10.60) Assignment of Trademark dated as of February 14, 2001 among IGI, Inc., IGEN, Inc, Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. [Incorporated by reference to Exhibit 10.60 to the 2000 Form 10-K.]
(10.61) Supply Agreement dated as of March 6, 2001 between Corwood Laboratory, Inc. and IGI, Inc. [Incorporated by reference to
         Exhibit 10.61 to the 2000 Form 10-K.]
(10.62) License Agreement dated as of March 6, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and its division EVSCO Pharmaceutical and Corwood Laboratory, Inc. [Incorporated by reference to Exhibit
         10.62 to the 2000 Form 10-K.]
(10.63) Employment Agreement between IGI, Inc. and Domenic N. Golato dated as of August 31, 2000. [Incorporated by reference to Exhibit
         10.63 to the 2000 Form 10-K.]
(10.64) IGI, Inc. 1991 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991.]
(10.65) Fourth Amendment to Loan and Security Agreement dated as of February 28, 2001 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc., and Fleet Capital Corporation. [Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed April 20, 2001.]
(10.66) Amendment No. 4 to Note and Equity Purchase Agreement dated as of February 28, 2001 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc., American Capital Strategies, Ltd. and ACS Funding Trust I. [Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K filed April 20, 2001.]
(10.67) Asset Purchase Agreement dated as of February 6, 2002 by and between Vetoquinol U.S.A., Inc. and IGI, Inc. with Vetoquinol, S.A. a party thereto with respect to Article X thereof. [Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed February 7, 2002.]
*(10.68) Research and Development Agreement dated as of January 2, 2001 between IGI, Inc. and Prime Pharmaceutical Corporation.

(21) List of Subsidiaries. [Incorporated by reference to Exhibit 21 to the 1999 Form 10-K.]
*(23.1)  Consent of KPMG LLP Dated March 13, 2002.
*(23.2)  Consent of PricewaterhouseCoopers LLP Dated March 14, 2002.