Form 10-Q
period 2002-03-31
IGI INC
filed 2002-05-13
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended                    Commission File No.
          -----------------                    -------------------
           March 31, 2002                           001-08568


                                  IGI, Inc.
                                  ---------
           (Exact name of registrant as specified in its charter)


            Delaware                                         01-0355758
            --------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     105 Lincoln Avenue, Buena, NJ                             08310
     -----------------------------                             -----
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

                  Common Shares Outstanding at May 1, 2002

                                 11,293,028

                        ITEM 1.  Financial Statements

                        PART I  FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)

                                                     Three months ended March 31,
                                                     ----------------------------
                                                        2002            2001
                                                        ----            ----

Revenues:
  Sales, net                                           $3,894          $3,726
  Licensing and royalty income                            208             382
                                                       ----------------------
      Total revenues                                    4,102           4,108

Cost and expenses:
  Cost of sales                                         2,226           2,088
  Selling, general and administrative expenses          1,432           1,274
  Product development and research expenses               124             172
  Non-recurring charges                                     -             660
                                                       ----------------------
Operating profit (loss)                                   320             (86)
Interest expense                                         (497)           (550)
Other income, net                                          58               -
                                                       ----------------------

Loss from continuing operations before benefit
 for income taxes                                        (119)           (636)
Provision for income taxes                                 (6)              -
                                                       ----------------------

Loss from continuing operations                          (125)           (636)
                                                       ----------------------

Discontinued operations:
  Gain on disposal of discontinued business                 -             268
                                                       ----------------------
Net loss                                                 (125)           (368)

Mark to market for detachable stock warrants             (362)           (143)
                                                       ----------------------
Net loss attributable to common stock                  $ (487)         $ (511)
                                                       ======================

Basic and Diluted Loss Per Common Share
  Continuing operations                                $ (.04)         $ (.07)
  Discontinued operations                                   -             .02
  Cumulative effect of accounting change                    -               -
                                                       ----------------------
  Net loss attributable to common stock                $ (.04)         $ (.05)
                                                       ======================

  Basic and diluted weighted average number
   of common shares outstanding                    11,273,101      10,403,140

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                            March 31, 2002
                                                              (unaudited)      December 31, 2001
                                                            --------------     -----------------
                                                      (in thousands except share and per share data)

ASSETS
Current assets:
  Cash and cash equivalents                                     $     66           $     10
  Accounts receivable, less allowance for doubtful accounts
   of $213 and $259 in 2002 and 2001, respectively                 2,297              1,713
  Licensing and royalty income receivable                            185                255
  Inventories                                                      2,704              3,059
  Prepaid expenses and other current assets                          687                260
                                                                ---------------------------
      Total current assets                                         5,939              5,297
                                                                ---------------------------
Property, plant and equipment, net                                 3,609              4,143
Deferred financing costs                                             616                659
Other assets                                                         420                440
                                                                ---------------------------
      Total assets                                              $ 10,584           $ 10,539
                                                                ===========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Revolving credit facility                                     $  2,795           $  2,326
  Current portion of long-term debt                                7,068              7,478
  Accounts payable                                                 1,866              2,071
  Accrued payroll                                                    187                134
  Accrued interest                                                   114                111
  Other accrued expenses                                           1,128              1,033
  Income taxes payable                                                18                 12
                                                                ---------------------------
      Total current liabilities                                   13,176             13,165
Deferred income                                                      586                620
Long term debt, net of current portion                               167                  -
                                                                ---------------------------
      Total liabilities                                           13,929             13,785
                                                                ---------------------------
Detachable stock warrants                                          1,507              1,145
                                                                ---------------------------
Stockholders' deficit:
  Common stock $.01 par value, 50,000,000 shares
   authorized; 11,298,028 and 11,243,720 shares
  issued in 2002 and 2001, respectively                              113                112
  Additional paid-in capital                                      21,893             22,230
  Accumulated deficit                                            (26,858)           (26,733)
                                                                ---------------------------
      Total stockholders' deficit                                 (4,852)            (4,391)
                                                                ---------------------------
      Total liabilities and stockholders' deficit               $ 10,584           $ 10,539
                                                                ===========================


The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                      2002          2001
                                                                      ----          ----
                                                                    (amounts in thousands)

Cash flows from operating activities:
  Net loss                                                          $  (125)      $  (368)
  Reconciliation of net loss to net cash (used by)
   provided by operating activities:
    Depreciation and amortization                                        99           127
    Amortization of deferred financing costs and debt discount          145           145
    Gain on sale of marketable securities                               (58)            -
    Non-recurring charges from plant shut-down                            -           567
    Provision for loss on accounts receivable and inventories            16            28
    Recognition of deferred income                                      (34)          (34)
    Interest expense related to subordinated note agreement              41            40
    Stock compensation expense:
      Directors' stock issuance                                          11            28
  Changes in operating assets and liabilities:
    Accounts receivable                                                (589)          906
    Inventories                                                         344          (122)
    Receivables under royalty agreements                                 70            39
    Prepaid expenses and other assets                                  (402)         (328)
    Accounts payable and accrued expenses                              (112)         (532)
    Income taxes payable                                                  6            (2)
    Deferred income                                                       -           525
                                                                    ---------------------

      Net cash (used by) provided by operating activities              (588)        1,019
                                                                    ---------------------

Cash flows from investing activities:
  Capital expenditures                                                  (36)          (20)
  Proceeds from sale of assets                                          550             -
  Proceeds from sale of marketable securities                            58             -
  (Increase) decrease in other assets                                   (27)           10
                                                                    ---------------------
      Net cash (used by) provided by investing activities               545           (10)
                                                                    ---------------------

Cash flows from financing activities:
  Borrowings under revolving credit agreement                         4,303         5,263
  Repayments of revolving credit agreement                           (3,834)       (6,322)
  Repayment of debt                                                    (568)            -
  Borrowings from EDA loan                                              182             -
  Proceeds from exercise of common stock options and
   purchase of common stock                                              16            35
                                                                    ---------------------
      Net cash (used by) provided by financing activities                99        (1,024)
                                                                    ---------------------

Net increase (decrease) in cash and equivalents                          56           (15)
Cash and equivalents at beginning of period                              10            69
                                                                    ---------------------
Cash and equivalents at end of period                               $    66       $    54
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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K Annual Report").

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a stockholders' deficit as of March 31, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.  Debt and Stock Warrants

On October 29, 1999, the Company entered into a senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation ("Fleet") and a subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, Ltd. ("ACS"). These agreements enabled the Company to retire approximately $18,600,000 of outstanding debt with its former bank lenders.

Upon the sale of the Vineland division in 2000, the amount of debt pursuant to the Senior Debt Agreement was reduced. The Senior Debt Agreement provided for i) a revolving line of credit facility of up to $12,000,000, which was reduced to $5,000,000 after the sale of the Vineland division, based upon qualifying accounts receivable and inventory, ii) a $7,000,000 term loan, which was reduced to $2,700,000 after the sale of the Vineland division, and iii) a $3,000,000 capital expenditures credit facility, which was paid in full and cancelled after the sale of the Vineland division. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25% (5.1% at March 31, 2002). The borrowings under the term loan credit facility bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate
plus 3.75% (5.6% at March 31, 2002).   As of March 31, 2002, borrowings
under the revolving line of credit and term loan were $2,795,000 and $1,522,000, respectively. Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet Capital to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Upon renegotiation of the covenants for the term loan, Fleet Capital agreed to change the repayment terms to monthly payments starting February 2001. Remaining minimum principal payments owed to Fleet Capital for the years ending December 31, 2002, 2003 and 2004 are $375,000, $592,000 and $555,000, respectively.

Borrowings under the Subordinated Debt Agreement bear interest, payable monthly, at the rate of 12.5%, ("cash portion of interest on subordinated debt"), plus an additional interest component at the rate of 2.25%, ("additional interest component") which is payable at the Company's election in cash or in Company Common Stock; if not paid in this fashion, the additional interest component is capitalized to the principal amount of the debt. Borrowings under the subordinated notes were $7,394,000, offset by unamortized debt discount of $1,861,000, as of March 31, 2002. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement, ACS received warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share.

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

As noted above, the make-whole feature requires the Company to compensate ACS for any decrease in value between the date that ACS notifies the Company that they intend to sell some or all of the stock and the date that ACS ultimately disposes the underlying stock, assuming that such disposition occurs in an orderly fashion over a period of not more than 180 days. The shortfall can be paid using either cash or shares of the Company's Common Stock, at the option of the Company. Due to accounting guidance that was issued in September 2000, the Company has reflected the detachable stock warrants outside of stockholders' deficit as of March 31, 2002 and December 31, 2001, since the ability to satisfy the make-whole obligation using shares of the Company's Common Stock is not totally within the Company's control because the Company may not have a sufficient quantity of authorized and unissued shares to satisfy the make-whole obligation. This may require the Company to obtain shareholder approval to authorize additional shares of Common Stock.

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

The Senior Debt Agreement and the Subordinated Debt Agreement, as amended, contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. Due to the Company's non-compliance as of March 31, 2002 with certain of the covenants, the Company has classified all debt owed to ACS and Fleet Capital as current liabilities.

4.  Inventories

Inventories are valued at the lower of cost, using the first-in, first-out
("FIFO") method, or market.   Inventories at March 31, 2002 and December 31,
2001 consist of:

                       March 31, 2002    December 31, 2001
                       --------------    -----------------
                             (amounts in thousands)

Finished goods             $1,951             $2,177
Raw materials                 753                882
                           ------             ------
Total                      $2,704             $3,059
                           ======             ======

5.  Regulatory Proceedings and Legal Proceedings

Settlement of U.S. Regulatory Proceedings

In March 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding investigations and proceedings that they had initiated earlier. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which continued through the period ending January 31, 2002. The expense of settling with these agencies was reflected in the 1998 results of operations. The settlement did not affect the inquiry being conducted by the SEC, nor did it affect possible governmental action against former employees of the Company.

In April 1998, the SEC advised the Company that it was conducting an inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. On March 13, 2002, the Company reached a settlement with the staff of the SEC to resolve matters arising with respect to the investigation of the Company. Under the settlement, the Company neither admitted nor denied that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the three years ended December 31, 1997. Further, the Company agreed to the entry of an order to cease and desist from any such violation in the future. No monetary penalty was assessed.

The SEC's investigation and settlement focused on alleged fraudulent actions taken by former members of the Company's management. Upon becoming aware of the alleged fraudulent activity, the Company, through its Board of Directors, immediately commenced an internal investigation, which led to the termination of employment of those responsible. The Company cooperated fully with the staff of the SEC and disclosed to the SEC the results of the internal investigation.

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

Other Pending Regulatory Matters

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000, of which $278,000 remains accrued as of March 31, 2002. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense during the third quarter of 2001.

The majority of the remediation remaining will be completed within the next six months of 2002. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years.

6.  Business Segments

Summary data related to the Company's reportable segments for the three month periods ended March 31, 2002 and 2001 appear below:

                            Companion      Consumer
                           Pet Products    Products    Corporate*    Consolidated
                           ------------    --------    ----------    ------------
                                          (amounts in thousands)

Three months ended
March 31:
2002
Revenues                       $3,039       $1,063       $   -         $4,102
Operating profit (loss)           433          454        (567)           320

2001
Revenues                        2,679        1,429           -          4,108
Operating profit (loss)          (380)         927        (633)           (86)

*Notes:

(A) Unallocated corporate expenses are principally general and administrative expenses.
(B)   Transactions between reportable segments are not material.

7.  Non-recurring Charges

In the first quarter of 2001, the Company, for various business reasons, decided to outsource the manufacturing for the Companion Pet Products division. The Company reached its decision to accelerate the outsourcing process (originally anticipated to be completed by June 2001) due primarily to the discovery on March 2, 2001 of the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site, at which time the Company ceased its manufacturing operations at the facility. On March 6, 2001, the Company signed a supply agreement with a third party to manufacture products for the Companion Pet Products division. On March 8, 2001, the Company terminated the employment of the manufacturing personnel at this facility.

During the three months ended March 31, 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $751,000 ($91,000 has been reflected as a component of cost of sales, with the remainder reflected as a single line item in the accompanying consolidated statement of operations). This initial estimate was subsequently increased during the third quarter of 2001 by $240,000 for additional expenses, offset by a grant from the State of New Jersey for $81,000, for a total net charge of $910,000. The Company applied to the New Jersey Economic and Development Authority (NJEDA) and the New Jersey Department of Environmental Protection (NJDEP) for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded a $81,000 grant and a $246,000 loan. The $81,000 grant was received in the third quarter of 2001. The loan, which will require monthly principal payments, has a term of ten years at a rate of interest of the Federal discount rate at the date of the closing with a floor of 5%. The Company received funding of $182,000 under the loan during the first quarter of 2002.

During September 2001, the Company committed to a plan of sale for its
corporate office building.   An impairment charge of $605,000 was recorded
in the third quarter of 2001 to reflect the difference between the selling price, less related selling costs, and the net book value of the building. The Company sold the building during February 2002 and received net proceeds of $550,000.

The composition and activity of the non-recurring charges incurred during the year ended December 31, 2001 are as follows (amounts in thousands):

                                               Reduction of        Cash        Net accrual at
Description                          Amount       assets       Expenditures    March 31, 2002
-----------                          ------    ------------    ------------    --------------

Impairment of property and
 equipment                           $  314      $  (314)         $   -             $  -
Environmental clean up costs,
 net of State grant                     469            -           (191)             278
Impairment of corporate office
 building                               605         (605)             -                -
Write off of inventory                   91          (91)             -                -
Plant shutdown costs                     21          (11)           (10)               -
Severance                                15            -            (15)               -
                                     ---------------------------------------------------
                                     $1,515      $(1,021)         $(216)            $278
                                     ===================================================

8.  Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

As of the January 1, 2002, adoption date of SFAS No.142, the Company had unamortized goodwill of approximately $190,000, which is subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $2,100 for the three months ended March 31, 2001. The Company does not believe that the adoption of SFAS No. 141 and 142 will have a significant impact on its financial position, results of operation or liquidity.

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

The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have any impact on the Company's consolidated financial statements as the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 2001 10-K Annual Report, that could cause actual results to differ materially from the Company's expectations. See "Factors Which May Affect Future Results" below and in the 2001 10-K Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

Results Of Operations

Quarter ended March 31, 2002 compared to March 31, 2001

The Company had a net loss attributable to common stock of $487,000, or $.04 per share, for the quarter ended March 31, 2002 compared to a net loss attributable to common stock of $511,000, or $.05 per share, for the quarter ended March 31, 2001. Excluding the mark to market adjustment for the detachable stock warrants, the Company had a net loss of $125,000 for the quarter ended March 31, 2002 compared to a net loss of $368,000 for the quarter ended March 31, 2001. The decrease in the net loss compared to the prior year was primarily due to non-recurring charges incurred in 2001 of $751,000, lower interest expense of $53,000, other income from the sale of marketable securities of $58,000 and lower product development and research expenses of $48,000 during 2002. This was offset partially by a $268,000 gain on disposal of discontinued operations reported in 2001 and higher 2002 operating expenses.

Total revenues for the quarter ended March 31, 2002 were $4,102,000, compared to $4,108,000 for the quarter ended March 31, 2001 resulting in a $6,000 decrease. The decrease in revenues was due to lower product sales and licensing revenues in the Consumer Products division offset by higher product sales for the Companion Pet Products division. Companion Pet Products revenues for the quarter ended March 31, 2002 amounted to $3,039,000, an increase of $360,000, or 13%, compared to the quarter ended March 31, 2001. This increase was primarily attributable to increased product sales from the international markets. Total Consumer Products revenues for the quarter ended March 31, 2002 decreased 26% to $1,063,000, compared to the quarter ended March 31, 2001 of $1,429,000. Licensing and royalty income of $208,000 for the quarter ended March 31, 2002 decreased by $174,000 compared to the first quarter in 2001, mainly from a decrease in royalty income from Johnson & Johnson. Product sales decreased by $192,000 primarily due to lower Estee Lauder sales.

As a percentage of sales, cost of sales increased from 56% in the quarter ended March 31, 2001 to 57% in the quarter ended March 31, 2002. The resulting decrease in gross profit from 44% in the quarter ended March 31, 2001 to 43% for the quarter ended March 31, 2002 is primarily the result of lower Estee Lauder sales which have a higher gross profit. This was offset by consulting costs for Companion Pet Products manufacturing documentation, and procedural and regulatory compliance costs incurred in the first quarter of 2001. Companion Pet Products cost of sales as a percentage of sales, decreased from 67% in the first quarter of 2001 to 60% in the first quarter of 2002. This increase was the result of consulting costs for documentation, procedural and regulatory compliance issues incurred in 2001. Consumer Products cost of sales as a percentage of sales, increased from 28% in the first quarter of 2001 to 46% in the first quarter of 2002. This increase was the result of lower Estee Lauder sales which have a higher gross profit and an increase in other Consumer Products sales with lower gross profits.

Selling, general and administrative expenses increased $158,000, or 12%, from $1,274,000 in the quarter ended March 31, 2001. As a percentage of revenues, these expenses were 31% of revenues in the first quarter of 2001 compared to 35% for the first quarter of 2002. Overall expenses increased due to higher commissions due to higher Companion Pet Product revenues.

Product development and research expenses decreased $48,000, or 28%, compared to the quarter ended March 31, 2001. The decrease is principally related to payroll savings. The head of Research and Development left in the second quarter of 2001 and the vacancy has not been filled to date.

Interest expense decreased $53,000, or 10%, from $550,000 in the quarter ended March 31, 2001 to $497,000 in the quarter ended March 31, 2002. The decrease in interest was due to the reduction of outstanding debt and lower interest rates.

Liquidity and Capital Resources

On October 29, 1999, the Company entered into a senior bank credit agreement ("Senior Debt Agreement") with Fleet Capital Corporation ("Fleet") and a subordinated debt agreement ("Subordinated Debt Agreement") with American Capital Strategies, Ltd. ("ACS"). These agreements enabled the Company to retire approximately $18,600,000 of outstanding debt with its former bank lenders.

Upon the sale of the Vineland division in 2000, the amount of debt pursuant to the Senior Debt Agreement was reduced. The Senior Debt Agreement provided for i) a revolving line of credit facility of up to $12,000,000, which was reduced to $5,000,000 after the sale of the Vineland division, based upon qualifying accounts receivable and inventory, ii) a $7,000,000 term loan, which was reduced to $2,700,000 after the sale of the Vineland division, and iii) a $3,000,000 capital expenditures credit facility, which was paid in full and cancelled after the sale of the Vineland division. The borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25% (5.1% at March 31, 2002). The borrowings under the term loan credit facility bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75% (5.6% at March 31, 2002). Provisions under the revolving line of credit require the Company to maintain a lockbox with the lender, allowing Fleet to sweep cash receipts from customers and pay down the revolving line of credit. Drawdowns on the revolving line of credit are made when needed to fund operations. Upon renegotiation of the covenants for the term loan, Fleet agreed to change the repayment terms to monthly payments starting February 2001. Remaining minimum principal payments owed to Fleet for the years ending December 31, 2002, 2003 and 2004 are $375,000, $592,000 and
$555,000, respectively.

Borrowings under the Subordinated Debt Agreement bear interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2.25% which is payable at the Company's election in cash or Company Common Stock. As of March 31, 2002, borrowings under the subordinated notes were $7,394,000, offset by an unamortized debt discount of $1,861,000. The Subordinated Debt Agreement matures in October 2006. In connection with the Subordinated Debt Agreement, the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000.

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

At March 31, 2002, the Company had balances due of $2,795,000 on the revolving credit facility, $1,522,000 on the term loan and $7,394,000 on the Subordinated Debt Agreement.

The debt agreements contain various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. During the first quarter of 2001, the Company renegotiated the covenants with ACS and Fleet for 2001 and forward. The Company was not in compliance with certain covenants as of March 31, 2002, and therefore all debt owed to ACS and Fleet has been presented as current liabilities.

The Company has experienced recurring losses from operations and has a stockholders' deficit at March 31, 2002. The Company remains highly leveraged and the availability of additional funding sources is limited. The Company's available borrowings under the revolving line of credit facility are dependent on the level of qualifying accounts receivable and inventory. If the Company's operating results deteriorate or product sales do not improve or the Company is not successful in renegotiating its financial covenants or meeting its financial obligations, a default could result under the Company's loan agreements and any such default, if not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. As of March 31, 2002, the Company had available borrowings under the revolving line of credit facility of $85,000.

Management's plans with regards to the Company's liquidity issues include an on-going expense reduction program and expected increased cash flows from the expansion of the product line produced by its Consumer Products division. In addition the Company has entered into an agreement related to the sale of substantially all assets used in the Companion Pet Products division and the assumption by the buyer of certain liabilities related to the Companion Pet Products division. The transaction, which is subject to shareholder approval, is currently anticipated to close within the second quarter of 2002. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash from operations or other sources in order to meet its obligations as they become due. There can be no assurance, however, that management's plan will be successful.

The Company's operating activities used $588,000 of cash during the first quarter of 2002. The cash generated from current operating activities of the Company is the main source of cash flow which funds its current inventory levels and other asset purchases. To supplement its current cash requirements, the Company borrows funds under a revolving credit agreement. The availability of what the Company may borrow is based on its current accounts receivable and inventory levels. A significant reduction of cash generated from current operating activities will negatively affect the ability of the Company to maintain proper inventory levels to fulfill sales orders and pay for operating expenses.

The Company generated $545,000 of cash in the first quarter of 2002 from investing activities compared to $10,000 used in the first quarter of 2001. The increase in the source of cash was primarily due to the proceeds received on the sale of the corporate office building.

The Company's financing activities provided $99,000 of cash in the first quarter of 2002 compared to $1,024,000 used in financing activities in the first quarter of 2001. The increase in cash was primarily due to an increase in net borrowings on the Company's revolving credit facility and EDA loan proceeds.

Regulatory Proceeding and Legal Proceedings

Settlement of U.S. Regulatory Proceedings

In March 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding investigations and proceedings that they had initiated earlier. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which continued through the period ending January 31, 2002. The expense of settling with these agencies was reflected in the 1998 results of operations. The settlement did not affect the inquiry being conducted by the SEC, nor did it affect possible governmental action against former employees of the Company.

In April 1998, the SEC advised the Company that it was conducting an inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. On March 13, 2002, the Company reached a settlement with the staff of the SEC to resolve matters arising with respect to the investigation of the Company. Under the settlement, the Company neither admitted nor denied that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the three years ended December 31, 1997. Further, the Company agreed to the entry of an order to cease and desist from any such violation in the future. No monetary penalty was assessed.

The SEC's investigation and settlement focused on alleged fraudulent actions taken by former members of the Company's management. Upon becoming aware of the alleged fraudulent activity, the Company, through its Board of Directors, immediately commenced an internal investigation, which led to the termination of employment of those responsible. The Company cooperated fully with the staff of the SEC and disclosed to the SEC the results of the internal investigation.

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

Other Pending Regulatory Matters

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000, of which $278,000 remains accrued as of March 31, 2002. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense during the third quarter of 2001.

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

Sale of the Companion Pet Products Division
-------------------------------------------

The consolidated financial statements have been prepared on the going-concern basis of accounting, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has experienced recurring losses from operations, and has negative working capital and a stockholders' deficit as of March 31, 2002. The Company is currently highly leveraged, and the availability of alternative funding sources is limited. If the Company's operating results deteriorate or the Company is not successful in renegotiating its financial covenants, default could result in the curtailment of certain of the Company's business operations, sale of certain assets or the commencement of bankruptcy or the insolvency proceedings by the Company or its creditors.

The Company has entered into an agreement related to the sale of substantially all assets used in the Companion Pet Products division and the assumption by the buyer of certain liabilities related to the Companion Pet Products division. The transaction, which is subject to shareholder approval, is currently anticipated to close within the second quarter of 2002. The Company's continuation as a going concern is dependant upon its ability to generate sufficent cash from operations or other sources in order to meet its obligations as they become due. There can be no assurance, however, that management's plans will be successful.

IGI, INC. AND SUBSIDIARIES

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's Senior Debt Agreement with Fleet includes a revolving line of credit facility and a term loan. Borrowings under the revolving line of credit bear interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. Borrowings under the term loan bear interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. Both the prime rate and the London Interbank Offered Rate are subject to fluctuations, which cannot be predicted. Based upon the aggregate amount outstanding under these two facilities as of March 31, 2002, a 100 basis point change in the prime rate or the London Interbank Offered Rate would result in a change in interest charges to the Company of approximately $43,000.

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

                         IGI, INC. AND SUBSIDIARIES
                         PART II  OTHER INFORMATION

ITEM 1. Legal Proceedings

SEC Investigation

In April 1998, the SEC advised the Company that it was conducting an inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC. On March 13, 2002, the Company reached a settlement with the staff of the SEC to resolve matters arising with respect to the investigation of the Company. Under the settlement, the Company neither admitted nor denied that the company violated the financial reporting and record-keeping requirements of Section 13 of the Securities Exchange Act of 1934, as amended, for the three years ended December 31, 1997. Further, the Company agreed to the entry of an order to cease and desist from any such violation in the future. No monetary penalty was assessed.

The SEC's investigation and settlement focus on fraudulent actions taken by former members of the Company's management. Upon becoming aware of the fraudulent activity, the Company, through its Board of Directors, immediately commenced an internal investigation which led to the termination of employment of those responsible. The Company cooperated fully with the staff of the SEC and disclosed to the Commission the results of the internal investigation.

                         IGI, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IGI, Inc.
                                       (Registrant)


Date:  May 14, 2002                    By:  /s/ John F. Ambrose
                                            -----------------------------
                                            John F. Ambrose
                                            President and Chief Executive
                                            Officer

Date:  May 14, 2002                    By:  /s/ Domenic N. Golato
                                            -----------------------------
                                            Domenic N. Golato
                                            Senior Vice President and Chief
                                            Financial Officer