Form 10-Q
period 2002-06-30
IGI INC
filed 2002-08-14
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended                    Commission File No.
          -----------------                    -------------------
            June 30, 2002                           001-08568


                                  IGI, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                         01-0355758
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     105 Lincoln Avenue, Buena, NJ                             08310
----------------------------------------                     ----------
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

                 Common Shares Outstanding at August 6, 2002

                                 11,320,874

                        ITEM 1.  Financial Statements

                       PART I   FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)


                                                             Three months ended June 30,    Six months ended June 30,
                                                             ---------------------------    -------------------------
                                                                  2002          2001           2002          2001
                                                                  ----          ----           ----          ----

Revenues:
  Sales, net                                                      $   889        $1,025        $ 1,743        $2,071
  Licensing and royalty income                                        175           177            384           559
                                                                  --------------------------------------------------
      Total revenues                                                1,064         1,202          2,127         2,630

Cost and expenses:
  Cost of sales                                                       359           234            754           528
  Selling, general and administrative expenses                        671           682          1,328         1,351
  Product development and research expenses                           143           138            267           310
                                                                  --------------------------------------------------
Operating profit (loss)                                              (109)          148           (222)          441
Interest expense                                                      119           203            303           415
Other income, net                                                       -             -             58             -
                                                                  --------------------------------------------------
Profit (loss) from continuing operations before provision
 for income taxes and extraordinary item                             (228)          (55)          (467)           26
Provision for income taxes                                              -            15              6            15
                                                                  --------------------------------------------------

Profit (loss) from continuing operations before
 extraordinary item                                                  (228)          (70)          (473)           11
                                                                  --------------------------------------------------

Discontinued operations:
  Profit (loss) from operations of discontinued business             (521)          348           (401)         (369)
  Gain on sale of discontinued businesses                          12,468            15         12,468           283
                                                                  --------------------------------------------------
Profit (loss) before extraordinary item                            11,719           293         11,594           (75)
Extraordinary loss from early extinguishment of debt               (2,654)            -         (2,654)            -
                                                                  --------------------------------------------------
Net profit (loss)                                                   9,065           293          8,940           (75)

Mark to market for detachable stock warrants                          229           247           (133)          104
                                                                  --------------------------------------------------
Net profit attributable to common stock                           $ 9,294        $  540        $ 8,807        $   29
                                                                  ==================================================

Basic Net Profit (Loss) per Common Share
  Continuing operations                                           $     -        $  .02        $  (.05)       $  .01
  Discontinued operations                                            1.06           .03           1.07          (.01)
  Extraordinary loss                                                 (.24)            -           (.24)            -
                                                                  --------------------------------------------------
  Net profit attributable to common stock                         $   .82        $  .05        $   .78        $    -
                                                                  ==================================================

Diluted Net Profit (Loss) per Common Share
  Continuing operations                                           $     -        $  .01        $  (.05)       $  .01
  Discontinued operations                                             .90           .03           1.07          (.01)
  Extraordinary loss                                                 (.20)            -           (.24)            -
                                                                  --------------------------------------------------
  Net profit attributable to common stock                         $   .70        $  .04        $   .78        $    -
                                                                  ==================================================

Weighted average of common stock and common
 stock equivalents outstanding
  Basic                                                        11,300,454    11,012,821     11,286,574    10,708,678
  Diluted                                                      13,245,107    12,932,028     11,286,574    12,639,617

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)


                                                               June 30, 2002
                                                                (unaudited)     December 31, 2001
                                                               -------------    -----------------

ASSETS
Current assets:
  Cash and cash equivalents                                       $  3,803           $     10
  Accounts receivable, less allowance for doubtful accounts
   of $105 and $122 in 2002 and 2001, respectively                     466                286
  Licensing and royalty income receivable                              160                255
  Inventories                                                          264                 89
  Prepaid expenses and other current assets                            128                134
  Assets of discontinued operations                                      -              5,597
                                                                  ---------------------------
      Total current assets                                           4,821              6,371
                                                                  ---------------------------
Property, plant and equipment, net                                   2,924              3,392
Deferred financing costs                                                 -                659
Other assets                                                            94                117
                                                                  ---------------------------
      Total assets                                                $  7,839           $ 10,539
                                                                  ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving credit facility                                       $      -           $  2,326
  Current portion of long-term debt                                     25              7,478
  Accounts payable                                                      97                773
  Accrued payroll                                                       69                 93
  Accrued interest                                                       -                111
  Other accrued expenses                                               988                692
  Income taxes payable                                                   8                 12
  Liabilities of discontinued operations                                 -              1,474
                                                                  ---------------------------
      Total current liabilities                                      1,187             12,959
Deferred income                                                        553                620
  Long term debt, net of current portion                               151                  -
                                                                  ---------------------------
      Total liabilities                                              1,891             13,579
                                                                  ---------------------------

Detachable stock warrants                                            1,278              1,145

Stockholders' equity (deficit):
  Common stock $.01 par value, 50,000,000 shares
   authorized; 11,320,874 and 11,243,720 shares
   issued in 2002 and 2001, respectively                               113                112
  Additional paid-in capital                                        22,350             22,436
  Accumulated deficit                                              (17,793)           (26,733)
                                                                  ---------------------------
      Total stockholders' equity (deficit)                           4,670             (4,185)
                                                                  ---------------------------
      Total liabilities and stockholders' equity (deficit)        $  7,839           $ 10,539
                                                                  ===========================

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)


                                                                   Six months ended June 30,
                                                                   -------------------------
                                                                      2002          2001
                                                                      ----          ----

Cash flows from operating activities:
  Net profit (loss)                                                 $  8,940      $    (75)
  Reconciliation of net profit (loss) to
   net cash used in operating activities:
    Gain on sale of discontinued operations                          (12,468)         (283)
    Gain on sale of marketable securities                                (58)            -
    Write down of EVSCO facility to net realizable value                 632             -
    Depreciation and amortization                                        182           206
    Amortization of deferred financing costs and debt discount           275           288
    Extraordinary loss on early extinguishment of debt                 2,654             -
    Provision for accounts and notes receivable and inventories           11           159
    Recognition of deferred revenue                                      (67)          (67)
    Interest expense related to subordinated note agreements              41             -
    Interest expense related to put feature of warrants                    -            81
    Stock based compensation expense:
      Directors' stock issuance                                           32            49
  Changes in operating assets and liabilities:
    Restricted cash                                                        -            (2)
    Accounts receivable                                                 (153)         (151)
    Inventories                                                          647           (71)
    Receivables due under royalty agreements                              95           147
    Prepaid expenses and other assets                                     44           (99)
    Accounts payable and accrued expenses                             (2,295)       (1,342)
    Change in net assets held for sale                                     -           364
    Deferred revenue                                                       -           525
    Income taxes payable                                                  (4)           (2)
                                                                    ----------------------
      Net cash used in operating activities                           (1,492)         (273)
                                                                    ----------------------

Cash flows from investing activities:
  Capital expenditures                                                   (46)          (17)
  Capital expenditures for discontinued operations                        (8)          (36)
  Proceeds from sale of marketable securities                             58             -
  Proceeds from sale of property, plant and equipment                    550             -
  Increase in other assets                                               (46)           (4)
  Proceeds from sale of discontinued operations                       16,700           237
                                                                    ----------------------
      Net cash provided by investing activities                       17,208           180
                                                                    ----------------------

Cash flows from financing activities:
  Borrowings under revolving credit agreement                          5,958        10,274
  Repayment of revolving credit agreement                             (8,284)      (10,187)
  Prepayment fees on paydown of debt                                    (273)            -
  Repayment of debt                                                   (9,516)         (317)
  Borrowings from EDA loan                                               182             -
  Repayments of EDA loan                                                  (6)            -
  Proceeds from issuance of shares under
   stock subscription agreement                                            -           250
  Proceeds from exercise of common stock options and
   purchase of common stock                                               16            74
                                                                    ----------------------
      Net cash provided by (used in) financing activities            (11,923)           94
                                                                    ----------------------
Net increase in cash and cash equivalents                              3,793             1
Cash and cash equivalents at beginning of period                          10            69
                                                                    ----------------------
Cash and cash equivalents at end of period                          $  3,803      $     70
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash from operations or other sources in order to meet its obligations as they become due. If the Company's operating results deteriorate or product sales do not improve, then it could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. There can be no assurance, however, that management's plan will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 7, 2002, the Company announced that it had entered into a definitive agreement for the sale of substantially all of the assets of its Companion Pet Products division to Vetoquinol U.S.A., Inc., an affiliate of Vetoquinol, S.A. of Lure, France. Under the terms of the agreement, the Company received at closing cash consideration of $16,700,000. In addition, specified liabilities of the Company's Companion Pet Product division were assumed by Vetoquinol U.S.A. The cash consideration is subject to certain post-closing adjustments.

The transaction also included a sublicense through December 13, 2015 by the Company to Vetoquinol U.S.A. of specified rights relating to the patented Novasome(R) microencapsulation technology for use in specified products and product lines in the animal health business, as well as a supply relationship under which the Company will supply to Vetoquinol U.S.A. certain products relating to the patented Novasome(R) microencapsulation technology.

The closing of the transactions contemplated by the agreement was subject to the authorization of the Company's stockholders and other customary closing conditions. The Company recorded a significant gain upon the closing of the transactions. The Company has accounted for the Companion Pet Products division as a discontinued operation. In accordance with EITF No. 87-24, "Allocation of Interest to Discontinued Operations", the Company has allocated a portion of interest expense to discontinued operations for all periods presented.

Certain amounts have been reclassified in the December 31, 2001 consolidated balance sheet to confirm to the June 30, 2002 presentation.

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

On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The buyer assumed liabilities of approximately $969,000, and paid the Company cash in the amount of $16,700,000. The Company's results reflect a $12,468,000 gain on the sale of the Companion Pet Products division for the quarter ended June 30, 2002. The gain is net of direct costs incurred by the Company in connection with the sale and an accrual for a reduction in the purchase price resulting from post-closing adjustments. The Companion Pet Products division incurred a loss of $521,000 for the three months ended June 30, 2002 and a loss of $401,000 for the six months ended June 30, 2002. The results for the three months ended June 20, 2002 included an impairment charge of $630,000 included in loss from discontinued operations related to the Companion Pet Products warehouse (see Note 6). Also, upon the sale, the Company paid all of its debt and interest owed to Fleet Capital Corporation ("Fleet") and American Capital Strategies, Ltd. ("ACS"). As a result, the Company incurred a $2,654,000 extraordinary loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

3.    Debt and Stock Warrants

On October 29, 1999, the Company entered into a senior bank credit agreement ("Senior Debt Agreement") with Fleet and a subordinated debt agreement ("Subordinated Debt Agreement") with ACS. These agreements enabled the Company to retire approximately $18,600,000 of outstanding debt with its former bank lenders.

Upon the sale of the Vineland division in 2000, the amount of debt pursuant to the Senior Debt Agreement was reduced. The Senior Debt Agreement provided for i) a revolving line of credit facility of up to $12,000,000, which was reduced to $5,000,000 after the sale of the Vineland division, based upon qualifying accounts receivable and inventory, ii) a $7,000,000 term loan, which was reduced to $2,700,000 after the sale of the Vineland division, and
iii) a $3,000,000 capital expenditures credit facility, which was paid in full and cancelled after the sale of the Vineland division. The borrowings under the revolving line of credit bore interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. The borrowings under the term loan credit facility bore interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. Upon the sale of the Companion Pet Product division on May 31, 2002, the total balance of the revolving line of credit facility, the term loan, and accrued interest were paid in full.

Borrowings under the Subordinated Debt Agreement bore interest, payable monthly, at the rate of 12.5%, ("cash portion of interest on subordinated debt"), plus an additional interest component at the rate of 2.25%, ("additional interest component") which was payable at the Company's election in cash or in Company Common Stock. If not paid in this fashion, the additional interest component was capitalized to the principal amount of the debt. The Subordinated Debt Agreement was to mature in October 2006. In connection with the Subordinated Debt Agreement, ACS received warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. Upon the sale of the Companion Pet Products division on May 31, 2002, the total balance of the Subordinated Debt and accrued interest were paid in full.

The warrants issued to ACS contained a right (the "put") to require the Company to repurchase the warrants or the Common Stock acquired upon exercise of such warrants at their then fair market value under certain circumstances, including the earliest to occur of the following: a) October 29, 2004; b) the date of payment in full of the Senior Debt and Subordinated Debt and all senior indebtedness of the Company; or c) the sale of the Company or 30% or more of its assets. The repurchase was to be settled in cash or Common Stock, at the option of ACS. Due to the put feature and the potential cash settlement which was outside of the Company's control, the warrants were recorded as a liability which was marked-to-market, with changes in the market value being recognized as a component of interest expense in the period of change.

The warrants issued to ACS were valued at issuance date utilizing the Black-Scholes model and initially recorded as a liability of $2,842,000. A corresponding debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and the initial warrant liability of $2,842,000. The debt discount was written off in connection with the payoff of the Subordinated Debt. The Company recognized $358,000 of non-taxable interest income, and $854,000 of non-deductible interest expense for the years ended December 31, 2000 and 1999, respectively, associated with the mark-to-market adjustment of the warrants.

On April 12, 2000, ACS amended its Subordinated Debt Agreement with the Company whereby the put provision associated with the original warrants was replaced by a make-whole feature. The make-whole feature required the Company to compensate ACS, in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realized proceeds from the sale of the Common Stock obtained upon exercise of its warrants that were less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. ACS was obligated to exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period, beginning with the date of notice by ACS, before it could invoke the make-whole provision. As a result of the April 12, 2000 amendment, the remaining liability at April 12, 2000 of $3,338,000 was reclassified to equity.

As noted above, the make-whole feature required the Company to compensate ACS for any decrease in value between the date that ACS notifies the Company that they intend to sell some or all of the stock and the date that ACS ultimately disposes the underlying stock, assuming that such disposition occurs in an orderly fashion over a period of not more than 180 days. The shortfall can be paid using either cash or shares of the Company's Common Stock, at the option of the Company. Due to accounting guidance that was issued in September 2000, the Company has reflected the detachable stock warrants outside of stockholders' equity (deficit) as of June 30, 2002 and December 31, 2001, since the ability to satisfy the make-whole obligation using shares of the Company's Common Stock is not totally within the Company's control because the Company may not have a sufficient quantity of authorized and unissued shares to satisfy the make-whole obligation.

ACS had the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owns any Common Stock, or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. ACS designated their member to the Board of Directors at the May 16, 2001 annual meeting of shareholders.

The Senior Debt Agreement and the Subordinated Debt Agreement, as amended, contained various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. Due to the Company's non-compliance as of December 31, 2001 with certain of the covenants, the Company classified all debt owed to ACS and Fleet as current liabilities.

4.    Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at June 30, 2002 and December 31, 2001 consist of:


                  June 30, 2002    December 31, 2001
                  -------------    -----------------
                        (amounts in thousands)

Finished goods         $ 61               $84
Raw materials           203                 5
                       ----------------------
Total                  $264               $89
                       ======================

5.    Regulatory Proceedings and Legal Proceedings

Settlement of U.S. Regulatory Proceedings

In March 1999, the Company reached a settlement with the Departments of Justice, Treasury and Agriculture regarding investigations and proceedings that they had initiated earlier. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. The Company entered a plea of guilty on March 28, 2002. The fine and restitution of $25,000 were paid using some of the proceeds from the sale of the Companion Pet Products division. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which continued through the period ending January 31, 2002. The settlement did not affect the inquiry that was being conducted by the SEC, nor did it affect possible governmental action against former employees of the Company.

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

In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA-483 on July 5, 2000. The July 5, 2000 FDA report included several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor, and permanently stopped production and sale of Cerumite on June 1, 2000 and Cardoxin on September 8, 2000. The Company responded to the July 5, 2000 FDA report and prepared the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA returned for a final inspection in June 2001 and provided a summary of findings on August 28, 2001. The FDA report indicated that no objectional conditions were noted and stated that the Company was in compliance. In March 2001, the Company signed a supply agreement to outsource the manufacturing of products for the Companion Pet Products division, and ceased manufacturing operations at the Companion Pet Products manufacturing facility.

Other Pending Regulatory Matters

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000, of which $278,000 remains accrued as of June 30, 2002. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense during the third quarter of 2001.

The majority of the remediation remaining will be completed by the end of 2002. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years.

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

During the three months ended March 31, 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $751,000. This initial estimate was subsequently increased during the third quarter of 2001 by $240,000 for additional expenses, offset by a grant from the State of New Jersey for $81,000, for a total net charge of $910,000. The Company applied to the New Jersey Economic and Development Authority (NJEDA) and the New Jersey Department of Environmental Protection (NJDEP) for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded a $81,000 grant and a $246,000 loan. The $81,000 grant was received in the third quarter of 2001. The loan, which will require monthly principal payments, has a term of ten years at a rate of interest of the Federal discount rate at the date of the closing with a floor of 5%. The Company received funding of $182,000 under the loan during the first half of 2002.

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

The composition and activity of the non-recurring charges incurred during the year ended December 31, 2001 are as follows (amounts in thousands):


                                            Reduction of        Cash        Net accrual at
Description                       Amount       assets       Expenditures    June 30, 2002
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
                                  ===================================================

As a result of the Company's presentation of the Companion Pet Products division as a discontinued operation, certain of these charges are included in discontinued operations since they relate to the Companion Pet Products division.

The Company also recorded an impairment charge of approximately $630,000 during the second quarter of 2002 to decrease the carrying value of the Companion Pet Products warehouse, which was not included in the sale of the Companion Pet Products division in May 2002. The Company reduced the carrying value to its estimated net realizable value of $100,000. The impairment charge was included in discontinued operations as the warehouse was used by the Companion Pet Products division up until the sale of the business.

7.    Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

As of the January 1, 2002 adoption date of SFAS No.142, the Company had unamortized goodwill of approximately $190,000, which was subject to the transition provisions of SFAS Nos. 141 and 142. In connection with the sale of the Companion Pet Products division on May 31, 2002, the goodwill was written off. The Company does not believe that the adoption of SFAS No. 141 and 142 will have a significant impact on its financial position, results of operation or liquidity.

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. The Company's loss from early extinguishment of debt realized in the second quarter of 2002 will be presented within continuing operations, rather than presented as an extraordinary item, when the Company adopts this Statement in 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact of adoption of this Statement on future periods.

8.    Subsequent Events

Purchase of ACS Shares

On June 26, 2002, the Company received notice from ACS that it was exercising the warrant for purchase of 1,907,543 of the Company's shares. ACS opted to satisfy payment of the exercise price through the use of the cashless exercise provisions of the warrant. The Company issued 1,878,640 fully paid up net shares to ACS on July 7, 2002. Based on the provisions of the make-whole feature, the fair value of the Common Stock was $.67 per share as of the notification date.

On July 19, 2002, the Company's Board of Directors approved the purchase of the 1,878,640 shares from ACS for $.70 per share. The Company completed the purchase on July 29, 2002 for $1,315,048 and classified the shares as treasury shares.

On July 29, 2002, ACS's designated Board member resigned from IGI's Board of Directors.

New Jersey Legislation for Corporation Business Tax Reform

In July 2002, New Jersey approved the Corporation Business Tax Reform legislation. A major provision of the act was the suspension of the utilization of net operating loss carryforwards for calendar years 2002 and 2003. The Company has significant net operating losses from prior years, which it had intended to use to offset the entire gain on the sale of the Companion Pet Products division. The impact of this new legislation, which is estimated to be approximately $1,000,000, will be recorded by the Company as a reduction of the gain on sale of the Companion Pet Products division in the quarter ended September 30, 2002. The Company is still in the process of assessing the impact of the other provisions within this new legislation.

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

Results Of Operations

Three months ended June 30, 2002 compared June 30, 2001

The Company had a net profit attributable to common stock of $9,294,000, or $.82 per share, for the quarter ended June 30, 2002 compared to a net profit attributable to common stock of $540,000, or $.04 per share, for the quarter ended June 30, 2001. Excluding the mark to market adjustment for the detachable stock warrants, the Company had a net profit of $9,065,000 for the quarter ended June 30, 2002 compared to a net profit of $293,000 for the quarter ended June 30, 2001. The increase in net profit compared to the prior year was due to the gain on the sale of the Company's Companion Pet Products division, net of the loss from early extinguishment of debt.

Total revenues for the quarter ended June 30, 2002 were $1,064,000, compared to $1,202,000 for the quarter ended June 30, 2001. The decrease in revenues is primarily the result of the change in pricing structure with the Company's largest customer, which reduced the average sales price per unit. Also, Johnson & Johnson royalty income is down from the prior year.

Cost of sales, as a percent of product sales, increased from 23% in the quarter ended June 30, 2001 to 40% in the quarter ended June 30, 2002. The resulting decrease in gross profit from 77% in the quarter ended June 30, 2001 to 60% for the quarter ended June 30, 2002 is the result of the change in pricing structure noted above, change in mix to lower gross profit products and unabsorbed costs.

Selling, general and administrative expenses decreased $11,000, or 2%, from $682,000 in the quarter ended June 30, 2001. As a percent of revenues, these expenses were 57% in the second quarter of 2001 compared to 63% for the second quarter of 2002. Overall expenses decreased primarily from the forgiveness of interest and penalties from a New Jersey sales tax assessment which was waived due to an amnesty program.

Product development and research expenses increased $5,000, or 4%, compared to the quarter ended June 30, 2001. The increase is primarily due to salary increases and additional lab supplies for current projects.

Interest expense decreased $84,000, or 41%, from $203,000 in the quarter ended June 30, 2001, to $119,000 in the quarter ended June 30, 2002. The decrease is due to lower interest rates and the pay down of the Company's debt on May 31, 2002 using the proceeds from the sale of the Companion Pet Products division.

Six months ended June 30, 2002 compared June 30, 2001

The Company had a net profit attributable to common stock of $8,807,000, or $.78 per share, for the six months ended June 30, 2002 compared to a net profit attributable to common stock of $29,000, or $.00 per share, for the six months ended June 30, 2001. Excluding the mark to market adjustment for the detachable stock warrants, the Company had a net profit of $8,940,000 for the six months ended June 30, 2002 compared to a net loss of $75,000 for the six months ended June 30, 2001. The increase in net profit compared to the prior year was due to the gain on the sale of the Company's Companion Pet Products division, net of the loss from early extinguishment of debt.

Total revenues for the six months ended June 30, 2002 were $2,127,000, which represents a decrease of $503,000 or 19%, from revenues of $2,630,000 for the six months ended June 30, 2001. The decrease in revenues is primarily the result of the change in pricing structure with the Company's largest customer, which reduced the average sales price per unit. Also, Johnson & Johnson royalty income is down from the prior year.

Cost of sales, as a percent of product sales, increased from 25% for the six months ended June 30, 2001 to 43% for the six months ended June 30, 2002. The resulting decrease in gross profit from 75% in the six months ended June 30, 2001 to 57% for the six months ended June 30, 2002 is the result of the change in pricing structure noted above, change in mix to lower gross profit products and unabsorbed costs.

Selling, general and administrative expenses decreased $23,000, or 2%, from $1,351,000 for the six months ended June 30, 2001. As a percent of revenues, these expense were 51% of revenues for the first six months of 2001 compared to 62% for the first six months of 2002. Overall expenses decreased primarily from the forgiveness of interest and penalties from a New Jersey sales tax assessment which was waived due to an amnesty program.

Product development and research expenses decreased $43,000, or 14%, compared to the six months ended June 30, 2001. The decrease is principally related to the departure from the Company of the head of Research and Development.

Interest expense decreased $112,000, or 27%, from $415,000 for the six months ended June 30, 2001 to $303,000 for the six months ended June 30, 2002. The decrease is due to lower interest rates and the pay down of the Company's debt on May 31, 2002 using the proceeds from the sale of the Companion Pet Products division.

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

Upon the sale of the Vineland division in 2000, the amount of debt pursuant to the Senior Debt Agreement was reduced. The Senior Debt Agreement provided for i) a revolving line of credit facility of up to $12,000,000, which was reduced to $5,000,000 after the sale of the Vineland division, based upon qualifying accounts receivable and inventory, ii) a $7,000,000 term loan, which was reduced to $2,700,000 after the sale of the Vineland division, and
iii) a $3,000,000 capital expenditures credit facility, which was paid in full and cancelled after the sale of the Vineland division. The borrowings under the revolving line of credit bore interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. The borrowings under the term loan credit facility bore interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. Upon the sale of the Companion Pet Products division on May 31, 2002, the total balance of the revolving line of credit facility, the term loan, and accrued interest were paid in full.

Borrowings under the Subordinated Debt Agreement bore interest at the rate of 12.5% ("cash portion of interest on subordinated debt") plus an additional interest component at the rate of 2.25% which was payable at the Company's election in cash or Company Common Stock. In connection with the Subordinated Debt Agreement, the Company issued to the lender warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. The debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and an initial warrant liability of $2,842,000. Upon the sale of the Companion Pet Products division on May 31, 2002, the total balance of the Subordinated Debt and accrued interest were paid in full.

To secure all of its obligations under these agreements, the Company granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries. In addition, ACS had the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bear to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owns any Common Stock or warrants or any of its loans are outstanding, it shall have the right to designate at least one director or observer on the Board of Directors. ACS designated their member to the Board of Directors at the May 16, 2001 annual meeting of shareholders.

On April 12, 2000, ACS amended its Subordinated Debt Agreement with the Company whereby the "put" provision associated with the original warrants granted to purchase 1,907,543 shares of the Company's Common Stock was replaced by a "make-whole" feature. The make-whole feature required the Company to compensate ACS, in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realized proceeds from the sale of the Common Stock obtained upon exercise of its warrants that were less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. ACS was obligated to exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period before it could invoke the make-whole provision.

As noted above, under the Subordinated Debt Agreement, as amended, there was a make-whole feature that required the Company to compensate ACS in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realized proceeds from the sale of its Common Stock obtained upon exercise of its warrants that were less than the fair value of the Common Stock upon exercise of such warrants multiplied by the number of shares obtained upon exercise. The make-whole provision could be triggered by ACS under certain circumstances, including the earliest to occur of the following: a) October 29, 2004; b) the date of payment in full of the Senior Debt and Subordinated Debt and all senior indebtedness of the Company; or c) the sale of the Company or 30% or more of its assets. The sale of the Companion Pet Products division caused the make-whole provision to be triggered.

The debt agreements contained various affirmative and negative covenants, such as minimum tangible net worth and minimum fixed charge coverage ratios. During the first quarter of 2001, the Company renegotiated the covenants with ACS and Fleet for 2001 and forward. The Company was not in compliance with certain covenants as of December 31, 2001, and therefore all debt owed to ACS and Fleet was presented as current liabilities at December 31, 2001.

On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The buyer assumed liabilities of approximately $969,000, and paid the Company cash in the amount of $16,700,000. The Company's results reflect a $12,468,000 gain on the sale of the Companion Pet Products division for the quarter ended June 30, 2002. The gain is net of direct costs incurred by the Company in connection with the sale and an accrual for a reduction in the purchase price resulting from post-closing adjustments. The Companion Pet Products division incurred a loss of $521,000 for the three months ended June 30, 2002 and a loss of $401,000 for the six months ended June 30, 2002. Also, upon the sale, the Company paid all of its debt and interest owed to Fleet and ACS. As a result, the Company incurred a $2,654,000 extraordinary loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the writeoff of the ACS debt discount.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash from operations or other sources in order to meet its obligations as they become due. If the Company's operating results deteriorate or product sales do not improve, then it could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. There can be no assurance, however, that management's plan will be successful.

The Company's operating activities used $1,492,000 of cash during the six months ended June 30, 2002 compared to $273,000 for the comparable period in 2001. The majority of cash used was from the sale of the Companion Pet Products division, which was utilized to pay down accounts payable and accrued expenses.

The Company generated $17,208,000 of cash in the six months ended June 30, 2002 from investing activities compared to $180,000 for the comparable period in 2001. The increase in the source of cash was primarily due to the proceeds from the sale of the Companion Pet Products division.

The Company's financing activities used $11,923,000 of cash in the six months ended June 30, 2002 compared to $94,000 provided by financing activities in the comparable period of 2001. The difference is a result of the payoff of the Fleet and ACS debt using the proceeds from the sale of the Companion Pet Products division.

Regulatory Proceeding and Legal Proceedings

Settlement of U.S. Regulatory Proceedings

In March 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding investigations and proceedings that they had initiated earlier. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. The Company entered a plea of guilty on March 28, 2002. The fine and restitution of $25,000 were paid using some of the proceeds from the sale of the Companion Pet Products division. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which continued through the period ending January 31, 2002. The settlement did not affect the inquiry being conducted by the SEC, nor did it affect possible governmental action against former employees of the Company.

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

In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA-483 on July 5, 2000. The July 5, 2000 FDA report included several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor, and permanently stopped production and sale of Cerumite on June 1, 2000 and Cardoxin on September 8, 2000. The Company responded to the July 5, 2000 FDA report and prepared the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA returned for a final inspection in June 2001 and provided a summary of findings on August 28, 2001. The FDA report indicated that no objectional conditions were noted and stated that the Company was in compliance. In March 2001, the Company signed a supply agreement to outsource the manufacturing of products for the Companion Pet Products division, and ceased manufacturing operations at the Companion Pet Products manufacturing facility.

Other Pending Regulatory Matters

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000, of which $278,000 remains accrued as of June 30, 2002. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense during the third quarter of 2001.

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

American Stock Exchange (AMEX) Continuing Listing Standards
-----------------------------------------------------------

On March 28, 2002, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company will be required to reflect a profit from continuing operations and a net profit for 2002 and a minimum of $4,000,000 in stockholders' equity by December 31, 2002 in order to remain listed.

On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it has accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The Company will be subjected to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted by AMEX.

                         IGI, INC. AND SUBSIDIARIES

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Under the Company's Subordinated Debt Agreement with ACS, as amended, ACS had been granted warrants to purchase 1,907,543 shares of the Company's Common Stock. The terms associated with the warrants included a "make-whole" feature that required the Company to compensate ACS, either in Common Stock or cash, at the option of the Company, in the event that ACS ultimately realized proceeds from the sale of the Common Stock obtained upon exercise of the warrants that were less than the fair value of the Common Stock upon the exercise of such warrants. Fair value of the Common Stock upon exercise is defined as the 30-day average value prior to notice of intent to sell. ACS was obligated to use reasonable efforts to sell or place its shares in the market place over a 180-day period before it could invoke the make-whole provision.

On June 26, 2002, the Company received notice from ACS that it was exercising the warrant. ACS opted to satisfy payment of the exercise price through the use of the cashless exercise provisions of the make-whole feature. The Company issued 1,878,640 fully paid up net shares to ACS on July 7, 2002. Based on the provisions of the make-whole feature, the fair value of the Common Stock was $.67 per share as of the notification date.

On July 19, 2002, the Company's Board of Directors approved the purchase of the 1,878,640 shares from ACS for $.70 per share. The Company completed the purchase on July 29, 2002 for $1,315,048 and classified the shares as treasury shares.

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

Item 6 - Exhibits and Reports

      (a)   Exhibits

            99.1  Certification of the Chief Executive Officer pursuant to
                  18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.


            99.2  Certification of the Chief Financial Officer pursuant to
                  18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Report of Form 8-K

            A report on Form 8-K was filed on April 22, 2002, reporting John Ambrose's employment agreement and change of control provisions related to his compensation and unvested stock options.

                         IGI, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IGI, Inc.
                                       (Registrant)


Date:  August 14, 2002                 By: /s/ John F. Ambrose
                                           -------------------------------
                                           John F. Ambrose
                                           President and Chief Executive
                                           Officer


Date:  August 14, 2002                 By: /s/ Domenic N. Golato
                                           -------------------------------
                                           Domenic N. Golato
                                           Senior Vice President and Chief
                                           Financial Officer