Form 10-Q
period 2002-09-30
IGI INC
filed 2002-11-14
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended                      Commission File No.
         -----------------                      -------------------
         September 30, 2002                         001-08568

                                  IGI, Inc.
                                  ---------
           (Exact name of registrant as specified in its charter)

             Delaware                                01-0355758
             --------                                ----------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

      105 Lincoln Avenue, Buena, NJ                    08310
      -----------------------------                    -----
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

                Common Shares Outstanding at November 7, 2002

                                 11,374,158

ITEM 1.  Financial Statements

                        PART I  FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)

                                                     Three months ended           Nine months ended
                                                        September 30,               September 30,
                                                    --------------------        --------------------
                                                     2002          2001           2002         2001
                                                     ----          ----           ----         ----

Revenues:
  Sales, net                                        $  861        $  700        $ 2,604       $ 2,771
  Licensing and royalty income                         285           367            669           926
                                                    ------        ------        -------       -------
      Total revenues                                 1,146         1,067          3,273         3,697

Cost and expenses:
  Cost of sales                                        342           276          1,096           801
  Selling, general and administrative
   expenses                                            567           696          1,895         2,051
  Product development and research
   expenses                                            152           123            419           433
  Non-recurring charges                                  -           605              -           605
                                                    ------        ------        -------       -------
Operating profit (loss)                                 85          (633)          (137)         (193)
Interest income (expense)                                9          (192)          (294)         (607)
Other income, net                                        -             -             58             -
                                                    ------        ------        -------       -------
Profit (loss) from continuing operations
 before provision for income taxes and
 extraordinary item                                     94          (825)          (373)         (800)
Provision for income taxes                             935            15            941            29
                                                    ------        ------        -------       -------

Loss from continuing operations before
 extraordinary item                                   (841)         (840)        (1,314)         (829)

Discontinued operations:
  Loss from operations of discontinued business          -           (89)          (401)         (458)
  Gain (loss) on sale of discontinued businesses       (36)            -         12,432           283
                                                    ------        ------        -------       -------
  Profit (loss) before extraordinary item             (877)         (929)        10,717        (1,004)
Extraordinary loss from early extinguishment
 of debt                                                 -             -         (2,654)            -
                                                    ------        ------        -------       -------
Net profit (loss)                                     (877)         (929)         8,063        (1,004)

Mark to market for detachable stock warrants             -           115              -           219
                                                    ------        ------        -------       -------
Net profit (loss) attributable to common stock      $ (877)       $ (814)       $ 8,063       $  (785)
                                                    ======        ======        =======       =======

Basic and Diluted Net Profit (Loss) per
 Common Share
  Continuing operations                             $ (.07)       $ (.06)       $  (.12)      $  (.05)
  Discontinued operations                                -          (.01)          1.05          (.02)
  Extraordinary loss                                     -             -           (.23)            -
                                                    ------        ------        -------       -------
  Net profit (loss) attributable to common stock    $ (.07)       $ (.07)       $   .70       $  (.07)
                                                    ======        ======        =======       =======

Basic and diluted weighted average
 number of common shares outstanding            11,766,288    11,198,550     11,448,290    10,873,211

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share information)

                                                              September 30, 2002    December 31, 2001
                                                              ------------------    -----------------
                                                                  (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                         $  2,580             $     10
  Accounts receivable, less allowance for doubtful accounts
   of $133 and $122 in 2002 and 2001, respectively                       480                  286
  Licensing and royalty income receivable                                195                  255
  Inventories                                                            258                   89
  Prepaid expenses and other current assets                               73                  134
  Assets of discontinued operations                                        -                5,597
                                                                    --------             --------
      Total current assets                                             3,586                6,371
                                                                    --------             --------
Property, plant and equipment, net                                     2,879                3,392
Deferred financing costs                                                   -                  659
Other assets                                                              90                  117
                                                                    --------             --------
      Total assets                                                  $  6,555             $ 10,539
                                                                    ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving credit facility                                         $      -             $  2,326
  Current portion of long-term debt                                       18                7,478
  Accounts payable                                                        85                  773
  Accrued payroll                                                        107                   93
  Accrued interest                                                         -                  111
  Other accrued expenses                                                 935                  692
  Income taxes payable                                                   938                   12
  Liabilities of discontinued operations                                   -                1,474
                                                                    --------             --------
      Total current liabilities                                        2,083               12,959
  Deferred income                                                        519                  620
  Long term debt, net of current portion                                 168                    -
                                                                    --------             --------
      Total liabilities                                                2,770               13,579
                                                                    --------             --------

Detachable stock warrants                                                  -                1,145

Stockholders' equity (deficit):
  Common stock $.01 par value, 50,000,000 shares authorized;
   11,374,158 and 11,243,720 shares issued in 2002 and 2001,
   respectively                                                          114                  112
  Additional paid-in capital                                          23,656               22,436
  Accumulated deficit                                                (18,670)             (26,733)
  Less treasury stock at cost, 1,878,640 and 0 shares in 2002
   and 2001, respectively                                             (1,315)                   -
                                                                    --------             --------
      Total stockholders' equity (deficit)                             3,785               (4,185)
                                                                    --------             --------
      Total liabilities and stockholders' equity (deficit)          $  6,555             $ 10,539
                                                                    ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                                Nine months ended September 30,
                                                                -------------------------------
                                                                      2002          2001
                                                                      ----          ----

Cash flows from operating activities:
  Net profit (loss)                                                 $  8,063      $ (1,004)
  Reconciliation of net profit (loss) to net cash used in
   operating activities:
    Gain on sale of discontinued operations                          (12,432)         (283)
    Gain on sale of marketable securities                                (58)            -
    Write down of EVSCO facility to net realizable value                 632             -
    Depreciation and amortization                                        235           166
    Amortization of deferred financing costs and debt discount           275           433
    Extraordinary loss on early extinguishment of debt                 2,654             -
    Non-recurring impairment of long lived asset charges                   -           605
    Provision for accounts and notes receivable and inventories           21            (3)
    Recognition of deferred revenue                                     (101)         (101)
    Interest expense related to subordinated note agreements              41           123
    Directors' stock issuance                                             41            68
  Changes in operating assets and liabilities:
    Restricted cash                                                        -           102
    Accounts receivable                                                 (203)          255
    Inventories                                                         (181)           92
    Receivables due under royalty agreements                              60           102
    Prepaid expenses and other assets                                     86           (12)
    Accounts payable and accrued expenses                               (599)       (1,579)
    Deferred revenue                                                       -           525
    Income taxes payable                                                 926            17
    Change in net assets of discontinued operations                     (896)          125
                                                                    --------      --------
  Net cash used in operating activities                               (1,436)         (369)
                                                                    --------      --------
  Cash flows from investing activities:
    Capital expenditures                                                 (54)          (78)
    Capital expenditures for discontinued operations                      (8)            -
    Proceeds from sale of marketable securities                           58             -
    Proceeds from sale of property, plant and equipment                  550           150
    Increase in other assets                                             (32)          (21)
    Proceeds from sale of discontinued operations                     16,427           237
                                                                    --------      --------
  Net cash provided by investing activities                           16,941           288
                                                                    --------      --------
  Cash flows from financing activities:
    Borrowings under revolving credit agreement                        5,958        14,921
    Repayment of revolving credit agreement                           (8,284)      (14,779)
    Repayment of debt                                                 (9,516)         (416)
    Borrowings from EDA loan                                             197             -
    Repayment of EDA loan                                                (11)            -
    Proceeds from issuance of shares under stock
     subscription agreement                                                -           250
    Proceeds from exercise of common stock options and
     purchase of common stock                                             36            74
    Treasury shares purchased                                         (1,315)            -
                                                                    --------      --------
  Net cash provided by (used in) financing activities                (12,935)           50
                                                                    --------      --------
  Net increase (decrease) in cash and cash equivalents                 2,570           (31)
  Cash and cash equivalents at beginning of period                        10            69
                                                                    --------      --------
  Cash and cash equivalents at end of period                        $  2,580      $     38
                                                                    ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash from operations or other sources in order to meet its obligations as they become due. If the Company's operating results deteriorate or product sales do not improve, then it could lead to a curtailment of certain of its business operations or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. There can be no assurance, however, that management's plan will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 7, 2002, the Company announced that it had entered into a definitive agreement for the sale of substantially all of the assets of its Companion Pet Products division to Vetoquinol U.S.A., Inc., an affiliate of Vetoquinol, S.A. of Lure, France. Under the terms of the agreement, the Company received at closing cash consideration of $16,700,000. In addition, specified liabilities of the Company's Companion Pet Product division were assumed by Vetoquinol U.S.A. The cash consideration was subject to certain post-closing adjustments. In October 2002, the post-closing adjustment was finalized, and an amount of approximately $446,000 was paid by the Company to Vetoquinol U.S.A.

The transaction also includes a sublicense through December 13, 2015 by the Company to Vetoquinol U.S.A. of specified rights relating to the patented Novasome(R) microencapsulation technology for use in specified products and product lines in the animal health business, as well as a supply relationship under which the Company will supply to Vetoquinol U.S.A. certain products relating to the patented Novasome(R) microencapsulation technology.

The Company recorded a significant gain upon the closing of the transactions. The Company has accounted for the Companion Pet Products division as a discontinued operation. In accordance with EITF No. 87-24, "Allocation of Interest to Discontinued Operations", the Company has allocated a portion of interest expense to discontinued operations for all periods presented.

Certain amounts have been reclassified in the December 31, 2001 consolidated balance sheet to conform to the September 30, 2002 presentation.

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

On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The buyer assumed liabilities of approximately $986,000, and paid the Company cash in the amount of $16,700,000. The Company's results reflect a $12,432,000 gain on the sale of the Companion Pet Products division for the nine months ended September 30, 2002. The gain is net of direct costs incurred by the Company in connection with the sale and the reduction in the purchase price resulting from post-closing adjustments. During the third quarter ended September 30, 2002, the gain on the sale of the Companion Pet Products division was reduced by $36,000. This primarily reflects the final settlement of the post-closing adjustment. The Companion Pet Products division incurred a loss of $401,000 for the nine months ended September 30, 2002. The results for the nine months ended September 30, 2002 included an impairment charge of $630,000 included in loss from discontinued operations related to the Companion Pet Products warehouse (see Note 6). Also, upon the sale, the Company paid all of its debt and interest owed to Fleet Capital Corporation ("Fleet") and American Capital Strategies, Ltd. ("ACS"). As a result, the Company incurred a $2,654,000 extraordinary loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

3.    Debt and Stock Warrants

On October 29, 1999, the Company entered into a senior bank credit agreement ("Senior Debt Agreement") with Fleet and a subordinated debt agreement ("Subordinated Debt Agreement") with ACS. These agreements enabled the Company to retire approximately $18,600,000 of outstanding debt with its former lenders.

Upon the sale of the Vineland division in 2000, the amount of debt pursuant to the Senior Debt Agreement was reduced. The Senior Debt Agreement provided for i) a revolving line of credit facility of up to $12,000,000, which was reduced to $5,000,000 after the sale of the Vineland division, based upon qualifying accounts receivable and inventory, ii) a $7,000,000 term loan, which was reduced to $2,700,000 after the sale of the Vineland division, and iii) a $3,000,000 capital expenditures credit facility, which was paid in full and cancelled after the sale of the Vineland division. The borrowings under the revolving line of credit bore interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. The borrowings under the term loan credit facility bore interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. Upon the sale of the Companion Pet Product division on May 31, 2002, the revolving line of credit facility, the term loan, and accrued interest were paid in full.

Borrowings under the Subordinated Debt Agreement bore interest, payable monthly, at the rate of 12.5%, ("cash portion of interest on subordinated debt"), plus an additional interest component at the rate of 2.25%, ("additional interest component") which was payable at the Company's election in cash or in Company Common Stock. If not paid in this fashion, the additional interest component was capitalized to the principal amount of the debt. The Subordinated Debt Agreement was to mature in October 2006.
In connection with the Subordinated Debt Agreement, ACS received warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. Upon the sale of the Companion Pet Products division on May 31, 2002, the Subordinated Debt and accrued interest were paid in full.

The warrants issued to ACS contained a right (the "put") to require the Company to repurchase the warrants or the Common Stock acquired upon exercise of such warrants at their then fair market value under certain circumstances, including the earliest to occur of the following: a) October 29, 2004; b) the date of payment in full of the Senior Debt and Subordinated Debt and all senior indebtedness of the Company; or c) the sale of the Company or 30% or more of its assets. The repurchase was to be settled in cash or Common Stock, at the option of ACS. Due to the put feature and the potential cash settlement which was outside of the Company's control, the warrants were initially recorded as a liability which was marked-to-market, with changes in the market value being recognized as a component of interest expense in the period of change.

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

On April 12, 2000, ACS amended its Subordinated Debt Agreement with the Company whereby the put provision associated with the original warrants was replaced by a make-whole feature. The make-whole feature required the Company to compensate ACS, in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realized proceeds from the sale of the Common Stock obtained upon exercise of its warrants that were less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise was defined as the 30-day average value prior to notice of intent to sell. ACS was obligated to exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period, beginning with the date of notice by ACS, before it could invoke the make-whole provision. As a result of the April 12, 2000 amendment, the recorded liability at April 12, 2000 of $3,338,000 was reclassified to equity.

As noted above, the make-whole feature required the Company to compensate ACS for any decrease in value between the date that ACS notified the Company that they intend to sell some or all of the stock and the date that ACS ultimately disposed of the underlying stock, assuming that such disposition occurred in an orderly fashion over a period of not more than 180 days. The shortfall could be paid using either cash or shares of the Company's Common Stock, at the option of the Company. Due to accounting guidance that was issued in September 2000, the Company reflected the detachable stock warrants outside of stockholders' equity (deficit) as of December 31, 2001, since the ability to satisfy the make-whole obligation using shares of the Company's Common Stock was not totally within the Company's control because the Company might not have had a sufficient quantity of authorized and unissued shares to satisfy the make-whole obligation.

ACS had the right to designate for election to the Company's Board of Directors that number of directors that bears the same ratio to the total number of directors as the number of shares of Company Common Stock owned by it plus the number of shares issuable upon exercise of its warrants bore to the total number of outstanding shares of Company Common Stock on a fully-diluted basis, provided that so long as it owned any Common Stock, or warrants or any of its loans are outstanding, it had the right to designate at least one director or observer on the Board of Directors. ACS designated their member to the Board of Directors at the May 16, 2001 annual meeting of shareholders.

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

On July 19, 2002, the Company's Board of Directors approved the purchase of the 1,878,640 shares from ACS for $.70 per share. The Company completed the purchase on July 29, 2002 for $1,315,000 and classified the shares as treasury shares.

On July 29, 2002, ACS's designated Board member resigned from IGI's Board of Directors.

4.    Inventories

Inventories are valued at the lower of cost, using the first-in, first-out
("FIFO") method, or market.   Inventories at September 30, 2002 and December
31, 2001 consist of:

                                September 30, 2002    December 31, 2001
                                ------------------    -----------------
                                         (amounts in thousands)

Finished goods                         $ 52                 $84
Raw materials                           206                   5
                                       ----                 ---
Total                                  $258                 $89
                                       ====                 ===

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

Other Pending Regulatory Matters

On April 6, 2002, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company is cooperating with the authorities and does not expect to incur any material fines or penalties.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000, of which $260,000 remains accrued as of September 30, 2002. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense during the third quarter of 2001.

The majority of the remediation remaining will be completed by the end of 2002. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years.

6.    Non-recurring Charges

In the first quarter of 2001, the Company decided to outsource the manufacturing for the Companion Pet Products division. The Company reached its decision to accelerate the outsourcing process (originally anticipated to be completed by June 2001) due primarily to the discovery on March 2, 2001 of the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site, at which time the Company ceased its manufacturing operations at the facility. On March 6, 2001, the Company signed a supply agreement with a third party to manufacture products for the Companion Pet Products division. On March 8, 2001, the Company terminated the employment of the manufacturing personnel at this facility.

During the three months ended March 31, 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $751,000. This initial estimate was subsequently increased during the third quarter of 2001 by $240,000 for additional expenses, offset by a grant from the State of New Jersey for $81,000, for a total net charge of $910,000. The net charge of $910,000 is included in the loss from operations of discontinued business. The Company applied to the New Jersey Economic and Development Authority (NJEDA) and the New Jersey Department of Environmental Protection (NJDEP) for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded a $81,000 grant and a $246,000 loan. The $81,000 grant was received in the third quarter of 2001. The loan, which will require monthly principal payments, has a term of ten years at a rate of interest of the Federal discount rate at the date of the closing with a floor of 5%. The Company received funding of $197,000 under the loan during the first nine months of 2002.

During September 2001, the Company committed to a plan of sale for its
corporate office building.   An impairment charge of $605,000 was recorded
in the third quarter of 2001 to reflect the difference between the selling price, less related selling costs, and the net book value of the building. The Company sold the building during February 2002 and received net proceeds of $550,000.

The composition and activity of the non-recurring charges incurred during the nine months ended September 30, 2001 are as follows (amounts in thousands):

                                            Reduction of       Cash         Net accrual at
Description                        Amount      assets      Expenditures   September 30, 2002
-----------                        ------   ------------   ------------   ------------------

Impairment of property and
 equipment                         $  314      $ (314)        $   -              $  -
Environmental clean up costs,
 net of State grant                   469           -          (209)              260
Impairment of corporate office
 building                             605        (605)            -                 -
Write off of inventory                 91         (91)            -                 -
Plant shutdown costs                   21         (11)          (10)                -
Severance                              15           -           (15)                -
                                   ------     -------         -----              ----
                                   $1,515     $(1,021)        $(234)             $260
                                   ======     =======         =====              ====

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

7.    Income Taxes

In July 2002, New Jersey approved the Corporation Business Tax Reform legislation. A major provision of the act was the suspension of the utilization of net operating loss carryforwards for calendar years 2002 and 2003. The Company has significant net operating losses from prior years, which it had intended to use to offset the entire gain on the sale of the Companion Pet Products division. The impact of this new legislation, which is approximately $925,000 as of the enactment date, is required to be reflected as a component of continuing operations. The Company is still in the process of assessing the impact of the other provisions within this new legislation.

8.    Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

As of the January 1, 2002 adoption date of SFAS No.142, the Company had unamortized goodwill of approximately $190,000, which was subject to the transition provisions of SFAS Nos. 141 and 142. In connection with the sale of the Companion Pet Products division on May 31, 2002, the goodwill was written off.

In August 2001, the FASB issued SFAS No. 144, which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. The Company's loss from early extinguishment of debt realized in the second quarter of 2002 will be presented within continuing operations, rather than presented as an extraordinary item, when the Company adopts this Statement in 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact of adoption of this Statement on future periods.

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

Results Of Operations

Three months ended September 30, 2002 compared September 30, 2001

The Company had a net loss attributable to common stock of $877,000, or $(.07) per share, for the quarter ended September 30, 2002 compared to a net loss attributable to common stock of $814,000, or $(.07) per share, for the quarter ended September 30, 2001. For the quarter ended September 30, 2002, the Company had a $94,000 profit from continuing operations before provision for income taxes and extraordinary item compared to a $825,000 loss from continuing operations before provision for income taxes and extraordinary item from the comparable period in 2001. The $935,000 tax expense reflected in this quarter is the result of a New Jersey tax law change that is retroactive back to January 1, 2002. This retroactive change does not allow the utilization of prior net operating losses to offset the gain from the sale of the Companion Pet Products division.

Total revenues for the quarter ended September 30, 2002 were $1,146,000, compared to $1,067,000 for the quarter ended September 30, 2001. The increase in revenues is due to higher pet products sales to Vetoquinol U.S.A., partially offset by a net decrease in Johnson & Johnson royalty income, which is based on their sales. A significant portion of the Company's product sales are attributed to a single customer. In addition, licensing and royalty income is primarily generated from arrangements with two customers.

Cost of sales, as a percent of product sales, increased slightly from 39% in
the quarter ended September 30, 2001 to   40% in the quarter ended September
30, 2002. The resulting decrease in gross profit from 61% in the quarter ended September 30, 2001 to 60% for the quarter ended September 30, 2002 is the result of the change in the mix of products sold.

Selling, general and administrative expenses decreased $129,000, or 19%, from $696,000 in the quarter ended September 30, 2001. As a percent of revenues, these expenses were 65% in the third quarter of 2001 compared to 49% for the third quarter of 2002. Overall, expenses decreased due to staff reductions after the sale of the Companion Pet Products division and reduction in accounting and bank charge fees.

Product development and research expenses increased $29,000, or 24%, compared to the quarter ended September 30, 2001. The increase is primarily due to salary increases and additional lab supplies for current projects.

During the quarter ended September 30, 2001, the Company recorded non-recurring charges of $605,000 related to a write-down for the estimated loss on the sale of the corporate building.

The Company recorded interest income of $9,000 for the quarter ended September 30, 2002 compared to interest expense of $192,000 for the comparable quarter in 2001. The change is due to the paydown of the Company's debt using the proceeds from the sale of the Companion Pet Products division.

The majority of the tax expense is a result of a New Jersey change in the tax law that is retroactive back to January 1, 2002. The change, which was enacted in July 2002, suspended the use of net operating losses for a two year period. Therefore, the gain from the sale of the Companion Pet Products division could not be offset against prior net operating losses, resulting in the current quarter's tax expense. The effect of this change is required to be reflected as a component of continuing operations.

Nine months ended September 30, 2002 compared September 30, 2001

The Company had a net profit attributable to common stock of $8,063,000, or $.70 per share, for the nine months ended September 30, 2002 compared to a net loss attributable to common stock of $785,000 or $(.07) per share, for the nine months ended September 30, 2001. The increase in net profit compared to the prior year was primarily due to the gain on the sale of the Company's Companion Pet Products division, net of the loss from early extinguishment of debt.

Total revenues for the nine months ended September 30, 2002 were $3,273,000, which represents a decrease of $424,000 or 11%, from revenues of $3,697,000 for the nine months ended September 30, 2001. The decrease in revenues is primarily the result of the change in pricing structure with the Company's largest customer, Estee Lauder, which reduced the average sales price per unit. Also, Johnson & Johnson royalty income, which is based on their sales, is down from the prior year. A significant portion of the Company's product sales are attributed to a single customer. In addition, licensing and royalty income is primarily generated from arrangements with two customers.

Cost of sales, as a percent of product sales, increased from 29% for the
nine months ended September 30, 2001 to   42% for the nine months ended
September 30, 2002. The resulting decrease in gross profit from 71% in the nine months ended September 30, 2001 to 58% for the nine months ended September 30, 2002 is the result of the change in pricing structure noted above, change in mix to lower gross profit products and unabsorbed costs.

Selling, general and administrative expenses decreased $156,000, or 8%, from $2,051,000 for the nine months ended September 30, 2001. As a percent of revenues, these expenses were 55% of revenues for the first nine months of 2001 compared to 58% for the first nine months of 2002. Overall, expenses decreased due to staff reductions after the sale of the Companion Pet Care division, reduction in accounting and bank fees, and from the forgiveness of interest and penalties from a New Jersey sales tax assessment which was waived due to an amnesty program.

Product development and research expenses decreased $14,000, or 3%, compared to the nine months ended September 30, 2001. The decrease is principally related to lower salaries due to lower headcount.

Interest expense decreased $313,000, or 52%, from $607,000 for the nine months ended September 30, 2001 to $294,000 for the nine months ended September 30, 2002. The decrease is due to lower interest rates and the pay down of the Company's debt on May 31, 2002 using the proceeds from the sale of the Companion Pet Products division.

The majority of the tax expense is a result of a New Jersey change in the tax law that is retroactive back to January 1, 2002. The change suspended the use of net operating losses for a two year period. Therefore, the gain from the sale of the Companion Pet Products division could not be offset against prior net operating losses, resulting in the current year's tax expense. The effect of this change is required to be reflected as a component of continuing operations.

Liquidity and Capital Resources

On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The buyer assumed liabilities of approximately $986,000, and paid the Company cash in the amount of $16,700,000. The Company's results reflect a $12,432,000 gain on the sale of the Companion Pet Products division for the nine months ended September 30, 2002. The gain is net of direct costs incurred by the Company in connection with the sale and the reduction in the purchase price resulting from post-closing adjustments. The Companion Pet Products division incurred a loss of $401,000 for the nine months ended September 30, 2002. Also, upon the sale, the Company paid all of its debt and interest owed to Fleet and ACS. As a result, the Company incurred a $2,654,000 extraordinary loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

The Company's operating activities used $1,436,000 of cash during the nine months ended September 30, 2002 compared to $369,000 for the comparable period in 2001. The majority of cash used was from the sale of the Companion Pet Products division, which was utilized to pay down accounts payable and accrued expenses.

The Company generated $16,941,000 of cash in the nine months ended September 30, 2002 from investing activities compared to $288,000 for the comparable period in 2001. The increase in the source of cash was primarily due to the proceeds from the sale of the Companion Pet Products division.

The Company's financing activities used $12,935,000 of cash in the nine months ended September 30, 2002 compared to $50,000 provided by financing activities in the comparable period of 2001. The difference is a result of the payoff of the Fleet and ACS debt using the proceeds from the sale of the Companion Pet Products division and the purchase of the ACS stock which is reflected as treasury shares.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash from operations or other sources in order to meet its obligations as they become due. If the Company's operating results deteriorate or product sales do not improve, then it could lead to curtailment of certain of its business operations or the commencement of bankruptcy or insolvency proceedings by the Company or its creditors. There can be no assurance, however, that management's plan will be successful.

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

In April 2000, the FDA initiated an inspection of the Company's Companion Pet Products division and issued an inspection report on Form FDA-483 on July 5, 2000. The July 5, 2000 FDA report included several unfavorable observations of manufacturing and quality assurance practices and products of the division. On May 24, 2000, in an effort to address a number of the FDA's stated concerns, the Company permanently discontinued production and shipment of Liquichlor, and permanently stopped production and sale of Cerumite on June 1, 2000 and Cardoxin on

September 8, 2000. The Company responded to the July 5, 2000 FDA report and prepared the required written procedures and documentation on product preparation to comply with the FDA regulations. The FDA returned for a final inspection in June 2001 and provided a summary of findings on August 28, 2001. The FDA report indicated that no objectionable conditions were noted and stated that the Company was in compliance. In March 2001, the Company signed a supply agreement to outsource the manufacturing of products for the Companion Pet Products division, and ceased manufacturing operations at the Companion Pet Products manufacturing facility.

Other Pending Regulatory Matters

On April 6, 2002, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company is cooperating with the authorities and does not expect to incur any material fines or penalties.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000, of which $260,000 remains accrued as of September 30, 2002. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense during the third quarter of 2001.

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

                         IGI, INC. AND SUBSIDIARIES

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is changes in interest rates. The Company's cash equivalents consist primarily of investments in mutual funds.

ITEM 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 6 - Exhibits and Reports

      (a)   Exhibits

            99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Report of Form 8-K

            A report on Form 8-K was filed on July 11, 2002, reporting that ACS had exercised their warrant to purchase IGI's shares pursuant to their Subordinated Debt Agreement and their intention to sell the shares.

            A report on Form 8-K was filed on July 30, 2002, reporting IGI's purchase from ACS of the shares of IGI stock acquired by ACS under their warrant.

                         IGI, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IGI, Inc.
                                       (Registrant)


Date:  November 14, 2002               By:  /s/ John F. Ambrose
                                            -------------------------------
                                            John F. Ambrose
                                            President and Chief Executive
                                            Officer

Date:  November 14, 2002               By:  /s/ Domenic N. Golato
                                            -------------------------------
                                            Domenic N. Golato
                                            Senior Vice President and Chief
                                            Financial Officer

                                CERTIFICATION
                                      OF
                              DOMENIC N. GOLATO
                           CHIEF FINANCIAL OFFICER
                                      OF
                                  IGI, INC.
                        -----------------------------

I, Domenic N. Golato, Chief Financial Officer of IGI, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of IGI, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                       /s/ Domenic N. Golato
                                       ------------------------------------
                                           Domenic N. Golato
                                           Chief Financial Officer

                                CERTIFICATION
                                      OF
                               JOHN F. AMBROSE
                     PRESIDENT & CHIEF EXECUTIVE OFFICER
                                      OF
                                  IGI, INC.
                        -----------------------------

I, John F. Ambrose, President & Chief Executive Officer of IGI, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of IGI, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                       /s/  John F. Ambrose
                                       ------------------------------------
                                            John F. Ambrose
                                            President & Chief Executive
                                            Officer