Form 10-K
period 2002-12-31
IGI INC
filed 2003-03-10
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            _____________________


                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended                                    Commission File No.
---------------------                                    -------------------
December 31, 2002                                                  001-08568

                                  IGI, Inc.
           (Exact name of registrant as specified in its charter)

Delaware                                                          01-0355758
--------                                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                           Identification No.)

105 Lincoln Avenue, Buena, NJ                                          08310
-----------------------------                                          -----
(Address of principal executive offices)                          (Zip Code)

                               (856) 697-1441
                               --------------
             Registrant's telephone number, including area code

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

                             Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_.

The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at June 28, 2002, as computed by reference to the closing price of such stock, was approximately $6,340,000.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 7, 2003 was 11,385,803 shares.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed with the Commission on or before April 30, 2003 are incorporated herein by reference in Part III.

                                   Part I

Item 1.  Business

      IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at 105 Lincoln Avenue, Buena, New Jersey. The Company is engaged in the production and marketing of cosmetics and skin care products.

      In December 1995, IGI distributed its ownership of its majority-owned subsidiary, Novavax, Inc. ("Novavax"), in the form of a tax-free stock dividend, to IGI stockholders. Novavax had comprised the biotechnology business segment of IGI. In connection with the distribution, the Company paid Novavax $5,000,000 in return for a ten-year license (the "IGI License Agreement") entitling it to the exclusive use of the Novasome(R) lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field"). IGI has the option, exercisable within the last year of the ten-year term, to extend the exclusive license for an additional ten-year period for $1,000,000. Novavax has retained the right to use the Technologies for applications outside the IGI Field, mainly human vaccines and pharmaceuticals.

Consumer Products Business

      IGI's Consumer Products business is primarily focused on the continued commercialization of the Microencapsulation Technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products that the Company markets through collaborative arrangements with major cosmetic and consumer products companies. IGI plans to continue to work with cosmetics, food, personal care products, and over-the-counter ("OTC") pharmaceutical companies for commercial applications of the Microencapsulation Technologies. Because of their ability to encapsulate skin protective agents, oils, moisturizers, shampoos, conditioners, skin cleansers and fragrances and to provide both a controlled and a sustained release of the encapsulated materials, Novasome(R) lipid vesicles are likewise well-suited to cosmetics and consumer product applications. For example, Novasome(R) lipid vesicles may be used to deliver moisturizers and other active ingredients to the deeper layers of the skin or hair follicles for a prolonged period; to deliver or preserve ingredients which impart favorable cosmetic characteristics described in the cosmetics industry as "feel," "substantivity," "texture" or "fragrance" and to deliver normally incompatible ingredients in the same preparation, with one ingredient being shielded or protected from the other by encapsulation within the Novasome(R) vesicle.

      The Company produces Novasome(R) vesicles for various skin care products, including those marketed by Estee Lauder such as "All You Need," "Re-Nutriv," "Virtual Skin," "100% Time Release Moisturizer," "Resilience," "Surface Optimizing," "Vibrant" and others. Sales to Estee Lauder accounted for $2,629,000 or 60% of 2002 revenues, $2,725,000 or 63% of 2001 revenues and $3,692,000 or 56% of 2000 revenues.

      In December 1998, the Company entered into a ten-year supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provided that Genesis would pay the Company, in four equal annual installment payments, a $1,000,000 trademark and technology transfer fee which would be recognized as revenue over the life of the agreement. In addition, Genesis agreed to pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. The Company recognized $541,000 of royalty income related to this agreement for the year ended December 31, 2000.

      On February 14, 2001, the agreement with Genesis was terminated and replaced with a new manufacturing and supply agreement and an assignment of trademark agreement for the WellSkin(TM) line of skin care products. The manufacturing and supply agreement expires on December 13, 2005 and contains two ten-year renewal options. The Company received a lump sum payment of $525,000 for the assignment of the trademark, which is being recognized ratably over the term of the arrangement. The Company recognized $105,000 of income related to this agreement in each of the years ended December 31, 2002 and 2001.

      The Company entered into a sublicense agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a sublicense to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $714,000, $856,000 and $1,487,000 of royalty income related to this agreement for the years ended December 31, 2002, 2001 and 2000, respectively. As noted above, royalties are calculated on net sales of microencapsulated retinoid products. The future sales trends of these products are not known by the Company.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide sublicense rights for the use of the Novasome(R) technology for certain products and distribution channels. The agreement provided for an up-front sublicense fee of $150,000. In addition, the agreement provided for additional payments of $50,000 in June 1999, October 1999 and June 2000, as well as future royalty payments based on JJM's sales of sublicensed products. The Company recognized $32,000, $105,000 and $55,000 of royalty income in 2002, 2001 and 2000, respectively, related to the agreement. See Note 5 "Supply and Sublicensing Agreements" of the Consolidated Financial Statements for a discussion of the cumulative effect of an accounting change which relates to this agreement. In March of 2002, the agreement between the Company and JJM was amended stating that JJM is no longer required to make minimum payments and the sublicense has been converted to a non-exclusive worldwide sublicense with the exception of Japan, which will remain exclusive. If the amount of royalties paid by JJM equals or exceeds $200,000 in any year, the following calendar year will become an exclusive worldwide agreement and will remain so until royalties fall below that amount.

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

      Also in January 2000, the Company entered into an agreement with Fujisawa Pharmaceutical, Co. Ltd. ("Fujisawa") The purpose of this agreement was for IGI to incorporate its Novasome(R) technology into a new formulation of its topical products. This project was completed in stages with amounts being paid to the Company with the successful completion of each stage. The agreement was in effect for a 15 month period. The Company recognized $250,000 of income relating to this project for the year ended December 31, 2000. Currently, the project has been suspended by Fujisawa.

      In July 2001, the Company entered into a Research, Development and Manufacturing Agreement with Prime Pharmaceutical Corporation ("Prime"). The purpose of the agreement was to develop a facial lotion, a facial creme and scalp application for the treatment of psoriasis. The project has been completed in stages with amounts being paid to the Company with the successful completion of each stage. In addition, the Company has agreed to rebate $3.60 per kilogram for the first 12,500 kilograms of product manufactured for and sold to Prime. The Company recognized $40,000 of product sales related to this project in 2001.

      In November 2002, the Company entered into a Manufacturing Service Agreement with Desert Whale Jojoba Company, Inc. The purpose of this agreement is to develop and manufacture jojobasomes to be used as a personal care product. This project is still in the developmental stage and no revenue has been recognized as of December 31, 2002.

Non-recurring Charge

      During September 2001, the Company committed to a plan of sale for its corporate office building. An impairment charge of $605,000 was recorded in the third quarter of 2001 to reflect the difference between the selling price, less related selling costs, and the net book value of the building. The Company sold the building during February 2002.

Discontinued Operations

      On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, which produced and marketed poultry vaccines and related products. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. In March 2001, the Company negotiated a resolution and received approximately $237,000 of the escrowed funds. In addition, the Company reduced an accrual by $46,000 for costs related to the sale. The Company's results reflect a $283,000 and $114,000 gain on the sale of the Vineland division for the years ended December 31, 2001 and 2000, respectively. The Vineland division incurred an operating loss of $1,978,000 for the year ended December 31, 2000.

      On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The buyer assumed liabilities of approximately $986,000, and paid the Company cash in the amount of $16,254,000. The Company's results reflect a $12,433,000 gain on the sale of the Companion Pet Products division for the year ended December 31, 2002. The gain is net of direct costs incurred by the Company in connection with the sale and the reduction in the purchase price resulting from post-closing adjustments. The Companion Pet Products division incurred losses of $523,000, $720,000 and $581,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The results for the year ended December 31, 2002 included an impairment charge of $630,000 related to the Companion Pet Products warehouse. Also, upon the sale, the Company paid all of its debt and interest owed to Fleet Capital Corporation ("Fleet") and American Capital Strategies, Ltd. ("ACS"). As a result, the Company incurred a $2,654,000 extraordinary loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

      In the first quarter of 2001, the Company decided to outsource the manufacturing for its Companion Pet Products division. The Company accelerated the outsourcing process (originally anticipated to be completed by June 2001) due primarily to the discovery on March 2, 2001 of the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site, at which time the Company ceased its manufacturing operations at the facility. On March 6, 2001, the Company signed a supply agreement with a third party to manufacture products for the Companion Pet Products division. On March 8, 2001, the Company terminated the employment of the manufacturing personnel at this facility.

      During 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $991,000 offset by a grant from the State of New Jersey for $81,000, for a net charge of $910,000. The Company applied to the New Jersey Economic Development Authority (NJEDA) and the New Jersey Department of Environmental Protection (NJDEP) for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded an $81,000 grant and a $246,000 loan. The $81,000 grant was received in the third quarter of 2001. The loan, which requires monthly principal payments, has a term of ten years at a rate of interest of 5%. The Company received funding of $182,000 from the loan during 2002.

      The composition and activity of the non-recurring charges (including the amount related to the sale of the corporate office building) are as follows (amounts in thousands):


                                      Reduction of      Cash        Net accrual at        Cash       Additional    Net accrual at
Description                  Amount      assets      Expenditure   December 31, 2001   expenditure    expense     December 31, 2002
-----------                  ------   ------------   -----------   -----------------   -----------   ----------   ------------------

Impairment of property and
 equipment                   $  314     $  (314)        $   -            $  -             $  -          $ -             $  -
Environmental clean upcosts,
 net of State grant             469           -          (187)            282              (23)          70              329
Impairment of corporate
 office building                605        (605)            -               -                -            -                -
Write off of inventory           91         (91)            -               -                -            -                -
Plant shutdown costs             21         (11)          (10)              -                -            -                -
Severance                        15           -           (15)              -                -            -                -
                             -----------------------------------------------------------------------------------------------
                             $1,515     $(1,021)        $(212)           $282             $(23)         $70             $329
                             ===============================================================================================

Manufacturing

      The Company's manufacturing operations include bulk manufacturing and testing of cosmetics, dermatologics, emulsions and shampoos. The raw materials included in these products are available from several suppliers. The Company produces quantities of Novasome(R) lipid vesicles adequate to meet its current and foreseeable needs.

Research and Development

      The Company's consumer products development efforts are directed toward Novasome(R) encapsulation to improve performance and efficacy of pesticides, specialty and other chemicals, biocides, cosmetics, consumer products, flavors and dermatologic products. Total product development and research expenses were $549,000, $536,000 and $853,000 in 2002, 2001 and
2000, respectively.

Patents and Trademarks

      All of the names of the Company's major products are registered in the United States and all significant markets in which the Company sells its products. The Company maintains patents in various countries covering certain of its products. Under the terms of the 1995 IGI License Agreement, the Company has an exclusive ten-year license to use the Technologies licensed from Novavax in the IGI Field. Novavax holds 44 U.S. patents and a number of foreign patents covering the Technologies licensed to IGI.

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

      In addition to product approval, the Company may be required to obtain a satisfactory inspection by the FDA covering its manufacturing facilities before a product can be marketed in the United States. The FDA will review the manufacturing procedures and inspect the facilities and equipment for compliance with applicable rules and regulations. Any material change by the Company in the manufacturing process, equipment or location would necessitate additional review and approval.

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

Employees

      At February 22, 2003, the Company had 21 full-time employees, of whom three were in marketing, sales, distribution and customer support, six in manufacturing, five in research and development, and seven in executive, finance and administrative functions. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

Item 2.  Properties

      The Company's executive administrative offices are located in Buena in a 25,000 square foot facility built in 1995. This facility is also used for production, product development, marketing, and warehousing for the Company's cosmetic, dermatologic and personal care products. In addition, the Company owns a vacant facility, also located in Buena, New Jersey, which was used for warehousing and distribution of veterinary pharmaceuticals prior to the sale of the Companion Pet Products business. The facility was built in 1971 and expanded in 1975. The facility presently contains 41,200 square feet of usable floor space and is situated on eight acres of land. The Company's former corporate office building in Buena, New Jersey was sold in the first quarter of 2002.

Item 3.  Legal Proceedings

Settlement of U.S. Regulatory Proceedings

      In March 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding investigations and proceedings that they had initiated earlier. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. The fine and restitution were paid in 2002. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which continued through the period ending January 31, 2002. The expense of settling with these agencies was reflected in the 1998 results of operations. The settlement did not affect the inquiry being conducted by the SEC, nor did it affect possible governmental action against former employees of the Company.

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

Other Pending Regulatory Matters

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company is cooperating with the authorities and has accrued the estimated expense of settling with this agency.

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $329,000 remains accrued as of December 31, 2002. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense during the third quarter of 2001, and an additional expense of $70,000 in the fourth quarter of 2002. The majority of the remediation will be completed by the Spring of 2003. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of the monitoring is included in the accrual.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's stockholders during the last quarter of 2002.

Executive Officers of the Company

      The following table sets forth (i) the name and age of each executive officer of the Company as of February 22, 2003, (ii) the position with the Company held by each such executive officer and (iii) the principal occupation held by each executive officer for at least the past five years.


                            Officer    Principal Occupation and Other Business
Name                 Age     Since        Experience During Past Five Years
----                 ---    -------    ---------------------------------------

John F. Ambrose      63       2000     President and Chief Executive Officer since September 2000.
                                       Vice President of Sales and Marketing at Digitrace Care
                                       Services of Boston from November 1997 through September
                                       2000.

Domenic N. Golato    47       2000     Senior Vice President and Chief Financial Officer since July
                                       2000. Vice President and Chief Financial Officer of IVC, Inc., a
                                       publicly traded manufacturer of vitamins and nutritional
                                       products, from 1998 to June 2000. Vice President and Chief
                                       Financial Officer of RF Power Products, Inc., a publicly traded high technology manufacturer of radio frequency power delivery systems to the semiconductor and flat panel display industries, from 1993 to 1998.

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

      The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange ("AMEX") (symbol: "IG"). On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. The following table shows the range of high and low sale prices on the AMEX for the periods indicated:


                        High      Low
                        ----      ---

2001
----
First quarter           $ .88    $ .47
Second quarter          $1.00    $ .45
Third quarter           $ .71    $ .46
Fourth quarter          $ .95    $ .52

2002
----
First quarter           $ .96    $ .54
Second quarter          $ .80    $ .50
Third quarter           $ .79    $ .46
Fourth quarter          $ .90    $ .44

      The approximate number of holders of record of the Company's Common Stock at March 7, 2003 was 717 (not including stockholders for whom shares are held in a "nominee" or "street" name).

                                   Part II

Item 6.  Selected Financial Data

Five-Year Summary of Selected Financial Data (in thousands, except per share information):


                                                                  Year ended December 31,
                                                 --------------------------------------------------------
                                                   2002        2001        2000        1999        1998
                                                   ----        ----        ----        ----        ----

Statement of Operating Results
Revenues                                         $  4,364    $  4,294    $  6,552    $  6,938    $  5,839
Operating profit (loss)                                79        (752)       (993)     (1,303)     (3,237)
Loss from continuing operations                      (476)     (1,303)     (8,194)     (2,533)     (3,534)
Income (loss) from discontinued operations *         (523)       (720)     (2,559)        561         505
Gain on disposal of discontinued operations        12,433         283         114           -           -
Extraordinary gain (loss) from early
 extinguishment of debt                            (2,654)          -        (630)        387           -
Cumulative effect of accounting change                  -           -        (168)          -           -
Net income (loss)                                   8,780      (1,740)    (11,437)     (1,584)     (3,029)
Income (loss) per share-basic and diluted:
  From continuing operations                     $   (.05)   $   (.11)   $   (.80)   $   (.12)   $   (.28)
  From discontinued operations                       (.05)       (.07)       (.25)       (.09)       (.04)
  Gain on disposal of discontinued operations        1.09         .03         .01           -           -
  Extraordinary gain (loss) from early
   extinguishment of debt                            (.23)          -        (.06)        .04           -
  Cumulative effect of accounting change                -           -        (.02)          -           -
  Net income (loss)                                   .76        (.15)      (1.12)       (.17)       (.32)


                                                                    As of December 31,
                                                 --------------------------------------------------------
                                                   2002        2001        2000        1999        1998
                                                   ----        ----        ----        ----        ----

Balance Sheet Data
Working capital equity (deficit)                 $  2,208    $ (6,588)   $ (6,894)   $ (3,084)   $ (4,378)
Total assets                                        5,929      10,539      12,387      31,517      30,604
Short-term debt and notes payable                      18       9,804       9,785      17,341      19,318
Long-term debt and notes payable
 (excluding current maturities)**                     164           -           -           -         408
Stockholders' equity (deficit)                      4,509      (4,185)     (3,275)      5,533       5,923
Average number of common and
 common equivalent shares:
  Basic and diluted                                11,430      10,957      10,205       9,605       9,470

* On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division. On May 31, 2002 the shareholders of the Company approved and the Company consummated the sale of the assets and transfer of the liabilities of the Companion Pet Products division. The Consolidated Financial Statements present these segments as discontinued operations.
** In connection with certain amendments to the Company's debt agreements, the Company reflected certain debt as short-term debt as of December 31, 2001, 2000 and 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This "Management's Discussion and Analysis" section and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. (See "Factors Which May Affect Future Results" below.) Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

      From mid-1997 through 2001, the Company was subject to intense governmental and regulatory scrutiny and was also confronted with a number of material operational issues. These matters have had material adverse effects on the Company's financial condition and results of operations.

      2002 Compared to 2001

      The Company had net income attributable to common stock of $8,647,000, or $.76 per share, in 2002 compared to a net loss attributable to common stock of $1,693,000, or $(.15) per share, in 2001. The majority of the change from 2002 to 2001 is the result of the gain on the sale of the Companion Pet Products division net of the extraordinary loss from the early extinguishment of debt.

      Total revenues for 2002 were $4,364,000, which represents an increase of $70,000, or 2%, from revenues of $4,294,000 in 2001. The increased revenues were due to product sales to a new customer, Vetoquinol, USA, offset by lower licensing revenues. Licensing and royalty income of $851,000 in 2002 decreased by $215,000 compared to 2001, primarily as a result of decreased licensing revenues from Johnson & Johnson. Licensing revenues from Johnson & Johnson are based on their sales. A significant portion of the Company's product sales are attributable to a single customer. In addition, licensing and royalty income is primarily generated from arrangements with two customers.

      Product sales of $3,513,000 in 2002 increased $285,000 compared to 2001 as a result of sales of our pet care products to Vetoquinol, USA. Vetoquinol became a new customer for the Company as a result of the sale of the Companion Pet Products division. The Company continues to manufacture several of the pet care shampoos and lotions for Vetoquinol.

      Cost of sales increased by $266,000, or 24%, in 2002 as compared to 2001. As a percentage of product sales, cost of sales increased from 34% in 2001 to 39% in 2002. The decrease in gross profit from 66% in 2001 to 61% in 2002 was the result of fixed costs being allocated solely to the Consumer Products division since the sale of the Companion Pet Products division and the change in the mix of the products sold.

      Selling, general and administrative expenses decreased by $435,000, or 16%, from $2,793,000 in 2001 to $2,358,000 in 2002. As a percentage of revenues, these expenses were 65% of revenues for 2001 compared to 54% in 2002. Overall, expenses decreased due to staff reductions after the sale of the Companion Pet Products division, reduction in accounting fees and bank charges and from the forgiveness of penalties from a New Jersey Sales Tax Assessment, which was waived due to an amnesty program.

      Product development and research expenses increased by $13,000 in 2002, or 2%, compared to 2001. The increase was principally for an additional research staff to work on new and existing projects.

      Net interest expense decreased $539,000, or 66%, from $822,000 in 2001 to $283,000 in 2002. The decrease was a result of the Senior Debt and Subordinated Debt Agreements being paid off with proceeds from the sale of the Companion Pet Products division.

      Tax expense in 2002 is a result of a New Jersey change in the tax law in July 2002 that is retroactive to January 1, 2002. The change suspended the use of net operating losses for a two year period. Therefore, the gain from the sale of the Companion Pet Products division could not be offset against prior net operating losses, resulting in the current year's tax expense. The effect of this change is required to be reflected as a component of continuing operations. The Company sold some of its state operating loss carryforwards in exchange for proceeds of $249,000 and $289,000 in 2002 and 2001, respectively. The 2002 proceeds partially offset the effect of the tax law change.

      Discontinued operations for 2002 consisted of the gain on the sale of the Companion Pet Products division and their loss from operations. In 2001, discontinued operations consisted of the remaining gain from the sale of the Vineland division and the loss from operations from the Companion Pet Products division.

      The extraordinary loss on the early extinguishment of debt of $2,654,000 in 2002 relates to the write off of the deferred financing costs and the unamortized debt discount under the Subordinated Debt Agreement in connection with the repayment of the Senior Debt and the Subordinated Debt.

      2001 Compared to 2000

      The Company had a net loss attributable to common stock of $1,693,000, or $(.15) per share, in 2001 compared to a net loss attributable to common stock of $11,437,000, or $(1.12) per share, in 2000. Excluding the mark-to-market adjustment for the detachable stock warrants, the Company had a net loss of $1,740,000 for 2001 compared to a net loss of $11,437,000 for 2000. The decrease in the net loss was primarily due to lower operating expenses of $2,499,000 in 2001, a lower loss from discontinued operations in 2001 and the establishment of an additional valuation allowance for deferred taxes in 2000. This was offset by a reduction in revenues and $605,000 of non-recurring charges in 2001.

      Total revenues in 2001 were $4,294,000, which represents a decrease of $2,258,000, or 34%, from revenues of $6,552,000 in 2000. Licensing and royalty income of $1,066,000 in 2001 decreased by $1,387,000 compared to 2000 mainly due to reductions in one time research and development contracts and Johnson & Johnson royalty income. Licensing revenues from Johnson & Johnson are based on their sales. Product sales decreased by $871,000, primarily due to lower Estee Lauder sales.

      Cost of sales, as a percentage of product sales, remained constant at 34% for 2001 and 2000.

      Selling, general and administrative expenses decreased $2,506,000, or 47%, from $5,299,000 in 2000. As a percentage of revenues, these expenses were 81% of revenues for 2000 compared to 65% in 2001. Overall expenses decreased due to decreased professional fees, reduced staffing, and additional cost saving measures that were implemented during 2000.

      Product development and research expenses decreased $317,000, or 37%, compared to 2000. The decrease was principally related to the departure from the Company of the head of Research and Development.

      Interest expense decreased $515,000, or 39%, from $1,337,000 in 2000 to $822,000 in 2001. The decrease in interest was due to the reduction of outstanding debt and lower interest rates, offset by the net adjustment amounting to $358,000 in 2000 related to the mark-to-market adjustment on warrants granted to ACS to purchase 1,907,543 shares of the Company's stock.

      During the year ended December 31, 2001, the Company sold some of its state operating loss carryforwards in exchange for net proceeds of $289,000. The increase in tax expense in 2000 was the result of an additional valuation allowance of $6,448,000 that was recorded during the quarter ended September 30, 2000.

      Discontinued operations for 2001 consisted of the remaining gain from the sale of the Vineland division and the loss from the Companion Pet Products division. In 2000, discontinued operations consisted of the gain from the sale of the Vineland division and the loss from operations of both the Companion Pet Products and Vineland divisions.

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and start the clean up. The Company had previously decided that it would outsource the manufacturing for this division during the second quarter of 2001. Due to the environmental situation noted above, the Company accelerated the outsourcing process and executed a supply agreement on March 6, 2001 and ceased manufacturing operations at the facility. During 2001, the Company recorded, as part of discontinued operations, non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $991,000 offset by a grant from the State of New Jersey for $81,000, for a net charge of $910,000.

Liquidity and Capital Resources

      The Company's operating activities used $724,000 of cash during 2002, compared to $177,000 provided in 2001. The majority of the change was due to reductions in accounts payable and accrued expenses, using proceeds from the sale of the Company's Companion Pet Products division.

      The Company generated $15,925,000 of cash in 2002 from investing activities compared to $32,000 in 2001. The increase in the source of cash was primarily due to the proceeds from the sale of the Companion Pet Products division and the former corporate office building.

      The Company's financing activities used $13,212,000 of cash in 2002 compared to $268,000 in 2001. The difference is the result of the pay-off of the Fleet and ACS debt using the proceeds from the sale of the Companion Pet Products division and the purchase of treasury shares.

      The Company's principal sources of liquidity are cash from operations and cash and cash equivalents. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to meet the Company's foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing. Management may, from time to time, seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

      Our total committed contracts that will affect cash over the next five years and beyond are as follows:


                       Expected Cash Payments By Year
                       ------------------------------
                               (in thousands)

                                                               2007 and
Contractual Commitments        2003    2004    2005    2006     beyond     Total
-----------------------        ----    ----    ----    ----    --------    -----

Debt obligations               $14     $15     $16     $17       $120      $182
Operating lease obligations     51      50      48      17          -       166
                               ------------------------------------------------
                               $65     $65     $64     $34       $120      $348
                               ------------------------------------------------

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

American Stock Exchange (AMEX) Continuing Listing Standards
-----------------------------------------------------------

      On March 28, 2002, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect a profit from continuing operations and a net profit for 2002 and a minimum of $4,000,000 in stockholders' equity by December 31, 2002 in order to remain listed.

      On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The Company will be subjected to periodic review by the AMEX staff during the extension period. The 2002 loss from continuing operations reflects tax expense associated with a change in the New jersey tax law that was retroactive to January 1, 2002. As a result of this tax expense, the Company will not be in compliance with the AMEX listing standards for income from continuing operations. The Company notified AMEX of this issue on November 14, 2002 after release of the Company's 2003 third quarter results. As of this date, AMEX has not responded to the Company. The Company will contact AMEX shortly after release of the 2002 year end results to resolve its listing status.

Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any amounts allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      As of the January 1, 2002 adoption date of SFAS No.142, the Company had unamortized goodwill of approximately $190,000, which was subject to the transition provisions of SFAS Nos. 141 and 142. In connection with the sale of the Companion Pet Products division on May 31, 2002, the goodwill was written off.

      In August 2001, the FASB issued SFAS No. 144, which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of

Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

      The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have an impact on the Company's consolidated financial statements as the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No, 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

Critical Accounting Policies

      In December 2001, the Securities and Exchange Commission (SEC) issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgements or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Environmental Remediation Liability
-----------------------------------

      On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. In December 2002, a further update was performed and the final estimated costs were increased to $620,000, of which $329,000 remains accrued as of December 31, 2002. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense in the third quarter of 2001 and an additional expense of $70,000 in the fourth quarter of 2002. Based on information provided to the Company from it's environmental consultant and what is known to date, the Company believes the reserve is sufficient for the future clean up and remediation of the environmental contamination. There is a possibility, however, that the cleanup and remediation costs may exceed the Company's estimates.

Long-Lived Assets
-----------------

      The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. Based on available information, management believes that the carrying value of its long-lived assets are currently recoverable from future net undiscounted cash flows expected to be generated from such assets. There is a possibility, however, that changes could occur in the future (e.g., the loss of a significant customer) which would negatively impact the Company's ability to recover the carrying amount of its long-lived assets. The occurrence of such an event might result in the Company having to record an impairment charge.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is changes in interest rates. The Company's cash equivalents consist primarily of investments in mutual funds. Management believes, based on the current interest rate environment, that a 100 basis point change in interest rates would have an immaterial impact on interest income.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and notes thereto listed in the accompanying index to financial statements (Item 15) are filed as part of this Annual Report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                  Part III

Item 10.  Directors and Executive Officers of the Registrant

      A portion of the information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") under the captions "PROPOSAL 1 - Election of Directors" - Nominees for Election as Directors and "Beneficial Ownership Reporting Compliance" which are incorporated herein by this reference. Officers are elected on an annual basis and serve at the discretion of the Board of Directors. The Company expects to file the 2003 Proxy Statement no later than April 30, 2003.

Item 11.  Executive Compensation

      The information required by this item is contained under the captions "EXECUTIVE COMPENSATION," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation and Stock Options" in the Company's 2003 Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is contained in the Company's 2003 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is contained under the caption "Certain Relationships and Related Transactions" appearing in the Company's 2003 Proxy Statement and is incorporated herein by this reference.

Item 14.  Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)   Financial Statements:

            Independent Auditors' Report

            Consolidated Balance Sheets, December 31, 2002 and 2001

            Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

            Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

            Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

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

(b)         Report on Form 8-K:

            A report on Form 8-K was filed on December 27, 2002, reporting that IGI's Board of Directors authorized the buy-back of up to one million shares of the Company's common stock on the open market. Also, Frank Gerardi, a private investor, with beneficial ownership of 8.73% of the Company's stock, was unanimously elected as a Director of the Company by the Company's Board of Directors.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 10, 2003                  IGI, Inc.

                                       By:  /s/John F. Ambrose
                                            -----------------------------
                                            John F. Ambrose
                                            President and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

Signatures                  Title                                Date
----------                  -----                                ----

/s/John F. Ambrose          President and Chief Executive        March 10, 2003
-------------------------   Officer
John F. Ambrose

/s/Domenic N. Golato        Senior Vice President,               March 10, 2003
-------------------------   Chief Financial Officer
Domenic N. Golato           (Principal financial officer)

/s/Earl Lewis               Director and Chairman of the Board   March 10, 2003
-------------------------
Earl Lewis

/s/Stephen J. Morris        Director                             March 10, 2003
-------------------------
Stephen J. Morris

/s/Constantine L. Hampers   Director                             March 10, 2003
-------------------------
Constantine L. Hampers

/s/Terrence O'Donnell       Director                             March 10, 2003
-------------------------
Terrence O'Donnell

/s/Donald W. Joseph         Director                             March 10, 2003
-------------------------
Donald W. Joseph

/s/Frank Gerardi            Director                             March 10, 2003
-------------------------
Frank Gerardi

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

                                     OF

                                  IGI, INC.

                        -----------------------------

I, Domenic N. Golato, Chief Financial Officer of IGI, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of IGI, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

                            /s/ Domenic N. Golato
                            ---------------------
                              Domenic N. Golato
                           Chief Financial Officer

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

                                     OF

                                  IGI, INC.

                        -----------------------------

I, John F. Ambrose, President & Chief Executive Officer of IGI, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of IGI, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

                             /s/ John F. Ambrose
                             -------------------
                               John F. Ambrose
                     President & Chief Executive Officer

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
IGI, Inc.:

We have audited the accompanying consolidated balance sheets of IGI, Inc.
and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the three years ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGI, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG LLP

Philadelphia, Pennsylvania
February 28, 2003

                         IGI, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2002 and 2001
           (in thousands, except share and per share information)


                                                                   2002         2001
                                                                   ----         ----

ASSETS
Current assets:
  Cash and cash equivalents                                      $  1,999     $     10
  Accounts receivable, less allowance for doubtful accounts
   of $35 and $122 in 2002 and 2001, respectively                     460          286
  Licensing and royalty income receivable                             166          255
  Inventories                                                         209           89
  Prepaid expenses and other current assets                           146          134
  Assets of discontinued operations                                     -        5,597
                                                                 ---------------------
      Total current assets                                          2,980        6,371
Property, plant and equipment, net                                  2,862        3,392
Other assets                                                           87          776
                                                                 ---------------------
      Total assets                                               $  5,929     $ 10,539
                                                                 =====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving credit facility                                      $      -     $  2,326
  Current portion of long-term debt                                    18        7,478
  Accounts payable                                                    115          773
  Accrued payroll                                                      71           93
  Accrued interest                                                      -          111
  Other accrued expenses                                              551          692
  Income taxes payable                                                 16           12
  Liabilities of discontinued operations                                -        1,474
                                                                 ---------------------
      Total current liabilities                                       771       12,959
Deferred income                                                       485          620
Long-term debt                                                        164            -
                                                                 ---------------------
      Total liabilities                                             1,420       13,579
                                                                 ---------------------

Detachable stock warrants                                               -        1,145

Stockholders' equity (deficit):
  Common stock, $.01 par value, 50,000,000 shares authorized;
   13,262,657 and 11,243,720 shares issued in 2002 and 2001,
   respectively                                                       133          112
  Additional paid-in capital                                       23,644       22,436
  Accumulated deficit                                             (17,953)     (26,733)
  Less treasury stock, 1,878,640 and 0 shares at cost, in 2002
   and 2001, respectively                                          (1,315)           -
                                                                 ---------------------
      Total stockholders' equity (deficit)                          4,509       (4,185)
                                                                 ---------------------
      Total liabilities and stockholders' equity (deficit)       $  5,929     $ 10,539
                                                                 =====================

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
            for the years ended December 31, 2002, 2001 and 2000
           (in thousands, except share and per share information)


                                                          2002         2001         2000
                                                          ----         ----         ----

Revenues:
  Product sales, net                                    $  3,513     $  3,228     $  4,099
  Licensing and royalty income                               851        1,066        2,453
                                                        ----------------------------------
      Total revenues                                       4,364        4,294        6,552

Cost and Expenses:
  Cost of sales                                            1,378        1,112        1,393
  Selling, general and administrative expenses             2,358        2,793        5,299
  Product development and research expenses                  549          536          853
  Non-recurring charges                                        -          605            -
                                                        ----------------------------------
Operating profit (loss)                                       79         (752)        (993)
Interest expense, net                                       (283)        (822)      (1,337)
Other income, net                                             58            -            -
                                                        ----------------------------------

Loss from continuing operations before provision
 (benefit) for income taxes, extraordinary item
 and cumulative effect of accounting change                 (146)      (1,574)      (2,330)
Provision (benefit) for income taxes                         330         (271)       5,864
                                                        ----------------------------------

Loss from continuing operations before extraordinary
 item and cumulative effect of accounting change            (476)      (1,303)      (8,194)
                                                        ----------------------------------

Discontinued operations:
  Loss from operations of discontinued businesses,
   net of tax                                               (523)        (720)      (2,559)
  Gain on disposal of discontinued businesses             12,433          283          114
                                                        ----------------------------------
Income (loss) before extraordinary item and
 cumulative effect of accounting change                   11,434       (1,740)     (10,639)
Extraordinary loss from early extinguishment
 of debt, net of tax                                      (2,654)           -         (630)
Cumulative effect of accounting change                         -            -         (168)
                                                        ----------------------------------
Net income (loss)                                          8,780       (1,740)     (11,437)

Mark to market for detachable stock warrants                (133)          47            -
                                                        ----------------------------------
Net income (loss) attributable to common stock          $  8,647     $ (1,693)    $(11,437)
                                                        ==================================

Basic and Diluted Earnings (Loss) Per Common Share
  Continued operations                                  $   (.05)    $   (.11)    $   (.80)
  Discontinued operations                                   1.04         (.04)        (.24)
  Extraordinary item                                        (.23)           -         (.06)
  Cumulative effect of accounting change                       -            -         (.02)
                                                        ----------------------------------
  Net income (loss) per share                           $    .76     $   (.15)     $ (1.12)
                                                        ==================================

  Weighted average of common stock outstanding
   Basic and diluted                                  11,429,978   10,956,553   10,204,649

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the years ended December 31, 2002, 2001 and 2000
                               (in thousands)


                                                                 2002         2001         2000
                                                                 ----         ----         ----

Cash flows from operating activities:
  Net income (loss)                                            $  8,780     $ (1,740)    $(11,437)
  Reconciliation of net income (loss) to net cash provided
   by (used in) operating activities:
    Gain on sale of discontinued operations                     (12,433)        (283)        (114)
    Depreciation and amortization                                   306          284          487
    Amortization of deferred financing costs and
     debt discount                                                  275          577          690
    Extraordinary loss on early extinguishment of debt            2,654            -          630
    Write down of assets relating to sale of EVSCO                  630            -            -
    Impairment of property, plant and equipment                       -          605            -
    Gain on sale of marketable securities                           (58)           -            -
    Provision for accounts and notes receivable
     and inventories                                                 23          142          162
    Recognition of deferred revenue                                (135)        (135)        (242)
    Deferred income taxes                                             -            -        5,850
    Interest expense related to subordinated note agreement          41          180          148
    Interest income related to put feature of warrants                -            -         (358)
    Stock based compensation expense:
      Non-employee stock options                                      -            -           39
      Directors' stock issuance                                      48           79           84
  Changes in operating assets and liabilities:
    Restricted cash                                                   -          102         (102)
    Accounts receivable                                            (177)         293          (69)
    Inventories                                                    (140)         (19)        (108)
    Receivables due under license and royalty agreements             89          158           19
    Prepaid expenses and other assets                                12           15           95
    Accounts payable and accrued expenses                          (986)      (1,190)         325
    Deferred revenue                                                  -          535          220
    Short-term notes payable, operating                               -            -         (408)
    Income taxes payable                                              4           (3)           -
    Discontinued operations - working capital changes and
     non-cash charges                                               343          577           26
                                                               ----------------------------------
Net cash provided by (used in) operating activities                (724)         177       (4,063)
                                                               ----------------------------------

Cash flows from investing activities:
  Capital expenditures                                             (104)         (63)          (2)
  Proceeds from sale of property, plant and equipment               550            -            -
  Increase in other assets                                          (33)          (5)         (51)
  Proceeds from sale of marketable securities                        58            -            -
  Discontinued operations - other investing activities               (8)        (137)        (585)
  Proceeds from sale of discontinued operations,
   net of direct costs                                           15,462          237       12,000
                                                               ----------------------------------
Net cash provided by investing activities                        15,925           32       11,362
                                                               ----------------------------------

Cash flows from financing activities:
  Borrowings under term loan and capital expenditures
   facility                                                           -            -          257
  Borrowings under revolving credit agreement                     5,958       18,787       33,413
  Repayment of revolving credit agreement                        (8,284)     (18,862)     (36,720)
  Repayment of debt                                              (9,516)        (517)      (4,652)
  Payment of deferred financing costs                              (273)           -          (65)
  Repayment of EDA loan                                             (15)           -            -
  Borrowings under EDA loan                                         197            -            -
  Proceeds from issuance of stock under stock
   subscription agreement                                             -          250            -
  Proceeds from exercise of common stock options
   and purchase of common stock                                      36           74          121
  Purchase of treasury shares                                    (1,315)           -            -
                                                               ----------------------------------
Net cash used in financing activities                           (13,212)        (268)      (7,646)
                                                               ----------------------------------
Net increase (decrease) in cash and cash equivalents              1,989          (59)        (347)
Cash and cash equivalents at beginning of year                       10           69          416
                                                               ----------------------------------
Cash and cash equivalents at end of year                       $  1,999     $     10     $     69
                                                               ==================================

Supplemental cash flow information:
  Cash payments for interest                                   $    507     $    968     $    757
  Cash payment (receipt) for taxes                                  328         (268)           -

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            for the years ended December 31, 2002, 2001 and 2000
                  (in thousands, except share information)


                                                      Common Stock        Additional                                    Total
                                                  --------------------     Paid-In      Accumulated    Treasury     Stockholders'
                                                    Shares      Amount     Capital        Deficit       Stock      Equity (Deficit)
                                                    ------      ------    ----------    -----------    --------    ----------------

Balance, January 1, 2000                          10,133,184     $102      $ 20,834      $(13,556)     $(1,641)        $  5,739

Issuance of stock pursuant to Directors'
 Stock Plan                                           50,398        1            83                                          84
Value of stock options issued to non-employees                                   39                                          39
Amendment to detachable stock warrants to
 remove put feature                                                           3,338                                       3,338
Reclassification of detachable stock warrants                                (1,192)                                     (1,192)
Issuance of stock to 401(k) plan                                               (670)                       747               77
Litigation settlement costs                           35,000                     48                                          48
Partial settlement of amounts due to former
 officer in lieu of cash                              63,448        1           114                                         115
Stock options exercised                               34,125                     83                                          83
Employee stock purchase plan                          26,918                     37                                          37
Net loss                                                                                  (11,437)                      (11,437)
                                                  -----------------------------------------------------------------------------
Balance, December 31, 2000                        10,343,073      104        22,714       (24,993)        (894)          (3,069)

Issuance of stock pursuant to Directors'
 Stock Plan                                          129,989        1            78                                          79
Settlement of amounts due to former officer
 in lieu of cash                                     125,625        1           128                                         129
Issuance of stock to 401(k) plan                                               (849)                       894               45
Stock options exercised                               80,000        1            39                                          40
Employee stock purchase plan                          65,033                     34                                          34
Adjustment of detachable stock warrants                                          47                                          47
Issuance of stock pursuant to stock
 subscription agreement                              500,000        5           245                                         250
Net loss                                                                                   (1,740)                       (1,740)
                                                  -----------------------------------------------------------------------------
Balance, December 31, 2001                        11,243,720      112        22,436       (26,733)           -           (4,185)

Issuance of stock pursuant to Directors'
 Stock Plan                                           70,322        1            47                                          48
Stock options exercised                               39,000        1            20                                          21
Employee stock purchase plan                          30,975                     15                                          15
Adjustment of detachable stock warrants                                        (133)                                       (133)
Detachable stock warrant exercised                 1,878,640       19         1,259                                       1,278
Buyback of stock                                                                                        (1,315)          (1,315)
Net income                                                                                  8,780                         8,780
                                                  -----------------------------------------------------------------------------
Balance, December 31, 2002                        13,262,657     $133      $ 23,644      $(17,953)     $(1,315)        $  4,509
                                                  =============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      Nature of the Business

      IGI, Inc. ("IGI" or the "Company") is currently engaged in the production and marketing of cosmetics and skin care products. During 2000, the Company sold its Vineland division, which produced and marketed poultry vaccines and related products. During 2002, the Company sold its Companion Pet Products division, which manufactured and sold companion pet care products.

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

      Estee Lauder, a significant customer, accounted for $2,629,000 or 60% of 2002 revenues, $2,725,000 or 63% of 2001 revenues and $3,692,000 or 56%
of 2000 revenues. Johnson & Johnson, a significant customer, accounted for $714,000 or 16% of 2002 revenues, $856,000 or 20% of 2001 revenues and
$1,487,000 or 23% of 2000 revenues.

      Principles of Consolidation

      The consolidated financial statements include the accounts of IGI, Inc. and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Cash Equivalents

      Cash equivalents consist of short-term investments, which, at the date of purchase, have maturities of 90 days or less.

      Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable. The Company limits credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with one high credit quality financial institution.

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

      Other Assets

      Other assets primarily consist of the net unamortized patent costs associated with the Novasome(R) microencapsulation technology and deferred financing costs. Patent costs are being amortized over the legal lives of the patents. Deferred financing costs include fees paid to external parties to obtain financing. These deferred financing costs are being amortized over the term of the related debt.

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed.

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

      Financial Instruments

      The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value based on their short duration. The carrying value of the revolving credit facility and long-term debt approximated their fair value based on rates offered to companies with similar financial circumstances.

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

      Stock-Based Compensation

      Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method). No stock-based employee compensation cost is reflected in net income (loss) for options that have been granted, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Since the Company uses the intrinsic value method, it makes pro forma disclosures of net income (loss) and net income (loss) per share as if the fair-value based method of accounting had been applied.

      If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:


                                          2002              2001              2000
                                          ----              ----              ----
                                         (in thousands, except per share information)

Net income (loss) - as reported          $8,780           $(1,693)          $(11,437)
  Deduct: Total stock-based employee
   compensation expense determined
   under the fair value based method       (496)             (453)            (1,084)
                                         -------------------------------------------
Net income (loss) - pro forma            $8,284           $(2,146)          $(12,521)
                                         ===========================================
Income (loss) per share - as reported
 Basic and diluted                       $  .76           $  (.15)          $  (1.12)
                                         ===========================================
Income (loss) per share - pro forma
 Basic and diluted                       $  .71           $  (.20)          $  (1.23)
                                         ===========================================

      Product Development and Research

      The Company's research and development costs are expensed as incurred.

      Net Income (Loss) per Common Share

      Basic net income (loss) per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share of Common Stock is computed using the weighted average number of shares of Common Stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the Company's net loss from continuing operations for the years ended December 31, 2002, 2001 and 2000, the effect of the Company's potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of Common Shares outstanding and net income (loss) per Common Share are the same. Potentially dilutive common stock equivalents which were excluded from the net income (loss) per share calculations due to their anti-dilutive effect amounted to 2,852,000 for 2002, 4,880,543 for 2001 and 4,997,869 for 2000.

      Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Since inception, the Company has not had transactions that are required to be reported in other comprehensive income. Comprehensive income (loss) for each period presented is equal to the net income (loss) for each period as presented in the Consolidated Statements of Operations.

      Reclassifications

      Certain previously reported amounts have been reclassified to conform with the current period presentation.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related deferred tax asset valuation allowances, and accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

      Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any amount allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

      As of the January 1, 2002 adoption date of SFAS No.142, the Company had unamortized goodwill of approximately $190,000, which was subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $8,000 in each of the years ended December 31, 2001 and 2000. In connection with the sale of the Companion Pet Products division on May 31, 2002, the goodwill was written off.

      In August 2001, the FASB issued SFAS No. 144, which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

      The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have an impact on the Company's consolidated financial statements as the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

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

      In December 2002, the FASB issued SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No, 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

2.    Liquidity

The Company's principal sources of liquidity are cash and cash equivalents of approximately $1,999,000 and cash from operations. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to meet the Company's foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing. Management may, from time to time, seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

3.    Non-recurring Charges

      During September 2001, the Company committed to a plan of sale for its corporate office building. An impairment charge of $605,000 was recorded in the third quarter of 2001 to reflect the difference between the selling price, less related selling costs, and the net book value of the building. The Company sold the building during February 2002.


4.    Discontinued Operations

      On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, which produced and marketed poultry vaccines and related products. The buyer assumed liabilities of approximately $2,300,000, and paid the Company cash in the amount of $12,500,000, of which $500,000 was placed in an escrow fund to secure potential obligations of the Company relating to final purchase price adjustments and indemnification. In March 2001, the Company negotiated a resolution and received approximately $237,000 of the escrowed funds. In addition, the Company reduced an accrual by $46,000 for costs related to the sale. The Company's results reflect a $283,000 and $114,000 gain on the sale of the Vineland division for the years ended December 31, 2001 and 2000, respectively. The Vineland division incurred an operating loss of $1,978,000 for the year ended December 31, 2000.

      On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The buyer assumed liabilities of approximately $986,000, and paid the Company cash in the amount of $16,254,000. The Company's results reflect a $12,433,000 gain on the sale of the Companion Pet Products division for the year ended December 31, 2002. The gain is net of direct costs incurred by the Company in connection with the sale and the reduction in the purchase price resulting from post-closing adjustments. The Companion Pet Products division incurred losses of $523,000, $720,000 and $581,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The results for the year ended December 31, 2002 included an impairment charge of $630,000 related to the Companion Pet Products warehouse.

      In the first quarter of 2001, the Company decided to outsource the manufacturing for the Companion Pet Products division. The Company accelerated the outsourcing process (originally anticipated to be completed by June 2001) due primarily to the discovery on March 2, 2001 of the presence of environmental contamination resulting from an unknown heating oil leak at the Companion Pet Products manufacturing site, at which time the Company ceased its manufacturing operations at the facility. On March 6, 2001, the Company signed a supply agreement with a third party to manufacture products for the Companion Pet Products division. On March 8, 2001, the Company terminated the employment of the manufacturing personnel at this facility.

      During 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $991,000 offset by a grant from the State of New Jersey for $81,000, for a net charge of $910,000. This charge was included as a component of loss from operations of discontinued business. The Company applied to the New Jersey Economic and Development Authority (NJEDA) and the New Jersey Department of Environmental Protection (NJDEP) for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded a $81,000 grant and a $246,000 loan. The $81,000 grant was received in the third quarter of 2001. The Company received the initial funding from the loan during the first quarter of 2002.

      The composition and activity of the non-recurring charges (including the amount recorded in continuing operations) are as follows (amounts in thousands):


                                         Reduction      Cash        Net accrual at        Cash       Additional    Net accrual at
Description                     Amount   of assets   Expenditure   December 31, 2001   expenditure    expense     December 31, 2002
-----------                     ------   ---------   -----------   -----------------   -----------   ----------   -----------------

Impairment of property and
 equipment                      $  314    $  (314)      $   -            $  -             $  -          $ -             $  -
Environmental clean up costs,
 net of State grant                469          -        (187)            282              (23)          70              329
Impairment of corporate
 office building                   605       (605)          -               -                -            -                -
Write off of inventory              91        (91)          -               -                -            -                -
Plant shutdown costs                21        (11)        (10)              -                -            -                -
Severance                           15          -         (15)              -                -            -                -
                                --------------------------------------------------------------------------------------------
                                $1,515    $(1,021)      $(212)           $282             $(23)         $70             $329
                                ============================================================================================

5.    Supply and Sublicensing Agreements

      In December 1998, the Company entered into a ten-year supply and sales agreement with Genesis Pharmaceutical, Inc. ("Genesis") for the marketing and distribution of the Company's WellSkin(TM) line of skin care products. The agreement provided that Genesis would pay the Company, in four equal annual installment payments, a $1,000,000 trademark and technology transfer fee which would be recognized as revenue over the life of the agreement. In addition, Genesis agreed to pay the Company a royalty on its net sales with certain guaranteed minimum royalty amounts. The Company recognized $541,000 of royalty income related to this agreement for the year ended December 31, 2000.

      On February 14, 2001, the agreement with Genesis was terminated and replaced with a new manufacturing and supply agreement and an assignment of trademark agreement for the WellSkin(TM) line of skin care products. The manufacturing and supply agreement expires on December 13, 2005 and contains two ten-year renewal options. The Company received a lump sum payment of $525,000 for the assignment of the trademark, which is being recognized ratably over the term of the arrangement. The Company recognized $105,000 of income related to this agreement in each of the years ended December 31, 2002 and 2001.

      The Company entered into a sublicense agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a sublicense to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $714,000, $856,000 and $1,487,000 of royalty income related to this agreement for the years ended December 31, 2002, 2001 and 2000, respectively.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide rights for the use of the Novasome(r) technology for certain products and distribution channels. The agreement provided for an up-front sublicense fee of $150,000. In addition, the agreement provided for additional payments of $50,000 in June 1999, October 1999 and June 2000, as well as future royalty payments based on JJM's sales of sublicensed products. The Company assessed the impact of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", on this agreement, and recorded a cumulative adjustment of $168,000 as of January 1, 2000. The cumulative adjustment relates to the recognition of the up-front sublicense fee and the three $50,000 payments over the estimated economic life of the agreement. The Company recognized $32,000, $105,000 and $55,000 of royalty income in 2002, 2001 and 2000, respectively, related to the agreement. In March of 2002, the agreement between the Company and JJM was amended stating that JJM is no longer required to make minimum payments and the license has been converted to a non-exclusive worldwide license with the exception of Japan, which will remain exclusive. If the amount of royalties paid by JJM equals or exceeds $200,000 in any year, the following calendar year will become an exclusive worldwide agreement and will remain so until royalties fall below that amount.

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

      Also in January 2000, the Company entered into an agreement with Fujisawa Pharmaceutical, Co. Ltd ("Fujisawa"). The purpose of this agreement was for IGI to incorporate its Novasome(R) technology into a new formulation of their topical products. This project was completed in stages with amounts being paid to the Company with the successful completion of each stage. The agreement was in effect for a 15 month period. The Company recognized $250,000 of income relating to this project for the year ended December 31, 2000. Currently, the project has been suspended by Fujisawa.

      In July 2001, the Company entered into a Research, Development and Manufacturing Agreement with Prime Pharmaceutical Corporation ("Prime"). The purpose of the agreement was to develop a facial lotion, facial creme and scalp treatment for the treatment of psoriasis. The project has been completed in stages with amounts being paid to the Company with the successful completion of each stage. In addition, the Company has agreed to rebate $3.60 per kilogram for the first 12,500 kilograms of product manufactured for and sold to Prime. The Company recognized $40,000 of product sales related to this project in 2001.

      In November 2002, the Company entered into a manufacturing service agreement with Desert Whale Jojoba Company, Inc. The purpose of this agreement is to develop and manufacture jojobasomes to be used as a personal care product. This project is still in the developmental stage and no revenue has been recognized as of December 31, 2002.

6.    Supplemental Cash Flow Information

      During the years ended December 31, 2002, 2001 and 2000, the Company had the following non-cash financing and investing activities:


                                                        2002      2001    2000
                                                        ----      ----    ----
                                                           (in thousands)

Issuance of stock to settle amounts due to former
 officer (see Note 15)                                 $   -     $129    $115
Issuance of stock for litigation settlement                -        -      48
Issuance of stock to 401(k) plan                           -       45      77
Issuance of Subordinated Note for interest                 -      205     148
Mark to market adjustment on warrants                   (133)      47       -
Issuance of stock pursuant to Directors' Stock Plan       48       79      84

7.    Inventories

      Inventories as of December 31, 2002 and 2001 consisted of:


                                  2002      2001
                                  ----      ----
                                  (in thousands)

       Finished goods             $ 52       $84
       Raw materials               157         5
                                  --------------
                                  $209       $89
                                  ==============

      The above amounts are net of reserves for obsolete and slow moving inventory of $10,000 and $5,000 as of December 31, 2002 and 2001, respectively.

8.    Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 31, 2002 and 2001 consisted of:


                                              2002        2001
                                              ----        ----
                                               (in thousands)

      Land                                  $   257     $   257
      Buildings                               2,831       3,145
      Machinery and equipment                 2,359       2,334
                                            -------------------
                                              5,447       5,736
      Less accumulated depreciation          (2,585)     (2,344)
                                            -------------------
      Property, plant and equipment, net    $ 2,862     $ 3,392
                                            ===================

      The Company recorded depreciation expense related to continuing operations of $268,000, $266,000 and $480,000 in 2002, 2001 and 2000,
respectively.

9.    Debt

      Debt as of December 31, 2002 and 2001 consisted of:


                                                          2002      2001
                                                          ----      ----
                                                          (in thousands)

Revolving credit facility                                 $  -    $ 2,326
Term loan under Senior Debt Agreement                        -      2,088
Notes under Subordinated Debt Agreement                      -      7,353
NJEDA Loan                                                 182          -
                                                          ---------------
                                                           182     11,767
Less unamortized debt discount under Subordinated Debt
 Agreement (see Note 10)                                     -     (1,963)
                                                          ---------------
Revolving credit facility and long-term debt              $182    $ 9,804
                                                          ===============

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

      The borrowings under the revolving line of credit bore interest at the prime rate plus 1.0% or the London Interbank Offered Rate plus 3.25%. The borrowings under the term loan credit facility bore interest at the prime rate plus 1.5% or the London Interbank Offered Rate plus 3.75%. Upon the sale of the Companion Pet Product division on May 31, 2002, the revolving line of credit, term loan and accrued interest were paid in full.

      Borrowings under the Subordinated Debt Agreement bore interest, payable monthly, at the rate of 12.5%, ("cash portion of interest on subordinated debt"), plus an additional interest component at the rate of 2.25%, ("additional interest component") which was payable at the Company's election in cash or in Company Common Stock; if not paid in this fashion, the additional interest component was capitalized to the principal amount of the debt. Upon the sale of the Companion Pet Products division on May 31, 2002, the Subordinated Debt Agreement was paid in full. In connection with the Subordinated Debt Agreement, ACS received warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share. On June 26, 2002, the Company received notice from ACS that it was exercising the warrant for purchase of 1,907,543 of the Company's shares. ACS opted to satisfy payment of the exercise price through the use of the cashless exercise provisions of the warrant. The Company issued 1,878,640 fully paid up net shares to ACS on July 7, 2002.

      On September 15, 2000, the shareholders of the Company approved and the Company consummated the sale of the assets of the Vineland division. The Company applied a portion of the proceeds from the sale of the Vineland division to the outstanding balance on the revolving credit facility, capital expenditure loan and term loan, totaling approximately $10,875,000. The Company's operating results in 2000 reflect a $630,000 extraordinary loss on the early extinguishment of debt, representing the write off of a portion of the deferred financing costs, due to the reduction in the Company's borrowing base under the Senior Debt Agreement.

      On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division. Upon the sale, the Company paid all of its debt and interest owed to Fleet and ACS. As a result, the Company incurred a $2,654,000 extraordinary loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

      The Company received a $246,000 loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. The loan requires monthly principal payments over a term of ten years at a rate of interest of 5%. The Company received initial funding of $182,000 under the loan during 2002.

10.   Detachable Stock Warrants

      In connection with the $7,000,000 Subordinated Debt Agreement, the Company issued warrants to purchase 1,907,543 shares of IGI Common Stock at an exercise price of $.01 per share to ACS.

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

      The warrants issued to ACS were valued at issuance date utilizing the Black-Scholes model and initially recorded as a liability of $2,842,000. A corresponding debt discount was recorded at issuance, representing the difference between the $7,000,000 proceeds received by the Company and the total obligation, which included principal of $7,000,000 and the initial warrant liability of $2,842,000. The remaining unamortized debt discount was written off in connection with the payoff of the Subordinated Debt in 2002.

      On April 12, 2000, ACS amended its Subordinated Debt Agreement with the Company whereby the put provision associated with the original warrants was replaced by a make-whole feature. The make-whole feature required the Company to compensate ACS, in either Common Stock or cash, at the option of the Company, in the event that ACS ultimately realized proceeds from the sale of the Common Stock obtained upon exercise of its warrants that were less than the fair value of the Common Stock upon exercise of such warrants. Fair value of the Common Stock upon exercise was defined as the 30-day average value prior to notice of intent to sell. ACS was required to exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period, beginning with the date of notice by ACS, before it could invoke the make-whole provision. As a result of the April 12, 2000 amendment, the remaining liability at April 12, 2000 of $3,338,000 was reclassified to equity.

      As noted above, the make-whole feature required the Company to compensate ACS for any decrease in value between the date that ACS notified the Company that they intended to sell some or all of the stock and the date that ACS ultimately disposed the underlying stock, assuming that such disposition occurred in an orderly fashion over a period of not more than 180 days. The shortfall could be paid using either cash or shares of the Company's Common Stock, at the option of the Company. Due to accounting guidance that was issued in September 2000, the Company reflected the detachable stock warrants outside of stockholders' deficit as of December 31, 2001, since the ability to satisfy the make-whole obligation using shares of the Company's Common Stock was not totally within the Company's control.

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

11.   Stock Options, Warrants and Common Stock

      Under the 1989 and 1991 Stock Option Plans, options have been granted to key employees, directors and consultants to purchase a maximum of 500,000 and 2,600,000 shares of Common Stock, respectively. Options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Both incentive stock options and non-qualified stock options have been granted under the 1989 Plan and the 1991 Plan. Incentive stock options are generally exercisable in cumulative increments over four years commencing one year from the date of grant. Non-qualified options are generally exercisable in full beginning six months after the date of grant.

      In October 1998, the Company adopted the 1998 Directors Stock Plan. Under this plan, 200,000 shares of the Company's Common Stock are reserved for issuance to non-employee directors, in lieu of payment of directors' fees in cash. In 2002, 2001 and 2000, 70,322, 129,989, and 50,398 shares of
Common Stock were issued as consideration for directors' fees, respectively. The Company recognized $48,000, $79,000 and $84,000 of expense related to these shares during the years ended December 31, 2002, 2001 and 2000, respectively.

      In December 1998, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan ("ESPP"). An aggregate of 300,000 shares of Common Stock may be issued pursuant to the ESPP. All employees of the Company and its subsidiaries, including officers or directors who are also an employee, are eligible to participate in the ESPP. Shares under this plan are available for purchase at 85% of the fair market value of the Company's stock on the first or last day of the offering period, whichever is lower. The ESPP is implemented through offerings; the first offering commenced August 26, 1999 and terminated December 31, 1999. The Company issued 26,918 shares pursuant to this initial offering. Each offering thereafter begins on the first day of each year and ends on the last day of each year. The Company issued 30,975 and 65,033 shares in 2002 and 2001 respectively under the ESPP.

      In March 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan ("1999 Plan"). The 1999 Plan replaced all previously authorized stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 1,200,000 shares of Common Stock. In May 2002, the Company's shareholders approved increased the maximum amount of shares to be granted by 800,000, for a total of 2,000,000 shares available for grant. A total of 927,250 options (net of cancellations), having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant.

      In September 1999, the Company's Board of Directors approved the 1999 Director Stock Option Plan. The 1999 Director Stock Option Plan provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 675,000 shares have been approved and authorized for issuance pursuant to this plan. In May 2001, an additional 800,000 shares were approved for issuance under this plan, bringing the total to 1,475,000 available for issue under this plan. A total of 920,000 options have been granted to non-employee directors through December 31, 2002. The options granted under the 1999 Director Stock Option Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

Stock option transactions in each of the past three years under the aforementioned plans in total were:


                                       1989, 1991 and 1999 Plans
                            -----------------------------------------------
                                                                Weighted
                              Shares       Price Per Share    Average Price
                              ------       ---------------    -------------

January 1, 2000 shares
  Under option               3,247,200      $1.56 - $9.88         $3.37
  Granted                      629,700      $ .50 - $2.75         $1.15
  Exercised                    (34,125)     $2.00 - $2.44         $2.42
  Cancelled                 (1,022,449)     $1.56 - $9.88         $1.92
                            ----------
December 31, 2000 shares
  Under option               2,820,326      $ .50 - $8.58         $2.87
  Granted                    1,002,000      $ .52 - $ .80         $ .70
  Exercised                    (80,000)     $ .50                 $ .50
  Cancelled                 (1,039,326)     $ .50 - $8.58         $2.08
                            ----------
December 31, 2001 shares
  Under option               2,703,000      $ .50 - $8.58         $2.30
  Granted                      280,000      $ .53 - $ .70         $ .67
  Exercised                    (39,000)     $ .50 - $ .56         $ .53
  Cancelled                   (362,000)     $ .50 - $8.25         $2.50
                            ----------
December 31, 2002 shares
  Under option               2,582,000      $ .50 - $8.58         $2.12
                            ==========
Exercisable options at:
  December 31, 2000          2,149,268                            $3.32
                            ==========                            =====
  December 31, 2001          1,705,942                            $3.21
                            ==========                            =====
  December 31, 2002          2,454,398                            $2.19
                            ==========                            =====

      The Company uses the intrinsic value method to account for stock options issued to employees and to directors. The Company uses the fair value method to account for stock options issued to consultants. The Company has recorded compensation expense of $0 for the years 2002 and 2001 and $39,000 for the year 2000 for options granted to consultants.

      The pro forma information has been determined as if the Company had accounted for its employee and director stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000:


        Assumptions                 2002             2001             2000
        -----------                 ----             ----             ----

Dividend yield                            0%               0%               0%
Risk free interest rate        3.53% - 4.97%    4.45% - 5.30%    5.33% - 6.74%
Estimated volatility factor          175.85%          217.19%          216.07%
Expected life                        7 years          7 years          7 years

      The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:


                           Options Outstanding             Options Exercisable
                  -------------------------------------    ---------------------
                                 Weighted      Weighted                 Weighted
                                  Average      Average                  Average
   Range of       Number of      Remaining     Exercise    Number of    Exercise
Exercise Price     Options     Life (Years)     Price       Options      Price
--------------    ---------    ------------    --------    ---------    --------

$ .50 to $ .99    1,161,500        8.66          $ .67     1,043,584      $ .67
$1.00 to $1.99      729,750        6.93          $1.61       723,564      $1.62
$2.00 to $2.99      223,750        4.33          $2.23       220,250      $2.22
$3.00 to $3.99       57,000        5.09          $3.66        57,000      $3.66
$5.00 to $5.99      130,000        3.09          $5.77       130,000      $5.77
$6.00 to $6.99      150,000        2.62          $6.67       150,000      $6.67
$7.00 to $7.99       50,000        1.35          $7.76        50,000      $7.76
$8.00 to $8.58       80,000        2.33          $8.46        80,000      $8.46
                  ---------                                ---------
$ .50 to $8.58    2,582,000        6.75          $2.12     2,454,398      $2.19
                  =========                                =========

      In 2001, the Company issued 500,000 shares to a private investor in exchange for $250,000, pursuant to a stock subscription agreement. The value received per share approximated the quoted value of the Common Stock at the time of the sale.

12.   Income Taxes

      The provision (benefit) for income taxes attributable to loss from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change included in the Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                                  2002     2001      2000
                                                  ----     ----      ----
                                                       (in thousands)

Current tax expense (benefit):
  Federal                                         $  -    $   -     $    -
  State and local                                  330     (271)        14
                                                  ------------------------
Total current tax expense (benefit)                330     (271)        14
                                                  ------------------------

Deferred tax expense
  Federal                                            -        -      5,133
  State and local                                    -        -        717
                                                  ------------------------
Total deferred tax expense                           -        -      5,850
                                                  ------------------------
      Total expense (benefit) for income taxes    $330    $(271)    $5,864
                                                  ========================

      During the year ended December 31, 2001, the Company sold some of its New Jersey operating loss carryforwards in exchange for net proceeds of $289,000. During the year ended 2002, the Company paid $558,000 to purchase some New Jersey operating loss carryforwards. In addition, in 2002 the Company sold some state operating loss carryforwards in exchange for proceeds of $249,000.

      The provision (benefit) for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations before extraordinary item and cumulative effect of accounting change as a result of the following:


                                        2002      2001      2000
                                        ----      ----      ----
                                              (in thousands)

Statutory benefit                       $(50)    $(535)    $ (792)
Other non-deductible expenses             16        12         36
State income taxes                       330      (271)       731
Research and development tax credits       -         -        (23)
Increase in valuation allowance           34       523      5,920
Other, net                                 -         -         (8)
                                        -------------------------
                                        $330     $(271)    $5,864
                                        =========================

      Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2002 and 2001, consisted of the following:


                                                  2002       2001
                                                  ----       ----
                                                   (in thousands)

Property, plant and equipment                    $  147     $  145
Prepaid license agreement                           620        762
Deferred royalty payments                           201        236
Tax operating loss carryforwards                  5,536      6,584
Tax credit carryforwards                            726        726
Reserves                                             17        254
Inventory                                             4        178
Non-employee stock options                          182        168
Other future deductible temporary differences       107        573
Other future taxable temporary differences          (28)       (32)
                                                 -----------------
                                                  7,512      9,594
Less: valuation allowance                        (7,512)    (9,594)
                                                 -----------------
Deferred taxes, net                              $    -     $    -
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

      Operating loss and tax credit carryforwards for tax reporting purposes as of December 31, 2002 were as follows:


                                                                    (in thousands)
                                                                    --------------

Federal:
  Operating losses (expiring through 2021)                              $11,466
  Research tax credits (expiring through 2021)                              590
  Alternative minimum tax credits (available without expiration)             28
State:
  Net operating losses - New Jersey (expiring through 2010)              17,636
  Research tax credits - New Jersey (expiring through 2009)                 108

      Federal net operating loss carryforwards that expire through 2021 have significant components expiring in 2018 (16%), 2019 (16%), 2020 (58%) and 2021 (10%).

13.   Commitments and Contingencies

      The Company leases machinery and equipment under non-cancelable operating lease agreements expiring at various dates in the future. Rental expense aggregated approximately $70,000 in 2002, $112,000 in 2001 and $232,000 in 2000. Future minimum rental commitments under non-cancelable operating leases as of December 31, 2002 are as follows:


         Year          (in thousands)
         ----          --------------

         2003                $51
         2004                 50
         2005                 48
         2006                 17

14.   U.S. Regulatory Proceedings

      On March 24, 1999, the Company reached settlement with the Departments of Justice, Treasury and Agriculture regarding investigations and proceedings that they had initiated earlier. The terms of the settlement agreement provided that the Company enter a plea of guilty to a misdemeanor and pay a fine of $15,000 and restitution in the amount of $10,000. The fine and restitution were paid in 2002. In addition, the Company was assessed a penalty of $225,000 and began making monthly payments to the Treasury Department which continued through the period ending January 31, 2002. The expense of settling with these agencies was reflected in the 1998 results of operations. The settlement did not affect the inquiry being conducted by the U.S. Securities and Exchange Commission ("SEC"), nor did it affect possible governmental action against former employees of the Company.

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

      The SEC's investigation and the settlement focused on alleged fraudulent actions taken by former members of the Company's management. Upon becoming aware of the alleged fraudulent activity, IGI, through its Board of Directors, immediately commenced an internal investigation, which led to the termination of employment of those responsible. IGI cooperated fully with the staff of the SEC and disclosed to the SEC the results of the internal investigation.

      Other Pending Matters

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and removed waste materials from the site. The Company is cooperating with the authorities and has accrued the estimated expense of settling with this agency. In addition, the Company expensed $160,000 in 2000 related to the disposal and cleanup process.

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. In December 2002, a further update was performed and the final estimated cost was increased to $620,000, of which $329,000 remains accrued as of December 31, 2002. As a result of the increase in estimated costs, the Company recorded an additional $240,000 of expense during the third quarter of 2001, and an additional expense of $70,000 in the fourth quarter of 2002. The majority of remediation will be completed by the spring of 2003. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of the monitoring is included in the accrual.

15.   Certain Relationships and Related Party Transactions

      At December 31, 1999, accrued compensation totaling $115,000 was owed to the Company's former Chief Executive Officer, which represented compensation earned but not yet paid. The Company paid this amount in the first quarter of 2000 by issuing 63,448 shares of its Common Stock in satisfaction of the amount owed.

      In 2000, the Company's former Chief Executive Officer chose to defer payment of 2000 and 1999 travel expenses amounting to $129,000 until the Company's cash flow stabilized. On February 14, 2001, the Company agreed to pay the Company's obligation using shares of Company Common Stock. Total payments through December 31, 2001 resulted in the issuance of 125,625 shares valued at $129,000.

16.   Employee Benefits

      The Company has a 401(k) contribution plan, pursuant to which employees who have completed six months of employment with the Company or its subsidiaries as of specified dates, may elect to contribute to the plan, in whole percentages, up to 18% of compensation. Employees' contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $11,000 for 2002. The Company matches 25% of the first 5% of compensation contributed by participants and contributes, on behalf of each participant, $4 per week of employment during the year. The Company contribution is in the form of either Common Stock or cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $23,000, $31,000 and $69,000 in 2002, 2001 and 2000, respectively.

17.   Quarterly Consolidated Financial Data (Unaudited)

      Following is a summary of the Company's quarterly results for each of the quarters in the years ended December 31, 2002 and 2001 (in thousands, except per share information).


                                            March 31,    June 30,    September 30,    December 31,
                                               2002        2002          2002             2002         Total
                                            ---------    --------    -------------    ------------     -----

Total revenues                               $ 1,063     $ 1,064        $ 1,146          $ 1,091      $ 4,364
Operating profit (loss)                         (113)       (109)            85              216           79
Income (loss) from continuing operations        (245)       (228)          (841)             838         (476)
Net income (loss)                               (125)      9,065           (877)             717        8,780
Basic income (loss) per share
  Continuing operations                         (.04)          -           (.07)             .07         (.05)
  Net income (loss)                             (.04)        .82           (.07)             .06          .76
Diluted income (loss) per share
  Continuing operations                         (.04)          -           (.07)             .07         (.05)
  Net income (loss)                             (.04)        .70           (.07)             .06          .76


                                            March 31,    June 30,    September 30,    December 31,
                                               2001        2001          2001             2001         Total
                                            ---------    --------    -------------    ------------     -----

Total revenues                               $ 1,429     $ 1,202        $ 1,067          $   596      $ 4,294
Operating profit (loss)                          293         148           (632)            (559)        (752)
Income (loss) from continuing operations          81         (70)          (840)            (474)      (1,303)
Net income (loss)                               (368)        293           (929)            (736)      (1,740)
Basic and diluted income (loss) per share
  Continuing operations                         (.01)        .02           (.06)            (.06)        (.11)
  Net income (loss)                             (.05)        .05           (.07)            (.08)        (.15)

      During the fourth quarter of 2002, the Company reduced income tax expense by approximately $600,000 based on the finalization of its year end tax provision calculation.

                         IGI, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (amounts in thousands)


                  COL. A                         COL. B                  COL. C                 COL. D       COL. E
                  ------                         ------                  ------                 ------       ------
                                                                       Additions
                                                              ----------------------------
                                                Balance       Charged to                                     Balance
                                              at beginning    costs and       Charged to                     at end
               Description                     of period       expenses     other accounts    Deductions    of period
               -----------                    ------------    ----------    --------------    ----------    ---------

December 31, 2000:
Allowance for doubtful accounts                   $ 65          $(26)            $ -           $  -           $ 39
Obsolete and slow moving inventory reserve          38             -               -              -             38

December 31, 2001:
Allowance for doubtful accounts                   $ 39          $ (7)            $92           $  2(A)        $122
Obsolete and slow moving inventory reserve          38           (33)              -              -              5

December 31, 2002:
Allowance for doubtful accounts                   $122          $  3             $24           $114(A)        $ 35
Obsolete and slow moving inventory reserve           5            20               -             15(B)          10

(A) Relates to write-off of uncollectible accounts and recoveries of previously reserved amounts.
(B)   Relates to disposition of obsolete inventory.

                         IGI, INC. AND SUBSIDIARIES

                  INDEX TO EXHIBITS REQUIRED TO BE FILED BY
                ITEM 601 OF REGULATION S-K ([SECTION]229.601)

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

(10.67) Asset Purchase Agreement dated as of February 6, 2002 by and between Vetoquinol, U.S.A., Inc. and IGI, Inc. with Vetoquinol, S.A. a party thereto with respect to Article X thereof. [Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed February 7, 2002.]
(10.68) Research and Development Agreement dated as of January 2, 2001 between IGI, Inc. and Prime Pharmaceutical Corporation. [Incorporated by reference to Exhibit 10.68 on the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 001-08568, filed on March 15, 2002 ("the 2001 Form
          10-K").]
*(10.69) Manufacturing and Supply Agreement dated November 5, 2002 between IGI, Inc. and Desert Whale Jojoba Company, Inc.
*(10.70) Loan Agreement dated January 10, 2002 between IGI, Inc. and the New Jersey Economic Development Authority.
*(10.71) Promissory Note dated January 10, 2002 by IGI, Inc. to the New Jersey Economic Development Authority.
*(10.72) Mortgage and Security Agreement and Fixture Filing dated January 10, 2002 between IGI, Inc. and the New Jersey Economic Development Authority.
*(10.73) Contract of Sale for Real Estate dated October 21, 2001 between IGI, Inc. and Poultry Investors, LLC.
*(10.74) Addendum dated November 14, 2001 to Contract of Sale for Real Estate dated October 21, 2001 between IGI, Inc. and Poultry Investors, LLC.
*(10.75) Partial Mortgage Release dated February 20, 2002 by Fleet Capital Corporation for real property designated on the municipal tax map for the Township of Buena Vista, New Jersey as Lot 23.01, Block 5501.
*(10.76) Partial Mortgage Release dated February 22, 2002 by American Capital Strategies, Ltd. for real property designated on the municipal tax map for the Township of Buena Vista, New Jersey as Lot 23.01, Block 5501.
*(10.77) Amendment No. 5 dated May 30, 2002 to Note and Equity Agreement by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc. and American Capital Strategies, Ltd.
*(10.78) Termination and Release of Pledge and Security Agreement dated May 31, 2002 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc. and American Capital Strategies, Ltd.
*(10.79) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and IGI, Inc.
*(10.80) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and Blood Cells, Inc.
*(10.81) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and IGEN, Inc.
*(10.82) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and Immunogenetics, Inc.
*(10.83) Termination and Release of Trademark Security Agreement dated May 30, 2002 between American Capital Strategies, Ltd. and IGI, Inc.
*(10.84) Termination and Release of Trademark Security Agreement dated May 30, 2002 between American Capital Strategies, Ltd. and IGEN,
          Inc.
*(10.85) Termination and Release of Trademark Security Agreement dated May 30, 2002 between American Capital Strategies, Ltd. and Immunogenetics, Inc.
*(10.86) Termination and Release of Trademark Security Agreement dated May 30, 2002 between American Capital Strategies, Ltd. and Blood Cells, Inc.
*(10.87) Termination and Release of Trademark Security Agreement dated May 31, 2002 by and among Wachovia Bank, N.A. and IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Micro-Pak, Inc. and Micro Vescular Systems, Inc.
*(10.88) Termination and Release of Trademark Security Agreement dated May 31, 2002 between Fleet Capital Corporation and IGI, Inc.
*(10.89) Termination and Release of Trademark Security Agreement dated May 31, 2002 between Fleet Capital Corporation and Immunogenetics, Inc.

*(10.90) Termination and Release of Trademark Security Agreement dated May 31, 2002 between Fleet Capital Corporation and IGEN, Inc.
*(10.91)  Termination and Release of Patent Security Agreement dated May
          31, 2002 between Fleet Capital Corporation and IGI, Inc.
*(10.92)  Termination and Release of Patent Security Agreement dated May
          31, 2002 between Fleet Capital Corporation and IGEN, Inc.
*(10.93)  Manufacturing and Supply Agreement dated May 31, 2002 between
          IGI, Inc. and IGEN, Inc. (collectively Suppliers) and Vetoquinol, USA, Inc. (Purchaser).
*(10.94)  Technological Rights Agreement dated May 31, 2002 between IGI,
          Inc. and IGEN, Inc. (collectively Sellers) and Vetoquinol, USA, Inc. (Purchaser).
*(10.95) Supplemental Agreement dated May 31, 2002 between IGI, Inc. (Seller) and Vetoquinol, USA, Inc. (Buyer).
*(10.96)  Discharge of Mortgage dated May 29, 2002 by Fleet Capital
          Corporation.
*(10.97)  Partial Release of Mortgage dated May 31, 2002 by American
          Capital Strategies, Ltd. for real property designated on the municipal tax map of the Borough of Buena as Lot 1, Block 205.
*(10.98) Amendment dated March 19, 2002, to License Agreement by and among Ethicon on, Inc. and IGI, Inc., IGEN, Inc. and Immunogenetics, Inc.
(21) List of Subsidiaries. [Incorporated by reference to Exhibit 21 to the 1999 Form 10-K.]
*(23.1)   Consent of KPMG LLP.
*(99.1) Certification pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002 for John F. Ambrose, President and Chief Executive Officer.
*(99.2) Certification pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002 for Domenic
          N. Golato, Senior Vice President and Chief Financial Officer.