Form 10-Q
period 2003-03-31
IGI INC
filed 2003-05-08
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended                      Commission File No.
          -----------------                      -------------------
           March 31, 2003                             001-08568


                                  IGI, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                               01-0355758
   -------------------------------               -------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)


     105 Lincoln Avenue, Buena, NJ                      08310
----------------------------------------             ----------
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

                             Yes       No   X
                                 -----    -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Common Shares Outstanding at May 8, 2003 is 11,441,279.

ITEM 1.  Financial Statements

                        PART I  FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                        2003          2002
                                                        ----          ----

Revenues:
  Product sales, net                                 $      805    $      854
  Licensing and royalty income                              203           209
                                                     ----------    ----------
      Total revenues                                      1,008         1,063

Cost and expenses:
  Cost of sales                                             330           395
  Selling, general and administrative expenses              499           657
  Product development and research expenses                 147           124
                                                     ----------    ----------
Operating profit (loss)                                      32          (113)
Interest income (expense)                                     6          (184)
Other income, net                                             -            58
                                                     ----------    ----------

Profit (loss) from continuing operations before
 provision for income taxes                                  38          (239)
Provision for income taxes                                   (2)           (6)
                                                     ----------    ----------

Income (loss) from continuing operations                     36          (245)
                                                     ----------    ----------

Discontinued operations:
  Income from operations of discontinued
   business                                                   -           120
                                                     ----------    ----------
Net income (loss)                                            36          (125)

Mark to market for detachable stock warrants                  -          (362)
                                                     ----------    ----------
Net income (loss) attributable to common stock       $       36    $     (487)
                                                     ==========    ==========
Basic Earnings (Loss) Per Common Share
  Continuing operations                              $        -    $     (.05)
  Discontinued operations                                     -           .01
                                                     ----------    ----------
  Net income (loss) per share                        $        -    $     (.04)
                                                     ==========    ==========

Diluted Earnings (Loss) Per Common Share
  Continued operations                               $        -    $     (.05)
  Discontinued operations                                     -           .01
                                                     ----------    ----------
  Net income (loss) per share                        $        -    $     (.04)
                                                     ==========    ==========

Weighted Average of Common Stock and
 Common Stock Equivalents Outstanding
  Basic                                              11,382,692    11,273,101
  Diluted                                            11,479,206    11,273,101

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                               March 31, 2003
                                                                (unaudited)       December 31, 2002
                                                               --------------     -----------------
                                                                    (in thousands except share
                                                                       and per share data)

ASSETS
Current assets:
  Cash and cash equivalents                                       $  1,757            $  1,999
  Accounts receivable, less allowance for doubtful accounts
   of  $31 and $35 in 2003 and 2002, respectively                      423                 460
  Licensing and royalty income receivable                              168                 166
  Inventories                                                          243                 209
  Prepaid expenses and other current assets                            254                 146
                                                                  --------            --------
      Total current assets                                           2,845               2,980
Property, plant and equipment, net                                   2,821               2,862
Other assets                                                            83                  87
                                                                  --------            --------
      Total assets                                                $  5,749            $  5,929
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                               $     18            $     18
  Accounts payable                                                      70                 115
  Accrued payroll                                                       88                  71
  Other accrued expenses                                               374                 551
  Income taxes payable                                                  14                  16
                                                                  --------            --------
      Total current liabilities                                        564                 771
Deferred income                                                        451                 485
Long-term debt                                                         170                 164
                                                                  --------            --------
      Total liabilities                                              1,185               1,420
                                                                  --------            --------

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 13,319,919 and 13,262,657 shares
   issued in 2003 and 2002, respectively                               133                 133
  Additional paid-in capital                                        23,674              23,644
  Accumulated deficit                                              (17,917)            (17,953)
Less treasury stock, 1,893,040 and 1,878,640 shares at cost
 in 2003 and 2002, respectively                                     (1,326)             (1,315)
                                                                  --------            --------
      Total stockholders' equity                                     4,564               4,509
                                                                  --------            --------
      Total liabilities and stockholders' equity                  $  5,749            $  5,929
                                                                  ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                        2003        2002
                                                                        ----        ----
                                                                     (amounts in thousands)

Cash flows from operating activities:
  Net income (loss)                                                    $   36     $  (125)
  Reconciliation of net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization                                          64          65
    Amortization of deferred financing costs and debt discount              -         145
    Gain on sale of marketable securities                                   -         (58)
    Provision for loss on accounts receivable and inventories               6         (19)
    Recognition of deferred income                                        (34)        (34)
    Interest expense related to subordinated note agreement                 -          41
    Stock compensation expense:
      Directors' stock issuance                                            26          11
  Changes in operating assets and liabilities:
    Accounts receivable                                                    41        (290)
    Inventories                                                           (44)         45
    Receivables under royalty agreements                                   (2)         70
    Prepaid expenses and other assets                                    (108)       (430)
    Accounts payable and accrued expenses                                (205)         25
    Income taxes payable                                                   (2)          6
    Discontinued operations - working capital changes
     and non-cash charges                                                   -         (40)
                                                                       ------     -------

      Net cash used in operating activities                              (222)       (588)
                                                                       ------     -------

Cash flows from investing activities:
  Capital expenditures                                                    (19)        (29)
  Proceeds from sale of assets                                              -         550
  Proceeds from sale of marketable securities                               -          58
  Discontinued operations - other investing activities                      -         (34)
                                                                       ------     -------
      Net cash provided by (used in) investing activities                 (19)        545
                                                                       ------     -------

Cash flows from financing activities:
  Borrowings under revolving credit agreement                               -       4,303
  Repayments of revolving credit agreement                                  -      (3,834)
  Repayment of debt                                                        (4)       (568)
  Borrowings from EDA loan                                                 10         182
  Proceeds from exercise of common stock options and
   purchase of common stock                                                 4          16
  Purchase of treasury shares                                             (11)          -
                                                                       ------     -------
      Net cash provided by (used in) financing activities                  (1)         99
                                                                       ------     -------

Net increase (decrease) in cash and equivalents                          (242)         56
Cash and equivalents at beginning of period                             1,999          10
                                                                       ------     -------
Cash and equivalents at end of period                                  $1,757     $    66
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

      Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K Annual Report").

2.    Discontinued Operations

      On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The Companion Pet Products division, which is presented as a discontinued operation, generated income from operations of $120,000 for the three months ended March 31, 2002.

3.    Debt

      The Company received a $246,000 loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. The loan requires monthly principal payments over a term of ten years at a rate of interest of 5%. The Company received funding of $207,000 through March 31, 2003.

4.    Inventories

      Inventories are valued at the lower of cost, using the first-in,
      first-out ("FIFO") method, or market.   Inventories at March 31, 2003
      and December 31, 2002 consist of:


                                March 31, 2003     December 31, 2002
                                --------------     -----------------
                                       (amounts in thousands)

      Finished goods                 $ 37                $ 52
      Raw materials                   206                 157
                                     ----                ----
      Total                          $243                $209
                                     ====                ====

5.    Stock-Based Compensation

      Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of grant over the amount the employees and directors are required to pay to acquire the stock (the intrinsic value method). No stock-based employee or director compensation cost is reflected in net income (loss) for options that have been granted, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Since the Company uses the intrinsic value method, it makes pro forma disclosures of net income (loss) and net income (loss) per share as if the fair-value based method of accounting had been applied.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

      If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:


                                                           2003     2002
                                                           ----     ----
                                                      (in thousands, except
                                                      per share information)

      Net income (loss) - as reported                     $ 36     $(487)
        Deduct: Total stock-based employee and
         directors compensation expense determined
         under the fair value based method                  (9)     (200)
                                                          ----     -----
      Net income (loss) - pro forma                       $ 27     $(687)
                                                          ====     =====
      Income (loss) per share - as reported
        Basic and diluted                                 $.00     $(.04)
                                                          ====     =====
      Income (loss) per share - pro forma
        Basic and diluted                                 $.00     $(.06)
                                                          ====     =====

6.    Regulatory Proceedings and Legal Proceedings

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

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $194,000 remains accrued as of March 31, 2003. The majority of the remediation will be completed by the end of the Spring of 2003. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of the monitoring is included in the accrual.

7.    Recent Pronouncements

      The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", effective January 1, 2003. As a result of adoption, the Company's loss from early extinguishment of debt realized in the second quarter of 2002 will be presented within continuing operations, rather than presented as an extraordinary item.

      The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective January 1, 2003. This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002, and therefore did not have an impact on the Company's consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 2002 10-K Annual Report, that could cause actual results to differ materially from the Company's expectations. See "Factors Which May Affect Future Results" below and in the 2002 10-K Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

Results Of Operations

Quarter ended March 31, 2003 compared to March 31, 2002

The Company had net income attributable to common stock of $36,000, or $.00 per share, for the quarter ended March 31, 2003 compared to a net loss attributable to common stock of $487,000, or $(.04) per share, for the quarter ended March 31, 2002.

Total revenues for the quarter ended March 31, 2003 were $1,008,000, compared to $1,063,000 for the quarter ended March 31, 2002 resulting in a $55,000 decrease. The decrease in product sales was primarily due to lower sales to Estee Lauder and three other customers offset by increased sales to Vetoquinol.

As a percentage of product sales, cost of sales decreased from 46% in the quarter ended March 31, 2002 to 41% in the quarter ended March 31, 2003. The resulting increase in gross profit from 54% in the quarter ended March 31, 2002 to 59% for the quarter ended March 31, 2003 is due to higher overhead costs allocated to the Companion Pet Products division in the first quarter of 2002 compared to the actual costs for the first quarter of 2003.

Selling, general and administrative expenses decreased $158,000, or 24%, from $657,000 in the quarter ended March 31, 2002. As a percentage of revenues, these expenses were 62% of revenues in the first quarter of 2002 compared to 50% for the first quarter of 2003. Overall, expenses decreased due to staff reductions and related lower expenses after the sale of the Companion Pet Products division.

Product development and research expenses increased $23,000, or 19%, compared to the quarter ended March 31, 2002. The increase in expenses is a result of additional projects that are being worked on for existing and potential new customers.

Interest expense decreased $190,000 from interest expense of $184,000 in the quarter ended March 31, 2002 to interest income of $6,000 in the quarter ended March 31, 2003. The decrease was a result of the pay-down of debt using the proceeds from the sale of the Companion Pet Products division.

Discontinued operations in the quarter ended March 31, 2002 consisted of the income from operations from the Companion Pet Products division, which was sold on May 31, 2002.

Liquidity and Capital Resources

The Company's operating activities used $222,000 of cash during the first quarter of 2003 compared to $588,000 used in the comparable quarter of 2002. Payments for oil remediation costs and prepaid insurance premiums were the major use of cash in 2003.

The Company used $19,000 of cash in the first quarter of 2003 for investing activities compared to $545,000 generated from investing activities in the first quarter of 2002. All of 2003's investing activities was for the purchase of computers and machinery and equipment, while 2002's activity primarily was cash generated from the sale of the former corporate office building and sale of securities.

The Company's financing activities utilized $1,000 of cash in the first quarter of 2003 compared to $99,000 provided by financing activities in the first quarter of 2002. The cash utilized in 2003 is primarily the result of the purchase of Company stock as part of a stock buy-back program, offset by funding from the EDA loan. The cash provided in 2002 was primarily a result of EDA loan proceeds to fund the oil remediation costs.

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

There have been no material changes to the Company's contractual commitments as reflected in the 2002 10-K Annual Report.

Regulatory Proceeding and Legal Proceedings

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

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $194,000 remains accrued as of March 31, 2003. The majority of the remediation will be completed by the end of the Spring of 2003. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of the monitoring is included in the accrual.

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

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

American Stock Exchange (AMEX) Continuing Listing Standards
-----------------------------------------------------------

On March 28, 2002, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect a profit from continuing operations and a net profit for 2002 and a minimum of $4,000,000 in stockholders' equity by December 31, 2002 in order to remain listed. On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The 2002 loss from continuing operations reflected tax expense associated with a change in the New Jersey tax law that was retroactive to January 1, 2002. As a result of this tax expense, the Company was not in compliance with the AMEX listing standards for income from continuing operations. The Company notified AMEX of this issue on November 14, 2002 after release of the Company's 2002 third quarter results. In February 2003, the Company contacted AMEX after release of the Company's 2002 year-end results.

On April 14, 2003, the Company received formal notification from AMEX that the Company is now deemed to be in compliance with the requirements for continued listing on AMEX.

      Critical Accounting Policies

There have been no material changes to the Company's critical accounting policies as reflected in the 2002 10-K Annual Report.

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

                         IGI, INC. AND SUBSIDIARIES
                         PART II  OTHER INFORMATION


ITEM 1.  Legal Proceedings

      None.

ITEM 2.  Changes in Securities and Use of Proceeds

      None.

ITEM 3.  Defaults Upon Senior Securities

      None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None.

ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under
                        Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted under
                        Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            None.

                         IGI, INC. AND SUBSIDIARIES


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    IGI, Inc.
                                                    (Registrant)



Date:  May 8, 2003                     By:  /s/ John F. Ambrose
                                            -------------------
                                            John F. Ambrose
                                            President and Chief Executive
                                             Officer



Date:  May 8, 2003                     By:  /s/ Domenic N. Golato
                                            ---------------------
                                            Domenic N. Golato
                                            Senior Vice President and Chief
                                             Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

                                       /s/ Domenic N. Golato
                                       ---------------------
                                           Domenic N. Golato

                                       Chief Financial Officer