Form 10-Q
period 2003-06-30
IGI INC
filed 2003-08-11
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended                      Commission File No.
          -----------------                      -------------------
            June 30, 2003                             001-08568


                                  IGI, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                               01-0355758
   -------------------------------               -------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)


     105 Lincoln Avenue, Buena, NJ                      08310
----------------------------------------             ----------
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

          Common Shares Outstanding at July 24, 2003 is 11,396,865.

ITEM 1.  Financial Statements

                        PART I  FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)


                                                             Three months ended June 30,     Six months ended June 30,
                                                             ---------------------------     -------------------------
                                                                 2003           2002            2003           2002
                                                                 ----           ----            ----           ----

Revenues:
  Product sales, net                                          $      718     $      889      $    1,523     $    1,743
  Licensing and royalty income                                       168            175             371            384
                                                              ----------     ----------      ----------     ----------
      Total revenues                                                 886          1,064      $    1,894          2,127

Cost and expenses:
  Cost of sales                                                      355            359             685            754
  Selling, general and administrative expenses                       852            671           1,352          1,328
  Product development and research expenses                          157            143             303            267
                                                              ----------     ----------      ----------     ----------
Operating loss                                                      (478)          (109)           (446)          (222)
Interest income (expense)                                              2           (119)              8           (303)
Other income, net                                                      -              -               -             58
Loss on early extinguishment of debt                                   -         (2,654)              -         (2,654)
                                                              ----------     ----------      ----------     ----------

Loss from continuing operations before
 provision for income taxes                                         (476)        (2,882)           (438)        (3,121)
Provision for income taxes                                             -              -               2              6
                                                              ----------     ----------      ----------     ----------

Loss from continuing operations                                     (476)        (2,882)           (440)        (3,127)
                                                              ----------     ----------      ----------     ----------

Discontinued operations:
  Income (loss) from operations of discontinued business               -           (521)              -           (401)
  Gain on disposal of discontinued business                          169         12,468             169         12,468
                                                              ----------     ----------      ----------     ----------
Net income (loss)                                                   (307)         9,065            (271)         8,940

Mark to market for detachable stock warrants                           -            229               -           (133)
                                                              ----------     ----------      ----------     ----------
Net income (loss) attributable to common stock                $     (307)    $    9,294      $     (271)    $    8,807
                                                              ==========     ==========      ==========     ==========


Basic and Diluted Earnings (Loss) Per Common Share
  Continuing operations                                       $     (.04)    $     (.24)     $     (.04)    $     (.29)
  Discontinued operations                                            .01           1.06             .02           1.07
                                                              ----------     ----------      ----------     ----------
  Net income (loss) per share                                 $     (.03)    $      .82      $     (.02)    $      .78
                                                              ==========     ==========      ==========     ==========

Weighted Average of Common Stock and
 Common Stock Equivalents Outstanding
  Basic and diluted                                           11,400,449     11,300,454      11,392,063     11,286,574

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share information)


                                                                 June 30, 2003
                                                                  (unaudited)      December 31, 2002
                                                                 -------------     -----------------

ASSETS
Current assets:
  Cash and cash equivalents                                        $  1,572            $  1,999
  Accounts receivable, less allowance for doubtful accounts
   of $21 and $35 in 2003 and 2002, respectively                        422                 460
  Licensing and royalty income receivable                               146                 166
  Inventories                                                           175                 209
  Prepaid expenses and other current assets                             328                 146
                                                                   --------            --------
      Total current assets                                            2,643               2,980
Property, plant and equipment, net                                    2,786               2,862
Other assets                                                             79                  87
                                                                   --------            --------
      Total assets                                                 $  5,508            $  5,929
                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                $     18            $     18
  Accounts payable                                                       82                 115
  Accrued payroll                                                        68                  71
  Other accrued expenses                                                517                 551
  Income taxes payable                                                   10                  16
                                                                   --------            --------
      Total current liabilities                                         695                 771
Deferred income                                                         418                 485
Long-term debt                                                          166                 164
                                                                   --------            --------
      Total liabilities                                               1,279               1,420
                                                                   --------            --------

Stockholders' equity:
  Common stock $.01 par value, 50,000,000 shares authorized;
   13,321,705 and 13,262,657 shares issued in 2003 and 2002,
   respectively                                                         133                 133
  Additional paid-in capital                                         23,674              23,644
  Accumulated deficit                                               (18,224)            (17,953)
Less treasury stock, 1,924,840 and 1,878,640 shares at cost
 in 2003 and 2002 respectively                                       (1,354)             (1,315)
                                                                   --------            --------
      Total stockholders' equity                                      4,229               4,509
                                                                   --------            --------
      Total liabilities and stockholders' equity                   $  5,508            $  5,929
                                                                   ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)


                                                                           Six months ended June 30,
                                                                           -------------------------
                                                                               2003          2002
                                                                               ----          ----

Cash flows from operating activities:
  Net income (loss)                                                          $  (271)     $  8,940
  Reconciliation of net income (loss) to net
   cash used in operating activities:
    Gain on disposal of discontinued operations                                 (169)      (12,468)
    Depreciation and amortization                                                128           182
    Gain on sale of marketable securities                                          -           (58)
    Write down of EVSCO facility to net realizable value                           -           632
    Amortization of deferred financing costs and debt discount                     -           275
    Loss on early extinguishment of debt                                           -         2,654
    Provision for accounts receivable and inventories                              7            11
    Recognition of deferred revenue                                              (67)          (67)
    Interest expense related to subordinated note agreement                        -            41
    Stock-based compensation expense - Directors' stock issuance                  26            32
  Changes in operating assets and liabilities:
    Accounts receivable                                                           51          (153)
    Inventories                                                                   14           647
    Receivables under royalty agreements                                          20            95
    Prepaid expenses and other assets                                             (7)           44
    Accounts payable and accrued expenses                                        (70)       (2,295)
    Income taxes payable                                                          (6)           (4)
    Discontinued operations - working capital changes
     and non-cash charges                                                         (6)           (8)
                                                                             -------      --------

      Net cash used in operating activities                                     (350)       (1,500)
                                                                             -------      --------

  Cash flows from investing activities:
    Capital expenditures                                                         (45)          (46)
    Proceeds from sale of assets                                                   -           550
    Proceeds from sale of marketable securities                                    -            58
    Decrease (increase) in other assets                                            1           (46)
    Proceeds from sale of discontinued operations, net of direct costs             -        16,700
                                                                             -------      --------
      Net cash provided by (used in) investing activities                        (44)       17,216
                                                                             -------      --------

  Cash flows from financing activities:
    Borrowings under revolving credit agreement                                    -         5,958
    Repayment of revolving credit agreement                                        -        (8,284)
    Prepayment fees on paydown of debt                                             -          (273)
    Repayment of debt                                                              -        (9,516)
    Borrowings from EDA loan                                                      11           182
    Repayments of EDA loan                                                        (9)           (6)
    Proceeds from exercise of common stock options and
     purchase of common stock                                                      4            16
    Purchase of treasury shares                                                  (39)            -
                                                                             -------      --------
      Net cash used in financing activities                                      (33)      (11,923)
                                                                             -------      --------

  Net increase (decrease) in cash and equivalents                               (427)        3,793
  Cash and equivalents at beginning of period                                  1,999            10
                                                                             -------      --------
  Cash and equivalents at end of period                                      $ 1,572      $  3,803
                                                                             =======      ========

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

      Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K Annual Report").

2.    Discontinued Operations

      On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The Companion Pet Products division, which is presented as a discontinued operation, incurred a loss from operations of $521,000 and a gain of $12,468,000 from the sale of the Companion Pet Products division for the three months ended June 30, 2002. During the three months ended June 30, 2003, the Company received an insurance settlement of $169,000, net of legal costs, for damages incurred by the Company as a result of the heating oil leak at the Companion Pet Products site (see Note 6). For the six months ended June 30, 2002, the Company incurred a loss from continuing operations of $401,000 and a $12,468,000 gain on the sale of the Companion Pet Products division. A $169,000 profit from the settlement mentioned above was realized for the comparable period in 2003.

3.    Debt

      In the prior year, the Company received a $246,000 loan commitment from NJEDA to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility in March 2001. The loan requires monthly principal payments over a term of ten years at a rate of interest of 5%. The Company has received funding of $207,000 through June 30, 2003.

4.    Inventories

      Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at June 30, 2003 and December 31, 2002 consist of:


                         June 30, 2003     December 31, 2002
                         -------------     -----------------
                               (amounts in thousands)

      Finished goods         $ 19                $ 52
      Raw materials           156                 157
                             ----                ----
      Total                  $175                $209
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

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

      If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:


                                                    Three months ended June 30,     Six months ended June 30,
                                                    ---------------------------     -------------------------
                                                          2003       2002                2003       2002
                                                          ----       ----                ----       ----

      Net income (loss) - as reported                    $(307)     $9,294              $(271)     $8,807

      Deduct: Total stock-based employee
       and directors compensation expense
       determined under fair value based method             10         285                 15         416
                                                         -----      ------              -----      ------
      Net income (loss) - pro forma                      $(317)     $9,009              $(286)     $8,391
                                                         =====      ======              =====      ======

      Income (loss) per share-as reported
        Basic and diluted                                $(.03)     $  .82              $(.02)     $  .78
      Income (loss) per share - pro forma
        Basic and diluted                                $(.03)     $  .80              $(.03)     $  .74

6.    Regulatory Proceedings and Legal Proceedings

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation (NOV's) relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company continues to discuss with the authorities a resolution of any potential assessment under the NOV's and has accrued the estimated expense of the penalties that may be assessed under such NOV's.

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from a heating oil leak at its Companion Pet Products site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a certified environmental contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $149,000 remains accrued as of June 30, 2003. It is currently anticipated that the majority of the remediation will be completed by the end of the summer of 2003. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of such future monitoring is included in the accrual.

7.    Recent Pronouncements

      The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", effective January 1, 2003. As a result of adoption, the Company's loss from early extinguishment of debt realized in the second quarter of 2002 has been presented within continuing operations, rather than presented as an extraordinary item.

      The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective January 1, 2003. SFAS No. 146 addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002, and therefore did not have an impact on the Company's consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed below or in the Company's 2002 10-K Annual Report, that could cause actual results to differ materially from the Company's expectations. See "Factors Which May Affect Future Results" below and in the 2002 10-K Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Three months ended June 30, 2003 compared to June 30, 2002

The Company had a net loss attributable to common stock of $307,000, or ($.03) per share, for the quarter ended June 30, 2003 compared to net income attributable to common stock of $9,294,000, or $.82 per share, for the quarter ended June 30, 2002.

Total revenues for the quarter ended June 30, 2003 were $886,000, compared to $1,064,000 for the quarter ended June 30, 2002. The decrease in revenues was primarily due to lower product sales to Estee Lauder offset by increased product sales to Vetoquinol and new customers.

As a percentage of product sales, cost of sales increased from 40% in the quarter ended June 30, 2002 to 49% in the quarter ended June 30, 2003. The resulting decrease in gross profit from 60% in the quarter ended June 30, 2002 to 51% in the quarter ended June 30, 2003 is due to the change in mix to lower gross profit products and underabsorbed fixed costs.

Selling, general and administrative expenses increased $181,000, or 27%, from $671,000 in the quarter ended June 30, 2002. As a percentage of revenues, these expenses were 63% of revenues in the second quarter of 2002 compared to 96% in the second quarter of 2003. The increase is primarily due to a $202,000 severance expense accrued in the quarter ended June 30, 2003 for the cost of the benefits to be provided by the Company under a severance package to the Company's current President and Chief Executive Officer upon his resignation from office.

Product development and research expenses increased $14,000, or 10%, compared to the quarter ended June 30, 2002. The increase is a result of additional projects that are being worked on for existing and potential new customers.

Interest expense decreased $121,000 from interest expense of $119,000 in the quarter ended June 30, 2002 to interest income of $2,000 in the quarter ended June 30, 2003. The decrease was a result of the pay-down of debt in the prior year using the proceeds from the sale of the Companion Pet Products division.

Discontinued operations in the quarter ended June 30, 2002 consisted of a loss of $521,000 from operations from the Companion Pet Products division, offset by the gain of $12,468,000 from the sale of the Companion Pet Products division, which occurred on May 31, 2002. The $169,000 of income from discontinued operations in the quarter ended June 30, 2003 is a result of an insurance settlement, net of legal costs, received for the damages arising from the heating oil leak at the Company's Companion Pet Products site.

Six months ended June 30, 2003 compared to June 30, 2002

The Company had a net loss attributable to common stock of $271,000, or ($.02) per share, for the six months ended June 30, 2003 compared to net income attributable to common stock of $8,807,000, or $.78 per share, for the six months ended June 30, 2002.

Total revenues for the six months ended June 30, 2003 were $1,894,000, which represents a decrease of $233,000, or 11%, from revenues of $2,127,000 for the six months ended June 30, 2002. The decrease in revenues was primarily due to lower product sales to Estee Lauder and two other customers offset by increased product sales to Vetoquinol and new customers.

Cost of sales, as a percent of product sales, increased from 43% for the six months ended June 30, 2002 to 45% for the six months ended June 30, 2003. The resulting decrease in gross profit from 57% in the six months ended

                         IGI, INC. AND SUBSIDIARIES

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations
          (Continued)

June 30, 2002 to 55% in the six months ended June 30, 2003 is the result of the change in mix to lower gross profit products and underabsorbed fixed costs.

Selling, general and administrative expenses increased $24,000, or 2%, from $1,328,000 for the six months ended June 30, 2002. As a percent of revenues, these expenses were 62% of revenues for the first six months of 2002 compared to 71% for the first six months of 2003. The increase is primarily due to a $202,000 severance expense accrued in the second quarter of 2003 for the cost of the benefits to be provided by the Company under a severance package to the Company's current President and Chief Executive Officer upon his resignation from office, offset by a decline in salary expense due to staff reductions after the sale of the Companion Pet Products division.

Product development and research expenses increased $36,000, or 13%, compared to the six months ended June 30, 2002. The increase is a result of additional projects that are being worked on for existing and potential new customers.

Interest expense decreased $311,000 from interest expense of $303,000 for the six months ended June 30, 2002 to interest income of $8,000 for the six months ended June 30, 2003. The decrease is due to lower interest rates and the pay down of the Company's debt on May 31, 2002 using the proceeds from the sale of the Companion Pet Products division.

Discontinued operations for the six months ended June 30, 2002 consisted of a $401,000 loss from discontinued operations offset by a $12,468,000 gain from the sale of the Companion Pet Products division. The $169,000 of income from discontinued operations for the six months ended June 30, 2003 is a result of an insurance settlement, net of legal costs, received for damages arising from the heating oil leak at the Company's Companion Pet Products site.

Liquidity and Capital Resources

The Company's operating activities used $350,000 of cash during the six months ended June 30, 2003 compared to $1,500,000 used in the comparable period in 2002. Payments for environmental remediation costs and prepaid insurance premiums were the major use of cash in 2003. In 2002, cash from the proceeds from the sale of the Companion Pet Products division was utilized to pay down accounts payable and accrued expenses.

The Company used $44,000 of cash during the six months ended June 30, 2003 for investing activities compared to cash generated of $17,216,000 from investing activities for the comparable period in 2002. The majority of 2003's investing activities was for the purchase of computers and machinery and equipment, while 2002's activity primarily was cash generated from the sale of the Companion Pet Products division, a former corporate office building and marketable securities.

The Company's financing activities utilized $33,000 of cash in the six months ended June 30, 2003 compared to $11,923,000 used in the comparable period in 2002. The cash utilized in 2003 was primarily for the purchase of Company stock as part of a stock buy-back program which was authorized in December 2002, offset by funding and payments of the EDA loan. In 2002 cash was utilized to payoff the Fleet Capital Bank and American Capital Strategies debt using the proceeds from the sale of the Companion Pet Products division.

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

                         IGI, INC. AND SUBSIDIARIES

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations
          (Continued)

Regulatory Proceeding and Legal Proceedings

On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation (NOV's) relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company continues to discuss with the authorities a resolution of any potential assessment under the NOV's and has accrued the estimated expense of the penalties that may be assessed under such NOV's.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from a heating oil leak at its Companion Pet Products site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a certified environmental contractor to assess the exposure and required clean up.
Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $149,000 remains accrued as of June 30, 2003. It is currently anticipated that the majority of the remediation will be completed by the end of the summer of 2003. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of such future monitoring is included in the accrual.

Factors Which May Affect Future Results

The industry in which the Company competes is subject to intense competitive pressures. The following sets forth some of the risks which the Company faces.

Intense Competition in Consumer Products Business
-------------------------------------------------

The Company's Consumer Products business competes with large, well-financed cosmetics and consumer products companies with development and marketing groups that are well established and experienced in the industry and possess far greater financial and other resources than those available to the Company. There is no assurance that the Company's consumer products can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company's customers that use the Company's Novasome(R) lipid vesicles in their products may decide to reduce their purchases from the Company or shift their business to other suppliers.

Effect of Rapidly Changing Technologies
---------------------------------------

In the future, the Company expects to sublicense its Novasome(R) technologies to third parties, who would manufacture and market products incorporating the technologies. If the Company's competitors develop superior technologies, the Company's technologies could be less acceptable in the marketplace and therefore the Company's planned technology sublicensing could be materially adversely affected.

American Stock Exchange (AMEX) Continuing Listing Standards
-----------------------------------------------------------

On March 28, 2002, the Company was notified by AMEX that it was below certain of the Exchange's standards for continued listing. Specifically, under applicable AMEX listing standards, in order to remain listed the Company was required to reflect income from continuing operations and net income for 2002 and a minimum of $4,000,000 in stockholders' equity by December 31, 2002. On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The loss from continuing operations for the year ended December 31, 2002 reflected tax expense resulting from a change in the New Jersey tax law that was retroactive to January 1, 2002. As a result of this tax expense, the Company determined that it would have a loss from continuing operations for 2002. The Company notified AMEX of this issue on November 14, 2002 after release of the Company's 2002 third quarter results.

In February 2003, the Company contacted AMEX after release of the Company's 2002 year-end results. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX.

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

ITEM 4.   Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

      The evaluation referred to above did not identify any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         IGI, INC. AND SUBSIDIARIES
                         PART II  OTHER INFORMATION


ITEM 1.   Legal Proceedings

      None.

ITEM 2.   Changes in Securities and Use of Proceeds

      None.

ITEM 3.   Defaults Upon Senior Securities

      None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

      The Company held its 2003 Annual Meeting of Stockholders on May 20, 2003 to vote on two proposals. Proxy statements were sent to all shareholders. The first proposal was for the election as directors of the following seven people: Earl K. Lewis, John F. Ambrose, Stephen
      J. Morris, Terrence O'Donnell, Constantine L. Hampers, Donald W. Joseph, and Frank Gerardi. All seven directors were elected with the following votes tabulated:


                              Total votes        Total votes withheld
      Name of director     for each director      from each director
      ----------------     -----------------     --------------------

      Mr. Lewis                9,086,063              1,925,662
      Mr. Ambrose              8,162,363              2,849,362
      Mr. Morris               9,086,063              1,925,662
      Mr. O'Donnell            9,086,063              1,925,662
      Dr. Hampers              8,162,363              2,849,362
      Mr. Joseph               9,086,063              1,925,662
      Mr. Gerardi             10,811,925                199,800

      The second proposal was for the ratification of the appointment of independent auditors for the year 2003. The appointment of the current auditors, KPMG LLP, was ratified, with the following votes tabulated:


      For           Against     Abstain
      ---           -------     -------

      9,432,042     327,948     1,251,735

ITEM 5.   Other Information

      None.

ITEM 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.99   Settlement Agreement and Release

            31.1    Certification of the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of the Chief Financial Officer as pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

                         IGI, INC. AND SUBSIDIARIES
                    PART II  OTHER INFORMATION, continued


      (b)   Reports on Form 8-K

            A report on Form 8-K was filed on July 2, 2003, reporting that on June 27, 2003, IGI's Board of Directors unanimously elected Frank Gerardi as Chairman of the Board of Directors to fill the vacancy in office resulting from the resignation of Earl Lewis. Separately, on June 27, 2003, John Ambrose, the Company's President and Chief Executive Officer, announced his intention to step down as President and Chief Executive Officer on December 31, 2003, or at such earlier date as the Chairman of the Board determines is appropriate.

                         IGI, INC. AND SUBSIDIARIES


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       IGI, Inc.
                                       (Registrant)



Date:  August 12, 2003                 By: /s/ John F. Ambrose
                                       ------------------------------------
                                           John F. Ambrose
                                           President and Chief Executive
                                            Officer



Date:  August 12, 2003                 By: /s/ Domenic N. Golato
                                       ------------------------------------
                                           Domenic N. Golato
                                           Senior Vice President and Chief
                                            Financial Officer