Form 10-Q
period 2003-09-30
IGI INC
filed 2003-11-12
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended                      Commission File No.
          ------------------                     -------------------
          September 30, 2003                          001-08568


                                  IGI, Inc.
           (Exact name of registrant as specified in its charter)


              Delaware                               01-0355758
   -------------------------------              -------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification No.)


      105 Lincoln Avenue, Buena, NJ                    08310
----------------------------------------            ----------
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

         Common Shares Outstanding at October 28, 2003 is 11,355,965

ITEM 1.  Financial Statements

                       PART I   FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)


                                                         Three months ended           Nine months ended
                                                            September 30,               September 30,
                                                      ------------------------    ------------------------
                                                         2003          2002          2003          2002
                                                         ----          ----          ----          ----

Revenues:
  Sales, net                                          $      748    $      861    $    2,271    $    2,604
  Licensing and royalty income                               202           285           573           669
                                                      ----------    ----------    ----------    ----------
      Total revenues                                         950         1,146         2,844         3,273

Cost and expenses:
  Cost of sales                                              326           342         1,011         1,096
  Selling, general and administrative expenses               589           567         1,941         1,895
  Product development and research expenses                  175           152           478           419
                                                      ----------    ----------    ----------    ----------
Operating income (loss)                                     (140)           85          (586)         (137)
Interest income (expense), net                                 -             9             8          (294)
Other income, net                                              -             -             -            58
Loss on early extinguishment of debt                           -             -             -        (2,654)
                                                      ----------    ----------    ----------    ----------
Income (loss) from continuing operations
 before provision for income taxes                          (140)           94          (578)       (3,027)
Provision for income taxes                                     1           935             3           941
                                                      ----------    ----------    ----------    ----------

Loss from continuing operations                             (141)         (841)         (581)       (3,968)
                                                      ----------    ----------    ----------    ----------

Discontinued operations:
  Loss from operations of discontinued business                -             -             -          (401)
  Gain (loss) on sale of discontinued business               (15)          (36)          154        12,432
                                                      ----------    ----------    ----------    ----------
Net income (loss)                                           (156)         (877)         (427)        8,063

Mark to market for detachable stock warrants                   -             -             -          (133)
                                                      ----------    ----------    ----------    ----------
Net income (loss) attributable to common stock        $     (156)   $     (877)   $     (427)   $    7,930
                                                      ==========    ==========    ==========    ==========

Basic and Diluted Earnings (Loss) per Common Share
  Continuing operations                               $     (.01)   $     (.07)   $     (.05)   $     (.36)
  Discontinued operations                                      -             -           .01          1.05
                                                      ----------    ----------    ----------    ----------
  Net income (loss) attributable to common stock      $     (.01)   $     (.07)   $     (.04)   $      .69
                                                      ==========    ==========    ==========    ==========

Weighted Average of Common Stock and
Common Stock Equivalents Outstanding
  Basic and diluted                                   11,355,965    11,766,288    11,379,905    11,448,290

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share information)


                                                                 September 30, 2003
                                                                     (unaudited)       December 31, 2002
                                                                 ------------------    -----------------

ASSETS
Current assets:
  Cash and cash equivalents                                           $    632             $  1,999
  Marketable securities                                                    803                    -
  Accounts receivable, less allowance for doubtful accounts
   of $21 and $35 in 2003 and 2002, respectively                           446                  460
  Licensing and royalty income receivable                                  150                  166
  Inventories                                                              202                  209
  Prepaid expenses and other current assets                                145                  146
                                                                      --------             --------
      Total current assets                                               2,378                2,980
                                                                      --------             --------
Property, plant and equipment, net                                       2,763                2,862
Other assets                                                                75                   87
                                                                      --------             --------
      Total assets                                                    $  5,216             $  5,929
                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                   $     18             $     18
  Accounts payable                                                         149                  115
  Accrued payroll                                                           95                   71
  Other accrued expenses                                                   330                  551
  Income taxes payable                                                      11                   16
                                                                      --------             --------
      Total current liabilities                                            603                  771
  Deferred revenue                                                         384                  485
  Long term debt, net of current portion                                   195                  164
                                                                      --------             --------
      Total liabilities                                                  1,182                1,420
                                                                      --------             --------

Stockholders' equity:
  Common stock $.01 par value, 50,000,000 shares authorized;
   13,321,705 and 13,262,657 shares issued in 2003 and 2002,
   respectively                                                            133                  133
  Additional paid-in capital                                            23,674               23,644
  Accumulated deficit                                                  (18,380)             (17,953)
  Less treasury stock at cost, 1,965,740 and 1,878,640 shares
   in 2003 and 2002, respectively                                       (1,395)              (1,315)
  Accumulated other comprehensive income                                     2                    -
                                                                      --------             --------
      Total stockholders' equity                                         4,034                4,509
                                                                      --------             --------
      Total liabilities and stockholders' equity                      $  5,216             $  5,929
                                                                      ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)


                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                        2003              2002
                                                                        ----              ----

Cash flows from operating activities:
  Net income (loss)                                                   $  (427)         $  8,063
  Reconciliation of net income (loss) to net
   cash used in operating activities:
    Gain on sale of discontinued operations                              (154)          (12,432)
    Gain on sale of marketable securities                                   -               (58)
    Write down of EVSCO facility to net realizable value                    -               632
    Depreciation and amortization                                         196               235
    Amortization of deferred financing costs and debt discount              -               275
    Extraordinary loss on early extinguishment of debt                      -             2,654
    Provision for accounts and notes receivable and inventories            17                21
    Recognition of deferred revenue                                      (101)             (101)
    Interest expense related to subordinated note agreements                -                41
    Directors' stock issuance                                              26                41
  Changes in operating assets and liabilities:
    Accounts receivable                                                    27              (203)
    Inventories                                                           (23)             (181)
    Receivables due under licensing and royalty agreements                 16                60
    Prepaid expenses and other assets                                       1                86
    Accounts payable and accrued expenses                                (163)             (599)
    Income taxes payable                                                   (5)              926
    Change in net assets of discontinued operations                         -              (896)
                                                                      -------          --------
      Net cash used in operating activities                              (590)           (1,436)
                                                                      -------          --------

  Cash flows from investing activities:
    Capital expenditures                                                  (86)              (54)
    Capital expenditures for discontinued operations                        -                (8)
    Purchase of marketable securities                                    (801)                -
    Proceeds from sale of marketable securities                             -                58
    Proceeds from sale of property, plant and equipment                     -               550
    Increase in other assets                                                1               (32)
    Proceeds from sale of discontinued operations                         154            16,427
                                                                      -------          --------
      Net cash provided by (used in) investing activities                (732)           16,941
                                                                      -------          --------

  Cash flows from financing activities:
    Borrowings under revolving credit agreement                             -             5,958
    Repayment of revolving credit agreement                                 -            (8,284)
    Repayment of debt                                                       -            (9,516)
    Borrowings from EDA loan                                               46               197
    Repayment of EDA loan                                                 (15)              (11)
    Proceeds from exercise of common stock options and
     purchase of common stock                                               4                36
   Treasury shares purchased                                              (80)           (1,315)
                                                                      -------          --------
      Net cash used in financing activities                               (45)          (12,935)
                                                                      -------          --------
  Net increase (decrease) in cash and cash equivalents                 (1,367)            2,570
  Cash and cash equivalents at beginning of period                      1,999                10
                                                                      -------          --------
  Cash and cash equivalents at end of period                          $   632          $  2,580
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

2.    Discontinued Operations

      On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The Companion Pet Products division, which is presented as a discontinued operation, incurred a loss of $36,000 from the sale of the Companion Pet Products division for the three months ended September 30, 2002 related to post-closing adjustments. For the three months ended September 30, 2003, the Company incurred a loss of $15,000 related to regulatory expenses at the Companion Pet Products site. For the nine months ended September 30, 2002, the Company incurred a loss from discontinued operations of $401,000 and a $12,432,000 gain on the sale of the Companion Pet Products division. For the nine months ended September 30, 2003, the Company had a net gain of $154,000, which represented an insurance settlement, net of legal costs, of $169,000 for damages incurred by the Company as a result of the heating oil leak at the Companion Pet Products manufacturing site (see Note 7), reduced by the $15,000 of regulatory expenses.

3.    Marketable Securities

      Marketable securities at September 30, 2003 consists of an investment in a short term bond mutual fund. The Company currently classifies all marketable securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

      The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale marketable securities as of September 30, 2003 are as follows (amounts in thousands):


                                                 Gross       Gross
                    Amortized    Unrealized    Unrealized    Fair
                      Cost         Gains         Losses      Value
                    ---------    ----------    ----------    -----

      Mutual Funds
      2003             $800          $3            $ -       $803

      There were $0 and $58,000 of sales of available-for-sale marketable securities during the nine months ended September 30, 2003 and 2002, respectively.

4.    Debt

      In the prior year, the Company received a $246,000 loan commitment from NJEDA to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility in March 2001. The loan requires monthly principal payments over a term of ten years at a rate of interest of 5%. The Company has received funding of $242,000 through September 30, 2003. The current balance of the loan at September 30, 2003 is $213,000.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

5.    Inventories

      Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at September 30, 2003 and December 31, 2002 consist of:


                        September 30, 2003    December 31, 2002
                        ------------------    -----------------
                                 (amounts in thousands)

      Finished goods           $ 32                  $ 52
      Raw materials             170                   157
                               ----                  ----
      Total                    $202                  $209
                               ====                  ====

6.    Stock-Based Compensation

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

      If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) attributable to common stock and net income (loss) per share would have changed to the pro forma amounts indicated below (amounts in thousands):


                                                   Three months ended September 30,    Nine months ended September 30,
                                                   --------------------------------    -------------------------------
                                                            2003      2002                      2003      2002
                                                            ----      ----                      ----      ----

      Net income (loss) attributable to
       common stock - as reported                          $(156)    $(877)                    $(427)    $7,930
      Deduct: Total stock-based employee
       and directors compensation expense
       determined under fair value based method                5        14                        20        430
                                                           -----     -----                     -----     ------
      Net income (loss) attributable to
       common stock - pro forma                            $(161)    $(891)                    $(447)    $7,500
                                                           =====     =====                     =====     ======
      Net income (loss) per share - as reported
        Basic and diluted                                  $(.01)    $(.07)                    $(.04)    $  .69
      Net income (loss) per share - pro forma
        Basic and diluted                                  $(.01)    $(.08)                    $(.04)    $  .66

7.    Regulatory Proceedings and Legal Proceedings

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation (NOV's) relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company continues to discuss with the authorities a resolution of any potential assessment under the NOV's and has accrued the estimated penalties related to such NOV's.

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from a heating oil leak at its Companion Pet Products site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a certified environmental contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002, and the final estimated cost was increased to $620,000, of which $112,000 remains accrued as of September 30, 2003. The remediation has been completed as of September 30, 2003. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of such future monitoring is included in the accrual.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

8.    Recent Pronouncements

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

Results of Operations

Three months ended September 30, 2003 compared to September 30, 2002

The Company had a net loss attributable to common stock of $156,000, or $(.01) per share, for the quarter ended September 30, 2003 compared to net loss attributable to common stock of $877,000, or $(.07) per share, for the quarter ended September 30, 2002.

Total revenues for the quarter ended September 30, 2003 were $950,000, compared to $1,146,000 for the quarter ended September 30, 2002. The decrease in revenues was primarily due to lower product sales to Estee Lauder and Vetoquinol.

As a percentage of product sales, cost of sales increased from 40% in the quarter ended September 30, 2002 to 44% in the quarter ended September 30, 2003. The resulting decrease in gross profit from product sales from 60% in the quarter ended September 30, 2002 to 56% in the quarter ended September 30, 2003 is due to the change in mix to lower gross profit products and underabsorbed fixed costs.

Selling, general and administrative expenses increased $22,000, or 4%, from $567,000 in the quarter ended September 30, 2002. As a percentage of revenues, these expenses were 49% of revenues in the third quarter of 2002 compared to 62% in the third quarter of 2003. The increase is primarily due to higher legal expenses offset by lower salary and travel and entertainment expenses.

Product development and research expenses increased $23,000, or 15%, compared to the quarter ended September 30, 2002. The increase is a result of additional projects that are being worked on for existing and potential new customers.

Interest income, net decreased $9,000 from interest income, net of $9,000 in the quarter ended September 30, 2002. The decrease is a result of lower cash reserves and interest rates.

Discontinued operations in the quarter ended September 30, 2002 consisted of a loss of $36,000 related to post-closing adjustments from the sale of the Companion Pet Products division, which occurred on May 31, 2002. The $15,000 loss on the sale of discontinued business in the quarter ended September 30, 2003 is a result of regulatory expenses at the Company's Companion Pet Products site.

Nine months ended September 30, 2003 compared to September 30, 2002

The Company had a net loss attributable to common stock of $427,000, or $(.04) per share, for the nine months ended September 30, 2003 compared to net income attributable to common stock of $7,930,000, or $.69 per share, for the nine months ended September 30, 2002.

Total revenues for the nine months ended September 30, 2003 were $2,844,000, which represents a decrease of $429,000, or 13%, from revenues of $3,273,000 for the nine months ended September 30, 2002. The decrease in revenues was primarily due to lower product sales to Estee Lauder and two other customers offset by increased product sales to Vetoquinol, Genesis and new customers.

As a percentage of product sales, cost of sales increased from 42% for the nine months ended September 30, 2002 to 45% for the nine months ended September 30, 2003. The resulting decrease in gross profit from product sales from 58% for the nine months ended September 30, 2002 to 55% for the nine months ended September 30, 2003 is the result of the change in mix to lower gross profit products and underabsorbed fixed costs.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Selling, general and administrative expenses increased $46,000, or 2%, from $1,895,000 for the nine months ended September 30, 2002. As a percent of revenues, these expenses were 58% of revenues for the first nine months of 2002 compared to 68% for the first nine months of 2003. The increase is primarily due to a $202,000 severance expense accrued in the second quarter of 2003 for the cost of the benefits to be provided by the Company under a severance package to one of the Company's executives, offset by a decline in salary expense due to staff reductions after the sale of the Companion Pet Products division.

Product development and research expenses increased $59,000, or 14%, compared to the nine months ended September 30, 2002. The increase is a result of additional projects that are being worked on for existing and potential new customers.

Interest income (expense), net went from interest expense, net of $294,000 for the nine months ended September 30, 2002 to interest income, net of $8,000 for the nine months ended September 30, 2003. The change is due to lower interest rates and the pay down of the Company's debt on May 31, 2002 using the proceeds from the sale of the Companion Pet Products division.

Discontinued operations for the nine months ended September 30, 2002 consisted of a $401,000 loss from discontinued operations offset by a $12,432,000 gain from the sale of the Companion Pet Products division. The $154,000 of income from discontinued operations for the nine months ended September 30, 2003 consists of a $169,000 insurance settlement, net of legal costs, received for damages incurred by the Company as a result of the heating oil leak at the Company's Companion Pet Products site, offset by $15,000 of regulatory expenses.

Liquidity and Capital Resources

The Company's operating activities used $590,000 of cash during the nine months ended September 30, 2003 compared to $1,436,000 used in the comparable period in 2002. In addition to the loss from operations, payments for environmental remediation costs were the other major use of cash in 2003. In 2002, cash from the proceeds from the sale of the Companion Pet Products division was utilized to pay down accounts payable and accrued expenses.

The Company used $732,000 of cash during the nine months ended September 30, 2003 for investing activities compared to cash of $16,941,000 provided by investing activities for the comparable period in 2002. The majority of the 2003 investing activities were for the purchase of marketable securities, computers, and machinery and equipment, while 2002's activity primarily was cash generated from the sale of the Companion Pet Products division, a former corporate office building and marketable securities.

The Company's financing activities utilized $45,000 of cash in the nine months ended September 30, 2003 compared to $12,935,000 used in the comparable period in 2002. The cash utilized in 2003 was primarily for the purchase of Company stock as part of a stock buy-back program which was authorized in December 2002, offset by funding of the EDA loan. In 2002, cash was utilized to payoff the Fleet Capital Bank and American Capital Strategies debt using the proceeds from the sale of the Companion Pet Products division.

The Company's principal sources of liquidity are cash flows from operations, cash and cash equivalents and marketable securities. Management believes that existing cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to meet the Company's foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing. Management may, from time to time, seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

There have been no material changes to the Company's contractual commitments as reflected in the 2002 10-K Annual Report.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Regulatory Proceeding and Legal Proceedings

On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation (NOV's) relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company continues to discuss with the authorities a resolution of any potential assessment under the NOV's and has accrued the estimated penalties related to such NOV's.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from a heating oil leak at its Companion Pet Products site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a certified environmental contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002, and the final estimated cost was increased to $620,000, of which $112,000 remains accrued as of September 30, 2003. The remediation has been completed as of September 30, 2003. Subsequently, there will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of such future monitoring is included in the accrual.

Factors Which May Affect Future Results

The industry in which the Company competes is subject to intense competitive pressures. The following sets forth some of the risks which the Company faces.

Intense Competition in Consumer Products Business
-------------------------------------------------

The Company's Consumer Products business competes with large, well-financed cosmetics and consumer products companies with development and marketing groups that are well established and experienced in the industry and possess far greater financial and other resources than those available to the Company. There is no assurance that the Company's Consumer Products business can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company's customers that use the Company's Novasome(r) lipid vesicles in their products may decide to reduce their purchases from the Company or shift their business to other suppliers.

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

American Stock Exchange (AMEX) Continuing Listing Standards
-----------------------------------------------------------

On March 28, 2002, the Company was notified by AMEX that it was below certain of the Exchange's standards for continued listing. Specifically, under applicable AMEX listing standards, in order to remain listed the Company was required to reflect income from continuing operations and net income for 2002 and a minimum of $4,000,000 in stockholders' equity by December 31, 2002. On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The loss from continuing operations for the year ended December 31, 2002 reflected tax expense resulting from a change in the New Jersey tax law that was retroactive to January 1, 2002. As a result of this tax expense, the Company determined during the third quarter of 2002 that it would have a loss from continuing operations for 2002. The Company notified AMEX of this issue on November 14, 2002 after release of the Company's 2002 third quarter results.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is changes in interest rates. The Company's cash equivalents and marketable securities consist primarily of investments in mutual funds. Management believes, based on the current interest rate environment, that a 100 basis point change in interest rates would have an immaterial impact on interest income.

ITEM 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

The evaluation referred to above did not identify any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None.

ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            11.01 Severance Agreement between John Ambrose and IGI, Inc. dated as of August 15, 2003.

            11.02 Employment Agreement between Michael F. Holick MD, Ph.D. and IGI, Inc. dated as of September 26, 2003.

            11.03 Memorandum of Agreement between Michael F. Holick, MD, Ph.D. and IGI, Inc. dated as of September 26, 2003.

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



                                       IGI, Inc.
                                       (Registrant)



Date:  November 12, 2003               By: /s/ Frank Gerardi
                                           ----------------------
                                           Frank Gerardi
                                           Chairman and Chief Executive Officer


Date:  November 12, 2003               By: /s/ Domenic N. Golato
                                           -------------------------------
                                           Domenic N. Golato
                                           Senior Vice President and Chief
                                           Financial Officer