Form 10-K
period 2003-12-31
IGI INC
filed 2004-04-14
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            _____________________


                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended                                 Commission File No.
---------------------                                 -------------------
December 31, 2003                                     001-08568


                                  IGI, Inc.
           (Exact name of registrant as specified in its charter)

Delaware                                                       01-0355758
--------                                                       ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

105 Lincoln Avenue, Buena, NJ                                       08310
-----------------------------                                       -----
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

                             Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at June 30, 2003, as computed by reference to the closing price of such stock, was approximately $11,967,000.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at April 8, 2004 was 11,565,114 shares.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed with the Commission on or before April 29, 2004 are incorporated herein by reference in Part III.

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

Consumer Products Business

      IGI's Consumer Products business is primarily focused on the continued commercialization of the Microencapsulation Technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products that the Company markets through collaborative arrangements with major cosmetic and consumer products companies. IGI plans to continue to work with cosmetics, food, personal care products and over-the-counter ("OTC") pharmaceutical companies for commercial applications of the Microencapsulation Technologies. Because of their ability to encapsulate skin protective agents, oils, moisturizers, shampoos, conditioners, skin cleansers and fragrances and to provide both a controlled and a sustained release of the encapsulated materials, Novasome(R) lipid vesicles are well-suited to cosmetics and consumer product applications. For example, Novasome(R) lipid vesicles may be used to deliver moisturizers and other active ingredients to the deeper layers of the skin or hair follicles for a prolonged period; to deliver or preserve ingredients which impart favorable cosmetic characteristics described in the cosmetics industry as "feel," "substantivity," "texture" or "fragrance" and to deliver normally incompatible ingredients in the same preparation, with one ingredient being shielded or protected from the other by encapsulation within the Novasome(R) vesicle.

      The Company produces Novasome(R) vesicles for various skin care products, including those marketed by Estee Lauder such as "All You Need," "Re-Nutriv," "Virtual Skin," "100% Time Release Moisturizer," "Resilience," "Surface Optimizing," "Vibrant" and others. Sales to Estee Lauder accounted for $1,812,000 or 51% of 2003 revenues, $2,629,000 or 60% of 2002 revenues and $2,725,000 or 63% of 2001 revenues. Also, the Company received $28,000 of royalty income in 2003 from Estee Lauder pursuant to the Company's agreement with Estee Lauder for various Novasome(R) vesicles skin care products produced by Estee Lauder.

      In February 2001, the Company signed a new manufacturing and supply agreement and an assignment of trademark agreement for the WellSkinTM line of skin care products with Genesis Pharmaceutical, Inc. The manufacturing and supply agreement expires on December 13, 2005 and contains two ten-year renewal options. The Company received a lump sum payment of $525,000 for the assignment of the trademark, which is being recognized ratably over the term of the arrangement. The Company recognized $105,000 of income related to this agreement in each of the years ended December 31, 2003, 2002 and 2001.

      The Company entered into a sublicense agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a sublicense to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $488,000, $714,000 and $856,000 of royalty income related to this agreement for the years ended December 31, 2003, 2002 and 2001, respectively. As noted above, royalties are calculated on net sales of microencapsulated retinoid products. The future sales trends of these products are not known by the Company.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide sublicense rights for the use of the Novasome(R) technology for certain products and distribution channels. The agreement provided for JJM to pay the Company $300,000, as well as future royalty payments based on JJM's sales of sublicensed products. The Company recognized $35,000, $32,000 and $105,000 of royalty income in 2003, 2002 and 2001, respectively, related to the agreement. In March of 2002, the agreement between the Company and JJM was amended stating that JJM is no longer required to make minimum payments and the sublicense has been converted to a non-exclusive worldwide sublicense with the exception of Japan, which will remain exclusive. If the amount of royalties paid by JJM equals or exceeds $200,000 in any year, the following calendar year will become an exclusive worldwide agreement and will remain so until royalties fall below that amount.

      In July 2001, the Company entered into a Research, Development and Manufacturing Agreement with Apollo Pharmaceutical (Canada), Inc. ("Apollo"), previously known as Prime Pharmaceutical Corporation. The purpose of the agreement was to develop a facial lotion, a facial creme and scalp application for the treatment of psoriasis. The project has been completed in stages with amounts being paid to the Company with the successful completion of each stage. In addition, the Company has agreed to rebate $3.60 per kilogram for the first 12,500 kilograms of product manufactured for and sold to Apollo. The Company recognized $40,000 of product sales related to this project in 2001.

      In November 2002, the Company entered into a Manufacturing Service Agreement with Desert Whale Jojoba Company, Inc. The purpose of this agreement is to develop and manufacture jojobasomes to be used as a personal care product. This project was in a developmental stage through 2002. The Company recognized $7,000 of product sales related to this project in 2003.

Other Novasome(R) Lipid Vesicles Developments

      On July 23, 2003, Dr. Michael F. Holick, a professor of Medicine, Dermatology, Physiology and Biophysics at the Boston University School of Medicine, was appointed to head IGI's newly formed Scientific Advisory Board. Dr. Holick's many accomplishments, including the discovery of the active form of Vitamin D, and his extensive research in dermatology, combined with IGI's exclusive use of the patented Novasome(R) technologies in its delivery systems, should enable the Company to further advance IGI's position in the topical dermatologics market.

      On August 11, 2003, researchers at Boston University Medical Center, led by Dr. Holick, reported the first successful development of a topical peptide drug for the treatment of psoriasis. The parathyroid hormone analog PTH (1-34) was successfully encapsulated in Novasome(R) A cream, which enhanced the absorption of this peptide drug into human skin. This study appeared in the August 2003 issue of the British Journal of Dermatology. The study conducted a randomized, self-controlled double-blinded trial of 15 adult patients with chronic plaque psoriasis. Each patient applied to one lesion Novasome(R) A cream and a comparable lesion with Novasome(R) A cream that contained PTH (1-34). The psoriatic lesions treated with PTH (1-34) showed marked improvement in scaling, erythema and in duration. There was a 67.3% improvement in the global severity score for the lesion treated with Novasome(R) A cream containing PTH (1-34) compared to the placebo-treated lesion, which only showed a 17.8% improvement. In an open trial, ten patients topically applied PTH (1-34) in Novasome(R) A cream on all of their lesions in a step wise manner. A Psoriasis Area and Severity Index score analysis of all patients revealed an improvement of 42.6% (p < 0.02). None of the patients experienced hypercalcemia or hypercalciuria or developed any side effects with the medication. The study concluded that patients who were resistant to at least one standard therapy for psoriasis had an improvement in their psoriasis when they applied PTH (1-34) in Novasome(R) A cream to their lesion. No untoward toxicity was observed in any of the subjects. This pilot study suggests that topical PTH (1-34) encapsulated in Novasome(R) A cream is a safe and effective novel therapy for psoriasis.

      This was the first demonstration for the successful encapsulation of a peptide drug for the treatment of a skin disease. These observations pave the way for the application of the Novasome(R) technology for peptide drugs for the treatment of other skin diseases.

      On August 26, 2003, Dr. Holick and his team of scientists at Boston University Medical Center reported that in animal studies a parathyroid hormone related peptide antagonist [PTH (7-34)] stimulated epidermal proliferation and hair growth in mice. The biologic action of parathyroid hormone (PTH) related peptide (PTHrP) in normal skin was investigated in cultured human keratinocytes and in SKH-1 hairless mice. The results indicated that the PTHrP receptor antagonist PTH (7-34) stimulated epidermal DNA synthesis in SKH-1 hairless mice by 144%. In addition, these hairless mice had marked increase in the number (146%) and length (80%) of hair shafts, respectively. They also found that the PTHrP receptor agonist [PTH (1-34)] was effective in inhibiting DNA synthesis in the epidermis (Holick, M.F., Ray, S., Chen, T.C., Tian, X., and Persons, K.S., A Parathyroid Hormone Antagonist Stimulates Epidermal Proliferation and Hair Growth in Mice, Proc. Nat'l. Acad. Sci, Vol. 91, 8014-8016 (1994)). These results provide evidence that PTHrP may be an important regulator in normal skin physiology and that its receptor agonists and antagonists have potentially wide therapeutic applications in the treatment of hyperproliferative skin disorders and aging skin and could also be effective in stimulating and maintaining hair growth.

      Chemotherapy-induced alopecia is one of the fundamental unsolved problems of clinical oncology, which is driven in part by abnormalities induced by the chemotherapy on the hair follicle cycle. Dr. Holick and his team have explored the therapeutic potential of PTHrP receptor agonists and antagonists in a mouse model of chemotherapy (cyclophosphamide) induced alopecia. Mice that received PTH (7-34) significantly mitigated the hair follicular response to cyclophosphamide. Furthermore, there was more rapid hair regrowth of more robust hair follicles, compared to the animals that received placebo and chemotherapy (Peters, Eva, M.J., Foitzik, K., Paus, R., Ray, S., and Holick, M.F., A New Strategy for Modulating Chemotherapy-Induced Alopecia, Using PTH/PTHrP Receptor Agonist and Antagonist, J. Invest. Dermatol. 117:173-178; 2001).

      This study in an established animal model for chemotherapy-induced alopecia, which closely mimics human chemotherapy induced alopecia, suggests the possibility that PTHrP receptor agonists and antagonists can be developed as novel therapeutic agents in chemotherapy-induced alopecia. Based on these findings, a study is planned to determine whether topical PTH (7-34) formulated in Novasome(R) cream will be effective in mitigating chemotherapy induced alopecia in breast cancer patients and help accelerate more robust hair regrowth.

      On September 26, 2003, the Company entered into an employment agreement with Dr. Holick where he will serve as the Company's Vice President of Research and Development and Chief Scientific Officer for a term of three years.

      On December 24, 2003, the Company entered into a License Agreement with Dr. Holick and A&D Bioscience, Inc., a Massachusetts corporation wholly owned by Dr. Holick (collectively referred to as "Holick"), whereby Holick granted an exclusive license to the Company to all his rights to the parathyroid hormone related peptide technologies and the Glycoside technologies (referred to as "PTH Technologies" and "Glycoside Technologies", respectively) that he developed for various clinical usages including treatment of psoriasis, hair loss and other skin disorders. In consideration for entering into the License Agreement, Holick received up-front a $50,000 non-refundable payment from the Company. He will also receive a grant of 300,000 stock options under the Company's authorized stock option plans. In addition, Holick shall receive a single milestone payment contingent on the execution of a sublicense agreement between the Company and a third-party for the licensed technologies. Certain subsequent royalty payments received by the Company under a sublicense agreement will be shared with Holick after the Company has recovered any payments previously made to Holick under the License Agreement and an amount equal to the value of the options received by Holick under the License Agreement. The Company is responsible for any and all costs, fees and expenses for the prosecution and oversight of any intellectual property rights related to the licensed technologies. Subject to Holick's early termination rights as provided below, the term of the License Agreement is the longer of twenty
(20) years or the life of each of the patents thereunder. However, if within 180 days from the effective date of the License Agreement, the Company has not entered into a sublicense agreement for the PTH Technologies or raised sufficient capital to fund Phase 1 of the New Drug Study Human Clinical Trial for Alopecia, Holick has the right to terminate the License Agreement as to the PTH Technologies only, provided Holick returns any and all consideration he received from or paid by the Company under the License Agreement prior thereto, excluding the up-front payment. Further, if within 90 days from the effective date of the License Agreement, the Company has not entered into a sublicense agreement for the Glycoside Technologies, Holick has the right to terminate the License Agreement as to the Glycoside Technologies only. The Company is currently negotiating a sublicense agreement with a third party entity for the PTH (1-34) technology. The Company is likewise engaged in discussions with the same third party entity for a similar sublicense for the PTH (7-34) technology. The $50,000 payment was expensed because the PTH and Glycoside Technologies are in a preliminary development phase and do not have any readily determinable alternative future use. The stock options will be valued as of the earlier of the passage of the 180 days or the signing of a sublicense agreement for the PTH Technologies. Such value, as well as any amounts advanced for the prosecution and oversight of any intellectual property rights related to the licensed technologies, will be expensed once the 180-day provision is rendered inoperative.

Discontinued Operations

      On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, which produced and marketed poultry vaccines and related products. The Company's results reflect a $283,000 gain on the sale of the Vineland division for the year ended December 31, 2001.

      On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The buyer assumed liabilities of approximately $986,000, and paid the Company cash in the amount of $16,254,000. The Company's results reflect a $12,433,000 gain on the sale of the Companion Pet Products division for the year ended December 31, 2002. The gain is net of direct costs incurred by the Company in connection with the sale and the reduction in the purchase price resulting from post-closing adjustments. For the year ended December 31, 2003, the Company had a gain on the disposal of discontinued operations of $435,000, which primarily consisted of a net gain of $169,000 for an insurance settlement, net of legal costs, for damages incurred by the Company as a result of a heating oil leak at the Companion Pet Products manufacturing site and a net gain of $288,000 on the sale of the former Companion Pet Products manufacturing site land and building on December 18, 2003. The Companion Pet Products division incurred losses of $523,000 and $720,000 for the years ended December 31, 2002 and 2001, respectively. The results for the year ended December 31, 2002 included an impairment charge of $630,000 related to the Companion Pet Products warehouse. Upon the sale of the Companion Pet Products division, the Company paid all of its debt and interest owed to Fleet Capital Corporation ("Fleet") and American Capital Strategies, Ltd. ("ACS"). As a result, the Company incurred a $2,654,000 loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

      During 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $991,000 offset by a grant from the State of New Jersey for $81,000, for a net charge of $910,000. The Company applied to the New Jersey Economic Development Authority and the New Jersey Department of Environmental Protection for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded an $81,000 grant and a $246,000 loan. The $81,000 grant was received in the third quarter of 2001. The loan, which required monthly principal payments, had a term of ten years at a rate of interest of 5%. The Company received funding of $45,000 and $182,000 from the loan during 2003 and 2002, respectively. On December 18, 2003, the loan was paid in full upon the sale of the former Companion Pet Products facility, which had served as collateral for the loan.

Manufacturing

      The Company's manufacturing operations include bulk manufacturing and testing of cosmetics, dermatologics, emulsions and shampoos. The raw materials included in these products are available from several suppliers. The Company produces quantities of Novasome(R) lipid vesicles adequate to meet its current and foreseeable needs.

Research and Development

      The Company's consumer products development efforts are directed toward Novasome(R) encapsulation to improve performance and efficacy of pesticides, specialty and other chemicals, biocides, cosmetics, consumer products, flavors and dermatologic products. Total product development and research expenses were $762,000, $549,000 and $536,000 in 2003, 2002 and
2001, respectively.

Patents

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

Employees

      At February 20, 2004, the Company had 20 full-time employees, of whom three were in marketing, sales, distribution and customer support, five in manufacturing, eight in research and development, and four in executive, finance and administrative functions. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

Item 2.     Properties

      The Company's executive administrative offices are located in Buena in a 25,000 square foot facility built in 1995. This facility is also used for production, product development, marketing and warehousing for the Company's cosmetic, dermatologic and personal care products. On December 18, 2003, the Company sold a vacant facility, also located in Buena, New Jersey, which was used for warehousing and distribution of veterinary pharmaceuticals prior to the sale of the Companion Pet Products business. The Company's former corporate office building in Buena, New Jersey was sold in the first quarter of 2002.

Item 3.     Legal Proceedings

Gallo Matter

      As previously reported by the Company in its historical filings with the Securities and Exchange Commission ("SEC"), including without limitation its Form 10-K for the year ending December 31, 1999, for most of 1997 and 1998 the Company was subject to intensive government regulatory scrutiny by the U.S. Departments of Justice, Treasury and Agriculture. In June 1997, the Company was advised by the Animal and Plant Health Inspection Service ("APHIS") of the United States Department of Agriculture ("USDA") that the Company had shipped quantities of some of its poultry vaccine products without complying with certain regulatory and record keeping requirements. The USDA subsequently issued an order that the Company stop shipment of certain of its products. Shortly thereafter, in July 1997, the Company was advised that the USDA's Office of Inspector General had commenced an investigation into possible violations of the Virus Serum Toxin Act of 1914 and alleged false statements made to APHIS. In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC.

      Based upon these events, the Board of Directors caused an immediate and thorough investigation of the facts and circumstances of the alleged violations to be undertaken by independent counsel. The Company continued to refine and strengthen its regulatory programs with the adoption of a series of compliance and enforcement policies, the addition of new managers of Production and Quality Control and a new Senior Vice President and General Counsel. At the instruction of the Board of Directors, the Company's General Counsel established and oversaw a comprehensive employee training program, designated in writing a Regulatory Compliance Officer, and established a fraud detection program, as well as an employee "hotline." The Company continued to cooperate with the USDA and SEC in all aspects of their investigation and regulatory activities. On March 13, 2002, the Company reached a settlement with the staff of the SEC to resolve matters arising with respect to the investigation of the Company. Under the settlement, the Company neither admitted nor denied that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities and Exchange Act of 1934, as amended, for the three years ended December 31, 1997. Further, the Company agreed to the entry of an order to cease and desist from any such violation in the future. No monetary penalty was assessed.

      As a result of its internal investigation, in November 1997, the Company terminated the employment of John P. Gallo as President and Chief Operating Officer for willful misconduct. On April 21, 1998, the Company instituted a lawsuit against Mr. Gallo in the New Jersey Superior Court. The lawsuit alleged willful misconduct and malfeasance in office, as well as embezzlement and related claims (referred to as "the IGI Action"). On April 28, 1998, Mr. Gallo instituted a separate action against the Company and two of its Directors, Edward Hager, M.D. and Constantine Hampers, M.D., alleging that he had been wrongfully terminated from employment and further alleging wrongdoings by the two Directors (referred to as the "Gallo Action"). The Court subsequently ordered the consolidation of the IGI Action and the Gallo Action (collectively referred to as the "Consolidated Action").

      In response to these allegations, the Company instituted an investigation of the two Directors by an independent committee ("Independent Committee") of the Board assisted by the Company's General Counsel. The investigation included a series of interviews of the Directors, both of whom cooperated with the Company, and a review of certain records and documents. The Company also requested an interview with Mr. Gallo who, through his counsel, declined to cooperate. In September 1998, the Independent Committee reported to the Board that it had found no credible evidence to support Mr. Gallo's claims and allegations and recommended no further action. The Board adopted the recommendation.

      The Company denied all allegations plead in the Gallo Action and asserted all claims in the Gallo Action to be without merit. The Company did not reserve any amount relating to such claims. The Company tendered the claim to its insurance carriers, but was denied insurance coverage for both defense and indemnity of the Gallo Action.

      In July 1998, the Company sought to depose Mr. Gallo in connection with the Consolidated Action. Through his counsel, Mr. Gallo asserted his Fifth Amendment privilege against self-incrimination and advised that he would not participate in the discovery process until such time as a federal grand jury investigation, in which he was a target, was concluded. In January 1999, at the suggestion of the Court, the Company and Mr. Gallo agreed to a voluntary dismissal without prejudice of the Consolidated Action, with the understanding that the statute of limitations was tolled for all parties and all claims, and that the Company and Mr. Gallo were free to reinstate their suits against each other at a later date, with each party reserving all of their rights and remedies against the other.

      As of the date hereof, neither the Company nor Mr. Gallo have filed suit against each other in the Superior Court of New Jersey or any other court of competent jurisdiction to reinstitute the claims, in whole or part, previously at issue in the Consolidated Action, and pursuant to the previous order of dismissal entered in the Consolidated Action, the statute of limitation on all claims and defenses continues to be tolled as to both parties. However, the Company did receive a letter dated November 21, 2003 from Mr. Gallo's attorneys seeking to reach a settlement of the claims asserted against IGI in the Gallo Action without further resort to the courts. The letter provides a general description of Mr. Gallo's claims and a calculation of damages allegedly sustained by Mr. Gallo relative thereto. The letter states that Mr. Gallo's damages are calculated to be in the range of $3,400,000 to $5,100,000. The Company denies liability for the claims and damages alleged in the letter from Mr. Gallo's counsel dated November 21, 2003, and as such, the Company did not make any formal response thereto. Mr. Gallo has contacted the Company's Chief Executive Officer & Chairman, Frank Gerardi, in a continued effort to initiate settlement discussions. As of the present date, the Company continues to deny any merit and/or liability for the claims alleged by Mr. Gallo and has not engaged in any formal settlement discussions with either Mr. Gallo or his attorneys.

      On December 8, 2003, Mr. Gallo filed suit against Novavax, Inc. in the Superior Court of New Jersey, Law Division, Atlantic County, docket no. ATL-L-3388-03, asserting claims under seven counts for damages allegedly sustained as a result of the cancellation of certain Novavax stock options held by Mr. Gallo due to his termination from IGI in November 1997 for willful misconduct (referred to as the "Novavax Action").

      On March 5, 2004, Novavax filed an Answer denying the allegations asserted by Mr. Gallo in his First Amended Complaint. In addition, while denying any liability under the First Amended Complaint, Novavax also filed a Third Party Complaint in the Novavax Action against the Company for contribution and indemnification, alleging that if liability for Mr. Gallo's claims is found, the Company has primary liability for any and all such damages sustained.

      IGI has tendered to its insurers the Third Party Complaint for defense and indemnification and is waiting to receive a response thereto. The Company will proceed with its defense of the Third Party Complaint in the Novavax Action in accordance with the rules of Court pursuant to advice of counsel.

      Mr. Gallo has not specified the amount of damages sought to be recovered in the Novavax Action, and hence, the amount in controversy in the Novavax Action is currently unknown.

Other Matters

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

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a certified environmental contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $102,000 remains accrued as of December 31, 2003. The remediation was completed by September 30, 2003. There will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of the monitoring is included in the accrual.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's stockholders during the last quarter of 2003.

      Executive Officers of the Company

      The following table sets forth (i) the name and age of each executive officer of the Company as of March 30, 2004, (ii) the position with the Company held by each such executive officer and (iii) the principal occupation held by each executive officer for at least the past five years.

                            Officer    Principal Occupation and Other Business
Name                 Age     Since     Experience During Past Five Years
----                 ---    -------    ---------------------------------------

Frank Gerardi        59      2003      Appointed Chief Executive Officer on September 5, 2003 and
                                       Chairman on June 27, 2003. President of Univest Management,
                                       Inc., a management consulting company since 1986; member of the New York Stock Exchange from 1969 to 1986.

Domenic N. Golato    48      2000      Senior Vice President and Chief Financial Officer since July
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

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company has never paid cash dividends on its Common Stock. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

      The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange ("AMEX") (symbol: "IG"). On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. In February 2003, the Company contacted AMEX after release of the Company's 2002 year-end results. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. Based on the Company's 2003 year-end results, the Company is not in compliance with the AMEX requirement for reporting income from continuing operations and net income for the year ended December 31, 2003. As of the date of the filing of the Form 10-K, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

      The following table shows the range of high and low sale prices on the AMEX for the periods indicated:


                       High     Low
                       ----     ---

2002
----
First quarter         $ .96    $ .54
Second quarter          .80      .50
Third quarter           .79      .46
Fourth quarter          .90      .44

2003
----
First quarter         $ .78    $ .54
Second quarter         1.78      .75
Third quarter          2.87      .98
Fourth quarter         2.39     1.25

      The approximate number of holders of record of the Company's Common Stock at April 8, 2004 was 698 (not including stockholders for whom shares are held in a "nominee" or "street" name).

                                   Part II

Item 6.     Selected Financial Data

Five-Year Summary of Selected Financial Data (in thousands, except per share information):


                                                                 Year ended December 31,
                                                 -------------------------------------------------------
                                                   2003        2002        2001        2000        1999
                                                   ----        ----        ----        ----        ----

Statement of Operating Results
Revenues                                         $ 3,557     $ 4,364     $ 4,294     $ 6,552     $ 6,938
Operating profit (loss)                             (972)         79        (752)       (993)     (1,303)
Loss from continuing operations                     (757)     (3,130)     (1,303)     (8,824)     (2,146)
Income (loss) from discontinued operations *           -        (523)       (720)     (2,559)        561
Gain on disposal of discontinued operations          435      12,433         283         114           -
Cumulative effect of accounting change                 -           -           -        (168)          -
Net income (loss)                                   (322)      8,780      (1,740)    (11,437)     (1,584)
Income (loss) per share-basic and diluted:
  Continuing operations                          $  (.07)    $  (.28)    $  (.11)    $  (.86)    $  (.08)
  Discontinued operations                              -        (.05)       (.07)       (.25)       (.09)
  Gain on disposal of discontinued operations        .04        1.09         .03         .01           -
  Cumulative effect of accounting change               -           -           -        (.02)          -
  Net income (loss)                                 (.03)        .76        (.15)      (1.12)       (.17)


                                                                   As of December 31,
                                                 -------------------------------------------------------
                                                   2003        2002        2001        2000        1999
                                                   ----        ----        ----        ----        ----

Balance Sheet Data
Working capital                                  $ 1,710     $ 2,064     $(6,733)    $(6,917)    $(3,084)
Total assets                                       5,024       5,929      10,539      12,387      31,517
Short-term debt and notes payable                      -          18       9,804       9,785      17,341
Long-term debt and notes payable
 (excluding current maturities)**                      -         164           -           -           -
Stockholders' equity (deficit)                     4,166       4,509      (4,185)     (3,275)      5,533
Average number of common and
 common equivalent shares:
  Basic and diluted                               11,374      11,430      10,957      10,205       9,605

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

Overview

      The past year has proved to be a pivotal time for the Company. In the second quarter of 2003, the Company saw a change in management with full support of the Board of Directors. In June, Frank Gerardi was appointed as Chairman, which was followed shortly by his appointment by the Board to serve as the Company's Chief Executive Officer. After a transition period into the Office of Chairman, a course was set for the Company to achieve three primary goals - (1) reduction in general and administrative overhead,
(2) expansion in research and development, and (3) lay the foundation for revenue growth.

      The course set in motion during the second half of 2003 resulted in the reduction of general and administrative expenses and the identification of opportunities to capitalize on IGI's proprietary Novasome(R) delivery technology. As a additional cost saving measure,the Company authorized a reduction in the size of its Board of Directors to four members. In furtherance of this purpose, Dr. Constantine Hampers and Earl Lewis, respectively, voluntarily tendered their resignations from the Board effective January 4, 2004, after many years of dedicated and valuable service to IGI.

      In the last half of the year, the Company sold non-performing assets that grossed over $400,000 of proceeds to the Company and also provided the funds to pay down the Company's remaining long term debt. At year-end the Company was debt free with over $1,600,000 in cash and marketable securities.

      On July 23, 2003, Dr. Michael F. Holick, professor of Medicine, Dermatology, Physiology and Biophysics, Boston University School of Medicine, was appointed to head IGI's newly formed Scientific Advisory Board. Shortly thereafter, on September 26, 2003, Dr. Holick formally joined the ranks of IGI by entering into an employment agreement with the Company to serve as its Vice President of Research and Development and Chief Scientific Officer for a term of three years. In late December 2003, IGI acquired the exclusive license rights to certain intellectual property invented by Dr. Holick, among which includes U.S. and foreign patents for the clinical uses of PTH (1-34) for the treatment of psoriasis and other skin disorders and the clinical uses of PTH (7-34) for the treatment of alopecia. IGI is hopeful that the acquired license rights will enhance its advances in the dermatologic market, as well as generating a stream of sublicensing revenues, but there is no guarantee that this will occur.

      IGI is currently negotiating a sublicense agreement with a third party entity for the PTH (1-34) technology under which the third party will be obligated at its sole cost and expense to develop and bring the PTH (1-34) technology to market as timely and efficiently as possible, which includes its sole responsibility for the cost of preclinical and clinical development, research and development, manufacturing, laboratory and clinical testing and trials and marketing of products. In addition, the sublicense agreement will call for various payments to IGI throughout the term. It is currently anticipated that IGI will be paid a lump sum sublicense fee at the time of signing, from which amount IGI shall pay the sum of $236,000 to Dr. Holick in accordance with the terms of his License Agreement with the Company. Such amount will be expensed when paid, because the technologies are in a preliminary development stage and do not have any readily determinable alternative future use. Further, over the course of the sublicense, milestone payments will be made to IGI as certain stages of development are reached, as well as royalty payments to IGI on sales of all sublicensed products that go to market. Certain subsequent royalty payments received by the Company under a sublicense agreement will be shared with Dr. Holick after the Company has recovered any payments previously made to Dr. Holick under the License Agreement and an amount equal to the value of the options received by Dr. Holick under the License Agreement. The Company is also negotiating with the same third party for the potential sublicensing of the PTH (7-34) technology under a similar term structure.

      In 2003, product and developmental expenses increased. Through such product development efforts, the Company gained two new customers for Novasome(R) encapsulated products. Our existing customers are beginning to incorporate Novasomes(R) into additional product lines. Genesis Pharmaceutical, Inc., a division of Pierre-Fabre, has engaged the Company in dialogue for the development of new products utilizing the patented Novasome(R) delivery system. Chattem, Inc., makers of Gold Bond and Icy Hot, is launching a new Novasome(R) based product with an advertising campaign that will be sold in mass markets and other outlets.

      Because of declining revenues with Estee Lauder, the Company is changing the way it will do business with them starting July 1, 2004. It is anticipated that Estee Lauder will be purchasing a Novasome(R) mixing machine from the Company and will pay the Company a royalty per kilo on all Novasome(R) products manufactured by Estee Lauder in-house. In 2003, Estee Lauder accounted for $1,812,000, or 51%, of total revenues. Of this amount, $767,000 was received by the Company for its contract manufacturing services for Estee Lauder non-Novasome(R) products. The Company's contract manufacturing of Estee Lauder non-Novasome(R) products is scheduled to terminate on June 30, 2004, without any future royalties or other payments to be received by the Company on any non-Novasome(R) products manufactured by Estee Lauder. In addition, during the six month period from January through June 2004, the Company shall provide Estee Lauder's contract manufacturing services at a reduced price from $3.03 to $2.00 per kilo. It is anticipated that the Company's revenue will decrease in the second half of 2004, and possibly into 2005, due to the reduction in revenues from Estee Lauder. The Company is hopeful that this new business arrangement will allow Estee Lauder to introduce IGI's Novasome(R) technology into additional products. In consideration of the foregoing, Estee Lauder agreed to release the Company from its contractual exclusivity restrictions, which will now enable the Company to sell its products in department and specialty stores. Although it is the Company's belief that this will increase business and revenue in the future, there is no guarantee that it will occur.

      IGI has instituted a program to realize the value of certain assets. IGI is investigating opportunities to either license or sell such assets, in order to generate financial resources to allow the Company to pursue new avenues of growth without the need for additional financing or dilution. The path chosen by IGI is to identify new opportunities in dermatologics, cosmetics, pharmaceuticals and nutrients for topical delivery. The Company will also seek to expand the use of its Novasome(R) encapsulation technology for flavors and fragrances, as well as fuel additives. The Company has recently entered into a Joint Development Agreement with Pure Energy Corporation ("PEC"), under which each party's financial commitment is limited to an initial sum of $10,000. The goal of the Joint Development Agreement is to develop a new class of cleaner burning alternative fuel formulations based on PEC's proprietary fuel formulations and IGI's microencapsulation technology or a new class of high performance fuel additives based on PEC's proprietary fuel additives and IGI's microencapsulation technology. Stephen J. Morris, a Director and a major shareholder of the Company, is the sole shareholder of PEC and a member of the PEC Board of Directors.

      In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize their patented technology for an electroless nickel boride metal finishing process. This will be a new venture for the Company and will require an initial capital expenditures of approximately $500,000 in order to set up the operations and commits the Company to purchase a minimum of $25,000 of raw materials from UCT in the first year of the license, $75,000 during the second year and $150,000 during the third and subsequent years. The Company will also be required to hire at least one new employee to oversee the facility operations at a estimated cost of $60,000 per year. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI shareholder, has personally invested $250,000 in UCT, which represents less than a 1% ownership interest by Mr. Gerardi in UCT. The Company believes there is the possibility of revenue and profit growth using this application, but there is no guarantee that it will materialize.

      In March 2004, the Company was notified by J&J that they had made an error in the calculation of the royalty due to the Company for 2003. The royalty is based on the sale of products that J&J makes using the Company's Novasome(R) technology. J&J incorrectly included sales during the first three quarters of 2003 which were not made with the Novasome(R) technology. The 2003 quarterly results have been restated for the impact of the adjustment.

      In April 2004, the Company's Vice President of Business Development will be leaving the Company. The Company does not plan on filling this position or hiring an internal sales force. Subsequent to April 2004, the Company plans to use independent brokers or agents to seek out new potential customers solely on commission payment basis.

Results of Operations

      2003 Compared to 2002

      The Company had a net loss of $322,000 or $(.03) per share, in 2003 compared to net income attributable to common stockholders of $8,647,000, or $.76 per share, in 2002. The majority of the change from 2002 to 2003 is the result of the gain on the sale of the Companion Pet Products division in 2002.

      Total revenues for 2003 were $3,557,000, which represented a decrease of $807,000, or 18%, from revenues of $4,364,000 in 2002. The decreased revenues were due mainly to lower product sales. Licensing and royalty income of $656,000 in 2003 decreased by $195,000 compared to 2002, primarily as a result of decreased licensing revenues from Johnson & Johnson offset by royalty revenue from Estee Lauder. Licensing revenues from Johnson & Johnson are based on their sales. A significant portion of the Company's product sales are attributable to a single customer. In addition, licensing and royalty income is primarily generated from arrangements with two customers.

      Product sales of $2,901,000 in 2003 decreased $612,000, or 17%, compared to 2002 due mainly to lower product sales to Estee Lauder, the Company's major customer, but were partially offset by higher sales to Genesis, Vetoquinol USA and new customers. Vetoquinol became a new customer for the Company in 2002 as a result of the sale of the Companion Pet Products division. The Company continues to manufacture several of the pet care shampoos and lotions for Vetoquinol.

      Cost of sales decreased by $33,000, or 2%, in 2003 as compared to 2002. As a percentage of product sales, cost of sales increased from 39% in 2002 to 46% in 2003. The decrease in gross profit from 61% in 2002 to 54% in 2003 was the result of the change in mix to lower gross profit products sold and underabsorbed fixed costs.

      Selling, general and administrative expenses increased by $64,000, or 3%, from $2,358,000 in 2002 to $2,422,000 in 2003. These expenses were 54%
of revenues for 2002 compared to 68% in 2003. The increase is primarily due to a $202,000 charge in the second quarter of 2003 for the cost of benefits provided by the Company under a severance package to one of the Company's executives, offset by a decline in salary expense due to staff reductions after the sale of the Companion Pet Products division.

      Product development and research expenses increased by $213,000 in 2003, or 39%, compared to 2002. The increase is a result of additional projects that are being worked on for existing and potential new customers and the $50,000 payment made to Dr. Holick related to the licensing of the PTH and Glycoside Technologies.

      Interest income (expense), net went from interest expense, net of $283,000 in 2002 to interest income, net of $7,000 in 2003. The change is due to lower interest rates and the pay down of the Company's debt on May 31, 2002 using the proceeds from the sale of the Companion Pet Products division.

      The loss on the early extinguishment of debt of $2,654,000 in 2002 related to the write off of the deferred financing costs and the unamortized debt discount under the Subordinated Debt Agreement in connection with the repayment of the Senior Debt and the Subordinated Debt.

      The tax benefit of $208,000 in 2003 was a result of the sale of a portion of the Company's state operating loss carryforwards in exchange for proceeds of $224,000, offset by the current year's state tax expense of $16,000. Tax expense in 2002 was a result of a New Jersey change in the tax law in July 2002 that was retroactive to January 1, 2002. The change suspended the use of net operating losses for a two year period. Therefore, the gain from the sale of the Companion Pet Products division could not be offset against prior net operating losses, resulting in tax expense for 2002. The effect of this change was required to be reflected as a component of continuing operations. The Company sold some of its state operating loss carryforwards in exchange for proceeds of $249,000 in 2002. The 2002 proceeds partially offset the effect of the tax law change.

      The $435,000 of income from discontinued operations in 2003 consisted of a $169,000 insurance settlement, net of legal costs, received for damages incurred by the Company as a result of the heating oil leak at the Company's Companion Pet Products site and a $288,000 gain on the sale of the Company's Companion Pet Products facility offset by $15,000 of regulatory expenses and $7,000 of other expenses. In 2002, discontinued operations consisted of the gain on the sale of the Companion Pet Products division and the loss from operations of that division.

      2002 Compared to 2001

      The Company had net income attributable to common stockholders of $8,647,000, or $.76 per share, in 2002 compared to a net loss attributable to common stockholders of $1,693,000, or $(.15) per share, in 2001. The majority of the change from 2002 to 2001 was the result of the gain on the sale of the Companion Pet Products division net of the loss from the early extinguishment of debt.

      Total revenues for 2002 were $4,364,000, which represented an increase of $70,000, or 2%, from revenues of $4,294,000 in 2001. The increased revenues were due to product sales to a new customer, Vetoquinol USA, offset by lower licensing revenues. Licensing and royalty income of $851,000 in 2002 decreased by $215,000 compared to 2001, primarily as a result of decreased licensing revenues from Johnson & Johnson. Licensing revenues from Johnson & Johnson are based on their sales. A significant portion of the Company's product sales are attributable to a single customer. In addition, licensing and royalty income is primarily generated from arrangements with two customers.

      Product sales of $3,513,000 in 2002 increased $285,000, or 9%, compared to 2001 as a result of sales of our pet care products to Vetoquinol USA. Vetoquinol became a new customer for the Company as a result of the sale of the Companion Pet Products division. The Company continues to manufacture several of the pet care shampoos and lotions for Vetoquinol.

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

      Selling, general and administrative expenses decreased by $435,000, or 16%, from $2,793,000 in 2001 to $2,358,000 in 2002. These expenses were 65%
of revenues for 2001 compared to 54% in 2002. Overall, expenses decreased due to staff reductions after the sale of the Companion Pet Products division, reductions in accounting fees and bank charges and from the forgiveness of penalties from a New Jersey Sales Tax Assessment, which was waived due to an amnesty program.

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

      The loss on the early extinguishment of debt of $2,654,000 in 2002 related to the write off of the deferred financing costs and the unamortized debt discount under the Subordinated Debt Agreement in connection with the repayment of the Senior Debt and the Subordinated Debt.

      Tax expense in 2002 was a result of a New Jersey change in the tax law in July 2002 that was retroactive to January 1, 2002. The change suspended the use of net operating losses for a two year period. Therefore, the gain from the sale of the Companion Pet Products division could not be offset against prior net operating losses, resulting in tax expense for 2002. The effect of this change was required to be reflected as a component of continuing operations. The Company sold some of its state operating loss carryforwards in exchange for proceeds of $249,000 and $289,000 in 2002 and 2001, respectively. The 2002 proceeds partially offset the effect of the tax law change.

      Discontinued operations for 2002 consisted of the gain on the sale of the Companion Pet Products division and the loss from operations of that division. In 2001, discontinued operations consisted of the remaining gain from the sale of the Vineland division and the loss from operations from the Companion Pet Products division.

Liquidity and Capital Resources

      The Company's operating activities used $468,000 of cash during 2003, compared to $724,000 used in 2002. In addition to the loss from operations offset by the gain on the sale of the Companion Pet Products facility, payments for environmental remediation costs were the other major use of cash in 2003. In 2002, proceeds from the sale of the Companion Pet Products division were utilized to pay down accounts payable and accrued expenses.

      The Company used $452,000 of cash in 2003 for investing activities compared to $15,925,000 provided in 2002. The majority of the 2003 investing activities were for the purchase of marketable securities, computers, and machinery and equipment, offset by proceeds from the sale of the Companion Pet Products facility. In 2002, the activity primarily was cash generated from the sale of the Companion Pet Products division and a former corporate office building.

      The Company's financing activities utilized $258,000 of cash in 2003 compared to $13,212,000 used in 2002. The cash utilized in 2003 was primarily for the purchase of Company stock as part of a stock buy-back program, which was authorized in December 2002, and the pay off of the EDA loan upon the sale of the Companion Pet Products facility. In 2002, cash was utilized to payoff the Fleet Capital Corporation and American Capital Strategies debt, using the proceeds from the sale of the Companion Pet Products division, and the purchase of treasury shares.

      The Company's principal sources of liquidity are cash flows from operations, cash and cash equivalents and marketable securities. Management believes that existing cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to meet the Company's foreseeable cash needs for at least the next year. In addition, two shareholders of the Company have agreed to loan the Company up to $500,000 each, if necessary, to fund the Company's deficit through March 31, 2005. There may be acquisition and other growth opportunities, however, that require additional external financing. Management may, from time to time, seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such additional financings will be available or available on terms acceptable to the Company.

      The total committed contracts that will affect cash over the next five years and beyond are as follows:

                       Expected Cash Payments By Year
                       ------------------------------
                               (in thousands)


                                                               2008 and
Contractual Commitments        2004    2005    2006    2007     beyond     Total
-----------------------        ----    ----    ----    ----    --------    -----

Operating lease obligations    $43     $27     $10     $ -        $ -       $80

      Based upon the License Agreement that the Company entered into with Dr. Holick on December 24, 2003, the Company paid him a non-refundable advance fee of $50,000 and certain development and oversight expenses. Upon the execution of a sublicense agreement, the Company will pay Dr. Holick $236,000. In addition, the Company is obligated to issue 300,000 options to Dr. Holick, provided that he has not terminated the License Agreement pursuant to the 180 day provision within the License Agreement. Certain subsequent royalty payments received by the Company under a sublicense agreement will be shared with Dr. Holick after the Company has recovered any payments previously made to Dr. Holick under the License Agreement and an amount equal to the value of the options received by Dr. Holick under his License Agreement. The $50,000 payment was expensed because the PTH and Glycoside Technologies are in a preliminary development phase and do not have any readily determinable alternative future use. The $236,000 cash payment called for by the License Agreement will be expensed upon the signing of a sublicense agreement. The other consideration called for under the License Agreement (i.e., amounts advanced for the prosecution and oversight of any intellectual property rights related to the licensed technologies and the value ascribed to the stock options) will be expensed once the 180-day provision is rendered inoperative.

      In February 2004, the Company signed a license agreement with UCT to utilize their patented technology for an electroless nickel boride metal finishing process. This will be a new venture for the Company and will require an initial capital expenditures of approximately $500,000 in order to set up the operations and commits the Company to purchase a minimum of $25,000 of raw materials from UCT in the first year of the license, $75,000 during the second year and $150,000 during the third and subsequent years.

      The Company has an option, which is exercisable in 2005, to extend its exclusive license for the use of the Technologies in the IGI Field for an additional ten-year term in exchange for a $1,000,000 cash payment.

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

Revision of Current Contract with Estee Lauder
----------------------------------------------

      Currently, the Company manufactures Novasome(R) products and contract manufacturing products for Estee Lauder using the raw materials supplied by Estee Lauder. The Company is currently renegotiating its agreement with Estee Lauder. The Company anticipates that the revised agreement will end all contract manufacturing. The Company also anticipates that it will sell a Novasome(R) mixing machine to Estee Lauder who will produce Novasome(R) products in house and will pay the Company a royalty on the volume produced. In addition, Estee Lauder will remove the exclusivity clause which will allow the Company to sell its products in department and specialty stores. Although it is the Company's belief that this will increase business and revenue in the future, there is no guarantee that it will occur.

Licensing Agreement with Universal Chemical Technologies, Inc.
--------------------------------------------------------------

      In February 2004, the Company signed a license agreement with UCT to utilize their patented technology for an electroless nickel boride metal finishing process. This will be a new venture for the Company and will require significant capital expenditures in the Company's existing manufacturing facility to set up the operations. The Company is also obligated to purchase a minimum level of raw materials from UCT during the license term. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. The Company believes there is the possibility of major revenue and profit growth using this application, but there is no guarantee that it will materialize.

American Stock Exchange (AMEX) Continuing Listing Standards
-----------------------------------------------------------

      On March 28, 2002, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and net income for 2002 and a minimum of $4,000,000 in stockholders' equity by December 31, 2002 in order to remain listed.

      On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The Company was subject to periodic review by the AMEX staff during the extension period. Based on the Company's reported results for 2002, the Company was not in compliance with the AMEX listing standards for income from continuing operations. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. Based on the Company's 2003 year-end results, the Company is not in compliance with the AMEX requirement for reporting income from continuing operations and net income for the year ended December 31, 2003. As of the date of the filing of the Form 10-K, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

Recent Pronouncements

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. The Company's loss from early extinguishment of debt realized in the second quarter of 2002 has been presented within continuing operations, rather than presented as an extraordinary item, in accordance with SFAS No. 145.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002, and did not have an impact on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are presented herein.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149, effective July 1, 2003, did not have an impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS No. 150, effective June 1, 2003, did not have an impact on the Company's results of operations or financial position.

Critical Accounting Policies

      In December 2001, the SEC issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Environmental Remediation Liability
-----------------------------------

      On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. In December 2002, a further update was performed and the final estimated costs were increased to $620,000, of which $102,000 remains accrued as of December 31, 2003. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the future clean up and remediation of the environmental contamination. There is a possibility, however, that the future cleanup and remediation costs may exceed the Company's estimates.

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

Deferred Tax Valuation Allowance
--------------------------------

      Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company's statement of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As a result, the Company concluded that it was more likely than not that it will be unable to realize the gross deferred tax assets in the foreseeable future and established a valuation reserve for all such deferred tax assets.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices and interest rates. The Company is exposed to market risk because of changes in interest rates and changes in the fair market value of its marketable securities portfolio.

      The Company does not use derivative instruments in its marketable securities portfolio. The Company classifies its investments in its marketable securities portfolio as available-for-sale and records them at fair value. The securities unrealized holding gains and losses are excluded from income and are recorded directly to stockholders' equity in accumulated other comprehensive income. Changes in interest rates are not expected to have an adverse effect on the Company's financial condition or results of operations.

Item 8.     Financial Statements and Supplementary Data

      The consolidated financial statements and notes thereto listed in the accompanying index to financial statements (Item 15) are filed as part of this Annual Report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a.    Controls and Procedures

      Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries.

      The Company's management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met and, as set forth above, the Company's management has concluded, based on their evaluation as of the end of the period, that the Company's disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of the disclosure control system were met.

      There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  Part III

Item 10.    Directors and Executive Officers of the Registrant

      A portion of the information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") under the captions "PROPOSAL 1 - Election of Directors - Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which are incorporated herein by this reference. Officers are elected on an annual basis and serve at the discretion of the Board of Directors. The Company expects to file the 2004 Proxy Statement no later than April 29, 2004.

      The Company has adopted a code of ethics that applies to all Directors, Officers and employees of the Company and its subsidiaries. The Company's code of ethics is available at its web site at www.askigi.com and is attached as an exhibit herein.

Item 11.    Executive Compensation

      The information required by this item is contained in the Company's 2004 Proxy Statement under the captions "EXECUTIVE COMPENSATION,"
"Compensation Committee Interlocks and Insider Participation," and "Director Compensation and Stock Options" and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is contained in the Company's 2004 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions

      The information required by this item is contained in the Company's 2004 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

      The information required by this item is contained in the Company's 2004 Proxy Statement under the caption "Principal Accountant Fees and Services" and is incorporated herein by this reference.

                                   Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)   Financial Statements:

            Independent Auditors' Report

            Consolidated Balance Sheets, December 31, 2003 and 2002

            Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001

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

(b)         Report on Form 8-K:

            A report on Form 8-K was furnished on November 12, 2003, reporting the press release announcing the Company's third quarter 2003 results.

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 14, 2004                   IGI, Inc.

                                       By: /s/Frank Gerardi
                                           ----------------------------
                                           Frank Gerardi
                                           Chairman and Chief Executive
                                           Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.


Signatures               Title                             Date
----------               -----                             ----

/s/Frank Gerardi         Chairman and Chief Executive     April 14, 2004
---------------------      Officer
Frank Gerardi

/s/Domenic N. Golato     Senior Vice President,           April 14, 2004
---------------------    Chief Financial Officer
Domenic N. Golato        (Principal financial officer)

/s/Stephen J. Morris     Director                         April 14, 2004
--------------------
Stephen J. Morris

/s/Terrence O'Donnell    Director                         April 14, 2004
---------------------
 Terrence O'Donnell

/s/Donald W. Joseph      Director                         April 14, 2004
---------------------
Donald W. Joseph

                        INDEPENDENT AUDITORS' REPORT



The Board of Directors
IGI, Inc.:


We have audited the accompanying consolidated balance sheets of IGI, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the three years ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGI, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, relating to the classification of losses from the extinguishment of debt in 2003.

                                       KPMG LLP


Philadelphia, Pennsylvania
April 7, 2004

                         IGI, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2003 and 2002
           (in thousands, except share and per share information)


                                                                   2003         2002
                                                                   ----         ----

ASSETS
Current assets:
  Cash and cash equivalents                                      $    821     $  1,999
  Restricted cash                                                      50            -
  Marketable securities                                               800            -
  Accounts receivable, less allowance for doubtful accounts
   of $16 and $35 in 2003 and 2002, respectively                      350          460
  Licensing and royalty income receivable                              17          166
  Inventories                                                         192          209
  Prepaid expenses and other current assets                           133          146
                                                                 --------     --------
      Total current assets                                          2,363        2,980
Property, plant and equipment, net                                  2,607        2,862
Other assets                                                           54           87
                                                                 --------     --------
      Total assets                                               $  5,024     $  5,929
                                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                              $      -     $     18
  Accounts payable                                                    105          115
  Accrued payroll                                                      75           71
  Other accrued expenses                                              301          551
  Income taxes payable                                                  7           16
  Deferred income                                                     165          145
                                                                 --------     --------
      Total current liabilities                                       653          916
Deferred income                                                       205          340
Long-term debt                                                          -          164
                                                                 --------     --------
      Total liabilities                                               858        1,420
                                                                 --------     --------

Commitments and contingencies (Notes 14 and 15)

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares authorized;
   13,351,237 and 13,262,657 shares issued in 2003 and 2002,
   respectively                                                       134          133
  Additional paid-in capital                                       23,702       23,644
  Accumulated deficit                                             (18,275)     (17,953)
  Less treasury stock, 1,965,740 and 1,878,640 shares at cost
   in 2003 and 2002, respectively                                  (1,395)      (1,315)
                                                                 --------     --------
    Total stockholders' equity                                      4,166        4,509
                                                                 --------     --------
      Total liabilities and stockholders' equity                 $  5,024     $  5,929
                                                                 ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
            for the years ended December 31, 2003, 2002 and 2001
           (in thousands, except share and per share information)


                                                            2003           2002           2001
                                                            ----           ----           ----

Revenues:
  Sales, net                                             $    2,901     $    3,513     $    3,228
  Licensing and royalty income                                  656            851          1,066
                                                         ----------     ----------     ----------
      Total revenues                                          3,557          4,364          4,294

Cost and Expenses:
  Cost of sales                                               1,345          1,378          1,112
  Selling, general and administrative expenses                2,422          2,358          2,793
  Product development and research expenses                     762            549            536
  Non-recurring charges                                           -              -            605
                                                         ----------     ----------     ----------
Operating profit (loss)                                        (972)            79           (752)
Interest income (expense), net                                    7           (283)          (822)
Other income, net                                                 -             58              -
Loss on early extinguishment of debt                              -         (2,654)             -
                                                         ----------     ----------     ----------

Loss from continuing operations before provision
 (benefit) for income taxes                                    (965)        (2,800)        (1,574)
Provision (benefit) for income taxes                           (208)           330           (271)
                                                         ----------     ----------     ----------

Loss from continuing operations                                (757)        (3,130)        (1,303)

Discontinued operations:
  Loss from operations of discontinued businesses                 -           (523)          (720)
  Gain on disposal of discontinued businesses                   435         12,433            283
                                                         ----------     ----------     ----------
Net income (loss)                                              (322)         8,780         (1,740)
Mark to market for detachable stock warrants                      -           (133)            47
                                                         ----------     ----------     ----------
Net income (loss) attributable to common stockholders    $     (322)    $    8,647     $   (1,693)
                                                         ==========     ==========     ==========

Basic and Diluted Earnings (Loss) Per Common Share
  Continued operations                                   $     (.07)    $     (.28)    $     (.11)
  Discontinued operations                                       .04           1.04           (.04)
                                                         ----------     ----------     ----------
  Net income (loss) per share                            $     (.03)    $      .76     $     (.15)
                                                         ==========     ==========     ==========

Weighted average of common stock outstanding
  Basic and diluted                                      11,373,952     11,429,978     10,956,553
                                                         ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the years ended December 31, 2003, 2002 and 2001
                               (in thousands)


                                                                          2003        2002         2001
                                                                          ----        ----         ----

Cash flows from operating activities:
  Net income (loss)                                                     $  (322)    $  8,780     $ (1,740)
  Reconciliation of net income (loss) to net cash provided
   by (used in) operating activities:
    Gain on disposal of discontinued operations                            (435)     (12,433)        (283)
    Proceeds from insurance settlement, net of expenses
     related to discontinued operations                                     147            -            -
    Depreciation and amortization                                           269          306          284
    Amortization of deferred financing costs and debt discount                -          275          577
    Loss on early extinguishment of debt                                      -        2,654            -
    Impairment of property, plant and equipment                               -          630          605
    Gain on sale of marketable securities                                     -          (58)           -
    Provision for accounts and notes receivable and inventories              11           23          142
    Recognition of deferred income                                         (135)        (135)        (135)
    Interest expense related to subordinated note agreement                   -           41          180
    Stock based compensation expense                                         55           48           79
  Changes in operating assets and liabilities:
    Restricted cash                                                         (50)           -          102
    Accounts receivable                                                     128         (177)         293
    Inventories                                                               8         (140)         (19)
    Licensing and royalty income receivable                                 149           89          158
    Prepaid expenses and other assets                                         6           12           15
    Accounts payable and accrued expenses                                  (290)        (986)      (1,190)
    Deferred income                                                           -            -          535
    Income taxes payable                                                     (9)           4           (3)
    Discontinued operations - working capital changes and
     non-cash charges                                                         -          343          577
                                                                        -------     --------     --------
Net cash provided by (used in) operating activities                        (468)        (724)         177
                                                                        -------     --------     --------

Cash flows from investing activities:
  Capital expenditures                                                      (99)        (104)         (63)
  Proceeds from sale of property, plant and equipment                       450          550            -
  Increase in other assets                                                   (3)         (33)          (5)
  Proceeds from sale of marketable securities                                 -           58            -
  Purchase of marketable securities                                        (800)           -            -
  Discontinued operations - other investing activities                        -           (8)        (137)
  Proceeds from sale of discontinued operations,
   net of direct costs                                                        -       15,462          237
                                                                        -------     --------     --------
Net cash provided by (used in) investing activities                        (452)      15,925           32
                                                                        -------     --------     --------

Cash flows from financing activities:
  Borrowings under revolving credit agreement                                 -        5,958       18,787
  Repayment of revolving credit agreement                                     -       (8,284)     (18,862)
  Repayment of debt                                                           -       (9,516)        (517)
  Payment of deferred financing costs                                         -         (273)           -
  Repayment of EDA loan                                                    (227)         (15)           -
  Borrowings under EDA loan                                                  45          197            -
  Proceeds from issuance of stock under stock subscription agreement          -            -          250
  Proceeds from exercise of common stock options
   and purchase of common stock                                               4           36           74
  Purchase of treasury shares                                               (80)      (1,315)           -
                                                                        -------     --------     --------
Net cash used in financing activities                                      (258)     (13,212)        (268)
                                                                        -------     --------     --------
Net increase (decrease) in cash and cash equivalents                     (1,178)       1,989          (59)
Cash and cash equivalents at beginning of year                            1,999           10           69
                                                                        -------     --------     --------
Cash and cash equivalents at end of year                                $   821     $  1,999     $     10
                                                                        =======     ========     ========

Supplemental cash flow information:
  Cash payments for interest                                            $    10     $    507     $    968
  Cash payment (receipt) for taxes                                         (199)         328         (268)

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            for the years ended December 31, 2003, 2002 and 2001
                  (in thousands, except share information)


                                                   Common Stock        Additional                                    Total
                                               --------------------     Paid-In      Accumulated    Treasury     Stockholders'
                                                 Shares      Amount     Capital        Deficit       Stock      Equity (Deficit)
                                                 ------      ------    ----------    -----------    --------    ----------------

Balance, January 1, 2001                       10,343,073     $104      $22,714       $(24,993)     $  (894)        $(3,069)

Issuance of stock pursuant to Directors'
 Stock Plan                                       129,989        1           78                                          79
Settlement of amounts due to former officer
 in lieu of cash                                  125,625        1          128                                         129
Issuance of stock to 401(k) plan                                           (849)                        894              45
Stock options exercised                            80,000        1           39                                          40
Employee stock purchase plan                       65,033                    34                                          34
Adjustment of detachable stock warrants                                      47                                          47
Issuance of stock pursuant to stock
 subscription agreement                           500,000        5          245                                         250
Net loss                                                                                (1,740)                      (1,740)
                                               ----------     ----      -------       --------      -------         -------
Balance, December 31, 2001                     11,243,720      112       22,436        (26,733)           -          (4,185)

Issuance of stock pursuant to Directors'
 Stock Plan                                        70,322        1           47                                          48
Stock options exercised                            39,000        1           20                                          21
Employee stock purchase plan                       30,975                    15                                          15
Adjustment of detachable stock warrants                                    (133)                                       (133)
Detachable stock warrant exercised              1,878,640       19        1,259                                       1,278
Buyback of stock                                                                                     (1,315)         (1,315)
Net income                                                                               8,780                        8,780
                                               ----------     ----      -------       --------      -------         -------
Balance, December 31, 2002                     13,262,657      133       23,644        (17,953)      (1,315)          4,509

Issuance of stock pursuant to Directors'
 Stock Plan                                        79,327        1           54                                          55
Employee stock purchase plan                        9,253                     4                                           4
Buyback of stock                                                                                        (80)            (80)
Net loss                                                                                  (322)                        (322)
                                               ----------     ----      -------       --------      -------         -------
Balance, December 31, 2003                     13,351,237     $134      $23,702       $(18,275)     $(1,395)        $ 4,166
                                               ==========     ====      =======       ========      =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      Nature of the Business

      IGI, Inc. ("IGI" or the "Company") is engaged in the production and marketing of cosmetics and skin care products. During 2000, the Company sold its Vineland division, which produced and marketed poultry vaccines and related products. During 2002, the Company sold its Companion Pet Products division, which manufactured and sold companion pet care products.

      IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome(R) microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies.

      Estee Lauder, a significant customer, accounted for $1,812,000 or 51% of 2003 revenues, $2,629,000 or 60% of 2002 revenues and $2,725,000 or 63%
of 2001 revenues. It is anticipated that Estee Lauder will be purchasing a Novasome(R) mixing machine from the Company in 2004 and will pay the Company a royalty per kilo on all Novasome(R) products manufactured by Estee Lauder in-house. The Company's contract manufacturing of Estee Lauder non-Novasome(R) products, which accounted for $767,000 of the above revenues in 2003, is scheduled to terminate on June 30, 2004, without any future royalties or other payments to be received by the Company on any non-Novasome(R) products manufactured by Estee Lauder. In addition, during the six month period from January through June 2004, the Company will provide Estee Lauder's contract manufacturing services at a reduced price of $2.00 per kilo, as compared to the prior rate of $3.03 per kilo. Johnson & Johnson, a significant customer, accounted for $488,000 or 14% of 2003 revenues, $714,000 or 16% of 2002 revenues and $856,000 or 20% of 2001 revenues.

      Principles of Consolidation

      The consolidated financial statements include the accounts of IGI, Inc. and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Cash Equivalents

      Cash equivalents consist of short-term investments which have maturities of 90 days or less at the date of purchase.

      Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable. The Company limits credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with one high credit quality financial institution. The Company records an allowance for doubtful accounts, reducing its accounts receivable balance to an amount the Company estimates is collectible from its customers.

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

      Long-Lived Assets

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

      Accounting for Environmental Costs

      Accruals for environmental remediation are recorded when it is probable a liability has been incurred and costs are reasonably estimable. The estimated liabilities are recorded at undiscounted amounts.
Environmental insurance recoveries are included in the statement of operations in the year in which the issue is resolved through settlement or other appropriate legal process.

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

      Financial Instruments

      The Company's financial instruments include cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximates their fair value based on their short duration.

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

      Stock-Based Compensation

      Compensation costs attributable to stock option and similar plans are recognized based on the difference, if any, between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method). No stock-based employee compensation cost is reflected in net income (loss) for options that have been granted, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Since the Company uses the intrinsic value method, it makes pro forma disclosures of net income (loss) and net income (loss) per share as if the fair-value based method of accounting had been applied.

      If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) attributable to common stockholders and net income (loss) per share would have changed to the pro forma amounts indicated below:


                                             2003             2002                2001
                                             ----             ----                ----
                                            (in thousands, except per share information)

Net income (loss) attributable to common
 stockholders - as reported                 $(322)           $8,647             $(1,693)
  Deduct: Total stock-based employee
   compensation expense determined
   under the fair value based method         (129)             (496)               (453)
                                            -----            ------             -------
Net income (loss) attributable to
 common stockholders - pro forma            $(451)           $8,151             $(2,146)
                                            =====            ======             =======
Income (loss) per share - as reported
 Basic and diluted                          $(.03)           $  .76             $  (.15)
                                            =====            ======             =======
Income (loss) per share - pro forma
 Basic and diluted                          $(.04)           $  .71             $  (.20)
                                            =====            ======             =======

      The pro forma information has been determined as if the Company had accounted for its employee and director stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001:


              Assumptions                2003             2002             2001
              -----------                ----             ----             ----

      Dividend yield                            0%               0%               0%
      Risk free interest rate        2.89% - 3.62%    3.53% - 4.97%    4.45% - 5.30%
      Estimated volatility factor             176%             176%             217%
      Expected life                        7 years          7 years          7 years

      Product Development and Research

      The Company's research and development costs are expensed as incurred.

      Net Income (Loss) per Common Share

      Basic net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the Company's net loss from continuing operations for the years ended December 31, 2003, 2002 and 2001, the effect of the Company's potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of common shares outstanding and net income (loss) per common share are the same. Potentially dilutive common stock equivalents which were excluded from the net income (loss) per share calculations due to their anti-dilutive effect amounted to 2,550,000 for 2003, 2,852,000 for 2002 and 4,880,543 for 2001.

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

      Reclassifications

      Certain previously reported amounts have been reclassified to conform with the current year presentation.

      Recent Pronouncements

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. The Company's loss from early extinguishment of debt realized in the second quarter of 2002 has been presented within continuing operations, rather than presented as an extraordinary item, in accordance with SFAS No. 145.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002, and did not have an impact on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.

123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are presented herein.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149, effective July 1, 2003, did not have an impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS No. 150, effective June 1, 2003, did not have an impact on the Company's results of operations or financial position.

2.    Liquidity

      The Company's principal sources of liquidity are cash, cash equivalents and marketable securities of approximately $1,621,000 and cash from operations. Management believes that existing cash, cash equivalents, marketable securities and cash flows from operations will be sufficient to meet the Company's foreseeable cash needs for at least the next year. In addition, two shareholders of the Company have agreed to loan the Company up to $500,000 each, if necessary, to fund the Company's deficit through March 31, 2005. There may be acquisition and other growth opportunities, however, that require additional external financing. Management may, from time to time, seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurance that such additional financings will be available or available on terms acceptable to the Company.

3.    Marketable Securities

      Marketable securities at December 31, 2003 consist of an investment in a short term bond mutual fund. The Company currently classifies all marketable securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from operations and shown separately as a component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

      The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale marketable securities as of December 31, 2003 are as follows (amounts in thousands):


                                     Gross         Gross
                      Amortized    Unrealized    Unrealized    Fair
                         Cost        Gains         Losses      Value
                      ---------    ----------    ----------    -----

      Mutual funds       $800          $ -           $ -       $800

      There were $0 and $58,000 of sales of available-for-sale marketable securities during the years ended December 31, 2003 and 2002, respectively.

4.    Discontinued Operations

      On September 15, 2000, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division, which produced and marketed poultry vaccines and related products. The Company's results reflect a $283,000 gain on the sale of the Vineland division for the year ended December 31, 2001.

      On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The buyer assumed liabilities of approximately $986,000, and paid the Company cash in the amount of $16,254,000. The Company's results reflect a $12,433,000 gain on the sale of the Companion Pet Products division for the year ended December 31, 2002. The gain is net of direct costs incurred by the Company in connection with the sale and the reduction in the purchase price resulting from post-closing adjustments. For the year ended December 31, 2003, the Company had a gain on the disposal of discontinued operations of $435,000 which primarily consisted of a net gain of $169,000 for an insurance settlement, net of legal costs, for damages incurred by the Company as a result of a heating oil leak at the Companion Pet Products manufacturing site and a net gain of $288,000 on the sale of the former Companion Pet Products manufacturing site land and building on December 18, 2003. The Companion Pet Products division incurred losses of $523,000 and $720,000 in the years ended December 31, 2002 and 2001, respectively. The results for the year ended December 31, 2002 included an impairment charge of $630,000 related to the Companion Pet Products warehouse. Upon the sale of the Companion Pet Products division, the Company paid all of its debt and interest owed to Fleet Capital Corporation ("Fleet") and American Capital Strategies, Ltd. ("ACS"). As a result, the Company incurred a $2,654,000 loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

      During 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility of $991,000 offset by a grant from the State of New Jersey for $81,000, for a net charge of $910,000. The Company applied to the New Jersey Economic Development Authority (NJEDA) and the New Jersey Department of Environmental Protection for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded an $81,000 grant and a $246,000 loan. The $81,000 grant was received in the third quarter of 2001. The loan, which required monthly principal payments, had a term of ten years at a rate of interest of 5%. The Company received funding of $45,000 and $182,000 from the loan during 2003 and 2002, respectively. On December 18, 2003, the loan was paid in full upon the sale of the Companion Pet Products facility, which had served as the collateral for the loan.

      The activity related to the environmental clean up costs is as follows (amounts in thousands):


                                 Net accrual at         Cash           Net accrual at
Description                    December 31, 2002    expenditures     December 31, 2003
-----------                    -----------------    ------------     -----------------

Environmental cleanup costs          $329              $(227)               $102
                                     ====              =====                ====

5.    Non-recurring Charges

      During September 2001, the Company committed to a plan of sale for its corporate office building. An impairment charge of $605,000 was recorded in the third quarter of 2001 to reflect the difference between the selling price, less related selling costs, and the net book value of the building. The Company sold the building during February 2002.

6.    Supply and Sublicensing Agreements

      In February 2001, the Company signed a new manufacturing and supply agreement and an assignment of trademark agreement for the WellSkinTM line of skin care products with Genesis Pharmaceutical, Inc. The manufacturing and supply agreement expires on December 13, 2005 and contains two ten-year renewal options. The Company received a lump sum payment of $525,000 for the assignment of the trademark, which is being recognized ratably over the term of the arrangement. The Company recognized $105,000 of income related to this agreement in each of the years ended December 31, 2003, 2002 and 2001.

      The Company entered into a sublicense agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a sublicense to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $488,000, $714,000 and $856,000 of royalty income related to this agreement for the years ended December 31, 2003, 2002 and 2001, respectively.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide rights for the use of the Novasome(R) technology for certain products and distribution channels. The agreement provided for JJM to pay the Company $300,000 as well as future royalty payments based on JJM's sales of sublicensed products. The Company recognized $35,000, $32,000 and $105,000 of royalty income in 2003, 2002 and 2001, respectively, related to the agreement. In March of 2002, the agreement between the Company and JJM was amended stating that JJM is no longer required to make minimum payments and the license has been converted to a non-exclusive worldwide license with the exception of Japan, which will remain exclusive. If the amount of royalties paid by JJM equals or exceeds $200,000 in any year, the following calendar year will become an exclusive worldwide agreement and will remain so until royalties fall below that amount.

      In July 2001, the Company entered into a Research, Development and Manufacturing Agreement with Apollo Pharmaceutical (Canada), Inc. ("Apollo"), previously known as Prime Pharmaceutical Corporation. The purpose of the agreement was to develop a facial lotion, a facial creme and scalp application for the treatment of psoriasis. The project has been completed in stages with amounts being paid to the Company with the successful completion of each stage. In addition, the Company has agreed to rebate $3.60 per kilogram for the first 12,500 kilograms of product manufactured for and sold to Apollo. The Company recognized $40,000 of product sales related to this project in 2001.

      In November 2002, the Company entered into a Manufacturing Service Agreement with Desert Whale Jojoba Company, Inc. The purpose of this agreement is to develop and manufacture jojobasomes to be used as a personal care product. This project was in a developmental stage through 2002. The Company recognized $7,000 of product sales related to this project in 2003.

      In 2003, the Company received $28,000 of royalty income from Estee Lauder pursuant to the Company's agreement with Estee Lauder for various Novasome(R) vesicles skin care products produced by Estee Lauder.

7.    Supplemental Cash Flow Information

      During the years ended December 31, 2003, 2002 and 2001, the Company had the following non-cash financing and investing activities:


                                                             2003    2002     2001
                                                             ----    ----     ----
                                                                 (in thousands)

      Issuance of stock to settle amounts due to former
       officer (see Note 16)                                 $ -     $   -    $129
      Issuance of stock to 401(k) plan                         -         -      45
      Issuance of Subordinated Note for interest               -         -     205
      Mark to market adjustment on warrants                    -      (133)     47
      Issuance of stock pursuant to Directors' Stock Plan     55        48      79

8.    Inventories

      Inventories as of December 31, 2003 and 2002 consisted of:


                           2003      2002
                           ----      ----
                           (in thousands)

         Finished goods    $ 15      $ 52
         Raw materials      177       157
                           ----      ----
                           $192      $209
                           ====      ====

      The above amounts are net of reserves for obsolete and slow moving inventory of $15,000 and $10,000 as of December 31, 2003 and 2002, respectively.

9.    Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 31, 2003 and 2002 consisted of:


                                                 2003       2002
                                                 ----       ----
                                                  (in thousands)

         Land                                   $  257     $   257
         Buildings                               2,695       2,831
         Machinery and equipment                 1,600       2,359
                                                ------     -------
                                                 4,552       5,447
         Less accumulated depreciation          (1,945)     (2,585)
                                               -------     -------
         Property, plant and equipment, net    $ 2,607     $ 2,862
                                               =======     =======

      The Company recorded depreciation expense related to continuing operations of $254,000, $268,000 and $266,000 in 2003, 2002 and 2001,
respectively.

10.   Debt

      Debt as of December 31, 2003 and 2002 consisted of:


                                  2003     2002
                                  ----     ----
                                  (in thousands)

         NJEDA loan               $ -      $182
         Less: current portion      -       (18)
                                  ---      ----
         Long-term debt           $ -      $164
                                  ===      ====

      On October 29, 1999, the Company entered into a $22,000,000 senior bank credit agreement ("Senior Debt Agreement") with Fleet and a $7,000,000 subordinated debt agreement ("Subordinated Debt Agreement") with ACS. To secure all of its obligations under these agreements, the Company granted the lenders a security interest in all of the assets and properties of the Company and its subsidiaries. In connection with the Subordinated Debt Agreement, ACS received warrants to purchase 1,907,543 shares of IGI common stock at an exercise price of $.01 per share.

      On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division. Upon the sale, the Company paid all of its debt and interest owed to Fleet and ACS. As a result, the Company incurred a $2,654,000 loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

      The Company received a $246,000 loan to provide partial funding for the costs of investigating and remediating the environmental contamination discovered at the Companion Pet Products facility. The loan required monthly principal payments over a term of ten years at a rate of interest of 5%. The Company received funding of $45,000 and $182,000 under the loan during 2003 and 2002, respectively. On December 18, 2003, the loan was paid in full upon the sale of the former Companion Pet Products facility, which served as collateral for the loan.

11.   Stock Warrants

      In connection with the $7,000,000 Subordinated Debt Agreement, the Company issued warrants to purchase 1,907,543 shares of IGI common stock at an exercise price of $.01 per share to ACS.

      The warrants issued to ACS were valued at issuance date utilizing the Black-Scholes model and initially recorded as a liability, due to the presence of a put right which required the Company to repurchase the warrants or underlying common stock under certain circumstances. A corresponding debt discount of $2,842,000 was recorded at issuance. The liability was marked-to-market, based on changes in the value of the underlying common stock, with the change in market value recognized as a component of interest expense in the period of change.

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

      On June 26, 2002, the Company received notice from ACS that it was exercising the warrant. ACS opted to satisfy payment of the exercise price through the use of the cashless exercise provisions of the warrant. The Company issued 1,878,640 fully paid up shares of common stock to ACS on July 7, 2002. Based on the provisions of the make-whole feature, the fair value of the common stock was $.67 per share as of the notification date. On July 19, 2002, the Company's Board of Directors approved the purchase of the 1,878,640 shares from ACS for $.70 per share. The Company completed the purchase on July 29, 2002 for $1,315,000 and classified the shares as treasury shares.

      In February 1999, the Company granted 270,000 warrants with an exercise price of $2.00. The warrants expired on January 31, 2004.

12.   Stock Options and Common Stock

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

      In October 1998, the Company adopted the 1998 Directors Stock Plan. Under this plan, 200,000 shares of the Company's common stock are reserved for issuance to non-employee directors, in lieu of payment of directors' fees in cash. In 2002 and 2001, 70,011 and 129,989 shares of common stock were issued as consideration for directors' fees, respectively. In 2003 and 2002, the Company issued 79,318 and 311 shares of common stock as consideration for directors' fees under the 1999 Stock Incentive Plan ("1999 Plan"). The Company recognized $55,000, $48,000 and $79,000 of expense related to shares issued to directors during the years ended December 31, 2003, 2002 and 2001, respectively.

      In December 1998, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan ("ESPP"). An aggregate of 300,000 shares of common stock may be issued pursuant to the ESPP. All employees of the Company and its subsidiaries, including officers or directors who are also an employee, are eligible to participate in the ESPP. Shares under this plan are available for purchase at 85% of the fair market value of the Company's stock on the first or last day of the offering period, whichever is lower. The Company issued 9,253, 30,975 and 65,033 shares in 2003, 2002 and 2001, respectively, under the ESPP.

      In March 1999, the Company's Board of Directors approved the 1999 Plan. The 1999 Plan replaced all previously authorized stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 1,200,000 shares of common stock. In May 2002, the Company's shareholders approved an increase in the maximum amount of shares to be granted by 800,000, for a total of 2,000,000 shares available for grant. A total of 927,250 options (net of cancellations), having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant. In addition, as noted above, 79,629 stock awards have been granted under the 1999 Plan.

      In September 1999, the Company's Board of Directors approved the 1999 Director Stock Option Plan. The 1999 Director Stock Option Plan provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 675,000 shares have been approved and authorized for issuance pursuant to this plan. In May 2001, an additional 800,000 shares were approved for issuance under this plan, bringing the total to 1,475,000 available for issue under this plan. A total of 935,000 options have been granted to non-employee directors through December 31, 2003. The options granted under the 1999 Director Stock Option Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

Stock option transactions in each of the past three years under the aforementioned plans in total were:


                                            1989, 1991 and 1999 Plans
                                 ----------------------------------------------
                                                                    Weighted
                                   Shares      Price Per Share    Average Price
                                   ------      ---------------    -------------

January 1, 2001 shares
  Under option                   2,820,326      $.50 - $8.58         $2.87
  Granted                        1,002,000       .52 - .80             .70
  Exercised                        (80,000)      .50                   .50
  Cancelled                     (1,039,326)      .50 - 8.58           2.08
                                ----------
December 31, 2001 shares
  Under option                   2,703,000       .50 - 8.58           2.30
  Granted                          280,000       .53 - .70             .67
  Exercised                        (39,000)      .50 - .56             .53
  Cancelled                       (362,000)      .50 - 8.25           2.50
                                ----------
December 31, 2002 shares
  Under option                   2,582,000       .50 - 8.58           2.12
  Granted                          290,000       .55 - 1.07            .82
  Exercised                              -           -                 -
  Cancelled                       (592,000)      .52 - 7.61           1.53
                                ----------
December 31, 2003
  Under option                   2,280,000       .50 - 8.58           2.08
                                ==========
Exercisable options at:
  December 31, 2001              1,705,942                           $3.21
                                ==========                           =====
  December 31, 2002              2,454,398                           $2.19
                                ==========                           =====
  December 31, 2003              2,019,252                           $2.24
                                ==========                           =====

      The Company uses the intrinsic value method to account for stock options issued to employees and to directors. The Company uses the fair value method to account for stock options issued to consultants. No options were granted to consultants in 2002 or 2001. In 2003, 25,000 options were granted to a consultant, which vest over three years. The expense related to such options was immaterial.

      The following table summarizes information concerning outstanding and exercisable options as of December 31, 2003:


                             Options Outstanding           Options Exercisable
                     -----------------------------------   --------------------
                                   Weighted     Weighted               Weighted
                                   Average      Average                Average
   Range of          Number of    Remaining     Exercise   Number of   Exercise
Exercise Price        Options    Life (Years)    Price      Options     Price
--------------       ---------   ------------   --------   ---------   --------

$ .50 to $ .99        925,500       7.89         $ .66       758,168     $ .66
 1.00 to  1.99        753,750       6.42          1.60       662,084      1.67
 2.00 to  2.99        223,750       3.33          2.23       222,000      2.23
 3.00 to  3.99         57,000       4.09          3.66        57,000      3.66
 5.00 to  5.99        110,000       2.47          5.77       110,000      5.77
 6.00 to  6.99        100,000       2.47          6.69       100,000      6.69
 7.00 to  7.99         30,000       1.00          7.86        30,000      7.86
 8.00 to  8.58         80,000       1.33          8.46        80,000      8.46
                    ---------                              ---------

$ .50 to $8.58      2,280,000       6.04         $2.08     2,019,252     $2.24
                    =========                              =========

      In 2001, the Company issued 500,000 shares to a private investor in exchange for $250,000, pursuant to a stock subscription agreement. The value received per share approximated the quoted value of the common stock at the time of the sale.

13.   Income Taxes

      The provision (benefit) for income taxes attributable to loss from continuing operations before income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                                       2003       2002       2001
                                                       ----       ----       ----
                                                             (in thousands)

      Current tax expense (benefit):
        Federal                                       $   -      $   -      $   -
        State and local                                (208)       330       (271)
                                                      =====      =====      =====
      Total current tax expense (benefit)              (208)       330       (271)
                                                      =====      =====      =====
      Deferred tax expense
        Federal                                           -          -          -
        State and local                                   -          -          -
                                                      -----      -----      -----
      Total deferred tax expense                          -          -          -
                                                      -----      -----      -----
        Total expense (benefit) for income taxes      $(208)     $ 330      $(271)
                                                      =====      =====      =====

      During the year ended December 31, 2001, the Company sold some of its New Jersey operating loss carryforwards in exchange for net proceeds of $289,000. During the year ended December 31, 2002, the Company paid $558,000 to purchase some New Jersey operating loss carryforwards. In addition, in 2002 the Company sold some state operating loss carryforwards in exchange for proceeds of $249,000. In 2003, the Company sold some state operating loss carryforwards in exchange for proceeds of $224,000.

The provision (benefit) for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations as a result of the following:


                                                       2003       2002       2001
                                                       ----       ----       ----
                                                             (in thousands)

      Statutory benefit                               $(328)     $(952)     $(535)
      Other non-deductible expenses                      25         16         12
      State income taxes, net of valuation
       allowance                                       (137)       330       (179)
      Increase in Federal valuation allowance           234        936        431
      Other, net                                         (2)         -          -
                                                      -----      -----      -----
                                                      $(208)     $ 330      $(271)
                                                      =====      =====      =====

      Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2003 and 2002, consisted of the following:


                                                        2003          2002
                                                        ----          ----
                                                          (in thousands)

      Property, plant and equipment                   $     52      $   147
      Prepaid license agreement                            402          620
      Deferred royalty payments                            149          201
      Tax operating loss carryforwards                   5,349        4,979
      Tax credit carryforwards                             691          689
      Reserves                                               6           17
      Inventory                                             16            4
      Non-employee stock options                           177          182
      Other future deductible temporary differences         41          107
      Other future taxable temporary differences          (21)          (28)
                                                      -------       -------
                                                        6,862         6,918
      Less: valuation allowance                        (6,862)       (6,918)
                                                      -------       -------
      Deferred taxes, net                             $     -       $     -
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

      Operating loss and tax credit carryforwards for tax reporting purposes as of December 31, 2003 were as follows:


                                                                              (in thousands)

Federal:
  Operating losses (expiring through 2023)                                       $12,774
  Research tax credits (expiring through 2023)                                       573
  Alternative minimum tax credits (available without expiration)                      28
State:
  Net operating losses - New Jersey (expiring through 2012)                       16,936
  Research tax credits - New Jersey (expiring through 2010)                          109
  Alternative minimum assessment - New Jersey (available without expiration)          28

      Federal net operating loss carryforwards that expire through 2023 have significant components expiring in 2018 (14%), 2019 (15%), 2020 (52%), 2021
(9%) and 2023 (10%).

14.   Commitments and Contingencies

      The Company leases machinery and equipment under non-cancelable operating lease agreements expiring at various dates in the future. Rental expense aggregated approximately $44,000 in 2003, $70,000 in 2002 and $112,000 in 2001. Future minimum rental commitments under non-cancelable operating leases as of December 31, 2003 are as follows:


                  Year               (in thousands)
                  ----               --------------

                  2004                    $43
                  2005                     27
                  2006                     10
                  2007                      -

      The Company has an option, which is exercisable in 2005, to extend its exclusive license for the use of the Novasome(R) microencapsulation technologies in certain specific fields for an additional ten-year term in exchange for a $1,000,000 cash payment.

15.   Legal and U.S. Regulatory Proceedings

      Gallo Matter

      As previously reported by the Company in its historical filings with the Securities and Exchange Commission ("SEC"), including without limitation its Form 10-K for the year ending December 31, 1999, for most of 1997 and 1998 the Company was subject to intensive government regulatory scrutiny by the U.S. Departments of Justice, Treasury and Agriculture. In June 1997, the Company was advised by the Animal and Plant Health Inspection Service ("APHIS") of the United States Department of Agriculture ("USDA") that the Company had shipped quantities of some of its poultry vaccine products without complying with certain regulatory and record keeping requirements. The USDA subsequently issued an order that the Company stop shipment of certain of its products. Shortly thereafter, in July 1997, the Company was advised that the USDA's Office of Inspector General had commenced an investigation into possible violations of the Virus Serum Toxin Act of 1914 and alleged false statements made to APHIS. In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC.

      Based upon these events, the Board of Directors caused an immediate and thorough investigation of the facts and circumstances of the alleged violations to be undertaken by independent counsel. The Company continued to refine and strengthen its regulatory programs with the adoption of a series of compliance and enforcement policies, the addition of new managers of Production and Quality Control and a new Senior Vice President and General Counsel. At the instruction of the Board of Directors, the Company's General Counsel established and oversaw a comprehensive employee training program, designated in writing a Regulatory Compliance Officer, and established a fraud detection program, as well as an employee "hotline." The Company continued to cooperate with the USDA and SEC in all aspects of their investigation and regulatory activities. On March 13, 2002, the Company reached a settlement with the staff of the SEC to resolve matters arising with respect to the investigation of the Company. Under the settlement, the Company neither admitted nor denied that the Company violated the financial reporting and record-keeping requirements of Section 13 of the Securities and Exchange Act of 1934, as amended, for the three years ended December 31, 1997. Further, the Company agreed to the entry of an order to cease and desist from any such violation in the future. No monetary penalty was assessed.

      As a result of its internal investigation, in November 1997, the Company terminated the employment of John P. Gallo as President and Chief Operating Officer for willful misconduct. On April 21, 1998, the Company instituted a lawsuit against Mr. Gallo in the New Jersey Superior Court. The lawsuit alleged willful misconduct and malfeasance in office, as well as embezzlement and related claims (referred to as "the IGI Action"). On April 28, 1998, Mr. Gallo instituted a separate action against the Company and two of its Directors, Edward Hager, M.D. and Constantine Hampers, M.D., alleging that he had been wrongfully terminated from employment and further alleging wrongdoings by the two Directors (referred to as the "Gallo Action"). The Court subsequently ordered the consolidation of the IGI Action and the Gallo Action (collectively referred to as the "Consolidated Action").

      In response to these allegations, the Company instituted an investigation of the two Directors by an independent committee ("Independent Committee") of the Board assisted by the Company's General Counsel. The investigation included a series of interviews of the Directors, both of whom cooperated with the Company, and a review of certain records and documents. The Company also requested an interview with Mr. Gallo who, through his counsel, declined to cooperate. In September 1998, the Independent Committee reported to the Board that it had found no credible evidence to support Mr. Gallo's claims and allegations and recommended no further action. The Board adopted the recommendation.

      The Company denied all allegations plead in the Gallo Action and asserted all claims in the Gallo Action to be without merit. The Company did not reserve any amount relating to such claims. The Company tendered the claim to its insurance carriers, but was denied insurance coverage for both defense and indemnity of the Gallo Action.

      In July 1998, the Company sought to depose Mr. Gallo in connection with the Consolidated Action. Through his counsel, Mr. Gallo asserted his Fifth Amendment privilege against self-incrimination and advised that he would not participate in the discovery process until such time as a federal grand jury investigation, in which he was a target, was concluded. In January 1999, at the suggestion of the Court, the Company and Mr. Gallo agreed to a voluntary dismissal without prejudice of the Consolidated Action, with the understanding that the statute of limitations was tolled for all parties and all claims, and that the Company and Mr. Gallo were free to reinstate their suits against each other at a later date, with each party reserving all of their rights and remedies against the other.

      As of the date hereof, neither the Company nor Mr. Gallo have filed suit against each other in the Superior Court of New Jersey or any other court of competent jurisdiction to reinstitute the claims, in whole or part, previously at issue in the Consolidated Action, and pursuant to the previous order of dismissal entered in the Consolidated Action, the statute of limitation on all claims and defenses continues to be tolled as to both parties. However, the Company did receive a letter dated November 21, 2003 from Mr. Gallo's attorneys seeking to reach a settlement of the claims asserted against IGI in the Gallo Action without further resort to the courts. The letter provides a general description of Mr. Gallo's claims and a calculation of damages allegedly sustained by Mr. Gallo relative thereto. The letter states that Mr. Gallo's damages are calculated to be in the range of $3,400,000 to $5,100,000. The Company denies liability for the claims and damages alleged in the letter from Mr. Gallo's counsel dated November 21, 2003, and as such, the Company did not make any formal response thereto. Mr. Gallo has contacted the Company's Chief Executive Officer & Chairman, Frank Gerardi, in a continued effort to initiate settlement discussions. As of the present date, the Company continues to deny any merit and/or liability for the claims alleged by Mr. Gallo and has not engaged in any formal settlement discussions with either Mr. Gallo or his attorneys.

      On December 8, 2003, Mr. Gallo filed suit against Novavax, Inc. in the Superior Court of New Jersey, Law Division, Atlantic County, docket no. ATL-L-3388-03, asserting claims under seven counts for damages allegedly sustained as a result of the cancellation of certain Novavax stock options held by Mr. Gallo due to his termination from IGI in November 1997 for willful misconduct (referred to as the "Novavax Action").

      On March 5, 2004, Novavax filed an Answer denying the allegations asserted by Mr. Gallo in his First Amended Complaint. In addition, while denying any liability under the First Amended Complaint, Novavax also filed a Third Party Complaint in the Novavax Action against the Company for contribution and indemnification, alleging that if liability for Mr. Gallo's claims is found, the Company has primary liability for any and all such damages sustained.

      IGI has tendered to its insurers the Third Party Complaint for defense and indemnification and is waiting to receive a response thereto. The Company will proceed with its defense of the Third Party Complaint in the Novavax Action in accordance with the rules of Court pursuant to advice of counsel.

      Mr. Gallo has not specified the amount of damages sought to be recovered in the Novavax Action, and hence, the amount in controversy in the Novavax Action is currently unknown.

      Other Matters

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

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a certified environmental contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $102,000 remains accrued as of December 31, 2003. The remediation was completed by September 30, 2003. There will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of the monitoring is included in the accrual.

      The Company's common stock is listed on the American Stock Exchange ("AMEX"). Based on the Company's 2003 results, the Company is not in compliance with the AMEX requirement for reporting income from continuing operations and net income for the year ended December 31, 2003, which could subject it to potentially being delisted from AMEX. As of April 7, 2004, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements.

16.   Certain Relationships and Related Party Transactions

      In 2000, the Company's former Chief Executive Officer chose to defer payment of 2000 and 1999 travel expenses amounting to $129,000 until the Company's cash flow stabilized. On February 14, 2001, the Company agreed to pay the Company's obligation using shares of common stock. Total payments through December 31, 2001 resulted in the issuance of 125,625 shares valued at $129,000.

17.   Employee Benefits

      The Company has a 401(k) contribution plan, pursuant to which employees who have completed six months of employment with the Company or its subsidiaries as of specified dates, may elect to contribute to the plan, in whole percentages, up to 18% of compensation. Employees' contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $12,000 for 2003. The Company matches 25% of the first 5% of compensation contributed by participants and contributes, on behalf of each participant, $4 per week of employment during the year. The Company contribution is in the form of either common stock or cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $15,000, $23,000 and $31,000 in 2003, 2002 and 2001, respectively.

18.   License Agreement with Dr. Michael Holick

      On December 24, 2003, the Company entered into a License Agreement with Dr. Holick and A&D Bioscience, Inc., a Massachusetts corporation wholly owned by Dr. Holick (collectively referred to as "Holick"), whereby Holick granted an exclusive license to the Company to all his rights to the parathyroid hormone related peptide technologies and the Glycoside technologies (referred to as "PTH Technologies" and "Glycoside Technologies", respectively) that he developed for various clinical usages including treatment of psoriasis, hair loss and other skin disorders. In consideration for entering into the License Agreement, Holick received up-front a $50,000 non-refundable payment from the Company. He will also receive a grant of 300,000 stock options under the Company's authorized stock option plans. In addition, Holick shall receive a single milestone payment of $236,000 contingent on the execution of a sublicense agreement between the Company and a third-party for the licensed technologies. Certain subsequent royalty payments received by the Company under a sublicense agreement will be shared with Holick after the Company has recovered any payments previously made to Holick under the License Agreement and an amount equal to the value of the options received by Holick under the License Agreement. The Company is responsible for any and all costs, fees and expenses for the prosecution and oversight of any intellectual property rights related to the licensed technologies. Subject to Holick's early termination rights as provided below, the term of the License Agreement is the longer of twenty (20) years or the life of each of the patents thereunder. However, if within 180 days from the effective date of the License Agreement, the Company has not entered into a sublicense agreement for the PTH Technologies or raised sufficient capital to fund Phase 1 of the New Drug Study Human Clinical Trial for Alopecia, Holick has the right to terminate the License Agreement as to the PTH Technologies only, provided Holick returns any and all consideration he received from or paid by the Company under the License Agreement prior thereto, excluding the up-front payment. Further, if within 90 days from the effective date of the License Agreement, the Company has not entered into a sublicense agreement for the Glycoside Technologies, Holick has the right to terminate the License Agreement as to the Glycoside Technologies only. The Company is currently negotiating a sublicense agreement with a third party entity for the PTH (1-
34) technology. The Company is likewise engaged in discussions with the same third party entity for a similar sublicense for the PTH (7-34) technology.

      The $50,000 payment was expensed because the PTH and Glycoside Technologies are in a preliminary development phase and do not have any readily determinable alternative future use. The $236,000 cash payment called for by the License Agreement will be expensed upon the signing of a sublicense agreement. The other consideration called for under the License Agreement (i.e., amounts advanced for the prosecution and oversight of any intellectual property rights related to the licensed technologies and the value ascribed to the stock options) will be expensed once the 180-day provision is rendered inoperative.

19.   Quarterly Consolidated Financial Data (Unaudited)

      Following is a summary of the Company's quarterly results for each of the quarters in the years ended December 31, 2003 and 2002 (in thousands, except per share information).


                                            March        June         June       September    September    December
                                           31, 2003    30, 2003     30, 2003     30, 2003     30, 2003     31, 2003    Total
                                           --------    --------     --------     ---------    ---------    --------    -----
                                                      As Reported  As Restated  As Reported  As Restated
                                                      -----------  -----------  -----------  -----------

Total revenues                              $1,008       $ 886        $ 844        $ 950        $ 899        $ 806    $ 3,557
Operating profit (loss)                         32        (478)        (520)        (140)        (241)        (243)      (972)
Income (loss) from continuing operations        36        (476)        (518)        (141)        (242)         (33)      (757)
Net income (loss)                               36        (307)        (349)        (156)        (257)         248       (322)
Basic income (loss) per share
 Continuing operations                      $  .00       $(.04)       $(.05)       $(.01)       $(.02)       $ .00    $  (.07)
 Net income (loss)                             .00        (.03)        (.03)        (.01)        (.02)         .02       (.03)
Diluted income (loss) per share
 Continuing operations                      $  .00       $(.04)       $(.05)       $(.01)       $(.02)       $ .00    $  (.07)
 Net income (loss)                             .00        (.03)        (.03)        (.01)        (.02)         .02       (.03)



                                            March         June       September    December
                                           31, 2002     30, 2002     30, 2002     31, 2002      Total
                                           --------     --------     ---------    --------      -----

Total revenues                              $1,063      $ 1,064       $1,146       $1,091      $ 4,364
Operating profit (loss)                       (113)        (109)          85          216           79
Income (loss) from continuing operations      (245)      (2,882)        (841)         838       (3,130)
Net income (loss)                             (125)       9,065         (877)         717        8,780
Basic income (loss) per share
 Continuing operations                      $ (.04)     $  (.24)      $ (.07)      $  .07      $  (.28)
 Net income (loss)                            (.04)         .82         (.07)         .06          .76
Diluted income (loss) per share
 Continuing operations                      $ (.04)     $  (.24)      $ (.07)      $  .07      $  (.28)
 Net income (loss)                            (.04)         .82         (.07)         .06          .76

      The second and third quarters of 2003 have been restated from the amounts previously disclosed by the Company due to two items. The first item related to the $50,000 non-refundable payment made to Dr. Holick in connection with the License Agreement (see Note 18). Such amount, which was paid in the third quarter, has been expensed since the PTH and Glycoside Technologies are in a preliminary development phase and do not have any readily determinable alternative future use. The second adjustment related to an error made by J&J in the calculation of the royalties due to the Company. The correction of the error resulted in a reduction of revenues, with a corresponding impact on net loss, of $42,000 in the second quarter of 2003 and $51,000 in the third quarter of 2003. The impact of the J&J error on the first quarter of 2003 was immaterial, and has been included in the second quarter adjustment amount.

      The fourth quarter of 2003 includes $224,000 of tax benefit from the sale of New Jersey state net operating loss carryforwards. During the fourth quarter of 2002, the Company reduced income tax expense by approximately $600,000 based on the finalization of its year end tax provision calculation.

                         IGI, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (amounts in thousands)


                  COL. A                              COL. B                 COL. C                COL. D       COL. E
                  ------                              ------                 ------                ------       ------
                                                                            Additions
                                                                   --------------------------
                                                      Balance      Charged to                                   Balance
                                                    at beginning   costs and     Charged to                     at end
               Description                           of period      expenses   other accounts    Deductions    of period
               -----------                          ------------   ----------  --------------    ----------    ---------

December 31, 2001:
Allowance for doubtful accounts                         $ 39         $ (7)        $ 92(C)          $  2(A)       $122
Obsolete and slow moving inventory reserve                38          (33)           -                -             5

December 31, 2002:
Allowance for doubtful accounts                         $122         $  3         $ 24(C)          $114(A)       $ 35
Obsolete and slow moving inventory reserve                 5           20            -               15(B)         10

December 31, 2003:
Allowance for doubtful accounts                         $ 35         $  1         $(20)(D)         $  -          $ 16
Obsolete and slow moving inventory reserve                10            9            -                4(B)         15

(A) Relates to write-off of uncollectible accounts and recoveries of previously reserved amounts.
(B)   Relates to disposition of obsolete inventory.
(C) Relates to a credit balance in accounts receivable that was reclassed to allowance for doubtful accounts.
(D) Relates to a reclass to deferred income from allowance for doubtful accounts.

                         IGI, INC. AND SUBSIDIARIES

     INDEX TO EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K
                              (Section 229.601)

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

(10.60) Assignment of Trademark dated as of February 14, 2001 among IGI, Inc., IGEN, Inc, Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. [Incorporated by reference to Exhibit 10.60 to the 2000 Form 10-K.]
(10.61) Supply Agreement dated as of March 6, 2001 between Corwood Laboratory, Inc. and IGI, Inc. [Incorporated by reference to
          Exhibit 10.61 to the 2000 Form 10-K.]
(10.62) License Agreement dated as of March 6, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and its division EVSCO Pharmaceutical and Corwood Laboratory, Inc. [Incorporated by reference to Exhibit 10.62 to the 2000 Form 10-K.]
(10.63) Employment Agreement between IGI, Inc. and Domenic N. Golato dated as of August 31, 2000. [Incorporated by reference to
          Exhibit 10.63 to the 2000 Form 10-K.]
(10.64) IGI, Inc. 1991 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991.]
(10.65) Fourth Amendment to Loan and Security Agreement dated as of February 28, 2001 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc., and Fleet Capital Corporation. [Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed April 20, 2001.]
(10.66) Amendment No. 4 to Note and Equity Purchase Agreement dated as of February 28, 2001 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc., American Capital Strategies, Ltd. and ACS Funding Trust I. [Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K filed April 20, 2001.]
(10.67) Asset Purchase Agreement dated as of February 6, 2002 by and between Vetoquinol, U.S.A., Inc. and IGI, Inc. with Vetoquinol, S.A. a party thereto with respect to Article X thereof. [Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed February 7, 2002.]
(10.68) Research and Development Agreement dated as of January 2, 2001 between IGI, Inc. and Prime Pharmaceutical Corporation. [Incorporated by reference to Exhibit 10.68 on the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 001-08568, filed on March 15, 2002 ("the 2001 Form
          10-K").]
(10.69) Manufacturing and Supply Agreement dated November 5, 2002 between IGI, Inc. and Desert Whale Jojoba Company, Inc. [Incorporated by reference to Exhibit 10.69 to the 2002 Form 10-K]
(10.70)   Loan Agreement dated January 10, 2002 between IGI, Inc. and the
          New Jersey Economic Development Authority.   [Incorporated by
          reference to Exhibit 10.70 to the 2002 Form 10-K]
(10.71) Promissory Note dated January 10, 2002 by IGI, Inc. to the New Jersey Economic Development Authority. [Incorporated by reference to Exhibit 10.71 to the 2002 Form 10-K]
(10.72) Mortgage and Security Agreement and Fixture Filing dated January 10, 2002 between IGI, Inc. and the New Jersey Economic Development Authority. [Incorporated by reference to Exhibit
          10.72 to the 2002 Form 10-K]
(10.73) Contract of Sale for Real Estate dated October 4, 2001 between IGI, Inc. and Poultry Investors, L.L.C. [Incorporated by reference to Exhibit 10.73 to the 2002 Form 10-K]
(10.74) Addendum dated November 14, 2001 to Contract of Sale for Real Estate dated October 21, 2001 between IGI, Inc. and Poultry Investors, L.L.C. [Incorporated by reference to Exhibit 10.74 to the 2002 Form 10-K]
(10.75) Partial Release of Mortgage dated February 20, 2002 by Fleet Capital Corporation for real property designated on the municipal tax map for the Township of Buena Vista, New Jersey, as Lot 23.01, Block 5501. [Incorporated by reference to Exhibit 10.75 to the 2002 Form 10-K]
(10.76) Partial Release of Mortgage dated February 22, 2002 by American Capital Strategies, Ltd. for real property designated on the municipal tax map for the Township of Buena Vista, New Jersey, as Lot 23.01, Block 5501. [Incorporated by reference to Exhibit
          10.76 to the 2002 Form 10-K]
(10.77) Amendment No. 5 dated May 30, 2002 to Note and Equity Purchase Agreement by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc. and American Capital Strategies, Ltd. [Incorporated by reference to Exhibit 10.77 to the 2002 Form 10-K]
(10.78) Termination and Release of Pledge and Security Agreement dated May 31, 2002 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc. and American Capital Strategies, Ltd. [Incorporated by reference to Exhibit 10.78 to the 2002 Form 10-K]
(10.79) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and IGI, Inc. [Incorporated by reference to
          Exhibit 10.79 to the 2002 Form 10-K]
(10.80) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and Blood Cells, Inc. [Incorporated by reference to Exhibit 10.80 to the 2002 Form 10-K]

(10.81) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and IGEN, Inc. [Incorporated by reference to
          Exhibit 10.81 to the 2002 Form 10-K]
(10.82) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and Immunogenetics, Inc. [Incorporated by reference to Exhibit 10.82 to the 2002 Form 10-K]
(10.83) Termination and Release of Trademark Security Agreement dated May 31, 2002 between American Capital Strategies, Ltd. and IGI, Inc. [Incorporated by reference to Exhibit 10.83 to the 2002 Form 10-K]
(10.84) Termination and Release of Trademark Security Agreement dated May 31, 2002 between American Capital Strategies, Ltd. and IGEN, Inc. [Incorporated by reference to Exhibit 10.84 to the 2002 Form 10-K]
(10.85) Termination and Release of Trademark Security Agreement dated May 31, 2002 between American Capital Strategies, Ltd. and Immunogenetics, Inc. [Incorporated by reference to Exhibit 10.85 to the 2002 Form 10-K]
(10.86) Termination and Release of 1Trademark Security Agreement dated May 31, 2002 between American Capital Strategies, Ltd. and Blood Cells, Inc. [Incorporated by reference to Exhibit 10.86 to the 2002 Form 10-K]
(10.87) Termination and Release of Trademark Security Agreement dated May 31, 2002 by and among Wachovia Bank, N.A. and IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Molecular Packaging Systems, Inc., Micro-Pak, Inc. and Micro Vesicular Systems, Inc. [Incorporated by reference to Exhibit 10.87 to the 2002 Form 10-K]
(10.88) Termination and Release of Trademark Security Agreement dated May 31, 2002 between Fleet Capital Corporation and IGI, Inc. [Incorporated by reference to Exhibit 10.88 to the 2002 Form 10-K]
(10.89) Termination and Release of Trademark Security Agreement dated May 31, 2002 between Fleet Capital Corporation and Immunogenetics, Inc. [Incorporated by reference to Exhibit 10.89 to the 2002 Form 10-K]
(10.90) Termination and Release of Trademark Security Agreement dated May 31, 2002 between Fleet Capital Corporation and IGEN, Inc. [Incorporated by reference to Exhibit 10.90 to the 2002 Form 10-K]
(10.91) Termination and Release of Patent Security Agreement dated May 31, 2002 between Fleet Capital Corporation and IGI, Inc. [Incorporated by reference to Exhibit 10.91 to the 2002 Form 10-K]
(10.92) Termination and Release of Patent Security Agreement dated May 31, 2002 between Fleet Capital Corporation and IGEN, Inc. [Incorporated by reference to Exhibit 10.92 to the 2002 Form 10-K]
(10.93) Manufacturing and Supply Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Suppliers) and Vetoquinol, USA, Inc. (Purchaser). [Incorporated by reference to Exhibit
          10.93 to the 2002 Form 10-K]
(10.94) Technological Rights Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Sellers) and Vetoquinol, USA, Inc. (Purchaser). [Incorporated by reference to Exhibit 10.94 to the 2002 Form 10-K]
(10.95) Supplemental Agreement dated May 31, 2002 between IGI, Inc. (Seller) and Vetoquinol, USA, Inc. (Buyer). [Incorporated by reference to Exhibit 10.95 to the 2002 Form 10-K]
(10.96) Discharge of Mortgage dated May 29, 2002 by Fleet Capital Corporation. [Incorporated by reference to Exhibit 10.96 to the 2002 Form 10-K]
(10.97) Partial Release of Mortgage dated May 31, 2002 by American Capital Strategies, Ltd. for real property designated on the municipal tax map of the Borough of Buena as Lot 1, Block 205. [Incorporated by reference to Exhibit 10.97 to the 2002 Form 10-K]
*(10.98) Amendment dated March 19, 2002, to License Agreement by and among Ethicon, Inc. and IGI, Inc., IGEN, Inc. and Immunogenetics, Inc. [Incorporated by reference to Exhibit 10.98 to the 2002 Form 10-K]
*(10.99) Product Development Agreement dated November 10, 2003, between Pure Energy Corporation d/b/a/ Pure Energy of America, Inc. and IGI, Inc.
*(10.100) Severance Agreement dated effective as of August 15, 2003, between John F. Ambrose and IGI, Inc.
*(10.101) Employment Agreement dated September 26, 2003, between Michael F.
          Holick, MD, PhD and IGI, Inc.
*(10.102) Severance Agreement dated effective as of January 9, 2004, between Garry Hardwick and IGI, Inc.

*(10.103) License Agreement effective December 24, 2003, by and among
          Michael F. Holick, MD, PhD, A&D Bioscience, Inc. and IGI, Inc. *(10.104) License Agreement dated February 9, 2004, between Universal
          Chemical Technologies, Inc. and IGI, Inc.
*(10.105) Contract for Sale of Real Estate dated October 22, 2003, between
          CPB, Inc. ("Buyer") and IGI, Inc. ("Seller").
*(10.106) Cancellation of Mortgage and Security Agreement and Fixture
          Filing dated February 10, 2004 by the New Jersey Economic
          Development Authority for real property real property and
          premises situated, lying and being known as 701 Harding Highway, Buena, Atlantic Country, New Jersey, designated on the Municipal
          Tax Map of the Borough of Buena as Block 205, Lot 1.
*(10.107) Agreement for Development Services dated March 27, 2003, between
          Chattem, Inc. and IGI, Inc.
*(10.108) Material Transfer Agreement dated December 1, 2003, between The
          Procter & Gamble Company and IGI, Inc.
 (21)     List of Subsidiaries of IGI, Inc.
*(23.1)   Consent of KPMG LLP dated April 14, 2004.
*(31.1)   Certification of the Chairman and Chief Executive Officer
          Pursuant to Rule 13a-14(a) under the Securities Exchange Act of
          1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002.
*(31.2) Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*(32.1)   Certification of the Chairman and Chief Executive Officer
          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
*(32.2)   Certification of the Chief Financial Officer Pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*(99.1)   IGI, Inc. Code of Ethics
*(99.2) Letter to KPMG LLP and IGI, Inc. dated April 2, 2004 confirming personal financing commitment of Frank Gerardi and Stephen J. Morris.

*      Filed herewith