Form 10-Q/A
period 2003-06-30
IGI INC
filed 2004-05-14
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
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

                             Yes  X      No
                                 ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes         No  X
                                 ---        ---

The number of shares outstanding of the issuer's class of common stock, as of the latest practicable date:

          Common Shares Outstanding at July 24, 2003 is 11,396,865.

                            EXPLANATORY STATEMENT

      Prior to filing its Form 10-K for the fiscal year ended December 31, 2003, IGI, Inc. was informed by Johnson & Johnson Consumer Products, Inc. ("J&J") that there was an error in the calculation of the 2003 royalty due to the Company by J&J. The correction of the error resulted in a reduction of revenues, with a corresponding impact on net loss, of $42,000 in the second quarter of 2003 and $51,000 in the third quarter of 2003. The impact of the J&J error on the first quarter of 2003 was immaterial, and has been included in the second quarter adjustment.

      Except as otherwise specifically noted, all information contained herein is as of June 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.

ITEM 1.  Financial Statements

                        PART I  FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)

                                                        Three months                  Six months
                                                        ended June 30,              ended June 30,
                                                   ------------------------    ------------------------
                                                       2003          2002          2003          2002
                                                       ----          ----          ----          ----
                                                  (as restated,               (as restated,
                                                   see Note 2)                 see Note 2)

Revenues:
  Product sales, net                                  $   718       $   889       $ 1,523       $ 1,743
  Licensing and royalty income                            126           175           329           384
                                                      -------       -------       -------       -------
      Total revenues                                      844         1,064         1,852         2,127

Cost and expenses:
  Cost of sales                                           355           359           685           754
  Selling, general and administrative expenses            852           671         1,352         1,328
  Product development and research expenses               157           143           303           267
                                                      -------       -------       -------       -------
Operating loss                                           (520)         (109)         (488)         (222)
Interest income (expense)                                   2          (119)            8          (303)
Other income, net                                           -             -             -            58
Loss on early extinguishment of debt                        -        (2,654)            -        (2,654)
                                                      -------       -------       -------       -------

Loss from continuing operations before
 provision for income taxes                              (518)       (2,882)         (480)       (3,121)
Provision for income taxes                                  -             -             2             6
                                                      -------       -------       -------       -------

Loss from continuing operations                          (518)       (2,882)         (482)       (3,127)
                                                      -------       -------       -------       -------

Discontinued operations:
  Income (loss) from operations of
   discontinued business                                    -          (521)           -           (401)
  Gain on disposal of discontinued business               169        12,468           169        12,468
                                                      -------       -------       -------       -------
Net income (loss)                                        (349)        9,065          (313)        8,940

Mark to market for detachable stock warrants                -           229             -          (133)
                                                      -------       -------       -------       -------
Net income (loss) attributable to common stock        $  (349)      $ 9,294       $  (313)      $ 8,807
                                                      =======       =======       =======       =======

Basic and Diluted Earnings (Loss) Per Common Share
  Continuing operations                               $  (.05)      $  (.24)      $  (.04)      $  (.29)
  Discontinued operations                                 .02          1.06           .01          1.07
                                                      -------       -------       -------       -------
  Net income (loss) per share                         $  (.03)      $   .82       $  (.03)      $   .78
                                                      =======       =======       =======       =======

Weighted Average of Common Stock and
Common Stock Equivalents Outstanding
 Basic and diluted                                 11,400,449    11,300,454    11,392,063    11,286,574

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share information)

                                                               June 30, 2003   December 31, 2002
                                                               -------------   -----------------
                                                                (unaudited)
                                                               (as restated,
                                                                see Note 2)

ASSETS
Current assets:
  Cash and cash equivalents                                       $  1,572         $  1,999
  Accounts receivable, less allowance for doubtful accounts
   of $21 and $35 in 2003 and 2002, respectively 422 460
  Licensing and royalty income receivable                              104              166
  Inventories                                                          175              209
  Prepaid expenses and other current assets                            328              146
                                                                  --------         --------
      Total current assets                                           2,601            2,980
Property, plant and equipment, net                                   2,786            2,862
Other assets                                                            79               87
                                                                  --------         --------
      Total assets                                                $  5,466         $  5,929
                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                               $     18         $     18
  Accounts payable                                                      82              115
  Accrued payroll                                                       68               71
  Other accrued expenses                                               517              551
  Income taxes payable                                                  10               16
  Deferred revenue                                                     145              145
                                                                  --------         --------
      Total current liabilities                                        840              916
Deferred revenue                                                       273              340
Long-term debt                                                         166              164
                                                                  --------         --------
      Total liabilities                                              1,279            1,420
                                                                  --------         --------

Stockholders' equity:
  Common stock $.01 par value, 50,000,000 shares authorized;
   13,321,705 and 13,262,657 shares issued in 2003 and 2002,
   respectively                                                        133              133
    Additional paid-in capital                                      23,674           23,644
    Accumulated deficit                                            (18,266)         (17,953)
  Less treasury stock, 1,924,840 and 1,878,640 shares at cost
   in 2003 and 2002, respectively                                   (1,354)          (1,315)
                                                                  --------         --------
      Total stockholders' equity                                     4,187            4,509
                                                                  --------         --------
      Total liabilities and stockholders' equity                  $  5,466         $  5,929
                                                                  ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                               Six months ended June 30,
                                                               -------------------------
                                                                   2003          2002
                                                              (as restated,
                                                               see Note 2)

Cash flows from operating activities:
Net income (loss)                                                $   (313)     $  8,940
Reconciliation of net income (loss) to net cash used
 in operating activities:
  Gain on disposal of discontinued operations                        (169)      (12,468)
  Depreciation and amortization                                       128           182
  Gain on sale of marketable securities                                 -           (58)
  Write down of EVSCO facility to net realizable value                  -           632
  Amortization of deferred financing costs and debt discount            -           275
  Loss on early extinguishment of debt                                  -         2,654
  Provision for accounts receivable and inventories                     7            11
  Recognition of deferred revenue                                     (67)          (67)
  Interest expense related to subordinated note agreement               -            41
  Stock-based compensation expense - Directors' stock issuance         26            32
Changes in operating assets and liabilities:
  Accounts receivable                                                  51          (153)
  Inventories                                                          14           647
  Receivables due under licensing and royalty agreements               62            95
  Prepaid expenses and other assets                                    (7)           44
  Accounts payable and accrued expenses                               (70)       (2,295)
  Income taxes payable                                                 (6)           (4)
  Discontinued operations - working capital changes and
   non-cash charges                                                    (6)           (8)
                                                                 --------      --------
      Net cash used in operating activities                          (350)       (1,500)
                                                                 --------      --------

Cash flows from investing activities:
  Capital expenditures                                                (45)          (46)
  Proceeds from sale of assets                                          -           550
  Proceeds from sale of marketable securities                           -            58
  Decrease (increase) in other assets                                   1           (46)
  Proceeds from sale of discontinued operations, net of
   direct costs                                                         -        16,700
                                                                 --------      --------
      Net cash provided by (used in) investing activities             (44)       17,216
                                                                 --------      --------

Cash flows from financing activities:
  Borrowings under revolving credit agreement                           -         5,958
  Repayment of revolving credit agreement                               -        (8,284)
  Prepayment fees on paydown of debt                                    -          (273)
  Repayment of debt                                                     -        (9,516)
  Borrowings from EDA loan                                             11           182
  Repayments of EDA loan                                               (9)           (6)
  Proceeds from exercise of common stock options and
   purchase of common stock                                             4            16
  Purchase of treasury shares                                         (39)            -
                                                                 --------      --------
      Net cash used in financing activities                           (33)      (11,923)
                                                                 --------      --------

Net increase (decrease) in cash and equivalents                      (427)        3,793
Cash and equivalents at beginning of period                         1,999            10
                                                                 --------      --------
Cash and equivalents at end of period                            $  1,572      $  3,803
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

2.    Restatement

Prior to filing its Form 10-K for the fiscal year ended December 31, 2003, the Company was informed by Johnson & Johnson Consumer Products, Inc. ("J&J") that there was an error in the calculation of the 2003 royalty due to the Company by J&J. The correction of the error resulted in a reduction of revenues, with a corresponding impact on net loss, of $42,000 in the second quarter of 2003. The impact of the J&J error on the first quarter of 2003 was immaterial, and has been included in the second quarter adjustment. The consolidated statements of operations for the three and six months ended June 30, 2003, the consolidated statement of cash flows for the six months ended June 30, 2003, and the consolidated balance sheet as of June 30, 2003 have been restated to reflect the adjustment to royalty income. The following tables set forth the line items impacted in the consolidated statements of operations, consolidated balance sheet and the consolidated statement of cash flows.

                                               For the three months ended June 30, 2003
                                               ----------------------------------------
                                                    As originally
Selected statement of operations data:                reported         As restated
--------------------------------------              -------------      -----------

Licensing and royalty income                           $ 168              $ 126
Total revenues                                           886                844
Operating loss                                          (478)              (520)
Loss from continuing operations before
 provision for income taxes                             (476)              (518)
Loss from continuing operations                         (476)              (518)
Net loss                                                (307)              (349)
Net loss attributable to common stock                   (307)              (349)

Basic and Diluted Earnings (Loss) per Common Share
  Continuing operations                                $(.04)             $(.05)
  Discontinued operations                                .01                .02
                                                       -----              -----
  Net income (loss) attributable to common stock       $(.03)             $(.03)
                                                       =====              =====

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

                                                For the six months ended June 30, 2003
                                                --------------------------------------
                                                    As originally
Selected statement of operations data:                reported         As restated
--------------------------------------              -------------      -----------

Licensing and royalty income                           $  371             $  329
Total revenues                                          1,894              1,852
Operating loss                                           (446)              (488)
Loss from continuing operations before
 provision for income taxes                              (438)              (480)
Loss from continuing operations                          (440)              (482)
Net loss                                                 (271)              (313)
Net loss attributable to common stock                    (271)              (313)

Basic and Diluted Earnings (Loss) per Common Share
  Continuing operations                                $ (.04)            $ (.04)
  Discontinued operations                                 .02                .01
                                                       ------             ------
  Net income (loss) attributable to common stock       $ (.02)            $ (.03)
                                                       ======             ======

                                                         As of June 30, 2003
                                                    ------------------------------
                                                    As originally
Selected balance sheet data:                          reported         As restated
----------------------------                        -------------      -----------

Licensing and royalty income receivable               $    146           $    104
Total current assets                                     2,643              2,601
Total assets                                             5,508              5,466
Accumulated deficit                                    (18,224)           (18,266)
Total stockholders' equity                               4,229              4,187
Total liabilities and stockholders' equity               5,508              5,466

                                                For the six months ended June 30, 2003
                                                --------------------------------------
                                                    As originally
Selected statement of cash flows data:                reported         As restated
--------------------------------------              -------------      -----------

Net loss                                              $ (271)            $ (313)
Receivables due under licensing and royalty
 agreements                                               20                 62

3.    Discontinued Operations

On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The Companion Pet Products division, which is presented as a discontinued operation, incurred a loss from operations of $521,000 and a gain of $12,468,000 from the sale of the Companion Pet Products division for the three months ended June 30, 2002. During the three months ended June 30, 2003, the Company received an insurance settlement of $169,000, net of legal costs, for damages incurred by the Company as a result of the heating oil leak at the Companion Pet Products site (see Note 7). For the six months ended June 30, 2002, the Company incurred a loss from continuing operations of $401,000 and a $12,468,000 gain on the sale of the Companion Pet Products division. A $169,000 profit from the settlement mentioned above was realized for the comparable period in 2003.

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

If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

                                         Three months ended June 30,    Six months ended June 30,
                                         ---------------------------    -------------------------
                                               2003        2002              2003       2002
                                               ----        ----              ----       ----
                                          (as restated)                 (as restated)

Net income (loss) - as reported               $(349)      $9,294            $(313)     $8,807

Deduct: Total stock-based employee
 and directors compensation expense
 determined under fair value based method       (10)        (285)             (15)       (416)
                                              -----       ------            -----      ------
Net income (loss) - pro forma                 $(359)      $9,009            $(328)     $8,391
                                              =====       ======            =====      ======

Income (loss) per share-as reported
  Basic and diluted                           $(.03)      $  .82            $(.03)     $  .78
Income (loss) per share - pro forma
  Basic and diluted                           $(.03)      $  .80            $(.03)     $  .74

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

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prior to filing its Form 10-K for the fiscal year ended December 31, 2003, IGI, Inc. was informed by J&J that there was an error in the calculation of the 2003 royalty due to the Company by J&J. The correction of the error resulted in a reduction of revenues, with a corresponding impact on net loss, of $42,000 in the second quarter of 2003 and $51,000 in the third quarter of 2003. The impact of the J&J error on the first quarter of 2003 was immaterial, and has been included in the second quarter adjustment.

Except as otherwise specifically noted, all information contained herein is as of June 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.

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

Results of Operations

Three months ended June 30, 2003 compared to June 30, 2002

The Company had a net loss attributable to common stock of $349,000, or ($.03) per share, for the quarter ended June 30, 2003 compared to net income attributable to common stock of $9,294,000, or $.82 per share, for the quarter ended June 30, 2002.

Total revenues for the quarter ended June 30, 2003 were $844,000, compared to $1,064,000 for the quarter ended June 30, 2002. The decrease in revenues was primarily due to lower product sales to Estee Lauder and a decrease in J&J royalty income offset by increased product sales to Vetoquinol and new customers.

As a percentage of product sales, cost of sales increased from 40% in the quarter ended June 30, 2002 to 49% in the quarter ended June 30, 2003. The resulting decrease in gross profit from 60% in the quarter ended June 30, 2002 to 51% in the quarter ended June 30, 2003 is due to the change in mix to lower gross profit products and underabsorbed fixed costs.

Selling, general and administrative expenses increased $181,000, or 27%, from $671,000 in the quarter ended June 30, 2002. As a percentage of revenues, these expenses were 63% of revenues in the second quarter of 2002 compared to 101% in the second quarter of 2003. The increase is primarily due to a $202,000 severance expense accrued in the quarter ended June 30, 2003 for the cost of the benefits to be provided by the Company under a severance package to the Company's current President and Chief Executive Officer upon his resignation from office.

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

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Six months ended June 30, 2003 compared to June 30, 2002

The Company had a net loss attributable to common stock of $313,000, or ($.03) per share, for the six months ended June 30, 2003 compared to net income attributable to common stock of $8,807,000, or $.78 per share, for the six months ended June 30, 2002.

Total revenues for the six months ended June 30, 2003 were $1,852,000, which represents a decrease of $275,000, or 13%, from revenues of $2,127,000 for the six months ended June 30, 2002. The decrease in revenues was primarily due to lower product sales to Estee Lauder and two other customers and a decrease in J&J royalty income offset by increased product sales to Vetoquinol and new customers.

Cost of sales, as a percent of product sales, increased from 43% for the six months ended June 30, 2002 to 45% for the six months ended June 30, 2003. The resulting decrease in gross profit from 57% in the six months ended
June 30, 2002 to 55% in the six months ended June 30, 2003 is the result of the change in mix to lower gross profit products and underabsorbed fixed costs.

Selling, general and administrative expenses increased $24,000, or 2%, from $1,328,000 for the six months ended June 30, 2002. As a percent of revenues, these expenses were 62% of revenues for the first six months of 2002 compared to 73% for the first six months of 2003. The increase is primarily due to a $202,000 severance expense accrued in the second quarter of 2003 for the cost of the benefits to be provided by the Company under a severance package to the Company's current President and Chief Executive Officer upon his resignation from office, offset by a decline in salary expense due to staff reductions after the sale of the Companion Pet Products division.

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

            *10.99    Settlement Agreement and Release

             31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Exhibit 10.99 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003.

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


                                       IGI, Inc.
                                       (Registrant)


Date:  May 14, 2004                    By:  /s/ Frank Gerardi
                                            -------------------------------
                                            Frank Gerardi
                                            Chairman and Chief Executive
                                            Officer


Date:  May 14, 2004                    By:  /s/ Domenic N. Golato
                                            -------------------------------
                                            Domenic N. Golato
                                            Senior Vice President and Chief
                                            Financial Officer