Form 10-Q/A
period 2003-09-30
IGI INC
filed 2004-05-14
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended                      Commission File No.
          -----------------                      -------------------
         September 30, 2003                           001-08568


                                  IGI, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                               01-0355758
   -------------------------------               -------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)


      105 Lincoln Avenue, Buena, NJ                      08310
----------------------------------------              ----------
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

      Also, during the third quarter ended September 30, 2003, the Company entered into an employment agreement with Dr. Michael Holick to serve as the Company's Vice President of Research and Development and Chief Scientific Officer. In addition, the Company entered into a memorandum of agreement with Dr. Holick to license all of his rights to the parathyroid hormone related peptide technologies and the glycoside technologies that he had developed for various clinical usages (the PTH and Glycoside Technologies). Pursuant to this agreement, Dr. Holick was paid a $50,000 non-refundable payment. The payment was originally capitalized and included with prepaid expenses and other current assets as of September 30, 2003. Since the PTH and Glycoside Technologies are in a preliminary development phase and do not have any readily determinable alternative future use, it was subsequently determined that the payment should have been expensed. Product development and research expenses have been increased by $50,000 in the consolidated statements of operations for the three and nine months ended September 30, 2003.

      Except as otherwise specifically noted, all information contained herein is as of September 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.

ITEM 1.  Financial Statements

                       PART I   FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)


                                                      Three months ended          Nine months ended
                                                         September 30,              September 30,
                                                   ------------------------    ------------------------
                                                       2003          2002          2003          2002
                                                       ----          ----          ----          ----
                                                  (as restated,               (as restated,
                                                   see note 2)                 see note 2)

Revenues:
  Sales, net                                          $   748       $   861       $ 2,271       $ 2,604
  Licensing and royalty income                            151           285           480           669
                                                      -------       -------       -------       -------
      Total revenues                                      899         1,146         2,751         3,273

Cost and expenses:
  Cost of sales                                           326           342         1,011         1,096
  Selling, general and administrative expenses            589           567         1,941         1,895
  Product development and research expenses               225           152           528           419
                                                      -------       -------       -------       -------
Operating income (loss)                                  (241)           85          (729)         (137)
Interest income (expense), net                              -             9             8          (294)
Other income, net                                           -             -             -            58
Loss on early extinguishment of debt                        -             -             -        (2,654)
                                                      -------       -------       -------       -------
Income (loss) from continuing operations before
 provision for income taxes                              (241)           94          (721)       (3,027)
Provision for income taxes                                  1           935             3           941
                                                      -------       -------       -------       -------

Loss from continuing operations                          (242)         (841)         (724)       (3,968)
                                                      -------       -------       -------       -------

Discontinued operations:
  Loss from operations of
   discontinued business                                    -             -             -          (401)
  Gain (loss) on sale of discontinued business            (15)          (36)          154        12,432
                                                      -------       -------       -------       -------
Net income (loss)                                        (257)         (877)         (570)        8,063

Mark to market for detachable stock warrants                -             -             -          (133)
                                                      -------       -------       -------       -------
Net income (loss) attributable to common stock        $  (257)      $  (877)      $  (570)      $ 7,930
                                                      =======       =======       =======       =======

Basic and Diluted Earnings (Loss) per Common Share
  Continuing operations                               $  (.02)      $  (.07)      $  (.06)      $  (.36)
  Discontinued operations                                   -             -           .01          1.05
                                                      -------       -------       -------       -------
  Net income (loss) attributable to common stock      $  (.02)      $  (.07)      $  (.05)      $   .69
                                                      =======       =======       =======       =======

Weighted Average of Common Stock and
Common Stock Equivalents Outstanding
  Basic and diluted                                11,355,965    11,766,288    11,379,905    11,448,290

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share information)


                                                               September 30, 2003    December 31, 2002
                                                               ------------------    -----------------
                                                                   (unaudited)
                                                                  (as restated,
                                                                   see note 2)

ASSETS
Current assets:
  Cash and cash equivalents                                         $    632             $  1,999
  Marketable securities                                                  803                    -
  Accounts receivable, less allowance for doubtful accounts
   of $21 and $35 in 2003 and 2002, respectively                         446                  460
  Licensing and royalty income receivable                                 99                  166
  Inventories                                                            202                  209
  Prepaid expenses and other current assets                               95                  146
                                                                    --------             --------
      Total current assets                                             2,277                2,980
Property, plant and equipment, net                                     2,763                2,862
Other assets                                                              75                   87
                                                                    --------             --------
      Total assets                                                  $  5,115             $  5,929
                                                                    ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                 $     18             $     18
  Accounts payable                                                       149                  115
  Accrued payroll                                                         95                   71
  Other accrued expenses                                                 330                  551
  Income taxes payable                                                    11                   16
  Deferred revenue                                                       187                  145
                                                                    --------             --------
      Total current liabilities                                          790                  916
  Deferred revenue                                                       239                  340
  Long term debt, net of current portion                                 195                  164
                                                                    --------             --------
      Total liabilities                                                1,224                1,420
                                                                    --------             --------

Stockholders' equity:
  Common stock $.01 par value, 50,000,000 shares authorized;
   13,321,705 and 13,262,657 shares issued in  2003 and 2002,
   respectively                                                          133                  133
    Additional paid-in capital                                        23,674               23,644
    Accumulated deficit                                              (18,523)             (17,953)
  Less treasury stock at cost, 1,965,740 and 1,878,640 shares
   at cost in 2003 and 2002, respectively                             (1,395)              (1,315)
  Accumulated other comprehensive income                                   2                    -
                                                                    --------             --------
      Total stockholders' equity                                       3,891                4,509
                                                                    --------             --------
      Total liabilities and stockholders' equity                    $  5,115             $  5,929
                                                                    ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)


                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                      2003            2002
                                                                      ----            ----
                                                                  (as restated,
                                                                   see note 2)

Cash flows from operating activities:
Net income (loss)                                                    $  (570)        $  8,063
Reconciliation of net income (loss) to net cash used
 in operating activities:
  Gain on sale of discontinued operations                               (154)         (12,432)
  Gain on sale of marketable securities                                    -              (58)
  Write down of EVSCO facility to net realizable value                     -              632
  Depreciation and amortization                                          196              235
  Amortization of deferred financing costs and debt discount               -              275
  Extraordinary loss on early extinguishment of debt                       -            2,654
  Provision for accounts and notes receivable and inventories             17               21
  Recognition of deferred revenue                                       (101)            (101)
  Interest expense related to subordinated note agreements                 -               41
  Directors' stock issuance                                               26               41
Changes in operating assets and liabilities:
  Accounts receivable                                                     27             (203)
  Inventories                                                            (23)            (181)
  Receivables due under licensing and royalty agreements                  67               60
  Prepaid expenses and other assets                                       51               86
  Accounts payable and accrued expenses                                 (163)            (599)
  Income taxes payable                                                    (5)             926
  Deferred revenue                                                        42                -
  Change in net assets of discontinued operations                          -             (896)
                                                                     -------         --------
      Net cash used in operating activities                             (590)          (1,436)
                                                                     -------         --------
Cash flows from investing activities:
  Capital expenditures                                                   (86)             (54)
  Capital expenditures for discontinued operations                         -               (8)
  Purchase of marketable securities                                     (801)               -
  Proceeds from sale of marketable securities                              -               58
  Proceeds from sale of property, plant and equipment                      -              550
  Increase in other assets                                                 1              (32)
  Proceeds from sale of discontinued operations                          154           16,427
                                                                     -------         --------
      Net cash provided by (used in) investing activities               (732)          16,941
                                                                     -------         --------
Cash flows from financing activities:
  Borrowings under revolving credit agreement                              -            5,958
  Repayment of revolving credit agreement                                  -           (8,284)
  Repayment of debt                                                        -           (9,516)
  Borrowings from EDA loan                                                46              197
  Repayment of EDA loan                                                  (15)             (11)
  Proceeds from exercise of common stock options and
   purchase of common stock                                                4               36
  Treasury shares purchased                                              (80)          (1,315)
                                                                     -------         --------
      Net cash used in financing activities                              (45)         (12,935)
                                                                     -------         --------
Net increase (decrease) in cash and cash equivalents                  (1,367)           2,570
Cash and cash equivalents at beginning of period                       1,999               10
                                                                     -------         --------
Cash and cash equivalents at end of period                           $   632         $  2,580
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

Also, during the third quarter ended September 30, 2003, the Company entered into an employment agreement with Dr. Michael Holick to serve as the Company's Vice President of Research and Development and Chief Scientific Officer. In addition, the Company entered into a memorandum of agreement with Dr. Holick to license all of his rights to the parathyroid hormone related peptide technologies and the glycoside technologies that he had developed for various clinical usages (the PTH and Glycoside Technologies). Pursuant to this agreement, Dr. Holick was paid a $50,000 non-refundable payment. The payment was originally capitalized and included with prepaid expenses and other current assets as of September 30, 2003. Since the PTH and Glycoside Technologies are in a preliminary development phase and do not have any readily determinable alternative future use, it was subsequently determined that the payment should have been expensed.

The consolidated statements of operations for the three and nine months ended September 30, 2003, the consolidated statement of cash flows for the nine months ended September 30, 2003, and the consolidated balance sheet as of September 30, 2003 have been restated to reflect the adjustments to royalty income and product development and research expenses. The following tables set forth the line items impacted in the consolidated statements of operations, consolidated balance sheet and the consolidated statement of cash flows.


                                                      For the three months ended September 30, 2003
                                                      ---------------------------------------------
                                                             As originally
Selected statement of operations data:                         reported          As restated
--------------------------------------                       -------------       -----------

Licensing and royalty income                                     $ 202              $ 151
Total revenues                                                     950                899
Product development and research expenses                          175                225
Operating loss                                                    (140)              (241)
Loss from continuing operations before
 provision for income taxes                                       (140)              (241)
Loss from continuing operations                                   (141)              (242)
Net loss                                                          (156)              (257)
Loss attributable to common stock                                 (156)              (257)

Basic and Diluted Earnings (Loss) per Common Share
  Continuing operations                                          $(.01)             $(.02)
  Discontinued operations                                            -                  -
                                                                 -----              -----
  Net income (loss) attributable to common stock                 $(.01)             $(.02)
                                                                 =====              =====

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued


                                                      For the nine months ended September 30, 2003
                                                      --------------------------------------------
                                                             As originally
Selected statement of operations data:                         reported          As restated
--------------------------------------                       -------------       -----------

Licensing and royalty income                                    $  573              $  480
Total revenues                                                   2,844               2,751
Product development and research expenses                          478                 528
Operating loss                                                    (586)               (729)
Loss from continuing operations before
 provision for income taxes                                       (578)               (721)
Loss from continuing operations                                   (581)               (724)
Net loss                                                          (427)               (570)
Net loss attributable to common stock                             (427)               (570)

Basic and Diluted Earnings (Loss) per Common Share
  Continuing operations                                         $ (.05)             $ (.06)
  Discontinued operations                                          .01                 .01
                                                                ------              ------
  Net income (loss) attributable to common stock                $ (.04)             $ (.05)
                                                                ======              ======


                                                                 As of September 30, 2003
                                                             -------------------------------
                                                             As originally
Selected balance sheet data:                                   reported          As restated
----------------------------                                 -------------       -----------

Licensing and royalty income receivable                        $    150           $     99
Prepaid expenses and other current assets                           145                 95
Total current assets                                              2,378              2,277
Total assets                                                      5,216              5,115
Deferred revenue                                                    145                187
Total current liabilities                                           748                790
Total liabilities                                                 1,182              1,224
Accumulated deficit                                             (18,380)           (18,523)
Total stockholders' equity                                        4,034              3,891
Total liabilities and stockholders' equity                        5,216              5,115

                                                      For the nine months ended September 30, 2003
                                                      --------------------------------------------
                                                             As originally
Selected statement of cash flows data:                         reported          As restated
--------------------------------------                       -------------       -----------

Net loss                                                         $(427)             $(570)
Receivables due under licensing
 and royalty agreements                                             16                 67
Prepaid expenses and other assets                                    1                 51
Deferred revenue                                                     -                 42

3.    Discontinued Operations

On May 31, 2002, the shareholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The Companion Pet Products division, which is presented as a discontinued operation, incurred a loss of $36,000 from the sale of the Companion Pet Products division for the three months ended September 30, 2002 related to post-closing adjustments. For the three months ended September 30, 2003, the Company incurred a loss of $15,000 related to regulatory expenses at the Companion Pet Products site. For the nine months ended September 30, 2002, the Company incurred a loss from discontinued operations of $401,000 and a $12,432,000 gain on the sale of the Companion Pet Products division. For the nine months ended September 30, 2003, the Company had a net gain of $154,000, which represented an insurance settlement, net of legal costs, of $169,000 for damages incurred by the Company as a result of the heating oil leak at the Companion Pet Products manufacturing site (see Note 8), reduced by the $15,000 of regulatory expenses.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

4.    Marketable Securities

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

5.    Debt

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

7.    Stock-Based Compensation

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


                                             Three months ended September 30,    Nine months ended September 30,
                                             --------------------------------    -------------------------------
                                                      2003          2002                 2003         2002
                                                      ----          ----                 ----         ----
                                                 (as restated)                      (as restated)

Net income (loss) attributable to
 common stock - as reported                          $(257)        $(877)               $(570)        $7,930
Deduct: Total stock-based employee
 and directors compensation expense
 determined under fair value based method               (5)          (14)                 (20)          (430)
                                                     -----         -----                -----         ------
Net income (loss) attributable to
 common stock - pro forma                            $(262)        $(891)               $(590)        $7,500
                                                     =====         =====                =====         ======
Net income (loss) per share - as reported
  Basic and diluted                                  $(.02)        $(.07)               $(.05)        $  .69
Net income (loss) per share - pro forma
  Basic and diluted                                  $(.02)        $(.08)               $(.05)        $  .66

8.    Regulatory Proceedings and Legal Proceedings

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

9.    Recent Pronouncements

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

10.   Employment and License Agreements

On September 26, 2003, the Company signed an employment agreement with Dr. Michael Holick. Dr. Holick will serve as the Company's Vice President of Research and Development and Chief Scientific Officer for a three year term. On the same date, the Company entered into a Memorandum of Agreement with Dr. Holick stating that before December 31, 2003, the Company would enter into a License Agreement with Dr. Holick, whereby Dr. Holick will grant the Company an exclusive license to all of his rights to the parathyroid hormone related peptide technologies

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

and the glycoside technologies that he developed for various clinical usages, including treatment of psoriasis, hair loss and other skin disorders. In consideration for entering the Memorandum of Agreement, Dr. Holick received a $50,000 non-refundable payment. The $50,000 was expensed because the technologies are in a preliminary development phase and do not have any readily determinable alternative future use.

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

Also, during the third quarter ended September 30, 2003, the Company entered into an employment agreement with Dr. Michael Holick to serve as the Company's Vice President of Research and Development and Chief Scientific Officer. In addition, the Company entered into a memorandum of agreement with Dr. Holick to license all of his rights to the parathyroid hormone related peptide technologies and the glycoside technologies that he had developed for various clinical usages (the PTH and Glycoside Technologies). Pursuant to this agreement, Dr. Holick was paid a $50,000 non-refundable payment. The payment was originally capitalized and included with prepaid expenses and other current assets as of September 30, 2003. Since the PTH and Glycoside Technologies are in a preliminary development phase and do not have any readily determinable alternative future use, it was subsequently determined that the payment should have been expensed. Product development and research expenses have been increased by $50,000 in the consolidated statements of operations for the three and nine months ended September 30, 2003.

Except as otherwise specifically noted, all information contained herein is as of September 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.

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

Results of Operations

Three months ended September 30, 2003 compared to September 30, 2002

The Company had a net loss attributable to common stock of $257,000, or $(.02) per share, for the quarter ended September 30, 2003 compared to net loss attributable to common stock of $877,000, or $(.07) per share, for the quarter ended September 30, 2002.

Total revenues for the quarter ended September 30, 2003 were $899,000, compared to $1,146,000 for the quarter ended September 30, 2002. The decrease in revenues was primarily due to lower product sales to Estee Lauder and Vetoquinol and a decrease in J&J royalty income.

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

Selling, general and administrative expenses increased $22,000, or 4%, from $567,000 in the quarter ended September 30, 2002. As a percentage of revenues, these expenses were 49% of revenues in the third quarter of 2002 compared to 66% in the third quarter of 2003. The increase is primarily due to higher legal expenses offset by lower salary and travel and entertainment expenses.

Product development and research expenses increased $73,000, or 48%, compared to the quarter ended September 30, 2002. The increase is a result of additional projects that are being worked on for existing and potential new customers and a $50,000 non-refundable payment to Dr. Holick based on a Memorandum of Agreement the Company signed with Dr. Holick on September 26, 2003 (see Note 10).

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

Nine months ended September 30, 2003 compared to September 30, 2002

The Company had a net loss attributable to common stock of $570,000, or $(.05) per share, for the nine months ended September 30, 2003 compared to net income attributable to common stock of $7,930,000, or $.69 per share, for the nine months ended September 30, 2002.

Total revenues for the nine months ended September 30, 2003 were $2,751,000, which represents a decrease of $522,000, or 16%, from revenues of $3,273,000 for the nine months ended September 30, 2002. The decrease in revenues was primarily due to lower product sales to Estee Lauder and two other customers and lower J&J royalty income offset by increased product sales to Vetoquinol, Genesis and new customers.

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

Selling, general and administrative expenses increased $46,000, or 2%, from $1,895,000 for the nine months ended September 30, 2002. As a percent of revenues, these expenses were 58% of revenues for the first nine months of 2002 compared to 71% for the first nine months of 2003. The increase is primarily due to a $202,000 severance expense accrued in the second quarter of 2003 for the cost of the benefits to be provided by the Company under a severance package to one of the Company's executives, offset by a decline in salary expense due to staff reductions after the sale of the Companion Pet Products division.

Product development and research expenses increased $109,000, or 26%, compared to the nine months ended September 30, 2002. The increase is a result of additional projects that are being worked on for existing and potential new customers and a $50,000 non-refundable payment to Dr. Holick based on a Memorandum of Agreement the Company signed with Dr. Holick on September 26, 2003 (see Note 10).

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

      None.

ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            *11.01 Severance Agreement between John Ambrose and IGI, Inc. dated as of August 15, 2003.

            *11.02 Employment Agreement between Michael F. Holick MD, Ph.D. and IGI, Inc. dated as of September 26, 2003.

            *11.03 Memorandum of Agreement between Michael F. Holick, MD, Ph.D. and IGI, Inc. dated as of September 26, 2003.

            31.1    Certification of the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2    Certification of the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the stated Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
2003.

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