Form 10-Q
period 2004-03-31
IGI INC
filed 2004-05-14
CIK 352998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended                      Commission File No.
         -----------------                      -------------------
           March 31, 2004                            001-08568


                                  IGI, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Delaware                                  01-0355758
    --------------------------------                 -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


      105 Lincoln Avenue, Buena, NJ                        08310
----------------------------------------                  ----------
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

           Common Shares Outstanding at May 10, 2004 is 11,581,780

ITEM 1.  Financial Statements

                        PART I  FINANCIAL INFORMATION

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)


                                                  Three months ended March 31,
                                                  ----------------------------
                                                        2004            2003
                                                        ----            ----

Revenues:
  Product sales, net                                   $ 855         $  805
  Licensing and royalty income                           132            203
                                                       -----         ------
      Total revenues                                     987          1,008

Cost and expenses:
  Cost of sales                                          349            330
  Selling, general and administrative expenses           429            499
  Product development and research expenses              213            147
                                                       -----         ------
Operating profit (loss)                                   (4)            32
Interest income                                            9              6

Income before provision for income taxes                   5             38
Provision for income taxes                                (2)            (2)
                                                       -----         ------

Net income                                             $   3         $   36
                                                       =====         ======

Basic Earnings Per Common Share
  Net income per share                                 $   -         $    -

Diluted Earnings Per Common Share
  Net income per share                                 $   -         $    -

Weighted Average of Common Stock and
 Common Stock Equivalents Outstanding
  Basic                                              11,447,253    11,382,692
  Diluted                                            12,018,279    11,479,206

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share data)


                                                               March 31, 2004    December 31, 2003
                                                               --------------    -----------------
                                                                 (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                       $    639            $    821
  Restricted cash                                                       50                  50
  Marketable securities                                                804                 800
  Accounts receivable, less allowance for doubtful accounts
   of $10 and $16 in 2004 and 2003, respectively                       514                 350
  Licensing and royalty income receivable                                5                  17
  Inventories                                                          213                 192
  Prepaid expenses and other current assets                            201                 133
                                                                  --------            --------
      Total current assets                                           2,426               2,363
Property, plant and equipment, net                                   2,541               2,607
Other assets                                                           230                  54
                                                                  --------            --------
      Total assets                                                $  5,197            $  5,024
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $     49                 105
  Accrued payroll                                                       50                  75
  Other accrued expenses                                               299                 301
  Income taxes payable                                                   9                   7
  Deferred income                                                      238                 165
                                                                  --------            --------
      Total current liabilities                                        645                 653
Deferred income                                                        171                 205
                                                                  --------            --------
      Total liabilities                                                816                 858
                                                                  --------            --------

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares authorized;
   13,530,854 and 13,351,237 shares issued in 2004 and 2003,
   respectively                                                        135                 134
    Additional paid-in capital                                      23,909              23,702
    Accumulated deficit                                            (18,272)            (18,275)
  Less treasury stock, 1,965,740 shares
   at cost in 2004 and 2003                                         (1,395)             (1,395)
  Accumulated other comprehensive income                                 4                   -
                                                                  --------            --------
      Total stockholders' equity                                     4,381               4,166
                                                                  --------            --------
      Total liabilities and stockholders' equity                  $  5,197            $  5,024
                                                                  ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)


                                                              Three months ended March 31,
                                                              ----------------------------
                                                                    2004       2003
                                                                    ----       ----

Cash flows from operating activities:
  Net income                                                       $   3      $   36
  Reconciliation of net income to net cash used
   in operating activities:
    Depreciation and amortization                                     70          64
    Provision for (reversal of) loss on accounts
     receivable and inventories                                       (6)          6
    Recognition of deferred income                                   (46)        (34)
    Stock compensation expense                                         -          26
  Changes in operating assets and liabilities:
    Accounts receivable                                             (158)         41
    Inventories                                                      (21)        (44)
    Licensing and royalty income receivable                           12          (2)
    Prepaid expenses and other assets                                (68)       (108)
    Accounts payable, accrued expenses and deferred income             2        (205)
    Income taxes payable                                               2          (2)
                                                                   -----      ------

      Net cash used in operating activities                         (210)       (222)
                                                                   -----      ------

Cash flows from investing activities:
  Capital expenditures                                                 -         (19)
  Increase in other assets                                          (180)          -
                                                                   -----      ------
      Net cash used in investing activities                         (180)        (19)
                                                                   -----      ------

Cash flows from financing activities:
  Repayment of debt                                                    -          (4)
  Borrowings from EDA loan                                             -          10
  Proceeds from exercise of common stock options and
   purchase of common stock                                          208           4
  Purchase of treasury shares                                          -         (11)
                                                                   -----      ------
      Net cash provided by (used in) financing activities            208          (1)
                                                                   -----      ------

Net decrease in cash and equivalents                                (182)       (242)
Cash and equivalents at beginning of period                          821       1,999
                                                                   -----      ------
Cash and equivalents at end of period                              $ 639      $1,757
                                                                   =====      ======

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K Annual Report").

Estee Lauder, a significant customer, accounted for $438,000 or 44% of revenues for the first quarter of 2004 and $579,000 or 57% of revenues for the first quarter of 2003. It is anticipated that Estee Lauder will be purchasing a Novasome(R) mixing machine from the Company later in 2004 and will pay the Company a royalty per kilo on all Novasome(R) products manufactured by Estee Lauder in-house. The Company's contract manufacturing of Estee Lauder non-Novasome(R) products, which accounted for $131,000 of the above revenues in 2004, is scheduled to terminate on June 30, 2004, without any future royalties or other payments to be received by the Company on any non-Novasome(R) products manufactured by Estee Lauder. In addition, during the six month period from January through June 2004, the Company has agreed to provide Estee Lauder's contract manufacturing services at a reduced price of $2.00 per kilo, as compared to the prior rate of $3.03 per kilo. As of this time, a formal agreement with Estee Lauder has not been signed by the Company, but one is anticipated to be signed within the next three months.

2.    Marketable Securities

Marketable securities at March 31, 2004 consists of an investment in a short term bond mutual fund. The Company currently classifies all marketable securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale marketable securities as of March 31, 2004 are as follows (amounts in thousands):


                                      Gross         Gross
                      Amortized    Unrealized    Unrealized    Fair
                         Cost         Gains        Losses      Value
                      ---------    ----------    ----------    -----

Mutual Funds
2004                     $800          $4           $  -       $804

There were no sales of available-for-sale marketable securities during the three months ended March 31, 2004 or 2003.

3.    Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at March 31, 2004 and December 31, 2003 consist of:


                  March 31, 2004    December 31, 2003
                  --------------    -----------------
                         (amounts in thousands)

Finished goods         $ 32               $ 15
Raw materials           181                177
                       ----               ----
Total                  $213               $192
                       ====               ====

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

4.    Stock-Based Compensation

Compensation costs attributable to stock option and similar plans are recognized based on the difference, if any, between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method). No stock-based employee compensation cost is reflected in net income for options that have been granted, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Since the Company uses the intrinsic value method, it makes pro forma disclosures of net income (loss) and net income (loss) per share as if the fair-value based method of accounting had been applied.

If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:


                                                        2004     2003
                                                        ----     ----
                                         (in thousands, except per share information)

Net income - as reported                                $  3     $ 36
Deduct: Total stock-based employee
 compensation expense determined
 under the fair-value based method                       (20)      (9)
                                                        ----     ----
Net income (loss) - pro forma                           $(17)    $ 27
                                                        ====     ====
Income (loss) per share - as reported
  Basic and diluted                                     $.00     $.00
                                                        ====     ====
Income (loss) per share - pro forma
  Basic and diluted                                     $.00     $.00
                                                        ====     ====

5.    Legal and U.S. Regulatory Proceedings

Gallo Matter

As previously reported by the Company in its historical filings with the SEC, including without limitation its Form 10-K for the year ending December 31, 1999, for most of 1997 and 1998 the Company was subject to intensive government regulatory scrutiny by the U.S. Departments of Justice, Treasury and Agriculture. In June 1997, the Company was advised by the Animal and Plant Health Inspection Service ("APHIS") of the United States Department of Agriculture ("USDA") that the Company had shipped quantities of some of its poultry vaccine products without complying with certain regulatory and record keeping requirements. The USDA subsequently issued an order that the Company stop shipment of certain of its products. Shortly thereafter, in July 1997, the Company was advised that the USDA's Office of Inspector General had commenced an investigation into possible violations of the Virus Serum Toxin Act of 1914 and alleged false statements made to APHIS. In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC.

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

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

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

As of the date hereof, neither the Company nor Mr. Gallo have filed suit against each other in the Superior Court of New Jersey or any other court of competent jurisdiction to reinstitute the claims, in whole or part, previously at issue in the Consolidated Action, and pursuant to the previous order of dismissal entered in the Consolidated Action, the statute of limitation on all claims and defenses continues to be tolled as to both parties. However, the Company did receive a letter dated November 21, 2003 from Mr. Gallo's attorneys seeking to reach a settlement of the claims asserted against IGI in the Gallo Action without further resort to the courts. The letter provides a general description of Mr. Gallo's claims and a calculation of damages allegedly sustained by Mr. Gallo relative thereto. The letter states that Mr. Gallo's damages are calculated to be in the range of $3,400,000 to $5,100,000. The Company denies liability for the claims and damages alleged in the letter from Mr. Gallo's counsel dated November 21, 2003, and as such, the Company did not make any formal response thereto. Mr. Gallo has contacted the Company's Chief Executive Officer and Chairman, Frank Gerardi, in a continued effort to initiate settlement discussions. As of the present date, the Company continues to deny any merit and/or liability for the claims alleged by Mr. Gallo and has not engaged in any formal settlement discussions with either Mr. Gallo or his attorneys.

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

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

IGI has tendered to its insurers the Third Party Complaint for defense and indemnification and is waiting to receive a response thereto. The Company will proceed with its defense of the Third Party Complaint in the Novavax Action in accordance with the rules of Court pursuant to advice of counsel.Mr. Gallo has not specified the amount of damages sought to be recovered in the Novavax Action, and hence, the amount in controversy in the Novavax Action is currently unknown.

6.    License Agreement with Dr. Michael Holick

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

On April 19, 2004, IGI signed a sublicense agreement with a third party entity for the PTH (1-34) technology under which the third party will be obligated at its sole cost and expense to develop and bring the PTH (1-34) technology to market as timely and efficiently as possible, which includes its sole responsibility for the cost of preclinical and clinical development, research and development, manufacturing, laboratory and clinical testing and trials and marketing of products. In addition, the sublicense agreement calls for various payments to IGI throughout the term. IGI was paid a lump sum sublicense fee of $300,000, from which amount IGI paid the sum of $232,000, representing the $236,000 payment due to Dr. Holick in accordance with the terms of his License Agreement with the Company, net of $4,000 of additional legal fees. Certain subsequent royalty payments received by the Company under the sublicense agreement will be shared with Holick after the Company has recovered any payments previously made to Holick under the License Agreement and an amount equal to the value of the options received by Holick under the License Agreement. The Company is responsible for any and all costs, fees and expenses for the prosecution and oversight of any intellectual property rights related to the licensed technologies. Subject to Holick's early termination right as provided below, the term of the License Agreement is the longer of twenty (20) years or the life of each of the patents thereunder. However, if within 90 days from the effective date of the License Agreement, the Company has not entered into a sublicense agreement for the Glycoside Technologies, Holick has the right to terminate the License Agreement as to the Glycoside Technologies only. The Company is engaged in discussions with the same third party entity for a similar sublicense for the PTH (7-34) technology. As of May 14, 2004, Dr. Holick has not exercised his right to terminate the License Agreement as to the Glycoside Technologies.

The $50,000 payment was expensed because the PTH and Glycoside Technologies are in a preliminary development phase and do not have any readily determinable alternative future use. The $236,000 cash payment and the other consideration called for under the License Agreement (i.e., amounts advanced for the prosecution and oversight of any intellectual property rights related to the licensed technologies and the value ascribed to the stock options) will be expensed by the Company in the second quarter of 2004.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 2003 10-K Annual Report, that could cause actual results to differ materially from the Company's expectations. See "Factors Which May Affect Future Results" below and in the 2003 10-K Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

Recent Events

On April 19, 2004, IGI signed a sublicense agreement with a third party entity for the PTH (1-34) technology under which the third party will be obligated at its sole cost and expense to develop and bring the PTH (1-34) technology to market as timely and efficiently as possible, which includes its sole responsibility for the cost of preclinical and clinical development, research and development, manufacturing, laboratory and clinical testing and trials and marketing of products. In addition, the sublicense agreement calls for various payments to IGI throughout the term. IGI was paid a lump sum sublicense fee of $300,000, from which amount IGI paid the sum of $232,000, representing the $236,000 payment due to Dr. Holick in accordance with the terms of his License Agreement with the Company, net of $4,000 of additional legal fees. Such amount will be expensed in the second quarter of 2004, because the technologies are in a preliminary development stage and do not have any readily determinable alternative future use. Further, over the course of the sublicense, milestone payments will be made to IGI as certain stages of development are reached, and royalty payments will be paid to IGI on sales of all sublicensed products that go to market. Certain subsequent royalty payments received by the Company under the sublicense agreement will be shared with Dr. Holick after the Company has recovered any payments previously made to Dr. Holick under the License Agreement and an amount equal to the value of the options received by Dr. Holick under the License Agreement. The Company is also negotiating with the same third party for the potential sublicensing of the PTH (7-34) technology under a similar term structure.

The Company continues discussions with Estee Lauder on revising the way they will do business with them in the future. As of this time, a formal agreement has not been signed by the two entities, but it is anticipated that one will be signed within the next three months. It is anticipated that Estee Lauder will be purchasing a Novasome(R) mixing machine from the Company later in 2004 and will pay the Company a royalty per kilo on all Novasome(R) products manufactured by Estee Lauder in-house. In consideration of the foregoing, Estee Lauder has agreed to release the Company from its contractual exclusivity restrictions, which will now enable the Company to sell its products in department and specialty stores.

In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize their patented technology for an electroless nickel boride metal finishing process. This will be a new venture for the Company and will require an initial capital expenditures of approximately $500,000, of which $180,000 has been paid to UCT to date, as a down payment to purchase property and equipment and commits the Company to purchase a minimum of $25,000 of raw materials from UCT in the first year of the license, $75,000 during the second year and $150,000 during the third and subsequent years. The Company will also be required to hire at least one new employee to oversee the facility operations at a estimated cost of $60,000 per year. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI shareholder, has personally invested $250,000 in UCT, which epresents less than a 1% ownership interest by Mr. Gerardi in UCT.

IGI has given written notice under the terms of the employment agreement dated August 31, 2000 between Domenic N. Golato, Chief Financial Officer, and IGI that IGI will not extend the employment agreement that is in effect until June 30, 2004.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Results of Operations

Quarter ended March 31, 2004 compared to March 31, 2003

The Company had net income of $3,000, or $.00 per share, for the quarter ended March 31, 2004 compared to net income of $36,000, or $.00 per share, for the quarter ended March 31, 2003.

Total revenues for the quarter ended March 31, 2004 were $987,000, compared to $1,008,000 for the quarter ended March 31, 2003, or a $21,000 decrease. The decrease is primarily due to lower royalty income from Johnson & Johnson Consumer Products, Inc., partially offset by higher product sales to new customers.

As a percentage of product sales, cost of sales was 41% for both of the quarters ended March 31, 2004 and March 31, 2003.

Selling, general and administrative expenses decreased $70,000, or 14%, from $499,000 in the quarter ended March 31, 2003. As a percentage of revenues, these expenses were 50% of revenues in the first quarter of 2003 compared to 43% for the first quarter of 2004. Overall, expenses decreased primarily due to lower executive salaries and travel and entertainment costs.

Product development and research expenses increased $66,000, or 45%, compared to the quarter ended March 31, 2003. The increase in expenses is a result of additional projects that are being worked on for existing and potential new customers, as well as additional personnel.

Interest income increased from $6,000 in the quarter ended March 31, 2003 to $9,000 in the quarter ended March 31, 2004.

Liquidity and Capital Resources

The Company's operating activities used $210,000 of cash during the first quarter of 2004 compared to $222,000 used in the comparable quarter of 2003. Payments for insurance premiums and the increase in accounts receivable were the major use of cash in 2004.

The Company used $180,000 of cash in the first quarter of 2004 for investing activities compared to $19,000 used in investing activities in the first quarter of 2003. The $180,000 represents a down payment to Universal Chemical Technologies, Inc. ("UCT") to purchase machinery and equipment related to the electroless nickel boride finishing operations that will be set up in the Company's Buena facility, while 2003's investing activities were for the purchase of computers and machinery and equipment.

The Company's financing activities provided $208,000 of cash in the first quarter of 2004 compared to $1,000 utilized by financing activities in the first quarter of 2003. The cash provided in 2004 represents proceeds from the exercise of stock options. The cash utilized in 2003 is primarily the result of the purchase of Company stock as part of a stock buy-back program, offset by funding from the EDA loan.

The Company's principal sources of liquidity are cash from operations, cash and cash equivalents and marketable securities. Management believes that existing cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to meet the Company's foreseeable cash needs for at least the next year. In addition, two shareholders of the Company have agreed to loan the Company up to $500,000 each, if necessary, to fund the Company's deficit through March 31, 2005. There may be acquisition and other growth opportunities, however, that require additional external financing. Management may, from time to time, seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

There have been no material changes to the Company's contractual commitments as reflected in the 2003 10-K Annual Report.

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

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The Company was subject to periodic review by the AMEX staff during the extension period. Based on the Company's reported results for 2002, the Company was not in compliance with the AMEX listing standards for income from continuing operations. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. Based on the Company's 2003 year-end results, the Company was not in compliance with the AMEX requirement for reporting income from continuing operations and net income for the year ended December 31, 2003.

As of the date of the filing of the Form 10-Q for the quarter ended March 31, 2004, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

Critical Accounting Policies

There have been no material changes to the Company's critical accounting policies as reflected in the 2003 10-K Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 4.  Controls and Procedures

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

The Company's management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

                         IGI, INC. AND SUBSIDIARIES
                    PART II OTHER INFORMATION, Continued

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

As of the date hereof, neither the Company nor Mr. Gallo have filed suit against each other in the Superior Court of New Jersey or any other court of competent jurisdiction to reinstitute the claims, in whole or part, previously at issue in the Consolidated Action, and pursuant to the previous order of dismissal entered in the Consolidated Action, the statute of limitation on all claims and defenses continues to be tolled as to both parties. However, the Company did receive a letter dated November 21, 2003 from Mr. Gallo's attorneys seeking to reach a settlement of the claims asserted against IGI in the Gallo Action without further resort to the courts. The letter provides a general description of Mr. Gallo's claims and a calculation of damages allegedly sustained by Mr. Gallo relative thereto. The letter states that Mr. Gallo's damages are calculated to be in the range of $3,400,000 to $5,100,000. The Company denies liability for the claims and damages alleged in the letter from Mr. Gallo's counsel dated November 21, 2003, and as such, the Company did not make any formal response thereto. Mr. Gallo has contacted the Company's Chief Executive Officer and Chairman, Frank Gerardi, in a continued effort to initiate settlement discussions. As of the present date, the Company continues to deny any merit and/or liability for the claims alleged by Mr. Gallo and has not engaged in any formal settlement discussions with either Mr. Gallo or his attorneys.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None.

ITEM 3.  Defaults Upon Senior Securities

      None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None.

ITEM 5.  Other Information

      None.

                         IGI, INC. AND SUBSIDIARIES
                    PART II OTHER INFORMATION, Continued

ITEM 6.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

             10.109 Sublicense Agreement between IGI, Inc. and Tarpan Therapeutics, Inc. dated April 19, 2004.

             31.1 Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

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