Form 10-Q
period 2004-09-30
IGI INC
filed 2004-11-12
CIK 352998

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                             ___________________

                                  Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to__________________

                      Commission File Number 001-08568
                             ___________________

                                  IGI, Inc.
           (Exact name of registrant as specified in its charter)

                 Delaware                                     01-0355758
     (State or other Jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)

           105 Lincoln Avenue
           Buena, New Jersey                                     08310
(Address of Principal Executive Offices)                      (Zip Code)

                               (856) 697-1441
            (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]    No  [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  [ ]    No  [X]

      The number of shares outstanding of the issuer's class of common stock, as of the latest practicable date:

         Common Shares Outstanding at October 26, 2004 is 11,581,780

                                   PART I
                            FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share information)
                                 (Unaudited)


                                                           Three months ended             Nine months ended
                                                             September 30,                  September 30,
                                                      ---------------------------    ---------------------------
                                                                    (as restated)                  (as restated)
                                                         2004            2003        2004               2003
                                                         ----            ----        ----               ----

Revenues:
  Sales, net                                          $      383     $      748      $    2,023     $    2,271
  Licensing and royalty income                               199            151             744            480
                                                      ----------     ----------      ----------     ----------
      Total revenues                                         582            899           2,767          2,751

Cost and expenses:
  Cost of sales                                              244            326             930          1,011
  Selling, general and administrative expenses               320            589           1,406          1,941
  Product development and research expenses                  241            225           1,504            528
                                                      ----------     ----------      ----------     ----------
Operating (loss)                                            (223)          (241)         (1,073)          (729)
Interest income (expense), net                                 6              -              21              8
Loss on sale of investment securities                         (1)             -              (1)             -
Other income, net                                              1              -               1              -
(Loss) from continuing operations before
 provision for income taxes                                 (217)          (241)         (1,052)          (721)
Provision for income taxes                                     2              1               6              3
                                                      ----------     ----------      ----------     ----------

Loss from continuing operations                             (219)          (242)         (1,058)          (724)
                                                      ----------     ----------      ----------     ----------

Discontinued operations:
  Gain (loss) on sale of discontinued business                 -            (15)              -            154
                                                      ----------     ----------      ----------     ----------
Net (loss) attributable to common stock               $     (219)    $     (257)     $   (1,058)    $     (570)
                                                      ==========     ==========      ==========     ==========

Basic and Diluted Earnings (Loss) per Common Share
  Continuing operations                               $     (.02)    $     (.02)     $     (.09)    $     (.06)
  Discontinued operations                                      -              -               -            .01
                                                      ----------     ----------      ----------     ----------
  Net (loss) per common share                         $     (.02)    $     (.02)     $     (.09)    $     (.05)
                                                      ==========     ==========      ==========     ==========

Weighted Average of Common Stock and
 Common Stock Equivalents Outstanding
  Basic and diluted                                   11,581,780     11,355,965      11,536,337     11,379,905

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share information)


                                                                September 30, 2004    December 31, 2003
                                                                ------------------    -----------------
                                                                    (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                          $    243             $    821
  Restricted cash                                                          50                   50
  Marketable securities                                                   574                  800
  Accounts receivable, less allowance for doubtful accounts
   of $10 and $16 in 2004 and 2003, respectively                          208                  350
  Licensing and royalty income receivable                                 159                   17
  Inventories                                                             198                  192
  Prepaid expenses and other current assets                                67                  133
                                                                     --------             --------
      Total current assets                                              1,499                2,363
Property, plant and equipment, net                                      2,993                2,607
Other assets                                                               43                   54
                                                                     --------             --------
      Total assets                                                   $  4,535             $  5,024
                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         89                  105
  Accrued payroll                                                          41                   75
  Other accrued expenses                                                  313                  301
  Income taxes payable                                                      9                    7
  Deferred income                                                         147                  165
                                                                     --------             --------
      Total current liabilities                                           599                  653
  Deferred income                                                         104                  205
                                                                     --------             --------
      Total liabilities                                                   703                  858
                                                                     --------             --------

Commitments and contingencies (Notes 14 and 15)

Stockholders' equity:
  Common stock $.01 par value, 50,000,000 shares authorized;
   13,547,520 and 13,351,237 shares issued in 2004 and 2003,
   respectively                                                           136                  134
  Accumulated other comprehensive income                                  (35)                   -
  Additional paid-in capital                                           24,459               23,702
  Accumulated deficit                                                 (19,333)             (18,275)
  Less treasury stock at cost, 1,965,740 shares
  in 2004 and 2003                                                     (1,395)              (1,395)
                                                                     --------             --------

      Total stockholders' equity                                        3,832                4,166
                                                                     --------             --------
      Total liabilities and stockholders' equity                     $  4,535             $  5,024
                                                                     ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)


                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                     2004                 2003
                                                                     ----                 ----
                                                                                     (as restated)

Cash flows from operating activities:
  Net (loss)                                                       $(1,058)             $  (570)
  Reconciliation of net (loss) to net cash used
   in operating activities:
    Gain on sale of discontinued operations                              -                 (154)
    Depreciation and amortization                                      206                  196
    Loss on sale of investment securities                                1                    -
    Provision for accounts and notes receivable and inventories          -                   17
    Recognition of deferred income                                    (119)                (101)
    Directors' stock issuance                                            -                   26
    Non employee stock options                                         537                    -
  Changes in operating assets and liabilities:
    Accounts receivable                                                148                   27
    Inventories                                                        (12)                 (23)
    Receivables due under licensing and royalty agreements            (142)                  67
    Prepaid expenses and other assets                                   66                   51
    Accounts payable and accrued expenses                              (38)                (163)
    Income taxes payable                                                 2                   (5)
    Deferred revenue                                                     -                   42
                                                                   -------              -------
  Net cash used in operating activities                               (409)                (590)
                                                                   -------              -------
  Cash flows from investing activities:
    Capital expenditures                                              (581)                 (86)
    Purchase of marketable securities                                 (110)                (801)
    Proceeds from sale of marketable securities                        300                    -
    Increase in other assets                                             -                    1
    Proceeds from sale of discontinued operations                        -                  154
                                                                   -------              -------
  Net cash (used in) investing activities                             (391)                (732)
                                                                   -------              -------
  Cash flows from financing activities:
    Borrowings from EDA loan                                             -                   46
    Repayment of EDA loan                                                -                  (15)
    Proceeds from exercise of common stock options and
     purchase of common stock                                          222                    4
    Net increase in marketable securities                                -                    -
    Treasury shares purchased                                            -                  (80)
                                                                   -------              -------
  Net cash provided by (used in) financing activities                  222                  (45)
                                                                   -------              -------
  Net increase (decrease) in cash and cash equivalents                (578)              (1,367)
  Cash and cash equivalents at beginning of period                     821                1,999
                                                                   -------              -------
  Cash and cash equivalents at end of period                       $   243              $   632
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

      Estee Lauder, a significant customer, accounted for $1,089,000 or 54% of sales for the nine months ended September 30, 2004 and $1,522,000 or 67% of sales for the nine months ended September 30, 2003. The Company has renegotiated its contract with Estee Lauder. Estee Lauder will be manufacturing all Novasome(R) and non Novasome(R) products in house and will pay the Company a one time payment of $100,000 plus a royalty per kilo on all Novasome(R) products manufactured by Estee Lauder, including all new products developed. The Company's contract manufacturing of Estee Lauder non-Novasome(R) products, which accounted for $400,000 of the above sales in 2004, terminated on June 30, 2004, without any future royalties or other payments to be received by the Company on any non-Novasome(R) products manufactured by Estee Lauder. In addition, during the six month period from January through June 2004, the Company agreed to provide Estee Lauder's contract manufacturing services at a reduced price of $2.00 per kilo, as compared to the prior rate of $3.03 per kilo. As of September 30, 2004, a formal agreement with Estee Lauder has not been signed by the Company, but one is anticipated to be signed within the near future.

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

2.    Marketable Securities

      Marketable securities at September 30, 2004 consist of an investment in a short term bond mutual fund and an investment in securities. The Company currently classifies all marketable securities as available-for-sale, in accordance with Statement of Financial Accounting Standards (SFAS) 115. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

      The activity of the available-for-sale marketable securities as of September 30, 2004 is as follows (amounts in thousands):


                                     Gross         Gross
                      Amortized    Unrealized    Unrealized    Fair     Carrying
                         Cost        Gaines        Losses      Value     Amount
                      ---------    ----------    ----------    -----    --------

      Mutual Funds       $499         $  -          $ (3)      $496       $496
      Securities          110            -           (32)        78         78
                         $609         $  -          $(35)      $574       $574

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued


      Sales of available-for-sale securities for the nine months ended September 30, 2004 were as follows:


      Proceeds from sales        $300
      Gross realized gains          -
      Gross realized losses        (1)

      The increase in net unrealized holding losses on available-for-sale securities in the amount of $35 was charged to stockholders' equity for the nine months ended September 30, 2004.

3.    Inventories

      Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at September 30, 2004 and December 31, 2003 consist of:


                        September 30, 2004    December 31, 2003
                        ------------------    -----------------
                                 (amounts in thousands)

      Finished goods           $ 19                 $ 15
      Raw materials             179                  177
      Total                    $198                 $192

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

      If compensation cost for all grants under the Company's stock option plans had been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:


                                                   Nine months ended
                                                     September 30,
                                                    2004        2003
                                                    ----        ----
                                               (in thousands, except per
                                                   share information)

      Net income (loss) - as reported             $(1,058)     $(570)
      Deduct: Total stock-based employee
       compensation expense determined
       under the fair-value based method
       (net of tax $0)                                136         20
                                                  -------      -----
      Net income (loss) - pro forma               $(1,194)     $(590)
                                                  =======      =====
      Income (loss) per share - as reported
        Basic and diluted                         $  (.09)     $(.05)
                                                  =======      =====
      Income (loss) per share - pro forma
        Basic and diluted                         $  (.11)     $(.05)
                                                  =======      =====

      The Company recorded a $537,000 expense related to non employee stock based compensation for the nine months ended September 30, 2004.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

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

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

      for all parties and all claims, and that the Company and Mr. Gallo were free to reinstate their suits against each other at a later date, with each party reserving all of their rights and remedies against the other.

      As of the date hereof, neither the Company nor Mr. Gallo have filed suit against each other in the Superior Court of New Jersey or any other court of competent jurisdiction to reinstitute the claims, in whole or part, previously at issue in the Consolidated Action, and pursuant to the previous order of dismissal entered in the Consolidated Action, the statute of limitation on all claims and defenses continues to be tolled as to both parties. However, the Company did receive a letter dated November 21, 2003 from Mr. Gallo's attorneys seeking to reach a settlement of the claims asserted against IGI in the Gallo Action without further resort to the courts. The letter provides a general description of Mr. Gallo's claims and a calculation of damages allegedly sustained by Mr. Gallo relative thereto. The letter states that Mr. Gallo's damages are calculated to be in the range of $3,400,000 to $5,100,000. The Company denies liability for the claims and damages alleged in the letter from Mr. Gallo's counsel dated November 21, 2003, and as such, the Company did not make any formal response thereto. Mr. Gallo has contacted the Company's Chief Executive Officer and Chairman, Frank Gerardi, in a continued effort to initiate settlement discussions. As of September 30, 2004, the Company continues to deny any merit and/or liability for the claims alleged by Mr. Gallo and has not engaged in any formal settlement discussions with either Mr. Gallo or his attorneys.

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

      In July 2004, Novavax filed a motion for summary judgment on all claims asserted under Gallo's First Amended Complaint (referred to as "the SJ Motion"). Gallo filed opposition to the SJ Motion contesting all relief sought thereunder. In August 2004, the court held a hearing on the SJ Motion and denied without prejudice the relief sought by the motion for dismissal of Gallo's First Amended Complaint. Upon information and belief, the parties are currently proceeding with discovery in the Novavax Action. The Company as a non-party witness in the Novavax Action was recently served by counsel for Gallo with a subpoena for the production of documents as responsive thereto.

      While as of the date hereof, Novavax has not sought to re-file its Third Party Complaint against IGI for which coverage was previously denied by its insurance carriers, but Novavax is not precluded from and may seek to do so in the future.

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

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited), Continued

      On April 19, 2004, IGI signed a sublicense agreement with a third party entity, Tarpan Therapeutics, Inc., for the PTH (1-34) technology under which the third party will be obligated at its sole cost and expense to develop and bring the PTH (1-34) technology to market as timely and efficiently as possible, which includes its sole responsibility for the cost of preclinical and clinical development, research and development, manufacturing, laboratory and clinical testing and trials and marketing of products. In addition, the sublicense agreement calls for various payments to IGI throughout the term. IGI was paid a lump sum sublicense fee of $300,000, from which amount IGI paid the sum of $232,000, representing the $236,000 payment due to Dr. Holick in accordance with the terms of his License Agreement with the Company, net of $4,000 of additional legal fees. Certain subsequent royalty payments received by the Company under the sublicense agreement will be shared with Holick after the Company has recovered any payments previously made to Holick under the License Agreement and an amount equal to the value of the options received by Holick under the License Agreement. The Company is responsible for any and all costs, fees and expenses for the prosecution and oversight of any intellectual property rights related to the licensed technologies. Subject to Holick's early termination right as provided below, the term of the License Agreement is the longer of twenty (20) years or the life of each of the patents thereunder. However, if following 90 days from the effective date of the License Agreement, the Company has not entered into a sublicense agreement for the Glycoside Technologies; Holick has the right to terminate the License Agreement as to the Glycoside Technologies only. Dr. Holick has exercised his right to terminate the License Agreement as to the Glycoside Technologies. The Company is engaged in discussions with the same third party entity for a similar sublicense for the PTH (7-34) technology.

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

      In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize their patented technology for an electroless nickel boride metal finishing process. This will be a new venture for the Company and will require an initial capital expenditures of approximately $500,000, of which $456,000 has been paid to UCT to date to purchase property and equipment and commits the Company to purchase a minimum of $25,000 of raw materials from UCT in the first year of the license, $75,000 during the second year and $150,000 during the third and subsequent years. The Company has also been required to make several building improvements to accommodate the metal finishing equipment. Building improvements have amounted to $122,000 to date which was paid to various suppliers. The Company is anticipating an additional $175,000 to be spent to complete the building improvements required, bringing the initial capital expenditures to approximately $800,000 to complete the metal finishing process line. The Company has hired a new employee to oversee the facility operations at an annual salary of $60,000 per year. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI shareholder, has personally invested $350,000 in UCT, which represents less than a 1% ownership interest by Mr. Gerardi in UCT. The Company is anticipating revenues from this venture to begin in the first quarter of 2005.

      On July 27, 2004, the Company signed an exclusive license agreement with the University of Massachusetts Medical School (University) for the patented invention entitled "The Treatment of Skin with Adenosine or Adenosine Analogs". The Company intends to encapsulate adenosine or adenosine analogs in its Novasome for use in the skin care field. As consideration of the rights granted in this agreement, the Company has made nonrefundable payments of $25,000 upon the execution of this agreement and $25,000 in September 2004. Both of these payments, which amounts to $50,000, were expensed during the third quarter of 2004 and are included in the product development and research expenses. The agreement also calls for minimum royalty payments of $25,000 per year commencing on July 27, 2007. If the Company enters into a Sublicense agreement with a third party entity, which it will attempt to do, the Company shall pay the University 50% of all sublicense income.

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

Recent Events

The Company continues discussions with Estee Lauder on revising the way they will do business with them in the future. As of this time, a formal agreement has not been signed by the two entities, but it is anticipated that one will be signed within the next two weeks. Estee Lauder will be manufacturing all Novasome(R) products and pay the Company a royalty per kilo on all Novasome(R) products manufactured by Estee Lauder in-house plus a one time payment of $100,000. In consideration of the foregoing, Estee Lauder has agreed to release the Company from its contractual exclusivity restrictions, which will now enable the Company to sell its products in department and specialty stores.

On October 27, 2004 the Company announced the signing of a letter of intent for Senetek to acquire IGI in a stock-for-stock transaction in which Senetek shareholders would receive 60% of the shares of a newly formed holding company and IGI shareholders would receive 40%. The holding company would be organized in the United States and would seek listing on either the Nasdaq SmallCap Market or the American Stock Exchange. The transaction is subject to the satisfactory completion by each company of a due diligence review of the other company's business, technology, financial position and prospects, negotiation and execution of definitive agreements and their approval by the companies' respective Boards of Directors and shareholders, and satisfaction of all closing conditions specified in the definitive agreements. In addition, if the combined market capitalizations of the two companies, based on the average daily sale prices of their shares during a 20-trading day period following circulation of their respective proxy statements for the transaction, is less than $40 million (equivalent to a minimum of $16 million pro forma value for the 40% of the combined company's shares issuable to IGI shareholders), either party may terminate the transaction. IGI has agreed not to enter into any discussions with third parties for a possible business combination or other transaction not in the ordinary course of business for a period of 60 days while the due diligence investigations continue, although it may provide publicly available information pursuant to confidentiality agreements signed with third parties prior to the date of the letter of intent.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Three months ended September 30, 2004 compared to September 30, 2003

The Company had net loss of $219,000, or ($.02) per share, for the quarter ended September 30, 2004 compared to net loss of $257,000, or ($.02) per share, for the quarter ended September 30, 2003.

Total revenues for the quarter ended September 30, 2004 were $582,000, compared to $899,000 for the quarter ended September 30, 2003, or a $317,000 decrease. The decrease is primarily due to the loss of product sales to Estee Lauder during the quarter ended September 30, 2004.

As a percentage of product sales, cost of sales was 64% for the quarter ended September 30, 2004 and 44% for the quarter ended September 30, 2003. The increase in cost of sales was also a result of the loss of product sales to Estee Lauder for the quarter ended September 30, 2004, Estee Lauder product were sold at a higher gross margin percentage than other products resulting in the higher cost of sales for this quarter.

Selling, general and administrative expenses decreased $269,000, or 46%, from $589,000 in the quarter ended September 30, 2003. As a percentage of revenues, these expenses were 55% of revenues in the third quarter of 2004 compared to 66% for the second quarter of 2004. Overall, expenses decreased primarily due to lower executive salaries, travel and entertainment costs.

Product development and research expenses increased $16,000, or 7%, compared to the quarter ended September 30, 2003. The increase in expenses is mainly a result of the $50,000 payment to the University of Massachusetts in the quarter ended September 30, 2004 and new projects that are being worked on for existing and potential new customers.

Interest income increased from $0 in the quarter ended September 30, 2003 to $6,000 in the quarter ended September 30, 2004 from investments made in the current year.

Nine months ended September 30, 2004 compared to September 30, 2003

The Company had a net loss attributable to common stock of $1,058,000, or ($.09) per share, for the nine months ended September 30, 2004 compared to net loss attributable to common stock of $570,000, or ($.05) per share, for the nine months ended September 30, 2003.

Total revenues for the nine months ended September 30, 2004 were $2,767,000, which represents a increase of $16,000, or 1%, from revenues of $2,751,000 for the nine months ended September 30, 2003. The increase in revenues was due to a higher royalty revenues in the nine months ended September 30, 2004 from Estee Lauder and Tarpan Therapeutics offset by a loss of product sales from Estee Lauder and lower royalties from Johnson and Johnson. On June 30, 2004, the Company's revenue from Estee Lauder switched from product revenue to royalty revenue.

Cost of sales, as a percent of product sales, increased from 45% for the nine months ended September 30, 2003 to 46% for the nine months ended September 30, 2004. The increase in cost of sales was also a result of the loss of product sales to Estee Lauder for the quarter ended September 30, 2004, Estee Lauder product were sold at a higher gross margin percentage than other products resulting in the higher cost of sales for this quarter.

Selling, general and administrative expenses decreased $535,000, or 28%, from $1,941,000 for the nine months ended September 30, 2003. As a percent of revenues, these expenses were 71% of revenues for the first nine months of 2003 compared to 51% for the first nine months of 2004. The decrease is primarily due to a decline in salary and travel expenses from the elimination of three positions within the company during 2004.

                         IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Product development and research expenses increased $976,000, or 185%,
compared to the nine months ended     September 30, 2003. The increase in
expenses is a mainly a result of a non cash expense of $548,000 being recorded in the second quarter of 2004 related to the SFAS 123 value of 300,000 stock options granted to Dr. Holick under his license agreement and 25,000 stock options granted to Dr. Holick for his service on the Scientific Advisory Board, plus a cash payment made to Dr. Holick in accordance with his license agreement in the amount of $232,000.

Also, there was a $50,000 payment made to University of Massachusetts in accordance with their agreement. In addition, new projects are being worked on for existing and potential new customers and there are additional personnel.

Interest income increased $13,000 compared to the nine months ended September 30, 2003. The increase is due to higher interest rates on cash investments and better return on funds invested in mutual funds.

Liquidity and Capital Resources

The Company's operating activities used $409,000 of cash during the nine months ended September 30, 2004 compared to $590,000 used in the comparable period of 2003. Payments for professional fees and payments made to Dr. Holick in accordance with his license agreement, offset by lower salaries were the primary uses of cash in 2004.

The Company used $391,000 of cash in the nine months ended September 30, 2004 for investing activities compared to $732,000 used in investing activities in the first nine months of 2003. Payments to Universal Chemical Technologies, Inc. ("UCT") and other various vendors amounting to $581,000 was used to purchase machinery and equipment related to the electroless nickel boride finishing operations that will be set up in the Company's Buena facility, which was offset by sales of marketable securities amounting to $300,000, while 2003's investing activities were for the purchase of marketable securities.

The Company's financing activities provided $222,000 of cash in the nine months ended September 30, 2004 compared to $45,000 utilized by financing activities in the nine months ended September 30, 2003. The cash provided in 2004 represents proceeds from the exercise of stock options. The cash utilized in 2003 is primarily the result of the purchase of Company stock as part of a stock buy-back program, offset by funding from the EDA loan.

The Company's principal sources of liquidity are cash from operations, cash and cash equivalents and marketable securities. The Company has undergone many changes within the passed six months, the release of the exclusivity on the Estee Lauder contract which coincided with the loss of the Company manufacturing products for Estee Lauder, along with our expansion of the facility to house the metal plating line for UCT. These changes have made it necessary for the Company to utilize its cash. However, these changes were necessary to enable the Company for growth and expansion. Management was aware of the impact that these changes would have on the cash balance and management believes that existing cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to meet the Company's foreseeable cash needs for at least the next year If these funds are not sufficient, two shareholders of the Company have agreed to loan the Company up to $500,000 each, if necessary, to fund the Company's deficit through June 30, 2005 and other members of the board have agreed to exercise stock options to raise capital, if needed. There may be acquisition and other growth opportunities; however that require additional external financing. Management may, from time to time, seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

There have been no material changes to the Company's contractual commitments as reflected in the 2003 10-K Annual Report other than those disclosed in this Form 10-Q.

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

Revision of Current Contract with Estee Lauder
----------------------------------------------

Previously, the Company manufactured Novasome(R) products and contract manufacturing products for Estee Lauder using the raw materials supplied by Estee Lauder. The Company is currently renegotiating its agreement with Estee Lauder. The Company anticipates that the revised agreement will end all contract manufacturing. The Company also anticipates that Estee Lauder will manufacture Novasome(R) products in house and will pay the Company a one time payment of $100,000 plus a royalty on the volume produced. In addition, Estee Lauder will remove the exclusivity clause which will allow the Company to sell its products in department and specialty stores. Although it is the Company's belief that this will increase business and revenue in the future, there is no guarantee that it will occur.

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

As of the date of the filing of the Form 10-Q for the quarter ended
September 30, 2004, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

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

The Company does not use derivatives for any hedging or speculative strategies. Accordingly, at September 30, 2004, the Company is not a party to any derivative transactions. The Company classifies its investments in its marketable securities portfolio as available-for-sale and records them at fair value. The securities unrealized holding gains and losses are excluded from income and are recorded directly to stockholders' equity in accumulated other comprehensive income. Changes in interest rates are not expected to have an adverse effect on the Company's financial condition or results of operations.

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and Vice President of Finance, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Vice President of Finance believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries.

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

In July 2004, Novavax filed a motion for summary judgment on all claims asserted under Gallo's First Amended Complaint (referred to as "the SJ Motion"). Gallo filed opposition to the SJ Motion contesting all relief sought thereunder. In August 2004, the court held a hearing on the SJ Motion and denied without prejudice the relief sought by the motion for dismissal of Gallo's First Amended Complaint. Upon information and belief, the parties are currently proceeding with discovery in the Novavax Action. The Company as a non-party witness in the Novavax Action was recently served by counsel for Gallo with a subpoena for the production of documents as responsive thereto.

While as of the date hereof, Novavax has not sought to re-file its Third Party Complaint against IGI for which coverage was previously denied by its insurance carriers, but Novavax is not precluded from and may seek to do so in the future.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      None.

ITEM 3.  Defaults Upon Senior Securities

      None.

                         IGI, INC. AND SUBSIDIARIES
                                   PART II
                        OTHER INFORMATION, Continued

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

      31.2 Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K. The following reports on Form 8-K have been filed
      during the quarter for which this     report is     filed:

      Form 8-K filed October 28, 2004, on which Item 8.01 was completed to announce IGI signing of a letter of intent for Senetek PLC to acquire IGI in a stock-for-stock transaction.

                         IGI, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IGI, Inc.
                                  (Registrant)


Date: November 11, 2004           By: /s/ Frank Gerardi
                                      -----------------
                                      Frank Gerardi
                                      Chairman and Chief Executive Officer

Date: November 11, 2004           By: /s/ Carlene Lloyd
                                      -----------------
                                      Carlene Lloyd
                                      Vice President, Finance