Form 10-K
period 2004-12-31
IGI INC
filed 2005-04-12
CIK 352998

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                        -----------------------------

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2004

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________.

                      Commission file number 001-08568

                        -----------------------------

                                  IGI, Inc.
           (Exact name of registrant as specified in its charter)

                Delaware                                     01-0355758
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

      105 Lincoln Ave., Buena, NJ                             08310
(Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code: (856) 697-1441

         Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
Common Stock-$0.01 Par Value              American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [X]

The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2004 (based on the closing stock price on the American Stock Exchange) on such date was approximately $17,490,000.

As of March 15, 2005, there were 11,732,880 shares of common stock outstanding.

                 Documents Incorporated By Reference
Certain information contained in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 23, 2005 is incorporated by reference into Part III hereof.

                                   PART I

ITEM 1. BUSINESS

Overview

      IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at 105 Lincoln Avenue, Buena, New Jersey. The Company is currently engaged in the production and marketing of cosmetics and skin care (consumer) products. Beginning in the first quarter of 2005, the Company will also be engaged in the metal finishing business, specifically nickel boride, using the UltraCem technology (refer to Item 7 for more detail).

      In December 1995, IGI distributed its ownership of its majority-owned subsidiary, Novavax, Inc. ("Novavax"), in the form of a tax-free stock dividend, to IGI stockholders. Novavax had comprised the biotechnology business segment of IGI. In connection with the distribution, the Company paid Novavax $5,000,000 in return for a ten-year license (the "IGI License Agreement") entitling IGI to the exclusive use of the Novasome(R) lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field"). IGI has the option, exercisable within the last year of the ten-year term, to extend the exclusive license for an additional ten-year period for $1,000,000. Novavax has retained the right to use the Technologies for applications outside the IGI Field, mainly human vaccines and pharmaceuticals.

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

      The Company produces Novasome(R) vesicles for various skin care products. Pursuant to the Company's agreement with Estee Lauder, Estee Lauder utilizes the Novasome technology in their products such as "All You Need," "Re-Nutriv," "Virtual Skin," "100% Time Release Moisturizer," "Resilience," "Surface Optimizing," "Vibrant" and others. Sales to Estee Lauder accounted for $1,248,000 or 35% of 2004 revenues $1,812,000 or 51% of 2003 revenues and $2,629,000 or 60% of 2002 revenues. Also, the Company received $184,000 and $28,000 of royalty income in 2004 and 2003, respectively, from Estee Lauder pursuant to the Company's agreement with Estee Lauder for various Novasome(R) vesicles skin care products produced by Estee Lauder.

      In February 2001, the Company signed a new manufacturing and supply agreement and an assignment of trademark agreement for the WellSkin(tm) line of skin care products with Genesis Pharmaceutical, Inc. The manufacturing and supply agreement expires on December 13, 2005 and contains two ten-year renewal options. The Company received a lump sum payment of $525,000 for the assignment of the trademark, which is being recognized ratably over the term of the arrangement. The Company recognized $105,000 of income related to this agreement in each of the years ended December 31, 2004, 2003 and 2002.

      The Company entered into a sublicense agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a sublicense to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $385,000, $488,000 and $714,000 of royalty income related to this agreement for the years ended December 31, 2004, 2003 and 2002, respectively. As noted above, royalties are calculated on net sales of microencapsulated retinoid products. The sales of these products have been declining; we anticipate this trend will continue in the future.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide sublicense rights for the use of the Novasome(R) technology for certain products and distribution channels. The agreement provided for JJM to pay the Company $300,000 as well as future royalty payments based on JJM's sales of sublicensed products. The Company recognized $30,000, $35,000 and $32,000 of royalty income in 2004, 2003 and 2002, respectively, related to the agreement. In March of 2002, the agreement between the Company and JJM was amended stating that JJM is no longer required to make minimum payments and the sublicense has been converted to a non-exclusive worldwide sublicense with the exception of Japan, which will remain exclusive. If the amount of royalties paid by JJM equals or exceeds $200,000 in any year, the following calendar year will become an exclusive worldwide agreement and will remain so until royalties fall below that amount.

      In July 2001, the Company entered into a Research, Development and Manufacturing Agreement with Apollo Pharmaceutical (Canada), Inc. ("Apollo"), previously known as Prime Pharmaceutical Corporation. The purpose of the agreement was to develop a facial lotion, a facial creme and scalp application for the treatment of psoriasis. The project has been completed in stages with amounts being paid to the Company with the successful completion of each stage. In addition, the Company has agreed to rebate $3.60 per kilogram for the first 12,500 kilograms of product manufactured for and sold to Apollo. During 2002 and 2003, there was no activity between the Company and Apollo due to a change in management at Apollo. In 2004, the Company resumed activity with Apollo and recognized $137,000 of product sales.

      In November 2002, the Company entered into a Manufacturing Service Agreement with Desert Whale Jojoba Company, Inc. The purpose of this agreement was to develop and manufacture jojobasomes to be used as a personal care product. This project was in a developmental stage through 2002. The Company recognized $7,000 of product sales related to this project in 2003. The Company is no longer doing business with Desert Whale Jojoba Company, Inc.

      In July 2004, the Company, in order to allow growth and new business opportunities, renegotiated its contract with Estee Lauder, a significant customer. The goal of the Company was to lift the exclusivity it had under the prior agreement with Estee Lauder that did not allow the Company to do business with competitors of Estee Lauder. The exclusivity provision was removed from the agreement, the terms of which are as follows: Estee Lauder is manufacturing all Novasome(R) and non-Novasome(R) products at their facility and is paying the Company a royalty per kilogram on all Novasome(R) products manufactured by Estee Lauder, including all new products developed, plus they paid to the Company a one time payment of $100,000, which was paid in 2004 for the use of the Novamix machine. The Company's contract manufacturing of Estee Lauder non-Novasome(R) products, which accounted for $559,000 of the $1,248,000 (i.e., 45%) in revenues in 2004, terminated contractually on June 30, 2004, without any required future royalties or other payments to be received by the Company on any non-Novasome(R) products manufactured by Estee Lauder. However, Estee Lauder may from time to time require the assistance of IGI to manufacture Novasome(R) and non-Novasome(R) products at Estee Lauder's request. In addition, during the six month period from January through June 2004, the Company agreed to provide Estee Lauder's contract manufacturing services at a reduced price of $2.00 per kilo, as compared to the prior rate of $3.03 per kilo.

      Metal Plating Business In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize its patented technology for an electroless nickel boride metal finishing process. This is a new venture for the Company and the Company has had initial capital expenditures of approximately $782,000 in order to
set up the operations.   The Company has also hired two new employees to
oversee the facility operations and for sales and marketing of the product. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. The Company believes there is the possibility of revenue and profit growth using this application, but there is no guarantee that it will materialize. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI stockholder, has personally invested $350,000 in UCT, which represents less than a 1% ownership interest in UCT. We anticipate additional capital expendirures of approximately $120,000 in 2005.

Other Novasome(R) Lipid Vesicles Developments

      On July 23, 2003, Dr. Michael F. Holick, a professor of Medicine, Dermatology, Physiology and Biophysics at the Boston University School of Medicine, was appointed to head IGI's newly formed Scientific Advisory Board. Dr. Holick's many accomplishments, including the discovery of the active form of Vitamin D, and his extensive research in dermatology, combined with IGI's exclusive use of the patented Novasome( technologies in its delivery systems, should enable the Company to further advance IGI's position in the topical dermatologics market.

      On August 11, 2003, researchers at Boston University Medical Center, led by Dr. Holick, reported the first successful development of a topical peptide drug for the treatment of psoriasis. The parathyroid hormone analog PTH (1-34) was successfully encapsulated in Novasome(R) A cream, which enhanced the absorption of this peptide drug into human skin. This study appeared in the August 2003 issue of the British Journal of Dermatology. The study conducted a randomized, self-controlled double-blinded trial of 15 adult patients with chronic plaque psoriasis. Each patient applied to one lesion Novasome(R) A cream and a comparable lesion with Novasome(R) A cream that contained PTH (1-34). The psoriatic lesions treated with PTH (1-34) showed marked improvement in scaling, erythema and in duration. There was a 67.3% improvement in the global severity score for the lesion treated with Novasome(R) A cream containing PTH (1-34) compared to the placebo-treated lesion, which only showed a 17.8% improvement. In an open trial, ten patients topically applied PTH (1-34) in Novasome(R) A cream on all of their lesions in a step wise manner. A Psoriasis Area and Severity Index score analysis of all patients revealed an improvement of 42.6%
(p < 0.02). None of the patients experienced hypercalcemia or hypercalciuria or developed any side effects with the medication. The study concluded that patients who were resistant to at least one standard therapy for psoriasis had an improvement in their psoriasis when they applied PTH (1-34) in Novasome(R) A cream to their lesion. No patients experienced any significant adverse events. This pilot study suggests that topical PTH (1-34) encapsulated in Novasome(R) A cream is a safe and effective novel therapy for psoriasis. This was the first demonstration for the successful encapsulation of a peptide drug for the treatment of a skin disease.

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

      This study is an established animal model for chemotherapy-induced alopecia, which closely mimics human chemotherapy induced alopecia, suggests the possibility that PTHrP receptor agonists and antagonists can be developed as novel therapeutic agents in chemotherapy-induced alopecia. Based on these findings, a study is planned to determine whether topical PTH (7-34) formulated in Novasome(R) cream will be effective in mitigating chemotherapy induced alopecia in breast cancer patients and help accelerate more robust hair regrowth.

      On September 26, 2003, the Company entered into an employment agreement with Dr. Holick where he will serve as the Company's Vice President of Research and Development and Chief Scientific Officer for a term of three years.

      On December 24, 2003, the Company entered into a License Agreement with Dr. Holick and A&D Bioscience, Inc., a Massachusetts corporation wholly owned by Dr. Holick (collectively referred to as "Holick"), whereby Holick granted an exclusive license to the Company to all his rights to the parathyroid hormone related peptide technologies and the glycoside technologies (referred to as "PTH Technologies" and "Glycoside Technologies", respectively) that he developed for various clinical usages, including treatment of psoriasis, hair loss and other skin disorders. In consideration for entering into the License Agreement, Holick received up-front a $50,000 non-refundable payment from the Company. He also received a grant of 300,000 stock options under the Company's authorized stock option plans. Holick was also entitled to receive a $236,000 milestone payment that was contingent on the execution of a sublicense agreement between the Company and a third-party for the licensed technology.


      On April 19, 2004, IGI signed a sublicense agreement with Tarpan Therapeutics, Inc. ("Tarpan") for the PTH (1-34) technology under which the third party will be obligated at its sole cost and expense to develop and bring the PTH (1-34) technology to market as timely and efficiently as possible, which includes its sole responsibility for the cost of preclinical and clinical development, research and development, manufacturing, laboratory and clinical testing and trials and marketing of products. In addition, the sublicense agreement calls for various payments to IGI throughout the term. IGI was paid a lump sum sublicense fee of $300,000, from which amount IGI paid the sum of $232,000 to Dr. Holick, representing the $236,000 payment due to Dr. Holick in accordance with the terms of his License Agreement with the Company, net of $4,000 of additional legal fees. Certain subsequent royalty payments received by the Company under the sublicense agreement will be shared with Holick after the Company has recovered any payments previously made to Holick under the License
Agreement and an amount equal to the value of the options received by Holick under the License Agreement. The Company is responsible for any and all costs, fees and expenses for the prosecution and oversight of any intellectual property rights related to the licensed technologies. The term of the License Agreement is the longer of twenty (20) years or the life of each of the patents thereunder. The License Agreement, however, granted Holick the right to terminate the Company's license to (i) the Glycoside Technologies if the Company did not sublicense the Glycoside Technologies within 90 days of the effective date of the License Agreement, and (ii) the PTH Technologies if the Company did not sublicense the PTH Technologies within 90 days of the effective date of the License Agreement. As noted above, the Company entered into a sublicense agreement for the PTH Technologies on April 19, 2004. The Company did not, however, sublicense the Glycoside Technologies within the 90 day period.

As a result, Holick terminated the Company's license to the Glycoside Technologies on April 5, 2004. The Company is engaged in discussions with the same third party entity for a similar sublicense for the PTH (7-34) technology.

      The $50,000 payment to Holick was expensed in the third quarter of 2003 and the $236,000 payment to Holick was expensed in the second quarter of 2004 because the PTH Technologies are in a preliminary development phase and do not have any readily determinable alternative future use. The other consideration called for under the License Agreement, such as amounts advanced for the prosecution and oversight of any intellectual property rights related to the licensed technologies which amounted to $27,500 and the fair value of the 300,000 stock options granted to Holick, which amounted to $520,000, was also expensed by the Company in the second quarter of 2004 (included in product development and research expenses in the consolidated statement of operations), when the sublicense agreement with Tarpan was executed and Holick could no longer terminate the license agreement as it relates to the PTH Technologies and the options became fully vested. The fair value of the stock options was calculated under SFAS No. 123 using the Black -Scholes model.

      On July 27, 2004, the Company signed an exclusive license agreement with the University of Massachusetts Medical School (University) for the patented invention entitled "The Treatment of Skin with Adenosine or Adenosine Analogs." The Company intends to encapsulate adenosine or adenosine analogs in Novasome(R) for use in the skin care field. As consideration of the rights granted in this agreement, the Company made nonrefundable payments of $25,000 upon the execution of this agreement and $25,000 in September 2004. Both of these payments were expensed during the third quarter of 2004 and are included in product development and research expenses. The agreement also calls for minimum royalty payments of $25,000 per year commencing on July 27, 2007. If the Company enters into a sublicense agreement with a third party, the Company must pay the University 50% of all sublicense income.

Discontinued Operations

      On May 31, 2002, the stockholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The buyer assumed liabilities of approximately $986,000, and paid the Company cash in the amount of $16,254,000. The Company's results reflect a $12,433,000 gain on the sale of the Companion Pet Products division for the year ended December 31, 2002. The gain is net of direct costs incurred by the Company in connection with the sale and the reduction in the purchase price resulting from post-closing adjustments. For the year ended December 31, 2003, the Company had a gain on the disposal of discontinued operations of $435,000, which primarily consisted of a net gain of $169,000 for an insurance settlement, net of legal costs, for damages incurred by the Company as a result of a heating oil leak at the Companion Pet Products manufacturing site and a net gain of $288,000 on the sale of the former Companion Pet Products manufacturing site land and building on December 18, 2003. The Companion Pet Products division incurred a loss of $523,000 for the year ended December 31, 2002. The results for the year ended December 31, 2002 included an impairment charge of $630,000 related to the Companion Pet Products warehouse. Upon the sale of the Companion Pet Products division, the Company paid all of its debt and interest owed to Fleet Capital Corporation ("Fleet") and American Capital Strategies, Ltd. ("ACS"). As a result, the Company incurred a $2,654,000 loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

      During 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility. The Company applied to the New Jersey Economic Development Authority and the New Jersey Department of Environmental Protection for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded an $81,000 grant and a $246,000 loan. The $81,000 grant was received in the third quarter of 2001. The loan, which required monthly principal payments, had a term of ten years at a rate of interest of 5%. The Company received funding of $45,000 and $182,000 from the loan during 2003 and 2002, respectively. On December 18, 2003, the loan was paid in full upon the sale of the former Companion Pet Products facility, which had served as collateral for the loan.

Manufacturing

      The Company's manufacturing operations include bulk manufacturing and testing of cosmetics, dermatologics, emulsions and shampoos. The raw materials included in these products are available from several suppliers. The Company produces quantities of Novasome(R) lipid vesicles adequate to meet its current and foreseeable needs.

Research and Development

      The Company's consumer products development efforts are directed toward Novasome(R) encapsulation to improve performance and efficacy of pesticides, specialty and other chemicals, biocides, cosmetics, consumer products, flavors and dermatologic products. Total product development and research expenses were $1,727,000, $762,000 and $549,000 in 2004, 2003 and
2002, respectively.

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

Government Regulation and Regulatory Proceedings

Government Regulations

      In the United States, pharmaceuticals, including over-the-counter products that are manufactured by the Company are subject to rigorous Food and Drug Administration ("FDA") regulations, including pre-clinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for a new drug often takes a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, or at all.

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

Employees

      At March 15, 2005, the Company had 20 full-time employees. Two of these employees were in marketing, distribution and customer support, five were in manufacturing, seven were in research and development, four were in executive, finance and administrative functions, and two were in the metal plating operations. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

Executive Officers of the Company

      The following table sets forth (i) the name and age of each executive officer of the Company as of March 30, 2005, (ii) the position with the Company held by each such executive officer and (iii) the principal occupation held by each executive officer for at least the past five years.

                                   Officer      Principal Occupation and Other Business
Name                       Age      Since          Experience During Past Five Years
----                       ---     -------      ---------------------------------------

Frank Gerardi              60        2003       Appointed Chief Executive Officer on
                                                September 5, 2003 and Chairman on June 27,
                                                2003. President of Univest Management, Inc.,
                                                a management consulting company since 1986;
                                                member of the New York Stock Exchange from
                                                1969 to 1986.

Dr. Michael F. Holick      59        2003       Appointed Vice President of Research and
                                                Development and Chief Scientific Officer in
                                                September 2003.  Dr. Holick has been a
                                                Professor of Medicine, Physiology and
                                                Biophysics at Boston University School of
                                                Medicine since 1987.

Nadya Lawrence             36        1995       Appointed Vice President of Operations in
                                                2001.  Prior to that, Ms. Lawrence served
                                                as the Company's R&D Technical Director and
                                                R&D Manger from 1995 to 2001.

Carlene Lloyd              32        2004       Appointed Vice President of Finance in July
                                                2004.  Prior to that, Ms. Lloyd served as
                                                the Company's Controller and Senior
                                                Accountant from 1998 to 2004.

ITEM 2.  PROPERTIES

      The Company's executive administrative offices are located in Buena, New Jersey, in a 25,000 square foot facility built in 1995, which the Company owns. This facility is also used for production, product development, marketing and warehousing for the Company's cosmetic, dermatologic and personal care products.

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

      As a result of its internal investigation, in November 1997, the Company terminated the employment of John P. Gallo as President and Chief Operating Officer for willful misconduct. On April 21, 1998, the Company instituted a lawsuit against Mr. Gallo in the New Jersey Superior Court. The lawsuit alleged willful misconduct and malfeasance in office, as well as embezzlement and related claims (referred to as the "IGI Action"). On April 28, 1998, Mr. Gallo instituted a separate action against the Company and two of its Directors, Edward Hager, M.D. and Constantine Hampers, M.D., alleging that he had been wrongfully terminated from employment and further alleging wrongdoings by the two Directors (referred to as the "Gallo Action"). The Court subsequently ordered the consolidation of the IGI Action and the Gallo Action (collectively referred to as the "Consolidated Action").

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

      In July 2004, Novavax filed a motion for summary judgment on all claims asserted under Gallo's First Amended Complaint (referred to as the "SJ Motion"). Gallo filed in opposition to the SJ Motion contesting all relief sought thereunder. In August 2004, the Court held a hearing on the SJ Motion and denied without prejudice the relief sought by the motion for dismissal of Gallo's First Amended Complaint. Upon information and belief, the parties are currently proceeding with discovery in the Novavax Action. The Company, as a non-party witness in the Novavax Action, was recently served by counsel for Gallo with a subpoena for the production of documents as responsive thereto.

      As of the date hereof, Novavax has not sought to re-file its Third
Party Complaint against IGI for which coverage was previously denied by its insurance carriers, but Novavax is not precluded from doing so and may seek to do so in the future.

Other Matters

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey, and issued Notices of Violation ("NOV") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company continues to discuss with the authorities a resolution of any potential assessment under the NOV and has accrued the estimated penalties related to such NOV.

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a certified environmental contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $82,000 remains accrued as of December 31, 2004. The remediation was completed by September 30, 2003. There will be periodic testing and removal performed, which is projected to span over the next four years. The estimated cost of the monitoring is included in the accrual.

      This contamination also spread to the property adjacent to the manufacturing facility and the Company is currently involved in a lawsuit with the owner of that property, Ted Borz. Mr. Borz runs a business on that property and he seeking remuneration for loss of income and the reduction in his property value from IGI as a result of the oil spill. IGI believes that it has performed all the necessary tasks required to properly decontaminate Mr. Borz's property. Management does not, however, feel that it is possible to estimate the outcome of this case at this date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the last quarter of 2004.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company has never paid cash dividends on its Common Stock. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

      The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange ("AMEX") (symbol:
"IG"). On March 28, 2002, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and net income for 2002 and a minimum of $4,000,000 in stockholders' equity by December 31, 2002 in order to remain listed. On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. In February 2003, the Company contacted AMEX after release of the Company's 2002 year-end results. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. Based on the Company's 2004 year-end results, the Company is not in compliance with the AMEX requirement for reporting income from continuing operations and net income for the year ended December 31, 2004. As of the date of the filing of the Form 10-K, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

      The following table shows the range of high and low closing sale prices on the AMEX for the periods indicated:

                            High       Low
                            ----       ---

2003
----
First quarter              $ .78      $ .54
Second quarter              1.78        .75
Third quarter               2.87        .98
Fourth quarter              2.39       1.25

2004
----
First quarter              $2.35      $1.40
Second quarter              2.54       2.05
Third quarter               2.33       1.30
Fourth quarter              1.58       1.16

      The approximate number of holders of record of the Company's Common Stock at March 15, 2005 was 667 (not including stockholders for whom shares are held in a "nominee" or "street" name).

                                   PART II

ITEM 6.  SELECTED FINANCIAL DATA

      Five-Year Summary of Selected Financial Data (in thousands, except earnings per share information):

                                                                    Year ended December 31,
                                                  -----------------------------------------------------------
                                                    2004         2003         2002         2001         2000
                                                    ----         ----         ----         ----         ----

Statement of Operating Results
Revenues                                          $ 3,558      $ 3,557      $ 4,364      $ 4,294      $  6,552
Operating profit (loss)                            (1,220)        (972)          79         (752)         (993)
Loss from continuing operations                      (892)        (757)      (3,130)      (1,303)       (8,824)
Loss from discontinued operations *                     -            -         (523)        (720)       (2,559)
Gain on disposal of discontinued operations             -          435       12,433          283           114
Cumulative effect of accounting change                  -            -            -            -          (168)
Net income (loss)                                    (892)        (322)       8,780       (1,740)      (11,437)
                                                  =======      =======      =======      =======      ========
Income (loss) per share-basic and diluted:
  Continuing operations                           $  (.08)     $  (.07)     $  (.28)     $  (.11)     $   (.86)
  Discontinued operations                               -            -         (.05)        (.07)         (.25)
  Gain on disposal of discontinued operations           -          .04         1.09          .03           .01
  Cumulative effect of accounting change                -            -            -            -          (.02)
                                                  -------      -------      -------      -------      --------
  Net income (loss)                               $  (.08)     $  (.03)     $   .76      $  (.15)     $  (1.12)
                                                  =======      =======      =======      =======      ========


                                                                       As of December 31,
                                                  -----------------------------------------------------------
                                                    2004         2003         2002         2001         2000
                                                    ----         ----         ----         ----         ----

Balance Sheet Data
Working capital                                   $   922      $ 1,710      $ 2,064      $(6,733)     $ (6,917)
Total assets                                        4,730        5,024        5,929       10,539        12,387
Short-term debt and notes payable                       -           -            18        9,804         9,785
Long-term debt and notes payable
 (excluding current maturities)**                       -           -           164            -             -
Stockholders' equity (deficit)                      4,008       4,166         4,509       (4,185)       (3,275)
Average number of common and
 common equivalent shares:
  Basic and diluted                                11,548      11,374        11,430       10,957        10,205

* On September 15, 2000, the stockholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Vineland division. On May 31, 2002, the stockholders of the Company approved and the Company consummated the sale of the assets and transfer of the liabilities of the Companion Pet Products division. The Consolidated Financial Statements present these segments as discontinued operations.

** In connection with certain amendments to the Company's debt agreements, the Company reflected certain debt as short-term debt as of December 31, 2001 and 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements.
These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. (See "Factors Which May Affect Future Results" below.)
Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      In 2003, the three goals in place for management were a reduction of general and administration expenses, an expansion of research and development expenditures and to lay the foundation for revenue growth. In 2004, with these goals having been achieved, the Company's focus was on growth. Management feels that the decisions that were made during this past year will open up new doors and provide new opportunities for the Company in the very near future. One of the decisions made was to change the way the Company did business with Estee Lauder. Estee Lauder's agreement contained an exclusivity clause that did not allow the Company to sell its technology to any of Estee Lauder's competitors. In July 2004, the Company signed an amendment to the contract with Estee Lauder which (i) removed the exclusivity clause, (ii) moved the production of Estee Lauder's Novasome(R) products to their facility, and (iii) obligates Estee Lauder to pay IGI a royalty of $5.00 per kilogram produced, up to $2 million, and then $2.00 per kilogram thereafter. With the exclusivity removed, IGI may now offer its technology to other cosmetics companies that it once could not.

      Realizing that the renegotiation of the Estee Lauder contract would leave a void in revenues, management decided to fill the void with a new technology, unrelated to cosmetics, while we develop our relationships with new cosmetic companies, which can sometimes take several years. The new technology is UltraCem metal finishing. In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize its patented technology for an electroless nickel boride metal finishing process. This is a new venture for the Company and the Company has had initial capital expenditures of approximately $782,000 in order to set up the operations. The Company has also hired two new employees to oversee the facility operations and for sales and marketing of the product. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. The Company believes there is the possibility of revenue and profit growth using this application, but there is no guarantee that it will materialize.

      As an additional cost saving measure, the Company authorized a reduction in the size of its Board of Directors to four members. In furtherance of this purpose, Dr. Constantine Hampers and Earl Lewis voluntarily tendered their resignations from the Board, effective January 4, 2004. In April of 2004, the Vice President of Business Development left the Company and management decided not to fill the position but rather delegate those responsibilities primarily to outside distributors who work on a contingency basis. In June of 2004, the Company also decided not to renew the employment contract with its Chief Financial Officer, Domenic Golato, which resulted in additional cost savings for the Company.

      In 2004, product and developmental expenses increased. Through such product development efforts, the Company gained two new customers for Novasome(R) encapsulated products. Our existing customers are beginning to incorporate Novasomes(R) into additional product lines. Genesis Pharmaceutical, Inc., a division of Pierre-Fabre, has approved a new line of products utilizing the patented Novasome(R) delivery system. Chattem, Inc., makers of Gold Bond and Icy Hot, launched a new Novasome(R) based product with an advertising campaign that will be sold in mass markets and other outlets, and we are currently working on another new product for them.

      IGI will continue its efforts to identify new opportunities in dermatologics, cosmetics, pharmaceuticals and nutrients for topical delivery. The Company will also seek to expand the use of its Novasome(R) encapsulation technology for flavors and fragrances, as well as fuel additives. The Company has a Joint Development Agreement with Pure Energy Corporation ("PEC). The goal of the Joint Development Agreement is to develop a new class of cleaner burning alternative fuel formulations based on PEC's proprietary fuel formulations and IGI's microencapsulation technology or a new class of high performance fuel additives based on PEC's proprietary fuel additives and IGI's microencapsulation technology. Stephen
J. Morris, a Director and a major stockholder of the Company, is the sole shareholder of PEC and a member of the PEC Board of Directors.

Results of Operations

      2004 Compared to 2003

      The Company had a net loss of $892,000, or $(.08) per share, in 2004 compared to a net loss of $322,000, or $(.03) per share, in 2003.

      Total revenues for 2004 were $3,558,000, which represented an increase of $1,000 from revenues of $3,557,000 in 2003. Licensing and royalty income of $1,007,000 in 2004 increased by $351,000 compared to 2003, primarily as a result of a $300,000 payment from Tarpan Therapeutics and royalties from Estee Lauder. A significant portion of the Company's product sales are attributable to a single customer. In addition, licensing and royalty income is primarily generated from arrangements with three customers.

      Product sales of $2,551,000 in 2004 decreased $350,000, or 12%, compared to 2003 due mainly to lower product sales to Estee Lauder, the Company's major customer, but were partially offset by higher sales to Genesis, Vetoquinol USA and new customers. Vetoquinol USA, the company that purchased our Companion Pet Care Division, became a new customer for the Company in 2002 as a result of the sale of the Companion Pet Care Division. The Company continues to manufacture several of the pet care shampoos and lotions for Vetoquinol USA.

      Cost of sales decreased by $92,000, or 7%, in 2004 as compared to 2003. As a percentage of product sales, cost of sales increased from 46% in 2003 to 49% in 2004. The decrease in gross profit from 54% in 2003 to 51% in 2004, as a percent of product sales, was the result of the change in mix to lower gross profit products sold.

      Selling, general and administrative expenses decreased by $624,000, or 26%, from $2,422,000 in 2003 to $1,798,000 in 2004. These expenses were
68% of revenues for 2003 compared to 51% in 2004. The decrease is primarily due to a reduction of salaries in 2004, which was a goal of management in 2004.

      Product development and research expenses increased by $965,000 in 2004, or 127%, compared to 2003. The increase is a result of the Company recording a $545,000 non cash expense related to the SFAS No. 123 value of 300,000 stock options granted to Dr. Holick under his license agreement and 25,000 stock options granted to Dr. Holick for his service on the Scientific Advisory Board, plus a cash payment of $232,000 made to Dr. Holick in accordance with his license agreement. The Company has also made a $50,000 cash payment to the University of Massachusetts in accordance with the license agreement between the Company and the University. There are many new projects being undertaken by the research and development department as a result of new agreements signed in 2004.

      Interest income amounted to $25,000 in 2004 compared to interest income (net of expense) of $7,000 in 2003. The Company had no interest expense in 2004 and only recorded income related to marketable securities and overnight investments of our daily cash balance.

      The tax benefit of $290,000 in 2004 was a result of the sale of a portion of the Company's state tax operating loss carryforwards in exchange for proceeds of $298,000, offset by the current year's state tax expense of $82,000. The tax benefit increased by $82,000 from 2003 to 2004.

      2003 Compared to 2002

      The Company had a net loss of $322,000, or $(.03) per share, in 2003 compared to net income attributable to common stockholders of $8,647,000, or $.76 per share, in 2002. The majority of the change from 2002 to 2003 is the result of the gain on the sale of the Companion Pet Products division in 2002.

      Total revenues for 2003 were $3,557,000, which represented a decrease of $807,000, or 18%, from revenues of $4,364,000 in 2002. The decreased revenues were due mainly to lower product sales. Licensing and royalty income of $656,000 in 2003 decreased by $195,000 compared to 2002, primarily as a result of decreased licensing revenues from Johnson & Johnson offset by royalty revenue from Estee Lauder. Licensing revenues from Johnson & Johnson are based on its sales. A significant portion of the Company's product sales are attributable to a single customer. In addition, licensing and royalty income is primarily generated from arrangements with two customers.

      Product sales of $2,901,000 in 2003 decreased $612,000, or 17%, compared to 2002 due mainly to lower product sales to Estee Lauder, the Company's major customer, but were partially offset by higher sales to Genesis, Vetoquinol USA and new customers.

Vetoquinol USA, the company that purchased our Companion Pet Care Division, became a new customer for the Company in 2002 as a result of the sale of the Companion Pet Care Division. The Company continues to manufacture several of the pet care shampoos and lotions for Vetoquinol USA.

      Cost of sales decreased by $33,000, or 2%, in 2003 as compared to 2002. As a percentage of product sales, cost of sales increased from 39% in 2002 to 46% in 2003. The decrease in gross profit from 61% in 2002 to 54% in 2003, as a percentage of product sales, was the result of the change in mix to lower gross profit products sold and underabsorbed fixed costs.

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

      Product development and research expenses increased by $213,000 in 2003, or 39%, compared to 2002. The increase is a result of additional projects undertaken by the Company for existing and potential new customers and the $50,000 payment made to Dr. Holick related to the licensing of the PTH and Glycoside Technologies.

      Interest income (expense) went from a net interest expense of $283,000 in 2002 to a net interest income of $7,000 in 2003. The change is due to lower interest rates and the payment of debt on May 31, 2002 using the proceeds from the sale of the Companion Pet Products division.

      The loss on the early extinguishment of debt of $2,654,000 in 2002 related to the write off of the deferred financing costs and the unamortized debt discount in connection with the repayment of the Company's senior debt and the subordinated debt.

      The tax benefit of $208,000 in 2003 was a result of the sale of a portion of the Company's state tax operating loss carryforwards in exchange for proceeds of $224,000, offset by the current year's state tax expense of $16,000. Tax expense in 2002 was a result of a New Jersey change in the tax law in July 2002 that was retroactive to January 1, 2002. The change suspended the use of net operating losses for a two year period.
Therefore, the gain from the sale of the Companion Pet Products division could not be offset against prior net operating losses, resulting in tax expense for 2002. The effect of this change was required to be reflected as a component of continuing operations. The Company sold some of its state tax operating loss carryforwards in exchange for proceeds of $249,000 in 2002. The 2002 proceeds partially offset the effect of the tax law change.

      The $435,000 of income from discontinued operations in 2003 consisted of a $169,000 insurance settlement, net of legal costs, received for damages incurred by the Company as a result of a heating oil leak at the Company's Companion Pet Products site and a $288,000 gain on the sale of the Company's Companion Pet Products facility offset by $15,000 of regulatory expenses and $7,000 of other expenses. In 2002, discontinued operations consisted of the gain on the sale of the Companion Pet Products division and the loss from operations of that division.

Liquidity and Capital Resources

      The Company's operating activities used $235,000 of cash during 2004, compared to $468,000 used in 2003.

      The Company used $427,000 of cash in 2004 for investing activities compared to $452,000 used 2003. The majority of the 2004 investing activities were for the machinery and equipment purchases to set up the metal plating line, which was offset by proceeds from the sale of marketable securities. In 2003, the cash was primarily used to purchase marketable securities offset by proceeds from the sale of property.

      The Company's financing activities provided $221,000 of cash in 2004 compared to $258,000 used in 2003. The cash provided in 2004 was from the exercise of stock options by a former director of the Company and in 2003 cash was used primarily to pay off the loan from the New Jersey Economic Development Authority.

      The Company's principal sources of liquidity are cash from operations, cash and cash equivalents and marketable securities. The Company has undergone many changes within the past year, including the release of the exclusivity on the Estee Lauder contract and the expansion of the facility to house the metal plating line. These changes have made it necessary for the Company to utilize its cash. However, these changes were made in an effort to position the Company for future growth and expansion. Management was aware of the impact these changes would have on the cash balance and management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to meet the Company's foreseeable cash needs for at least the next year. If these funds are not sufficient to meet the Company's needs, two stockholders of the Company have agreed to loan the Company up to $500,000 each, if necessary, to fund the Company's commitment to Novavax due December 13, 2005 or to fund the deficit through December 31, 2005. There may be acquisition and other growth opportunities that may require additional external financing.

Management may, from time to time, seek additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

      The total contractual obligations over the next five years and beyond are as follows:

                       Expected Cash Payments By Year
                               (in thousands)

                                                                         2009 and
Contractual Commitments           2005      2006      2007      2008      beyond      Total
-----------------------           ----      ----      ----      ----     --------     -----

Operating lease obligations       $34       $25       $22       $22        $22         $125

      In February 2004, the Company signed a license agreement with UCT to utilize their patented technology for an electroless nickel boride metal finishing process. The Company spent $782,000 in capital expenditures on this new venture in order to set up the operations.

      The Company has an option, which is exercisable on December 13, 2005, to extend its exclusive license for the use of the Technologies in the IGI Field for an additional ten-year term in exchange for a $1,000,000 cash payment.

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

Revision of Current Contract with Estee Lauder
----------------------------------------------

      As noted above, in 2004, the Company renegotiated its agreement with Estee Lauder. The Company will no longer manufacture products for Estee Lauder. Estee Lauder now manufactures all products in house and pays the Company $5.00 per kilogram produced, up to $2 million, and then $2.00 per kilogram thereafter. In addition, the exclusivity clause was removed from the Estee Lauder agreement and, consequently, the Company may now sell its products in department and specialty stores. Although it is the Company's belief that this will increase business and revenue in the future, there is no guarantee that it will occur.

Licensing Agreement with Universal Chemical Technologies, Inc.
--------------------------------------------------------------

      In February 2004, the Company signed a license agreement with UCT to utilize their patented technology for an electroless nickel boride metal finishing process. This is a new venture for the Company that required $782,000 to be spent to date to set up the operations at our facility. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. The Company believes there is the possibility of major revenue and profit growth using this application, but there is no guarantee that it will materialize.

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

      On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The Company was subject to periodic review by the AMEX staff during the extension period. Based on the Company's reported results for 2002, the Company was not in compliance with the AMEX listing standards for income from continuing operations. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. Based on the Company's 2004 year-end results, the Company is not in compliance with the AMEX requirement for reporting income from continuing operations and net income for the year ended December 31, 2004. As of the date of the filing of the Form 10-K, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

Recent Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable
interest entities ("VIEs").   FIN 46 is applicable immediately for VIEs
created after January 31, 2003 and is effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN
46R by the end of the first interim or annual reporting period ending after March 14, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIEs.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company is currently evaluating the effects the adoption of this statement will have on the Company's financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option-pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the transition methods.

Critical Accounting Policies and Estimates

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

Environmental Remediation Liability
-----------------------------------

      On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. In December 2002, a further update was performed and the final estimated costs were increased to $620,000, of which $82,000 remains accrued as of December 31, 2004. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company's estimates.

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

      The Company does not use derivative instruments in its marketable securities portfolio. The Company classifies its investments in its marketable securities portfolio as available-for-sale and records them at fair value. The securities unrealized holding gains and losses are excluded from income (loss) and are recorded directly to stockholders' equity in accumulated other comprehensive income (loss). Changes in interest rates are not expected to have an adverse effect on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and notes thereto listed in the accompanying index to financial statements (Item 15) are filed as part of this Annual Report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.  CONTROLS AND PROCEDURES

      Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and Vice President of Finance, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Vice President of Finance believe that the disclosure controls and procedures were generally effective as of the end of the period covered by this report with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries. Such evaluation did not identify any change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      In a report to the Audit Committee of our Board of Directors and management of the Company, delivered by our independent audit firm, Amper, Politziner, & Mattia P.C., on March 24,2005 in connection with their review of our financial results for the year ended December 31, 2004, two items were identified to be material weaknesses in our internal controls. A "material weakness" is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Our material weaknesses are insufficient resources and administrative support in the accounting department and an unreliable accounting software package. As a result of these material weaknesses, our internal controls over financial reporting are ineffective. We agree with our independent auditors and we have begun taking steps to alleviate these material weaknesses. We will be hiring an additional support person in the accounting department and a new accounting/manufacturing software package is currently being installed throughout the Company. The impact of the above conditions did not affect the results of this period or any prior period.

      The Company's management cannot assure that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met and, as set forth above.

ITEM 9B.  OTHER INFORMATION

      None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A portion of the information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") under the captions "PROPOSAL 1 - Election of Directors - Nominees for Election as Directors," "Committees of the Board - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" which are incorporated herein by this reference. Officers are elected on an annual basis and serve at the discretion of the Board of Directors. The Company expects to file the 2005 Proxy Statement no later than April 29, 2005.

      The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company and its subsidiaries. The Company's code of ethics is available at its web site at www.askigi.com.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is contained in the Company's 2005 Proxy Statement under the captions "EXECUTIVE COMPENSATION," "OPTION GRANTS IN LAST FISCAL YEAR", "AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2004 AND YEAR END 2004 OPTION VALUES," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation and Stock Options" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      A portion of the information required by this item is contained in the Company's 2005 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

Securities Authorized For Issuance Under Equity Compensation Plans

      The following table includes information as of December 31, 2004 relating to the Company's 1989 Stock Incentive Plan, 1991 Stock Incentive, 1999 Stock Incentive Plan and 1999 Director Stock Option Plan, which comprise all of the equity compensation plans of the Company. The table provides the number of securities to be issued upon the exercise of outstanding options under such plans, the weighted-average exercise price of such outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:


-----------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                                                                                    remaining available for
                                                                                     future issuance under
                                  Number of securities to     Weighted-average       equity compensation
                                  be issued upon exercise     exercise price of        plans (excluding
                                  of outstanding options,    outstanding options,    securities reflected
Plan category                      warrants and  rights      warrants and rights         in column(a))
-----------------------------------------------------------------------------------------------------------
                                            (a)                      (b)                       (c)
-----------------------------------------------------------------------------------------------------------

Equity compensation plans
 approved by security holders            2,588,048                  $1.85                   940,902
-----------------------------------------------------------------------------------------------------------
Equity compensation plans
 not approved by security
 holders                                         -                      -                         -
-----------------------------------------------------------------------------------------------------------
Total                                    2,588,048                  $1.85                   940,902
-----------------------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in the Company's 2005 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is contained in the Company's 2005 Proxy Statement under the caption "Relationship with Independent Public Accountants" and is incorporated herein by this reference.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements:

            Report of Independent Registered Public Accounting Firm

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets, December 31, 2004 and 2003

            Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

            Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

            Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

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


Date:  April 12, 2005                 IGI, Inc.

                                       By:  /s/Frank Gerardi
                                            -------------------------------
                                            Frank Gerardi
                                            Chairman and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

Signatures                               Title                          Date
----------                               -----                          ----

/s/Frank Gerardi          Chairman and Chief Executive Officer     April 12, 2005
   Frank Gerardi

/s/Carlene A. Lloyd       Vice President of Finance                April 12, 2005
   Carlene A.Lloyd

/s/Stephen J. Morris      Director                                 April 12, 2005
   Stephen J. Morris

/s/Terrence O'Donnell     Director                                 April 12, 2005
   Terrence O'Donnell

/s/Donald W. Joseph       Director                                 April 12, 2005
   Donald W. Joseph

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IGI, Inc.:

We have audited the accompanying consolidated balance sheet of IGI, Inc.
and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) and comprehensive income (loss) for each of the years in the two year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended December 31, 2003 and 2002. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGI, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, relating to the classification of losses from the extinguishment of debt in 2003.


                                       /s/ KPMG LLP

Philadelphia, Pennsylvania
April 7, 2004

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IGI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of IGI, Inc.
and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) and comprehensive income (loss) for the year then ended. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGI, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with U.S generally accepted accounting principles.

In connection with our audit of the consolidated financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                       /s/ AMPER, POLITZINER & MATTIA P.C.

March 30, 2005
Edison, New Jersey

                         IGI, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2004 and 2003
           (in thousands, except share and per share information)

                                                         2004          2003
                                                         ----          ----

ASSETS
Current assets:
  Cash and cash equivalents                            $    380      $    821
  Restricted cash                                            50            50
  Marketable securities                                     377           800
  Accounts receivable, less allowance for doubtful
   accounts of $10 and $16 in 2004 and 2003,
   respectively                                             306           350
  Licensing and royalty income receivable                   155            17
  Inventories                                               247           192
  Prepaid expenses and other current assets                   8           133
                                                       --------      --------
      Total current assets                                1,523         2,363
Property, plant and equipment, net                        3,168         2,607
Other assets                                                 39            54
                                                       --------      --------
      Total assets                                     $  4,730      $  5,024
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          157           105
  Accrued payroll                                            16            75
  Other accrued expenses                                    243           301
  Income taxes payable                                        5             7
  Deferred income                                           180           165
                                                       --------      --------
      Total current liabilities                             601           653
Deferred income                                             121           205
                                                       --------      --------
      Total liabilities                                     722           858
                                                       --------      --------

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 13,547,520 and 13,351,237 shares
   issued in 2004 and 2003, respectively                    135           134
  Additional paid-in capital                             24,467        23,702
  Accumulated other comprehensive loss                      (32)            -
  Accumulated deficit                                   (19,167)      (18,275)
  Less treasury stock, 1,965,740 shares at cost
   in 2004 and 2003                                      (1,395)       (1,395)
                                                       --------      --------
      Total stockholders' equity                          4,008         4,166
                                                       --------      --------
      Total liabilities and stockholders' equity       $  4,730      $  5,024
                                                       ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
            for the years ended December 31, 2004, 2003 and 2002
           (in thousands, except share and per share information)

                                                         2004           2003           2002
                                                         ----           ----           ----

Revenues:
  Sales, net                                           $  2,551       $  2,901       $  3,513
  Licensing and royalty income                            1,007            656            851
                                                       --------       --------       --------
      Total revenues                                      3,558          3,557          4,364

Costs and Expenses:
  Cost of sales                                           1,253          1,345          1,378
  Selling, general and administrative expenses            1,798          2,422          2,358
  Product development and research expenses               1,727            762            549
                                                       --------       --------       --------
Operating profit (loss)                                  (1,220)          (972)            79
Interest income (expense), net                               25              7           (283)
Other income, net                                            13              -             58
Loss on early extinguishment of debt                          -              -         (2,654)
                                                       --------       --------       --------

Loss from continuing operations before
 provision (benefit) for income taxes                    (1,182)          (965)        (2,800)
Provision (benefit) for income taxes                       (290)          (208)           330
                                                       --------       --------       --------

Loss from continuing operations                            (892)          (757)        (3,130)

Discontinued operations:
  Loss from operations of discontinued businesses             -              -           (523)
  Gain on disposal of discontinued businesses                 -            435         12,433
                                                       --------       --------       --------
Net income (loss)                                          (892)          (322)         8,780

Mark to market for detachable stock warrants                  -              -           (133)
                                                       --------       --------       --------
Net income (loss) attributable to common
 stockholders                                          $   (892)      $   (322)      $  8,647
                                                       ========       ========       ========

Basic and Diluted Earnings (Loss) Per Common Share
 Continued operations                                  $   (.08)      $   (.07)      $   (.28)
  Discontinued operations                                     -            .04           1.04
                                                       --------       --------       --------
  Net income (loss) per share                          $   (.08)      $   (.03)      $    .76
                                                       ========       ========       ========

Weighted average of common stock outstanding
  Basic and diluted                                  11,547,791     11,373,952     11,429,978
                                                     ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          IGI, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the years ended December 31, 2004, 2003 and 2002
                               (in thousands)

                                                                 2004          2003          2002
                                                                 ----          ----          ----

Cash flows from operating activities:
  Net income (loss)                                            $   (892)     $   (322)     $  8,780
  Reconciliation of net income (loss) to net cash used in
   operating activities:
    Gain on disposal of discontinued operations                       -          (435)      (12,433)
    Proceeds from insurance settlement, net of expenses
     related to discontinued operations                               -           147             -
    Depreciation and amortization                                   271           269           306
    Amortization of deferred financing costs and debt
     discount                                                         -             -           275
    Loss on early extinguishment of debt                              -             -         2,654
    Impairment of property, plant and equipment                       -             -           630
    Loss (gain) on sale of marketable securities                      1             -           (58)
    Provision for accounts and notes receivable and
     inventories                                                      7            11            23
    Recognition of deferred income                                 (169)         (135)         (135)
    Interest expense related to subordinated note agreement           -             -            41
    Stock-based compensation expense                                545            55            48
  Changes in operating assets and liabilities:
    Restricted cash                                                   -           (50)            -
    Accounts receivable                                              43           128          (177)
    Inventories                                                     (61)            8          (140)
    Licensing and royalty income receivable                        (138)          149            89
    Prepaid expenses and other assets                               125             6            12
    Accounts payable and accrued expenses                           (65)         (290)         (986)
    Deferred income                                                 100             -             -
    Income taxes payable                                             (2)           (9)            4
    Discontinued operations - working capital changes and
     non-cash charges                                                 -             -           343
                                                               --------     ---------     ---------
Net cash used in operating activities                              (235)         (468)         (724)
                                                               --------     ---------     ---------
Cash flows from investing activities:
  Capital expenditures                                             (817)          (99)         (104)
  Proceeds from sale of property, plant and equipment                 -           450           550
  Increase in other assets                                            -            (3)          (33)
  Proceeds from sale of marketable securities                       500             -            58
  Purchase of marketable securities                                (110)         (800)            -
  Discontinued operations - other investing activities                -             -            (8)
  Proceeds from sale of discontinued operations, net of
   direct costs                                                       -             -        15,462
                                                               --------     ---------     ---------
Net cash provided by (used in) investing activities                (427)         (452)       15,925
                                                               --------     ---------     ---------
Cash flows from financing activities:
  Borrowings under revolving credit agreement                         -             -         5,958
  Repayment of revolving credit agreement                             -             -        (8,284)
  Repayment of debt                                                   -             -        (9,516)
  Payment of deferred financing costs                                 -             -          (273)
  Repayment of EDA loan                                               -          (227)          (15)
  Borrowings under EDA loan                                           -            45           197
  Proceeds from exercise of common stock options
   and purchase of common stock                                     221             4            36
  Purchase of treasury shares                                         -           (80)       (1,315)
                                                               --------     ---------     ---------
Net cash provided by (used in) financing activities                 221          (258)      (13,212)
                                                               --------     ---------     ---------
Net increase (decrease) in cash and cash equivalents               (441)       (1,178)        1,989
Cash and cash equivalents at beginning of year                      821         1,999            10
                                                               --------     ---------     ---------
Cash and cash equivalents at end of year                       $    380     $     821     $   1,999
                                                               ========     =========     =========

Supplemental cash flow information:

  Cash payments for interest                                   $      -     $      10     $     507
  Cash payment (receipt) for taxes                                 (288)         (199)          328

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       AND COMPREHENSIVE INCOME (LOSS)
            for the years ended December 31, 2004, 2003 and 2002
                  (in thousands, except share information)

                                                              Accumulated
                                                 Additional      Other                                                 Total
                                Common  Stock     Paid-In    Comprehensive  Comprehensive  Accumulated  Treasury   Stockholders'
                               Shares    Amount   Capital         Loss      Income (Loss)    Deficit     Stock    Equity (Deficit)
                               ------    ------  ----------  -------------  -------------  -----------  --------  -----------------

Balance, January 1, 2002     11,243,720   $112    $22,436        $  -                       $(26,733)    $    -       $(4,185)

Issuance of stock pursuant
 to Directors' Stock Plan        70,322      1         47                                                                  48
Stock options exercised          39,000      1         20                                                                  21
Employee stock purchase plan     30,975                15                                                                  15
Adjustment of detachable
 stock warrants                                      (133)                                                               (133)
Detachable stock warrant
 exercised                    1,878,640     19      1,259                                                               1,278
Buyback of stock                                                                                         (1,315)       (1,315)
Net income                                                                      $8,780         8,780                    8,780
                             ----------   ----    -------        ----           ======      --------     ---------    -------

Balance, December 31, 2002   13,262,657    133     23,644                                    (17,953)    (1,315)        4,509

Issuance of stock pursuant
 to Directors' Stock Plan        79,327      1         54                                                                  55
Employee stock purchase plan      9,253                 4                                                                   4
Buyback of stock                                                                                            (80)          (80)
Net loss                                                                        $ (322)         (322)                    (322)
                             ----------   ----    -------        ----           ======      --------     ---------    -------

Balance, December 31, 2003   13,351,237    134     23,702                                    (18,275)    (1,395)        4,166

Stock options exercised         176,666      1        212                                                                 213
Employee stock purchase plan     19,617                 8                                                                   8
Issuance of stock option to
 non-employee                                         545                                                                 545
Comprehensive Income
  Net loss                                                                      $(892)          (892)                    (892)
  Unrealized loss on
   marketable securities                                          (32)            (32)                                     (32)
                                                                                -----
Comprehensive loss                                                              $(924)
                             ----------   ----    -------        ----           =====       --------     ---------    -------

Balance, December 31, 2004   13,547,520   $135    $24,467        $(32)                      $(19,167)    $  (1,395)   $ 4,008
                             ==========   ====    =======        ====                       ========     =========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                         IGI, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      Nature of the Business

      IGI, Inc. ("IGI" or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the production and marketing of cosmetics and skin care products. During 2002, the Company sold its Companion Pet Products division, which manufactured and sold companion pet care products. Beginning in the first quarter of 2005, the Company will also be engaged in the metal finishing business, specifically nickel boride, using the UltraCem technology.

      IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome(R) microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies.

      Estee Lauder, a significant customer, accounted for $1,248,000, or 35%, of 2004 revenues, $1,812,000, or 51%, of 2003 revenues, and
$2,629,000, or 60%, of 2002 revenues. In July 2004, the Company amended its agreement with Estee Lauder. Estee Lauder is now manufacturing all Novasome(R) and non Novasome(R) products in house and must pay the Company a royalty per kilogram on all Novasome(R) products they manufacture, including all new products developed. In addition, Estee Lauder paid to the Company a one time payment of $100,000 in connection with the amendment of the agreement. The Company's contract manufacturing of Estee Lauder non-Novasome(R) products, which accounted for $559,000 of the $1,248,000 in revenues in 2004, terminated contractually on June 30, 2004, without any required future royalties or other payments to be received by the Company on any non-Novasome(R) products manufactured by Estee Lauder.

      Vetoquinol USA, a significant customer, accounted for $442,000 or 12% of 2004 revenues, $523,000, or 15%, of 2003 revenues, and $361,000, or 7%, of
2002 revenues.

      Johnson & Johnson, a significant customer, accounted for $385,000 or 11% of 2004 revenues, $488,000, or 14%, of 2003 revenues, and $714,000, or
16%, of 2002 revenues.

      Principles of Consolidation

      The consolidated financial statements include the accounts of IGI, Inc. and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Cash Equivalents

      Cash equivalents consist of short-term investments which have original maturities of 90 days or less.

      Accounts Receivable and Allowance for Doubtful Accounts

      The Company extends credit to its customers, based upon credit evaluations, in the normal course of business, primarily with 30- day terms. The Company does not require collateral from its customers. Bad debts are provided for on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable. The Company charges off uncollectible receivables when the likelihood of collection is remote.

      Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable. The Company limits credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with one high credit quality financial institution. The Company's cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any credit risk on cash and cash equivalents.

      Marketable Securities

      Realized gains and losses are determined using the specific-identification method.

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

      Income Taxes

      The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to operating loss and tax credit carryforwards and differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of future deferred tax assets.

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

      Stock-Based Compensation

       As permitted by SFAS No. 123, "Accounting for Stock-Based
Compensation", which establishes a fair value based method of accounting for stock-based compensation plans, the Company had elected to follow Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock
Issued to Employees" for recognizing stock-based compensation expense for financial statement purposes. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. The Company accounts for stock based compensation to consultants in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and SFAS No. 123.

      The following table illustrates the effect on income (loss) attributable to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                     2004         2003        2002
                                                     ----         ----        ----
                                             (in thousands, except per share information)

Net income (loss) attributable to common
 stockholders - as reported                        $  (892)      $(322)      $8,647
Deduct: Total stock-based employee
 compensation expense determined
 under the fair value based method                    (193)       (129)        (496)
                                                   -------       -----       ------
Net income (loss) attributable to
 common stockholders - pro forma                   $(1,085)      $(451)      $8,151
                                                   =======       =====       ======
Income (loss) per share - as reported
  Basic and diluted                                $  (.08)      $(.03)      $  .76
                                                   =======       =====       ======
Income (loss) per share - pro forma
  Basic and diluted                                $  (.09)      $(.04)      $  .71
                                                   =======       =====       ======

      The pro forma information has been determined as if the Company had accounted for its employee and director stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002:

               Assumptions                   2004             2003              2002
               -----------                   ----             ----              ----

      Dividend yield                          0%              0%                0%
      Risk free interest rate            3.59%-4.27%     2.89%-3.62%       3.53%-4.97%
      Estimated volatility factor            88%            176%              176%
      Expected life                        7 years         7 years           7 years

      Product Development and Research

      The Company's research and development costs are expensed as incurred.

      Advertising Costs

      Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2004, 2003, and 2002 were $39,000, $60,000 and
$17,000, respectively.

      Shipping and Handling Costs

      Costs related to shipping and handling are comprised of outbound and inbound freight and the associated labor. These costs are recorded in costs of sales.

      Net Income (Loss) per Common Share

      Basic net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the Company's net loss from continuing operations for the years ended December 31, 2004, 2003 and 2002, the effect of the Company's potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of common shares outstanding and net income (loss) per common share are the same. Potentially dilutive common stock equivalents which were excluded from the net income (loss) per share calculations due to their anti-dilutive effect amounted to 1,140,379 for 2004, 2,550,000 for 2003, and 2,852,000 for 2002.

      Comprehensive Income (Loss)

      The Company has adopted SFAS No. 130, "Reporting Comprehensive
Income," which establishes standards for the reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) is defined to include all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is the sum of net income (loss) and unrealized gains (losses) on marketable securities. Unrealized gains (losses) on investments are excluded from net income (loss) and are reported in accumulated other comprehensive loss in the accompanying consolidated financial statements.

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

      Effect of Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS No. 145. The Company's loss from early extinguishment of debt realized in the second quarter of 2002 has been presented within continuing operations, rather than presented as an extraordinary item, in accordance with SFAS No. 145.

      In January 2003, FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by
business enterprises of variable interest entities ("VIEs").   FIN No.46
is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February
1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The adoption of FIN 46 has no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this statement shall be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company is currently evaluating the effects that adoption of this statement will have on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based
Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion
No. 25 "Accounting for Stock Issued to Employees," and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option-pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the transition methods.

2.    Liquidity

      The Company's principal sources of liquidity are cash, cash equivalents and marketable securities of approximately $757,000 and cash from operations. Management believes that existing cash, cash equivalents, marketable securities and cash flows from operations will be sufficient to meet the Company's foreseeable operating cash needs for at least the next year. In addition, two stockholders of the Company have agreed to loan the Company up to $500,000 each, if necessary, to help fund the Company's commitment to Novavax due on December 13, 2005 or to fund the Company's deficit through December 31, 2005. There may be acquisition and other growth opportunities, however, that require additional external financing. Several of the board members have voiced their willingness to exercise stock options should the need for additional cash arise. Management may, from time to time, seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurance that such additional financings will be available or available on terms acceptable to the Company.

3.    Marketable Securities

      Marketable securities at December 31, 2004 and 2003 consist of an investment in a short-term bond mutual fund and an investment in stock.
The Company currently classifies all marketable securities as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from operations and shown separately as a component of accumulated other comprehensive loss within stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

      The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale marketable securities as of December 31, 2004 and 2003 are as follows (amounts in thousands):


                                       Gross         Gross
                        Amortized    Unrealized    Unrealized    Fair    Carrying
2004                       Cost        Gains         Losses      Value    Amount
----                    ---------    ----------    ----------    -----   --------

Mutual funds              $ 299         $ -          $ (4)       $ 295     $ 295
Securities                  110           -           (28)          82        82
                          -----         ---          ----        -----     -----
                          $ 409         $ -          $(32)       $ 377     $ 377
                          =====         ===          ====        =====     =====


                                       Gross         Gross
                        Amortized    Unrealized    Unrealized    Fair    Carrying
2003                       Cost        Gains         Losses      Value    Amount
----                    ---------    ----------    ----------    -----   --------

Mutual funds              $ 800         $ -          $  -        $ 800     $ 800
                          =====         ===          ====        =====     =====

      Sales of available-for-sale securities for the year ended December 31, 2004, 2003, and 2002 were as follows (amounts in thousands):

                                     2004      2003      2002
                                     ----      ----      ----

Proceeds from sales                  $500        -        $58
Gross realized gains                    -        -         58
Gross realized losses                  (1)       -          -

      The increase in net unrealized holding losses on available-for-sale securities in the amount of $32,000 was recorded directly to stockholders' equity as of December 31, 2004.

4.    Discontinued Operations

      On May 31, 2002, the stockholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division, which marketed companion pet care related products. The buyer assumed liabilities of approximately $986,000, and paid the Company cash in the amount of $16,254,000. The Company's results reflect a $12,433,000 gain on the sale of the Companion Pet Products division for the year ended December 31, 2002. The gain is net of direct costs incurred by the Company in connection with the sale and the reduction in the purchase price resulting from post-closing adjustments. For the year ended December 31, 2003, the Company had a gain on the disposal of discontinued operations of $435,000 which primarily consisted of a net gain of $169,000 for an insurance settlement, net of legal costs, for damages incurred by the Company as a result of a heating oil leak at the Companion Pet Products manufacturing site and a net gain of $288,000 on the sale of the former Companion Pet Products manufacturing site land and building on December 18, 2003. The Companion Pet Products division incurred losses of $523,000 in the year ended December 31, 2002. The results for the year ended December 31, 2002 included an impairment charge of $630,000 related to the Companion Pet Products warehouse. Upon the sale of the Companion Pet Products division, the Company paid all of its debt and interest owed to Fleet Capital Corporation ("Fleet") and American Capital Strategies, Ltd. ("ACS"). As a result, the Company incurred a $2,654,000 loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

      During 2001, the Company recorded non-recurring charges related to the cessation and shutdown of the manufacturing operations at the Companion Pet Products facility. The Company applied to the New Jersey Economic Development Authority (NJEDA) and the New Jersey Department of Environmental Protection for a grant and loan to provide partial funding for the costs of investigation and remediation of the environmental contamination discovered at the Companion Pet Products facility. On June 26, 2001, the Company was awarded an $81,000 grant and a $246,000 loan.
The $81,000 grant was received in the third quarter of 2001. The loan, which required monthly principal payments, had a term of ten years at a rate of interest of 5%. The Company received funding of $45,000 and $182,000 from the loan during 2003 and 2002, respectively. On December 18, 2003, the loan was paid in full upon the sale of the Companion Pet Products facility, which had served as the collateral for the loan.

      The activity in 2004 related to the environmental clean up costs is as follows (amounts in thousands):

                              Net accrual at         Cash          Net accrual at
Description                  December 31, 2003    expenditures    December 31, 2004
-----------                  -----------------    ------------    -----------------

Environmental cleanup costs        $102              $(20)               $82
                                   ====              ====                ===

5.    Supply and Sublicensing Agreements

      In February 2001, the Company signed a new manufacturing and supply agreement and an assignment of trademark agreement for the WellSkin(tm) line of skin care products with Genesis Pharmaceutical, Inc. The manufacturing and supply agreement expires on December 13, 2005 and contains two ten-year renewal options. The Company received a lump sum payment of $525,000 for the assignment of the trademark, which is being recognized ratably over the term of the arrangement. The Company recognized $105,000 of income related to this agreement in each of the years ended December 31, 2004, 2003 and 2002.

      The Company entered into a sublicense agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a sublicense to produce and sell Novasome(R) microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $385,000, $488,000 and $714,000 of royalty income related to this agreement for the years ended December 31, 2004, 2003 and 2002, respectively.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide rights for the use of the Novasome(R) technology for certain products and distribution channels. The agreement provided for JJM to pay the Company $300,000 as well as future royalty payments based on JJM's sales of sublicensed products. The Company recognized $30,000, $35,000 and $32,000 of royalty income in 2004, 2003 and 2002, respectively, related to the agreement. In March of 2002, the agreement between the Company and JJM was amended stating that JJM is no longer required to make minimum payments and the license has been converted to a non-exclusive worldwide license with the exception of Japan, which will remain exclusive. If the amount of royalties paid by JJM equals or exceeds $200,000 in any year, the following calendar year will become an exclusive worldwide agreement and will remain so until royalties fall below that amount.

      In July 2001, the Company entered into a Research, Development and Manufacturing Agreement with Apollo Pharmaceutical (Canada), Inc. ("Apollo"), previously known as Prime Pharmaceutical Corporation. The purpose of the agreement was to develop a facial lotion, a facial creme and scalp application for the treatment of psoriasis. The project has been completed in stages with amounts being paid to the Company with the successful completion of each stage. In addition, the Company has agreed to rebate $3.60 per kilogram for the first 12,500 kilograms of product manufactured for and sold to Apollo. During 2002 and 2003, there was no activity between the Company and Apollo due to a change in management at Apollo. In 2004, the Company recognized $137,000 of product sales from Apollo.

      In November 2002, the Company entered into a Manufacturing Service Agreement with Desert Whale Jojoba Company, Inc. The purpose of this agreement is to develop and manufacture jojobasomes to be used as a personal care product. This project was in a developmental stage through 2002. The Company recognized $7,000 of product sales related to this project in 2003. The Company is no longer doing business with Desert Whale Jojoba Company, Inc.

      In July 2004, the Company, in order to allow growth and new business opportunities, renegotiated its contract with Estee Lauder, a significant
customer.   Estee Lauder is manufacturing all Novasome(R) and non-Novasome(R)
products in house and is paying the Company a royalty per kilo on all Novasome(R) products manufactured by Estee Lauder, including all new products developed plus a one time payment of $100,000 per the contract.
The Company's contract manufacturing of Estee Lauder non-Novasome(R) products, which accounted for $559,000 of the $1,248,000 in revenues in 2004, terminated contractually on June 30, 2004, without any required future royalties or other payments to be received by the Company on any non-Novasome(R) products manufactured by Estee Lauder. However, Estee Lauder may from time to time require the assistance of IGI to manufacture Novasome(R) and non Novasome(R) products at Estee Lauder's request. In addition, during the six month period from January through June 2004, the Company agreed to provide Estee Lauder's contract manufacturing services at a reduced price of $2.00 per kilo, as compared to the prior rate of $3.03 per kilo. The Company received $184,000 in 2004 and $28,000 in 2003 of royalty income from Estee Lauder pursuant to the Company's agreement with Estee Lauder for various Novasome(R) vesicles skin care products produced by Estee Lauder.

      On July 27, 2004, the Company signed an exclusive license agreement with the University of Massachusetts Medical School (University) for the patented invention entitled "The Treatment of Skin with Adenosine or Adenosine Analogs." The Company intends to encapsulate adenosine or adenosine analogs in Novasome(R) for use in the skin care field. As consideration of the rights granted in this agreement, the Company made nonrefundable payments of $25,000 upon the execution of this agreement and $25,000 in September 2004. Both of these payments were expensed during the third quarter of 2004 and are included in the product development and research expenses. The agreement also calls for minimum royalty payments of $25,000 per year commencing on July 27, 2007. If the Company enters into a sublicense agreement with a third-party entity, which it will attempt to do, the Company must pay the University 50% of all sublicense income.

6.    Supplemental Cash Flow Information

      During the years ended December 31, 2004, 2003 and 2002, the Company had the following non-cash financing and investing activities:

                                                          2004     2003      2002
                                                          ----     ----      ----
                                                               (in thousands)

Mark to market adjustment on warrants                       $-      $-      $(133)
Issuance of stock pursuant to Directors' Stock Plan          -       55        48

7.    Inventories

      Inventories as of December 31, 2004 and 2003 consisted of:

                                                 2004       2003
                                                 ----       ----
                                                 (in thousands)

Finished goods                                  $  42      $  15
Raw materials                                     205        177
                                                -----      -----
                                                $ 247      $ 192
                                                =====      =====

      The above amounts are net of reserves for obsolete and slow moving inventory of $21,000 and $15,000 as of December 31, 2004 and 2003, respectively.

8.    Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 31, 2004 and 2003 consisted of:

                                                2004         2003
                                                ----         ----
                                                 (in thousands)

Land                                          $   257      $   257
Buildings                                       2,695        2,695
Machinery and equipment                         1,635        1,600
Construction in progress                          782            -
                                              -------      -------
                                                5,369        4,552
      Less accumulated depreciation            (2,201)      (1,945)
                                              -------      -------
      Property, plant and equipment, net      $ 3,168      $ 2,607
                                              =======      =======

      The Company recorded depreciation expense related to continuing operations of $256,000, $254,000 and $268,000 in 2004, 2003 and 2002,
respectively.

9.    Debt

      On May 31, 2002, the stockholders of the Company approved, and the Company consummated, the sale of the assets and transfer of the liabilities of the Companion Pet Products division. Upon the sale, the Company paid all of its debt and interest owed to Fleet and ACS. As a result, the Company incurred a $2,654,000 loss from early extinguishment of debt in connection with the prepayment fees paid to Fleet and ACS and the write-off of the ACS debt discount.

      The Company received a $246,000 loan to provide partial funding for the costs of investigating and remediating the environmental contamination discovered at the Companion Pet Products facility. The loan required monthly principal payments over a term of ten years at a rate of interest of 5%. The Company received funding of $45,000 and $197,000 under the loan during 2003 and 2002, respectively. On December 18, 2003, the loan was paid in full upon the sale of the former Companion Pet Products facility, which served as collateral for the loan.

10.   Stock Warrants

      In connection with the $7,000,000 borrowing from American Capital Strategies (ACS), the Company issued a warrant to purchase 1,907,543 shares of IGI common stock at an exercise price of $.01 per share to ACS.

      The warrant issued to ACS was valued at issuance date utilizing the Black-Scholes model and initially recorded as a liability, due to the presence of a put right which required the Company to repurchase the warrant or underlying common stock under certain circumstances. The liability was marked-to-market, based on changes in the value of the underlying common stock, with the change in market value recognized as a component of interest expense in the period of change.

      On April 12, 2000, ACS and the Company amended the debt agreement and the put provision associated with the original warrant was replaced by a make-whole feature. The make-whole feature required the Company to compensate ACS, in either common stock or cash, at the option of the Company, in the event that ACS ultimately realized proceeds from the sale of the common stock obtained upon exercise of its warrant that were less than the fair value of the common stock upon exercise of such warrant. Fair value of the common stock upon exercise was defined as the 30-day average value prior to notice of intent to sell. ACS was required to exercise reasonable effort to sell or place its shares in the marketplace over a 180-day period, beginning with the date of notice by ACS, before it could invoke the make-whole provision.

      As noted above, the make-whole feature required the Company to compensate ACS for any decrease in value between the date that ACS notified the Company that they intended to sell some or all of the stock and the date that ACS ultimately disposed of the underlying stock, assuming that such disposition occurred in an orderly fashion over a period of not more than 180 days. The shortfall could be paid using either cash or shares of the Company's common stock, at the option of the Company. Based on accounting guidance that was issued in September 2000, the Company reflected the detachable stock warrant outside of stockholders' equity (deficit), since the ability to satisfy the make-whole obligation using shares of the Company's common stock was not totally within the Company's control.

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

      In February 1999, the Company granted a warrant to purchase 270,000 shares of common stock, with an exercise price of $2.00 per share. The warrant expired on January 31, 2004.

11.   Stock Options and Common Stock

      In October 1998, the Company adopted the 1998 Directors Stock Plan. Under this plan, 200,000 shares of the Company's common stock are reserved for issuance to non-employee directors, in lieu of payment of directors' fees in cash. In 2002, 70,011 shares of common stock were issued as consideration for directors' fees. In 2003 and 2002, the Company issued 79,318 and 311 shares of common stock as consideration for directors' fees under the 1999 Stock Incentive Plan ("1999 Plan"). The Company did not issue any shares as consideration for directors' fees in 2004. The Company recognized $24,000, $55,000 and $48,000 of expense related to shares issued to directors during the years ended December 31, 2004, 2003 and 2002, respectively. The amount related to 2004 remains in accrued expenses until the shares are issued.

      In December 1998, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan ("ESPP"). An aggregate of 300,000 shares of common stock may be issued pursuant to the ESPP. All employees of the Company and its subsidiaries, including officers or directors who are also an employee, are eligible to participate in the ESPP. Shares under this plan are available for purchase at 85% of the fair market value of the Company's stock on the first or last day of the offering period, whichever is lower. The Company issued 19,617, 9,253 and 30,975 shares in 2004, 2003 and 2002, respectively, under the ESPP.

      In March 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan ("1999 Plan"). The 1999 Plan replaced all previously authorized stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 1,200,000 shares of common stock. In May 2002, the Company's stockholders approved an increase in the maximum amount of shares to be granted by 800,000, for a total of 2,000,000 shares available for grant. A total of 1,335,916 options (net of cancellations), having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant. In addition, as noted above, 79,629 stock awards have been granted under the 1999 Plan.

      In September 1999, the Company's Board of Directors approved the 1999 Director Stock Option Plan. The 1999 Director Stock Option Plan provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 675,000 shares have been approved and authorized for issuance pursuant to this plan. In May 2001, an additional 800,000 shares were approved for issuance under this plan, bringing the total to 1,475,000 available for issue under this plan. A total of 1,111,048 options (net of cancellations) have been granted to non-employee directors through December 31, 2004. The options granted under the 1999 Director Stock Option Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

      Stock option transactions in each of the past three years under the aforementioned plans in total were:

                                              1999 Plan
                              ---------------------------------------------
                                                                Weighted
                               Shares      Price Per Share    Average Price
                               ------      ---------------    -------------

January  1, 2002 shares
  Under option                2,703,000     $ .50 - $8.58        $2.30
  Granted                       280,000       .53 -   .70          .67
  Exercised                     (39,000)      .50 -   .56          .53
  Cancelled                    (362,000)      .50 -  8.25         2.50
                              ---------
December 31, 2002 shares
  Under option                2,582,000       .50 -  8.58         2.12
  Granted                       290,000       .55 -  1.07          .82
  Exercised                           -           -                  -
  Cancelled                    (592,000)      .52 -  7.61         1.53
                              ---------
December 31, 2003 shares
  Under option                2,280,000       .50 -  8.58         2.03
  Granted                       618,048      1.05 -  2.25         1.74
  Exercised                    (176,666)      .55 -  1.94         1.21
  Expired                      (100,000)     5.59 -  8.58         7.77
  Cancelled                     (33,334)         .85               .85
                              ---------
December 31, 2004
  Under option                2,588,048       .50 -  8.25         1.85
                              =========
Exercisable options at:
  December 31, 2002           2,454,398                          $2.19
                              =========                          =====
  December 31, 2003           2,019,252                          $2.24
                              =========                          =====
  December 31, 2004           2,320,001                          $1.92
                              =========                          =====

      The Company uses the intrinsic value method to account for stock options issued to employees and to directors. The Company uses the fair value method to account for stock options issued to non-employee consultants. No options were granted to consultants in 2002. The Company granted 300,000 and 25,000 options in 2004 and 2003, respectively, to a consultant. The expense related to such options, which amounted to $545,000 in 2004 was recorded in product development and research expense.

      The following table summarizes information concerning outstanding and exercisable options as of December 31, 2004:

                            Options Outstanding              Options Exercisable
                   -------------------------------------    ---------------------
                                  Weighted      Weighted                 Weighted
                                  Average       Average                  Average
   Range of        Number of     Remaining      Exercise    Number of    Exercise
Exercise Price      Options     Life (Years)     Price       Options      Price
--------------     ---------    ------------    --------    ---------    --------

$ .50 to $1.00       800,500        6.79         $ .65       800,500      $ .65
 1.01 to  2.00     1,097,798        6.45          1.52       829,751       1.60
 2.01 to  3.00       419,750        7.61          2.32       419,750       2.32
 3.01 to  4.00        50,000        3.00          3.75        50,000       3.75
 5.01 to  6.00        90,000        1.91          5.81        90,000       5.81
 6.01 to  7.00       100,000        1.47          6.69       100,000       6.69
 8.01 to  8.25        30,000        0.99          8.25        30,000       8.25
                   ---------                               ---------

$ .50 to $8.25     2,588,048        6.25         $1.85     2,320,001      $1.92
                   =========                               =========

12.   Income Taxes

      The provision (benefit) for income taxes attributable to loss from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                 2004       2003       2002
                                                 ----       ----       ----
                                                      (in thousands)

Current tax expense (benefit):
  Federal                                       $   -      $   -      $   -
  State and local                                (290)      (208)       330
                                                -----      -----      -----

Total current tax expense (benefit)              (290)      (208)       330
                                                -----      -----      -----

Deferred tax expense
  Federal                                           -          -          -
  State and local                                   -          -          -
                                                -----      -----      -----
Total deferred tax expense                          -          -          -
                                                -----      -----      -----
  Total expense (benefit) for income taxes      $(290)     $(208)     $ 330
                                                =====      =====      =====

      The Company sold some of its New Jersey operating loss carryforwards in exchange for net proceeds of $298,000, $224,000 and $249,000 in 2004, 2003 and 2002, respectively. During the year ended December 31, 2002, the Company paid $558,000 to purchase some New Jersey operating loss carryforwards.

      The provision (benefit) for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations as a result of the following:

                                                      2004       2003       2002
                                                      ----       ----       ----
                                                            (in thousands)

Statutory benefit                                    $(405)     $(328)     $(952)
Other non-deductible expenses                            1         25         16
State income taxes, net of valuation allowance        (191)      (137)       330
Increase in Federal valuation allowance                305        234        936
Other, net                                               -         (2)         -
                                                     -----      -----      -----
                                                     $(290)     $(208)     $ 330
                                                     =====      =====      =====

      Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2004 and 2003 consisted of the following:

                                                    2004         2003
                                                    ----         ----
                                                     (in thousands)

Property, plant and equipment                     $    67      $    52
Prepaid license agreement                             202          402
Deferred royalty payments                             121          149
Tax operating loss carryforwards                    5,978        5,349
Tax credit carryforwards                              666          691
Reserves                                               15            6
Inventory                                              31           16
Non-employee stock options                            394          177
Other future deductible temporary differences          33           41
Other future taxable temporary differences            (16)         (21)
                                                  -------      -------
                                                    7,491        6,862

Less:  valuation allowance                         (7,491)      (6,862)
                                                  -------      -------

Deferred taxes, net                               $     -      $     -
                                                  =======      =======

      The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its plan to sell the benefit of certain state net operating loss carryforwards, its expectations for the future, and the expiration dates of the net operating loss carryforwards. The Company has concluded that it is more likely than not that it will be unable to realize the gross deferred tax assets in the foreseeable future and has established a valuation reserve for all such deferred tax assets.

      Operating loss and tax credit carryforwards for tax reporting purposes as of December 31, 2004 were as follows:

                                                             (in thousands)

Federal:
  Operating losses (expiring through 2024)                      $ 13,722
  Research tax credits (expiring through 2020)                       551
  Alternative minimum tax credits (available without
   expiration)                                                        28
State:
  Net operating losses - New Jersey (expiring through 2012)       13,715
  Research tax credits - New Jersey (expiring through 2010)           58
  Alternative minimum assessment - New Jersey (available
   without expiration)                                                29

      Federal net operating loss carryforwards that expire through 2024 have significant components expiring in 2018 (15%), 2019 (15%), 2020 (53%), and 2021 (9%).

13.   Commitments and Contingencies

      The Company leases machinery and equipment under non-cancelable operating lease agreements expiring at various dates in the future. Rental expense aggregated approximately $42,000 in 2004, $44,000 in 2003, and $70,000 in 2002. Future minimum rental commitments under non-cancelable operating leases as of December 31, 2004 are as follows:

            Year          (in thousands)
            ----          --------------

            2005               $ 34
            2006                 25
            2007                 22
            2008                 22
            2009                 22
            Thereafter            -
                               ----
            Total              $125
                               ====

      The Company has an option, which is exercisable on December 13, 2005, to extend its exclusive license for the use of the Novasome(R) microencapsulation technologies in certain specific fields for an additional ten-year term in exchange for a $1,000,000 cash payment.

14.   Legal and U.S. Regulatory Proceedings

      Gallo Matter

      As previously reported by the Company in its historical filings with the Securities and Exchange Commission ("SEC"), including, without limitation, its Form 10-K for the year ending December 31, 1999, for most of 1997 and 1998 the Company was subject to intensive government regulatory scrutiny by the U.S. Departments of Justice, Treasury and Agriculture. In June 1997, the Company was advised by the Animal and Plant Health Inspection Service ("APHIS") of the United States Department of Agriculture ("USDA") that the Company had shipped quantities of some of its poultry vaccine products without complying with certain regulatory and record keeping requirements. The USDA subsequently issued an order that the Company stop shipment of certain of its products. Shortly thereafter, in July 1997, the Company was advised that the USDA's Office of Inspector General had commenced an investigation into possible violations of the Virus Serum Toxin Act of 1914 and alleged false statements made to APHIS. In April 1998, the SEC advised the Company that it was conducting an informal inquiry and requested information and documents from the Company, which the Company voluntarily provided to the SEC.

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

      As a result of its internal investigation, in November 1997, the Company terminated the employment of John P. Gallo as President and Chief Operating Officer for willful misconduct. On April 21, 1998, the Company instituted a lawsuit against Mr. Gallo in the New Jersey Superior Court. The lawsuit alleged willful misconduct and malfeasance in office, as well as embezzlement and related claims (referred to as the "IGI Action"). On April 28, 1998, Mr. Gallo instituted a separate action against the Company and two of its Directors, Edward Hager, M.D. and Constantine Hampers, M.D., alleging that he had been wrongfully terminated from employment and further alleging wrongdoings by the two Directors (referred to as the "Gallo Action"). The Court subsequently ordered the consolidation of the IGI Action and the Gallo Action (collectively referred to as the "Consolidated Action").

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

      In July 2004, Novavax filed a motion for summary judgment on all claims asserted under Gallo's First Amended Complaint (referred to as "the SJ Motion"). Gallo filed in opposition to the SJ Motion contesting all relief sought thereunder. In August 2004, the Court held a hearing on the SJ Motion and denied without prejudice the relief sought by the motion for dismissal of Gallo's First

Amended Complaint. Upon information and belief, the parties are currently proceeding with discovery in the Novavax Action. The Company, as a non-party witness in the Novavax Action, was recently served by counsel for Gallo with a subpoena for the production of documents as responsive thereto.

      As of the date hereof, Novavax has not sought to re-file its Third Party Complaint against IGI for which coverage was previously denied by its insurance carriers, Novavax is not precluded from doing so and may seek to do so in the future.

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

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a certified environmental contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $82,000 remains accrued as of December 31, 2004. The remediation was completed by September 30, 2003. There will be periodic testing and removal performed, which is projected to span over the next five years. The estimated cost of the monitoring is included in the accrual.

      This contamination also spread to the property adjacent to the manufacturing facility and the Company is currently involved in a lawsuit with the owner of that property, Ted Borz. Mr. Borz runs a business on that property and he seeking remuneration for loss of income and the reduction in his property value from IGI as a result of the oil spill. IGI believes that it has performed all the necessary tasks required to properly decontaminate Mr. Borz's property. Management does not feel that it is possible to estimate the outcome of this case at this date.

      The Company's common stock is listed on the American Stock Exchange ("AMEX"). Based on the Company's 2004 results, the Company is not in compliance with the AMEX requirement for reporting income from continuing operations and net income for the year ended December 31, 2004 which could subject it to potentially being delisted from AMEX. As of March 15, 2005, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements.

15.   Employee Benefits

      The Company has a 401(k) contribution plan, pursuant to which employees who have completed six months of employment with the Company or its subsidiaries as of specified dates, may elect to contribute to the plan, in whole percentages, up to 18% of compensation. Employees' contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $13,000 for 2004 and $12,000 for 2003. The Company matches 25% of the first 5% of compensation contributed by participants and contributes, on behalf of each participant, $4 per week of employment during the year. The Company contribution is in the form of either common stock or cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $ 8,000, $15,000 and $23,000 in 2004, 2003 and 2002,
respectively.

16.   License Agreement with Dr. Michael Holick

      On December 24, 2003, the Company entered into a License Agreement with Dr. Holick and A&D Bioscience, Inc., a Massachusetts corporation wholly owned by Dr. Holick (collectively referred to as "Holick"), whereby Holick granted an exclusive license to the Company to all his rights to the parathyroid hormone related peptide technologies and the glycoside technologies (referred to as "PTH Technologies" and "Glycoside Technologies", respectively) that he developed for various clinical usages including treatment of psoriasis, hair loss and other skin disorders. In consideration for entering into the License Agreement, Holick received up-front a $50,000 non-refundable payment from the Company. He also received a grant of 300,000 stock options under the Company's authorized stock option plans. Holick was also entitled to receive a $236,000 milestone payment that was contingent on the execution of a sublicense agreement between the Company and a third-party for the licensed technology.

      On April 19, 2004, IGI signed a sublicense agreement with Tarpan Therapeutics, Inc. ("Tarpan") for the PTH (1-34) technology under which the third-party will be obligated at its sole cost and expense to develop and bring the PTH (1-34) technology to market as timely and efficiently as possible, which includes its sole responsibility for the cost of preclinical and clinical development, research and development, manufacturing, laboratory and clinical testing and trials and marketing of products. In addition, the sublicense agreement calls for various payments to IGI throughout the term. IGI was paid a lump sum sublicense fee of $300,000, from which amount IGI paid the sum of $232,000 to Dr. Holick, representing the $236,000 payment due to Dr. Holick in accordance with the terms of his License Agreement with the Company, net of $4,000 of additional legal fees. Certain subsequent royalty payments received by the Company under the sublicense agreement will be shared with Holick after the Company has recovered any payments previously made to Holick under the License
Agreement and an amount equal to the value of the options received by Holick under the License Agreement. The Company is responsible for any and all costs, fees and expenses for the prosecution and oversight of any intellectual property rights related to the licensed technologies. The term of the License Agreement is the longer of twenty (20) years or the life of each of the patents thereunder. The License Agreement, however, granted Holick the right to terminate the Company's license to (i) the Glycoside Technologies if the Company did not sublicense the Glycoside Technologies within 90 days of the effective date of the License Agreement, and (ii) the PTH Technologies if the Company did not sublicense the PTH Technologies within 90 days of the effective date of the License Agreement. As noted above, the Company entered into a sublicense agreement for the PTH Technologies on April 19, 2004. The Company did not, however, sublicense the Glycoside Technologies within the 90 day period. As a result, Holick terminated the Company's license to the Glycoside Technologies on April 5, 2004. The Company is engaged in discussions with the same third-party entity for a similar sublicense for the PTH (7-34) technology.

      The $50,000 payment to Holick was expensed in the third quarter of 2003 and the $236,000 payment to Holick was expensed in the second quarter of 2004 because the PTH Technologies are in a preliminary development phase and do not have any readily determinable alternative future use. The other consideration called for under the License Agreement, such as amounts advanced for the prosecution and oversight of any intellectual property rights related to the licensed technologies which amounted to $27,500 and the fair value of the 300,000 stock options granted to Holick, which amounted to $520,000, was also expensed by the Company in the second quarter of 2004 (included in product development and research expenses in the Consolidated Statement of Operations), when the sublicense agreement with Tarpan was executed and Holick could no longer terminate the license agreement as it relates to the PTH Technologies and the options became fully vested. The fair value of the stock options was calculated under SFAS No. 123 using the Black-Scholes model.

17.   Quarterly Consolidated Financial Data (Unaudited)

      Following is a summary of the Company's quarterly results for each of the quarters in the years ended December 31, 2004 and 2003 (in thousands, except per share information).

                                     March        June      September   December
                                    31, 2004    30, 2004    30, 2004    31, 2004
                                    --------    --------    ---------   ---------

Total revenues                      $   987     $ 1,198     $   582     $   791
Operating loss                           (4)       (846)       (223)       (147)
Income (loss) from continuing
 operations                               3        (842)       (219)        166
Net income (loss)                         3        (842)       (219)        166
                                    =======     =======     =======     =======
Basic income (loss) per share       $   .00     $  (.07)    $  (.02)    $   .01
Diluted income (loss) per share         .00        (.07)       (.02)        .01


                                     March        June      September   December
                                    31, 2003    30, 2003    30, 2003    31, 2003
                                    --------    --------    ---------   ---------

Total revenues                     $ 1,008      $   844     $   899     $   806
Operating profit (loss)                 32         (520)       (241)       (243)
Income (loss) from continuing
 operations                             36         (518)       (242)        (33)
Net income (loss)                       36         (349)       (257)        248
                                   =======      =======     =======     =======
Basic and diluted income
 (loss) per share
  Continuing operations            $   .00      $ (.05)     $  (.02)     $  .00
  Net income (loss)                    .00        (.03)        (.02)        .02

      The fourth quarter of 2004 and 2003 include $298,000 and $224,000 respectively of tax benefit from the sale of New Jersey state net operating loss carryforwards.

                         IGI, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (amounts in thousands)

   COL. A                                      COL. B            COL. C              COL. D       COL. E
   ------                                      ------            ------              ------       ------
                                                                Additions
                                               Balance    -----------------------
                                                  at      Charged to   Charged to                 Balance
                                              beginning   costs and      other                    at end
Description                                   of period    expenses     accounts    Deductions   of period
-----------                                   ---------   ----------   ----------   ----------   ---------

December 31, 2002:

Allowance for doubtful accounts                  $122       $  3        $ 24(C)       $114(A)       $35
Obsolete and slow moving inventory reserve          5         20           -            15(B)        10

December 31, 2003

Allowance for doubtful accounts                  $ 35       $  1        $(20)(D)      $  -          $16
Obsolete and slow moving inventory reserve         10          9           -             4(B)        15

December 31, 2004

Allowance for doubtful accounts                  $ 16          1                      $  7(A)       $10
Obsolete and slow moving inventory reserve         15          6           -             -           21

(A) Relates to write-off of uncollectible accounts and recoveries of reviously reserved amounts.
(B)   Relates to disposition of obsolete inventory.
(C) Relates to a credit balance in accounts receivable that was reclassed to allowance for doubtful accounts.
(D) Relates to a reclass to deferred income from allowance for doubtful accounts.

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

(10.46) Employment Agreement between IGI, Inc. and Robert McDaniel dated as of September 1, 1999. [Incorporated by reference to Exhibit
          10.54 to the 1999 Form 10-K.]
(10.47) Pledge Agreement by and between Fleet Capital Corporation and IGI, Inc., dated October 29, 1999. [Incorporated by reference to
          Exhibit 10.55 to the 1999 Form 10-K.]
(10.48) Employment Agreement between IGI, Inc., and Rajiv Mathur dated February 22, 1999. [Incorporated by reference to Exhibit 10.56 to the 1999 Form 10-K.]
(10.49) Amendment No. 1 to the Note and Equity Purchase Agreement by and between American Capital Strategies, Ltd. and IGI, Inc., together with its subsidiaries dated as of March 30, 2000. [Incorporated by reference to Exhibit 10.57 to the 1999 Form 10-K.]
(10.50) Amendment to Loan and Security Agreement by and between Fleet Capital Corporation and IGI, Inc., together with its subsidiaries dated as of April 12, 2000. [Incorporated by reference to Exhibit
          10.58 to the 1999 Form 10-K.]
(10.51) Amendment No. 2 to Note and Equity Purchase Agreement dated as of June 26, 2000 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc., American Capital Strategies, Ltd. and ACS Funding Trust I. [Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed July 23, 2000.]
(10.52) Second Amendment to Loan and Security Agreement dated as of June 23, 2000 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc. and Fleet Capital Corporation. [Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K filed July 23, 2000.]
(10.53) Termination Agreement dated December 10, 1998 between the Company and Glaxo Wellcome, Inc. [Incorporated by reference to Exhibit
          10.61 to the 1999 Form 10-K.]
(10.54) Asset Purchase Agreement dated as of June 19, 2000 by and between the Buyer and the Company. [Incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A effective September 1, 2000.]
(10.55) Amendment and Waiver to Loan and Security Agreement dated as of October 31, 2000 between Fleet Capital Corporation and the Company and its affiliates. [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.]
(10.56) Letter Waiver dated November 9, 2000 between American Capital Strategies, Ltd. and the Company and its affiliates. [Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.]
(10.57) Separation Agreement and General Release dated September 1, 2000 between the Company and Paul Woitach. [Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.]
(10.58) Certificate of Release and Termination of Contract dated as of March 1, 2001 between Genesis Pharmaceutical, Inc. and Tristrata Technology, Inc. [Incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K.]
(10.59) Manufacturing and Supply Agreement dated as of February 14, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. [Incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K.]
(10.60) Assignment of Trademark dated as of February 14, 2001 among IGI, Inc., IGEN, Inc, Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. [Incorporated by reference to Exhibit 10.60 to the 2000 Form 10-K.]
(10.61) Supply Agreement dated as of March 6, 2001 between Corwood Laboratory, Inc. and IGI, Inc. [Incorporated by reference to
          Exhibit 10.61 to the 2000 Form 10-K.]
(10.62) License Agreement dated as of March 6, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and its division EVSCO Pharmaceutical and Corwood Laboratory, Inc. [Incorporated by reference to Exhibit
          10.62 to the 2000 Form 10-K.]
(10.63) Employment Agreement between IGI, Inc. and Domenic N. Golato dated as of August 31, 2000. [Incorporated by reference to Exhibit 10.63 to the 2000 Form 10-K.]
(10.64) IGI, Inc. 1991 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991.]
(10.65) Fourth Amendment to Loan and Security Agreement dated as of February 28, 2001 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc., and Fleet Capital Corporation. [Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed April 20, 2001.]
(10.66) Amendment No. 4 to Note and Equity Purchase Agreement dated as of February 28, 2001 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc., American Capital Strategies, Ltd. and ACS Funding Trust I. [Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K filed April 20, 2001.]
(10.67) Asset Purchase Agreement dated as of February 6, 2002 by and between Vetoquinol, U.S.A., Inc. and IGI, Inc. with Vetoquinol, S.A. a party thereto with respect to Article X thereof. [Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed February 7, 2002.]
(10.68) Research and Development Agreement dated as of January 2, 2001 between IGI, Inc. and Prime Pharmaceutical Corporation. [Incorporated by reference to Exhibit 10.68 on the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 001-08568, filed on March 15, 2002 ("the 2001 Form
          10-K").]
(10.69) Manufacturing and Supply Agreement dated November 5, 2002 between IGI, Inc. and Desert Whale Jojoba Company, Inc. [Incorporated by reference to Exhibit 10.69 on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-08568, filed March 10, 2003 ("the 2002 Form 10-K).]
(10.70) Loan Agreement dated January 10, 2002 between IGI, Inc. and the New Jersey Economic Development Authority. [Incorporated by reference to Exhibit 10.70 to the 2002 Form 10-K]
(10.71) Promissory Note dated January 10, 2002 by IGI, Inc. to the New Jersey Economic Development Authority. [Incorporated by reference to Exhibit 10.71 to the 2002 Form 10-K]

(10.72) Mortgage and Security Agreement and Fixture Filing dated January 10, 2002 between IGI, Inc. and the New Jersey Economic Development Authority. [Incorporated by reference to Exhibit
          10.72 to the 2002 Form 10-K]
(10.73) Contract of Sale for Real Estate dated October 21, 2001 between IGI, Inc. and Poultry Investors, LLC. [Incorporated by reference to Exhibit 10.73 to the 2002 Form 10-K]
(10.74) Addendum dated November 14, 2001 to Contract of Sale for Real Estate dated October 21, 2001 between IGI, Inc. and Poultry Investors, LLC. [Incorporated by reference to Exhibit 10.74 to the 2002 Form 10-K]
(10.75) Partial Mortgage Release dated February 20, 2002 by Fleet Capital Corporation for real property designated on the municipal tax map for the Township of Buena Vista, New Jersey as Lot 23.01, Block 5501. [Incorporated by reference to Exhibit 10.75 to the 2002 Form 10-K]
(10.76) Partial Mortgage Release dated February 22, 2002 by American Capital Strategies, Ltd. for real property designated on the municipal tax map for the Township of Buena Vista, New Jersey as Lot 23.01, Block 5501. [Incorporated by reference to Exhibit
          10.76 to the 2002 Form 10-K]
(10.77) Amendment No. 5 dated May 30, 2002 to Note and Equity Agreement by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc. and American Capital Strategies, Ltd. [Incorporated by reference to Exhibit 10.77 to the 2002 Form 10-K]
(10.78) Termination and Release of Pledge and Security Agreement dated May 31, 2002 by and among IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Blood Cells, Inc. and American Capital Strategies, Ltd. [Incorporated by reference to Exhibit 10.78 to the 2002 Form 10-K]
(10.79) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and IGI, Inc. [Incorporated by reference to
          Exhibit 10.79 to the 2002 Form 10-K]
(10.80) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and Blood Cells, Inc. [Incorporated by reference to Exhibit 10.80 to the 2002 Form 10-K]
(10.81) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and IGEN, Inc. [Incorporated by reference to
          Exhibit 10.81 to the 2002 Form 10-K]
(10.82) Termination and Release of Patent Security Agreement (United States Patents) dated May 30, 2002 between American Capital Strategies, Ltd. and Immunogenetics, Inc. [Incorporated by reference to Exhibit 10.82 to the 2002 Form 10-K]
(10.83) Termination and Release of Trademark Security Agreement dated May 30, 2002 between American Capital Strategies, Ltd. and IGI, Inc. [Incorporated by reference to Exhibit 10.83 to the 2002 Form 10-K]
(10.84) Termination and Release of Trademark Security Agreement dated May 30, 2002 between American Capital Strategies, Ltd. and IGEN, Inc. [Incorporated by reference to Exhibit 10.84 to the 2002 Form 10-K]
(10.85) Termination and Release of Trademark Security Agreement dated May 30, 2002 between American Capital Strategies, Ltd. and Immunogenetics, Inc. [Incorporated by reference to Exhibit 10.85 to the 2002 Form 10-K]
(10.86) Termination and Release of Trademark Security Agreement dated May 30, 2002 between American Capital Strategies, Ltd. and Blood Cells, Inc.[Incorporated by reference to Exhibit 10.86 to the 2002 Form 10-K]
(10.87) Termination and Release of Trademark Security Agreement dated May 31, 2002 by and among Wachovia Bank, N.A. and IGI, Inc., IGEN, Inc., Immunogenetics, Inc., Micro-Pak, Inc. and Micro Vescular Systems, Inc. [Incorporated by reference to Exhibit 10.87 to the 2002 Form 10-K]
(10.88) Termination and Release of Trademark Security Agreement dated May 31, 2002 between Fleet Capital Corporation and IGI, Inc. [Incorporated by reference to Exhibit 10.88 to the 2002 Form 10-K]
(10.89) Termination and Release of Trademark Security Agreement dated May 31, 2002 between Fleet Capital Corporation and Immunogenetics, Inc. [Incorporated by reference to Exhibit 10.89 to the 2002 Form 10-K]
(10.90) Termination and Release of Trademark Security Agreement dated May 31, 2002 between Fleet Capital Corporation and IGEN, Inc. [Incorporated by reference to Exhibit 10.90 to the 2002 Form 10-K]
(10.91) Termination and Release of Patent Security Agreement dated May 31, 2002 between Fleet Capital Corporation and IGI, Inc. [Incorporated by reference to Exhibit 10.91 to the 2002 Form 10-K]
(10.92) Termination and Release of Patent Security Agreement dated May 31, 2002 between Fleet Capital Corporation and IGEN, Inc. [Incorporated by reference to Exhibit 10.92 to the 2002 Form 10-K]
(10.93) Manufacturing and Supply Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Suppliers) and Vetoquinol, USA, Inc. (Purchaser). [Incorporated by reference to Exhibit
          10.93 to the 2002 Form 10-K]
(10.94) Technological Rights Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Sellers) and Vetoquinol, USA, Inc. (Purchaser). [Incorporated by reference to Exhibit 10.94 to the 2002 Form 10-K]
(10.95) Supplemental Agreement dated May 31, 2002 between IGI, Inc. (Seller) and Vetoquinol, USA, Inc. (Buyer). [Incorporated by reference to Exhibit 10.95 to the 2002 Form 10-K]
(10.96) Discharge of Mortgage dated May 29, 2002 by Fleet Capital Corporation. [Incorporated by reference to Exhibit 10.96 to the 2002 Form 10-K]
(10.97) Partial Release of Mortgage dated May 31, 2002 by American Capital Strategies, Ltd. for real property designated on the municipal tax map of the Borough of Buena as Lot 1, Block 205. [Incorporated by reference to Exhibit 10.97 to the 2002 Form 10-K]
(10.98) Amendment dated March 19, 2002, to License Agreement by and among Ethicon, Inc. and IGI, Inc., IGEN, Inc. and Immunogenetics, Inc. [Incorporated by reference to Exhibit 10.98 to the 2002 Form 10-K]
(10.99) Product Development Agreement dated November 10, 2003, between Pure Energy Corporation d/b/a/ Pure Energy of America, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.99 on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 001-08568, filed April 14, 2004 ("the
          2003 Form 10-K).]
(10.100) Severance Agreement dated effective as of August 15, 2003, between John F. Ambrose and IGI, Inc. [Incorporated by reference to Exhibit 10.100 to the 2003 Form 10-K]
(10.101) Employment Agreement dated September 26, 2003, between Michael F. Holick, MD, PhD and IGI, Inc. [Incorporated by reference to
          Exhibit 10.101 to the 2003 Form 10-K]
(10.102) Severance Agreement dated effective as of January 9, 2004, between Garry Hardwick and IGI, Inc. [Incorporated by reference to Exhibit 10.102 to the 2003 Form 10-K]
(10.103) License Agreement effective December 24, 2003, by and among Michael F. Holick, MD, PhD, A&D Bioscience, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.103 to the 2003 Form 10-K]
(10.104) License Agreement dated February 9, 2004, between Universal Chemical Technologies, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.104 to the 2003 Form 10-K]
(10.105) Contract for Sale of Real Estate dated October 22, 2003, between CPB, Inc. ("Buyer") and IGI, Inc. ("Seller").[Incorporated by reference to Exhibit 10.105 to the 2003 Form 10-K]
(10.106) Cancellation of Mortgage and Security Agreement and Fixture Filing dated February 10, 2004 by the New Jersey Economic Development Authority for real property real property and premises situated, lying and being known as 701 Harding Highway, Buena, Atlantic Country, New Jersey, designated on the Municipal Tax Map of the Borough of Buena as Block 205, Lot 1. [Incorporated by reference to Exhibit 10.106 to the 2003 Form 10-K]

(10.107) Agreement for Development Services dated March 27, 2003, between Chattem, Inc. and IGI, Inc. [Incorporated by reference to Exhibit
          10.107 to the 2003 Form 10-K]
(10.108) Material Transfer Agreement dated December 1, 2003, between The Procter & Gamble Company and IGI, Inc. [Incorporated by
          reference to Exhibit 10.108 to the 2003 Form 10-K]
(10.109) Sublicense Agreement between IGI, Inc. and Tarpan Therapeutics, Inc. dated April 19, 2004 [Incorporated by reference to Exhibit
          10.109 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 14, 2004]
(10.110) Severance agreement between IGI, Inc. and Domenic N. Golato, Chief Financial Officer dated June 30, 2004. [Incorporated by reference to Exhibit 10.110 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004.]
(10.111) Sublicense Agreement between IGI, Inc. and University of Massachusetts dated July 27, 2004 [Incorporated by reference to
          Exhibit 10.111 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004.]
(10.112) Amendment of the supply and license agreement between IGI, Inc. and Estee Lauder, Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed November 24, 2004.]
(21) List of Subsidiaries. [Incorporated by reference to Exhibit 21 to the 1999 Form 10-K.]
*(23.1)   Consent of KPMG LLP.
*(23.2)   Consent of Amper, Politziner & Mattia P.C.
*(31.1) Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*(31.2) Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*(32.1) Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
*(32.2) Certification of the Vice President of Finance Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.