Form 10-K/A
period 2004-12-31
IGI INC
filed 2005-04-15
CIK 352998

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                        -----------------------------

                                 FORM 10-K/A
                              (Amendment No. 1)

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

                              Explanatory Note

      On April 12, 2005, IGI, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Amendment No. 1 has been filed to correct typographical errors in Exhibit 23.2 "Consent of Independent Registered Public Accounting Firm" of our Form 10-K, by changing the date from December 1, 2004 to December 31, 2004 and changing comprehensive income to comprehensive income (loss). A copy of the corrected consent is attached hereto as Exhibit 23.2.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 15, 2005                 IGI, Inc.

                                       By:  /s/Frank Gerardi
                                            -------------------------------
                                            Frank Gerardi
                                            Chairman and Chief Executive
                                            Officer