Form 10-Q
period 2005-03-31
IGI INC
filed 2005-05-20
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

Commission File Number 001-08568
______________________

IGI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0355758
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

105 Lincoln Avenue
Buena, New Jersey	08310
(Address of Principal Executive Offices)	(Zip Code)

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
Common Shares Outstanding at May 14, 2005 are 11,809,980

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(Unaudited)

	Three months ended March 31,

	2005	2004

Revenues:
Product sales, net	$ 505	$ 855
Licensing and royalty income	270	132

Total revenues	775	987

Cost and expenses:
Cost of sales	413	349
Selling, general and administrative expenses	311	429
Product development and research expenses	235	213

Operating profit (loss)	(184)	(4)
Interest income	3	9

Income before provision for income taxes	(181)	5
Provision for income taxes	(2)	(2)

Net income (loss)	$(183)	$ 3

Basic Earnings (Loss) Per Common Share
Net income (loss) per share	$ (.02)	$ -

Diluted Earnings (Loss) Per Common Share
Net income (loss) per share	$ (.02)	$ -

Weighted Average of Common Stock and Common
Stock Equivalents Outstanding
Basic	11,681,524	11,447,253
Diluted	11,681,524	12,018,279

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2005	2004

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 329	$ 380
Restricted cash	50	50
Marketable securities	328	377

Accounts receivable, less allowance for doubtful
accounts of $10 in 2005 and 2004	259	306
Licensing and royalty income receivable	205	155
Inventories	320	247
Prepaid expenses and other current assets	69	8

Total current assets	1,560	1,523
Property, plant and equipment, net	3,169	3,168
Other assets	36	39

Total assets	$ 4,765	$ 4,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	319	157
Accrued payroll	13	16
Other accrued expenses	255	243
Income taxes payable	4	5
Deferred income	207	180

Total current liabilities	798	601
Deferred income	105	121

Total liabilities	903	722

Stockholders' equity:
Common stock, $.01 par value, 50,000,000 shares
authorized; 13,703,720 and 13,547,520 shares
issued in 2005 and 2004, respectively	137	135
Additional paid-in capital	24,551	24,467
Accumulated deficit	(19,350)	(19,167)
Accumulated other comprehensive loss	(81)	(32)
Less treasury stock, 1,965,740 shares at cost in
2005 and 2004	(1,395)	(1,395)

Total stockholders' equity	3,862	4,008

Total liabilities and stockholders' equity	$ 4,765	$ 4,730

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,

	2005	2004

Cash flows from operating activities:
Net income(loss)	$(183)	$ 3
Reconciliation of net income to net cash used in
operating activities:
Depreciation and amortization	66	70
Provision for (reversal of) loss on accounts receivable
and inventories	6	(6)
Recognition of deferred income	(42)	(46)
Stock compensation expense	3	-
Changes in operating assets and liabilities:
Accounts receivable	47	(158)
Inventories	(79)	(21)
Licensing and royalty income receivable	(50)	12
Prepaid expenses and other assets	(61)	(68)
Accounts payable, accrued expenses and deferred
income	224	2
Income taxes payable	(1)	2

Net cash used in operating activities	(70)	(210)

Cash flows from investing activities:
Capital expenditures	(64)	-
Increase in other assets	-	(180)

Net cash used in investing activities	(64)	(180)

Cash flows from financing activities:
Proceeds from exercise of common stock options	83	208

Net cash provided by financing activities	83	208

Net decrease in cash and equivalents	(51)	(182)
Cash and equivalents at beginning of period	380	821

Cash and equivalents at end of period	$ 329	$ 639

The accompanying notes are an integral part of the consolidated financial statements.

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

In the start of the second quarter of 2005, the Company began production in our metal finishing division, utilizing the patented UltraCem technology. This division is still in the beginning stages of development; however, marketing and sales efforts are underway and we look forward to benefiting from this venture in the future.

The accompanying consolidated financial statements have been prepared by IGI, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K Annual Report"). The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

Estee Lauder, a significant customer, accounted for $172,000 or 34% of product sales and $167,000 or 62% of royalty revenues for the three months ended March 31, 2005 and $438,000 or 51% of product sales for the three months ended March 31, 2004. The Company has successfully renegotiated its contract with Estee Lauder. Estee Lauder is manufacturing Novasome(R) products in house and is paying the Company a $5.00 royalty per kilogram up to $2 million, and then $2.00 per kilogram on all Novasome(R) products manufactured by Estee Lauder, including all new products developed. The Company's contract manufacturing of Estee Lauder non-Novasome(R) products terminated contractually on June 30, 2004, however, the Company continues to manufacture non- Novasome(R) products for Estee Lauder on occasion.

2. Marketable Securities

Marketable securities at March 31, 2005 consist of an investment in a short term bond mutual fund and an investment in securities. The Company currently classifies all marketable securities as available-for-sale, in accordance with Statement of Financial Accounting Standards (SFAS) 115. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders' equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

The activity of the available-for-sale marketable securities is as follows (amounts in thousands):

		Gross	Gross
As of	Amortized	Unrealized	Unrealized	Fair	Carrying
Dec 31, 2004:	Cost	Gains	Losses	Value	Amount

Mutual funds	$ 299	$ -	$ (4)	$ 295	$ 295
Securities	110	-	(28)	82	82

	$ 409	$ -	$ (32)	$ 377	$ 377


IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

		Gross	Gross
As of	Amortized	Unrealized	Unrealized	Fair	Carrying
March 31,2005:	Cost	Gains	Losses	Value	Amount

Mutual Funds	$ 299	$ -	$ (6)	$ 293	$ 293
Securities	110	-	(75)	35	35

	$ 409	$ -	$ (81)	$ 328	$ 328

The increase in net unrealized holding losses on available-for-sale securities in the amount of $49 was charged to stockholders' equity for the three months ended March 31, 2005.

3. Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at March 31, 2005 and December 31, 2004 consist of:

		March 31, 2005		December 31, 2004

(amounts in thousands)

Finished goods		$ 32		$ 42
Raw materials		288		205

Total		$320		$247

4. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised) Share-Based Payment ("SFAS No. 123R"), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123R supersedes APB No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  SFAS No. 123R must be adopted in the first annual financial reporting period beginning after December 15, 2005. The Company anticipates adopting SFAS No. 123R on January 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

Or a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS No. 123R using the modified prospective method.

The Company currently accounts for share-based payments to employees using the intrinsic value method permitted by APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

per share below. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.  If the Company applied the fair value principles of SFAS No. 123, for its options, its net loss (income) for the three months ending March 31, 2005 and 2004 would have increased as follows:

	Three months ended March 31,

	2005	2004

	(in thousands, except per share
	information)

Net income (loss) - as reported	$ (183)	$ 3
Deduct: Total stock-based employee
compensation expense determined
under the fair-value based method (net of tax $0)	(43)	(20)

Net (loss) - pro forma	$ (226)	$ (17)

Income (loss) per share - as reported
Basic and diluted	$ (.02)	$ .00

Income (loss) per share - pro forma
Basic and diluted	$ (.02)	$ .00

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

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

As of the date hereof, neither the Company nor Mr. Gallo have filed suit against each other in the Superior Court of New Jersey or any other court of competent jurisdiction to reinstitute the claims, in whole or part, previously at issue in the Consolidated Action, and pursuant to the previous order of dismissal entered in the Consolidated Action, the statute of limitation on all claims and defenses continues to be tolled as to both parties. However, the Company did receive a letter dated November 21, 2003 from Mr. Gallo's attorneys seeking to reach a settlement of the claims asserted against IGI in the Gallo Action without further resort to the courts. The letter provides a general description of Mr. Gallo's claims and a calculation of damages allegedly sustained by Mr. Gallo relative thereto. The letter states that Mr. Gallo's damages are calculated to be in the range of $3,400,000 to $5,100,000. The Company denies liability for the claims and damages alleged in the letter from Mr. Gallo's counsel dated November 21, 2003, and as such, the Company did not make any formal response thereto. Mr. Gallo has contacted the Company's Chief Executive Officer and Chairman, Frank Gerardi, in a continued effort to initiate settlement discussions. As of March 31, 2005, the Company continues to deny any merit and/or liability for the claims alleged by Mr. Gallo and has not engaged in any formal settlement discussions with either Mr. Gallo or his attorneys.

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

On July 8, 2004, Novavax filed a motion for summary judgment on all claims asserted under Gallo's First Amended Complaint (referred to as "the SJ Motion"). As of the filing date hereof, the SJ Motion is pending subject to filing of Gallo's opposition and any reply thereto by Novavax. The court has not yet scheduled a hearing date for the SJ

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Motion. In the event the court denies the SJ Motion, the Company believes that there is a substantial likelihood that Novavax will re-file its Third Party Complaint against IGI for which coverage was previously denied by its insurance carriers.

As of March 31, 2005, the Third Party Complaint against IGI has not been filed.

6. License Agreements

In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize its patented technology for an electroless nickel boride metal finishing process. This is a new venture for the Company and the Company has had initial capital expenditures of approximately $799,000 through March 31, 2005, in order to set up the operations. The Company has also hired two new employees to oversee the facility operations, in which these costs were expensed in costs of goods sold. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. The Company believes there is the possibility of revenue and profit growth using this application, but there is no guarantee that it will materialize.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 2004 10-K Annual Report that could cause actual results to differ materially from the Company's expectations. See "Factors Which May Affect Future Results" below and in the 2004 10-K Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

Results of Operations

Three months ended March 31, 2005 compared to March 31, 2004

Revenues (in thousands):

	2005	2004	$ Change	% Change

Product Sales	$ 505	$ 855	$ (350)	-41%
Royalty Revenue	270	132	138	105%

Total Revenues	$ 775	$ 987	$ (212)	21%

Total revenues for the three months ended March 31, 2005 consisted of product sales of $505,000, compared to $855,000 in 2004; royalty revenues of $270,000 in 2005, compared to $132,000 in 2004. Due to the change in the way we do business with Estee Lauder, there was a significant shift of revenue from product revenue to royalty revenue in 2005 that accounts for the majority of the decrease in product sales and the increase in royalty revenues. The royalty revenue is partially offset by a decrease in royalty revenue from J&J.

Costs and expenditures (in thousands):

	2005	2004	$ Change	% Change

Cost of goods sold	$ 413	$ 349	$ 64	18%
Selling, general and administrative	311	429	(118)	-28%
Product development and
research	235	213	22	10%

Totals costs and expenditures	$ 959	$ 991	$ (32)	-3%

As a percentage of product sales, cost of sales was 82% for the quarter ended March 31, 2005 and 41% for the quarter ended March 31, 2004. The increase in cost of sales was a result of the loss of product sales to Estee Lauder for the quarter ended March 31, 2005, Estee Lauder products were sold at a higher gross margin percentage than other products resulting in the higher cost of sales for this quarter. In addition, sample batches have been completed for the new metal finishings division, however, no sales have been generated to offset the costs related to that division, therefore, they are included with costs of goods sold. The costs related to the metal plating division amounted to $92,000 for the three month period ended March 31, 2005.

Selling, general and administrative expenses decreased $118,000, or 28%, from $429,000 in the quarter ended March 31, 2004. As a percentage of revenues, these expenses were 40% of revenues in the first quarter of 2005 compared to 43% for the first quarter of 2004. Overall, expenses decreased primarily due to lower executive salaries, travel and entertainment costs.

Product development and research expenses increased $22,000, or 10%, compared to the quarter ended March 31, 2004. The increase in a result of the Company's goal to increase research projects for existing and potential new customers.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest income (in thousands):

	2005	2004	$ Change	% Change

Interest Income	$ 3	$ 9	$ (6)	-67%

Interest income decreased from $9,000 in the quarter ended March 31, 2004 to $3,000 in the quarter ended March 31, 2005 from investments made in the current year.

Net income (loss) (in thousands):

	2005	2004	$ Change	% Change

Net income (loss)	$ (183)	$ 3	$ (186)	-6200%
Net loss per share	(.02)	.00	(.02)	-200%

Net loss for 2005 was $183,000 or $(.02) per share, compared to $3,000 or $0 per share for 2004, an increase loss of $186,000 or $(.02) per share. The increase in net loss is due to the decrease in total revenues.

Liquidity and Capital Resources

The Company's operating activities used $70,000 of cash during the three months ended March 31, 2005 compared to $210,000 used in the comparable period of 2004.

The Company used $64,000 of cash in the three months ended March 31, 2005 for investing activities compared to $180,000 used in investing activities in the first three months of 2004. The $64,000 represents capital expenditures to purchase machinery and equipment related to the electroless nickel boride finishing operations. Similarly, the cash used in 2004 were for payments made to UCT, which is the company IGI has licensed the metal finishing technology from in 2004.

The Company's financing activities provided $83,000 of cash in the three months ended March 31, 2005 compared to $208,000 provided by financing activities in the three months ended March 31, 2004. The cash provided in 2005 and 2004 represents proceeds from the exercise of stock options.

The Company's principal sources of liquidity are cash from operations, cash and cash equivalents and marketable securities. Management believes that existing cash and cash equivalents, marketable securities and cash flows from operations will be sufficient to meet the Company's foreseeable cash needs for at least the next year. In addition, two shareholders of the Company have agreed to loan the Company up to $500,000 each, if necessary, to fund the Company's deficit through December 31, 2005. There may be acquisition and other growth opportunities; however that require additional external financing. Management may, from time to time, seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

The Company has an option, which is exercisable on December 13, 2005, to extend its exclusive license for the use of the technologies in the IGI Field for an additional ten-year term in exchange for a $1,000,000 cash payment.

There have been no material changes to the Company's contractual commitments as reflected in the 2004 10-K Annual Report other than those disclosed in this Form 10-Q.

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

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

Revision of Current Contract with Estee Lauder

As noted above, in 2004, the Company has renegotiated its agreement with Estee Lauder. The Company will no longer manufacture products for Estee Lauder. Estee will manufacture all products in house and pay the Company $5.00 per kilogram produced, up to $2 million, and then $2.00 per kilogram. In addition, the exclusivity clause was removed from the Estee Lauder agreement and, consequently, the Company may now sell its products in department and specialty stores. Although it is the Company's belief that this will increase business and revenue in the future, there is no guarantee that it will occur.

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

As of the date of the filing of the Form 10-Q for the quarter ended March 31, 2005, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

There have been no material changes to the Company's critical accounting policies as reflected in the 2004 10-K Annual Report.

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

The Company does not use derivatives for any hedging or speculative strategies. Accordingly, at March 31, 2005, the Company is not a party to any derivative transactions. The Company classifies its investments in its marketable securities portfolio as available-for-sale and records them at fair value. The securities unrealized holding gains and losses are excluded from income and are recorded directly to stockholders' equity in accumulated other comprehensive income. Changes in interest rates are not expected to have an adverse effect on the Company's financial condition or results of operations.

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

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

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

On July 8, 2004, Novavax filed a motion for summary judgment on all claims asserted under Gallo's First Amended Complaint (referred to as "the SJ Motion"). As of the filing date hereof, the SJ Motion is pending subject to filing of Gallo's opposition and any reply thereto by Novavax. The court has not yet scheduled a hearing date for the SJ Motion. In the event the court denies the SJ Motion, the Company believes that there is a substantial likelihood that Novavax will re-file its Third Party Complaint against IGI for which coverage was previously denied by its insurance carriers.

As of March 31, 2005, the Third Party Complaint against IGI has not been filed.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

IGI, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION, Continued

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

IGI, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI, Inc.
(Registrant)

Date: May 20, 2005	By:	/s/ Frank Gerardi

Frank Gerardi
Chairman and Chief Executive Officer

Date: May 20, 2005	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
