Form 10-Q
period 2005-06-30
IGI INC
filed 2005-08-15
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 or

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

Common Shares Outstanding at August 9, 2005 is 12,108,780.

ITEM 1. Financial Statements

PART I FINANCIAL INFORMATION

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Revenues:
Product sales, net	$ 593	$ 785	$1,098	$1,640
Licensing and royalty income	232	413	502	545

Total revenues	825	1,198	1,600	2,185

Cost and expenses:
Cost of sales	354	336	767	685
Selling, general and administrative expenses	362	657	673	1,086
Product development and research expenses	265	1,051	500	1,263

Operating (loss)	(156)	(846)	(340)	(849)
Loss on impairment of investment securities	(77)	-	(77)	-
Interest income	2	6	5	15
Other income	32	-	32	-

Loss from continuing operations before benefit
(provision) for income taxes	(199)	(840)	(380)	(834)
Benefit (provision) for income taxes	8	(2)	6	(4)

Net loss attributable to common stock	$(191)	$ (842)	$ (374)	$ (838)

Basic and Diluted Loss Per Common Share
Net loss per share	$ (.02)	$ (.07)	$ (.03)	$ (.07)

Weighted Average of Common Stock and
Common Stock Equivalents Outstanding
Basic and diluted	11,859,984	11,579,582	11,771,247	11,513,417

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2005	2004

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 214	$ 380
Restricted cash	50	50
Marketable securities	327	377
Accounts receivable, less allowance for doubtful
accounts of $10 in 2005 and 2004	395	306
Licensing and royalty income receivable	151	155
Inventories	428	247
Prepaid expenses and other current assets	136	8

Total current assets	1,701	1,523
Property, plant and equipment, net	3,208	3,168
Other assets	32	39

Total assets	$ 4,941	$ 4,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	492	157
Accrued payroll	13	16
Other accrued expenses	179	243
Income taxes payable	-	5
Deferred income	218	180

Total current liabilities	902	601
Deferred income	49	121

Total liabilities	951	722

Stockholders' equity:
Common stock $.01 par value, 50,000,000 shares
authorized; 14,070,700 and 13,547,520 shares
issued in 2005 and 2004, respectively	141	135
Additional paid-in capital	24,788	24,467
Accumulated deficit	(19,541)	(19,167)
Accumulated other comprehensive loss	(3)	(32)
Less treasury stock, 1,965,740 shares at cost
in 2005 and 2004	(1,395)	(1,395)

Total stockholders' equity	3,990	4,008

Total liabilities and stockholders' equity	$ 4,941	$ 4,730

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(374)	$(838)
Reconciliation of net loss to net cash used in
operating activities:
Depreciation and amortization	149	140
Loss on impairment of investment securities	77	-
Recognition of deferred income	(84)	(79)
Stock option compensation expense	2	548
Changes in operating assets and liabilities:
Accounts receivable	(89)	(10)
Inventories	(181)	(5)
Licensing and royalty income receivable	4	17
Prepaid expenses and other assets	(128)	3
Accounts payable and accrued expenses	156	57
Deferred income	50	-
Income taxes payable	(5)	-

Net cash used in operating activities	(423)	(167)

Cash flows from investing activities:
Capital expenditures	(68)	(189)
Purchase of available for sale securities	-	(88)

Net cash used in investing activities	(68)	(277)

Cash flows from financing activities:
Proceeds from exercise of common stock options	325	223

Net cash provided by financing activities	325	223

Net decrease in cash and cash equivalents	(166)	(221)
Cash and equivalents at beginning of period	380	821

Cash and equivalents at end of period	$ 214	$ 600

The accompanying notes are an integral part of the consolidated financial statements.

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K Annual Report"). The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

Estee Lauder, a significant customer, accounted for $214,000 or 36% of product sales and $113,000 or 52% of royalty revenues for the three months ended June 30, 2005 and $386,000 or 35% of product sales and $279,000 or 56% of royalty revenues for the six months ended June 30, 2004. The Company has successfully renegotiated its contract with Estee Lauder. Estee Lauder is manufacturing Novasome(R) products in house and is paying the Company a $5.00 royalty per kilogram up to $2 million, and then $2.00 per kilogram on all Novasome(R) products manufactured by Estee Lauder, including all new products developed. The Company's contract manufacturing of Estee Lauder non-Novasome(R) products terminated contractually on June 30, 2004, however, the Company continues to manufacture non- Novasome(R) products for Estee Lauder on occasion.

2. Marketable Securities

Marketable securities at June 30, 2005 consist of an investment in a short term bond mutual fund and an investment in securities. The Company currently classifies all marketable securities as available-for-sale, in accordance with Statement of Financial Accounting Standards (SFAS) 115. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders' equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

The activity of the available-for-sale marketable securities is as follows (amounts in thousands):

		Gross	Gross
As of	Amortized	Unrealized	Unrealized	Fair	Carrying
Dec 31, 2004:	Cost	Gains	Losses	Value	Amount

Mutual funds	$ 297	$ -	$ (4)	$ 295	$ 295
Securities	110	-	(28)	82	82

	$ 407	$ -	$ (32)	$ 377	$ 377


IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

		Gross	Gross
As of	Amortized	Unrealized	Unrealized	Fair	Carrying
June 30,2005:	Cost	Gains	Losses	Value	Amount

Mutual Funds	$ 297	$ -	$(3)	$ 294	$ 294
Securities	33	-	-	33	33

	$ 330	$ -	$(3)	$ 327	$ 327

The decrease in net unrealized holding losses on available-for-sale securities in the amount of $1,000 was charged to stockholders' equity for the six months ended June 30, 2005.

In accordance with SFAS 115 and EITF 03-1, for individual securities classified as available-for-sale, a company shall determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings (or accounted for as a realized loss). For the six months ended June 30, 2005, a loss (or write-down) of $77,000 was included in our net loss for the decline in value of our investment in securities. The new cost basis of these securities is $33,000.

3. Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at June 30, 2005 and December 31, 2004 consist of:

		June 30, 2005		December 31, 2004

		(amounts in thousands)

Finished goods		$ 43		$ 42
Raw materials		385		205

Total		$428		$247

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

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. If the Company applied the fair value principles of SFAS No. 123, for its options, its net loss (income) for the six months ending June 30, 2005 and 2004 would have increased as follows:

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

(in thousands, except per share information)

Net income (loss) - as reported
Deduct: Total stock-based employee	$ (191)	$ (842)	$ (374)	$ (838)
compensation expense determined under
the fair-value based method (net of tax $0)
Net (loss) - pro forma	(36)	(71)	(78)	(91)

	$ (227)	$ (913)	$ (452)	$ (929)

Income (loss) per share - as reported
Basic and diluted	$ (.02)	$ (.07)	$ (.03)	$ (.07)

Income (loss) per share - pro forma
Basic and diluted	$ (.02)	$ (.08)	$ (.04)	$ (.08)

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

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of the date hereof, neither the Company nor Mr. Gallo have filed suit against each other in the Superior Court of New Jersey or any other court of competent jurisdiction to reinstitute the claims, in whole or part, previously at issue in the Consolidated Action, and pursuant to the previous order of dismissal entered in the Consolidated Action, the statute of limitation on all claims and defenses continues to be tolled as to both parties. However, the Company did receive a letter dated November 21, 2003 from Mr. Gallo's attorneys seeking to reach a settlement of the claims asserted against IGI in the Gallo Action without further resort to the courts. The letter provides a general description of Mr. Gallo's claims and a calculation of damages allegedly sustained by Mr. Gallo relative thereto. The letter states that Mr. Gallo's damages are calculated to be in the range of $3,400,000 to $5,100,000. The Company denies liability for the claims and damages alleged in the letter from Mr. Gallo's counsel dated November 21, 2003, and as such, the Company did not make any formal response thereto. Mr. Gallo has contacted the Company's Chief Executive Officer and Chairman, Frank Gerardi, in a continued effort to initiate settlement discussions. As of June 30, 2005, the Company continues to deny any merit and/or liability for the claims alleged by Mr. Gallo and has not engaged in any formal settlement discussions with either Mr. Gallo or his attorneys.

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

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

As of August 15, 2005, the Third Party Complaint against IGI has not been re-filed.

6. License Agreements

In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize its patented technology for an electroless nickel boride metal finishing process. This is a new venture for the Company and the Company has had initial capital expenditures of approximately $913,000 through June 30, 2005, in order to set up the operations. The Company has also hired two new employees to oversee the facility operations, in which these costs were expensed in costs of goods sold. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. The Company believes there is the possibility of revenue and profit growth using this application, but there is no guarantee that it will materialize.

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

Recent Events

On August 10, 2005, The Company entered into a Severance Agreement (the "Agreement") with Frank Gerardi, the Company's Chairman and Chief Executive Officer. Upon the occurrence of a Termination Event (as defined in the Agreement), the Company will pay to Mr. Gerardi: (i) $150,000, payable in a lump sum, or in regular payroll payments until paid in full; (ii) a lump sum payment for any unused accrued vacation days for that calendar year; and (iii) continued coverage under the Company's existing health and benefit plans for a one (1) year period from the date that written notice of termination is given.

Results of Operations

Three months ended June 30, 2005 compared to June 30, 2004

Revenues (in thousands):

	2005	2004	$ Change	% Change

Product Sales	$ 593	$ 785	$ (192)	-24%
Royalty Revenue	232	413	(181)	-44%

Total Revenues	$ 825	$1,198	$ (373)	-31%

Total revenues for the quarter ended June 30, 2005 consisted of product sales of $593,000, compared to $785,000 in 2004; royalty revenues of $232,000 in 2005, compared to $413,000 in 2004. Due to the change in the way we do business with Estee Lauder, there was a significant shift of revenue from product revenue to royalty revenue in 2005 that accounts or the majority of the decrease in product sales. The decrease in royalty revenue was related to a $300,000 royalty that we received in May of 2004 from Tarpan Therapeutics, offset by an increase in royalty from Estee Lauder in 2005.

Costs and expenses (in thousands):

	2005	2004	$ Change	% Change

Cost of goods sold	$ 354	$ 336	$ 18	5%
Selling, general and administrative	362	657	(295)	-45%
Product development and
research	265	1,051	(786)	-75%

Totals costs and expenditures	$ 981	$2,044	$(1,063)	-52%

As a percentage of product sales, cost of sales was 60% for the quarter ended June 30, 2005 and 43% for the quarter ended June 30, 2004. The increase in cost of sales was a result of the loss of product sales to Estee Lauder for the quarter ended June 30, 2005. Estee Lauder products were sold at a higher gross margin percentage than other products resulting in the higher cost of sales for this quarter. In addition, sample batches have been completed for the new metal finishings division, however, no sales have been generated to offset the costs related to that division, therefore, they are included with costs of goods sold. The costs related to the metal plating division amounted to $34,000 for the quarter ended June 30, 2005.

Selling, general and administrative expenses decreased $295,000, or 45%, from $657,000 in the quarter ended June 30, 2004. As a percentage of revenues, these expenses were 44% of revenues in the second quarter of 2005 compared to 55% for the second quarter of 2004. Overall, expenses decreased primarily due to a

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

severance accrual of $203,000 recorded in the second quarter of 2004 and approximately $68,000 of lower executive salaries, travel and entertainment costs in 2005.

Product development and research expenses decreased $786,000, or 75%, compared to the quarter ended June 30, 2004. The decrease was a result of the Company recording a $548,000 non cash expense related to the SFAS 123 value of 325,000 stock options granted to Dr. Holick and a $232,000 cash expense paid to Dr. Holick in accordance with his agreement in the second quarter of 2004.

Net income (loss) (in thousands):

	2005	2004	$ Change	% Change

Net income (loss)	$ (191)	$(842)	$ 651	77%
Net loss per share	(.02)	(.07)	.05	71%

Net loss for quarter ended June 30, 2005 was $191,000 or $.02 per share, compared to $842,000 or $.07 per share for 2004, a decreased loss of $651,000 or $.05 per share. The decreased loss relates to lower expenses in 2005, particularly the expenses related to the SFAS 123 value of stock options granted to Dr. Holick in 2004.

Six months ended June 30, 2005 compared to June 30, 2004

Revenues (in thousands):

2005	2004	$ Change	% Change

Product Sales	$1,098	$1,640	$(542)	-33%
Royalty Revenue	502	545	(43)	-8%

Total Revenues	$1,600	$2,185	$(585)	-27%

Total revenues for the six months ended June 30, 2005 consisted of product sales of $1,098,000, compared to $1,640,000 in 2004; royalty revenues of $502,000 in 2005, compared to $545,000 in 2004. Due to the change in the way we do business with Estee Lauder, there was a significant shift of revenue from product revenue to royalty revenue in 2005 that accounts or the majority of the decrease in product sales. The decrease in royalty revenue was related to a $300,000 royalty that we received in May of 2004 from Tarpan Therapeutics, offset by an increase in royalty from Estee Lauder in 2005.

Costs and expenses (in thousands):

	2005	2004	$ Change	% Change

Cost of sales	$ 767	$ 685	$ 82	12%
Selling, general and administrative	673	1,086	(413)	-38%
Product development and
research	500	1,263	(763)	-60%

Totals costs and expenses	$1,940	$3,034	$(1,094)	-36%

As a percentage of product sales, cost of sales was 70% for the six months ended June 30, 2005 and 42% for the quarter ended June 30, 2004. The increase in cost of sales was a result of the loss of product sales to Estee Lauder for the six months ended June 30, 2005. Estee Lauder products were sold at a higher gross margin percentage than other products resulting in the higher cost of sales for this quarter. In addition, sample batches have been completed for the new metal finishings division, however, no sales have been generated to offset the costs related to that division, therefore, they are included with costs of goods sold. The costs related to the metal plating division amounted to $126,000 for the six month period ended June 30, 2005.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative expenses decreased $413,000, or 38%, from $1,086,000 in the six months ended June 30, 2004. As a percentage of revenues, these expenses were 42% of revenues for the six months ended June 30, 2005 compared to 50% for the six months ended June 30, 2004. Overall, expenses decreased primarily due to a severance accrual of $203,000 recorded in the second quarter 2004 and approximately $135,000 of lower executive salaries, travel and entertainment costs in 2005.

Product development and research expenses decreased $763,000, or 60%, compared to the six months ended June 30, 2004. The decrease was a result of the Company recording a $548,000 non cash expense related to the SFAS 123 value of 325,000 stock options granted to Dr. Holick and a $232,000 cash expense paid to Dr. Holick in accordance with his agreement in the second quarter of 2004.

Net income (loss) (in thousands):

	2005	2004	$ Change	% Change

Net income (loss)	$ (374)	$(838)	$ 464	55%
Net loss per share	(.03)	(.07)	.04	57%

Net loss for 2005 was $374,000 or $.03 per share, compared to $838,000 or $.07 per share for 2004, a decreased loss of $450,000 or $.04 per share. The decrease in loss relates to lower expenses in 2005, particularly the expenses related to the SFAS 123 value of stock options granted to Dr. Holick in 2004.

Liquidity and Capital Resources

The Company's operating activities used $423,000 of cash during the six months ended June 30, 2005 compared to $167,000 used in the comparable period of 2004. The money used represents purchases of inventory for the manufacturing of one of our new product lines along with increases in prepaid vendor advances and the renewal of our business insurance policies.

The Company used $68,000 of cash in the six months ended June 30, 2005 for investing activities compared to $277,000 used in investing activities in the first six months of 2004. The money used represents capital expenditures to purchase machinery and equipment related to the electroless nickel boride finishing operations.

The Company's financing activities provided $325,000 of cash in the six months ended June 30, 2005 compared to $223,000 provided by financing activities in the six months ended June 30, 2004. The cash provided in 2005 and 2004 represents proceeds from the exercise of stock options.

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

The Company has an option, which is exercisable by December 13, 2005, to extend its exclusive license for the use of the technologies in the IGI Field for an additional ten-year term in exchange for a $1,000,000 cash payment. Management fully intends to exercise this option and is currently evaluating several opportunities that will generate sufficient funds to enable the Company to exercise this option.

There have been no material changes to the Company's contractual commitments as reflected in the 2004 10-K Annual Report other than those disclosed in this Form 10-Q.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as of the date of this report.

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

On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The Company was subject to periodic review by the AMEX staff during the extension period. Based on the Company's reported results for 2002, the Company was not in compliance with the AMEX listing standards for income from continuing operations. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. Based on the Company's 2003 year-end results and since, the

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company was not in compliance with the AMEX requirement for reporting income from continuing operations and net income for the year ended December 31, 2003 and since.

As of the date of the filing of the Form 10-Q for the quarter ended June 30, 2005, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

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

The Company does not use derivatives for any hedging or speculative strategies. Accordingly, at June 30, 2005, the Company is not a party to any derivative transactions. The Company classifies its investments in its marketable securities portfolio as available-for-sale and records them at fair value. The securities unrealized holding gains and losses are excluded from income and are recorded directly to stockholders' equity in accumulated other comprehensive income. Changes in interest rates are not expected to have an adverse effect on the Company's financial condition or results of operations.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and Vice President of Finance, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Vice President of Finance believe that the disclosure controls and procedures were not effective as of the end of the period covered by this report with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries for the reasons more fully described below which were identified during our fiscal 2004 evaluation of internal control over financial reporting.

In a report to the Audit Committee of our Board of Directors and management of the Company, delivered by our independent audit firm, Amper, Politziner & Mattia P.C. on March 24, 2005 in connection with their review of our financial results for the year end December 31, 2004, two items were identified as material weaknesses in our internal controls. Those material weaknesses were identified as insufficient resources and administrative support in the accounting department and an unreliable accounting software package. Management of the Company took steps as soon as possible to remedy these weaknesses. On January 1, 2005, a new accounting/manufacturing software package was installed and implemented throughout the Company. Also, the Company hired an outside consulting firm who is familiar with our software package to assist in the implementation of the software package. In addition, on July 5, 2005, an additional support person was hired for the accounting department. We believe that these actions have corrected our material weaknesses with respect to our internal controls over financial reporting that we identified during our fiscal 2004 evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future certain events. Given these and

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

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

As of August 15, 2005, the Third Party Complaint against IGI has not been filed.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

IGI, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION, Continued

ITEM 5. Other Information

On August 10, 2005, The Company entered into a Severance Agreement (the "Agreement") with Frank Gerardi, the Company's Chairman and Chief Executive Officer. Upon the occurrence of a Termination Event (as defined in the Agreement), the Company will pay to Mr. Gerardi: (i) $150,000, payable in a lump sum, or in regular payroll payments until paid in full; (ii) a lump sum payment for any unused accrued vacation days for that calendar year; and (iii) continued coverage under the Company's existing health and benefit plans for a one (1) year period from the date that written notice of termination is given.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.113	Severance Agreement between IGI, Inc. and Frank Gerardi dated August 10, 2005

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

IGI, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI, Inc.
(Registrant)

Date: August 15, 2005	By:	/s/ Frank Gerardi

Frank Gerardi
Chairman and Chief Executive Officer

Date: August 15, 2005	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
