Form 10-Q
period 2005-09-30
IGI INC
filed 2005-11-14
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to__________________

Commission File Number 001-08568
____________________

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

Common Shares Outstanding at November 2, 2005 was 12,118,780.

ITEM 1. Financial Statements

PART I FINANCIAL INFORMATION

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Sales, net	$567	$383	$1,665	$2,023
Licensing and royalty income	172	199	674	744

Total revenues	739	582	2,339	2,767

Cost and expenses:
Cost of sales	572	244	1,339	930
Selling, general and administrative expenses	429	320	1,202	1,406
Litigation settlement costs	100	-	-	-
Product development and research expenses	230	241	730	1,504

Operating loss	(592)	(223)	(932)	(1,073)
Interest expense, net	3	6	8	21
Income (loss) on sale of investment securities	5	(1)	(72)	(1)
Other (loss) income, net	(31)	1	1	1

Loss from operations before provision
for income taxes	(615)	(217)	(995)	(1,052)
Benefit (provision) for income taxes	-	(2)	6	(6)

Net Loss	$(615)	$(219)	$(989)	$(1,058)

Basic and Diluted Earnings (Loss) per
Common Share	$(.05)	$(.02)	$(.08)	$(.09)

Weighted Average of Common Stock and
Common Stock Equivalents Outstanding
Basic and diluted	12,113,256	11,581,780	11,886,263	11,536,337

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September	December
	30, 2005	31, 2004

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$196	$380
Restricted cash	50	50
Marketable securities	-	377
Accounts receivable, less allowance for doubtful accounts
of $11 and $10 in 2005 and 2004, respectively	339	306
Licensing and royalty income receivable	113	155
Inventories	218	247
Prepaid expenses and other current assets	46	8

Total current assets	962	1,523
Property, plant and equipment, net	3,136	3,168
Other assets	28	39

Total assets	$4,126	$4,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$255	$157
Accrued payroll	13	16
Other accrued expenses	281	243
Income taxes payable	-	5
Deferred income	112	180

Total current liabilities	661	601
Deferred income	73	121

Total liabilities	734	722

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value, 50,000,000 shares
authorized; 14,084,520 and 13,547,520 shares issued
in 2005 and 2004, respectively	141	135
Accumulated other comprehensive loss	-	(32)
Additional paid-in capital	24,802	24,467
Accumulated deficit	(20,156)	(19,167)
Less treasury stock at cost, 1,965,740 shares
in 2005 and 2004	(1,395)	(1,395)

Total stockholders' equity	3,392	4,008

Total liabilities and stockholders' equity	$4,126	$4,730

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net (loss)	$(989)	$(1,058)
Reconciliation of net (loss) to net cash used in operating activities:
Provision for loss on accounts receivable and inventory	1	-
Depreciation and amortization	225	206
Loss on sale of investment securities	72	1
Recognition of deferred income	(126)	(119)
Stock option compensation expense	2	537
Changes in operating assets and liabilities:
Accounts receivable	(34)	148
Inventories	29	(12)
Licensing and royalty income receivable	42	(142)
Prepaid expenses and other assets	(38)	66
Accounts payable and accrued expenses	18	(38)
Income taxes payable	(5)	2
Deferred revenue	10	-

Net cash used in operating activities	(793)	(409)

Cash flows from investing activities:
Capital expenditures	(68)	(581)
Purchase of marketable securities	-	(110)
Proceeds from sale of marketable securities	337	300

Net cash provided by (used in) investing activities	269	(391)

Cash flows from financing activities:
Proceeds from exercise of common stock options and purchase
of common stock	340	222

Net cash provided by financing activities	340	222

Net (decrease) in cash and cash equivalents	(184)	(578)
Cash and cash equivalents at beginning of period	380	821

Cash and cash equivalents at end of period	$196	$243

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

IGI, Inc. ("IGI" or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the production and marketing of cosmetics and skin care products. IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome® microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies.

In the start of the second quarter of 2005, the Company began production in our metal finishing division, utilizing the patented UltraCem technology. However, recently we have been informed by potential new customers of the consumer division, that they are not comfortable with the metal finishing division being housed in the same facility as our consumer products division. In light of this new information, the Company has decided to utilize all the remaining chemistry we have in house for the metal finishing operation and then cease operations at our corporate manufacturing facility. We will continue to perform research and development work for this division at the UCT facility in Florida. Once purchase orders come in for this division, management will decide whether to move the metal finishing division to another facility or sell the division to a potential buyer. The Company does not anticipate having to record an impairment loss as a result of this recent development.

The accompanying consolidated financial statements have been prepared by IGI without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K Annual Report"). The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

2.	Marketable Securities

Marketable securities at December 31, 2004 consist of an investment in a short term bond mutual fund and an investment in securities. The Company currently classifies all marketable securities as available-for-sale, in accordance with Statement of Financial Accounting Standards (SFAS) 115. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders' equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

The activity of the available-for-sale marketable securities is as follows (amounts in thousands):

		Gross	Gross
As of	Amortized	Unrealized	Unrealized	Fair	Carrying
Dec 31, 2004:	Cost	Gains	Losses	Value	Amount

Mutual funds	$297	$ -	$ (4)	$295	$295
Securities	110	-	(28)	82	82

	$407	$ -	$(32)	$377	$377

Sales of available-for-sale securities for the nine months ended September 30, 2005 were as follows:

Proceeds from sales	$337
Gross realized gains	-
Gross realized losses	(72)

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

In accordance with SFAS 115 and EITF 03-1, for individual securities classified as available-for-sale, a company shall determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings (or accounted for as a realized loss). In the second quarter 2005 we recorded an impairment loss of $77,000 on an investment in securities. In the third quarter 2005 we sold this security and recorded a realized gain of $10,000.

3.	Inventories

	Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at September 30, 2005 and December 31, 2004 consist of:

		September 30, 2005	December 31, 2004

		(amounts in thousands)

	Finished goods	$ 11	$ 42
	Raw materials	207	205

	Total	$218	$247

4.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised) Share-Based Payment ("SFAS No. 123R"), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123R supersedes APB No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted in the first annual financial reporting period beginning after December 15, 2005. The Company will adopt SFAS No. 123R on January 1, 2006.

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

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

If the Company applied the fair value principles of SFAS No. 123, for its options, its net loss for the nine months ending September 30, 2005 and 2004 would have increased as follows:

	Three months		Nine months ended
	ended September 30,		September 30,
	2005	2004	2005	2004

	(in thousands, except per share information)

Net (loss) - as reported	$(615)	$(219)	$(989)	$(1,058)
Deduct: Total stock-based employee
compensation expense determined
under the fair-value based method
(net of tax $0)	(31)	(34)	(105)	(136)

Net (loss) - pro forma	$(646)	$(253)	$(1,094)	$(1,194)

(Loss) per share - as reported
Basic and diluted	$(.05)	$(.02)	$(.08)	$(.09)

(Loss) per share - pro forma
Basic and diluted	$(.05)	$(.02)	$(.09)	$(.10)

5.	Legal and U.S. Regulatory Proceedings

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

As of the date hereof, neither the Company nor Mr. Gallo have filed suit against each other in the Superior Court of New Jersey or any other court of competent jurisdiction to reinstitute the claims, in whole or part, previously at issue in the Consolidated Action, and pursuant to the previous order of dismissal entered in the Consolidated Action, the statute of limitation on all claims and defenses continues to be tolled as to both parties. However, the Company did receive a letter dated November 21, 2003 from Mr. Gallo's attorneys seeking to reach a settlement of the claims asserted against IGI in the Gallo Action without further resort to the courts. The letter provides a general description of Mr. Gallo's claims and a calculation of damages allegedly sustained by Mr. Gallo relative thereto. The letter states that Mr. Gallo's damages are calculated to be in the range of $3,400,000 to $5,100,000. The Company denies liability for the claims and damages alleged in the letter from Mr. Gallo's counsel dated November 21, 2003, and as such, the Company did not make any formal response thereto. Mr. Gallo has contacted the Company's Chief Executive Officer and Chairman, Frank Gerardi, in a continued effort to initiate settlement discussions. As of September 30, 2005, the Company continues to deny any merit and/or liability for the claims alleged by Mr. Gallo and has not engaged in any formal settlement discussions with either Mr. Gallo or his attorneys.

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

As of November 8, 2005, the Third Party Complaint against IGI has not been re-filed.

Other Matters

On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's storage site in Buena, New Jersey, and issued Notices of Violation ("NOV") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company continues to discuss with the authorities a resolution of any potential assessment under the NOV and has accrued the estimated penalties related to such NOV. In September 2005, the DEP reached a settlement with the Company's Storage site owner, Brunozzi Transfer & Truck Rental Inc ("Brunozzi"), for $30,000 for which the Company agreed to indemnify them for any fees incurred as a result of their litigation. This amount was accrued as of the September 30, 2005 balance sheet. The Company has not reached a settlement with the DEP and our NOV accrual remains on our books.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the DEP and the local authorities, and hired a certified environmental contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $82,000 remains accrued as of December 31, 2004. The remediation was completed by September 30, 2003. There will be periodic testing and removal performed, which is projected to span through 2009. The estimated cost of the monitoring is included in the accrual.

This contamination also spread to the property adjacent to the manufacturing facility and the Company is currently involved in a lawsuit with the owner of that property, Ted Borz. Mr. Borz runs a business on that property and he seeking remuneration for loss of income and the reduction in his property value from IGI as a result of the oil spill. IGI believes that it has performed all the necessary tasks required to properly decontaminate Mr. Borz's property. In October 2005, IGI offered a settlement of $70,000 to Mr. Borz, which he accepted. This amount has been accrued in our September 2005 balance sheet.

6.	License Agreements

In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize its patented technology for an electroless nickel boride metal finishing process. This is a new technology for the Company and the Company has had capital expenditures of approximately $307,000 in building improvements and $606,000 in machinery and equipment through September 30, 2005, in order to set up the operations. The Company hired two employees to oversee the facility operations, in which these costs were expensed in costs of goods sold. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications.

However, recently we have been informed by potential new customers of the consumer division, that they are not comfortable with the metal finishing division being housed in the same facility as our consumer products division. In light of this new information, the Company has decided to utilize all the remaining chemistry we have in house for the metal finishing operation and then cease operations at our corporate manufacturing facility. We will continue to perform research and development work for this division at the UCT facility in Florida. Once purchase orders come in for this division, management will decide whether to move the metal finishing division to another facility or sell the division to a potential buyer. The Company does not anticipate having to record an impairment loss as a result of this recent development.

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

Recent Events

On August 10, 2005, the Company granted Frank Gerardi, the Company's Chairman and Chief Executive Officer a Severance Agreement (the "Agreement") should he be terminated from the Company. Upon the occurrence of a Termination Event (as defined in the Agreement), the Company will pay to Mr. Gerardi: (i) $150,000, payable in a lump sum, or in regular payroll payments until paid in full; (ii) a lump sum payment for any unused accrued vacation days for that calendar year; and (iii) continued coverage under the Company's existing health and benefit plans for a one (1) year period from the date that written notice of termination is given.

Results of Operations

Three months ended September 30, 2005 compared to September 30, 2004

Revenues (in thousands):

	2005	2004	$ Change	% Change

Product Sales	$567	$383	$184	48%
Royalty Revenue	172	199	(27)	-14%

Total Revenues	$739	$582	$157	27%

The increase in product sales relates to an increase in sales to Vetoquinol, USA, Genesis, Chattem, and shipments made to Infusion Biotechnologies, a new customer, offset by a decrease in product sales from Estee Lauder. The decrease in royalty revenue was related to a decline in royalties from J&J in 2005 offset by an increase in Estee Lauder royalty.

Costs and expenses (in thousands):

	2005	2004	$ Change	% Change

Cost of sales	$ 572	$244	$328	134%
Selling, general and administrative	429	320	109	34%
Litigation settlement fees	100	-	100	100%
Product development and research	230	241	(11)	-5%

Total costs and expenses	$1,331	$805	$526	65%

As a percentage of product sales, cost of sales was 101% for the quarter ended September 30, 2005 and 64% for the quarter ended September 30, 2004. In the third quarter of 2005, the Company had sales of a product with a negative gross margin that resulted from unforeseen changes from a third-party contractor of the product. We also had a low overhead absorption from low sales volumes for the quarter. In addition, batches have been completed for the metal finishings division, however, no sales have been generated to offset the costs related to that division and those costs are included with costs of goods sold. The costs related to the metal finishing division amounted to $55,000 for operations and $26,000 in materials costs for the quarter ended September 30, 2005. All of these factors together created a higher cost of sales for the quarter ended September 30, 2005.

As a percentage of revenues, selling, general and administrative expenses were 72% of revenues in the third quarter of 2005 compared to 55% for the third quarter of 2004. The increase in expenses was a result of higher legal fees of $55,000 and sales & marketing expenses of $50,000 relating to the metal finishing divisions in the third quarter 2005 that were not included in third quarter of 2004.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Litigation settlement fees were fees related to the law suit with Mr. Ted Borz, who owns the property adjacent to the property on which the oil spill occurred, in which we offered a $70,000 settlement which he accepted and a fees related to $30,000 settlement offered by the DEP to Brunozzi, which IGI will indemnify Brunozzi for that amount in full. Both of these amounts were accrued as of September 30, 2005.

Net loss (in thousands):

	2005	2004	$ Change	% Change

Net loss	$(615)	$(219)	$(396)	-180%
Net loss per share	(.05)	(.02)	(.03)	-150%

The increase in net loss related to higher cost of sales and higher selling, general and administration costs for the quarter ended September 30, 2005.

Nine months ended September 30, 2005 compared to September 30, 2004

Revenues (in thousands):

	2005	2004	$ Change	% Change

Product Sales	$1,665	$2,023	$(358)	-18%
Royalty Revenue	674	744	(70)	-9%

Total Revenues	$2,339	$2,767	$(428)	-15%

The decrease in product sales is primarily due to the decrease in product sales to Estee Lauder offset by an increase in sales to Chattem, Infusion Biotechnologies, a new customer, and Albrian. The decrease in royalty revenues is due to the decrease in revenue from J&J offset by the royalty revenue from Estee Lauder in 2005 and a $300,000 royalty payment received from Tarpan Therapeutics (now Manhattan Pharmaceuticals) in 2004.

Costs and expenses (in thousands):

	2005	2004	$ Change	% Change

Cost of sales	$1,339	$ 930	$ 409	44%
Selling, general and administrative	1,202	1,406	(204)	-15%
Product development and research	730	1,504	(774)	-51%

Totals costs and expenses	$3,271	$3,840	$(569)	-15%

As a percentage of product sales, cost of sales was 80% for the nine months ended September 30, 2005 and 46% for the nine months ended September 30, 2004. The increase in cost of sales is due to sales of lower gross margin products in 2005, sales of a negative gross margin product and low overhead absorption. In addition, sample batches have been completed for the metal finishing division; however, no significant sales have been generated to offset the costs related to that division. The costs related to the metal finishing division amounted to $181,000 for the nine month period ended September 30, 2005.

As a percentage of revenues, selling, general and administrative expenses were 51% of revenues for the nine months ended September 30, 2005 compared to 51% for the nine months ended September 30, 2004. Overall, expenses decreased primarily due to a severance accrual of $203,000 recorded in the second quarter 2004.

The decrease in product development and research expenses was a result of the Company recording a $548,000 non cash expense related to the SFAS 123 value of 325,000 stock options granted to Dr. Holick and a $232,000 cash expense paid to Dr. Holick in accordance with his agreement in the second quarter of 2004.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net loss (in thousands):

	2005	2004	$ Change	% Change

Net loss	$(989)	$(1,058)	69	7%
Net loss per share	(.08)	(.09)	.01	11%

The decrease in net loss relates to the stock option expenses recorded in 2004 offset by the increase cost of sales for 2005.

Liquidity and Capital Resources

The Company's operating activities used $793,000 of cash during the nine months ended September 30, 2005 compared to $409,000 used in the comparable period of 2004. This use of cash is directly related to the net loss for the Company.

The Company investing activities provided $269,000 of cash in the nine months ended September 30, 2005 compared to $391,000 used in investing activities in the first nine months of 2004. The money used represents capital expenditures to purchase machinery and equipment related to the electroless nickel boride finishing operations in 2004 and proceeds were provided from sales of investment securities in 2005.

The Company's financing activities provided $340,000 of cash in the nine months ended September 30, 2005 compared to $222,000 provided by financing activities in the nine months ended September 30, 2004. The cash provided in 2005 and 2004 represents proceeds from the exercise of stock options.

The Company's principal sources of liquidity are cash from operations, cash and cash equivalents and marketable securities. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to meet the Company's foreseeable cash needs for at least the next year. In addition, two shareholders of the Company have agreed to loan the Company up to $500,000 each, if necessary, to fund the Company's deficit through December 31, 2005. The Company has filed an application with the American Stock Exchange for the listing of additional shares of common stock. We are expecting to raise capital through a private placement however, there can be no assurance we can raise the capital needed on acceptable terms, if at all. There may also be other acquisition and other growth opportunities; however that require additional external financing. Management may, from time to time, seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

The Company has an option, which is exercisable by December 13, 2005, to extend its exclusive license for the use of the technologies in the IGI Field, as defined in the license agreement, for an additional ten-year term in exchange for a $1,000,000 cash payment. Management fully intends to exercise that option and is currently negotiating a sale-leaseback of our manufacturing facility to acquire the additional funding necessary to exercise our option to extend our license agreement with Novavax.

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

Intense Competition in Consumer Products Business

The Company's Consumer Products business competes with large, well-financed cosmetics and consumer products companies with development and marketing groups that are experienced in the industry and possess far greater resources than those available to the Company. There is no assurance that the Company's consumer products can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company's customers that use the Company's Novasome® lipid vesicles in their products may decide to reduce their purchases from the Company or shift their business to other suppliers.

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

Revision of Contract with Estee Lauder

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

Licensing Agreement with Universal Chemical Technologies, Inc.

In February 2004, the Company signed a license agreement with UCT to utilize their patented technology for an electroless nickel boride metal finishing process. This is a new technology for the Company and the Company has had capital expenditures of approximately $307,000 in building improvements and $606,000 in machinery and equipment through September 30, 2005, in order to set up the operations. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI shareholder, has personally invested $350,000 in UCT, which represents less than a 1% ownership interest by Mr. Gerardi in UCT. The Company believes there is the possibility of major revenue and profit growth using this application, but there is no guarantee that it will materialize.

However, recently we have been informed by potential new customers of the consumer division, that they are not comfortable with the metal finishing division being housed in the same facility as our consumer products division. In light of this new information, the Company has decided to utilize all the remaining chemistry we have in house for the metal finishing operation and then cease operations at our corporate manufacturing facility. We will continue to perform research and development work for this division at the UCT facility in Florida. Once purchase orders come in for this division, management will decide whether to move the metal finishing division to another facility or sell the division to a potential buyer. The Company does not anticipate having to record an impairment loss as a result of this recent development.

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
IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The Company was subject to periodic review by the AMEX staff during the extension period. Based on the Company's reported results for 2002, the Company was not in compliance with the AMEX listing standards for income from continuing operations. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. Based on the Company's 2003 year-end results, the Company was not in compliance with the AMEX requirement for reporting income from continuing operations and net income for the year ended December 31, 2003 and still is not in compliance.

As of the date of the filing of the Form 10-Q for the quarter ended September 30, 2005, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

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

The Company does not use derivatives for any hedging or speculative strategies. Accordingly, at September 30, 2005, the Company is not a party to any derivative transactions. The Company classifies its investments in its marketable securities portfolio as available-for-sale and records them at fair value. The securities unrealized holding gains and losses are excluded from income and are recorded directly to stockholders' equity in accumulated other comprehensive income. Changes in interest rates are not expected to have an adverse effect on the Company's financial condition or results of operations.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and Vice President of Finance, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Vice President of Finance believe that the disclosure controls and procedures were ineffective as of the end of the period covered by this report with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries for the reasons more fully described below which were identified during our fiscal 2004 evaluation of internal controls over financial reporting.

In a report to the Audit Committee of our Board of Directors and management of the Company, delivered by our independent audit firm, Amper, Politziner & Mattia P.C. on March 24, 2005 in connection with their review of our financial results for the year end December 31, 2004, two items were identified as material weaknesses in our internal controls. Those material weaknesses were identified as insufficient resources and administrative support in the accounting department and an unreliable accounting software package. Management of the Company took steps as soon as possible to remedy these weaknesses. On January 1, 2005, the Company installed a new accounting/manufacturing software package. The Company also hired an outside consulting firm that is familiar with this software package to assist us in implementing it throughout the Company. In addition, we have hired an administrative support person for the accounting department. This measure will enable us to provide

IGI, INC. AND SUBSIDIARIES

ITEM 4. Controls and Procedures (Continued)

greater resources to the accounting department. We are also developing a plan to utilize our SEC consultant on a more frequent basis as part of the Company's closing procedure. We believe that these actions will help to begin improving our material weaknesses with respect to our internal controls over financial reporting that were identified during our fiscal 2004 evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future certain events. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Other than the changes in internal controls discussed above, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As of November 8, 2005, the Third Party Complaint against IGI has not been filed.

Other Matters

On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's storage site in Buena, New Jersey, and issued Notices of Violation ("NOV") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company continues to discuss with the authorities a resolution of any potential assessment under the NOV and has accrued the estimated penalties related to such NOV. In September 2005, the DEP reached a settlement with the Company's Storage site owner, Brunozzi Transfer & Truck Rental Inc ("Brunozzi"), for $30,000 for which the Company agreed to indemnify them for any fees incurred as a result of their litigation. This amount was accrued as of the September 30, 2005 balance sheet. The Company has not reached a settlement with the DEP and our NOV accrual remains on our books.

IGI, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION, Continued

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The Company immediately notified the DEP and the local authorities, and hired a certified environmental contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. A further update was performed in December 2002 and the final estimated cost was increased to $620,000, of which $82,000 remains accrued as of December 31, 2004. The remediation was completed by September 30, 2003. There will be periodic testing and removal performed, which is projected to span through 2009. The estimated cost of the monitoring is included in the accrual.

This contamination also spread to the property adjacent to the manufacturing facility and the Company is currently involved in a lawsuit with the owner of that property, Ted Borz. Mr. Borz runs a business on that property and he seeking remuneration for loss of income and the reduction in his property value from IGI as a result of the oil spill. IGI believes that it has performed all the necessary tasks required to properly decontaminate Mr. Borz's property. In October 2005, IGI has offered a settlement of $70,000 to Mr. Borz which he accepted. This amount has also been accrued in our September 2005 balance sheet.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On August 10, 2005, the Company granted Frank Gerardi, the Company's Chairman and Chief Executive Officer a Severance Agreement (the "Agreement") should he be terminated from the Company. Upon the occurrence of a Termination Event (as defined in the Agreement), the Company will pay to Mr. Gerardi: (i) $150,000, payable in a lump sum, or in regular payroll payments until paid in full; (ii) a lump sum payment for any unused accrued vacation days for that calendar year; and (iii) continued coverage under the Company's existing health and benefit plans for a one (1) year period from the date that written notice of termination is given.

ITEM 6. Exhibits

10.1

Severance Agreement between IGI, Inc. and Frank Gerardi dated August 10, 2005 [Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 15, 2005.]

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

IGI, Inc.
(Registrant)

Date: November 14, 2005	By: /s/ Frank Gerardi

Frank Gerardi
Chairman and Chief Executive Officer

Date: November 14, 2005	By: /s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
