Form 10-K/A
period 2004-12-31
IGI INC
filed 2005-12-22
CIK 352998

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                        -----------------------------

                                  FORM 10-K/A
                              (AMENDMENT NO. 2)

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

Explanatory Note

      We are filing this Amendment No. 2 (this "Amendment") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on April 12, 2005 (the "Form 10-K"), in order to correct Item 9A. Controls and Procedures of our Form 10-K in response to comments by the staff of the SEC in connection with its review of our Form 10-K.

      This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.  CONTROLS AND PROCEDURES

      Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and Vice President of Finance, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Vice President of Finance believe that the disclosure controls and procedures were ineffective because of material weaknesses in our internal controls as of the end of the period covered by this report with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries. These weaknesses, which are disclosed below, were identified during our fiscal 2004 evaluation of internal control over financial reporting.

      In a report to the Audit Committee of our Board of Directors and management of the Company, delivered by our independent audit firm, Amper, Politziner & Mattia P.C. on March 24, 2005 in connection with their audit of our financial results for the year ended December 31, 2004, two items were identified to be material weaknesses in our internal controls. A "material weakness" is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Our material weaknesses are insufficient resources and administrative support in the accounting department and an unreliable accounting software package. As a result of these material weaknesses, our internal control over financial reporting is ineffective. We have begun to take steps to alleviate these material weaknesses. We hired an outside consulting firm to assist us in implementing a new accounting/manufacturing software package that we began installing in January 2005. In addition, we will be hiring an additional support person for the accounting department. The impact of the above conditions did not affect the results of this period or any prior period.

      There were no significant changes in our internal control over financial reporting that occurred during the last fiscal period that have materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

      Based in part on the steps listed above, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures are ineffective to ensure that the information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time period specified in Securities and Exchange Commission rules and forms.

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


Date:  December 22, 2005               IGI, Inc.

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

Signatures                               Title                          Date
----------                               -----                          ----

/s/Frank Gerardi          Chairman and Chief Executive Officer     December 22, 2005
   Frank Gerardi

/s/Carlene A. Lloyd       Vice President of Finance                December 22, 2005
   Carlene A. Lloyd

/s/Stephen J. Morris      Director                                 December 22, 2005
   Stephen J. Morris

/s/Terrence O'Donnell     Director                                 December 22, 2005
   Terrence O'Donnell

/s/Donald W. Joseph       Director                                 December 22, 2005
   Donald W. Joseph

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IGI, Inc.:

We have audited the accompanying consolidated balance sheet of IGI, Inc.
and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) and comprehensive income (loss) for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGI, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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