Form 10-Q/A
period 2005-03-31
IGI INC
filed 2005-12-22
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on May 20, 2005 (the "Form 10-Q"), in order to correct Part 1, Item 4. Controls and Procedures of our Form 10-Q in response to comments by the staff of the SEC in connection with its review of our Form 10-Q.

This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the items described above of contained in this Amendment, this Amendment continues to speak as of the date of the Form 10-Q, and does not modify, amend or update in any way the financial statements or any other items or disclosures in the Form 10-Q.

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

In a report to the Audit Committee of our Board of Directors and management of the Company, delivered by our independent audit firm, Amper, Politziner & Mattia P.C. on March 24, 2005 in connection with their review of our financial results for the year end December 31, 2004, two items were identified as material weaknesses in our internal controls. Those material weaknesses were identified as insufficient resources and administrative support in the accounting department and an unreliable accounting software package. Management of the Company took steps as soon as possible to remedy these weaknesses. On January 1, 2005, the Company installed a new accounting/manufacturing software package. The Company also hired an outside consulting firm that is familiar with this software package to assist in implementing it throughout the Company. In addition, we are in the process of hiring an administrative support person for the accounting department and are developing a plan to utilize our SEC Consultant on a more frequent basis as part of the Company's closing procedure. We believe that these measures will enable us to provide greater resources to the accounting department and help us to begin remediating our material weaknesses with respect to our internal controls over financial reporting that were identified during our fiscal 2004 evaluation.

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

Other than the changes in internal controls discussed above, there were no changes in internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

IGI, Inc.
(Registrant)

Date: December 22, 2005	By:	/s/ Frank Gerardi

Frank Gerardi
Chairman and Chief Executive Officer

Date: December 22, 2005	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
