Form 10-Q/A
period 2005-06-30
IGI INC
filed 2005-12-22
CIK 352998

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

Explanatory Note

We are filing this Amendment No. 1 (the "Amendment") to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on August 15, 2005 (the "Form 10-Q"), in order to correct Part I, Item 4. Controls and Procedures of our Form 10-Q in response to comments by the staff of the SEC in connection with its review of our Form 10-Q.

This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Form 10-Q, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Form 10-Q.

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

Other than the changes in internal controls discussed above, there was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.113

Severance Agreement between IGI, Inc. and Frank Gerardi dated August 10, 2005 (Incorporated by reference to Exhibit 10.113 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 15, 2005).

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

IGI, Inc.
(Registrant)

Date: December 22, 2005	By:	/s/ Frank Gerardi

Frank Gerardi
Chairman and Chief Executive Officer

Date: December 22, 2005	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
