Form 10KSB
period 2005-12-31
IGI INC
filed 2006-04-14
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file number 001-08568

IGI, Inc.
(Name of small business issuer in its charter)

Delaware	01-0355758
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

105 Lincoln Ave., Buena, NJ	08310
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (856) 697-1441

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock-$0.01 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year were $2,867,000.

The aggregate market value of the registrant's common stock held by non-affiliates on March 31, 2006 (based on the closing stock price on the American Stock Exchange) on such date was approximately $11,741,000.

As of March 31, 2006, there were 12,744,112 shares of common stock outstanding

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 24, 2006 is incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]


PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

      IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at 105 Lincoln Avenue, Buena, New Jersey. The Company is principally engaged in the manufacturing of cosmetics, skin care, and consumer products for third parties utilizing Novasome® lipid vesicle encapsulation and other technologies and intends to launch its own line of products in the near future. The Company also licenses its technology to others.

      In December 1995, IGI distributed its ownership of its majority-owned subsidiary, Novavax, Inc. ("Novavax"), in the form of a tax-free stock dividend, to IGI stockholders. Novavax had comprised the biotechnology business segment of IGI. In connection with the distribution, the Company paid Novavax $5,000,000 in return for a ten-year license (the "IGI License Agreement") entitling IGI to the exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field"). IGI exercised its option on December 12, 2005 to extend the exclusive license for an additional ten-year period for $1,000,000. Novavax has retained the right to use the Technologies for applications outside the IGI Field, mainly human vaccines and pharmaceuticals.

      Consumer Products Business IGI's Consumer Products business is primarily focused on the continued commercialization of the Microencapsulation Technologies for skin care applications. These efforts have been directed toward high quality skin care products that the Company helps develop and manufactures for cosmetic and consumer products companies. IGI plans to continue to work with cosmetics, food, personal care products and over-the-counter ("OTC") pharmaceutical companies for commercial applications of the Microencapsulation Technologies. Because of their ability to encapsulate skin protective agents, oils, moisturizers, shampoos, conditioners, skin cleansers and fragrances and to provide both a controlled and a sustained release of the encapsulated materials, Novasome® lipid vesicles are well-suited to cosmetics and consumer product applications. For example, Novasome® lipid vesicles may be used to deliver moisturizers and other active ingredients to the deeper layers of the skin or hair follicles for a prolonged period; to deliver or preserve ingredients which impart favorable cosmetic characteristics described in the cosmetics industry as "feel," "substantivity," "texture" or "fragrance" and to deliver normally incompatible ingredients in the same preparation, with one ingredient being shielded or protected from the other by encapsulation within the Novasome® vesicle.

      The Company produces Novasome® vesicles for various skin care products. Pursuant to the agreement with Estee Lauder, Estee Lauder utilizes our Novasome® technology in their products, such as "All You Need," "Re-Nutriv," "Virtual Skin," "100% Time Release Moisturizer," "Resilience," "Surface Optimizing," "Vibrant" and others.

      In the second quarter of 2006, the Company intends to launch MIAJ™, its own line of anti-aging skin care products. The line is slated to initially consist of ten products. The line includes a 10% pure vitamin C serum, which in a twelve week study conducted by an independent laboratory on 18 subjects showed reduction in fine lines and improvement in skin firmness, skin texture, skin tone and skin overall appearance when applied around the eyes. The 10% pure vitamin C serum is a patented formulation. The patent is owned by the Company and expires in 2020. The MIAJ™ line of products will be made available in specialty stores and through an online store. The Company is currently developing five additional products to be introduced into the line in the fall of 2006.

      In 2005, the Company began development of certain products, at its own cost and expense, for the consumer division of two large pharmaceutical companies. The Company hopes to sign manufacturing agreements with at least one of these companies with respect to such products in 2006, but there is no assurance that any such agreements will materialize.

      In February 2001, the Company signed a new manufacturing and supply agreement and an assignment of trademark agreement for the WellSkin™ line of skin care products with Genesis Pharmaceutical, Inc ("Genesis"). The manufacturing and supply agreement was extended by Genesis on December 13, 2005 for an additional ten year period which will expire on December 13, 2015, at which time Genesis will have the option to renew for an additional ten year period. The Company received a lump sum payment of $525,000 in 2001 for the assignment of the trademark, which was recognized ratably over the term of the arrangement, and then the Company received $50,000 on December 13, 2005 for the renewal option, which will also be recognized over the renewed term of the agreement.


      The Company entered into a sublicense agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a sublicense to produce and sell Novasome® microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. As noted above, royalties are calculated on net sales of microencapsulated retinoid products. The sales of these products have been declining; we anticipate this trend will continue in the future.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide sublicense rights for the use of the Novasome® technology for certain products and distribution channels. The agreement provided for JJM to pay the Company $300,000 as well as future royalty payments based on JJM's sales of sublicensed products. In March of 2002, the agreement between the Company and JJM was amended stating that JJM is no longer required to make minimum payments and the sublicense has been converted to a non-exclusive worldwide sublicense with the exception of Japan, which will remain exclusive. If the amount of royalties paid by JJM equals or exceeds $200,000 in any year, the following calendar year will become an exclusive worldwide agreement and will remain so until royalties fall below that amount.

      The Company is a party to a Research, Development and Manufacturing Agreement with Apollo Pharmaceutical (Canada), Inc., as successor to Prime Pharmaceutical Corporation ("Apollo") entered into in July, 2001. The purpose of the agreement was to develop a facial lotion, a facial crème and scalp application for the treatment of psoriasis. The project has been completed in stages with amounts being paid to the Company with the successful completion of each stage. In addition, the Company has agreed to rebate $3.60 per kilogram for the first 12,500 kilograms of product manufactured for and sold to Apollo. The Company recognized $137,000 in sales to Apollo in 2004 and $0 sales were recorded for 2005. However, according to Apollo's website, a 200 patient randomized, placebo controlled, double blinded multi centre clinical trial conducted at 6 sites in the USA and Canada between August 2004 and February 2005 over a 12 week period demonstrated a statistically significant benefit in a psoriasis area severity index and quality of life index. These results may lead to activity in 2006, but to the date the Company has not received any additional purchase orders.

      In July 2004, the Company, in order to allow growth and new business opportunities, renegotiated its contract with Estee Lauder, a significant customer. The goal of the Company was to lift the exclusivity it had under the prior agreement with Estee Lauder that did not allow the Company to do business with competitors of Estee Lauder. The exclusivity provision was removed from the agreement, the terms of which are as follows: Estee Lauder is manufacturing all Novasome® and non-Novasome® products at their facility and is paying the Company a royalty per kilogram on all Novasome® products manufactured by Estee Lauder, including all new products developed, plus they made a one time payment to the Company of $100,000 in 2004 for the use of the Novamix™ machine, which is used to manufacture Novasomes®.

      Metal Plating Business In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize its patented technology for an electroless nickel boride metal finishing process. This was a new venture for the Company and the Company had capital expenditures of approximately $913,000, of which $308,000 related to building improvements and $605,000 related to purchases of equipment, spread over 2004 and 2005 in order to set up the operations. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. In the start of the second quarter of 2005, the Company began production in our metal finishing division, utilizing the patented UltraCem technology. However, certain customers of the consumer products division informed us that they are not comfortable with the metal finishing division being housed in the same facility as our consumer products division. In light of this new information, the Company has decided to cease operations of the metal finishing division at our corporate manufacturing facility. We continue sample testing for customers at the UCT facility in Florida. Once purchase orders are received for this division, management will decide whether to move the metal finishing division to another facility or sell the division to a potential buyer. Due to the uncertain future of the metal plating division, management has recorded an impairment charge of $175,000 in the fourth quarter of 2005 on the equipment for the plating line. Management feels there is a high probability that we will receive an acceptable offer from a third party to purchase and move the equipment to their facility before we are able to secure a contract and/or purchase orders for this division. Management has evaluated a few informal offers and feels that the impairment charge taken will record the equipment at its fair market value. The Company still maintains the belief that there is the possibility of revenue and profit growth using this application, but there is no guarantee that it will materialize. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI stockholder, has personally invested $350,000 in UCT, which represents less than a 1% ownership interest in UCT.

Other Novasome® Lipid Vesicles Developments

      On July 23, 2003, Dr. Michael F. Holick, a professor of Medicine, Dermatology, Physiology and Biophysics at the Boston University School of Medicine, was appointed to head IGI's newly formed Scientific Advisory Board. Dr. Holick's many accomplishments, including the discovery of the active form of Vitamin D, and his extensive research in dermatology, combined with IGI's exclusive use of the patented Novasome® technologies in its delivery systems, should enable the Company to further advance IGI's position in the topical dermatologics market.


      On August 11, 2003, researchers at Boston University Medical Center, led by Dr. Holick, reported the first successful development of a topical peptide drug for the treatment of psoriasis. The parathyroid hormone analog PTH (1-34) was successfully encapsulated in Novasome® A cream, which enhanced the absorption of this peptide drug into human skin. This study appeared in the August 2003 issue of the British Journal of Dermatology. The study consisted of a randomized, self-controlled double-blinded trial of 15 adult patients with chronic plaque psoriasis. Each patient applied to one lesion Novasome® A cream and to a comparable lesion Novasome® A cream that contained PTH (1-34). The psoriatic lesions treated with PTH (1-34) showed marked improvement in scaling, erythema and in duration. There was a 67.3% improvement in the global severity score for the lesion treated with Novasome® A cream containing PTH (1-34) compared to the placebo-treated lesion, which only showed a 17.8% improvement. In an open trial, ten patients topically applied PTH (1-34) in Novasome® A cream on all of their lesions in a step wise manner. This pilot study suggests that topical PTH (1-34) encapsulated in Novasome® A cream is a safe and effective novel therapy for psoriasis. This was the first demonstration for the successful encapsulation of a peptide drug for the treatment of a skin disease.

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

      This study is an established animal model for chemotherapy-induced alopecia, which closely mimics human chemotherapy induced alopecia, and suggests the possibility that PTHrP receptor agonists and antagonists can be developed as novel therapeutic agents in chemotherapy-induced alopecia. Based on these findings, a study is planned to determine whether topical PTH (7-34) formulated in Novasome® cream will be effective in mitigating chemotherapy induced alopecia in breast cancer patients and help accelerate more robust hair regrowth.

      On September 26, 2003, the Company entered into an employment agreement with Dr. Holick where he will serve as the Company's Vice President of Research and Development and Chief Scientific Officer for a term of three years.

      On December 24, 2003, the Company entered into a License Agreement with Dr. Holick and A&D Bioscience, Inc., a Massachusetts corporation wholly owned by Dr. Holick (collectively referred to as "Holick"), whereby Holick granted an exclusive license to the Company to all his rights to the parathyroid hormone related peptide technologies and the glycoside technologies (referred to as "PTH Technologies" and "Glycoside Technologies", respectively) that he developed for various clinical usages, including treatment of psoriasis, hair loss and other skin disorders. In consideration for entering into the License Agreement, Holick received up-front a $50,000 non-refundable payment from the Company. He also received a grant of 300,000 stock options under the Company's authorized stock option plans. Holick also received a $236,000 milestone payment that was contingent on the execution of a sublicense agreement between the Company and a third-party for the licensed technology, which was completed on April 19, 2004.

      On April 19, 2004, IGI signed a sublicense agreement with Tarpan Therapeutics, Inc. ("Tarpan"), for the PTH (1-34) technology under which the third party will be obligated at its sole cost and expense to develop and bring the PTH (1-34) technology to market as timely and efficiently as possible, which includes its sole responsibility for the cost of preclinical and clinical development, research and development, manufacturing, laboratory and clinical testing and trials and marketing of products. In addition, the sublicense agreement calls for various payments to IGI throughout the term. IGI was paid a lump sum sublicense fee of $300,000, from which amount IGI paid the sum of $232,000 to Dr. Holick, representing the $236,000 payment due to Dr. Holick in accordance with the terms of his License Agreement with the Company, net of $4,000 of additional legal fees. Certain subsequent royalty payments received by the Company under the sublicense agreement will be shared with Holick after the Company has recovered any payments previously made to Holick under the License Agreement and an amount equal to the value of the options received by Holick under the


License Agreement. The Company is responsible for any and all costs, fees and expenses for the prosecution and oversight of any intellectual property rights related to the licensed technologies. The term of the License Agreement is the longer of twenty (20) years or the life of each of the patents there under. The License Agreement, however, granted Holick the right to terminate the Company's license to (i) the Glycoside Technologies if the Company did not sublicense the Glycoside Technologies within 90 days of the effective date of the License Agreement, and (ii) the PTH Technologies if the Company did not sublicense the PTH Technologies within 90 days of the effective date of the License Agreement. As noted above, the Company entered into a sublicense agreement for the PTH Technologies on April 19, 2004. The Company did not, however, sublicense the Glycoside Technologies within the 90 day period. As a result, Holick terminated the Company's license to the Glycoside Technologies on April 5, 2004. In January 2005, Tarpan merged with Manhattan Pharmaceuticals, Inc. A Phase II clinical study of PTH (1-34) by Manhattan Pharmaceuticals, Inc. for psoriasis is scheduled to start this year.

      On July 27, 2004, the Company signed an exclusive license agreement with the University of Massachusetts Medical School (University) for the patented invention entitled "The Treatment of Skin with Adenosine or Adenosine Analogs." The Company intends to encapsulate adenosine or adenosine analogs in Novasome® for use in the skin care field. As consideration of the rights granted in this agreement, the Company made nonrefundable payments of $25,000 upon the execution of this agreement and $25,000 in September 2004. The agreement also calls for minimum royalty payments of $25,000 per year commencing on July 27, 2007. If the Company enters into a sublicense agreement with a third party, the Company must pay the University 50% of all sublicense income.

Manufacturing

      The Company's manufacturing operations include bulk manufacturing and testing of cosmetics, dermatologics, emulsions and shampoos. The raw materials included in these products are available from several suppliers. The Company produces quantities of Novasome® lipid vesicles adequate to meet its current and foreseeable needs.

Research and Development

      The Company's consumer products development efforts are directed toward Novasome® encapsulation to improve performance and efficacy of pesticides, specialty and other chemicals, biocides, cosmetics, consumer products, flavors and dermatologic products. Total product development and research expenses were $949,000 and $1,727,000 in 2005 and 2004, respectively.

Patents and Trademarks

      The Company maintains patents in various countries covering certain of its products. Under the terms of the 1995 IGI License Agreement, the Company has an exclusive ten-year license to use the Technologies licensed from Novavax in the IGI Field. Novavax holds 44 U.S. patents and a number of foreign patents covering the Technologies licensed to IGI. The Company has applied for registration of the Miaj trademark.

Government Regulation and Regulatory Proceedings

Government Regulations

      In the United States, pharmaceuticals, including over-the-counter products that are manufactured by the Company, are subject to rigorous Food and Drug Administration ("FDA") regulations, including pre-clinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for a new drug often takes a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, or at all.

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


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

Dependence on Major Customers

      The Company's major customers are Estee Lauder, Genesis Pharmaceuticals, and Vetoquinol USA, which accounted for 23%, 15%, and 19% of product revenue, respectively in 2005 and 35%, 8%, and 17% respectively in 2004. The loss of any of these customers would have a material adverse effect on the Company.

Employees

      At April 11, 2006, the Company had 18 total and full-time employees. Two of these employees were in marketing, distribution and customer support, four were in manufacturing, eight were in research and development, four were in executive, finance and administrative functions. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

Executive Officers of the Company

      The following table sets forth (i) the name and age of each executive officer of the Company as of March 31, 2006, (ii) the position with the Company held by each such executive officer and (iii) the principal occupation held by each executive officer for at least the past five years.

Name	Age	Officer Since	Principal Occupation and Other Business Experience During Past Five Years
Frank Gerardi	61	2003

Appointed Chief Executive Officer on September 5, 2003 and Chairman on June 27, 2003. President of Univest Management, Inc., a management consulting company since 1986; member of the New York Stock Exchange from 1969 to 1986.

Nadya Lawrence	37	2001	Appointed Vice President of Operations in 2001. Prior to that, Ms. Lawrence served as the Company's R&D Technical Director and R&D Manager from 1995 to 2001.
Carlene Lloyd	33	2004	Appointed Vice President of Finance in July 2004. Prior to that, Ms. Lloyd served as the Company's Controller and Senior Accountant from 1998 to 2004.

ITEM 2. PROPERTIES

      The Company's executive administrative offices are located in Buena, New Jersey, in a 25,000 square foot facility built in 1995, which the Company owns. This facility is also used for production, product development, marketing and warehousing for the Company's cosmetic, dermatologic and personal care products. The Company has entered into an agreement for the sale-leaseback of its facilities to be accounted for as a financing transaction, and the sale of a vacant parcel of land in order to provide additional capital needed for daily operations and to purchase and upgrade certain assets for production. The closing of the agreement is subject to a contingency and is terminable by either party on or after April 22, 2006 if the contingency is not met by such date. At this time, it appears that it is unlikely the contingency will be met by April 22, 2006 and as a result the purchaser may terminate the agreement on or after such date.

ITEM 3. LEGAL PROCEEDINGS

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

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The remediation was completed by September 30, 2003. The Company has spent approximately $540,000 to date on the cleanup and associated costs and $80,000 remains accrued as of December 31, 2005. There will be periodic monitoring performed, which is projected to span over the next three years. The estimated cost of the monitoring is included in the accrual. The Company has received a monetary settlement of $180,000 in December 2005 from one of its prior insurance carriers for the contamination as a result of a claim filed by the Company and is recorded in other income on the Statement of Operations.

      This contamination also spread to the property adjacent to the manufacturing facility and the Company was involved in a lawsuit with the owner of that property, Ted Borz. IGI believes that it has performed all the necessary tasks required to properly decontaminate Mr. Borz's property. In the fourth quarter of 2005, IGI offered a settlement to Mr. Borz for $70,000, which he accepted and the case is now settled. The settlement is recorded in Selling, General and Administration Expenses in the Statement of Operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the last quarter of 2005.


ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has never paid cash dividends on its Common Stock. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

      The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange ("AMEX") (symbol: "IG"). On March 28, 2002, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and net income for 2002 and a minimum of $4,000,000 in stockholders' equity by December 31, 2002 in order to remain listed. On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. In February 2003, the Company contacted AMEX after release of the Company's 2002 year-end results. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. Based on the Company's 2005 year-end results, the Company is not in compliance with the AMEX requirement for reporting income from continuing operations, minimum equity, and net income for the year ended December 31, 2005. As of the date of the filing of the Form 10-KSB, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

The following table shows the range of high and low closing sale prices on the AMEX for the periods indicated:

	High	Low

2004
First quarter	$2.35	$1.40
Second quarter	2.54	2.05
Third quarter	2.33	1.30
Fourth quarter	1.58	1.16

2005
First quarter	$1.40	$ .95
Second quarter	1.35	.97
Third quarter	1.34	.94
Fourth quarter	.98	.67

The approximate number of holders of record of the Company's Common Stock at March 15, 2006 was 656 (not including stockholders for whom shares are held in a "nominee" or "street" name).

Recent Sales of Unregistered Securities

      On December 15, 2005 the Company entered into agreements to sell four units (the "Units") to accredited investors (including, one Unit to Univest Mgt. Inc. EPSP, an entity controlled by Frank Gerardi, the Chief Executive Officer and a 10% beneficial owner, one Unit to the Hager Family Trust, a trust contolled by Jane and Edward Hager, 10% beneficial owners, and one Unit to Steve Morris, a director and 10% beneficial owner) pursuant to a Private Placement Memorandum dated November 11, 2005, for an aggregate purchase price of $400,000. Each Unit consists of 133,333 shares of Common Stock of the Company,and warrants to purchase 26,666 shares of the Common Stock (the "Warrants"). The Company received $300,000 of such funds in December, 2005 and $100,000 of such funds in January, 2006. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

      The Warrants are exercisable from December 15, 2005 until December 15, 2007 at an exercise price of $0.90 per share, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. The Warrants do not entitle the holders to any voting or other rights as a stockholder until such Warrants are exercised and common stock is issued.

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Annual Report on Form 10-KSB contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. (See "Factors Which May Affect Future Results" below.) Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      During 2005, the Company continued its effort to expand the commercialization of our licensed Novasome® technology through increased product development with new and existing customers. New product development can be an inherently uncertain and lengthy process. However, management believes some of the new projects that have been developed over the past two years will begin to materialize into revenues in 2006. One new development made in 2005 was a skincare line containing ten products that the Company will market and distribute itself. The skincare line was introduced at a trade show in November of 2005 in New York and will be available for distribution in the second quarter of 2006. The Company has trademarked the name Miaj for this new line of skincare products.

      During 2005, the Company also continued its effort to keep general and administration expenses to a minimum and focus on the growth of the Company. The loss of revenues the Company anticipated in 2004 from the rearrangement of business with Estee Lauder was not realized until the third quarter of 2005, as we continued to receive contract manufacturing from Estee Lauder through August of 2005. This loss in revenues, although anticipated, has resulted in the Company not being able to generate a sufficient amount of cash flow from operations to continue operating according to our business plan. In an effort to generate sufficient cash flows, the Company sold marketable securities in the third quarter of 2005 and certain of the Company's directors have exercised stock options. The Company also participated in a private placement stock offering during the fourth quarter of 2005 that provided working capital for the Company.

      Our business plan for 2006 and beyond includes: an upgrade of our manufacturing facility to incorporate the requirements of becoming a pharmaceutical grade facility and expanding our production services include filling of products. We are looking to purchase two filling lines to add to the contract manufacturing services that we already provide to our customers. The Company anticipates providing funds for this business plan from the completion of the sale-leaseback transaction discussed in Item 2 Properties. If this transaction fails to close the Company will seek alternative sources of funding.

      Our existing customers continue to incorporate Novasomes® into additional products. Genesis Pharmaceutical, Inc., a division of Pierre-Fabre, has approved a new line of products utilizing the patented Novasome® delivery system, which the Company has completed the development on the products. Chattem, Inc., makers of Gold Bond and Icy Hot, currently markets a Novasome® based product with an advertising campaign that is sold in mass markets and other outlets, and we are currently working on another new product for them.

      IGI will continue its efforts to identify new opportunities in dermatologics, cosmetics, pharmaceuticals and nutrients for topical delivery as well as our plans stated above. The Company will also seek to expand the use of its Novasome® encapsulation technology for flavors and fragrances, as well as fuel additives.

Results of Operations

2005 Compared to 2004

The Company had a net loss of $1,298,000, or $(.11) per share, in 2005 compared to a net loss of $892,000, or $(.08) per share, in 2004 which resulted from the following:


      Total revenues for 2005 were $2,867,000, which represented a decrease of $691,000 from revenues of $3,558,000 in 2004. Licensing and royalty income of $870,000 in 2005 decreased by $137,000 compared to 2004, primarily as a result of a $300,000 payment from Tarpan Therapeutics in 2004 partially offset by higher royalties from Estee Lauder in 2005.

      Product sales of $1,997,000 in 2005 decreased $554,000, or 21%, compared to 2004 due mainly to lower product sales in 2005 to Estee Lauder, the Company's major customer, but were partially offset by higher sales to Genesis, Albrian, and other customers. In accordance with the amendment to our license agreement with Estee Lauder, we have completely ceased manufacturing products for Estee Lauder and the only source of revenue from Estee Lauder is royalty income. This accounts for the majority of the decrease in product sales in 2005. However, we continue to be an approved manufacturing facility for Estee Lauder and they may, from time to time, provide us with contract manufacturing.

      Cost of sales increased by $667,000, or 53%, in 2005 as compared to 2004. As a percentage of product sales, cost of sales increased from 49% in 2004 to 96% in 2005. The increase in cost of sales partially relates to material and labor costs for plating being included for 2005. The costs for the plating operations, which amounted to $256,000 far exceeded the amount of sales revenue of $11,000 generated by this operation. The Company experienced a change in the product mix being sold from the decrease in sales to Estee Lauder, which had higher gross margins, to lower gross margin products. There was also a change in the expense allocation of fixed overhead costs due to the addition of the plating department; this increased the percentage of costs allocated to the cost of sales area by 15% or approximately $122,000. The absorption of overhead costs was less in 2005 due to a decrease in production related to the decrease in sales. In addition, a non cash impairment charge of $175,000 was recorded in 2005 relating to the equipment for the metal plating division that has temporarily ceased operations. No impairment charge was recorded in 2004.

      Selling, general and administrative expenses decreased by $120,000, or 7%, from $1,798,000 in 2004 to $1,678,000 in 2005. These expenses were 51% of revenues for 2004 compared to 58% in 2005. The decrease is primarily due to severance fees in the amount of $231,000 and plating line set up costs of $68,000 recorded in 2004, offset by higher marketing expenses related to the plating line of $68,000 and higher professional fees of $95,000 in 2005.

      Product development and research expenses decreased by $778,000 in 2005, or 45%, compared to 2004. The decrease is a result of the Company recording a $545,000 non cash expense in 2004 related to the fair value of 300,000 stock options granted to Dr. Holick under his license agreement and 25,000 stock options granted to Dr. Holick for his service on the Scientific Advisory Board, plus a cash payment of $232,000 made to Dr. Holick in accordance with his license agreement. The Company has also made a $50,000 cash payment in the third quarter of 2004 to the University of Massachusetts in accordance with the license agreement between the Company and the University.

      Interest expense amounted to $4,000 (net of income) in 2005 compared to interest income of $25,000 in 2004. The Company had no interest expense in 2004 and only recorded income related to marketable securities and overnight investments of our daily cash balance. The interest expense in 2005 relates to the short term notes payable recorded in 2005.

      The tax benefit of $279,000 in 2005 was a result of the sale of a portion of the Company's state tax operating loss carry forwards in exchange for proceeds of $274,000, plus the current year's state tax benefit of $5,000.

Liquidity and Capital Resources

The Company's operating activities used $877,000, compared to $235,000 used during 2004. The increase in cash used in 2005 was primarily due to the increased loss sustained.

      The Company's investing activities used $752,000 of cash in 2005 compared to $427,000 used in 2004. Cash used in investing activities in 2005 were a result of the sale of the marketable securities in the amount of $335,000 offset by the payment of $1,000,000 to Novavax to extend its license agreement for an additional 10 years. The majority of the 2004 investing activities were for the machinery and equipment purchases and building improvements to set up the metal plating line, which was offset by proceeds from the sale of marketable securities.

      The Company's financing activities provided $1,614,000 of cash in 2005 compared to $221,000 provided in 2004. The cash provided in 2005 was (i) related to the note payable in the amount of $1,000,000 established by the Company with Univest Management Inc., a company owned by Frank Gerardi, IGI's Chairman and CEO, in order to exercise its option to extend its license agreement as noted above; (ii) $300,000 from the sale of (3) units, each consisting of 133,333 shares of common stock and warrants to purchase 26,666 shares of common stock at an exercise price $0.90 per share: and (iii) the exercise of stock options. The cash provided in 2004 was from the exercise of stock options by a former director of the Company.


      The consolidated financials included herein are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's recurring operating losses and working capital defiency raise substantial doubt the Company's ability to continue as a going concern. Currently, the Company's cash from operations are not sufficient to maintain operations or provide financing for the Company's future growth and business plan. In order to generate the working capital needed, the Company has signed an agreement of sale for a sale-leaseback of our corporate building for $1,600,000 and a sale of a vacant parcel of land adjacent to our building for $225,000. This agreement may be terminated by either party on or after April 22, 2006, if a contingency is not met by such date. At this time, it appears unlikely that the contingency will be met by such date. If the purchaser terminates the agreement the Company will be forced to seek alternative funding, of which there can be no assurance of obtaining. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

      Our business operations have been partially funded over the past two years through the exercise of stock options by our directors and officers. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. The Company is currently evaluating two different companies that have expressed an interest in investing in the IGI. We have received an initial term sheet from one of the companies and we hope to have a second term sheet from the other company as well. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

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

Licensing Agreement with Universal Chemical Technologies, Inc ("UCT").

      In February 2004, the Company signed a license agreement with UCT to utilize their patented technology for an electroless nickel boride metal finishing process. This venture required $913,000, of which $308,000 related to building improvements and $605,000 related to the purchase of equipment, to set up the operations at our facility. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. The Company has temporarily ceased operations of this division due to potential new customers of the consumer division not being comfortable with the metal finishing division being housed in the same facility as our Consumer Products division. All aspects of research and development are currently being performed by UCT at their Stuart, FL facility. Management is currently evaluating the possibility of moving the operations to another facility or selling the division to a third party. The Company has taken an impairment charge of $175,000 on the plating line equipment to record the equipment of this division to what management feels is its fair market value.

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

      On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company's plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The Company was subject to periodic review by the AMEX staff during the extension period. Based on the Company's reported results for 2002, the Company was not in compliance with the AMEX listing standards for income from continuing operations. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX. This determination is subject to the Company's favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX's routine periodic reviews of the Company's SEC filings. Based on the Company's 2005 year-end results, the Company is not in compliance with the AMEX requirement for reporting income from continuing operations, minimum equity and net income. As of the date of the filing of the Form 10-KSB, the Company has not been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements. While as of this date, the Company has not received any notification of non-compliance from AMEX, the Company has no knowledge of nor can it predict whether AMEX shall at any time hereafter issue formal notification to the Company of its non-compliance with the requirements for continued listing on AMEX, which could result in the Company's delisting from AMEX or otherwise adversely affect the Company.

Recent Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this statement shall be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The implementation of FASB No. 151 is not expected to have a material effect on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option-pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulleting No. 107 ("SAB 107"), "Share-Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. There will be no impact of adoption on the Company's reported results of operations for future periods from options granted prior to 2006, since the vesting of all outstanding options was accelerated in 2005.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for non-monetary exchanges with a general exception for all exchanges of non-monetary assets that do not have commercial and economic substance. A non-monetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No.153 did not have a material impact on the Company's financial statement presentation or its disclosures.

      In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"). The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005.


      In March 2005, the FASB issued Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies the term "conditional asset retirement obligation" used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, FIN 47 requires the Company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is to be recognized when incurred. FIN 47 became effective for the Company with the year ended December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company's consolidated financial statements.

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

      Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Environmental Remediation Liability

      On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. In December 2002, a further update was performed and the final estimated costs were increased to $620,000, of which $80,000 remains accrued as of December 31, 2005 Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company's estimates.

Long-Lived Assets

      The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During 2005 fiscal year, the Company recorded an impairment charge of $175,000 to reduce the carrying value of the equipment relating to the metal plating division to its fair value.

Deferred Tax Valuation Allowance

      Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and credit carry forwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company's statement of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As a result, the Company concluded that it was more likely than not that it will be unable to realize the gross deferred tax assets in the foreseeable future and established a valuation reserve for all such deferred tax assets.

Revenue Recognition

      The Company recognizes revenue from its product sales and license agreements in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.

      Sales, net of appropriate cash discounts, product returns, and sales reserves are recorded upon shipment of products. Revenues earned under research contracts or sublicensing and supply agreements are either recognized when the related contract provisions are met, or, if under such contracts or agreements the Company has continuing obligations, the revenue is initially deferred and then recognized over the life of the agreement.

Market Risk

      Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices and interest rates. The Company is exposed to market risk because of changes in interest rates.

The Company does not use derivative instruments. Changes in interest rates are not expected to have an adverse effect on the Company's financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto listed in the accompanying index to financial statements (Item 15) are filed as part of this Annual Report and incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Changes in Internal Control Over Financial Reporting. For the fiscal year ended December 31, 2004, the Company identified material weaknesses in its disclosure controls and procedures which consisted of insufficient resources and administrative support in the accounting department and an unreliable accounting software package. On January 1, 2005, the Company installed a new accounting/manufacturing software package. The Company also hired an outside consulting firm that is familiar with this software package to assist us in implementing it throughout the Company. In July 2005, we hired an additional support person for the accounting department. During the fourth quarter of 2005, we used an SEC consultant on a more frequent basis as part of the Company's closing procedure. Other than as stated above, there were no significant changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2005 that have materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      A portion of the information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") under the captions "PROPOSAL 1 - Election of Directors - Nominees for Election as Directors," "Committees of the Board - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" which are incorporated herein by this reference. Officers are elected on an annual basis and serve at the discretion of the Board of Directors. The Company expects to file the 2006 Proxy Statement no later than April 30, 2006.

      The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company and its subsidiaries. The Company's code of ethics is available at its web site at www.askigi.com.

ITEM 10. EXECUTIVE COMPENSATION

      The information required by this item is contained in the Company's 2006 Proxy Statement under the captions "EXECUTIVE COMPENSATION," "OPTION GRANTS IN LAST FISCAL YEAR", "AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2005 AND YEAR END 2005 OPTION VALUES," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation and Stock Options" and is incorporated herein by this reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      A portion of the information required by this item is contained in the Company's 2006 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

Securities Authorized For Issuance Under Equity Compensation Plans

      The following table includes information as of December 31, 2005 relating to the Company's 1999 Stock Incentive Plan, 1999 Director Stock Option Plan, and the 1998 Director Stock Plan which comprises all of the equity compensation plans of the Company. The table provides the number of securities to be issued upon the exercise of outstanding options under such plans, the weighted-average exercise price of such outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	2,145,548	$1.63	629,449
Equity compensation plans not approved by security holders	-	-	-
Total	2,145,548	$1.63	629,449

(1)	Includes information with respect to the 1999 Stock Incentive Plan, the 1999 Director Stock Option Plan, as such items do not apply to the 1998 Directors Stock Plan.
(2)	Includes information with respect to the 1999 Stock Incentive Plan, the 1999 Director Stock Option Plan, and the 1998 Directors Stock Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained in the Company's 2006 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 13. EXHIBITS

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet, December 31, 2005

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004.

Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) for the years ended December 31, 2005 and 2004.

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

Condensed financial information of the Registrant is omitted since there are no substantial amounts of "restricted net assets" applicable to the Company's consolidated subsidiaries.

(2) Exhibits Required to be Filed by Item 601 of Regulation S-B:

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-KSB unless incorporated by reference as indicated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is contained in the Company's 2006 Proxy Statement under the caption "Relationship with Independent Public Accountants" and is incorporated herein by this reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2006	IGI, Inc.

By: /s/Frank Gerardi
Frank Gerardi
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Frank Gerardi	Chairman and Chief Executive Officer	April 13, 2006

Frank Gerardi

/s/ Carlene A. Lloyd	Vice President of Finance	April 13, 2006

Carlene A. Lloyd

/s/ Stephen J. Morris	Director	April 13, 2006

Stephen J. Morris

/s/ Terrence O'Donnell	Director	April 13, 2006

Terrence O'Donnell

/s/ Donald W. Joseph	Director	April 13, 2006

Donald W. Joseph

/s/ Rajiv Mathur	Director	April 13, 2006

Rajiv Mathur

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
IGI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of IGI, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive (loss) for each of the years in the two year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the IGI, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2005, in conformity with U.S generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has sustained recurring operating losses and as of December 31, 2005, had a working capital deficiency of $501,000. As described more fully in Note 2 to the financial statements, the Company does not have sufficient cash to maintain operations or provide financing for future growth. Management's plans in regard to these matters are also described in Note 2. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMPER, POLITZINER & MATTIA, P.C.

March 18, 2006
Edison, New Jersey

IGI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2005
(in thousands, except share and per share information)

2005

ASSETS
Current assets:
Cash and cash equivalents	$365
Restricted cash	50
Accounts receivable, less allowance for doubtful accounts of $30	268
Licensing and royalty income receivable	147
Inventories	261
Prepaid expenses and other current assets	83

Total current assets	1,174
Property, plant and equipment, net	2,909
License fee	1,000
Other assets	52

Total assets	$5,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$350
Accrued expenses	218
Income taxes payable	2
Note payable- related party	1,015
Deferred income	90

Total current liabilities	1,675
Deferred income	102

Total liabilities	1,777

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
Common stock, $.01 par value, 50,000,000 shares authorized;
14,484,519 shares issued and 12,518,779 shares outstanding	145
Additional paid-in capital	25,073
Accumulated deficit	(20,465)
Less treasury stock, 1,965,740 shares at cost	(1,395)

Total stockholders' equity	3,358

Total liabilities and stockholders' equity	$5,135

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2005 and 2004
(in thousands, except share and per share information)

	2005	2004

Revenues:
Sales, net	$1,997	$2,551
Licensing and royalty income	870	1,007

Total revenues	2,867	3,558

Costs and Expenses:
Cost of sales (including an impairment charge in 2005 for
equipment of $175,000)	1,920	1,253
Selling, general and administrative expenses	1,678	1,798
Product development and research expenses	949	1,727

Operating (loss)	(1,680)	(1,220)
Interest income (expense), net	(4)	25
(Loss) on sale of investment securities	(74)	-
Other income, net	181	13

Loss from operations before (benefit) for income taxes	(1,577)	(1,182)
(Benefit) for income taxes	(279)	(290)

Net (loss)	$(1,298)	$(892)

Basic and Diluted (Loss) Per Common Share
Net (loss) per share	$(.11)	$(.08)

Weighted average shares of common stock outstanding
Basic and diluted	11,971,337	11,547,791

The accompanying notes are an integral part of the consolidated financial statements.


IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005 and 2004
(in thousands)

	2005	2004

Cash flows from operating activities:
Net (loss)	$(1,298)	$(892)
Reconciliation of net (loss) to net cash used in
operating activities:
Depreciation and amortization	300	271
Impairment charge for equipment	175	-
Loss on sale of marketable securities	74	1
Bad debt expense	14	7
Recognition of deferred income	(169)	(169)
Stock-based compensation expense	2	545
Changes in operating assets and liabilities:
Accounts receivable	22	43
Inventories	(12)	(61)
Licensing and royalty income receivable	8	(138)
Prepaid expenses and other assets	(103)	125
Accounts payable and accrued expenses	53	(65)
Deferred income	60	100
Income taxes payable	(3)	(2)

Net cash used in operating activities	(877)	(235)

Cash flows from investing activities:
Capital expenditures	(87)	(817)
Payment of license fee	(1,000)	-
Proceeds from sale of marketable securities	335	500
Purchase of marketable securities	-	(110)

Net cash used in investing activities	(752)	(427)

Cash flows from financing activities:
Borrowings from note payable	1,000	-
Proceeds from private placement of common stock	277	-
Proceeds from exercise of common stock options	337	221

Net cash provided by financing activities	1,614	221

Net (decrease) in cash and cash equivalents	(15)	(441)
Cash and cash equivalents at beginning of year	380	821

Cash and cash equivalents at end of year	$365	$380

Supplemental cash flow information:
Cash payments for interest	$-	$-
Cash (receipt) from taxes	(274)	(288)

The accompanying notes are an integral part of the consolidated financial statements.


IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS)
for the years ended December 31, 2005 and 2004
(in thousands, except share information)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-In	Comprehensive	Comprehensive	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Income(Loss)	(Loss)	Deficit	Stock	Equity

Balance, December 31, 2003	13,351,237	$134	$23,702	$ -		$(18,275)	$(1,395)	$4,166

Stock options exercised	176,666	1	212					213
Employee stock purchase plan	19,617		8					8
Issuance of stock option to
non-employee			545					545
Net loss					$ (892)	(892)		(892)
Unrealized loss on marketable
securities				(32)	(32)			(32)

Comprehensive loss					$ (924)

Balance, December 31, 2004	13,547,520	135	24,467	(32)		(19,167)	(1,395)	4,008

Stock options exercised	537,000	6	332					338
Issuance of stock pursuant to
private placement net of costs
of $24	399,999	4	272					276
Issuance of stock option to
non-employee			2					2
Net loss					$(1,298)	(1,298)		(1,298)
Other comprehensive loss
Holding(losses) on investments
arising during the period					(42)
Less reclassification adjustment
for losses on investments
included in net income					74

Total other comprehensive income				32	32			32

Comprehensive loss				-	$(1,266)

Balance, December 31, 2005	14,484,519	$145	$25,073	$ -		$(20,465)	$(1,395)	$3,358

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of the Business

IGI, Inc. ("IGI" or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the production and marketing of cosmetics, skin care, and consumer products

      IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome® microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies.

      Estee Lauder, a significant customer, accounted for $457,000, or 23%, of 2005 product revenues, and $1,248,000, or 35%, of 2004 product revenues. There was no accounts receivable owing to the company at December 31, 2005. In July 2004, the Company amended its licensing agreement with Estee Lauder. Estee Lauder is now manufacturing all Novasome® and non-Novasome® products in house and must pay the Company a royalty per kilogram on all Novasome® products they manufacture, including all new products developed. In addition, Estee Lauder paid to the Company a one time payment of $100,000 in December 2004 in connection with the amendment of the agreement. The Company's contract manufacturing of Estee Lauder non-Novasome® products, which accounted for all of the product revenues in 2005 and $559,000 of the $1,248,000 in revenues in 2004, terminated contractually on June 30, 2004, without any required future royalties or other payments to be received by the Company on any non-Novasome® products manufactured by Estee Lauder. Royalty revenues received by the Company for products manufactured in house by Estee Lauder accounted for $469,000, or 54%, of 2005 royalty revenues and $104,000 of the December 31, 2005 licensing and royalty income receivable balance and $184,000, or 18%, of 2004 royalty revenues.

      Vetoquinol USA, a significant customer, accounted for $377,000, or 19%, of 2005 product revenues and $24,000 of the December 31, 2005 accounts receivable balance and $442,000, or 17%, of 2004 product revenues.

      Genesis Pharmaceuticals, a significant customer, accounted for $294,000, or 15%, of 2005 product revenues, and $123,000 of the December 31, 2005 accounts receivable balance and $205,000, or 8%, of 2004 product revenues.

      IGI's Metal Plating Division was a new venture for the Company and began operations in 2005. This division was created to utilize a patented electroless nickel boride technology. However, due to manufacturing conflicts with the Consumer Products Division, operations have temporarily ceased for this division until management evaluates how to proceed with this operation.

Principles of Consolidation

The consolidated financial statements include the accounts of IGI, Inc. and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents consist of short-term investments which have original maturities of 90 days or less.

Accounts Receivable and Allowance for Doubtful Accounts

      The Company extends credit to its customers, based upon credit evaluations, in the normal course of business, primarily with 30- day terms. The Company does not require collateral from its customers. Bad debt provisions are provided for on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable. The Company charges off uncollectible receivables when the likelihood of collection is remote.

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

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

Long-Lived Assets

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed. During 2005 fiscal year, the Company recorded an impairment charge of $175,000 to reduce the carrying value of the metal plating equipment to its fair value.

License Fee

License fees are amortized on a straight line basis over the life of the agreement (10 years).

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

Income Taxes

      The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to operating loss and tax credit carry forwards and differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of future deferred tax assets.

Revenue Recognition

      Sales, net of appropriate cash discounts, product returns, and sales reserves are recorded upon shipment of products. Revenues earned under research contracts or sublicensing and supply agreements are either recognized when the related contract provisions are met, or, if under such contracts or agreements the Company has continuing obligations, the revenue is initially deferred and then recognized over the life of the agreement.

Stock-Based Compensation

      FASB Statement No. 148, ''Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123'' (''SFAS 148'') provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for stock instruments granted to employees using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (''APB 25''), ''Accounting for Stock Issued to Employees,'' provided it discloses the effect of SFAS 123, as amended by SFAS 148, in the footnotes to the financial statements. Through December 31, 2005, the Company has chosen to continue to account for stock-based compensation using the intrinsic-value method. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The Company accounts for stock based compensation to consultants in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and SFAS No. 123.

      On December 9, 2005, our Board of Directors approved the accelerated vesting of all unvested out-of-the-money stock options awarded to employees and officers with an exercise price greater than $.76. Options to purchase approximately 150,000 shares of common stock were accelerated. The accelerated options, which are considered fully vested as of December 9, 2005, have grant prices ranging from $1.05 to $1.27 per share. The primary purpose of the accelerated vesting was to enable us to eliminate the future compensation expense associated with our out-of-the-money stock options upon adoption of SFAS No. 123(R) in fiscal 2006. Pro forma stock-based compensation expense for the year ended December 31, 2005 was approximately $91,000 higher due to the acceleration of vesting of all outstanding stock options.

      The following table illustrates the effect on (loss) attributable to common stockholders and (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

		2005	2004

		(in thousands, except per share information)
Net (loss) attributable to common
stockholders - as reported		$(1,298)	$ (892)
Deduct: Total stock-based employee
compensation expense determined
under the fair value based method
(net of tax)		(430)	(193)

Net (loss) attributable to
common stockholders - pro forma		$(1,728)	$(1,085)

(Loss) per share - as reported
Basic and diluted		$ (.11)	$ (.08)

(Loss) per share - pro forma
Basic and diluted		$ (.14)	$ (.09)

      The pro forma information has been determined as if the Company had accounted for its employee and director stock options under the fair value method. The weighted average grant date fair value for the stock options was $.65 per share and $1.13 per share for the years ended December 31, 2005 and 2004. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2005 and 2004:

Assumptions	2005	2004

Dividend yield	0%	0%
Risk free interest rate	3.67%	3.59%-4.27%
Estimated volatility factor	76%	88%
Expected life	7 years	7 years

Product Development and Research

The Company's research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2005 and 2004 $27,000 and $39,000, respectively.

Shipping and Handling Costs

Costs related to shipping and handling are comprised of outbound freight and the associated labor. These costs are recorded in costs of sales.

Net (Loss) per Common Share

      Basic net (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the Company's stock price and the net loss for the years ended December 31, 2005 and 2004, the effect of the Company's potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of common shares outstanding and net (loss) per common share are the same. Potentially dilutive common stock equivalents which were excluded from the net (loss) per share calculations due to their anti-dilutive effect amounted to 614,250 for 2005 and 1,140,379 for 2004.

Comprehensive (Loss)

      Comprehensive (loss) is defined to include all changes in stockholders' equity during a period except those resulting from investments by or distributions to owners. Comprehensive (loss) is the sum of net (loss) and unrealized gains (losses) on marketable securities. Unrealized gains (losses) on marketable securities are excluded from net income (loss) and are reported in accumulated other comprehensive loss in the accompanying consolidated financial statements.

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

Effect of Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this statement shall be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The implementation of FASB No. 151 is not expected to have a material effect on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option-pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulleting No. 107 ("SAB 107"), "Share-Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. There will be no impact of adoption on the Company's reported results of operations for future periods from options issued prior to 2006, since the vesting of all outstanding options was accelerated in 2005.


      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for non-monetary exchanges with a general exception for all exchanges of non-monetary assets that do not have commercial and economic substance. A non-monetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No.153 did not have a material impact on the Company's financial statement presentation or its disclosures.

      In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"). The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005.

      In March 2005, the FASB issued Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies the term "conditional asset retirement obligation" used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, FIN 47 requires the Company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is to be recognized when incurred. FIN 47 became effective for the Company with the year ended December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company's consolidated financial statements.

2. Liquidity

      The Company sustained losses of $1,298,000 and $892,000 for the years ended December 31, 2005 and 2004, respectively and had a working capital deficiency of $501,000 at December 31, 2005. The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's recurring operating losses and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. The Company's ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. The Company's principal sources of liquidity are cash and cash equivalents of approximately $365,000 at December 31, 2005 and cash from operations. Currently, the Company's cash from operations are not sufficient to maintain operations or provide financing for the Company's future growth and business plan. In order to generate the working capital needed, the Company has signed an agreement of sale for a sale-leaseback of our corporate building for $1,600,000, to be accounted for as a financing transaction and a sale of a vacant parcel of land adjacent to our building for $225,000. The agreement may be terminated by either party on or after April 22, 2006, if a contingency is not met by such date. At this time, it is unlikely that the contingency will be met by such date. If the purchaser terminates the agreement the Company will be forced to seek alternative funding, of which there can be no assurance. If consummated, this transaction if accompanied by an increase in product sales which the Company hope to achieve during 2006 through new business arrangements, may be sufficient to provide the capital needed to fund the Company through the end of 2006. This funding will also provide us the funds needed to execute our business plans for 2006 as mentioned above.

      Our business operations have been partially funded over the past two years through the exercise of stock options by our directors and officers. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. The Company is currently evaluating two different companies that have expressed an interest in investing in the IGI. We have received an initial term sheet from one of the companies and we hope to have a second term sheet from the other company as well. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

3. Marketable Securities

Sales of available-for-sale securities for the year ended December 31, 2005 and 2004 were as follows (amounts in thousands):

	2005	2004

Proceeds from sales	$337	$500
Gross realized gains	-	-
Gross realized losses	(74)	(1)

There were no marketable securities at December 31, 2005.

4. Environmental clean up costs

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

The activity in 2005 related to the environmental clean up costs is as follows (amounts in thousands):

Description	Net accrual at December 31, 2004	Cash expenditures	Net accrual at December 31, 2005

Environmental cleanup costs	$82	$2	$80

5. Supply and Sublicensing Agreements

      In February 2001, the Company signed a new manufacturing and supply agreement and an assignment of trademark agreement for the WellSkin™ line of skin care products with Genesis Pharmaceutical, Inc. The manufacturing and supply agreement which had an expiration date of December 13, 2005 was renewed for an additional ten year period for $50,000. The Company received a lump sum payment of $525,000 in 2001 for the assignment of the trademark, which was recognized over the term of the arrangement and then in December of 2005, the Company received a $50,000 payment for the renewal which will also be recognized over the term of the renewal. The Company recognized $105,400 and $105,000 of income related to this agreement in the years ended December 31, 2005 and 2004, respectively.

      The Company entered into a sublicense agreement with Johnson & Johnson Consumer Products, Inc. ("J&J") in 1995. The agreement provided J&J with a sublicense to produce and sell Novasome® microencapsulated retinoid products and provides for the payment of royalties on net sales of such products. J&J began selling such products and making royalty payments in the first quarter of 1998. The Company recognized $265,000 and $385,000 of royalty income related to this agreement for the years ended December 31, 2005 and 2004, respectively.

      In August 1998, the Company granted Johnson & Johnson Medical ("JJM"), a division of Ethicon, Inc., worldwide rights for the use of the Novasome® technology for certain products and distribution channels. The agreement provided for JJM to pay the Company $300,000 as well as future royalty payments based on JJM's sales of sublicensed products. The Company recognized $30,000 of royalty income in each of the years ended 2005 and 2004 related to the agreement. In March of 2002, the agreement between the Company and JJM was amended stating that JJM is no longer required to make minimum payments and the license has been converted to a non-exclusive worldwide license with the exception of Japan, which will remain exclusive. If the amount of royalties paid by JJM equals or exceeds $200,000 in any year, the following calendar year will become an exclusive worldwide agreement and will remain so until royalties fall below that amount.


      The Company is party to a Research, Development and Manufacturing Agreement with Apollo Pharmaceutical (Canada), Inc. ("Apollo"), successor to Prime Pharmaceutical Corporation entered into in July 2001. The purpose of the agreement was to develop a facial lotion, a facial crème and scalp application for the treatment of psoriasis. The project has been completed in stages with amounts being paid to the Company with the successful completion of each stage. In addition, the Company has agreed to rebate $3.60 per kilogram for the first 12,500 kilograms of product manufactured for and sold to Apollo. In 2004, the Company recognized $137,000 of product sales from Apollo. There were no revenues related to this agreement in 2005. The Company has been informed that Apollo has completed with positive results, a clinical trial of the psoriasis product which the Company manufactures for them. These results may lead to activity in 2006, but to date the Company has not received any additional purchase orders.

      In July 2004, the Company, in order to allow growth and new business opportunities, renegotiated its contract with Estee Lauder, a significant customer. Estee Lauder is manufacturing all Novasome® and non-Novasome® products in house and is paying the Company a royalty per kilo on all Novasome® products manufactured by Estee Lauder, including all new products developed plus a one time payment of $100,000 per the contract, which is being recognized over the three year term of the license. The Company's contract manufacturing of Estee Lauder non-Novasome® products, which accounted for $559,000 of the $1,248,000 in revenues in 2004, terminated contractually on June 30, 2004, without any required future royalties or other payments to be received by the Company on any non-Novasome® products manufactured by Estee Lauder. However, Estee Lauder may from time to time require the assistance of IGI to manufacture Novasome® and non Novasome® products at Estee Lauder's request. In addition, during the six month period from January through June 2004, the Company agreed to provide Estee Lauder's contract manufacturing services at a reduced price of $2.00 per kilo, as compared to the prior rate of $3.03 per kilo. The Company received $469,000 in 2005 and $184,000 in 2004 of royalty income from Estee Lauder pursuant to the Company's agreement with Estee Lauder for various Novasome® vesicles skin care products produced by Estee Lauder.

      On July 27, 2004, the Company signed an exclusive license agreement with the University of Massachusetts Medical School (University) for the patented invention entitled "The Treatment of Skin with Adenosine or Adenosine Analogs." The Company intends to encapsulate adenosine or adenosine analogs in Novasome® for use in the skin care field. As consideration of the rights granted in this agreement, the Company made nonrefundable payments of $25,000 upon the execution of this agreement and $25,000 in September 2004. Both of these payments were expensed during the third quarter of 2004 and are included in the product development and research expenses. The agreement also calls for minimum royalty payments of $25,000 per year commencing on July 27, 2007. If the Company enters into a sublicense agreement with a third-party entity, which it will attempt to do, the Company must pay the University 50% of all sublicense income.

      On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field") thru 2015. This payment is being amortized over the ten year period.

6. Inventories

Inventories as of December 31, 2005 consisted of:

2005

(in thousands)

Work in progress	$ 5
Finished goods	72
Raw materials	184

$261

7. Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2005 consisted of:

2005

(in thousands)

Land	$ 257
Buildings	3,013
Machinery and equipment	2,126

5,396
Less accumulated depreciation	(2,487)

Property, plant and equipment, net	$ 2,909

      The Company recorded depreciation expense of $286,000, and $256,000 in 2005 and 2004, respectively. The Company also recorded an impairment charge of $175,000 during the fourth quarter of 2005 for the equipment used in the plating operations.

8. Note Payable

      On December 12, 2005, the Company received $1,000,000 in the form of a short term note payable from Univest Management, LLC, a company owned by Frank Gerardi, CEO and Chairman of the Company. The funds from this note were used to satisfy our obligation to renew our license fee with Novavax, Inc. for use of the Novasome Technologies for an additional ten year period. The note becomes due on the earlier of July 31, 2006 or when a sale leaseback of the land and building closes, with 30% interest per annum through February 1, 2006 and 12% interest per annum thereafter. The note is collateralized by mortgage on real property owned by the Company. The Company accrued $15,000 of interest related to this note for the year ended December 31, 2005.

9. Stock Options and Common Stock

      In October 1998, the Company adopted the 1998 Directors Stock Plan. Under this plan, 200,000 shares of the Company's common stock are reserved for issuance to non-employee directors, in lieu of payment of directors' fees in cash. The Company did not issue any shares as consideration for directors' fees in 2005 or 2004. The Company recognized $3,000 and $24,000 of expense related to directors fees during the years ended December 31, 2005 and 2004, respectively. The amounts related to 2005 and 2004 fees remain in accrued expenses until the shares are issued to the directors.

      In December 1998, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan ("ESPP"). An aggregate of 300,000 shares of common stock may be issued pursuant to the ESPP. All employees of the Company and its subsidiaries, including officers or directors who are also an employee, are eligible to participate in the ESPP. Shares under this plan are available for purchase at 85% of the fair market value of the Company's stock on the first or last day of the offering period, whichever is lower. The Company issued 19,617 shares in 2004 under the ESPP. The Company terminated this plan in 2004.

      In March 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan ("1999 Plan"). The 1999 Plan replaced all previously authorized stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 1,200,000 shares of common stock. In May 2002, the Company's stockholders approved an increase in the maximum amount of shares to be granted by 800,000, for a total of 2,000,000 shares available for grant. A total of 1,892,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant.

      In September 1999, the Company's Board of Directors approved the 1999 Director Stock Option Plan. The 1999 Director Stock Option Plan provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 675,000 shares have been approved and authorized for issuance pursuant to this plan. In May 2001, an additional 800,000 shares were approved for issuance under this plan, bringing the total to 1,475,000 available for issue under this plan. A total of 1,311,048 options, have been granted to non-employee directors through December 31, 2005. The options granted under the 1999 Director Stock Option Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

On December 9, 2005, the Company accelerated the vesting of all outstanding options such that all options vested no later than December 9, 2005.

Stock option transactions in each of the past two years under the aforementioned plans in total were:

Shares	Price Per Share	Weighted Average Price

January 1, 2004 shares
Under option	2,280,000	.50 - 8.58	$2.03
Granted	618,048	1.05 - 2.25	1.74
Exercised	(176,666)	.55 - 1.94	1.21
Expired	(100,000)	5.59 - 8.58	7.77
Cancelled	(33,334)	.85	.85

December 31, 2004 shares
Under option	2,588,048	.50 - 8.25	1.85
Granted	425,750	.76 - 1.29	.86
Exercised	(537,000)	.50 - 1.05	.63
Expired	(80,000)	6.63 - 8.25	7.24
Cancelled	(251,250)	1.27 - 6.75	3.00

December 31, 2005 shares
Under option	2,145,548	.50 - 8.25	1.63

Exercisable options at:
December 31, 2004	2,320,001	$1.92

December 31, 2005	2,145,548	$1.63

      The Company currently uses the intrinsic value method to account for stock options issued to employees and to directors. The Company uses the fair value method to account for stock options issued to non-employee consultants. The Company granted 300,000 options in 2004, to a consultant. The expense related to such options, which amounted to $545,000 in 2004, was recorded in product development and research expense.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005:

Options Outstanding	Options Exercisable

Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ .50 to $ 1.00	614,250	8.03	$ .74	614,250	$ .74
1.01 to 2.00	1,006,798	6.02	1.46	1,006,798	1.46
2.01 to 3.00	414,500	6.66	2.31	414,500	2.31
3.01 to 4.00	30,000	2.00	3.75	30,000	3.75
5.01 to 6.00	50,000	0.94	5.75	50,000	5.75
6.01 to 7.00	30,000	1.00	6.75	30,000	6.75

$ .50 to $ 6.75	2,145,548	6.48	$1.63	2,145,548	$1.63

10. Stock Warrants

      In connection with the private placement consummated in December 2005, the Company granted a warrant to purchase 26,666 shares of IGI common stock at an exercise price of $.90 a share to each participant of the private placement. A total of three warrants to purchase 79,998 shares were granted. The warrants expire two years from the date of issue.

11. Income Taxes

The provision (benefit) for income taxes attributable to loss from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

		(in thousands)

Current tax expense (benefit):
Federal	$ -	$ -
State and local	(279)	(290)

Total current tax expense (benefit)	(279)	(290)

Deferred tax expense
Federal	-	-
State and local	-	-

Total deferred tax expense	-	-

Total expense (benefit) for income taxes	$(279)	$(290)

The Company sold some of its New Jersey operating loss carry forwards in exchange for net proceeds of $274,000 and $298,000 in 2005 and 2004, respectively.

      The provision (benefit) for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations as a result of the following:

	2005	2004

		(in thousands)

Statutory benefit	$(536)	$(405)
Other non-deductible expenses	1	1
State income taxes, net of valuation allowance	(184)	(191)
Increase in Federal valuation allowance	440	305
Other, net	-	-

	$(279)	$(290)

Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2005 consisted of the following:

		2005

		(in thousands)

Property, plant and equipment		$ 136
Deferred royalty payments		72
Tax operating loss carry forwards		6,523
Tax credit carry forwards		706
Allowance for doubtful accounts		12
Inventory		9
Non-employee stock options		390
Other		22

		7,870
Less: valuation allowance		(7,870)

Deferred taxes, net		$ -

      The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its plan to sell the benefit of certain state net operating loss carry forwards, its expectations for the future, and the expiration dates of the net operating loss carry forwards. The Company has concluded that it is more likely than not that it will be unable to realize the gross deferred tax assets in the foreseeable future and has established a valuation allowance for all such deferred tax assets.

Operating loss and tax credit carry forwards for tax reporting purposes as of December 31, 2005 were as follows:

		(in thousands)

Federal:
Operating losses (expiring through 2025)		$15,672
Research tax credits (expiring through 2020)		575
Alternative minimum tax credits (available without expiration)		28
State:
Net operating losses - New Jersey (expiring through 2012)		12,426
Research tax credits - New Jersey (expiring through 2010)		75
Alternative minimum assessment - New Jersey (available without expiration)		29

Federal net operating loss carry forwards that expire through 2025 have significant components expiring in 2018 (15%), 2019 (15%), 2020 (53%), and 2021 (9%).

      Our ability to use net operating loss carry forwards may be subject to substantial limitation in future periods under certain provisions of the Internal Revenue Code, including but not limited to Section 382 which applies to corporations that undergo an "ownership change". Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a more than 50% change in ownership of a company (such change refers to a shift in value).

12. Commitments and Contingencies

      The Company leases machinery and equipment under non-cancelable operating lease agreements expiring at various dates in the future. Rental expense aggregated approximately $37,000 in 2005 and $42,000 in 2004. Future minimum rental commitments under non-cancelable operating leases as of December 31, 2005 are as follows:

Year	(in thousands)

2006	$25
2007	22
2008	22
2009	22
2010	-

Total	$91

13. Legal and U.S. Regulatory Proceedings

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection inspected the Company's storage site in Buena, New Jersey and issued Notices of Violation relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. The Company continues to discuss with the authorities a resolution of any potential assessment under the NOV's and has accrued $24,000 for the estimated penalties related to such NOV's.

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The remediation was completed by September 30, 2003. The Company has spent approximately $540,000 to date on the cleanup and associated costs and $80,000 remains accrued as of December 31, 2005. There will be periodic monitoring performed, which is projected to span over the next three years. The estimated cost of the monitoring is included in the accrual. The Company has received a monetary settlement of $180,000 in December 2005 from one of its prior insurance carriers for the contamination as a result of a claim filed by the Company and is recorded in other income on the Statement of Operations.

      This contamination also spread to the property adjacent to the manufacturing facility and the Company was involved in a lawsuit with the owner of that property, Ted Borz. Mr. Borz runs a business on that property and he seeking remuneration for loss of income and the reduction in his property value from IGI as a result of the oil spill. IGI offered a settlement to Mr. Borz in the fourth quarter of 2005 of $70,000, which he accepted and the case is now settled. The settlement is recorded in Selling, General and Administration Expenses in the Statement of Operations.


      The Company's common stock is listed on the American Stock Exchange ("AMEX"). Based on the Company's 2005 results, the Company is not in compliance with the AMEX requirement for reporting income from continuing operations, minimum equity, and net income for the year ended December 31, 2005 which could subject it to potentially being delisted from AMEX. The Company has not yet been contacted by AMEX concerning the Company's non-compliance with the AMEX requirements.

14. Employee Benefits

      The Company has a 401(k) contribution plan, pursuant to which employees who have completed six months of employment with the Company or its subsidiaries as of specified dates, may elect to contribute to the plan, in whole percentages, up to 18% of compensation. Employees' contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $14,000 for 2005 and $13,000 for 2004. The Company matches 25% of the first 5% of compensation contributed by participants and contributes, on behalf of each participant, $4 per week of employment during the year. The Company contribution is in the form of either common stock or cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $10,000 and $8,000 in 2005 and 2004, respectively.

15. Segment Information

      The Company presents segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

      The Company has two reportable segments: Consumer Products and Metal Plating Division. Products and services from each of the segments serve different markets and use different channels of distribution. The Consumer Products Division is the core segment of the Company's business. The Metal Plating Division is currently not operating at our main facility and the Company is evaluating whether the division will be continued, sold or relocated (see Note 1 above). The Company operated only in the consumer product segment during 2004.

A summary of the data related to the Company's reportable segments for the year ended December 31, 2005 appears below:

	Consumer Products	Metal Plating	Total

		(amounts in thousands)

For the year ended December 31, 2005:
Revenue from external customers	$1,986	$ 11	$ 1,997
Interest Income	11	-	11
Interest Expense	(15)	-	(15)
Depreciation and Amortization	253	47	300
Segment losses	(717)	(581)	(1,298)
Segment assets	2,509	400	2,909
Expenditures for segment assets	71	16	87

16. Related Party Transactions

      Frank Gerardi, the Company's Chairman and CEO, as well as a major IGI shareholder, has personally invested $350,000 in Universal Chemical Technologies ("UCT"), which represents less than a 1% ownership. The Company entered into a license agreement to utilize UCT's patented technology for an electroless nickel boride metal finishing process in February 2004.

      On December 12, 2005, the Company received $1,000,000 in the form of a short term note payable from Univest Management, LLC, a company owned by Frank Gerardi, CEO and Chairman of the Company. The funds from this note were used to fund our obligation to renew our license fee with Novavax, Inc. for use of the Novasome Technologies for an additional ten year period. The note becomes due on the earlier of July 31, 2006 or when a sale leaseback of the land and building closes, with 30% interest per annum through February 1, 2006 and 12% interest per annum thereafter. The note is collateralized by mortgage on real property owned by the Company.

      On December 15, 2005, the Company entered into agreements to sell four units (the "Units") to accredited investors, pursuant to a Private Placement Memorandum dated November 11, 2005, for an aggregate purchase price of $400,000. Each Unit consists of 133,333 shares of common stock of the Company, $.01 par value per share (the "Common Stock"), and warrants to purchase 26,666 shares of the Common Stock (the "Warrants"). Steve Morris, a director purchased one unit, Univest Management Inc. EPSP, an entity controlled by Mr. Gerardi purchased one unit and the Hager Family Trust of which Jane Hager and Edward Hager are co-trustees purchased one unit. Each of Jane Hager and Edward Hager may be deemed to own more than 10% of the Company's outstanding


stock. The Warrants are exercisable one year from the date of grant at an exercise price of $0.90 per share, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. The Warrants do not entitle the holders to any voting or other rights as a stockholder until such Warrants are exercised and common stock is issued. Sale of the fourth unit closed in January 2006.

17. License Agreement with Dr. Michael Holick

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

      On April 19, 2004, IGI signed a sublicense agreement with Tarpan Therapeutics, Inc. ("Tarpan") for the PTH (1-34) technology under which the third-party will be obligated at its sole cost and expense to develop and bring the PTH (1-34) technology to market as timely and efficiently as possible, which includes its sole responsibility for the cost of preclinical and clinical development, research and development, manufacturing, laboratory and clinical testing and trials and marketing of products. In addition, the sublicense agreement calls for various payments to IGI throughout the term. IGI was paid a lump sum sublicense fee of $300,000, from which amount IGI paid the sum of $232,000 to Dr. Holick, representing the $236,000 payment due to Dr. Holick in accordance with the terms of his License Agreement with the Company, net of $4,000 of additional legal fees. Certain subsequent royalty payments received by the Company under the sublicense agreement will be shared with Holick after the Company has recovered any payments previously made to Holick under the License Agreement and an amount equal to the value of the options received by Holick under the License Agreement. The Company is responsible for any and all costs, fees and expenses for the prosecution and oversight of any intellectual property rights related to the licensed technologies. The term of the License Agreement is the longer of twenty (20) years or the life of each of the patents there under. The License Agreement, however, granted Holick the right to terminate the Company's license to (i) the Glycoside Technologies if the Company did not sublicense the Glycoside Technologies within 90 days of the effective date of the License Agreement, and (ii) the PTH Technologies if the Company did not sublicense the PTH Technologies within 90 days of the effective date of the License Agreement. As noted above, the Company entered into a sublicense agreement for the PTH Technologies on April 19, 2004. The Company did not, however, sublicense the Glycoside Technologies within the 90 day period. As a result, Holick terminated the Company's license to the Glycoside Technologies on April 5, 2004. The Company is engaged in discussions with the same third-party entity for a similar sublicense for the PTH (7-34) technology.

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

IGI, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS REQUIRED TO BE FILED BY ITEM 601
OF REGULATION S-K ([SECTION]229.601)

(3)(a)	Certificate of Incorporation of IGI, Inc., as amended. [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 33-63700, filed June 2, 1993.]
(3)(b)	By-laws of IGI, Inc., as amended. [Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form S-18, File No. 002-72262-B, filed May 12, 1981.]
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

(10.8)	Common Stock Purchase Warrant No. 5 to purchase 150,000 shares of IGI, Inc. Common Stock issued to Fleet Bank, NH on March 11, 1999. [Incorporated by reference to Exhibit 10.40 to the 1998 Form 10-K.]
(10.9)

IGI, Inc. 1999 Director Stock Option Plan as approved by the Board of Directors on September 15, 1999. [Incorporated by reference to Exhibit 99.1 to the Company's Registration on Form S-8, File No. 333-52312, filed December 20, 2000.]

(10.10)

Common Stock Purchase Warrant No. 7 to purchase 120,000 shares of IGI, Inc. Common Stock issued to Mellon Bank, N.A. on March 11, 1999. [Incorporated by reference to Exhibit 10.42 to the 1998 Form 10-K.]

(10.11)

Asset Purchase Agreement dated as of June 19, 2000 by and between the Buyer and the Company. [Incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A effective September 1, 2000.]

(10.12)

Certificate of Release and Termination of Contract dated as of March 1, 2001 between Genesis Pharmaceutical, Inc. and Tristrata Technology, Inc. [Incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K.]

(10.13)

Manufacturing and Supply Agreement dated as of February 14, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. [Incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K.]

(10.14)

Assignment of Trademark dated as of February 14, 2001 among IGI, Inc., IGEN, Inc, Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. [Incorporated by reference to Exhibit 10.60 to the 2000 Form 10-K.]

(10.15)	Supply Agreement dated as of March 6, 2001 between Corwood Laboratory, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.61 to the 2000 Form 10-K.]
(10.16)

License Agreement dated as of March 6, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and its division EVSCO Pharmaceutical and Corwood Laboratory, Inc. [Incorporated by reference to Exhibit 10.62 to the 2000 Form 10-K.]

(10.17)	Employment Agreement between IGI, Inc. and Domenic N. Golato dated as of August 31, 2000. [Incorporated by reference to Exhibit 10.63 to the 2000 Form 10-K.]
(10.18)	IGI, Inc. 1991 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991.]
(10.19)

Research and Development Agreement dated as of January 2, 2001 between IGI, Inc. and Prime Pharmaceutical Corporation. [Incorporated by reference to Exhibit 10.68 on the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 001-08568, filed on March 15, 2002 ("the 2001 Form 10-K").]

(10.20)

Manufacturing and Supply Agreement dated November 5, 2002 between IGI, Inc. and Desert Whale Jojoba Company, Inc. [Incorporated by reference to Exhibit 10.69 on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-08568, filed March 10, 2003 ("the 2002 Form 10-K).]

(10.21)	Contract of Sale for Real Estate dated October 21, 2001 between IGI, Inc. and Poultry Investors, LLC. [Incorporated by reference to Exhibit 10.73 to the 2002 Form 10-K]
(10.22)

Addendum dated November 14, 2001 to Contract of Sale for Real Estate dated October 21, 2001 between IGI, Inc. and Poultry Investors, LLC. [Incorporated by reference to Exhibit 10.74 to the 2002 Form 10-K]

(10.23)

Manufacturing and Supply Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Suppliers) and Vetoquinol, USA, Inc. (Purchaser). [Incorporated by reference to Exhibit 10.93 to the 2002 Form 10-K]

(10.24)

Technological Rights Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Sellers) and Vetoquinol, USA, Inc. (Purchaser). [Incorporated by reference to Exhibit 10.94 to the 2002 Form 10-K]

(10.25)	Supplemental Agreement dated May 31, 2002 between IGI, Inc. (Seller) and Vetoquinol, USA, Inc. (Buyer). [Incorporated by reference to Exhibit 10.95 to the 2002 Form 10-K]
(10.26)	Amendment dated March 19, 2002, to License Agreement by and among Ethicon, Inc. and IGI, Inc., IGEN, Inc. and Immunogenetics, Inc. [Incorporated by reference to Exhibit 10.98 to the 2002 Form 10-K]
(10.27)

Product Development Agreement dated November 10, 2003, between Pure Energy Corporation d/b/a/ Pure Energy of America, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.99 on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 001-08568, filed April 14, 2004 ("the 2003 Form 10-K).]

(10.28)	Severance Agreement dated effective as of August 15, 2003, between John F. Ambrose and IGI, Inc. [Incorporated by reference to Exhibit 10.100 to the 2003 Form 10-K]
(10.29)	Employment Agreement dated September 26, 2003, between Michael F. Holick, MD, PhD and IGI, Inc. [Incorporated by reference to Exhibit 10.101 to the 2003 Form 10-K]
(10.30)	Severance Agreement dated effective as of January 9, 2004, between Garry Hardwick and IGI, Inc. [Incorporated by reference to Exhibit 10.102 to the 2003 Form 10-K]
(10.31)	License Agreement effective December 24, 2003, by and among Michael F. Holick, MD, PhD, A&D Bioscience, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.103 to the 2003 Form 10-K]
(10.32)	License Agreement dated February 9, 2004, between Universal Chemical Technologies, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.104 to the 2003 Form 10-K]
(10.33)	Contract for Sale of Real Estate dated October 22, 2003, between CPB, Inc. ("Buyer") and IGI, Inc. ("Seller").[Incorporated by reference to Exhibit 10.105 to the 2003 Form 10-K]
(10.34)	Agreement for Development Services dated March 27, 2003, between Chattem, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.107 to the 2003 Form 10-K]
(10.35)	Material Transfer Agreement dated December 1, 2003, between The Procter & Gamble Company and IGI, Inc. [Incorporated by reference to Exhibit 10.108 to the 2003 Form 10-K]
(10.36)

Sublicense Agreement between IGI, Inc. and Tarpan Therapeutics, Inc. dated April 19, 2004 [Incorporated by reference to Exhibit 10.109 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 14, 2004]

(10.37)

Severance agreement between IGI, Inc. and Domenic N. Golato, Chief Financial Officer dated June 30, 2004. [Incorporated by reference to Exhibit 10.110 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004.]

(10.38)

Sublicense Agreement between IGI, Inc. and University of Massachusetts dated July 27, 2004 [Incorporated by reference to Exhibit 10.111 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004.]

(10.39)	Amendment of the supply and license agreement between IGI, Inc. and Estee Lauder, Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed November 24, 2004.]
(10.40)

Secured Promissory Note, dated December 12, 2005, in favor of Univest Management, Inc. EPSP, c/o Frank Gerardi, Trustee (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on December 16, 2005).

(10.41)

Form of Unit Subscription Agreements entered into on December 15 2005 with respect to sale of units by the Company to Steve Morris, Univest Management, Inc. EPSP the Hager Family Trust and Emil Solomine (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on December 21, 2005).

(10.42)

Form of Common Stock Purchase Warrants with Respect to Unit Subscription Agreement entered into on December 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on December 21, 2005).

(10.43)

Severance Agreement dated August 10, 2005 between the Company and Frank Gerardi (incorporated by reference to Exhibit 10.113 to the Company's Form 10-Q for the quarter ended June 30, 2005 and filed on August 15, 2005).

(10.44)

Agreement for Purchase and Sale dated November 18, 2005 between IGI, Inc. and Bellevue Properties Development Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 23, 2005).

(21)	List of Subsidiaries. [Incorporated by reference to Exhibit 21 to the 1999 Form 10-K.]
*(23.1)	Consent of Amper, Politziner & Mattia, P.C.
*(31.1)	Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*(31.2)	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*(32.1)	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*(32.2)	Certification of the Vice President of Finance Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
