Form 10QSB
period 2006-03-31
IGI INC
filed 2006-05-15
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 001-08568

IGI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0355758
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Lincoln Avenue Buena, New Jersey	08310
(Address of Principal Executive Offices)	(Zip Code)

(856) 697-1441

(Registrant’s telephone number, including area code)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date:

Common Shares Outstanding at May 3, 2006 was 12,744,148.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Product sales, net	$366	$505
R&D revenues	30	—
Licensing and royalty income	185	270

Total revenues	581	775

Cost and expenses:
Cost of sales	267	413
Selling, general and administrative expenses	457	311
Product development and research expenses	291	235

Operating loss	(434)	(184)
Interest income (expense)	(42)	3
Other income	24	—

Loss before provision for income taxes	(452)	(181)
Provision for income taxes	—	(2)

Net loss	$(452)	$(183)

Basic and Diluted Loss Per Common Share
Net loss per share	$(.04)	$(.02)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and Diluted	12,632,604	11,681,524

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31, 2006 (unaudited)	December 31, 2005*
ASSETS
Current assets:
Cash and cash equivalents	$167	$365
Restricted cash	50	50
Accounts receivable, less allowance for doubtful accounts of $30 in 2006 and 2005	265	268
Licensing and royalty income receivable	122	147
Inventories	397	261
Prepaid expenses and other current assets	181	83

Total current assets	1,182	1,174
Property, plant and equipment, net	2,833	2,909
License fee, net	975	1,000
Other assets	69	52

Total assets	$5,059	$5,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479	$350
Accrued expenses	236	218
Income taxes payable	—	2
Note payable – related party	1,060	1,015
Deferred income	87	90

Total current liabilities	1,862	1,675
Deferred income	107	102

Total liabilities	1,969	1,777

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 14,709,852 and 14,484,519 shares issued in 2006 and 2005, respectively	147	145
Additional paid-in capital	25,255	25,073
Accumulated deficit	(20,917)	(20,465)
Less treasury stock, 1,965,740 shares at cost	(1,395)	(1,395)

Total stockholders’ equity	3,090	3,358

Total liabilities and stockholders’ equity	$5,059	$5,135

The accompanying notes are an integral part of the consolidated financial statements.

* Derived from the audited December 31, 2005 financial statements

IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(452)	$(183)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	80	66
Amortization of license fee	25	—
Bad debt expense	—	6
Recognition of deferred income	(17)	(42)
Stock compensation expense	—	3
Changes in operating assets and liabilities:
Accounts receivable	3	47
Inventories	(136)	(79)
Deferred revenue	19
Licensing and royalty income receivable	25	50
Prepaid expenses and other assets	(119)	(61)
Accounts payable, accrued expenses and deferred income	192	224
Income taxes payable	(2)	(1)

Net cash used in operating activities	(382)	(70)

Cash flows from investing activities:
Capital expenditures	—	(64)

Net cash used in investing activities	—	(64)

Cash flows from financing activities:
Proceeds from exercise of common stock options	84	83
Proceeds from private placement of common stock	100	—

Net cash provided by financing activities	184	83

Net decrease in cash and equivalents	(198)	(51)
Cash and equivalents at beginning of period	365	380

Cash and equivalents at end of period	$167	$329

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $167,000 at March 31, 2006 and cash from operations. The Company sustained net losses of $452,000 and $183,000 for the quarter ended March 31, 2006 and 2005, respectively, and had a working capital deficiency of $680,000 at March 31, 2006. The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s recurring operating losses and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. Currently, the Company’s cash from operations are not sufficient to maintain operations or provide financing for the Company’s future growth and business plan. In order to generate the working capital needed, the Company has signed an agreement of sale for a sale-leaseback of our corporate building for $1,600,000, to be accounted for as a financing transaction and a sale of a vacant parcel of land adjacent to our building for $225,000. The closing of the sale-leaseback transaction is subject to a contingency and is terminable by either party on or after July 18, 2006 if the contingency is not met by such date. Upon the earlier of the closing of the sale-leaseback transaction and July 31, 2006, the Company must repay the one million dollar loan provided to the Company by Frank Gerardi, its Chief Executive Officer, together with accrued interest, which accrued interest, as of March 31, 2006 was approximately $60,000. If the sale-leaseback transaction does not materialize, the Company will be forced to seek alternative funding, of which there can be no assurance. If consummated, this transaction if accompanied by an increase in product sales the Company hopes to achieve during 2006 through new business arrangements may be sufficient to provide the capital needed to fund the Company through the end of May 2007. The Company has also received a $30,000 refundable deposit in the first quarter of 2006 relating to the sale-leaseback transaction. This funding will also provide us the funds needed to execute our business plans for 2006 as mentioned above. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.

2.	Basis of Presentation

IGI, Inc. (“IGI” or the “Company”), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the production and marketing of cosmetics, skin care products, and consumer products. IGI’s Consumer Products business is primarily focused on the continued commercial use of the Novasome® microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies.

In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. (“UCT”) to utilize its patented technology for an electroless nickel boride metal finishing process. This was a new venture for the Company and the Company had capital expenditures of approximately $913,000, of which $308,000 related to building improvements and $605,000 related to purchases of equipment, spread over 2004 and 2005 in order to set up the operations. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. In the start of the second quarter of 2005, the Company began production in our metal finishing division, utilizing the patented UltraCem technology. However, certain customers of the consumer products division informed us that they are not comfortable with the metal finishing division being housed in the same facility as our consumer products division. In light of this new information, the Company has decided to cease operations of the metal finishing division at our corporate manufacturing facility. We continue sample testing for customers at the UCT facility in Florida. Once purchase orders are received for this division, management will decide whether to move the metal finishing division to another facility or sell the division to a potential buyer. Due to the uncertain future of the metal plating division, management recorded an impairment charge of $175,000 in the fourth quarter of 2005 on the equipment for the plating line. Management feels there is a high probability that we will receive an acceptable offer from a third party to purchase and move the equipment to their facility before we are able to secure a contract and/or purchase orders for this division. Management has evaluated a few informal offers and feels that the impairment charge taken will record the equipment at its fair market value. The Company still maintains the belief that there is the possibility of revenue and profit growth using this application, but there is no guarantee that it will materialize. Frank Gerardi, the Company’s Chairman and Chief Executive Officer, as well as a major IGI stockholder, has personally invested $350,000 in UCT, which represents less than a 1% ownership interest in UCT.

IGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continued

The Company recognizes revenue from its product sales, product research and development, and license agreements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.

Sales, net of appropriate cash discounts, product returns, and sales reserves are recorded upon shipment of products. Revenues earned under research contracts or sublicensing and supply agreements are either recognized when the related contract provisions are met, or, if under such contracts or agreements the Company has continuing obligations, the revenue is initially deferred and then recognized over the life of the agreement or at such time that the obligations are completed. Revenues resulting from research contracts are recognized upon completion of research being performed because the company has no obligation to repay or refund any amounts recognized or to develop a product that is acceptable to customer. Beginning in the first quarter of 2006, in accordance with Amendment No. 2 to our Manufacturing and Supply Agreement with Genesis Pharmaceutical (“Genesis”), the Company recognized $30,000 of R&D revenues for product development with Genesis. The revenue recognized was for development completed on nine new products for Genesis.

The accompanying consolidated financial statements have been prepared by IGI without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “2005 10-K Annual Report”). The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

3.	Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at March 31, 2006 and December 31, 2005 consist of:

	March 31, 2006	December 31, 2005
	(amounts in thousands)
Finished goods	$71	$72
Work In Progress	79	5
Raw materials	247	184

Total	$397	$261

4.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised) Share-Based Payment (“SFAS No. 123R”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted in the first annual financial reporting period beginning after June 15, 2005. The Company has adopted SFAS No. 123R on January 1, 2006, using the modified prospective method.

IGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continued

If the Company applied the fair value principles of SFAS No. 123, for its options, its net loss for the three months ending March 31, 2005 would have increased as follows:

Three months ended March 31, 2005
(in thousands, except per share information)
Net loss – as reported	$(183)
Deduct: Total stock-based employee compensation expense determined under the fair-value based method (net of tax $0)	(43)

Net loss - pro forma	$(226)

Loss per share - as reported Basic and diluted	$(.02)

Loss per share - pro forma Basic and diluted	$(.02)

The Company did not issue any stock options during the three month period ended March 31, 2006 therefore, no expense was recorded. All previously issued options were fully vested as of December 31, 2005.

5.	Legal and U.S. Regulatory Proceedings

On April 6, 2000, officials of the New Jersey Department of Environmental Protection (“DEP”) inspected the Company’s storage site in Buena, New Jersey, and issued Notices of Violation (“NOVs”) relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company reached a settlement with the DEP in the amount of $35,000 in respect of NOVs . Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. As a result, the balance accrued for the NOV was reversed and is reflected in other income in the amount of $24,000 for the three month period ended March 31, 2006.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The remediation was completed by September 30, 2003. The Company has spent approximately $540,000 to date on the cleanup and associated costs and $80,000 remains accrued as of March 31, 2006. There will be periodic monitoring performed, which is projected to span over the next three years. The estimated cost of the monitoring is included in the accrual. The Company received a monetary settlement of $180,000 in December 2005 from one of its prior insurance carriers for the contamination as a result of a claim filed by the Company and such settlement is reflected in other income on the Statement of Operations for the year ended December 31, 2005.

6.	License Agreements

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (“Microencapsulation Technologies” or collectively the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) thru 2015. This payment is being amortized over the ten year period. The Company recorded a $25,000 expense related to this agreement for the three month period ended March 31, 2006.

IGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continued

7.	Stock Warrants

In connection with the private placement consummated in December 2005, the Company granted a warrant to purchase 26,666 shares of IGI common stock at an exercise price of $.90 a share to each participant of the private placement. One warrant to purchase 26,666 shares was granted in the first quarter of 2006. A total of four warrants to purchase 106,664 shares were granted through March 31, 2006 (the other three warrants were issued in 2005). The warrants expire two years from the date of issue.

8.	Note Payable

On December 12, 2005, the Company received $1,000,000 in the form of a short term note payable from Univest Management, LLC, a company owned by Frank Gerardi, CEO and Chairman of the Company. The funds from this note were used to satisfy our obligation to renew our license fee with Novavax, Inc. for use of the Novasome Technologies for an additional ten year period. The note and all accrued interest becomes due on the earlier of July 31, 2006 or when a sale leaseback of the land and building closes, with 30% interest per annum through February 1, 2006 and 12% interest per annum thereafter. The note is collateralized by a mortgage on real property owned by the Company. The Company accrued $45,000 of interest related to this note for the quarter ended March 31, 2006. The note amount at March 31, 2006 includes all accrued interest since inception.

9.	Segment Information

The Company presents segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.

The Company has two reportable segments: Consumer Products and Metal Plating Division. Products and services from each of the segments serve different markets and use different channels of distribution. The Consumer Products Division is the core segment of the Company’s business. The Metal Plating Division is currently not operating at our main facility and the Company is evaluating whether the division will be continued, sold or relocated (see Note 2 above).

A summary of the data related to the Company’s reportable segments for the quarter ended March 31, 2006 and March 31, 2005 appear below:

As of March 31, 2006	Plating	Consumer Products	Total
Revenue from external customers	$—	$581	$581
Depreciation and Amortization	(11)	(69)	(80)
Segment losses	(20)	(432)	(452)
Segment fixed assets	389	2,444	2,833
Expenditures for segment assets	—	—	—

As of March 31, 2005	Plating	Consumer Products	Total
Revenue from external customers	$—	$775	$775
Depreciation and Amortization	—	(66)	(66)
Segment losses	(81)	(102)	(183)
Segment fixed assets	491	2,678	3,169
Expenditures for segment assets	64	—	64

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company’s 2005 10-KSB Annual Report that could cause actual results to differ materially from the Company’s expectations. See “Factors Which May Affect Future Results” below and in the 2005 10-KSB Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management’s analysis as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

Results of Operations

Three months ended March 31, 2006 compared to March 31, 2005

Revenues (in thousands):

	2006	2005	$ Change	% Change
Product Sales	$366	$505	$(139)	-28%
R&D Revenues	30	—	30	—
Royalty Revenue	185	270	(85)	-31%
Total Revenues	$581	$775	$(194)	-25%

The decrease in product sales relates to no product sales being recorded for Estee Lauder in the three months ended March 31, 2006 and a discontinuation of a product that the Company manufactured for a customer included in product sales for the three months ended March 31, 2005. The R&D revenues relate to fees paid to the Company by Genesis Pharmaceutical for product development services in connection with their new product line to be launched in fourth quarter of 2006. The decrease in royalty revenue was related to a decline in royalties from J&J and Estee Lauder in 2006.

Costs and expenses (in thousands):

	2006	2005	$ Change	% Change
Cost of sales	$267	$413	$146	35%
Selling, general and administrative	457	311	(146)	-48%
Product development and research	291	235	(56)	-23%
Totals costs and expenditures	$1,015	$959	$(56)	-6

As a percentage of product sales, cost of sales was 73% for the quarter ended March 31, 2006 and 82% for the quarter ended March 31, 2005. The decrease in cost of sales as a percentage of product sales relates to the change in the allocation of fixed overhead costs in 2006 and removal of the metal plating departmental expenses.

As a percentage of revenues, selling, general and administrative expenses were 75% of revenues in the first quarter of 2006 compared to 40% for the first quarter of 2005. The increase in expenses was a result of higher legal fees of $48,000, higher sales & marketing expenses of $24,000, re-allocation of fixed overhead costs and as a result of lower revenues.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense (Income) (in thousands):

	2006	2005	$ Change		% Change
Interest Expense	$45	$—		$(45)	100%
Interest Income	$3	$3	$	(—)	0%

Interest expense was related to the short term notes payable to Univest Management Inc, owned by Frank Gerardi, CEO and President of IGI.

Net loss (in thousands):

	2006	2005	$ Change	% Change
Net loss	$(452)	$(183)	$(269)	-147%
Net loss per share	(.04)	(.02)	(.02)	-50%

The increase in net loss related to the decrease in revenues and higher selling, general and administration costs for the quarter ended March 31, 2006.

Liquidity and Capital Resources

The Company’s operating activities used $382,000 of cash during the three months ended March 31, 2006 compared to $70,000 used in the comparable period of 2005. This use of cash is substantially related to the net loss for the Company.

The Company investing activities used no cash in the three months ended March 31, 2006 compared to $64,000 used in investing activities in the first three months of 2005. The money used represents capital expenditures to purchase machinery and equipment related to the electroless nickel boride finishing operations in 2005.

The Company’s financing activities provided $184,000 of cash in the three months ended March 31, 2006 compared to $83,000 provided by financing activities in the three months ended March 31, 2005. The cash provided in 2005 and 2006 represents proceeds from the exercise of stock options and the issuance of shares pursuant to a private placement of common stock.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $167,000 at March 31, 2006 and cash from operations. The Company sustained net losses of $1,298,000 and $892,000 for the years ended December 31, 2005 and 2004, respectively, and had a working capital deficiency of $501,000 at December 31, 2005. The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s recurring operating losses and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. Currently, the Company’s cash from operations are not sufficient to maintain operations or provide financing for the Company’s future growth and business plan. In order to generate the working capital needed, the Company has signed an agreement of sale for a sale-leaseback of our corporate building for $1,600,000, to be accounted for as a financing transaction and a sale of a vacant parcel of land adjacent to our building for $225,000. The closing of the sale-leaseback transaction is subject to a contingency and is terminable by either party on or after July 18, 2006 if the contingency is not met by such date. Upon the earlier of the closing of the sale-leaseback transaction and July 31, 2006, the Company must repay the one million dollar loan provided to the Company by Frank Gerardi, its Chief Executive Officer, together with accrued interest. Accrued interest as of March 31, 2006 was approximately $60,000. The Company has received a $30,000 refundable deposit in the first quarter of 2006 relating to the sale-leaseback transaction. If the sale-leaseback transaction does not materialize, the Company will be forced to seek alternative funding, of which there can be no assurance. If consummated, this transaction if accompanied by an increase in product sales the Company hopes to achieve during 2006 through new business

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

arrangements may be sufficient to provide the capital needed to fund the Company through the end of May 2007. This funding will also provide us the funds needed to execute our business plans for 2006 as mentioned above. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.

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

There have been no material changes to the Company’s contractual commitments as reflected in the 2005 10-KSB Annual Report other than those disclosed in this Form 10-QSB.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as of the date of this report.

Factors Which May Affect Future Results

The industry segments in which the Company competes are subject to intense competitive pressures. The following sets forth some of the risks which the Company faces.

Intense Competition in Consumer Products Business

The Company’s Consumer Products business competes with large, well-financed cosmetics and consumer products companies with development and marketing groups that are experienced in the industry and possess far greater resources than those available to the Company. There is no assurance that the Company’s consumer products can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company’s customers that use the Company’s Novasome® lipid vesicles in their products may decide to reduce their purchases from the Company or shift their business to other suppliers.

Effect of Rapidly Changing Technologies

The Company expects to sublicense its technologies to third parties, which would manufacture and market products incorporating the technologies. However, if its competitors develop new and improved technologies that are superior to the Company’s technologies, its technologies could be less acceptable in the marketplace and therefore the Company’s planned technology sublicensing could be materially adversely affected.

Licensing Agreement with Universal Chemical Technologies, Inc.

In February 2004, the Company signed a license agreement with UCT to utilize their patented technology for an electroless nickel boride metal finishing process. This venture required $913,000, of which $308,000 related to building improvements and $605,000 related to the purchase of equipment, to set up the operations at our facility. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. The Company has temporarily ceased operations of this division due to potential new customers of the consumer division not being comfortable with the metal finishing division being housed in the same facility as our Consumer Products division. All aspects of research and development are currently being performed by UCT at their Stuart, FL facility. Management is currently evaluating the possibility of moving the operations to another facility or selling the division to a third party. The Company recorded an impairment charge of $175,000 on the plating line equipment in the fourth quarter of 2005 to record the equipment of this division to what management feels is its fair market value.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

American Stock Exchange (AMEX) Continuing Listing Standards

On March 28, 2002, the Company was notified by AMEX that it was below certain of the Exchange’s continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and net income for 2002 and a minimum of $4,000,000 in stockholders’ equity by December 31, 2002 in order to remain listed.

On April 25, 2002, the Company submitted a plan of compliance to AMEX. On June 12, 2002, AMEX notified the Company that it had accepted the Company’s plan of compliance and had granted the Company an extension of time to regain compliance with the continued listing standards by December 31, 2002. The Company was subject to periodic review by the AMEX staff during the extension period. Based on the Company’s reported results for 2002, the Company was not in compliance with the AMEX listing standards for income from continuing operations. On April 14, 2003, the Company received formal notification from AMEX that the Company was deemed to be in compliance with all AMEX requirements for continued listing on AMEX. This determination is subject to the Company’s favorable progress in satisfying the AMEX guidelines for continued listing and to AMEX’s routine periodic reviews of the Company’s SEC filings. Based on the Company’s 2005 year-end results, the Company is not in compliance with the AMEX requirement for reporting income from continuing operations, minimum equity and net income.

In a recent phone call from AMEX to the Company, AMEX indicated that a formal notification of non-compliance with AMEX standards would be issued shortly to the Company. As of the date of the filing of the Form 10-QSB, the Company has not yet received such notification. Any such notice could result in the Company’s delisting from AMEX or otherwise adversely affect the Company.

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue from its product sales, product research and development, and license agreements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.

Sales, net of appropriate cash discounts, product returns, and sales reserves are recorded upon shipment of products. Revenues earned under research contracts or sublicensing and supply agreements are either recognized when the related contract provisions are met, or, if under such contracts or agreements the Company has continuing obligations, the revenue is initially deferred and then recognized over the life of the agreement or at such time that the obligations are completed. Beginning in the first quarter of 2006, in accordance with Amendment No.2 to our Manufacturing and Supply Agreement with Genesis Pharmaceutical (“Genesis”), the Company recognized $30,000 of R&D revenues for product development with Genesis. The revenue recognized was for development completed on nine new products for Genesis.

Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices and interest rates. The Company is exposed to market risk because of changes in interest rates.

The Company does not use derivative instruments. Changes in interest rates are not expected to have an adverse effect on the Company’s financial condition or results of operations.

IGI, INC. AND SUBSIDIARIES

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Contol Systems. The Company’s management cannot assure that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met and, as set forth above.

IGI, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

Other Matters

On April 6, 2000, officials of the New Jersey Department of Environmental Protection (“DEP”) inspected the Company’s storage site in Buena, New Jersey, and issued Notices of Violation (“NOVs”) relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company reached a settlement with the DEP in the amount of $35,000 in respect of NOVs . Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. As a result, the balance accrued for the NOV was reversed and is reflected in other income in the amount of $24,000 for the three month period ended March 31, 2006.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The remediation was completed by September 30, 2003. The Company has spent approximately $540,000 to date on the cleanup and associated costs and $80,000 remains accrued as of March 31, 2006. There will be periodic monitoring performed, which is projected to span over the next three years. The estimated cost of the monitoring is included in the accrual. The Company received a monetary settlement of $180,000 in December 2005 from one of its prior insurance carriers for the contamination as a result of a claim filed by the Company and such settlement is reflected in other income on the Statement of Operations for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None

ITEM 6. Exhibits

10.1	License Agreement by and between Micro-Pak, Inc. (now known as Novavax, Inc.) and IGEN, Inc. effective as of December 13, 1995 (Incorporated by reference to Exhibit (10) (v) to the Company’s Annual Report on Form 10-K for the Fiscal year ended December 31, 1995, File No. 001-08568, filed March 29,1996.)

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

IGI, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI, Inc. (Registrant)

Date: May 15, 2006	By:	/s/ Frank Gerardi
Frank Gerardi
Chairman and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Carlene Lloyd
Carlene Lloyd
Vice President, Finance