Form 10QSB
period 2006-06-30
IGI INC
filed 2006-08-14
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Common Shares Outstanding at August 7, 2006 was 12,887,444.

Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Revenues:
Product sales, net	$ 490	$ 593	$ 856	$1,092
R&D Revenues	133	-	163	6
Licensing and royalty income	194	232	379	502

Total revenues	817	825	1,398	1,600

Cost and expenses:
Cost of sales	444	354	711	767
Selling, general and administrative expenses	442	362	900	673
Product development and research expenses	271	265	561	500

Operating (loss)	(340)	(156)	(774)	(340)
Loss on impairment of investment securities	-	(77)	-	(77)
Interest (expense) income	(28)	2	(70)	5
Other income	-	32	24	32

Loss before benefit for income taxes	(368)	(199)	(820)	(380)
Benefit for income taxes	-	8	-	6

Net loss	$(368)	$(191)	$ (820)	$ (374)

Basic and Diluted Loss Per Share
Net loss per share	$ (.03)	$ (.02)	$ (.06)	$ (.03)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and diluted	12,781,255	11,859,984	12,705,984	11,771,247

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2006	2005*

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 24	$ 365
Restricted cash	50	50
Accounts receivable, less allowance for doubtful
accounts of $7 in 2006 and $ 30 in 2005	421	268
Licensing and royalty income receivable	77	147
Inventories	614	261
Prepaid expenses and other current assets	96	83

Total current assets	1,282	1,174
Property, plant and equipment, net	2,370	2,909
Assets held for sale	388	-
License fee, net	950	1,000
Other assets	78	52

Total assets	$ 5,068	$ 5,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 833	$ 350
Accrued expenses	191	220
Note payable - related party	1,090	1,015
Deferred income	95	90

Total current liabilities	2,209	1,675
Deferred income	68	102

Total liabilities	2,277	1,777

Stockholders' equity:
Common stock $.01 par value, 50,000,000 shares
authorized; 14,799,852 and 14,484,519 shares
issued in 2006 and 2005, respectively	148	145
Additional paid-in capital	25,323	25,073
Accumulated deficit	(21,285)	(20,465)
Less treasury stock, 1,965,740 shares at cost	(1,395)	(1,395)

Total stockholders' equity	2,791	3,358

Total liabilities and stockholders' equity	$ 5,068	$ 5,135

The accompanying notes are an integral part of the consolidated financial statements.
* Derived from the audited December 31, 2005 financial statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(820)	$(374)
Reconciliation of net loss to net cash used in
operating activities:
Depreciation and amortization	157	149
Bad debt expense	1	-
Loss on impairment of investment securities	-	77
Recognition of deferred income	(53)	(84)
Amortization of license fee	50	-
Stock option compensation expense	-	2
Changes in operating assets and liabilities:
Accounts receivable	(154)	(89)
Inventories	(353)	(181)
Licensing and royalty income receivable	70	4
Prepaid expenses and other assets	(45)	(128)
Accounts payable and accrued expenses	529	151
Deferred income	24	50

Net cash used in operating activities	(594)	(423)

Cash flows from investing activities:
Capital expenditures	-	(68)

Cash flows from financing activities:
Proceeds from exercise of common stock options	253	325

Net decrease in cash and cash equivalents	(341)	(166)
Cash and equivalents at beginning of period	365	380

Cash and equivalents at end of period	$ 24	$ 214

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Liquidity

The Company's principal sources of liquidity are cash and cash equivalents of approximately $24,000 at June 30, 2006 and cash from operations. The Company sustained net losses of $820,000 and $374,000 for the six months ended June 30, 2006 and 2005, respectively, and had a working capital deficiency of $927,000 at June 30, 2006. The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's recurring operating losses and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. Currently, the Company's cash from operations are not sufficient to maintain operations or provide financing for the Company's future growth and business plan. In order to generate the working capital needed, the Company has signed an agreement of sale for a sale-leaseback of our corporate building for $1,600,000, to be accounted for as a financing transaction and a sale of a vacant parcel of land adjacent to our building for $225,000. The closing of the sale-leaseback transaction is subject to a contingency and is terminable by either party on or after August 17, 2006 if the contingency is not met by such date. Upon the earlier of the closing of the sale-leaseback transaction or September 30, 2006, the Company must repay the $1,000,000 loan provided to the Company by Frank Gerardi, its Chief Executive Officer, together with accrued interest. Accrued interest as of June 30, 2006 was approximately $90,000. If the sale-leaseback transaction does not materialize, the Company will be forced to seek alternative funding, of which there can be no assurance. If consummated, this transaction accompanied by an increase in product sales that the Company hopes to achieve during 2006 through new business arrangements may be sufficient to provide the capital needed to fund the Company through the end of August 2007. The Company received a $30,000 refundable deposit in the first quarter of 2006 relating to the sale-leaseback transaction. The Company's ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.

2. Basis of Presentation

IGI, Inc. ("IGI" or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the production and marketing of cosmetics, skin care products, and consumer products. IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome® microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies. In the second quarter of 2006, we launched a new product line, MIAJ™ skincare. This new anti-aging skincare line consists of ten products all created using our Novasome® microencapsulation technology. We began distribution via an Internet website, www.miaj.com, at the end of the second quarter and are currently seeking other avenues of distribution for the product line as well.

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

On July 10, 2006, the Company's Board of Directors along with management accepted a plan to sell the equipment related to this line to a third party. In accordance with Statement of Financial Standards No.144, "Accounting for the Impairment of Disaposal of Long-Lived Assets" ("FAS 144"), the related assets have been classified as held for sale at the lower of its carrying amount or fair value less cost to sell on the Balance Sheet at June 30, 2006. In the third quarter of 2006, this reporting segment, the Metal Plating Division, will be classified as discontinued operations. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI stockholder, has personally invested $350,000 in UCT, which represents less than a 1% ownership interest in UCT.


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

Sales, net of appropriate cash discounts, product returns, and sales reserves are recorded upon shipment of products. Revenues earned under research contracts or sublicensing and supply agreements are either recognized when the related contract provisions are met, or, if under such contracts or agreements the Company has continuing obligations, the revenue is initially deferred and then recognized over the life of the agreement or at such time that the obligations are completed. Revenues resulting from research contracts are recognized upon completion of research being performed because the Company has no obligation to repay or refund any amounts recognized or to develop a product that is acceptable to the customer. Beginning in the first quarter of 2006, in accordance with Amendment No.2 to our Manufacturing and Supply Agreement with Genesis Pharmaceutical ("Genesis"), the Company recognized $30,000 of R&D revenues for product development for Genesis in the first quarter 2006 and $133,000 in the second quarter 2006. The revenue recognized was for development completed on nine new products for Genesis.

The accompanying consolidated financial statements have been prepared by IGI without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "2005 10-KSB Annual Report"). The results of operations for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

3. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes".  FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than January 1, 2007.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns. We are currently evaluating the impact of adopting FIN 48 on our financial statements. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

4. Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at June 30, 2006 and December 31, 2005 consist of:

	June 30, 2006	December 31, 2005

	(amounts in thousands)

Finished goods	$ 94	$ 72
Work in progress	65	5
Raw materials	455	184

Total	$614	$261

The increase in the inventory balance at June 30, 2006 compared to June 30, 2005 was partially related to the inventory related to our new skincare product line Miaj™. The amount of inventory related to Miaj™ included in the balance above was $57,000 in Work in progress, and $164,000 in Raw materials.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

5. Stock-Based Compensation

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

The Company did not issue any stock options during the six month period ended June 30, 2006 therefore, no expense was recorded. All previously issued options were fully vested as of December 31, 2005.

If the Company applied the fair value principles of SFAS No. 123, for its options, its net loss for the three and six months ending June 30, 2005 would have increased as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005

(in thousands, except per share information)

Net income (loss) - as reported	$ (191)	$ (374)
Deduct: Total stock-based employee
compensation expense determined under
the fair-value based method (net of tax $0)	(36)	(78)

Net (loss) - pro forma	$ (227)	$ (452)

Loss per share - as reported
Basic and Diluted	$ (.02)	$ (.03)

Loss per share - pro forma
Basic and Diluted	$ (.02)	$ (.04)

6. Legal and U.S. Regulatory Proceedings

On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's storage site in Buena, New Jersey, and issued Notices of Violation ("NOVs") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge's decision for a fine in the amount of $35,000 in respect to the NOVs the Company received from the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. As a result, the balance accrued for the NOV was reversed and is reflected in other income in the amount of $24,000 for the six month period ended June 30, 2006. The Company was notified in June 2006 that the DEP has appealed the judge's decision and the decision is pending before an appellate court.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The remediation was completed by September 30, 2003. The Company has spent approximately $540,000 to date on the cleanup and associated costs and $80,000 remains accrued as of June 30, 2006. There will be periodic monitoring performed, which is projected to span over the next three years. The estimated cost of the monitoring is included in the accrual.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

7. License Agreements

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field") thru 2015. This payment is being amortized over the ten year period. The Company recorded amortization of $50,000 related to this agreement for the six months ended June 30, 2006.

8. Stock Warrants

In connection with the private placement of common stock consummated in December 2005, the Company granted a warrant to purchase 26,666 shares of IGI common stock at an exercise price of $.90 a share to each participant of the private placement. One warrant to purchase 26,666 shares was granted in the first quarter of 2006. A total of four warrants to purchase 106,664 shares were granted through June 30, 2006 (the other three warrants were issued in 2005). The warrants expire two years from the date of issue. In July of 2006, Frank Gerardi and Steve Morris, an IGI Director, exercised their warrant.

9. Note Payable

On December 12, 2005, the Company received $1,000,000 in the form of a short term note payable from Univest Management, LLC, a company owned by Frank Gerardi, CEO and Chairman of the Company. The funds from this note were used to satisfy our obligation to renew our license fee with Novavax, Inc. for use of the Novasome Technologies for an additional ten year period. The note and all accrued interest becomes due on the earlier of September 30, 2006 or when a sale leaseback of the land and building closes, with 30% interest per annum through February 1, 2006 and 12% interest per annum thereafter. The note is collateralized by a mortgage on real property owned by the Company. The Company accrued $90,000 of interest related to this note for the six months ended June 30, 2006. The note amount at June 30, 2006 includes all accrued interest since inception.

10. Segment Information

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

The Company has two reportable segments: Consumer Products and Metal Plating Division. Products and services from each of the segments serve different markets and use different channels of distribution. The Consumer Products Division is the core segment of the Company's business. The Metal Plating Division is currently not operating at our main facility and on July 10, 2006 the Company decided to discontinue operations for this division and sell the related equipment. In accordance with FAS 144, the assets related to this division are classified as held for sale on the Balance Sheet at June 30, 2006 (see Note 2 above).

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of the data related to the Company's reportable segments for the six months ended June 30, 2006 and June 30, 2005 appear below:

Three months ended June 30, 2006	Plating	Consumer Products	Total

Revenue from external customers	$ -	$ 817	$ 817
Depreciation and amortization	(11)	(66)	(77)
Segment losses	(11)	(357)	(368)
Segment fixed assets	388	2,370	2,758
Expenditures for segment assets	-	-	-

Three months ended June 30, 2005	Plating	Consumer Products	Total

Revenue from external customers	$ 2	$ 823	$ 825
Depreciation and amortization	(21)	(62)	(83)
Segment losses	(89)	(102)	(191)
Segment fixed assets	516	2,692	3,208
Expenditures for segment assets	4	-	4

Six months ended June 30, 2006	Plating	Consumer Products	Total

Revenue from external customers	$ -	$1,398	$1,398
Depreciation and amortization	(22)	(135)	(157)
Segment losses	(31)	(789)	(820)
Segment fixed assets	388	2,370	2,758
Expenditures for segment assets	-	-	-

Six months ended June 30, 2005	Plating	Consumer Products	Total

Revenue from external customers	$ 2	$1,598	$1,600
Depreciation and amortization	(21)	(128)	(149)
Segment losses	(170)	(204)	(374)
Segment fixed assets	516	2,692	3,208
Expenditures for segment assets	68	-	68

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may contain forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's 2005 10-KSB Annual Report that could cause actual results to differ materially from the Company's expectations. See "Factors Which May Affect Future Results" below and in the 2005 10-KSB Annual Report. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

Results of Operations

Three months ended June 30, 2006 compared to June 30, 2005

Revenues (in thousands):

	2006	2005	$ Change	% Change

Product Sales	490	593	-103	-17%
R&D Revenues	133	-	133	100%
Royalty Revenue	194	232	-38	-16%

Total Revenues	817	825	-8	-1%

The decrease in product sales is due to no product sales being recorded for Estee Lauder in the three months ended June 30, 2006 compared to $214,000 in the three months ended June 30, 2005 offset by higher product sales to Albrian International of $124,000 in the three months ended June 30, 2006. The R&D revenues relate to fees paid to the Company by Genesis Pharmaceutical for product development services in connection with their new product line to be launched in the fourth quarter of 2006. The decrease in royalty revenue was related to a decline in royalties from J&J in 2006.

Costs and expenses (in thousands):

	2006	2005	$ Change	% Change

Cost of sales	444	354	90	25%
Selling, general and administrative	442	362	80	22%
Product development and
research	271	265	6	2%

Totals costs and expenses	1,157	981	176	18%

As a percentage of product sales, cost of sales was 91% for the quarter ended June 30, 2006 and 60% for the quarter ended June 30, 2005. The increase in cost of sales as a percentage of product sales relates to the higher overhead and lower absorption of costs in 2006.

As a percentage of total revenues, selling, general and administrative expenses were 55% of revenues in the second quarter of 2006 compared to 44% for the second quarter of 2005. The increase in expenses was a result of a higher cost of shareholder reports in the second quarter of 2006 of $23,000 relating to the annual report and proxy statement and higher sales & marketing expenses of $28,000 relating to our new product line, Miaj™.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense (Income) (in thousands):

	2006	2005	$ Change	% Change

Interest Expense	-30	-	30	100%
Interest Income	2	2	0	-

Interest expense was related to the short term notes payable to Univest Management EPSP, controlled by Frank Gerardi, CEO and President of IGI.

Net loss (in thousands):

	2006	2005	$ Change	% Change

Net loss	-368	-191	177	93%
Net loss per share	-.03	-.02	.02	50%

The increase in net loss related to the decrease in revenues and higher selling, general and administration costs for the quarter ended June 30, 2006.

Six months ended June 30, 2006 compared to June 30, 2005

Revenues (in thousands):

	2006	2005	$ Change	% Change

Product Sales	856	1,092	-236	-22%
R&D Revenues	163	6	157	2600%
Royalty Revenue	379	502	-123	-25

Total Revenues	1,398	1,600	-202	-13%

The decrease in product sales is due to no product sales being recorded for Estee Lauder in the six months ended June 30, 2006 compared to $386,000 being recorded in the six months ended June 30, 2005 and a decrease in sales to Chattem in 2006 of $29,000 offset by higher product sales to Albrian International of $164,000, for the six months ended June 30, 2006. The R&D revenues relate to fees paid to the Company by Genesis Pharmaceutical for product development services in connection with their new product line to be launched in the fourth quarter of 2006. The decrease in royalty revenue was related to a decline in royalties from J&J in 2006.

Costs and expenses (in thousands):

	2006	2005	$ Change	% Change

Cost of sales	711	767	-56	-7%
Selling, general and administrative	900	673	227	34%
Product development and research	561	500	61	12%

Totals costs and expenses	2,172	1,940	232	12%

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a percentage of product sales, cost of sales was 83% for the six months ended June 30, 2006 and 70% for the six months ended June 30, 2005. The increase in cost of sales as a percentage of product sales relates to the higher overhead and lower absorption of costs in 2006.

As a percentage of total revenues, selling, general and administrative expenses were 63% of revenues for the six months ended June 30, 2006 compared to 42% for the six months ended 2005. The increase in expenses was a result of a higher cost of shareholder reports in 2006 of $30,000, higher sales & marketing expenses of $60,000 relating to our new product line, Miaj™, higher salary expense in the finance department as a result of an additional support person being added in July of 2005 which amounted to $25,000, a reallocation of the business insurance expense to the finance department of $21,000 and higher professional fees of $68,000.

Interest Expense (Income) (in thousands):

	2006	2005	$ Change	% Change

Interest Expense	-75	-	75	-100%
Interest Income	5	5	-	-

Interest expense was related to the short term notes payable to Univest Management EPSP, controlled by Frank Gerardi, CEO and President of IGI.

Net loss (in thousands):

	2006	2005	$ Change	% Change

Net loss	-820	-374	446	119%
Net loss per share	-.06	-.03	-.03	100%

The increase in net loss related to the decrease in revenues and higher selling, general and administration costs for the quarter ended June 30, 2006.

Liquidity and Capital Resources

The Company's operating activities used $594,000 of cash during the six months ended June 30, 2006 compared to $423,000 used in the comparable period of 2005. This use of cash is substantially related to the net loss for the Company.

The Company investing activities used no cash in the six months ended June 30, 2006 compared to $68,000 used in investing activities in the first three months of 2005. The money used represents capital expenditures to purchase machinery and equipment related to the electroless nickel boride finishing operations in 2005.

The Company's financing activities provided $253,000 of cash in the six months ended June 30, 2006 compared to $325,000 provided by financing activities in the six months ended June 30, 2005. The cash provided in 2005 and 2006 represents proceeds from the exercise of stock options.

The Company's principal sources of liquidity are cash and cash equivalents of approximately $24,000 at June 30, 2006 and cash from operations. The Company sustained net losses of $820,000 and $374,000 for the six months ended June 30, 2006 and 2005, respectively, and had a working capital deficiency of $927,000 at June 30, 2006. The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's recurring operating losses and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Currently, the Company's cash from operations are not sufficient to maintain operations or provide financing for the Company's future growth and business plan. In order to generate the working capital needed, the Company has signed an agreement of sale for a sale-leaseback of our corporate building for $1,600,000, to be accounted for as a financing transaction and a sale of a vacant parcel of land adjacent to our building for $225,000. The closing of the sale-leaseback transaction is subject to a contingency and is terminable by either party on or after August 17, 2006 if the contingency is not met by such date. Upon the earlier of the closing of the sale-leaseback transaction or September 30, 2006, the Company must repay the $1,000,000 loan provided to the Company by Frank Gerardi, its Chief Executive Officer, together with accrued interest, which accrued interest, as of June 30, 2006 was approximately $90,000. If the sale-leaseback transaction does not materialize, the Company will be forced to seek alternative funding, of which there can be no assurance. If consummated, this transaction if accompanied by an increase in product sales that the Company hopes to achieve during 2006 through new business arrangements may be sufficient to provide the capital needed to fund the Company through the end of August 2007. The Company received a $30,000 refundable deposit in the first quarter of 2006 relating to the sale-leaseback transaction. The Company's ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.

Our business operations have been partially funded over the past two years through the exercise of stock options by our directors and officers. If necessary, we may continue to seek additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

There have been no material changes to the Company's contractual commitments as reflected in the 2005 10-KSB Annual Report other than those disclosed in this Form 10-QSB.

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

Dependence on a Limited Number of Customers

The Company depends on a limited number of customers for a large portion of our sales and the loss of one or more of these customers could have a significant impact on our revenues.

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
IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Licensing Agreement with Universal Chemical Technologies, Inc.

In February 2004, the Company signed a license agreement with UCT to utilize their patented technology for an electroless nickel boride metal finishing process. This venture required $913,000, of which $308,000 related to building improvements and $605,000 related to the purchase of equipment, to set up the operations at our facility. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. The Company has ceased operations of this division due to potential new customers of the consumer division not being comfortable with the metal finishing division being housed in the same facility as our Consumer Products division. The equipment relating to the finishing division is classified as held for sale as of June 30, 2006. The Company recorded an impairment charge of $175,000 on the plating line equipment in the fourth quarter of 2005 to record the equipment of this division at what management believes is its fair market value.

On July 10, 2006, the Company's Board of Directors along with management accepted a plan to sell the equipment related to this line to a third party. In accordance with Statement of Financial Standards No.144, "Accounting for the Impairment of Disaposal of Long-Lived Assets" ("FAS 144"), the related assets have been classified as held for sale at the lower of its carrying amount or fair value less cost to sell on the Balance Sheet at June 30, 2006. In the third quarter of 2006, this reporting segment, the Metal Plating Division, will be classified as discontinued operations. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI stockholder, has personally invested $350,000 in UCT, which represents less than a 1% ownership interest in UCT.

American Stock Exchange (AMEX) Continuing Listing Standards

On June 12, 2006, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its four most recent fiscal years and a minimum of $4,000,000 in stockholders' equity to remain listed of the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, and 2005 fiscal years. The Company's stockholders' equity at June 30, 2006 was $2.79 million.

On July 17, 2006, the Company submitted a plan of compliance to AMEX. AMEX has 45 days to review the plan and notify the Company whether they will accept the plan or if the Company will be subject to delisting procedures. If the plan is accepted, the Company may be able to continue its listing during the plan period of up to 18 months, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan.

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

Sales, net of appropriate cash discounts, product returns, and sales reserves are recorded upon shipment of products. Revenues earned under research contracts or sublicensing and supply agreements are either recognized when the related contract provisions are met, or, if under such contracts or agreements the Company has continuing obligations, the revenue is initially deferred and then recognized over the life of the agreement or at such time that the obligations are completed. Beginning in the first quarter of 2006, in accordance with Amendment No.2 to our Manufacturing and Supply Agreement with Genesis Pharmaceutical ("Genesis"), the Company recognized $30,000 of R&D revenues for product development for Genesis in the first quarter 2006 and $133,000 in the second quarter 2006. The revenue recognized was for development completed on nine new products for Genesis.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes".  FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than January 1, 2007.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns. We are currently evaluating the impact of adopting FIN 48 on our financial statements. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices and interest rates.

The Company does not use derivative instruments. Changes in interest rates are not expected to have an adverse effect on the Company's financial condition or results of operations.

IGI, INC. AND SUBSIDIARIES

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Control Systems.  The Company's management cannot assure that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met and, as set forth above.

IGI, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

Other Matters

On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's storage site in Buena, New Jersey, and issued Notices of Violation ("NOVs") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge's decision of a fine in the amount of $35,000 in respect to the NOVs the Company received form the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. As a result, the balance accrued for the NOV was reversed and is reflected in other income in the amount of $24,000 for the six month period ended June 30, 2006. The Company was notified in June 2006 that the DEP has appealed the judge's decision and the decision is pending before an appellate court.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The remediation was completed by September 30, 2003. The Company has spent approximately $540,000 to date on the cleanup and associated costs and $80,000 remains accrued as of June 30, 2006. There will be periodic monitoring performed, which is projected to span over the next three years. The estimated cost of the monitoring is included in the accrual.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The following is a report of the voting results of the Company's annual shareholders meeting held on May 24, 2006.

The proposal to elect four directors, as described in the Company's proxy statement for its annual meeting of shareholders held on May 24, 2006, was approved. The directors were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. The tabulation was as follows:

Director	Votes For	Withhold Authority

Frank Gerardi	11,265,305	156,300
Stephen Morris	10,974,981	446,624
Terrence O'Donnell	10,898,756	522,849
Rajiv Mathur	10,928,872	492,733

The proposal to approve the adoption of an amendment to increase the number of shares by 200,000 as authorized and available under the Company's 1999 Director Stock Option Plan was approved. The tabulation was as follows:

Votes For: 5,820,085 Votes Against: 589,256
Votes Abstain: 18,826 Broker Non-Votes: 4,993,483

The proposal to approve the adoption of an amendment to increase the number of shares by 500,000 as authorized and available under the Company's 1999 Stock Incentive Plan, and to ensure compliance with Section 409A of the Internal Revenue Code was approved. The tabulation was as follows:

Votes For: 5,722,347 Votes Against: 688,894
Votes Abstain: 16,926 Broker Non-Votes 4,993,483

IGI, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

The proposal to approve the adoption of an amendment to increase the number of shares by 200,000 as authorized and available under the Company's 1998 Directors Stock Plan was approved. The tabulation was as follows:

Votes For: 5,784,085 Votes Against: 627,206
Votes Abstain: 16,876 Broker Non-Votes: 4,993,483

ITEM 5. Other Information

None.

ITEM 6. Exhibits

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

IGI, Inc.
(Registrant)

Date: August 14, 2006	By:	/s/ Frank Gerardi

Frank Gerardi
Chairman and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
