Form 10QSB
period 2006-09-30
IGI INC
filed 2006-11-15
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Shares Outstanding at November 10, 2006 was 13,064,110.

Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Revenues:
Product sales, net	$ 537	$ 560	$ 1,393	$1,655
R&D Revenues	1	-	164	-
Licensing and royalty income	120	172	499	674

Total revenues	658	732	2,056	2,329

Cost and expenses:
Cost of sales	401	509	1,092	1,143
Selling, general and administrative expenses	447	381	1,324	1,016
Litigation settlement costs	-	100	-	100
Product development and research expenses	253	230	814	730

Operating loss from continuing operations	(443)	(488)	(1,174)	(660)
Interest (expense) income, net	(29)	3	(99)	8
Income (loss) on sale of investment securities	-	5	-	(72)
Other (loss) income, net	-	(31)	-	1

Loss from continuing operations before
provision for income taxes	(472)	(511)	(1,273)	(723)
Benefit for income taxes	-	-	-	6

Loss from continuing operations	(472)	(511)	(1,273)	(717)
Discontinued operations:
Loss from operations of discontinued
component	(38)	(104)	(58)	(272)

Net loss	$(510)	$(615)	$(1,331)	$ (989)

Basic and Diluted (Loss) per Share
Continuing operations	$ (.04)	$ (.04)	$ (.10)	$ (.06)
Discontinued operations	-	(.01)	-	(.02)

	$ (.04)	$ (.05)	$ (.10)	$ (.08)

Weighted Average of Common Stock and
Common Stock Equivalents Outstanding
Basic and diluted	12,888,186	12,113,256	12,767,341	11,886,263

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2006	2005*

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 21	$ 365
Restricted cash	50	50
Accounts receivable, less allowance for doubtful
Accounts of $7 in 2006 and $30 in 2005	385	268
Licensing and royalty income receivable	105	147
Inventories	463	261
Prepaid expenses and other current assets	81	83
Assets of discontinued operations held for sale	350	-

Total current assets	1,455	1,174
Property, plant and equipment, net	2,317	2,909
License fee, net	925	1,000
Other assets	79	52

Total assets	$ 4,776	$ 5,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 614	$ 350
Accrued expenses	208	220
Note payable - related party	1,120	1,015
Deferred income - current	201	90
Liabilities of discontinued operations	89	-

Total current liabilities	2,232	1,675
Deferred income, long term	58	102

Total liabilities	2,290	1,777

Stockholders' equity:
Common stock $.01 par value, 50,000,000 shares
authorized; 15,029,850 and 14,484,519 shares
Issued in 2006 and 2005 respectively	151	145
Additional paid-in capital	25,526	25,073
Accumulated deficit	(21,796)	(20,465)
Less treasury stock, 1,965,740 shares at cost	(1,395)	(1,395)

Total stockholders' equity	2,486	3,358

Total liabilities and stockholders' equity	$ 4,776	$ 5,135

The accompanying notes are an integral part of the consolidated financial statements.
* Derived from the audited December 31, 2005 consolidated financial statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,

	2006	2005

Cash flows from operating activities:
Net (loss)	$(1,331)	$(989)
Net loss from discontinued operations	58	272

Net loss from continuing operations	(1,273)	(717)
Reconciliation of net (loss) to net cash used in
operating activities:
Bad debt expense	1	1
Depreciation and amortization	201	207
Loss on sale of investment securities	-	72
Recognition of deferred income	(72)	(126)
Stock option compensation expense	19	2
Amortization of license fee	75	-
Changes in operating assets and liabilities:
Accounts receivable	(119)	(34)
Inventories	(202)	44
Licensing and royalty income receivable	42	42
Prepaid expenses and other assets	(34)	(38)
Accounts payable and accrued expenses	455	(343)
Income taxes payable	(3)	(5)
Deferred income	139	10

Net cash used in operating activities
of continuing operations	(771)	(885)
Net cash (used) in provided by operating activities
of discontinued operations	(13)	92

Net cash used in operating activities	(784)	(793)

Cash flows from investing activities:
Capital expenditures	-	(68)
Proceeds from sale of marketable securities	-	337

Net cash provided by investing activities	-	269

Cash flows from financing activities:
Proceed from private placement of common stock	100	-
Proceeds from exercise of common stock options
and warrants	340	340

Net cash provided by financing activities	440	340

Net decrease in cash and cash equivalents	(344)	(184)
Cash and cash equivalents at beginning of period	365	380

Cash and cash equivalents at end of period	$ 21	$ 196

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Liquidity

The Company's principal sources of liquidity are cash and cash equivalents of approximately $21,000 at September 30, 2006 and cash from operations. The Company sustained net losses of $1,331,000 for the nine months ended September 30, 2006 and had a working capital deficiency of $777,000 at September 30, 2006. The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's recurring operating losses and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. Currently, the Company's cash from operations are not sufficient to maintain operations or provide financing for the Company's future growth and business plan. In order to generate the working capital needed, the Company has signed an agreement of sale for a sale-leaseback of our corporate building for $1,600,000, to be accounted for as a financing transaction and a sale of a vacant parcel of land adjacent to our building for $225,000. The closing of the sale-leaseback transaction is subject to a contingency which currently has not been met and therefore is terminable by either party after October 16, 2006. The Company received a $30,000 refundable deposit in the first quarter of 2006 relating to the sale-leaseback transaction. Upon the earlier of the closing of the sale-leaseback transaction or December 31, 2006, the Company must repay the $1,000,000 loan provided to the Company by an affiliate of Frank Gerardi, its Chief Executive Officer, together with accrued interest, which loan is secured by the property which is subject to the sale-leaseback and at the same time must repay a $100,000 loan to Pharmachem, Inc. which was extended to the Company in October 2006 and which is also secured by such property. Accrued interest as of September 30, 2006 on the Gerardi loan, was approximately $120,000. If the sale-leaseback transaction does not materialize, the Company will be forced to seek alternative funding, of which there can be no assurance. If consummated, this transaction accompanied by an increase in product sales that the Company hopes to achieve during the rest of 2006 and 2007 through new business arrangements may be sufficient to provide the capital needed to fund the Company through the end of December 2007. The Company's ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.

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

2. Basis of Presentation

IGI, Inc. ("IGI" or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the production and marketing of cosmetics, skin care products, and consumer products. IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome® microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies. In the second quarter of 2006, we launched a new product line, MIAJ™ skincare. This new anti-aging skincare line consists of ten products all created using our Novasome® microencapsulation technology. We distribute these products via an Internet website, www.miaj.com, and are currently seeking other avenues of distribution for the product line as well. Sales of our Miaj™ product line were approximately $4,000 through September 30, 2006.

License agreement to UCT Chemicals

In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize its patented technology for an electroless nickel boride metal finishing process. This was a new venture for the Company and the Company had capital expenditures of approximately $913,000, of which $308,000 related to building improvements and $605,000 related to purchases of equipment, spread over 2004 and 2005 in order to set up the operations. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. In the start of the second quarter of 2005, the Company began production in our metal finishing division, utilizing the patented UltraChem technology. However, certain customers of the consumer products division informed us that they are not comfortable with the metal finishing division being housed in the same facility as our consumer products division. In light of this new information, the Company has decided to cease operations of the metal finishing division at our corporate manufacturing facility. Management recorded an impairment charge of $175,000 in the fourth quarter of 2005 on the equipment for the plating line.


IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

On July 10, 2006, the Company's Board of Directors along with management accepted a plan to sell the equipment related to this line to a third party. In accordance with Statement of Financial Standards No.144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("FAS 144"), the related assets have been classified as held for sale at the lower of its carrying amount or fair value less cost to sell on the Balance Sheet at September 30, 2006. This reporting segment, the Metal Plating Division, is classified as discontinued operations for all periods presented. Management recorded an additional impairment expense of $38,000 on the equipment in the third quarter of 2006 to record the estimated fair value of the equipment less cost to sell. In November 2006, the Company received a letter of interest from UCT to buy the equipment from the Company for a price of $350,000. Because the Company owes UCT $89,000, the Company will only receive $261,000 if such transaction is consumated of which there can be no assurance. They intend to remove the equipment from our facility at their expense and relocate it to a new facility. They anticipate the transaction to be completed by March 31, 2007. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI stockholder, has personally invested $350,000 in UCT, which represented less than a 1% ownership interest in UCT at the time it was made.

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

Sales, net of appropriate cash discounts, product returns, and sales reserves are recorded upon shipment of products. Revenues earned under research contracts or sublicensing and supply agreements are either recognized when the related contract provisions are met, or, if under such contracts or agreements the Company has continuing obligations, the revenue is initially deferred and then recognized over the life of the agreement or at such time that the obligations are completed. Revenues resulting from research contracts are recognized upon completion of research being performed because the Company has no obligation to repay or refund any amounts recognized or to develop a product that is acceptable to the customer. In accordance with Amendment No.2 to our Manufacturing and Supply Agreement with Genesis Pharmaceutical ("Genesis"), the Company recognized $30,000 of R&D revenues for product development for Genesis in the first quarter 2006 and $133,000 in the second quarter 2006. The revenue recognized was for development completed on nine new products for Genesis. The Company recognized $1,000 of R&D revenues in the third quarter 2006 from a new customer.

The accompanying consolidated financial statements have been prepared by IGI without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "2005 10-KSB Annual Report"). The results of operations for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

Subsequent Events

On October 11, 2006, the Company signed a an agreement with DermWorx, Inc. to license, develop and manufacture for DermWorx a series of dermatological specialty products that will utilize IGI's licensed Novasome® technology. Based on the agreement between the two companies, in return for an exclusive license of the products developed using the technology, IGI will receive product development revenue, manufacturing revenues and a 7% royalty on product sales. In addition, IGI will receive shares of DermWorx stock so that it holds approximately 19.9% of the issued and outstanding shares of common stock of DermWorx as of the date of the agreement.  The agreement will become null and void if DermWorx does not pay IGI $250,000 by November 30, 2006.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

In addition, DermWorx must pay IGI an additional $750,000 by February 15, 2007 to be credited against the development of other products. To date the Company has not received any payments under said agreement.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previously filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff's previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for the Company beginning in the fourth quarter of this fiscal year and management does not currently anticipate any adjustments to opening retained earnings resulting from the application of SAB 108.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 is effective for the Company beginning in 2008. The Company is currently evaluating the impact the adoption of FAS 157 will have on its consolidated financial statements.

4. Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at September 30, 2006 and December 31, 2005 consist of:

September 30, 2006	December 31, 2005

(amounts in thousands)

Finished goods	$271	$ 72
Work in progress	12	5
Raw materials	180	184

Total	$463	$261

The amount of finished goods inventory related to Miaj™ at September 30, 2006 was $222,000

5. Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized in the three months and nine months ended September 30, 2006 include the costs for all share-based

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

payments granted subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (Opinion 25) and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, no stock-based employee compensation cost was recognized in the statements of operations, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. In accordance with this transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). All options issued prior to January 1, 2006 were fully vested as of December 31, 2005, therefore, no expense was recorded during the nine months ended September 30, 2006 for grants prior to January 1, 2006.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's net loss for the three and nine months ended September 30, 2006 was $19,000 higher.

For comparative purposes, the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plan for the three and nine months ended September 30, 2005:

Three months ended	Nine months ended
September 30,	September 30,
2005	2005

(in thousands, except per share information)

Net (loss) - as reported	$(615)	$ (989)
Compensation expense determined
under the fair-value based method (net
of tax $0)	(31)	(105)

Net (loss) - pro forma	$(646)	$(1,094)

(Loss) per share - as reported
Basic and diluted	$ (.05)	$ (.08)

(Loss) per share - pro forma
Basic and diluted	$ (.05)	$ (.09)

Stock Incentive Plans

The Company currently has a stock-based compensation plan for its Board of Directors, the 1999 Director Stock Option Plan (the Director Plan) in place. In accordance with the Director Plan, each non-employee member of the Board is granted an option once a year as compensation for services rendered to the Company for that year. The options vest over a 12 months period and each Director receives an option for 15,000 shares with an additional grant to each committee Chairman.

The Company also has a stock-based incentive plan in place for its eligible employees, officers, consultants, independent advisors and non-employee directors called the 1999 Stock Incentive Plan (the Plan). The Plan permits the grant of share options and shares for up to 2,000,000 shares of our common stock, of which, 1,693,800 shares were outstanding and 306,200 were available at September 30, 2006. Option awards are granted with an exercise price equal to or greater than the closing sale price per share of the Company's common stock on the AMEX Stock Exchange on the option grant date. Although the terms of any award vary, options awards generally vest based upon four years of continuous service and have 10-year contractual terms.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities are based upon the Company's historical volatility and other factors. The risk-free interest rates are based upon the U.S. Treasury yield curve in effect at the time of the grant.

	September 30,	September 30,
	2006	2005

Expected volatility	78.32%	87.23%
Expected term (in years)	5.5 years	7 years
Risk-free rate	5.10%	3.96%
Expected dividends	0%	0%

The Company used the safe harbor transition method to compute the expected term.

A summary of option activity under the Plan as of September 30, 2006 and changes during the period is presented below: (in thousands, except for weighted-average data)

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding as of 1/1/2006	2,145,548	$1.63
Issued	85,000	$1.30
Exercised	332,000	$0.81
Forfeited	-

Outstanding as of 9/30/2006	1,898,548	$1.75

Exercisable as of 9/30/2006	1,813,548	$1.78

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $.90.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2006:

Outstanding:

		Weighted	Weighted
		Average	Average
Range of	Stock options	Exercise	Remaining
Exercise Prices	Outstanding	Price	Contractual Life

$0.50	$1.00	344,250	$0.73	7.30
$1.01	$2.00	1,029,798	$1.47	5.72
$2.01	$3.00	414,500	$2.31	5.92
$3.01	$5.00	30,000	$3.75	1.25
$5.01	$6.00	50,000	$5.75	0.19
$6.01	$6.75	30,000	$6.75	0.25

Total		1,898,548	$1.75	5.75

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Exercisable:

	Stock	Weighted
Range of	Options	Average
Exercise Prices	Exercisable	Exercise Price

$0.50	$1.00	344,250	$0.73
$1.01	$2.00	944,798	$1.49
$2.01	$3.00	414,500	$2.31
$3.01	$5.00	30,000	$3.75
$5.01	$6.00	50,000	$5.75
$6.01	$6.75	30,000	$6.75

Total		1,813,548	$1.78

As of September 30, 2006, the intrinsic value of the options outstanding and exercisable was $70,360. The options in the money at September 30, 2006 was the same for outstanding and exercisable. As of September 30, 2006, there was $57,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a vesting period of nine months.

6. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings Per Share". Basic and diluted net loss per share is calculated based upon the weighted-average outstanding shares of the Company's common stock for each period presented. The weighted-average number of shares for the nine months ended September 30, 2006 and September 30, 2005 excludes the Company's potentially dilutive shares, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

7. Legal and U.S. Regulatory Proceedings

On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's storage site in Buena, New Jersey, and issued Notices of Violation ("NOVs") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge's decision for a fine in the amount of $35,000 in respect to the NOV's the Company received from the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. As a result, the balance accrued for the NOV was reversed and is reflected in other income in the amount of $24,000 for the nine month period ended September 30, 2006. The Company was notified in June 2006 that the DEP has appealed the judge's decision and the decision is pending before an appellate court.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The remediation was completed by September 30, 2003. The Company has spent approximately $540,000 to date on the cleanup and associated costs and $50,000 remains accrued as of September 30, 2006. There will be periodic monitoring performed, which is projected to span the next three years. The estimated cost of the monitoring is included in the accrual.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

8. License Agreements

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field") thru 2015. This license is being amortized over the ten year period. The Company recorded amortization of $75,000 related to this agreement for the nine months ended September 30, 2006.

9. Stock Warrants

In connection with the private placement of common stock consummated in December 2005, the Company granted a warrant to purchase 26,666 shares of IGI common stock at an exercise price of $.90 a share to each participant of the private placement. A total of four warrants were granted to purchase 106,664 shares of stock, the last one being issued in January 2006. The warrants expire two years from the date of issue. In the quarter ended September 30, 2006, three of the warrants were exercised for a total of 79,998 shares.

10. Note Payable

On December 12, 2005, the Company received $1,000,000 in the form of a short term note payable from Univest Management, LLC, a company owned by Frank Gerardi, CEO and Chairman of the Company. The funds from this note were used to satisfy our obligation to renew our license fee with Novavax, Inc. for use of the Novasome Technologies for an additional ten year period. The note and all accrued interest becomes due on the earlier of December 31, 2006 or when a sale leaseback of the land and building closes, with 30% interest per annum through February 1, 2006, 12% interest through September 30, 2006 and 10% per annum thereafter. The note is collateralized by a mortgage on real property owned by the Company. The Company accrued $120,000 of interest related to this note for the nine months ended September 30, 2006. The note amount at September 30, 2006 includes all accrued interest since inception.

11. Discontinued Operations

On July 10, 2006 the Company and the Board of Directors decided to discontinue the operations for the Metal Plating division and sell the related equipment to a third party. In accordance with Statement of Financial Standards No.144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("FAS 144"), the related assets have been classified as held for sale at the lower of its carrying amount or fair value less cost to sell on the Balance Sheet at September 30, 2006. This reporting segment, the Metal Plating Division, is classified as discontinued operations for all periods presented. Management recorded an additional impairment expense of $38,000 on the equipment in the third quarter of 2006 to record the value of the equipment at fair value less to cost to sell. In November 2006, the Company received a letter of interest from UCT to buy the equipment from the Company for $350,000. Because the Company owes UCT $89,000, the Company will receive only $261,000 if such transaction is consumated of which there can be no assurance. They intend to remove the equipment from our facility at their expense and relocate it to a new facility. They anticipate the transaction to be completed by March 31, 2007. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI stockholder, has personally invested $350,000 in UCT, which represented less than a 1% ownership interest in UCT at the time it was made.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of the data related to the Company's reportable segments for the periods ended September 30, 2006 and September 30, 2005 appear below: (amounts in thousands)

Three months	Three months	Nine months	Nine months
ended	ended	ended	ended
September 30,	September 30,	September 30,	September 30,
2006	2005	2006	2005

Discontinued operations
Summary Income Statement
Product sales	$ -	$ 7	$ -	$ 10
Cost of sales	-	(63)	(20)	(196)
Impairment charge related to
fixed assets	(38)	-	(38)	-
Sales and marketing expenses	-	(48)	-	(86)

Loss from discontinued operations	$(38)	$(104)	$ (58)	$(272)

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

Results of Operations

Three months ended September 30, 2006 compared to September 30, 2005

Revenues (in thousands):

	2006	2005	$ Change	% Change

Product Sales	$537	$560	$-23	-4%

R&D Revenues	1	-	1	100%

Royalty Revenue	120	172	-52	-30%

Total Revenues	$658	$732	$-74	-10%

The decrease in product sales is due to higher product sales to Estee Lauder and Infusion Biotechnologies in the three months ended September 30, 2005 of $71,000 and $93,000, respectively, compared to the three months ended September 30, 2006. This decrease in product sales was offset by higher product sales to Albrian International of $36,000, Vetoquinol USA of $70,000, and Genesis Pharmaceuticals of $50,000 in the three months ended September 30, 2006. The R&D revenues relate to fees paid to the Company by Complexions, a new customer, for product development services in the fourth quarter of 2006. The decrease in royalty revenue was related to a decline in royalties from J&J and Genesis Pharmaceuticals in 2006.

Costs and expenses (in thousands):

	2006	2005	$ Change	% Change

Cost of sales	$ 401	$ 509	$-108	-21%

Selling, general and administrative	447	381	66	17%

Litigation settlement costs	-	100	-100	-100%

Product development and
research	253	230	23	10%

Totals costs and expenses	$1,101	$1,220	$-119	-10%

As a percentage of product sales, cost of sales was 75% for the quarter ended September 30, 2006 and 91% for the quarter ended September 30, 2005. The decrease in cost of sales as a percentage of product sales relates to the sale of a product with a negative gross margin in 2005.

As a percentage of total revenues, selling, general and administrative expenses were 67% of revenues in the third quarter of 2006 compared to 52% for the third quarter of 2005. The increase in expenses was a result of sales & marketing expenses of $40,000 for our new product line, Miaj™. The remaining increase in expenses related to higher legal fees in 2006.

Litigation settlement costs in 2005 were related to a lawsuit between the Company and Ted's Taxidermy (among others), in which the Company paid a $70,000 settlement to Ted's Taxidermy and a $30,000 settlement to Brunozzi Transfer Company to indemnify them for fines related to the Company 's hazardous waste removal DEP case.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense (Income) (in thousands):

	2006	2005	$ Change	% Change

Interest Expense	$ 30	$ -	$30	100%

Interest (Income)	$(1)	$(3)	$ -2	-66%

Interest expense was related to the short term notes payable to Univest Management EPSP, controlled by Frank Gerardi, CEO and President of IGI.

Net loss (in thousands):

	2006	2005	$ Change	% Change

Loss from continuing operations	$(472)	$(511)	$ -39	-8%

Net loss per share from continuing
operations	(.04)	(.04)	-	-%

Loss from discontinued operations	$ (38)	$(104)	$ -66	-63%

Net loss per share from
discontinued operations	-	(.04)	-.04	-100%

The decrease in loss from continuing operations related to the decrease in costs of goods sold and the absence of litigation fees in the three months ended September 30, 2006.

The decrease in loss from discontinued operations was a result of operations ceasing as of July 10, 2006.

Nine months ended September 30, 2006 compared to September 30, 2005

Revenues (in thousands):

	2006	2005	$ Change	% Change

Product Sales	$1,393	$1,655	$-262	-16%

R&D Revenues	164	-	164	100%

Royalty Revenue	499	674	-175	-26%

Total Revenues	$2,056	$2,329	$-273	-12%

The decrease in product sales relates to no product sales being recorded for Estee Lauder in the nine months ended September 30, 2006 compared to $457,000 being recorded in the nine months ended September 30, 2005 offset by higher product sales to Vetoquinol USA of $200,000. The R&D revenues relate to fees paid to the Company by Genesis Pharmaceutical for product development services in connection with their new product line to be launched in 2007 as well as $1,000 of R&D revenue from Complexions, a new customer for the Company. The decrease in royalty revenue was related to a decline in royalties from J&J of $117,000 and Genesis pharmaceuticals of $78,000 in 2006 offset slightly by an increase of $25,000 from Estee Lauder.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs and expenses (in thousands):

	2006	2005	$ Change	% Change

Cost of sales	$1,092	$1,143	$ -51	-4%

Selling, general and administrative	1,324	1,016	308	30%

Litigation Settlement Costs	-	100	-100	-100%

Product development and
research	814	730	84	12%

Totals costs and expenses	$3,230	$2,989	$ 241	8%

As a percentage of product sales, cost of sales was 78% for the nine months ended September 30, 2006 and 70% for the nine months ended September 30, 2005. The slight increase in cost of sales as a percentage of product sales relates to the higher overhead and lower absorption of costs in 2006.

As a percentage of total revenues, selling, general and administrative expenses were 64% of revenues for the nine months ended September 30, 2006 compared to 48% for the nine months ended 2005. The increase in expenses was a result of a higher cost of shareholder reports in 2006 of $30,000, higher sales & marketing expenses of $130,000 relating to our new product line, Miaj™, higher salary expense in the finance department as a result of an additional support person being added in July of 2005 which amounted to $25,000, a reallocation of the business insurance expense to the finance department of $21,000 and higher professional fees of $63,000 plus other small increases in miscellaneous expenses.

Litigation settlement costs in 2005 were related to a lawsuit between the Company and Ted's Taxidermy (among others), in which the Company paid a $70,000 settlement to Ted's Taxidermy and a $30,000 settlement to Brunozzi Transfer Company to indemnify them for fines related to the Company 's hazardous waste removal DEP case.

Interest Expense (Income) (in thousands):

	2006	2005	$ Change	% Change

Interest Expense	$105	$ -	$105	100%

Interest Income	$ (6)	$(8)	$ -2	-25%

Interest expense was related to the short term notes payable to Univest Management EPSP, controlled by Frank Gerardi, CEO and President of IGI.

Net loss (in thousands):

	2006	2005	$ Change	% Change

Loss from continuing operations	$(1,273)	$(717)	$ 556	78%

Net loss per share from continuing
operations	(.10)	(.06)	.04	66%

Loss from discontinued operations	$ (58)	$(272)	$-214	-79%

Net loss per share from
discontinued operations	(.00)	(.02)	.02	100%

The increase in net loss related to the decrease in revenues and higher selling, general and administration costs for the nine months ended September 30, 2006.

The decrease in loss from discontinued operations was a result of operations ceasing as of July 10, 2006.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company's operating activities used $784,000 of cash during the nine months ended September 30, 2006 compared to $793,000 used in the comparable period of 2005. This use of cash is substantially related to the net loss for the Company.

The Company investing activities used no cash in the nine months ended September 30, 2006 compared to proceeds of $269,000 in investing activities in the nine months ended September 30, 2005. The proceeds are related to the sale of investment securities in 2005 offset by funds used for capital expenditures.

The Company's financing activities provided $440,000 of cash in the nine months ended September 30, 2006 compared to $340,000 provided by financing activities in the nine months ended September 30, 2005. The cash provided in 2005 and 2006 represents proceeds from the exercise of stock options, warrants and the private placement of stock.

The Company's principal sources of liquidity are cash and cash equivalents of approximately $21,000 at September 30, 2006 and cash from operations. The Company sustained net losses of $1,331,000 and $989,000 for the nine months ended September 30, 2006 and 2005, respectively, and had a working capital deficiency of $777,000 at September 30, 2006. The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's recurring operating losses and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

Currently, the Company's cash from operations are not sufficient to maintain operations or provide financing for the Company's future growth and business plan. In order to generate the working capital needed, the Company has signed an agreement of sale for a sale-leaseback of our corporate building for $1,600,000, to be accounted for as a financing transaction and a sale of a vacant parcel of land adjacent to our building for $225,000. The closing of the sale-leaseback transaction is subject to a contingency which currently has not been met and therefore is terminable by either party on or after October 16, 2006. The Company received a $30,000 refundable deposit in the first quarter of 2006 relating to the sale-leaseback transaction. Upon the earlier of the closing of the sale-leaseback transaction or December 31, 2006, the Company must repay the $1,000,000 loan provided to the Company by an affiliate of Frank Gerardi, its Chief Executive Officer, together with accrued interest, which loan is secured by the property which is subject to the sale-leaseback and at the same time must repay a $100,000 loan to Pharmachem, Inc. which was extended to the Company in October 2006 and which is also secured by such property. As of September 30, 2006, accrued interest on the Gerardi loan was approximately $120,000. If the sale-leaseback transaction does not materialize, the Company will be forced to seek alternative funding, of which there can be no assurance. If consummated, this transaction if accompanied by an increase in product sales that the Company hopes to achieve during the rest of 2006 and 2007 through new business arrangements may be sufficient to provide the capital needed to fund the Company through the end of November 2007 The Company's ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.

There have been no material changes to the Company's contractual commitments as reflected in the 2005 10-KSB Annual Report other than those disclosed in this Form 10-QSB.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as of the date of this report.

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

Insufficient cash to support operations

The Company currently is not generating sufficient cash to fund operations. There can be no assurance that the Company will have the ability to acquire the necessary cash to successfully continue operations.

Sarbanes Oxley 404 Implementation

The Company is faced with the task of implementing Sarbanes Oxley 404 ("SOX 404"). The Company may not have the proper resources to successfully implement SOX 404.

Licensing Agreement with Universal Chemical Technologies, Inc.

In February 2004, the Company signed a license agreement with UCT to utilize their patented technology for an electroless nickel boride metal finishing process. This venture required $913,000, of which $308,000 related to building improvements and $605,000 related to the purchase of equipment, to set up the operations at our facility. The Company has an exclusive license within a 150 mile radius of its facility for commercial and military applications. The Company has ceased operations of this division due to potential new customers of the consumer division not being comfortable with the metal finishing division being housed in the same facility as our Consumer Products division. The equipment relating to the finishing division is classified as held for sale as of September 30, 2006. The Company recorded an impairment charge of $175,000 on the plating line equipment in the fourth quarter of 2005 to record the equipment of this division at what management believed was its fair market value.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On July 10, 2006 the Company and the Board of Directors decided to discontinue the operations for the Metal Plating division and sell the related equipment to a third party. In accordance with Statement of Financial Standards No.144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("FAS 144"), the related assets have been classified as held for sale at the lower of its carrying amount or fair value less cost to sell on the Balance Sheet at September 30, 2006. This reporting segment, the Metal Plating Division, is classified as discontinued operations for all periods presented. Management recorded an additional impairment expense of $38,000 on the equipment in the third quarter of 2006 to record the value of the equipment at the estimated fair value less cost to sell. In November 2006, the Company received a letter of interest from UCT to buy the equipment from the Company for a price of $350,000. Because the Company owes UCT $89,000, the Company will only receive $261,000 if such transaction is consumated, of which there can be no assurance. They intend to remove the equipment from our facility at their expense and relocate it to a new facility. They anticipate the transaction to be completed by March 31, 2007. Frank Gerardi, the Company's Chairman and Chief Executive Officer, as well as a major IGI stockholder, has personally invested $350,000 in UCT, which represented less than a 1% ownership interest in UCT at the time it was made.

American Stock Exchange (AMEX) Continuing Listing Standards

On June 12, 2006, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its four most recent fiscal years and a minimum of $4,000,000 in stockholders' equity to remain listed of the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, and 2005 fiscal years. The Company's stockholders' equity at June 30, 2006 was $2.89 million.

On July 17, 2006, the Company submitted a plan of compliance to AMEX. AMEX had 45 days to review the plan and notify the Company whether they will accept the plan or if the Company will be subject to delisting procedures.

On September 1, 2006, the Exchange notified the Company that it has completed its review of IGI's plan of compliance and supporting documentation and has determined that, in accordance with Section 1009 of the Company Guide, the Plan makes a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards by the end of the Plan period and therefore its listing is being continued pursuant to an extension.  The targeted completion date to regain compliance with the continued listing standards is December 12, 2007.   Failure to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange.

The Company has also been notified by the American Stock Exchange ("Amex") that the Company has more shares outstanding than the Amex has recorded as listed. Under Section 301 of the Amex Company Guide, the Company may not issue unlisted shares. The Amex has asked the Company to investigate the situation. The Company believes that at least some of the shares in question were in fact listed. Because of management changes the Company has had difficulty in locating the listing applications for such shares. The Company intends to discuss with the Amex the appropriate resolution to the situation. Failure to satisfactorily resolve this issue with Amex could result in the Company being delisted from the American Stock Exchange.

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

Sales, net of appropriate cash discounts, product returns, and sales reserves are recorded upon shipment of products. Revenues earned under research contracts or sublicensing and supply agreements are either recognized when the related contract provisions are met, or, if under such contracts or agreements the Company has continuing obligations, the revenue is initially deferred and then recognized over the life of the agreement or at such time that the obligations are completed. Beginning in the first quarter of 2006, in accordance with Amendment No.2 to our Manufacturing and Supply Agreement with Genesis Pharmaceutical ("Genesis"), the Company recognized $30,000 of R&D revenues for product development for Genesis in the first quarter 2006 and $133,000 in the second quarter 2006. The revenue recognized was for development completed on nine new products for Genesis. The Company recognized $1,000 of R & D revenues in the third quarter 2006 from a new Company.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previously filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff's previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for the Company beginning in the fourth quarter of this fiscal year and management does not currently anticipate any adjustments to opening retained earnings resulting from the application of SAB 108.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 is effective for the Company beginning in 2008. The Company is currently evaluating the impact the adoption of FAS 157 will have on its consolidated financial statements.

Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices and interest rates.

The Company does not use derivative instruments. Changes in interest rates are not expected to have an adverse effect on the Company's financial condition or results of operations.

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

IGI, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

Other Matters

On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's storage site in Buena, New Jersey, and issued Notices of Violation ("Nova's") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge's decision of a fine in the amount of $35,000 in respect to the NOV's the Company received form the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. As a result, the balance accrued for the NOV was reversed and is reflected in other income in the amount of $24,000 for the nine month period ended September 30, 2006. The Company was notified in June 2006 that the DEP has appealed the judge's decision and the decision is pending before an appellate court.

On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing site. The remediation was completed by September 30, 2003. The Company has spent approximately $540,000 to date on the cleanup and associated costs and $50,000 remains accrued as of September 30, 2006. There will be periodic monitoring performed, which is projected to span over the next three years. The estimated cost of the monitoring is included in the accrual.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, July 12, and September 28, 2006, three investors, each exercised warrants to purchase 26,666 shares of the Company's common stock at $.90 per share.  The Company issued the Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933.  The Company used the funds resulting from such exercise for working capital.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

The Company has also been notified by the American Stock Exchange ("Amex") that the Company has more shares outstanding than the Amex has recorded as listed. Under Section 301 of the Amex Company Guide, the Company may not issue unlisted shares. The Amex has asked the Company to investigate the situation. The Company believes that at least some of the shares in question were in fact listed. Because of management changes the Company has had difficulty in locating the listing applications for such shares. The Company intends to discuss with the Amex the appropriate resolution to the situation. Failure to satisfactorily resolve this issue with Amex could result in the Company being delisted from the American Stock Exchange.

ITEM 6. Exhibits

10.1	Letter Agreement, dated July 21, 2006 between IGI, Inc. and Univest Management EPSP, c/o Frank Gerardi, Trustee. (incorporated by reference from Exhibit 10.1/99.1) to 8-K filed on July 27, 2006.

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

IGI, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI, Inc.
(Registrant)

Date: November 14, 2006	By:	/s/ Frank Gerardi

Frank Gerardi
Chairman and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
