Form 10KSB
period 2006-12-31
IGI INC
filed 2007-04-02
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-08568

IGI, Inc.
(Name of small business issuer in its charter)

Delaware	01-0355758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Lincoln Ave., Buena, NJ (Address of principal executive offices)	08310 (Zip Code)

Registrant's telephone number: (856) 697-1441

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock-$0.01 Par Value	American Stock Exchange

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

Issuer's revenues for its most recent fiscal year were $2,620,000.

The aggregate market value of the registrant's common stock held by non-affiliates on March 28, 2007 (based on the closing stock price on the American Stock Exchange) on such date was approximately $4,398,000

As of March 28, 2007, there were 14,612,899 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 10, 2007 is incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]


PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

      IGI, Inc. ("IGI" or the "Company") was incorporated in Delaware in 1977. Its executive offices are at 105 Lincoln Avenue, Buena, New Jersey. The Company is principally engaged in the development and manufacturing of topical semi solid and liquid products for pharmaceutical, cosmeceutical and cosmetic companies with or without its proprietary encapsulation technology.

      In December 1995, IGI distributed its ownership of its majority-owned subsidiary, Novavax, Inc. ("Novavax"), in the form of a tax-free stock dividend, to IGI stockholders. In connection with the distribution, the Company paid Novavax $5,000,000 and assigned them all IP related to the encapsulation technologies. As per the distribution agreement, Novavax licensed back to IGI the exclusive use of technologies in certain fields for a period of ten-years with an option to renew it for another ten years on a payment of $1,000,000 license fee. The license (the "IGI License Agreement") entitled IGI to the exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field"). IGI exercised its option on December 12, 2005 to extend the exclusive license for an additional ten-year period for $1,000,000. In 2006, the Company sublicensed back to Novavax certain rights with respect to animal pharmaceuticals and biologicals.

      IGI's business is primarily focused on the continued commercialization of the Microencapsulation Technologies for skin care applications. These efforts have been directed toward high quality skin care products that the Company helps develop and manufactures for pharmaceutical, cosmetic and consumer products companies. IGI plans to continue to work with cosmetics, personal care products and over-the-counter ("OTC") pharmaceutical companies for commercial application of its encapsulation technologies.

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

      In the second quarter of 2006, the Company launched MIAJ™, its own line of anti-aging skin care products. The line consists of ten products. The line also contains its proprietary and patented 10% pure vitamin C serum product. The MIAJ™ line of products is currently available via the Internet at www.miaj.com. The Company intends to sell these products through other marketing channels by collaborating with other companies expert in selling through a particular market channel.

      In December 2006, the Company purchased three fully automatic filling and packaging lines to enhance the services we provide to our customers. This equipment will allow the Company to fill the products we currently manufacture and ship in bulk form.

      On October 11, 2006, the Company signed an agreement with DermWorx, Inc. to exclusively license, develop and manufacture a series of dermatological specialty products utilizing its encapsulation technology, for Dermworx. The agreement currently calls for the Company to receive product development fees, manufacturing revenues and royalties on product sales from Dermworx. In addition, the agreement also calls for IGI to receive shares of DermWorx stock which would result in IGI holding approximately 19.9% of the issued and outstanding shares of common stock of DermWorx. Due to its inability to raise capital in the required time frame, Dermworx was not able to make the second payment to the Company for such exclusive license, as a result, Dermworx only has rights to one product. The agreement is now being renegotiated for the benefit of both of the companies. The first installment of $250,000 received by the Company was recorded as deferred income for the year ended December 31, 2006. The Company will recognize those fees as per the renegotiated agreement.


      Metal Plating Business  In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize its patented technology for an electroless Nickel Boride metal finishing process. This was a new venture for the Company and the Company had capital expenditures of approximately $913,000, related to building improvements and purchase of equipment, spread over 2004 and 2005. However, due to below expected sales performance and objections by customers to having the plating line next to the pharmaceutical operation, the Company ceased operations of the metal finishing division in November 2005. The business was classified as discontinued operation in the third quarter of 2006 and an impairment charge of $175,000 was previously recorded in the fourth quarter of 2005 on the equipment for the plating line. On July 10, 2006, the Company's Board of Directors along with management accepted a plan to sell the plating equipment to a third party. Management recorded an additional impairment expense of $38,000 for the equipment in the third quarter of 2006 to record the equipment at its current fair market value less costs to sell. In the first quarter of 2007, the Company received a purchase order and deposit in the amount of $130,000 toward the purchase of the plating equipment from UCT to re-purchase the equipment back from the Company. The purchase price of the equipment of $260,000 represents the equipment net of outstanding liabilities in the amount of $118,000 owed to UCT by the Company.

Manufacturing

      The Company's manufacturing operations include bulk manufacturing and testing of conventional cosmetics, dermatologicals, emulsions, shampoos and the Novasome® based products. As previously noted, the Company will have the ability to fill the products it manufactures beginning in the second quarter of 2007. The raw materials used for these products are available from several suppliers. The Company has manufacturing capacity to meet its current and foreseeable needs.

Research and Development

      The Company's consumer products development efforts are directed toward Novasome® encapsulation to improve performance and efficacy of specialty chemicals, cosmetics, consumer products, and pharmaceutical products. Total product development and research fees were $1,065,000 and $949,000 in 2006 and 2005, respectively.

Patents and Trademarks

      Under the terms of the 1995 IGI License Agreement, the Company has an exclusive ten-year license to use the Patented Technologies licensed from Novavax in the IGI Field. Novavax holds 44 U.S. patents and a number of foreign patents covering the Technologies licensed to IGI with various expiration dates thru 2021. The Company also owns the Miaj trademark.

Government Regulation and Regulatory Proceedings

Government Regulations

      In the United States, pharmaceuticals, including over-the-counter products that are manufactured by the Company, are subject to rigorous Food and Drug Administration ("FDA") regulations. The Company is required to obtain a satisfactory inspection by the FDA covering its manufacturing facilities before a product can be marketed in the United States. Any non-compliance with the regulatory guidelines may necessitate corrective action that may result in additional expenses and use of more resources.

      In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's analytical service group uses certain hazardous materials and chemicals in limited and controlled quantities. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Intense Competition in the Marketplace

      The Company competes with large, well-financed cosmetic, pharmaceutical and consumer products companies, with development and marketing groups that are experienced in the industry and possess far greater resources than those available to the Company. There is no assurance that the Company's products can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company's customers that use the Company's encapsulation technology in their products may decide to reduce their purchases from the Company or shift their business to other suppliers.

Dependence on Major Customers

      The Company's major customers are Vetoquinol USA, Genesis Pharmaceuticals, and Albrian International. The loss of any of these customers would have a material adverse effect on the Company. Major customers of the Company have sales for the latest fiscal year equal to or greater than 10% of that years gross product sales. Estee Lauder continues to be a major customer representing at least 20% of our royalty revenues for the year 2006.

Employees

On March 25, 2007, the Company had 19 full-time employees. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

Executive Officers of the Company

      The following table sets forth (i) the name and age of each executive officer of the Company as of March 31, 2007, (ii) the position with the Company held by each such executive officer and (iii) the principal occupation held by each executive officer for at least the past five years.

Name	Age	Officer Since	Principal Occupation and Other Business Experience During Past Five Years
Rajiv Mathur	52	2007

Appointed Chief Executive Officer on January 1, 2007. Mr. Mathur was Vice President of Topical Technologies at Cardinal Health, 2001 to 2006; prior to that he worked for IGI, Inc. from 1986 to 2001 in various capacities.

Nadya Lawrence	38	2001	Appointed Vice President of Operations in 2001. Prior to that, Ms. Lawrence served as the Company's R&D Technical Director and R&D Manager from 1995 to 2001.
Carlene Lloyd	34	2004	Appointed Vice President of Finance in July 2004. Prior to that, Ms. Lloyd served as the Company's Controller and Senior Accountant from 1999 to 2004.

Mr. Gerardi had been Chief Executive Officer through December 31, 2006 and was replaced by Mr. Mathur in January 2007.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's executive administrative offices are located in Buena, New Jersey, in a 25,000 square foot facility built in 1995, which the Company owns. This facility is also used for production, product development, marketing and warehousing for the Company's cosmetic, pharmaceutical and personal care products. The Company also owns four acres of land adjacent to its main facility that can be used for future expansion. During 2006 Univest Management, Inc. held a first mortgage on the Company's real property, securing principal and interest payments on a note in the principal amount of $1,000,000. During part of 2006, Pharmachem Laboratories, Inc. held a second mortgage on such property securing a $100,000 loan. The Univest loan was repaid in March 2007 and the Pharmachem loan was repaid in 2006.

      The Company was previously a party to an agreement of sale-leaseback with Bellevue Properties, LLC for the above-described facility and land building and the adjacent land. The closing of the agreement was subject to a contingency and, as amended became terminable by either party on or after October 16, 2006 if the contingency was not met by such date On March 28, 2007 the Company terminated the agreement; the contingency not having been met as of such date.

ITEM 3. LEGAL PROCEEDINGS

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its now divested Companion Pet Products manufacturing site. The remediation was completed in September 30, 2003. The Company has spent approximately $562,000 to date on the cleanup. Periodic soil monitoring will be required for the next two years at an estimated cost of $90,000, which has been accrued as of December 31, 2006. The Company received a monetary settlement of $181,000 in December 2005 from one of its prior insurance carriers and was recorded in other income in the Statement of Operations for the year ended December 31, 2005.

      The adjacent property was also affected by this contamination and the Company was involved in a lawsuit with the property owner. IGI believes that it has performed the required soil remediation of the adjacent property. In 2005, IGI settled the case for $70,000. The settlement was recorded in Selling, General and Administration Expenses in the Statement of Operations for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the last quarter of 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company has never paid cash dividends on its Common Stock. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

      The principal market for the Company's Common Stock ($.01 par value) (the "Common Stock") is the American Stock Exchange ("AMEX") (symbol: "IG"). On June 12, 2006, AMEX notified the Company that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its four most recent fiscal years and a minimum of $4,000,000 in stockholders' equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, and 2005 fiscal years. The Company's stockholders' equity at December 31, 2006 was $2.1 million. On July 17, 2006, the Company submitted a plan of compliance to AMEX. AMEX had 45 days to review the plan and notify the Company whether they will accept the plan or if the Company will be subject to delisting procedures. On September 1, 2006, the Exchange notified the Company that it has completed its review of IGI's plan of compliance and supporting documentation and has determined that, in accordance with Section 1009 of the Company Guide, the Plan makes a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards by the end of the Plan period and therefore its listing is being continued pursuant to an extension. The targeted completion date to regain compliance with the continued listing standards is December 12, 2007. Failure to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange.

      In 2006, the Company was also notified by the American Stock Exchange ("Amex") that the Company has more shares outstanding than the Amex has recorded as listed. Under Section 301 of the Amex Company Guide, the Company may not issue unlisted shares. The Amex has asked the Company to investigate the situation. The Company believes that at least some of the shares in question were in fact listed. Because of management changes the Company has had difficulty in locating the listing application for such shares. The Company has filed an additional listing of application for the shares in question and we are awaiting a response. Failure to satisfactorily resolve this issue with Amex could result in the Company being delisted from the American Stock Exchange.

The following table shows the range of high and low closing sale prices on the AMEX for the periods indicated:

	High	Low

2006
First quarter	$1.35	$ .81
Second quarter	1.45	.80
Third quarter	2.05	1.02
Fourth quarter	2.07	.90

2005
First quarter	$1.40	$ .95
Second quarter	1.35	.97
Third quarter	1.34	.94
Fourth quarter	.98	.67

The approximate number of holders of record of the Company's Common Stock at March 25, 2007 was 656 (not including stockholders for whom shares are held in a "nominee" or "street" name).

Recent Sales of Unregistered Securities

      Pursuant to a Private Placement Memorandum ("Private Placement") dated March 7, 2007, the Company issued 1,500,000 shares to an accredited investor, Pharmachem Laboratories, Inc for gross proceeds of $1,500,000. The Company granted Pharmachem the right to have its shares included in one registration (except in the case it suffers a cutback of its shares) of the company securities ("piggyback registration rights) until January 1, 2010, with certain exception and subject to certain rights of the Company to cutback shares to be included in the registration.

      The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

      In connection with the transaction the Company paid $112,500 to Landmark Financial Corporation, 22,123 shares to Landmark and issued a warrant to purchase 150,000 shares at $1.00 per share expiring March 7, 2009. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

      The Company used the proceeds to repay $1,164,000 in principal and accrued interest to Univest Management, Inc., an entity controlled by Frank Gerardi, to pay Landmark its fee and for general working capital purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

      This "Management's Discussion and Analysis or Plan of Operation" section and other sections of this Annual Report on Form 10-KSB contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. (See "Factors Which May Affect Future Results" below.) Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      During 2006, the Company continued its efforts to expand the commercialization of the licensed Novasome® technology through initiation of product development agreements with new and existing customers. Several of these product development agreements were signed over the last 6 months period and are in execution phase. These products are projected to be commercialized by the end of this year, which is the typical timeline required to develop and manufacture commercial quantities of new cosmetic products. The Company launched its first product line under the name Miaj™ through direct to consumer internet sales, in June 2006. The lack of funding to advertise the product line resulted in much lower than expected sales of Miaj™ and build up of inventory. Some of the products in the inventory are dated and have limited shelf life, therefore the Company recorded an impairment charge of $70,000 in the fourth quarter of 2006 for these products.

      The year 2006 proved to be a difficult one for the Company. The effort to expand our licensed Novasome® technology was a difficult task with such a limited amount of cash. The results for the year 2006 reflect our difficulties. The Company continued to depend on non-operational cash flow to sustain the Company; this cash flow was provided when certain of the Company's directors exercised stock options and warrants associated with the 2005 private placement completed during 2006.

      In November 2006, the Company established a $1,000,000 line of credit with Pharmachem Laboratories Inc. to assist with cash flow. The funds could be borrowed and re-borrowed from time to time at a rate of 1.5% above Wall Street Prime rate. This line of credit was replaced in 2007.


      In January 2007, the Company appointed Rajiv Mathur as its President and CEO to provide vision and lead the company to profitability. Mr. Mathur has a diverse experience background of 30 years in pharmaceutical and consumer product companies. Most recently he was Vice President of Topical Division of Cardinal Health. He served on IGI's Board of Directors since September 2005. Due to his prior affiliation with IGI, Mr. Mathur has an in depth knowledge of our Novasome technology. He brings with him a new vision and focus for IGI utilizing our strengths and resources, as well as an aggressive business plan to bring this Company into profitability. Our business plan for 2007 includes the upgrading of our manufacturing and expanding our production services to include filling and packaging capabilities. These additions will provide turn key solutions to our existing and potential customers. We anticipate that our high-speed packaging services to be operational by the second quarter of 2007. We currently have orders in house from several of our existing customers to provide turn key operation. In addition to this, we are going to strengthen our technology base by adding new patents and increase our R&D product pipeline. In order to achieve its goal, the Company will enhance its employee talent base by recruiting high caliber experienced individuals.

Results of Operations

2006 Compared to 2005

The Company had a net loss of $1,667,000, or $(.13) per share, in 2006 compared to a net loss of $1,298,000, or $(.11) per share, in 2005 which resulted from the following:

      Total revenues for 2006 were $2,620,000, which represented a decrease of $235,000 from revenues of $2,855,000 in 2005. Licensing and royalty income of $657,000 in 2006 decreased by $213,000 compared to 2005, primarily as a result of a decrease in Genesis Pharmaceutical royalties and a decrease of J&J Consumer royalties which were partially offset by an increase royalty revenue from Estee Lauder . The Company believes the declining royalties from J&J Consumer is related to the normal life cycle of a product and that these royalties will continue to decline.

      Product sales of $1,787,000 in 2006 decreased $198,000, or 10%, compared to 2005 due mainly to a loss of product sales in 2006 to Estee Lauder but this loss was partially offset by higher sales in 2006 to Albrian International and to Vetoquinol USA.

      Cost of sales decreased by $133,000, or 9%, in 2006 as compared to 2005. As a percentage of product sales, cost of sales increased slightly from 78% in 2005 to 79% in 2006. The cost of sales for 2006 included an inventory impairment charge of $70,000 to record our Miaj product line at the lower of cost or market. Several of the products in this product line have a limited shelf life and revenues from these products may never be recognized.

      Selling, general and administrative expenses increased by $538,000, or 34%, from $1,567,000 in 2005 to $2,105,000 in 2006. These expenses were 80% of revenues for 2006 compared to 55% in 2005. The increase is primarily due to severance fees recorded in the amount of $190,000 for our former CEO, higher professional fees of $165,000, and higher Board of Directors fees of $57,000 recorded in 2006. A portion of the increase in professional fees in 2006 related to the recognition of $92,000 of legal fees related to the sale-leaseback agreement that the Company was a party to in 2006. The Company has cancelled the agreement in March 2007 and therefore, all legal fees related to the agreement with services provided in 2006 were expensed in 2006.

      Product development and research expenses increased by $116,000 in 2006, or 12%, compared to 2005. The increase in 2006 relates to $100,000 of amortization of the Novasome licensing fee paid by the Company in paid in December 2005 for the ten year extension of the Novasome technology.

      Interest expense amounted to $129,000 (net of income) in 2006 compared to interest expense of $4,000 (net of income) in 2005. The interest expense in 2006 relates to the short term notes payable recorded in December 2005.

The tax benefit of $458,000 in 2006 and $280,000 in 2005 was a result of the sales of a portion of the Company's state tax operating loss carry forwards.

      The loss related to discontinued operations for the Company amounted to $58,000 for 2006 compared to a loss of $479,000 for 2005 a decrease of $421,000, or 88%. The decrease of loss was due to the shutdown of operations in 2006 for the segment. In 2005, there were sales of $12,000, cost of goods sold of $379,000 (including an impairment charge of $175,000) and selling, general and administrative costs of $112,000 compared to costs in 2006 consisting of depreciation for $20,000 and an impairment charge for $38,000 on the equipment.

Liquidity and Capital Resources

      The Company's operating activities used $377,000 in 2006, compared to $877,000 used during 2005. The decrease in cash used in 2006 was primarily due to the increase in accounts payable and deferred income offset by the larger loss and the increase in inventory.

      The Company's investing activities used $133,000 of cash in 2006 compared to $752,000 used in 2005. Cash used in investing activities in 2005 were a result of the sale of the marketable securities in the amount of $335,000 offset by the payment of $1,000,000 to Novavax to extend its license agreement for an additional 10 years. The cash used in 2006 investing activities of $133,000 was for the packaging and filling machinery purchased in the fourth quarter of 2006.

      The Company's financing activities provided $764,000 of cash in 2006 compared to $1,614,000 provided in 2005. The cash provided in 2006 was from the proceeds from the exercise of stock options by a former director, former employees, and current directors of the Company and from the exercise of the four warrants (described below) in the amount of $364,000, also, $100,000 was from the private placement sale of one unit of 133,333 shares of common stock and $300,000 from the borrowings under the Pharmachem line of credit. The cash provided in 2005 was (i) related to the note payable in the amount of $1,000,000 established by the Company with Univest Management Inc., a company owned by Frank Gerardi, IGI's Chairman and Former CEO, in order to exercise its option to extend its license agreement as noted above; (ii) $300,000 from the private placement sale of (3) units, each consisting of 133,333 shares of common stock and warrants to purchase 26,666 shares of common stock at an exercise price $0.90 per share: and (iii) the exercise of stock options for $338,000.

      Our business operations have been partially funded over the past three years through the exercise of stock options by our directors and officers. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

      As previously stated, in November 2006, the Company established a twelve-month $1,000,000 secured line of credit (secured by the Company's assets other than real property) with Pharmachem Laboratories Inc. to assist with cash flow. The funds could be borrowed and re-borrowed from time to time at a rate of 1.5% above Wall Street Prime rate. This line of credit was cancelled in January of 2007 when Pharmachem Laboratories Inc. agreed to participate in a private placement for 1,500,000 shares of common stock for $1,500,000. This transaction was completed in March 2007. The Company repaid the outstanding note payable plus accrued interest to Univest Management, Inc. with the funds from the private placement in March 2007. The Company subsequently established another secured line of credit of $1,000,000 in January 2007, which expires in July 2008, with Pinnacle Mountain Partners, LLC, a company owned by Dr. and Mrs. Hager, major shareholders of the Company, under substantially the same terms as the Pharmachem line of credit, except that the Pinnacle line of credit expires eighteen months from issuance.

Risk Factors

      The Company could be affected by various risks, many of which are beyond its control. Based on current information the Company believes that the following are the most significant risk factors that are affecting its business. However, the risks and uncertainties that Company faces are not limited to those discussed below. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial could also affect its business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Intense Competition in Consumer Products Business

The industry segments in which the Company competes are subject to intense competitive pressures

      The Company's business competes with large, well-financed cosmetic, pharmaceutical and consumer products companies with development and marketing groups that are experienced in the industry and possess far greater resources than those available to the Company. There is no assurance that the Company's products can compete successfully against its competitors or that it can develop and market new products that will be favorably received in the marketplace. In addition, certain of the Company's customers that use the Company's Novasome® lipid vesicles in their products may decide to reduce their purchases from the Company or shift their business to other suppliers.

Effect of Rapidly Changing Technologies

      The Company expects to sublicense its technologies to third parties, which would manufacture and market products incorporating these technologies. However, if its competitors develop new and improved technologies that are superior to the Company's technologies, its technologies could be less acceptable in the marketplace and therefore the Company's planned technology sublicensing could be materially adversely affected.

Failure to Obtain Required Financing

      If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or other type of financing. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

American Stock Exchange (AMEX) Continuing Listing Standards

      On June 12, 2006, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its four most recent fiscal years and a minimum of $4,000,000 in stockholders' equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, and 2005 fiscal years. The Company's stockholders' equity at December 31, 2006 was $2.1 million.

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

      In 2006, the Company was also notified by the American Stock Exchange ("Amex") that the Company has more shares outstanding than the Amex has recorded as listed. Under Section 301 of the Amex Company Guide, the Company may not issue unlisted shares. The Amex has asked the Company to investigate the situation. The Company believes that at least some of the shares in question were in fact listed. Because of management changes the Company has had difficulty in locating the listing application for such shares. The Company has filed an additional listing application for the shares in question and we are awaiting a response. Failure to satisfactorily resolve this issue with Amex could result in the Company being delisted from the American Stock Exchange.

Recent Pronouncements

      In June 2006, the FASB issued Financial Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. These provisions are effective for the Company beginning in the first quarter of 2007. The Company has assessed the impact of this statement and currently does not believe that the adoption will have a material effect on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements. SAB No. 108 addresses how to quantify the effect of an error on the financial statements and requires a dual approach to compute the materiality of the misstatement. Specifically, the amount of the misstatement is to be computed using both the "rollover" (i.e., the current year income statement perspective) and the "iron curtain" (i.e., the year-end balance sheet perspective). SAB No. 108 is effective for all fiscal years ending after November 15, 2006, and accordingly, the Company adopted SAB No. 108 in the fourth quarter of 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial condition or its results of operations.

      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's results of operations or financial position.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The Company is currently evaluating the impact this statement may have on its consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial condition and results of operations.

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

Environmental Remediation Liability

      On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. Based on the initial information from the contractor, the Company originally estimated the cost for the cleanup and remediation to be $310,000. In September 2001, the contractor updated the estimated total cost for the cleanup and remediation to be $550,000. In December 2006, a further update was performed and the final estimated costs were increased to $652,000, of which $90,000 remains accrued as of December 31, 2006. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company's estimates.

Long-Lived Assets

      The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During 2006, the Company recorded an impairment charge of $38,000 to further reduce the carrying value of the equipment relating to the discontinued metal plating division to its fair value.

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

Revenue Recognition

      The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred or contractual services rendered, the sales price is fixed or determinable, and collection is reasonably assured in conformity with SAB No. 104, Revenue Recognition.

      The Company derives its revenues from three basic types of transactions: sales of manufactured product, licensing of technology, and research and product development services performed for third parties. Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition policies for each.

      Product Sales: The Company recognizes revenue when title transfers to its customers, which is upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products.


      Licensing Revenues: Revenues earned under licensing or sublicensing contracts are recognized ratably over the life of the agreements. Advance payments by customers are initially recorded as deferred income on the Consolidated Balance Sheet and then recognized ratably over the life of the agreement or as contract obligations are completed.

      Product Development Services:  The Company establishes agreed upon product development agreements with its customers to perform product development services. Product development revenues will be recognized in accordance with the product development agreement upon the completion of the phases of development and when we have no future performance obligations relating to that phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. These payments are generally non-refundable and are reported as deferred until they are recognizable as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed.

      In making such assessments, judgments are required to evaluate contingencies such as potential variances in schedule and the costs, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Billings on research and development contracts are typically based upon terms agreed upon by the Company and customer and are stated in the contracts themselves and do not always align with the revenues recognized by the Company. On occasions when revenue recognized exceeds the milestone or progress billed to our customer, an "unbilled" receivable is recorded on our Consolidated Balance Sheet.

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

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto listed in the accompanying index to financial statements (Item 13) are filed as part of this Annual Report and incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures are not completely effective because of material financial weaknesses as of the end of the period covered by this report with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. These weaknesses, which are disclosed below, were identified during our fiscal 2006 evaluation of internal control over financial reporting. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company has determined that there are material weaknesses among its internal controls upon the discovery of theft within the Company. The Company is currently taking steps to revise our procedures to reduce the possibility of fraud occurring again in the future. In early 2007, the Company uncovered that some of its checks were forged by an employee, with its books reflecting that the amounts indicated on the checks were actually being paid to vendors (the "Theft"). The Theft totaled approximately $80,000 over 42 months. The Company has implemented controls to help prevent future occurrences. The failure to prevent the fraud or detect it earlier is a material weakness in the internal control over financial reporting and the Disclosure Controls and Procedures.

      In a report to the Audit Committee of our Board of Directors and management of the Company, delivered by our independent audit firm, Amper, Politziner & Mattia P.C. on March 29, 2007 in connection with their audit of our financial results for the year ended December 31, 2006, two items were identified to be material weaknesses in our internal controls. A "material weakness" is a significant deficiency in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Our material weaknesses were inadequate segregation of duties in the accounting/finance department and management overrides of controls. As a result of these material weaknesses, our internal control over financial reporting is ineffective. The Company is currently evaluating the steps necessary to alleviate these material weaknesses. We will be adding additional management oversight controls to alleviate the lack of segregation of duties. We believe the process of compliance with the Sarbanes-Oxley Regulation will help us further define those steps. In addition, we hope to hire an additional support person for the accounting department in the second quarter 2007. The impact of the above conditions did not affect the results of this period or any prior period.

      Changes in Internal Control over Financial Reporting. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, the failure to prevent the Theft or detect it earlier is a material weakness in the internal control over financial reporting and the Disclosure Controls and Procedures.

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

      Sarbanes-Oxley 404 Compliance ("SOX 404"). It is anticipated that Management will begin conducting an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission sometime in the second quarter of 2007. The assessment process will require significant amounts of management time and resources, thus management plans to engage a consulting firm to assist in the process.

ITEM 8B. OTHER INFORMATION

      In December 2006, the Company acquired packaging and filling equipment from A & M Consultants, an entity owned by the spouse of Rajiv Mathur our current CEO. The purchase price of the equipment was $133,000 and was payable in 10 days. A finder's fee of $10,000 to A & M Consultants was included in the purchase price of the equipment.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      A portion of the information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's 2007 Annual Meeting of Stockholders (the "2007 Proxy Statement") under the captions "PROPOSAL 1-Election of Directors-Nominees for Election as Directors," "Committees of the Board-Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" which are incorporated herein by this reference. Officers are elected on an annual basis and serve at the discretion of the Board of Directors. The Company expects to file the 2007 Proxy Statement no later than April 30, 2007.

      The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company and its subsidiaries. The Company's code of ethics is available at its web site at www.askigi.com.

ITEM 10. EXECUTIVE COMPENSATION

      The information required by this item is contained in the Company's 2007 Proxy Statement under the captions "EXECUTIVE COMPENSATION-Employment Agreements," "EXECUTIVE COMPENSATION-Summary Compensation Table", "EXECUTIVE COMPENSATION-Stock Options", and "Director Compensation and Stock Options" and is incorporated herein by this reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      A portion of the information required by this item is contained in the Company's 2007 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

Securities Authorized For Issuance Under Equity Compensation Plans

      The following table includes information as of December 31, 2006 relating to the Company's 1999 Stock Incentive Plan, the 1999 Director Stock Option Plan and the 1998 Director Stock Plan, which comprises all of the equity compensation plans of the Company. The table provides the number of securities to be issued upon the exercise of outstanding options under such plans, the weighted-average exercise price of such outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	1,818,548	$1.56	1,321,995
Equity compensation plans not approved by security holders	-	-	-
Total	1,818,548	$1.56	1,321,995

(1)

Includes information with respect to the 1989 Stock Option Plan, 1991 Stock Option Plan, 1999 Stock Incentive Plan, the 1999 Director Stock Option Plan, as such items do not apply to the 1998 Directors Stock Plan.

(2)	Includes information with respect to the 1989 Stock option Plan, 1991 Stock Option Plan, 1999 Stock Incentive Plan, the 1999 Director Stock Option Plan, and the 1998 Directors Stock Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in the Company's 2007 Proxy Statement under the captions "Proposal-1 Election of Directors-Independence, "Propsal-1 Election of Directors-Committees of the Board" (first paragraph) and "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 13. EXHIBITS

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet, December 31, 2006

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005.

Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) for the years ended December 31, 2006 and 2005.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is contained in the Company's 2007 Proxy Statement under the caption "Relationship with Independent Public Accountants" and is incorporated herein by this reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	IGI, Inc.

April 2, 2007	By: /s/ Rajiv Mathur
Rajiv Mathur President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Rajiv Mathur	President and Chief Executive Officer	April 2, 2007

Rajiv Mathur

/s/ Frank Gerardi	Chairman of the Board	April 2, 2007

Frank Gerardi

/s/ Carlene A. Lloyd	Vice President of Finance	April 2, 2007

Carlene A. Lloyd

/s/ Stephen J. Morris	Director	April 2, 2007

Stephen J. Morris

/s/ Terrence O'Donnell	Director	April 2, 2007

Terrence O'Donnell

/s/ Sunil Pai	Director	April 2, 2007

Sunil Pai

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
IGI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of IGI, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive (loss) for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the IGI, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with U.S generally accepted accounting principles.

During the year ended December 31, 2006, the Company has changed its method of accounting for stock-based compensation.

/s/ AMPER, POLITZINER & MATTIA, P.C.

March 31, 2007
Edison, New Jersey

IGI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2006
(in thousands, except share and per share information)

2006

ASSETS
Current assets:
Cash and cash equivalents	$619
Restricted cash	50
Accounts receivable, less allowance for doubtful accounts of $34	197
Licensing and royalty income receivable	91
Inventories	485
Prepaid expenses and other current assets	45
Assets of discontinued operations held for sale	350

Total current assets	1,837

Property, plant and equipment, net	2,396
License fee, net	900
Other assets	10

Total assets	$5,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable- related party	$1,145
Note payable	306
Accounts payable	505
Accrued expenses	417
Deferred income, current	400
Liabilities of discontinued operations	118

Total current liabilities	2,891
Deferred income, long term	59

Total liabilities	2,950

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 15,056,516 shares issued and 13,090,776 shares outstanding	151
Additional paid-in capital	25,569
Accumulated deficit	(22,132)
Less treasury stock, 1,965,740 shares at cost	(1,395)

Total stockholders' equity	2,193

Total liabilities and stockholders' equity	$5,143

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2006 and 2005
(in thousands, except share and per share information)

	2006	2005

Revenues:
Sales, net	$1,787	$1,985
Licensing and royalty income	657	870
Research and development income	176	-

Total revenues	2,620	2,855

Costs and Expenses:
Cost of sales	1,388	1,541
Selling, general and administrative expenses	2,105	1,567
Product development and research expenses	1,065	949

Operating (loss)	(1,938)	(1,202)
Interest (expense), net	(129)	(4)
(Loss) on sale of investment securities	-	(74)
Other income, net	-	181

Loss from continuing operations before benefit from income taxes	(2,067)	(1,099)
Benefit from income taxes	458	280

Loss from continuing operations	(1,609)	(819)
Discontinued operations: (Note 14)
Loss from discontinued operations	(58)	(479)

Net loss	$(1,667)	$(1,298)

Basic and Diluted (Loss) per Share
Continuing operations	$(.13)	$(.07)
Discontinued operations	(.00)	(.04)

	(.13)	(.11)

Weighted average shares of common stock outstanding
Basic and diluted	12,845,711	11,971,337

The accompanying notes are an integral part of the consolidated financial statements.


IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006 and 2005
(in thousands)

	2006	2005

Cash flows from operating activities:
Net (loss)	$(1,667)	$(1,298)
Reconciliation of net (loss) to net cash used in operating activities:
Depreciation and amortization	271	300
Impairment charge for equipment of discontinued segment	38	175
Loss on sale of marketable securities	-	74
Bad debt expense	29	14
Provision for write down of inventory	70	-
Recognition of deferred income	(87)	(169)
Stock-based compensation expense	38	2
Amortization of license fee	100	-
Changes in operating assets and liabilities:
Accounts receivable	41	22
Licensing and royalty income receivable	56	8
Inventories	(294)	(12)
Prepaid expenses and other assets	68	(103)
Accounts payable and accrued expenses	606	50
Deferred income	354	60

Net cash used in operating activities	(377)	(877)

Cash flows from investing activities:
Capital expenditures	(133)	(87)
Payment of license fee	-	(1,000)
Proceeds from sale of marketable securities	-	335

Net cash used in investing activities	(133)	(752)

Cash flows from financing activities:
Borrowings from notes payable	300	1,000
Proceeds from private placement of common stock, net of expenses	100	276
Proceeds from exercise of common stock options and warrants	364	338

Net cash provided by financing activities	764	1,614

Net increase (decrease) in cash and cash equivalents	254	(15)
Cash and cash equivalents at beginning of year	365	380

Cash and cash equivalents at end of year	$619	$365

Supplemental cash flow information:

Cash payments for interest	$-	$-
Cash (receipt) from taxes	(458)	(274)

The accompanying notes are an integral part of the consolidated financial statements.


IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS)
for the years ended December 31, 2006 and 2005
(in thousands, except share information)

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Comprehensive (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity

	Common Stock
	Shares	Amount

Balance, December 31, 2004	13,547,520	$135	$24,467	$(32)		$(19,167)	$(1,395)	$4,008

Stock options exercised	537,000	6	332					338
Issuance of stock pursuant to a private placement, net of costs of $24	399,999	4	272					276
Issuance of stock option to non-employee			2					2
Net loss					$(1,298)	(1,298)		(1,298)
Other comprehensive income
Holding(losses) on investments arising during the period					(42)
Less reclassification adjustment for losses on investments included in net loss					74

Total other comprehensive loss				32	32			32

Comprehensive loss					$(1,266)

Balance, December 31, 2005	14,484,519	145	25,073	-		(20,465)	(1,395)	3,358
			264
Stock options exercised	332,000	4	38					268
Stock-based compensation expense								38
Issuance of stock pursuant to a private placement	133,333	1	99					100
Warrants exercised	106,664	1	95					96
Net loss	-	-	-	-		(1,667)	-	(1,667)

Balance, December 31, 2006	15,056,516	$151	$25,569	$ -		$(22,132)	$(1,395)	$2,193

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of the Business

IGI, Inc. ("IGI" or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the production and packaging of cosmetics, skin care, and consumer products.

      IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome® microencapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care and consumer products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies.

IGI's Metal Plating Division has been classified as discontinued operations for all periods presented. (See Note 14)

Major Customers

The following summarizes the Company's customers, which individually account for more than 10% of the Company's revenue:

      Vetoquinol USA accounted for 32% of 2006 product revenues and 19% of 2005 product revenues. Genesis Pharmaceuticals accounted 20% of the 2006 product revenues and 15% of 2005 product revenues. Albrian International accounted for 20% of 2006 product revenues and 5% of 2005 product revenues.

Estee Lauder did not have product revenues in 2006 but they accounted for 20% of 2005 product revenues. Estee Lauder accounted 78% of 2006 royalty revenues and 54% of 2005 royalty revenues.

Accounts receivable related to the Company's major customers comprised 51% of all account receivables as of December 31, 2006.

Our geographic area of operations is the United States with a concentration of our customers located in the Northeastern United States.

Principles of Consolidation

The consolidated financial statements include the accounts of IGI, Inc. and its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents consist of short-term investments, which have original maturities of 90 days or less.

Fair Value of Financial Instruments

      The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at December 31, 2006 approximate their fair value because of the short-term maturities of these items.

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

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable. The Company limits credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with one high credit quality financial institution. The Company's cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any credit risk on cash and cash equivalents.

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

      Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed, the related cost and accumulated depreciation thereon are removed and any gains or losses are included in operating results.

Long-Lived Assets

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed. During 2006, the Company recorded an additional impairment charge of $38,000 to reduce the carrying value of the discontinued metal plating equipment to its fair market value.

Accrued Expenses

      Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable. For the fiscal years ended December 31, 2006, the largest component of accrued expenses was the severance accrual to our former CEO in the amount of $190,000. Other significant components of other accrued expenses were environmental clean up costs of $90,000, Board of Directors Fees accrual of $45,000 and accrued legal of $27,000.

License Fee

License fees are amortized on a straight-line basis over the life of the agreement (10 years).

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

Income Taxes

      The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to operating loss and tax credit carry forwards and differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate reliability of future deferred tax assets.

Revenue Recognition

      The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred or contractual services rendered, the sales price is fixed or determinable, and collection is reasonably assured in conformity with SAB No. 104, Revenue Recognition.

      The Company derives its revenues from three basic types of transactions: sales of manufactured product, licensing of technology, and research and product development services performed for third parties. Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition policies for each.

      Product Sales: The Company recognizes revenue when title transfers to its customers, which is upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products.

      Licensing Revenues: Revenues earned under licensing or sublicensing contracts are recognized ratably over the life of the agreements. Advance payments by customers are initially recorded as deferred income on the Consolidated Balance Sheet and then recognized ratably over the life of the agreement or as contract obligations are completed.

      Product Development Services: The Company establishes agreed upon product development agreements with its customers to perform product development services. Product development revenues will be recognized in accordance with the product development agreement upon the completion of the phases of development and when we have no future performance obligations relating to that phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. These payments are generally non-refundable and are reported as deferred until they are recognizable as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed.

      In making such assessments, judgments are required to evaluate contingencies such as potential variances in schedule and the costs, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Billings on research and development contracts are typically based upon terms agreed upon by the Company and customer and are stated in the contracts themselves and do not always align with the revenues recognized by the Company. On occasions when revenue recognized exceeds the milestone or progress billed to our customer, an "unbilled" receivable is recorded on our Consolidated Balance Sheet.

Stock-Based Compensation

      On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 include the costs for all share-based payments granted subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (Opinion 25) and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, no stock-based employee compensation cost was recognized in the statements of operations, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. In accordance with this transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). All options issued prior to January 1, 2006 were fully vested as of December 31, 2005, therefore, no expense was recorded during the year ended December 31, 2006 for grants prior to January 1, 2006.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's net loss for the year ended December 31, 2006 was $38,000 higher.

      The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plan for the year ended December 31, 2005:

2005

(in thousands, except per share information)
Net (loss) attributable to common stockholders - as reported	$(1,298)
Deduct: Total stock-based employee compensation expense determined under the fair value based method (net of tax)	(430)

Net (loss) attributable to common stockholders - pro forma	$(1,728)

(Loss) per share - as reported
Basic and diluted	$(.11)

(Loss) per share - pro forma
Basic and diluted	$(.14)

      The pro forma information has been determined as if the Company had accounted for its employee and director stock options under the fair value method. The weighted average grant date fair value for the stock options was $.90 and $.65 per share for the years ended December 31, 2006 and 2005.

      The Company uses the same valuation methodologies and assumptions in estimating the fair value of options under both SFAS No. 123(R) and the pro forma disclosures under SFAS No.123. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2005 and 2006:

Assumptions	2005	2006

Dividend yield	0%	0%
Risk free interest rate	3.67%	5.10%
Estimated volatility factor	76%	78%
Expected life	7 years	5.5 years

      For 2006 assumptions, estimated volatility was calculated using the historical volatility of the Company's stock over the expected life of the options of 5.5 years. The expected life of the options were estimated using the safe harbor transition method and the forfeiture rates are estimated based on historical employment/directorship termination experience. The risk free interest rate is based on US Treasury yields for securities with terms approximating the terms of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

Product Development and Research

The Company's research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2006 and 2005 were $37,000 and $27,000, respectively.


Shipping and Handling Costs

Costs related to shipping and handling is comprised of outbound freight and the associated labor. These costs are recorded in costs of sales.

Net (Loss) per Common Share

      Basic net (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the net loss for the years ended December 31, 2006 and 2005, the effect of the Company's potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of common shares outstanding and net (loss) per common share are the same. Potentially dilutive common stock equivalents which were excluded from the net (loss) per share calculations due to their anti-dilutive effect amounted to was 574,250 for 2006 and 614,250 for 2005.

Comprehensive (Loss)

      Comprehensive (loss) is defined to include all changes in stockholders' equity during a period except those resulting from investments by or distributions to owners. Comprehensive (loss) is the sum of net (loss) and unrealized gains (losses) on marketable securities. Unrealized (losses) on marketable securities are excluded from net (loss) and are reported in accumulated other comprehensive loss in the accompanying consolidated financial statements.

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

Effect of Recent Accounting Pronouncements

      In June 2006, the FASB issued Financial Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. These provisions are effective for the Company beginning in the first quarter of 2007. The Company has assessed the impact of this statement and currently does not believe that the adoption will have a material effect on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements. SAB No. 108 addresses how to quantify the effect of an error on the financial statements and requires a dual approach to compute the materiality of the misstatement. Specifically, the amount of the misstatement is to be computed using both the "rollover" (i.e., the current year income statement perspective) and the "iron curtain" (i.e., the year-end balance sheet perspective). SAB No. 108 is effective for all fiscal years ending after November 15, 2006, and accordingly, the Company adopted SAB No. 108 in the fourth quarter of 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial condition or its results of operations.


      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's results of operations or financial position.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The Company is currently evaluating the impact this statement may have on its consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial condition and results of operations.

2. Liquidity

      The Company sustained net losses of $1,667,000 and $1,298,000 for the years ended December 31, 2006 and 2005, respectively, and had a working capital deficiency of $1,054,000 at December 31, 2006. The Company's principal sources of liquidity are cash and cash equivalents of approximately $619,000 at December 31, 2006 and cash from operations.

      Our business operations have been partially funded over the past three years through the exercise of stock options by our directors and officers. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

      In November 2006, the Company established a $1,000,000 line of credit with Pharmachem Laboratories Inc. to assist the Company with needed cash flow. The funds could have been borrowed and re-borrowed from time to time at a rate of 1.5% above Wall Street Prime rate. This line of credit was cancelled in January of 2007 when Pharmachem Laboratories Inc. agreed to participate in a private placement for 1,500,000 shares of common stock for $1,500,000. This transaction was completed in March 2007. The Company repaid its outstanding note payable plus accrued interest to Univest Management, Inc. with the funds from the private placement in March 2007. The Company subsequently established another line of credit of $1,000,000 in January 2007 with Pinnacle Mountain Partners, LLC, a company owned by Dr. and Mrs. Hager, major shareholders of the Company, under the same terms as the Pharmachem line of credit.

3. Environmental clean up costs

      The estimated cost of $90,000, for the soil remediation work related to our divested pet care manufacturing facility, has been accrued as of December 31, 2006. The Company anticipates the accrual remaining is appropriate to cover the costs of the remaining remediation.

      The $50,000 of restricted cash on our Consolidated Balance Sheet as of December 31, 2006, represents a restricted escrow account set up on the requirement of the NJ Department of Environmental Protection ("DEP") for the soil remediation work. These funds will be released to the Company upon the DEP approval when the remediation is completed. We anticipate the release of funds within the next twelve months.

4. Supply and Sublicensing Agreements

      On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field") thru 2015. This payment is being amortized ratably over the ten year period. For the year ended, December 31, 2006, the Company recorded $100,000 expense related to the amortization of the license. Amortization of this license fee will amount to $100,000 per year for 2007-2011.

      On October 11, 2006, the Company signed an agreement with DermWorx, Inc. to exclusively license, develop and manufacture a series of dermatological specialty products utilizing its encapsulation technology, for Dermworx. The agreement currently calls for the Company to receive product development fees, manufacturing revenues and royalties on product sales from Dermworx. In addition the agreement also calls for IGI to receive shares of DermWorx stock, which would result in IGI holding approximately 19.9% of the issued and outstanding shares of common stock of DermWorx. Due to its inability to raise capital in the required time frame, Dermworx defaulted in making the second payment to the Company for such exclusive license, as a result, Dermworx only has rights to one product. The agreement is now being renegotiated for the benefit of both of the companies'. The first installment of $250,000 received by the Company was recorded as deferred income for the year ended December 31, 2006. The Company will recognize those fees as per the renegotiated agreement.

5. Inventories

Inventories as of December 31, 2006 consisted of:

2006

(in thousands)

Raw materials	$241
Work in progress	18
Finished goods	226

$485

Finished goods inventory related to the Miaj product line amounted to $ 147,000 at December 31, 2006.

6. Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2006 consisted of:

2006

(in thousands)

Land	$ 257
Building	3,013
Machinery and equipment	1,829

5,099
Less accumulated depreciation	(2,703)

Property, plant and equipment, net	$ 2,396

The Company recorded depreciation expense of $246,000, and $286,000 in 2006 and 2005, respectively.

7. Note Payable

      On December 12, 2005, the Company received $1,000,000 in the form of a short-term note payable from Univest Management, LLC,Inc., a company owned by Frank Gerardi, former CEO and Chairman of the Company. The funds from this note were used to satisfy our obligation to renew our license fee with Novavax, Inc. for use of the Novasome Technologies for an additional ten year period. The note was due on the earlier of March 31, 2007 or when a sale leaseback of the land and building closes, with 30% interest per annum through February 1, 2006, 12% interest per annum through October 1, 2006 and 10% interest per annum thereafter. The note is collateralized by mortgage on real property owned by the Company. The Company accrued $130,000 of interest related to this note for the year ended December 31, 2006. In March 2007, the Company paid the short-term note payable plus accrued interest with the proceeds from the private placement. (See Note 17)

      On October 4, 2006 the Company received a $100,000 loan from Pharmachem Laboratories, Inc. bearing interest at 10% per annum and secured with a second lien on the Company's real property. The loan was repaid on November 27, 2006.

      On November 27, 2006, the Company established a $1,000,000 line of credit with Pharmachem Laboratories Inc, secured by the assets of the Company (other than real property) to assist the Company with needed cash flow. The Company borrowed $300,000 against this line of credit as of December 31, 2006. The funds could be borrowed and re-borrowed from time to time at a rate of 1.5% above Wall Street Prime rate. The interest rate at December 31, 2006 was 9.75%. This line of credit was cancelled in January of 2007 when Pharmachem Laboratories Inc. agreed to participate in a private placement for 1,500,000 shares for $1,500,000. This transaction was completed in March 2007. (See Note 17)

8. Stock Options and Common Stock

      In October 1998, the Company adopted the 1998 Directors Stock Plan. Under this plan, 600,000 shares of the Company's common stock are authorized under the plan reserved for issuance to non-employee directors, in lieu of payment of directors' fees in cash. The Company did not issue any shares as consideration for directors' fees in 2006, 2005 or 2004; the amounts related to 2006, 2005 and 2004 fees remain in accrued expenses until the shares are issued to the directors.

      In March 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan ("1999 Plan"). The 1999 Plan replaced all previously authorized stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 2,000,000 shares of common stock. In May 2006, the Company's stockholders approved an increase in the maximum amount of shares to be granted by 500,000, for a total of 2,500,000 shares available for grant. A total of 1,892,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant.


      In September 1999, the Company's Board of Directors approved the 1999 Director Stock Option Plan. The 1999 Director Stock Option Plan provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,475,000 shares have been approved and authorized for issuance pursuant to this plan. In May 2006, an additional 200,000 shares were approved for issuance under this plan, bringing the total to 1,675,000 available for issue under this plan. A total of 1,396,048 options, have been granted to non-employee directors through December 31, 2006. The options granted under the 1999 Director Stock Option Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

On December 9, 2005, the Company accelerated the vesting of all outstanding options such that all options vested no later than December 9, 2005.

Stock option transactions in each of the past two years under the aforementioned plans in total were:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

January 1, 2005 shares
Under option	2,588,048	$.50 - 8.25	$1.85
Granted	425,750	.76 - 1.29	.86
Exercised	(537,000)	.50 - 1.05	.63
Expired	(80,000)	6.63 - 8.25	7.24
Forfeited	(251,250)	1.27 - 6.75	3.00

December 31, 2005 shares
Under option	2,145,548	.50 - 6.75	1.63
Granted	85,000	1.30	1.30
Exercised	(332,000)	.55 - 1.27	.81
Expired	(80,000)	5.75 - 6.75	6.13
Forfeited	-		-

December 31, 2006 shares
Under option	1,818,548	.50 - 3.75	$1.56

Exercisable options at: December 31, 2005	2,145,548		$1.63

December 31, 2006	1,733,548		$1.58

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ .50 to $ 1.00	344,250	7.05	$ .73	344,250	$ .73
1.01 to 2.00	1,029,798	5.47	1.47	944,798	1.49
2.01 to 3.00	414,500	5.66	2.31	414,500	2.31
3.01 to 4.00	30,000	1.00	3.75	30,000	3.75

$ .50 to $ 3.75	1,818,548	5.68	$1.56	1,733,548	$1.58

The Company has recorded $38,000 related to its shared-based expenses in Selling, general and administrative expenses on the accompanying Statement of Operations for the year ended December 31, 2006.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2006 was approximately $170,000. The total intrinsic value of the options exercised during 2006 was $175,000.

A summary of non-vested options at December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	Options	Weighted Average Grant Date Fair Value

Non-vested option at January 1, 2006	-	$ -
Granted	85,000	1.30
Vested	-	-
Forfeited	-	-

Non-vested options at December 31, 2006	85,000	$1.30

      As of December 31, 2006, there was $38,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized monthly through July 2007.

9. Stock Warrants

      In connection with the private placement consummated in December 2005, the Company granted a warrant to purchase 26,666 shares of IGI common stock at an exercise price of $.90 a share to each participant of the private placement. A total of four warrants to purchase 106,664 shares were granted. During 2006, all of the warrants were exercised providing the Company with proceeds of $95,998 relating to the exercise.

10. Income Taxes

The (benefit) for income taxes attributable to loss from continuing operations before (benefit) for income taxes for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005

	(in thousands)
Current tax expense (benefit):
Federal	$ -	$ -
State and local	(458)	(280)

Total current tax expense (benefit)	(458)	(280)

Deferred tax expense
Federal	-	-
State and local	-	-

Total deferred tax expense	-	-

Total expense (benefit) for income taxes	$(458)	$ (280)

The Company sold some of its New Jersey operating loss carry forwards in exchange for net proceeds of $458,000 and $274,000 in 2006 and 2005 respectively.

      The (benefit) for income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations as a result of the following:

	2006	2005

	(in thousands)

Statutory benefit	$(718)	$(536)
Other non-deductible expenses	-	-
State income taxes, net of valuation allowance	(303)	(184)
Increase in Federal valuation allowance	563	440
Other, net	-	-

	$(458)	$(280)

Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2006 consisted of the following:

2006

(in thousands)

Current Assets (Liabilities)
Allowance for doubtful accounts	$ 14
Inventory	41
Accrued severance and environmental	114

Total Current Assets (Liabilities)	169

Long Term Assets (Liabilities)
Property, plant and equipment	$ 146
Deferred royalty payments	186
Tax operating loss carry forwards	6,412
Capital loss carryforwards	25
Tax credit carry forwards	764
Non-employee stock options	415
Other	(4)

Total Long Term Assets (Liabilities)	7,944

Gross Deferred Tax Asset (Liability)	8,113
Less: valuation allowance	(8,113)

Deferred taxes, net	$ -

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

Operating loss and tax credit carry forwards for tax reporting purposes as of December 31, 2006 were as follows:

(in thousands)

Federal:
Operating losses (expiring through 2026)	$16,624
Capital losses (expiring in the year 2010)	74
Research tax credits (expiring through 2025)	615
Alternative minimum tax credits (available without expiration)	28
State:
Net operating losses - New Jersey (expiring through 2013)	7,607
Research tax credits - New Jersey (expiring through 2012)	91
Alternative minimum assessment - New Jersey (available without expiration)	29

Federal net operating loss carry forwards that expire through 2026 have significant components expiring in 2018 (11%), 2019 (11%), 2020 (40%), and 2025 (11%).

      The Company's ability to use net operating loss carry forwards may be subject to substantial limitation in future periods under certain provisions of the Internal Revenue Code, including but not limited to Section 382 which applies to corporations that undergo an "ownership change". Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a more than 50% change in ownership of a company (such change refers to a shift in value).

11. Commitments and Contingencies

The Company's commitments and contingencies consisted of operating leases of $22,000 per year for 2007-2009.

12. Legal and U.S. Regulatory Proceedings

      On March 2, 2001, the Company discovered the presence of environmental contamination resulting from an unknown heating oil leak at its now divested Companion Pet Products manufacturing site. The remediation was completed by September 30, 2003. The Company has spent approximately $562,000 to date on the cleanup. Periodic soil monitoring will be required for the next two years at an estimated cost of $90,000, which has been accrued as of December 31, 2006. The Company received a monetary settlement of $181,000 in December 2005 from one of its prior insurance carriers and was recorded in other income in the Statement of Operations for the year ended December 31, 2005.

      The adjacent property was also affected by this contamination and the Company was involved in a lawsuit with the property owner. Although, IGI believes that it has performed the required soil remediation of the adjacent property. In 2005, IGI settled the case for $70,000. The settlement was recorded in Selling, General and Administration Expenses in the Statement of Operations for the year ended December 31, 2005.

13. Employee Benefits

      The Company has a 401(k) contribution plan, pursuant to which employees, who have completed six months of employment with the Company or its subsidiaries as of specified dates, may elect to contribute to the plan, in whole percentages, up to 18% of compensation. Employees' contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $15,000 for 2006 and $14,000 for 2005. The Company matches 25% of the first 5% of compensation contributed by participants and contributes, on behalf of each participant, $4 per week of employment during the year. The Company contribution is in the form of either common stock or cash, which is vested immediately cash contributions were made for 2006 and 2005. The Company has recorded charges to expense related to this plan of approximately $9,000 and $10,000 in 2006 and 2005, respectively.

14. Discontinued Operations

      On July 10, 2006 the Company and the Board of Directors decided to discontinue the operations of the Metal Plating division and sell the related equipment to a third party. In accordance with Statement of Financial Standards No.144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("FAS 144"), the related assets have been classified as held for sale at the lower of its carrying amount or fair value less cost to sell on the Balance Sheet at December 31, 2006. This reporting segment, the Metal Plating Division, is classified as discontinued operations for all periods presented. Management recorded an additional impairment expense of $38,000 on the equipment in the 2006 to record the value of the equipment at fair market value less costs to sell.

      The Company estimated the fair value less of the metal plating equipment less cost to sell at $350,000. In the first quarter of 2007, the Company received a purchase order and deposit in the amount of $130,000 toward the purchase of the plating equipment from UCT to re-purchase the equipment back from the Company. The purchase price of the equipment of $260,000 represents the equipment net of outstanding liabilities in the amount of $118,000 owed to UCT by the Company. All relocation and removal expenses relating to this equipment will to be paid by the purchaser, UCT.

A summary of the data related to the Company's discontinued operation for the years ended December 31, 2006 and December 31, 2005 appear below: (amounts in thousands)

Discontinued operations Summary Income Statement	December 31, 2006	December 31, 2005

Product sales	$ -	$ 11
Cost of sales	(20)	(204)
Impairment charge related to fixed assets	(38)	(175)
Sales and marketing expenses	-	(112)

Loss from discontinued operations	$(58)	$(479)

The Company is estimating the sale of the equipment related to discontinued operations will be completed in the second quarter of 2007.

15. Related Party Transactions

      Frank Gerardi, the Company's Chairman and former CEO, as well as a major IGI shareholder, has personally invested $350,000 in Universal Chemical Technologies ("UCT"), which represented less than a 1% ownership interest in UCT at the time the investment was made. The Company entered into a license agreement to utilize UCT's patented technology for an electroless Nickel Boride metal finishing process in February 2004.

      On December 12, 2005, the Company received $1,000,000 in the form of a short-term note payable from Univest Management, LLC, a company owned by Frank Gerardi, former CEO and Chairman of the Company. The funds from this note were used to fund our obligation to renew our license fee with Novavax, Inc. for use of the Novasome Technologies for an additional ten year period. The note is collateralized by mortgage on real property owned by the Company. (See Note 7)

      On December 15, 2005, the Company entered into agreements to sell four units (the "Units") to accredited investors, pursuant to a Private Placement Memorandum dated November 11, 2005, for an aggregate purchase price of $400,000. Each Unit consists of 133,333 shares of common stock of the Company, $.01 par value per share (the "Common Stock"), and warrants to purchase 26,666 shares of the Common Stock (the "Warrants"). Steve Morris, a director purchased one unit, Univest Management Inc. EPSP, an entity controlled by Mr. Gerardi purchased one unit and the Hager Family Trust of which Jane Hager and Edward Hager are co-trustees purchased one unit. Each of Jane Hager and Edward Hager may be deemed to own more than 10% of the Company's outstanding stock. The Warrants are exercisable one year from the date of grant at an exercise price of $0.90 per share, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our common stock or distributions of cash or other assets. The Warrants do not entitle the holders to any voting or other rights as a stockholder until such Warrants are exercised and common stock is issued. Sale of the fourth unit to an unrelated party closed in January 2006.

      In December 2006, the Company purchased packaging and filling equipment from A & M Consultants, a company owned by the spouse of Rajiv Mathur, President and CEO of the Company. The purchase price of the equipment was $133,000 and was payable in 10 days. A finder's fee of $10,000 to A & M Consultants was included in the purchase price of the equipment.

16. 2006 Fourth Quarter Adjustments

Following is a list of significant fourth quarter adjustments:

-an additional accrual for $42,000 relating to the environmental cleanup the Company is currently undergoing,
-a severance accrual for our former CEO for $190,000,
-a reserve for our Miaj inventory in the amount of $70,000; and
-the expense of $92,000 of deferred legal fees related to our potential sale-leaseback.

17. Subsequent Events

      On January 29, 2007, the Company terminated the $1,000,000 line of credit agreement ("Agreement") with Pharmachem Laboratories, Inc. ("Pharmachem"). All monies borrowed under this agreement plus accrued interest was paid to Pharmachem on January 29, 2007.

      On January 30, 2007, IGI, Inc. ("Company) entered into a $1,000,000 secured line of credit agreement ("Credit Agreement") with Pinnacle Mountain Partners, LLC for a term of eighteen months. The Credit Agreement permits the Company to borrow money on the available principal balance, which has not been borrowed by the Company during the term of the Credit Agreement. The Company may also repay the outstanding balance of the Credit Agreement and continue to draw down on the balance. Any principal balance outstanding at the end of the term must be repaid together with interest. Loans under the Credit Agreement bear interest at prime plus 1.5% and are secured by assets of the Company (other than real property). All accrued and unpaid interest is payable monthly in arrears on the first of each month. The Company has borrowed $500,000 against this line of credit as of March 28, 2007. The line of credit is secured by the Company's assets (other than real property).

      On February 6, 2007 the Registrant and Pharmachem Laboratories, Inc.("Pharmachem") entered into a subscription agreement pursuant to which the Registrant agreed to sell to Pharmachem 1,500,000 shares ("Shares") of its common stock, $.01 par value ("Common Stock") at $1 per share for gross proceeds of $1,500,000. Pharmachem was granted certain piggyback registration rights with respect to the shares purchased. This transaction was approved by the American Stock Exchange and shares were issued on March 13, 2007. The Company used the proceeds from this equity investment to repay outstanding debts and accrued interest to Univest Management EPSP, an entity controlled by Frank Gerardi, Chairman of the Board of Directors of the Company. In connection with the transaction, $112,500 was paid to Landmark Financial Corporation ("Landmark"), 22,139 shares of common stock were issued to Landmark and a warrant to purchase 150,000 shares of common stock , expiring March 7, 2009, exercisable at $1.00 per share was issued to Landmark.

IGI, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS REQUIRED TO BE FILED BY ITEM 601
OF REGULATION S-K ([SECTION]229.601)

(3)(a)	Certificate of Incorporation of IGI, Inc., as amended. [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 33-63700, filed June 2, 1993.]
(3)(a)1	Amendment to Certificate of Incorporation of IGI, Inc., [Incorporated by reference to the Proxy Statement filed April 12, 1999.]
(3)(b)	By-laws of IGI, Inc., as amended. [Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form S-18, File No. 002-72262-B, filed May 12, 1981.]
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

(10.3)	IGI, Inc. 1991 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991.]
(10.4)

Amendment No. 1 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 11, 1993. [Incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("the 1992 Form 10-K").]

(10.5)

Amendment No. 2 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 22, 1995. [Incorporated by reference to the Appendix to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 9, 1995, filed April 14, 1995.]

(10.6)

Amendment No. 3 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 19, 1997. [Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-08568, filed August 14, 1997.]

(10.7)

Amendment No. 4 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 17, 1998. [Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-08568, filed November 6, 1998.]

(10.8)

IGI, Inc. 1998 Director Stock Option Plan as approved by the Board of Directors on October 19, 1998 (number of shares authorized increased to 600,000 pursuant to Proposal 4 of the Proxy Statement dated May 1, 2006). [Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-08568, filed April 12, 1999 ("the 1998 Form 10-K").]

(10.9)	Common Stock Purchase Warrant No. 5 to purchase 150,000 shares of IGI, Inc. Common Stock issued to Fleet Bank, NH on March 11, 1999. [Incorporated by reference to Exhibit 10.40 to the 1998 Form 10-K.]
(10.10)

IGI, Inc. 1999 Incentive Stock Plan [Incorporated by Reference to the Proxy Statement filed April 12, 1999] Amendment (cumulative) to IGI 1999 Incentive Stock Plan [Incorporated by Reference to the Proxy Statement filed May 1, 2006](10.10) 111999 Director Stock Option Plan as amended approved by the Board of Directors on September 15, 1999. [Incorporated by reference to Exhibit 9910.1 to the Company's Registration on Form S-8/A, File No. 333-52312, filed April 25, 2006December 20, 2000.]

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

(10.13)

Certificate of Release and Termination of Contract dated as of March 1, 2001 between Genesis Pharmaceutical, Inc. and Tristrata Technology, Inc. [Incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K.]

(10.14)

Manufacturing and Supply Agreement dated as of February 14, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. [Incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K.]

(10.15)

Assignment of Trademark dated as of February 14, 2001 among IGI, Inc., IGEN, Inc, Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. [Incorporated by reference to Exhibit 10.60 to the 2000 Form 10-K.]

(10.16)	Supply Agreement dated as of March 6, 2001 between Corwood Laboratory, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.61 to the 2000 Form 10-K.]
(10.17)

License Agreement dated as of March 6, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and its division EVSCO Pharmaceutical and Corwood Laboratory, Inc. [Incorporated by reference to Exhibit 10.62 to the 2000 Form 10-K.]

(10.18)	Employment Agreement between IGI, Inc. and Domenic N. Golato dated as of August 31, 2000. [Incorporated by reference to Exhibit 10.63 to the 2000 Form 10-K.]

(10.19)	IGI, Inc. 1991 Stock Option Plan. [Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991.]
(10.20)

Research and Development Agreement dated as of January 2, 2001 between IGI, Inc. and Prime Pharmaceutical Corporation. [Incorporated by reference to Exhibit 10.68 on the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 001-08568, filed on March 15, 2002 ("the 2001 Form 10-K").]

(10.21)

Manufacturing and Supply Agreement dated November 5, 2002 between IGI, Inc. and Desert Whale Jojoba Company, Inc. [Incorporated by reference to Exhibit 10.69 on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-08568, filed March 10, 2003 ("the 2002 Form 10-K).]

(10.22)	Contract of Sale for Real Estate dated October 21, 2001 between IGI, Inc. and Poultry Investors, LLC. [Incorporated by reference to Exhibit 10.73 to the 2002 Form 10-K]
(10.23)

Addendum dated November 14, 2001 to Contract of Sale for Real Estate dated October 21, 2001 between IGI, Inc. and Poultry Investors, LLC. [Incorporated by reference to Exhibit 10.74 to the 2002 Form 10-K]

(10.24)

Manufacturing and Supply Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Suppliers) and Vetoquinol, USA, Inc. (Purchaser). [Incorporated by reference to Exhibit 10.93 to the 2002 Form 10-K]

(10.25)

Technological Rights Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Sellers) and Vetoquinol, USA, Inc. (Purchaser). [Incorporated by reference to Exhibit 10.94 to the 2002 Form 10-K]

(10.26)	Supplemental Agreement dated May 31, 2002 between IGI, Inc. (Seller) and Vetoquinol, USA, Inc. (Buyer). [Incorporated by reference to Exhibit 10.95 to the 2002 Form 10-K]
(10.27)	Amendment dated March 19, 2002, to License Agreement by and among Ethicon, Inc. and IGI, Inc., IGEN, Inc. and Immunogenetics, Inc. [Incorporated by reference to Exhibit 10.98 to the 2002 Form 10-K]
(10.28)

Product Development Agreement dated November 10, 2003, between Pure Energy Corporation d/b/a/ Pure Energy of America, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.99 on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 001-08568, filed April 14, 2004 ("the 2003 Form 10-K).]

(10.29)	Severance Agreement dated effective as of August 15, 2003, between John F. Ambrose and IGI, Inc. [Incorporated by reference to Exhibit 10.100 to the 2003 Form 10-K]
(10.30)	Employment Agreement dated September 26, 2003, between Michael F. Holick, MD, PhD and IGI, Inc. [Incorporated by reference to Exhibit 10.101 to the 2003 Form 10-K]
(10.31)	Severance Agreement dated effective as of January 9, 2004, between Garry Hardwick and IGI, Inc. [Incorporated by reference to Exhibit 10.102 to the 2003 Form 10-K]
(10.32)	License Agreement effective December 24, 2003, by and among Michael F. Holick, MD, PhD, A&D Bioscience, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.103 to the 2003 Form 10-K]
(10.33)	License Agreement dated February 9, 2004, between Universal Chemical Technologies, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.104 to the 2003 Form 10-K]
(10.34)

Contract for Sale of Real Estate dated October 22, 2003, between CPB, Inc. ("Buyer") and IGI, Inc. ("Seller").[Incorporated by reference to Exhibit 10.105 to the 2003 Form 10-K](10.33) License Agreement by and between Micro-Pak, Inc. (now known as Novavax, Inc.) and IGEN, Inc. effective as of December 13, 1995 [Incorporated by reference to Exhibit (10) (v) to the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1995, File No. 001-08568, filed March 29,1996]

(10.35)	Agreement for Development Services dated March 27, 2003, between Chattem, Inc. and IGI, Inc. [Incorporated by reference to Exhibit 10.107 to the 2003 Form 10-K]
(10.36)	Material Transfer Agreement dated December 1, 2003, between The Procter & Gamble Company and IGI, Inc. [Incorporated by reference to Exhibit 10.108 to the 2003 Form 10-K]
(10.37)

Sublicense Agreement between IGI, Inc. and Tarpan Therapeutics, Inc. dated April 19, 2004 [Incorporated by reference to Exhibit 10.109 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 14, 2004]

(10.38)

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

(10.40)	Amendment of the supply and license agreement between IGI, Inc. and Estee Lauder, Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed November 24, 2004.]
(10.41)

Secured Promissory Note, dated December 12, 2005 ("Univest Note"), in favor of Univest Management, Inc. EPSP ("Univest"), c/o Frank Gerardi, Trustee (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on December 16, 2005).

(10.42)	Letter Agreement dated January 30, 2006 between Univest and the Company re: Univest Note [incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 3, 2006]

(10.43)	Letter Agreement dated July 21, 2006 between Univest and the Company re: Univest Note [incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on July 27, 2006]
(10.44)	Letter Agreement dated October 4, 2006 between Univest and the Company re: Univest Note [incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 4, 2006]
(10.45)	Letter Agreement dated December 28, 2006 between Univest and the Company re: Univest Note [incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 29, 2006]
(10.46)	Letter Agreement dated January 31, 2007 between Univest and the Company re: Univest Note [incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 2, 2007]
(10.47)

Letter Agreement dated March 1, 2007 between Univest and the Company re: Univest Note [incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 7, 2007] (10.41) Form of Unit Subscription Agreements entered into on December 15 2005 with respect to sale of units by the Company to Steve Morris, Univest Management, Inc. EPSP the Hager Family Trust and Emil Solomine (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on December 21, 2005).

(10.48)

Form of Common Stock Purchase Warrants with Respect to Unit Subscription Agreement entered into on December 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on December 21, 2005).

(10.49)

Severance Agreement dated August 10, 2005 between the Company and Frank Gerardi (incorporated by reference to Exhibit 10.113 to the Company's Form 10-Q for the quarter ended June 30, 2005 and filed on August 15, 2005).

(10.50)

Agreement for Purchase and Sale dated November 18, 2005 between IGI, Inc. and Bellevue Properties Development Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 23, 2005). (21)

*(10.51)	License Agreement dated October 11, 2006 between IGI, Inc. and DermWoRX Inc.
*(10.52)	Employment Agreement dated November 7, 2006, between Rajiv Mathur and IGI, Inc.
*(10.53)	Loan and Security Agreement dated, November 27, 2006, in favor of Pharmachem Laboratories, Inc.
*(10.54)	Loan and Security Agreement dated, January 29, 2007, in favor of Pinnacle Mountain Partners LLC.
*(10.55)	Form of Unit Subscription Agreement entered into on February 6, 2007 with respect to sale of units by the Company to Pharmachem Laboratories Inc. ("Pharmachem")
*(10.56)	Form of Common Stock Purchase Warrant issued to Landmark Financial Corporation with respect to Unit Subscription Agreement entered into February 6, 2007.
(10.57)	Note dated October 9, 2006 issued to Pharmachem, (incorporated by reference to the Company's Form 8-K filed October 10, 2006)
(10.58)	Mortgage dated October 9, 2006 issued to Pharmachem, (incorporated by reference to the Company's Form 8-K filed October 10, 2006)
(21)	List of Subsidiaries. [Incorporated by reference to Exhibit 21 to the 1999 Form 10-K.]
*(23.1)	Consent of Amper, Politziner & Mattia, P.C.
*(31.1)	Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*(31.2)	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*(32.1)	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*(32.2)	Certification of the Vice President of Finance Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
