Form 10QSB
period 2007-03-31
IGI INC
filed 2007-05-15
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Common Shares Outstanding at May 3, 2007 was 14,612,899.

Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(Unaudited)

	Three months ended March 31,

	2007	2006

Revenues:
Revenues, net	$681	$396
Licensing and royalty income	140	185

Total revenues	821	581

Cost and expenses:
Cost of sales	516	258
Selling, general and administrative expenses	585	457
Product development and research expenses	111	291

Operating loss	(391)	(425)
Interest income (expense)	(19)	(42)
Other income	-	24

Loss from continuing operations	(410)	(443)
Loss from discontinued operations	-	(9)

Net loss	$(410)	$(452)

Basic and Diluted Loss Per Common Share
Continued operations net loss per share	$(.03)	$(.04)
Discontinued operations net loss per share	-	-

Net loss per share	$(.03)	$(.04)

Weighted Average of Common Stock and Common Stock
Equivalents Outstanding
Basic and Diluted	13,393,234	12,632,604

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2007	2006*

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$353	$619
Restricted cash	50	50
Accounts receivable, less allowance for doubtful accounts
of $33 and $34 in 2007 and 2006, respectively	433	197
Licensing and royalty income receivable	83	91
Inventories	472	485
Prepaid expenses and other current assets	110	45
Assets of discontinued operations held for sale	350	350

Total current assets	1,851	1,837
Property, plant and equipment, net	2,437	2,396
License fee, net	875	900
Other assets	8	10

Total assets	$5,171	$5,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$285	$505
Accrued expenses	452	417
Note payable- related party	-	1,145
Note payable	500	306
Deferred income, current	403	400
Advance on sale of equipment of discontinued operations	130	-
Liabilities of discontinued operations	118	118

Total current liabilities	1,888	2,891
Deferred income	41	59

Total liabilities	1,929	2,950

Stockholders' equity:
Common stock, $.01 par value, 50,000,000 shares
authorized; 16,578,639 and 15,056,516 shares
issued in 2007 and 2006, respectively	166	151
Additional paid-in capital	27,013	25,569
Accumulated deficit	(22,542)	(22,132)
Less treasury stock, 1,965,740 shares at cost	(1,395)	(1,395)

Total stockholders' equity	3,242	2,193

Total liabilities and stockholders' equity	$5,171	$5,143

The accompanying notes are an integral part of the consolidated financial statements.
* Derived from the audited December 31, 2006 financial statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(410)	$(452)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	57	80
Amortization of license fee	25	25
Recognition of deferred income	(63)	(17)
Stock based compensation expense	81	-
Changes in operating assets and liabilities:
Accounts receivable	(236)	3
Inventories	13	(136)
Deferred income	48	19
Licensing and royalty income receivable	8	25
Prepaid expenses and other assets	(67)	(119)
Accounts payable and accrued expenses	(185)	190

Net cash used in operating activities	(729)	(382)

Cash flows from investing activities:
Capital expenditures	(94)	-
Proceeds from deposit on sale of assets of discontinued
operations	130	-

Net cash provided by investing activities	36	-

Cash flows from financing activities:
Borrowing from short term notes payable	500	-
Repayment of note payable- related party	(1,145)	-
Repayment of note payable	(306)
Proceeds from exercise of common stock options	-	84
Proceeds from private placement of common stock,
net of expenses	1,378	100

Net cash provided by financing activities	427	184

Net decrease in cash and equivalents	(266)	(198)
Cash and equivalents at beginning of period	619	365

Cash and equivalents at end of period	$353	$167

Supplemental cash flow information:
Cash payments for interest	$169	$-
Cash payment for taxes	-	-

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

IGI, Inc. ("IGI" or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the development and manufacturing of topical, semi solid and liquid products for the pharmaceutical cosmeceutical and cosmetics companies with or without its proprietary encapsulation technology.

On January 4, 2007, Rajiv Mathur joined the Company as its new President and CEO. Mr. Mathur has a diverse experience background of 30 years in pharmaceutical and consumer product companies. Most recently he was Vice President of Topical Division of Cardinal Health. He served on IGI's Board of Directors since September 2005. Due to his prior affiliation with IGI, Mr. Mathur has an in depth knowledge of our Novasome® technology.

Contract Manufacturing and Other Services

In December 2006, the Company purchased three high-speed filling lines to enable us to provide filling and packaging services to our current and future customers. The Company will be purchasing additional equipment in 2007 to complete this operation, which we anticipate being fully operational by the end of the second quarter of 2007. Also, in conjunction with our new business focus, we are now offering product development and analytical services to our customers in addition to our manufacturing and filling services.

Major Customers

The following summarizes the Company's customers, which individually account for more than 10% of the Company's revenue:

Vetoquinol USA accounted for 33% of 2007 revenues and 25% of 2006 revenues. Genesis Pharmaceuticals accounted 11% of the 2007 revenues and 15% of 2006 revenues. Albrian International accounted for 10% of 2007 revenues and 23% of 2006 revenues.

Our geographic area of operations is the United States with concentration of our customers located in Northeastern United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimates. The significant estimates and assumptions made by the Company are in the areas of revenue recognition, inventory obsolescence, allowance for doubtful accounts, environmental accrual, valuation allowances for deferred tax assets, and valuation of equity instruments issued under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R").

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

Product Sales: The Company recognizes revenue when title transfers to its customers, which is generally upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products.

Licensing Revenues: Revenues earned under licensing or sublicensing contracts are recognized ratably over the lives of the agreements. Advance payments by customers are initially recorded as deferred income on the Consolidated Balance Sheet and then recognized ratably over the life of the agreement or as contract obligations are completed.

Product Development Services:  The Company establishes agreed upon product development agreements with its customers to perform product development services. Product development revenues are recognized in accordance with the product development agreement upon the completion of each phase of development and when we have no future performance obligations relating to that phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. These payments are generally non-refundable and are reported as deferred until they are recognizable as revenue. If no such agreement exists, product development fees are recognized ratably over the entire period during which the services are performed.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. We are assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

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

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

2. Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at March 31, 2007 and December 31, 2006 consist of:

	March 31,	December 31,
	2007	2006

	(amounts in thousands)

Finished goods	$235	$241
Work in progress	2	18
Raw materials	235	226

Total	$472	$485

3. Stock-Based Compensation

Stock Incentive Plans

The Company currently has a stock-based compensation plan for its Board of Directors, the 1999 Director Stock Option Plan (the "Director Plan") in place. In accordance with the Director Plan, each non-employee member of the Board is granted an option once a year as compensation for services rendered to the Company for that year. The options vest over a 12-month period. Each Director receives an option for 15,000 shares with an additional grant to each committee Chairman. The Company also provides each director with an amount of shares as compensation for each board meeting they attend throughout the year in accordance with the 1998 Director Stock Plan.

The Company also has a stock-based incentive plan in place for its eligible employees, officers, consultants, independent advisors and non-employee directors called the 1999 Stock Incentive Plan (the "Plan"). The Plan permits the grant of share options and shares for up to 2,500,000 shares of our common stock, of which, 2,193,800 shares were outstanding and 306,200 were available at March 31, 2007. Option awards are granted with an exercise price equal to or greater than the closing sale price per share of the Company's common stock on the AMEX Stock Exchange on the option grant date. Although the terms of any award vary, options awards generally vest based upon four years of continuous service and have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

March 31, 2007

Expected volatility	75.06%
Expected term (in years)	5.5 years
Risk-free rate	4.59%
Expected dividends	0%


IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of option activity under the Plan and the Director Plan as of March 31, 2007 and changes during the period are presented below: (in thousands, except for weighted-average data)

	Number	Weighted Average
	of Options	Exercise Price

Outstanding as of 1/1/2007	1,818,548	$1.56
Issued	558,750	$1.05
Exercised	-	-
Forfeited	(19,000)	$ .95

Outstanding as of 3/31/2007	2,358,298	$1.45
		$1.58
Exercisable as of 3/31/2007	1,714,548

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $.82.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2007:

Outstanding:

				Weighted
				Average
			Weighted	Remaining
Range of		Stock options	Average	Contractual
Exercise Prices		Outstanding	Exercise Price	Life

$0.50	$1.00	332,250	$0.73	6.73
$1.01	$2.00	1,581,548	$1.32	6.82
$2.01	$3.00	414,500	$2.31	5.42
$3.01	$3.75	30,000	$3.75	0.75

Total		2,358,298	$1.45	6.48

Exercisable:

			Weighted
Range of		Stock options	Average
Exercise Prices		Exercisable	Exercise Price

$0.50	$1.00	332,250	$0.73
$1.01	$2.00	937,798	$1.49
$2.01	$3.00	414,500	$2.31
$3.01	$5.00	30,000	$3.75

Total		1,714,548	$1.58

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As of March 31, 2007, the intrinsic value of the options outstanding and exercisable is $39,000. The amount of options in the money at March 31, 2007 is the same amount for outstanding and exercisable. As of March 31, 2007, there was $411,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the remaining vesting periods of the options granted.

As a result of FASB Statement 123(R), the Company's net loss for the three months ended March 31, 2007 was $81,000 higher as a result of adopting Statement 123(R).

4. Income Taxes

Effective January 1, 2007, the Company adopted Financial Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements.

As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at March 31, 2007.

We recognize interest and penalties related to our unrecognized tax benefits at March 31, 2007. There was no accrued interest related to unrecognized tax benefits at March 31, 2007.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

5. License Agreements

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field") thru 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense for $25,000 each year related to this agreement for the three-month periods ended March 31, 2007 and 2006.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

6. Stock Subscription Agreement

On February 6, 2007 the Registrant and Pharmachem Laboratories, Inc ("Pharmachem") entered into a subscription agreement pursuant to which the Registrant agreed to sell to Pharmachem 1,500,000 shares ("Shares") of its common stock, $.01 par value ("Common Stock") at $1 per share for gross proceeds of $1,500,000. Pharmachem was granted certain piggyback registration rights with respect to the shares purchased. The American Stock Exchange approved this transaction and shares were issued on March 13, 2007. The Company used the proceeds from this equity investment to repay outstanding debts and accrued interest to Univest Management, an entity controlled by Frank Gerardi, former President and CEO of the Company and a significant shareholder. In connection with the transaction, the Company paid $112,500 in cash, issued 22,139 shares of common stock and a warrant to purchase 150,000 shares of common stock, expiring March 7, 2009, exercisable at $1.00 per share in fees to Landmark Financial Corporation. The Company incurred $10,000 of legal fees and paid $112,500 of commission in connection with this transaction for net proceeds to the Company of $1,377,500.

7. Note Payable

On December 12, 2005, the Company received $1,000,000 in the form of a short-term note payable from Univest Management, LLC, a company owned by Frank Gerardi, former President and CEO of the Company and a significant shareholder of the Company. The funds from this note were used to satisfy our obligation to renew our license fee with Novavax, Inc. for use of the Novasome® Technologies for an additional ten year period. The note and all accrued interest became due on the earlier of March 31, 2007 or when a sale leaseback of the land and building closed, with 30% interest per annum through February 1, 2006 and 12% interest per annum through October 1, 2006 and 10% interest per annum thereafter. The note was collateralized by a mortgage on real property owned by the Company. The Company accrued $18,000 and $45,000 of interest related to this note for the quarters ended March 31, 2007 and 2006 respectively. The note was paid in full on March 8, 2007 with the proceeds from the Pharmachem equity transaction consisting of $1,000,000 in principal balance and $163,000 of accrued interest (See Note 7).

On January 30, 2007, IGI, Inc. "entered into a revolving $1,000,000 secured line of credit agreement ("Credit Agreement") with Pinnacle Mountain Partners, LLC, ("Pinnacle"), a company owned by Dr. and Mrs. Hager, significant shareholders of the Company, a term of eighteen months. Loans under the Credit Agreement bear interest at prime (8.25% at March 31, 2007), plus 1.5% and are secured by assets of the Company (other than real property). All accrued and unpaid interest is payable monthly in arrears on the first of each month. The Company has borrowed $500,000 against this line of credit as of March 31, 2007.

Prior to signing the letter of credit with Pinnacle, the Company terminated the $1,000,000 line of credit agreement ("Agreement") with Pharmachem Laboratories, Inc. ("Pharmachem"). All monies borrowed under that agreement plus accrued interest was paid to Pharmachem on January 29, 2007. The terms of the agreement were substantially the same as the Pinnacle credit agreement except for the length of the agreement was for twelve months and the Pinnacle credit agreement is for eighteen months.

8. Discontinued Operations

On July 10, 2006, the Company's Board of Directors along with management accepted a plan to sell the equipment related to the Metal Plating Division to a third party. This reporting segment, the Metal Plating Division, is classified as discontinued operations for all periods presented. Frank Gerardi, the Company's former President and CEO, as well as a major IGI stockholder, has personally invested $350,000 in UCT, which represented less than a 1% ownership interest in UCT at the time it was made.

In the first quarter of 2007, the Company received a purchase order and deposit in the amount of $130,000 toward the re-purchase of the plating equipment from UCT. The selling price of the equipment is $378,000, which consists of $260,000 in cash which is net of $118,000 owed to UCT by the Company. As of May 14, 2007, UCT has substantially completed removal of the equipment at their expense and relocating it to a new facility.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of the data related to the Company's discontinued operations for the periods ended March 31, 2007 and March 31, 2006 appear below: (amounts in thousands)

Discontinued operations	Three months ended	Three months ended
Summary Income Statement	March 31, 2007	March 31, 2006

Product sales	$ -	$ -
Cost of sales	-	-
Sales and marketing expenses	-	(9)

Loss from discontinued operations	$ -	$ (9)


IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis or Plan of Operations

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-QSB that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in IGI's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB.

The Company undertakes no obligation to release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.

Our business plan for 2007 includes the upgrading of our manufacturing and expanding our production services to include filling and packaging capabilities. These additions will provide turnkey solutions to our existing and potential customers. Previously, we provided manufactured materials in bulk form and customers had to retain filling services from a third party. We anticipate that our high-speed packaging services will be completely operational by the second quarter of 2007. We currently have orders in house from several of our existing customers to provide turnkey operations. We will also be marketing our other capabilities to our customers, such as product development services and analytical services, all together or separately. In addition to this, we will be exploring ways to expand our intellectual property portfolio and increase our R&D product pipeline.

Results of Operations

Three months ended March 31, 2007 compared to March 31, 2006

Revenues (in thousands):

Components of Revenue:	2007	2006	$ Change	% Change

Product Sales	$604	$366	$238	65%
R&D Revenues	77	30	47	156%
Licensing and Royalty Income	140	185	(45)	-24%

Total Revenues	$821	$581	$240	40%

The increase in product sales relates to increases in sales volume to three of the Company's major customers for the three months ended March 31, 2007. The increase in R&D revenues relates to an increase in services rendered for product development. The decrease in royalty revenue relates to a decline in royalties from Johnson & Johnson and Estee Lauder, in 2007.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis or Plan of Operations

Costs and expenses (in thousands):

	2007	2006	$ Change	% Change

Cost of sales	$ 516	$ 258	$ 258	100%
Selling, general and administrative	585	457	128	28%
Product development and research	111	291	(180)	-62%

Total costs and expenditures	$1,212	$1,006	$ 206	20%

Cost of sales has increased for the period ended March 31, 2007 as a result of a change in the product mix for the period ended March 31, 2007 and as a result of the costs of $101,000 associated with regulatory affairs and analytical services which began in 2007 from the new services being offered by the Company.

As a result of the new services, which the Company is offering in 2007, we have changed certain of the roles and responsibilities of several of the Company's employees to oversee these operations and we have hired an additional analytical chemist. These employees, a quality control supervisor, a materials management clerk, and a regulatory associate are a part of the production process and are being captured in cost of sales.

Selling, general and administrative expenses for the period ended March 31, 2007 increased as a result of the expenses relating to stock option compensation expense of $81,000, higher salaries, and consulting fees. Our Executive Vice President of Operations and Business Development, who was previously responsible for the R&D laboratory and production, will now be overseeing client development and all of the operations of Company in an administrative capacity and accordingly her salary and benefits are accounted for as selling, general and administrative for 2007.

All of the aforementioned changes resulted in lower product development and research expenses for the Company in the period ended March 31, 2007.

Interest Expense (Income) (in thousands):

	2007	2006	$ Change	% Change

Interest Expense	$26	$45	$(19)	-42%
Interest Income	$ 7	$ 3	$ 4	133%

Interest expense was related to the short term notes payable to Univest Management LLC, a company owned by Frank Gerardi, former President and CEO of IGI and a significant shareholder, and the line of credit from Pinnacle Mountain Partners, LLC., a company owned by Dr. and Mrs. Hager, significant shareholders of the Company.

Net loss (in thousands):

	2007	2006	$ Change	% Change

Net loss	$(410)	$(452)	$ 42	9%
Net loss per share	(.03)	(.04)	.01	25%

The decrease in net loss related to the increase in revenues for the period ended March 31, 2007.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis or Plan of Operations

Liquidity and Capital Resources

The Company's operating activities used $729,000 of cash during the three months ended March 31, 2007 compared to $382,000 used in the comparable period of 2006. This use of cash is substantially a result of the pay down of accounts payable and increase of accounts receivable due to the increase of sales in 2007.

The Company's investing activities provided $36,000 of cash in the three months ended March 31, 2007 compared to no cash used in investing activities in the first three months of 2006. The money provided in 2007 represents a deposit of $130,000 on the metal plating equipment being sold to UCT less $94,000 in capital expenditures for equipment for the packaging and filling operations in 2007.

The Company's financing activities provided $427,000 of cash in the three months ended March 31, 2007 compared to $184,000 provided by financing activities in the three months ended March 31, 2006. The cash provided for the period ended March 31, 2007 represents borrowings from short-term notes payable and proceeds from the private placement of common stock net of expenses and repayment of debt (see Note 7). For the same period in 2006 cash provided represents proceeds from the exercise of stock options and the issuance of shares pursuant to a private placement of common stock.

The Company's principal sources of liquidity are cash and cash equivalents of approximately $353,000 at March 31, 2007, future cash from operations, and $500,000 unused balance on our line of credit from Pinnacle Mountain Partners, LLC. The Company sustained net losses of $410,000 and $452,000 for the quarters ended March 31, 2007 and 2006, respectively, and had a working capital deficiency of $37,000 at March 31, 2007.

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

There have been no material changes to the Company's contractual commitments as reflected in the 2006 10-KSB Annual Report other than those disclosed in this Form 10-QSB.

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

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis or Plan of Operations

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

Sarbanes Oxley 404 Implementation

The Company is anticipating commencing SOX 404 implementation during the summer of 2007. We are currently evaluating proposals from two independent Companies to assist us in the preparation.

Financial risk of inaccurate pricing of agreements

We may bear financial risk if we under price our product development agreements or overrun cost estimates.

Since our product development agreements are often structured as fixed price, we bear the financial risk if we initially under price our agreements or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

American Stock Exchange (AMEX) Continuing Listing Standards

On June 12, 2006, AMEX notified the Company that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its four most recent fiscal years and a minimum of $4,000,000 in stockholders' equity to remain listed of the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, 2005 and 2006 fiscal years. The Company's stockholders' equity at March 31, 2007 was $3.24 million.

On July 17, 2006, the Company submitted a plan of compliance to AMEX. AMEX had 45 days to review the plan and notify the Company whether they would accept the plan or if the Company would be subject to delisting procedures.

On September 1, 2006, the Exchange notified the Company that it had completed its review of IGI's plan of compliance and supporting documentation and had determined that, in accordance with Section 1009 of the AMEX Company Guide, the Plan makes a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards by the end of the Plan period and therefore its listing is being continued pursuant to an extension. The targeted completion date to regain compliance with the continued listing standards is December 12, 2007.  Failure to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange.

In 2006, the AMEX also notified the Company that the Company had more shares outstanding than the AMEX has recorded as listed. Under Section 301 of the AMEX Company Guide, the Company may not issue unlisted shares. The AMEX had asked the Company to investigate the situation. The Company believes that at least some of the shares in question were in fact listed. Because of management changes the Company had difficulty in locating the listing application for such shares. The Company filed an additional listing application for the shares in question. On April 17, 2007, the Company received a letter from AMEX stating that they approved the listing of the additional shares that it filed an application for in December of 2006.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis or Plan of Operations

Critical Accounting Policies and Estimates

IGI's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principals ("GAAP"), which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred or contractual services rendered, the sales price is fixed or determinable, and collection is reasonably assured in conformity with SAB No. 104, Revenue Recognition

The Company derives its revenues from three basic types of transactions: sales of manufactured product, licensing of technology, and research and product development services performed for third parties. Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition policies for each.

Product Sales: The Company recognizes revenue when title transfers to its customers, which is generally upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products.

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

Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices and interest rates. The Company is exposed to market risk because of changes in interest rates however, the changes in interest rates are not expected to have a material adverse effect on the Company's financial condition or results of operations. The Company does not use derivative instruments.

IGI, INC. AND SUBSIDIARIES

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures are not completely effective because of material financial weaknesses as of the end of the period covered by this report with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. These weaknesses, which are disclosed below, were identified during our fiscal 2006 evaluation of internal control over financial reporting. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company has determined that there are material weaknesses among its internal controls upon the discovery of theft within the Company. The Company is currently taking steps to revise our procedures to reduce the possibility of fraud occurring again in the future. In early 2007, the Company uncovered that an employee forged some of its checks with its books reflecting that the amounts indicated on the checks were actually being paid to vendors (the "Theft"). The Theft totaled approximately $80,000 over 42 months. The Company has implemented controls to help prevent future occurrences. The failure to prevent the fraud or detect it earlier is a material weakness in the internal control over financial reporting and the Disclosure Controls and Procedures.

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

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis or Plan of Operations

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

Sarbanes-Oxley 404 Compliance ("SOX 404"). It is anticipated that Management will begin conducting an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission sometime in the second quarter of 2007. The assessment process will require significant amounts of management time and resources, thus management plans to engage a consulting firm to assist in the process.

IGI, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Private Placement Memorandum ("Private Placement") dated March 7, 2007; the Company issued 1,500,000 shares to an accredited investor, Pharmachem Laboratories, Inc for gross proceeds of $1,500,000. The Company granted Pharmachem the right to have its shares included in one registration (except in the case it suffers a cutback of its shares) of the company securities ("piggyback registration rights") until January 1, 2010, with certain exceptions and subject to certain rights of the Company to cutback shares to be included in the registration.

The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

In connection with the transaction the Company paid $112,500, issued 22,123 shares of common stock and issued a warrant to purchase 150,000 shares at $1.00 per share expiring March 7, 2009 to Landmark Financial Corporation as fees on the private placement. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None

ITEM 6. Exhibits

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

IGI, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI, Inc.
(Registrant)

Date: May 15, 2007	By:	/s/ Rajiv Mathur

Rajiv Mathur
President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
