Form 10QSB
period 2007-06-30
IGI INC
filed 2007-08-14
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Common Shares Outstanding at August 7, 2007 was 14,612,899.

Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenues:
Product sales, net	$ 741	$ 490	$ 1,345	$ 856
R&D Revenues	191	133	268	163
R&D Revenue- related party	20	-	20	-
Licensing and royalty income	148	194	288	379

Total revenues	1,100	817	1,921	1,398

Cost and expenses:
Cost of sales	622	433	1,138	691
Selling, general and administrative expenses	596	442	1,182	900
Product development and research expenses	114	271	225	561

Operating loss	(232)	(340)	(624)	(774)
Interest expense (net)	(8)	(28)	(27)	(70)
Other income	64	-	64	24

Loss from continuing operations	(176)	(357)	(587)	(800)
Gain (loss) from discontinued operations	5	(11)	5	(20)

Net loss	$(171)	$(368)	$ (582)	$ (820)

Basic and Diluted Loss Per Share
Continued operations net loss per share	$ (.01)	$ (.03)	$ (.04)	$ (.06)
Discontinued operations net income (loss) per share	-	-	-	-

Net loss per share	$ (.01)	$ (.03)	$ (.04)	$ (.06)

Weighted Average of Common Stock and
Common Stock Equivalents Outstanding
Basic and diluted	14,612,899	12,781,255	13,997,904	12,705,984

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2007	2006*

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 123	$ 619
Restricted cash	50	50
Accounts receivable, less allowance for doubtful
accounts of $33 in 2007 and $ 34 in 2006	609	197
Accounts receivable- related party	20	-
Licensing and royalty income receivable	102	91
Inventories	474	485
Prepaid expenses and other current assets	103	45
Assets of discontinued operations held for sale	-	350

Total current assets	1,481	1,837
Property, plant and equipment, net	2,423	2,396
License fee, net	850	900
Other assets	2	10

Total assets	$ 4,756	$ 5,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - related party	$ 500	$ 1,451
Accounts payable	446	505
Accrued expenses	395	417
Deferred income, current	293	400
Liabilities of discontinued operations	-	118

Total current liabilities	1,634	2,891
Deferred income	47	59

Total liabilities	1,681	2,950

Stockholders' equity:
Common stock $.01 par value, 50,000,000 shares
authorized; 16,578,639 and 15,056,516 shares
issued in 2007 and 2006, respectively	166	151
Additional paid-in capital	27,018	25,569
Accumulated deficit	(22,714)	(22,132)
Less treasury stock, 1,965,740 shares at cost	(1,395)	(1,395)

Total stockholders' equity	3,075	2,193

Total liabilities and stockholders' equity	$ 4,756	$ 5,143

The accompanying notes are an integral part of the consolidated financial statements.
* Derived from the audited December 31, 2006 financial statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,

	2007	2006

Cash flows from operating activities:
Net loss	$ (582)	$(820)
Reconciliation of net loss to net cash used in
operating activities:
Depreciation and amortization	115	157
Bad debt expense	-	1
Recognition of deferred income	(119)	(53)
Amortization of license fee	50	50
Stock option compensation expense	165	-
Gain on sale of assets of discontinued operations	(5)	-
Changes in operating assets and liabilities:
Accounts receivable	(432)	(154)
Inventories	11	(353)
Licensing and royalty income receivable	(11)	70
Prepaid expenses and other assets	(58)	(45)
Accounts payable and accrued expenses	(80)	529
Deferred income	-	24

Net cash used in operating activities	(946)	(594)

Cash flows from investing activities:
Capital expenditures	(157)	-
Proceeds from sale of assets of discontinued operations	260	-

Net cash provided by investing activities:	103	-

Cash flows from financing activities:
Proceeds from private placement of common stock,
net of expenses	1,298	-
Repayment of note payable, related party	(1,145)	-
Repayment of note payable	(306)	-
Proceeds from exercise of common stock options	-	253
Borrowing from short term notes payable	500	-

Net cash provided by financing activities	347	253

Net decrease in cash and cash equivalents	(496)	(341)
Cash and equivalents at beginning of period	619	365

Cash and equivalents at end of period	$ 123	$ 24

Supplemental cash flow information:
Cash payments for interest	$ 175	$ -
Cash payment for taxes	5	-

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The condensed consolidated balance sheet as of June 30, 2007 has been derived from those audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

1. Organization

IGI, Inc. ("IGI" or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the development and manufacturing of topical, semi solid and liquid products for pharmaceutical, cosmeceutical, and cosmetics companies with or without its proprietary encapsulation technology, Novasome®.

In December 2006, the Company purchased three high-speed filling lines to enable us to provide filling and packaging services to our current and prospective customers. The Company will continue purchasing additional equipment throughout 2007 to complete this operation. Also, in conjunction with our new business focus, we are now offering product development and analytical services to our customers in addition to our manufacturing and packaging services.

2. Summary of Significant Accounting Policies

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

The Company derives its revenues from three basic types of transactions: sales of manufactured product, licensing of technology, and product development services performed for third parties. Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition policies for each.

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


IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

In making such assessments, judgments are required to evaluate contingencies such as potential variances in schedule and the costs, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Billings on product development contracts are typically based upon terms agreed upon by the Company and customer and are stated in the contracts themselves and do not always align with the revenues recognized by the Company. On occasions when revenue recognized exceeds the milestone or progress billed to our customer, an "unbilled" receivable is recorded on our Consolidated Balance Sheet.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on the Company's consolidated results of operations and financial position.

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

In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF 07-03"). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating what effect, if any, the adoption of EITF 07-03 will have on the Company's consolidated results of operations and financial position.

3. Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at June 30, 2007 and December 31, 2006 consist of:

June 30, 2007	December 31, 2006

(amounts in thousands)

Finished goods	$245	$241
Work in progress	12	18
Raw materials	217	226

Total	$474	$485

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

4. Stock-Based Compensation

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

The Company also has a stock-based incentive plan in place for its eligible employees, officers, consultants, independent advisors and non-employee directors called the 1999 Stock Incentive Plan (the "Plan"). The Plan permits the grant of share options and shares for up to 3,200,000 shares of our common stock, of which, 2,193,800 shares were outstanding and 1,006,200 were available at June 30, 2007. Option awards are granted with an exercise price equal to or greater than the closing sale price per share of the Company's common stock on the AMEX Stock Exchange on the option grant date. Although the terms of any award vary, options awards generally vest based upon four years of continuous service and have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the six months ended June 30, 2007

Expected volatility	74.22%
Expected term (in years)	5.5-6 years
Risk-free rate	4.59%
Expected dividends	0%

A summary of option activity under the Plan and the Director Plan as of June 30, 2007 and changes during the six month period ended are presented below:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

	1,818,548	$1.56
Outstanding as of 1/1/2007	573,750	$1.04
Issued	-	-
Exercised	(19,000)	$ .95
Forfeited

Outstanding as of 6/30/2007	2,373,298	$1.44

Exercisable as of 6/30/2007	1,714,548	$1.58

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended June 30, 2007 was $.50 and the weighted- average grant-date fair value of options granted during the six months ended June 30, 2007 was $.72.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table summarizes information regarding options outstanding and exercisable at June 30, 2007:

Outstanding:

		Weighted	Weighted
		Average	Average
Range of	Stock options	Exercise	Remaining
Exercise Prices	Outstanding	Price	Contractual Life

$0.50	to	$1.00	347,250	$0.74	6.63
$1.01	to	$2.00	1,581,548	$1.32	6.57
$2.01	to	$3.00	414,500	$2.31	5.17
$3.01	to	$3.75	30,000	$3.75	0.50

Total			2,373,298	$1.44	6.25

Exercisable:

	Stock	Weighted
Range of	Options	Average
Exercise Prices	Exercisable	Exercise Price

$0.50	to	$1.00	332,250	$0.73
$1.01	to	$2.00	937,798	$1.49
$2.01	to	$3.00	414,500	$2.31
$3.01	to	$5.00	30,000	$3.75

Total			1,714,548	$1.58

As of June 30, 2007, the intrinsic value of the options outstanding and exercisable is $11,000. The amount of options in the money at June 30, 2007 is the same amount for outstanding and exercisable. As of June 30, 2007, there was $385,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the remaining vesting periods of the options granted.

As a result of FASB Statement 123(R), the Company's net loss for the six months ended June 30, 2007 was $165,000 higher.

5. Income Taxes

Effective January 1, 2007, the Company adopted Financial Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at June 30, 2007.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

6. License Agreements

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for a fee of $1,000,000. This extension entitles the Company exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field") thru 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $50,000 related to this agreement for each of the periods ended June 30, 2007 and 2006.

7. Stock Subscription Agreement

On February 6, 2007 the Registrant and Pharmachem Laboratories, Inc. ("Pharmachem") entered into a subscription agreement pursuant to which the Registrant agreed to sell to Pharmachem 1,500,000 shares ("Shares") of its common stock, $.01 par value ("Common Stock") at $1 per share for gross proceeds of $1,500,000. Pharmachem was granted certain piggyback registration rights with respect to the shares purchased. The American Stock Exchange approved this transaction and shares were issued on March 13, 2007. The Company used the proceeds from this equity investment to repay outstanding debts and accrued interest to Univest Management LLC; an entity controlled by Frank Gerardi, former President and CEO of the Company and a significant shareholder. In connection with the transaction, the Company paid $112,500 in cash, issued 22,139 shares of common stock and a warrant to purchase 150,000 shares of common stock, expiring March 7, 2009, exercisable at $1.00 per share in fees to Landmark Financial Corporation. The Company incurred $10,000 of legal fees, $112,500 of commission, and $34,000 in American Stock Exchange additional listing fees in connection with this transaction for net proceeds to the Company of $1,343,500.

8. Notes Payable- Related Party

On December 12, 2005, the Company received $1,000,000 in the form of a short-term note payable from Univest Management, LLC, a company owned by Frank Gerardi, former President and CEO of the Company and a significant shareholder of the Company. The funds from this note were used to satisfy our obligation to renew our license fee with Novavax, Inc. for use of the Novasome® Technologies for an additional ten year period. The note and all accrued interest became due on the earlier of March 31, 2007 or when a sale leaseback of the land and building closed, with 30% interest per annum through February 1, 2006 and 12% interest per annum through October 1, 2006 and 10% interest per annum thereafter. The note was collateralized by a mortgage on real property owned by the Company. The Company accrued $18,000 and $45,000 of interest related to this note for the six months ended June 30, 2007 and 2006 respectively. The note was paid in full on March 8, 2007 with the proceeds from the Pharmachem equity transaction consisting of $1,000,000 in principal balance and $163,000 of accrued interest (See Note 6).

On January 30, 2007, IGI, Inc. "entered into a revolving $1,000,000 secured line of credit agreement ("Credit Agreement") with Pinnacle Mountain Partners, LLC, ("Pinnacle"), a company owned by Dr. and Mrs. Hager, significant shareholders of the Company, for a term of eighteen months. Loans under the Credit Agreement bear interest at prime (8.25% at June 30, 2007), plus 1.5% and are secured by assets of the Company (other than real property). All accrued and unpaid interest is payable monthly in arrears on the first of each month. The Company has borrowed $500,000 against this line of credit as of June 30, 2007. On May 10, 2007, Mrs. Hager was voted on to the Board of Directors of the Company.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Prior to signing the letter of credit with Pinnacle, the Company terminated the $1,000,000 line of credit agreement ("Agreement") with Pharmachem. All monies borrowed under that agreement plus accrued interest were paid to Pharmachem on January 29, 2007. The terms of the agreement were substantially the same as the Pinnacle credit agreement except for the term of the agreement, which was twelve months. Pharmachem owns more than 10% of the Company, see Note 6 above, and is considered a related party.

9. Discontinued Operations

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

During the second quarter of 2007, the Company consummated the sale of all of the equipment related to the Metal Plating operation to UCT. The selling price of the equipment was $378,000, which consisted of $260,000 in cash net of $118,000 owed to UCT by the Company. As a result of the aforementioned, the Company recorded a $5,000 gain on the sale of the equipment.

A summary of the data related to the Company's discontinued operations for the periods ended June 30, 2007 and June 30, 2006 appear below: (amounts in thousands)

Three months	Three months	Six months	Six months
ended	ended	ended	ended
June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Discontinued operations
Summary Income Statement
Product sales	$ -	$ -	$ -	$ -
Cost of sales	-	(11)	-	(20)
Sales and marketing expenses	-	-	-	-
Gain on sale of assets	5	-	5	-

Gain (loss) from discontinued
operations	$5	$(11)	$5	$(20)

10. Related Party Transactions

The Company is working with Pharmachem, a significant shareholder, to develop Novasome® based products for Pharmachem to market to third party customers.

For the six months period ended June 30, 2007, the Company recognized $20,000 of R&D revenues and has a $20,000 accounts receivable balance.

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

We continue to focus the Company on our business plan for 2007 which includes the upgrade of our manufacturing facility and expansion of our production services to include filling and packaging capabilities. These additions will provide turnkey solutions to our existing and potential customers. Previously, we provided manufactured materials in bulk form and customers had to retain filling services from a third party. The Company has begun to utilize this filling equipment in the second quarter of 2007. The Company will be purchasing additional equipment throughout 2007 to complete the operation, which we estimate will be about $150,000. We are also marketing our other capabilities to our customers, such as product development services and analytical services, all together or separately. In addition to this, we will be exploring ways to expand our intellectual property portfolio and increase our R&D product pipeline.

Results of Operations

Three months ended June 30, 2007 compared to June 30, 2006

Revenues (in thousands):

	2007	2006	$ Change	% Change

Product Sales	741	490	251	51%

R&D Revenues	211	133	78	59%

Royalty Revenue	148	194	-46	-24%

Total Revenues	1,100	817	283	35%

The increase in product sales relates to higher sales to Vetoquinol, USA and sales to a new customer for the three months ended June 30, 2007 compared to June 30, 2006. The increase in sales from Vetoquinol, USA was directly related to the Company's ability to package and fill the products we manufacture for them. The R&D revenues relate to fees paid to the Company to develop a new product line for a new customer in 2007 and by Genesis Pharmaceutical in 2006 for product development services in connection with new products . Also, in the second quarter 2007, the Company received $25,000 in revenue from the grant issued to the Company and Boston University by the National Institute of Health. The decrease in royalty revenue was related to a decline in royalties from J&J and Estee Lauder in 2007.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs and expenses (in thousands):

	2007	2006	$ Change	% Change

Cost of sales	622	433	189	44%

Selling, general and
administrative	596	442	154	35%

Product development and
research	114	271	-157	-58%

Totals costs and expenses	1,332	1,146	186	16%

As a percentage of product and R&D revenues, cost of sales was 65% for the quarter ended June 30, 2007 and 70% for the quarter ended June 30, 2006. The slight decrease in cost of sales as a percentage of product and R&D revenues related to the Company's ability to improve our fixed cost absorption in 2007 with increased sales.

As a percentage of total revenues, selling, general and administrative expenses were 54% of revenues for the quarters ended June 30, 2007 and June 30, 2006.

Interest Expense (Income) (in thousands):

	2007	2006	$ Change	% Change

Interest Expense	12	30	-18	-60%

Interest Income	(4)	(2)	2	100%

Interest expense was lower in the three months ended June 30, 2007 because our debt balances were lower in 2007 and our interest income is higher for the same period as a result of higher cash balances.

Net loss (in thousands):

	2007	2006	$ Change	% Change

Net loss	-171	-368	-197	-54%

Net loss per share	-.01	-.03	-.02	-66%

The decrease in net loss related to the overall increase in revenues and improved absorption of fixed overhead costs for the quarter ended June 30, 2007.

Six months ended June 30, 2007 compared to June 30, 2006

Revenues (in thousands):

	2007	2006	$ Change	% Change

Product Sales	1,345	856	489	57%

R&D Revenues	288	163	125	77%

Royalty Revenue	288	379	-91	-24%

Total Revenues	1,921	1,398	523	37%

The increase in product sales relates to the Company's ability to package and fill the products we manufacture for our customer and sales of new products developed by the Company. The R&D revenues for the six months ended June 30, 2007, relate to fees paid to the Company to develop a new product line for a customer which is expected to to be launched in the fourth quarter of 2007; in the six months ended June 30, 2006, the R&D revenues related to product development fees received from Genesis Pharmaceuticals. The decrease in royalty revenue was related to a decline in royalties from J&J and Estee Lauder in 2007.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs and expenses (in thousands):

	2007	2006	$ Change	% Change

Cost of sales	1,138	691	447	65%

Selling, general and
administrative	1,182	900	282	31%

Product development and
research	225	561	-336	-60%

Totals costs and expenses	2,545	2,152	393	18%

As a percentage of product and R&D revenues, cost of sales was 70% for the six months ended June 30, 2007 and 68% for the six months ended June 30, 2006. The slight increase in cost of sales as a percentage of product and R&D revenues relates to the increase in costs in 2007 associated with additional staff for the regulatory affairs and analytical services department for the additional services now being offered by the Company.

As a percentage of total revenues, selling, general and administrative expenses were 62% of revenues for the six months ended June 30, 2007 compared to 64% for the six months ended June 30, 2006. The slight decrease in expenses was related to the improved sales of the Company and better absorption of fixed costs in 2007.

Interest Expense (Income) (in thousands):

	2007	2006	$ Change	% Change

Interest Expense	39	75	-36	-48%

Interest Income	(12)	(5)	7	140%

Interest expense was lower in the six months ended June 30, 2007 because our debt balances were lower in 2007 and our interest income is higher for the same period as a result of higher cash balances.

Net loss (in thousands):

	2007	2006	$ Change	% Change

Net loss	-582	-820	238	29%

Net loss per share	-.04	-.06	.02	33%

The decrease in net loss relates to the increase in revenues and better absorption of fixed costs for the six months ended June 30, 2007.

Included in Other Income for the three months and six months ended June 30, 2007 is $58,000 of insurance settlement funds received by the Company as a result of the employee theft claim submitted earlier in 2007. The funds received were net of a $25,000 deductible the Company has on its insurance policy.

Liquidity and Capital Resources

The Company's operating activities used $946,000 of cash during the six months ended June 30, 2007 compared to $594,000 used in the comparable period of 2006. This use of cash is substantially a result of the pay down of accounts payable and increase of accounts receivable due to the increase of sales in 2007.

The Company's investing activities provided $103,000 of cash in the six months ended June 30, 2007 compared to no cash used in investing activities in the six months ended June 30, 2006. The money provided in 2007 represents proceeds of $260,000 for the metal plating equipment that was sold to UCT less $157,000 in capital expenditures for equipment for the packaging and filling operations in 2007.

IGI, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company's financing activities provided $347,000 of cash in the six months ended June 30, 2007 compared to $253,000 provided by financing activities in the six months ended June 30, 2006. The cash provided for the period ended June 30, 2007 represents borrowings from short-term notes payable and proceeds from the private placement of common stock net of expenses and repayment of debt (see Note 6). For the same period in 2006 cash provided represents proceeds from the exercise of stock options.

The Company's principal sources of liquidity are cash and cash equivalents of approximately $123,000 at June 30, 2007, future cash from operations, and $500,000 unused balance on our line of credit from Pinnacle Mountain Partners, LLC. The Company sustained net losses of $582,000 and $820,000 for the six months ended June 30, 2007 and 2006, respectively, and had a working capital deficiency of $153,000 at June 30, 2007.

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

Sarbanes Oxley 404 Implementation

The Company has commenced its SOX 404 risk evaluation and implementation planning. We have engaged an independent Company to assist us in the preparation.

American Stock Exchange (AMEX) Continuing Listing Standards

On June 12, 2006, AMEX notified the Company that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its four most recent fiscal years and a minimum of $4,000,000 in stockholders' equity to remain listed of the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, 2005 and 2006 fiscal years. The Company's stockholders' equity at June 30, 2007 was $3.08 million.

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

In 2006, the AMEX also notified the Company that the Company had more shares outstanding than the AMEX has recorded as listed. Under Section 301 of the AMEX Company Guide, the Company may not issue unlisted shares. The AMEX had asked the Company to investigate the situation. The Company believes that at least some of the shares in question relating to two prior private placements were in fact listed. Because of management changes the Company had difficulty in locating the listing application for such shares. The Company filed an additional listing application for the shares in question. On April 17, 2007, the Company received a letter from AMEX stating that they approved the listing of the additional shares that it filed an application for in December of 2006. The fees associated with the listing of these additional shares was $45,000 and is presented in the Stockholder's equity section of the Balance Sheet and as a financing activity on the Statement of Cash Flows netted with proceeds from a private placement.

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

In making such assessments, judgments are required to evaluate contingencies such as potential variances in schedule and the costs, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Billings on product development contracts are typically based upon terms agreed upon by the Company and customer and are stated in the contracts themselves and do not always align with the revenues recognized by the Company. On occasions when revenue recognized exceeds the milestone or progress billed to our customer, an "unbilled" receivable is recorded on our Consolidated Balance Sheet.

Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices and interest rates. The Company is exposed to market risk because of changes in interest rates; however, the changes in interest rates are not expected to have a material adverse effect on the Company's financial condition or results of operations. The Company does not use derivative instruments.

IGI, INC. AND SUBSIDIARIES

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures are not completely effective because of material financial weaknesses as of the end of the period covered by this report with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. These weaknesses, which are disclosed below, were identified during our fiscal 2006 evaluation of internal control over financial reporting. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company has determined that there are material weaknesses among its internal controls upon the discovery of theft within the Company. The Company is currently taking steps to revise our procedures to reduce the possibility of fraud occurring again in the future. In early 2007, the Company uncovered that an employee forged some of its checks, with its books reflecting that the amounts indicated on the checks were actually being paid to vendors (the "Theft"). The Theft totaled approximately $80,000 over 42 months. The Company has implemented controls to help prevent future occurrences. The failure to prevent the fraud or detect it earlier is a material weakness in the internal control over financial reporting and the Disclosure Controls and Procedures.

In a report to the Audit Committee of our Board of Directors and management of the Company, delivered by our independent audit firm, Amper, Politziner & Mattia P.C. on March 29, 2007 in connection with their audit of our financial results for the year ended December 31, 2006, two items were identified to be material weaknesses in our internal controls. A "material weakness" is a significant deficiency in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Our material weaknesses were inadequate segregation of duties in the accounting/finance department and management overrides of controls. As a result of these material weaknesses, our internal control over financial reporting is ineffective. The Company is currently evaluating the steps necessary to alleviate these material weaknesses. We will be adding additional management oversight controls to alleviate the lack of segregation of duties. We believe the process of compliance with the Sarbanes-Oxley Regulation will help us further define those steps. In addition, we hope to hire an additional support person for the accounting department in 2007. The impact of the above conditions did not affect the results of this period or any prior period.

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

IGI, INC. AND SUBSIDIARIES

ITEM 3. Controls and Procedures (continued)

provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met and, as set forth above.

Sarbanes-Oxley 404 Compliance ("SOX 404"). Management has begun conducting an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in the second quarter of 2007. The assessment process will require significant amounts of management time and resources, therefore management has engaged a consulting firm to assist in the process.

IGI, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The following is a report of the voting results of the Company's annual shareholders meeting held on May 10, 2007:

The proposal to elect four directors, as described in the Company's proxy statement for its annual meeting of shareholders held on May 10, 2007, was approved. The directors were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. The tabulation was as follows:

Director	Votes For	Withhold Authority

Jane Hager	10,073,111	238,128
Stephen Morris	10,049,255	261,984
Terrence O'Donnell	10,078,840	232,399
Rajiv Mathur	10,160,111	151,128

The proposal to approve the adoption of an amendment to increase the number of shares by 300,000 as authorized and available under the Company's 1999 Director Stock Option Plan was approved. The tabulation was as follows:

Votes For: 4,412,912 Votes Against: 548,789
Votes Abstain: 6,659 Broker Non-Votes: 5,342,879

The proposal to approve the adoption of an amendment to increase the number of shares by 700,000 as authorized and available under the Company's 1999 Stock Incentive Plan, and to ensure compliance with Section 409A of the Internal Revenue Code was approved. The tabulation was as follows:

Votes For: 4,283,051 Votes Against: 676,523
Votes Abstain: 8,786 Broker Non-Votes 5,342,879

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

IGI, Inc.
(Registrant)

Date: August 14, 2007	By:	/s/ Rajiv Mathur

Rajiv Mathur
Chairman and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
