Form 10QSB
period 2007-09-30
IGI INC
filed 2007-11-14
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Common Shares Outstanding at November 14, 2007 was 14,612,899.

Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Revenues:
Product sales, net	$520	$537	$1,865	$1,393
R&D Revenues	252	1	520	164
R&D Revenue- related party	77	-	97	-
Licensing and royalty income	156	120	444	499

Total revenues	1,005	658	2,926	2,056

Cost and expenses:
Cost of sales	494	401	1,632	1,092
Selling, general and administrative expenses	469	447	1,651	1,324
Product development and research expenses	135	253	360	814

Operating loss	(93)	(443)	(717)	(1,174)
Interest expense (net)	(12)	(29)	(39)	(99)
Other income	-	-	64	-

Loss from continuing operations	(105)	(472)	(692)	(1,273)
Gain (loss) from discontinued operations	-	(38)	5	(58)

Net loss	$(105)	$(510)	$(687)	$(1,331)

Basic and Diluted Loss Per Share
Continued operations net loss per share	$(.01)	$(.04)	$(.05)	$(.10)
Discontinued operations net income (loss) per share	-	-	-	-

Net loss per share	$(.01)	$(.04)	$(.05)	$(.10)

Weighted Average of Common Stock and
Common Stock Equivalents Outstanding
Basic and diluted	14,612,899	12,888,186	14,210,812	12,767,341

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2007	2006*

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$134	$619
Restricted cash	50	50
Accounts receivable, less allowance for doubtful accounts
of $33 in 2007 and $ 34 in 2006	374	197
Accounts receivable- related party	51	-
Licensing and royalty income receivable	146	91
Inventories	522	485
Prepaid expenses and other current assets	81	45
Assets of discontinued operations held for sale	-	350

Total current assets	1,358	1,837
Property, plant and equipment, net	2,379	2,396
License fee, net	825	900
Other assets	-	10

Total assets	$4,562	$5,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - related party	$500	$1,145
Note payable	-	306
Accounts payable	428	505
Accrued expenses	361	417
Deferred income, current	191	400
Liabilities of discontinued operations	-	118

Total current liabilities	1,480	2,891
Deferred income	46	59

Total liabilities	1,526	2,950

Stockholders' equity:
Common stock $.01 par value, 50,000,000 shares
authorized; 16,578,639 and 15,056,516 shares
issued in 2007 and 2006, respectively	166	151
Additional paid-in capital	27,084	25,569
Accumulated deficit	(22,819)	(22,132)
Less treasury stock, 1,965,740 shares at cost	(1,395)	(1,395)

Total stockholders' equity	3,036	2,193

Total liabilities and stockholders' equity	$4,562	$5,143

The accompanying notes are an integral part of the consolidated financial statements.
* Derived from the audited December 31, 2006 financial statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,

	2007	2006

Cash flows from operating activities:
Net loss	$(687)	$(1,331)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	172	201
Impairment charge on assets of discontinued operations	-	38
Bad debt expense	-	1
Recognition of deferred income	(378)	(72)
Amortization of license fee	75	75
Stock option compensation expense	231	19
Gain on sale of assets of discontinued operations	(5)	-
Changes in operating assets and liabilities:
Accounts receivable	(228)	(119)
Inventories	(37)	(202)
Licensing and royalty income receivable	(55)	42
Prepaid expenses and other assets	(36)	(34)
Accounts payable and accrued expenses	(132)	455
Income taxes payable	-	(3)
Deferred income	156	139
Net change in assets of discontinued liabilities	-	7

Net cash used in operating activities	(924)	(784)

Cash flows from investing activities:
Capital expenditures	(168)	-
Proceeds from sale of assets of discontinued
operations	260	-

Net cash provided by investing activities:	92	-

Cash flows from financing activities:
Proceeds from private placement of common stock,
net of expenses	1,298	100
Repayment of note payable, related party	(1,145)	-
Repayment of note payable	(306)	-
Proceeds from exercise of common stock options	-	340
Borrowing from short term notes payable	500	-

Net cash provided by financing activities	347	440

Net decrease in cash and cash equivalents	(485)	(344)
Cash and equivalents at beginning of period	619	365

Cash and equivalents at end of period	$134	$21

Supplemental cash flow information:
Cash payments for interest	$201	$-
Cash payment for taxes	5	-

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The condensed consolidated balance sheet as of September 30, 2007 has been derived from those audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

1. Organization

IGI, Inc. ("IGI" or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the development and manufacturing of topical semi solid and liquid products for pharmaceutical, cosmeceutical, and cosmetics companies with or without its proprietary encapsulation technology, Novasome®.

In December 2006, the Company purchased three high-speed filling lines to enable us to provide filling and packaging services to our current and prospective customers. The Company will continue purchasing additional equipment throughout 2007 to complete this operation. We are also providing product development and analytical services to our customers now in addition to our manufacturing and packaging services.

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
IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Product Development Services: The Company provides product development services to its customers upon the execution of a product development agreement. Product development revenues are recognized upon the completion of each phase of development as outlined in the product development agreement. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. These payments are generally non-refundable and are reported as deferred until they are recognizable as revenue. If no such agreement exists, product development fees are recognized ratably over the entire period during which the services are performed.

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

3. Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at September 30, 2007 and December 31, 2006 consist of:

	September 30, 2007	December 31, 2006

	(amounts in thousands)
Finished goods	$251	$241
Work in progress	13	18
Raw materials	258	226

Total	$522	$485

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

The Company also has a stock-based incentive plan in place for its eligible employees, officers, consultants, independent advisors and non-employee directors called the 1999 Stock Incentive Plan (the "Plan"). The Plan permits the grant of share options and shares for up to 3,200,000 shares of our common stock, of which, 1,349,500 shares were outstanding and 1,006,200 were available at September 30, 2007. Option awards are granted with an exercise price equal to or greater than the closing sale price per share of the Company's common stock on the AMEX Stock Exchange on the option grant date. Although the terms of any award vary, options awards generally vest based upon four years of continuous service and have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the nine months ended September 30, 2007

Expected volatility	74.22%
Expected term (in years)	5-6 years
Risk-free rate	4.56%-4.60%
Expected dividends	0%

A summary of option activity under the Plan and the Director Plan as of September 30, 2007 and changes during the nine month period ended are presented below:

	Number	Weighted Average
	of Options	Exercise Price

Outstanding as of 1/1/2007	1,818,548	$1.56
Issued	573,750	$1.04
Exercised	-	-
Forfeited	(19,000)	$ .95

Outstanding as of 9/30/2007	2,373,298	$1.44

Exercisable as of 9/30/2007	1,799,548	$1.57

Based upon application of the Black-Scholes option-pricing formula described above, the weighted- average grant-date fair value of options granted during the nine months ended September 30, 2007 was $.72. There were no options granted during the three months ended September 30, 2007.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table summarizes information regarding options outstanding and exercisable at September 30, 2007:

Outstanding:

			Weighted
			Average
		Weighted	Remaining
Range of	Stock options	Average	Contractual
Exercise Prices	Outstanding	Exercise Price	Life

$0.50 to $1.00	347,250	$0.74	6.38
$1.01 to $2.00	1,581,548	$1.32	6.31
$2.01 to $3.00	414,500	$2.31	4.92
$3.01 to $4.00	30,000	$3.75	0.25

Total	2,373,298	$1.44	6.00

Exercisable:

		Weighted
Range of	Stock options	Average
Exercise Prices	Exercisable	Exercise Price

$0.50 to $1.00	332,250	$0.73
$1.01 to $2.00	1,022,798	$1.48
$2.01 to $3.00	414,500	$2.31
$3.01 to $4.00	30,000	$3.75

Total	1,799,548	$1.57

As of September 30, 2007, the intrinsic value of the options outstanding is $91,000 and the intrinsic value of the options exercisable is $89,000. As of September 30, 2007, there was $273,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the remaining vesting periods of the options granted.

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
IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at September 30, 2007.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

6. Contractual Agreements

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for a fee of $1,000,000. This extension entitles the Company exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field") thru 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $75,000 related to this agreement for each of the nine month periods ended September 30, 2007 and 2006.

On August 21, 2007, the Company signed a Marketing, Product Development, Manufacturing and Supply Agreement with Pharmachem Laboratories, Inc. ("Pharmachem"). Pharmachem is a major manufacturer and supplier of value added cosmetic and nutritional ingredients to the Cosmetic and Food industry and owns 1.5 million shares of IGI's common stock. Under this agreement, IGI will develop Novasome® encapsulated ingredients and finished products for Pharmachem. IGI will manufacture and supply these products to Pharmachem in bulk or finished unit form for exclusive sales to their customers. Pharmachem will guarantee minimum R&D and manufacturing revenues to IGI for such services and market exclusivity. The Company recorded revenue of $77,000 related to this agreement for the nine month period ended September 30, 2007.

On August 23, 2007, the Company signed a new Exclusivity, Manufacturing and Supply Agreement with Dermworx, Incorporated. This agreement supersedes and replaces the earlier agreement, dated October 11, 2006, between Dermworx and IGI. As per the new Agreement, IGI recognized the $250,000 payment received in 2006 that was previously deferred, as R&D revenue for the nine month period ended September 30, 2007. The revenue was received from Dermworx for the product development services provided to Dermworx to complete development, stability, and other relevant testing for commercialization of a 2% Salicylic Acid Novasome® product. IGI will receive manufacturing revenues for this product starting in the fourth quarter of 2007. Under this Agreement, IGI will grant Dermworx the exclusive rights to market and sell the Salicylic Acid Novasome® product in North, Central and South America, and the United Kingdom. To maintain exclusivity, Dermworx will guarantee IGI minimum royalties each year of the product sale period. IGI has also granted Dermworx a right of first refusal, effective until January 31, 2008, for the development of two (2) additional Salicylic Acid Novasome® formulations, one for the treatment of Psoriasis and another for the treatment of Seborrheic Dermatitis.

7. Legal and US Regulatory Proceedings

On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's storage site in Buena, New Jersey, and issued Notices of Violation ("NOV's") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge's decision of a fine in the amount of $35,000 in respect to the NOV's the Company received form the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. As a result, the balance accrued for the NOV was reversed and is reflected in other income in the amount of $24,000 for the nine month period ended September 30, 2006. The Company was notified in June 2006 that the DEP appealed the judge's decision in the appellate court.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Subsequently, the Company was informed in the third quarter of 2007 that the DEP Commissioner has accepted the appellate judge's decision but has reinstated the original fines that were issued to the Company. Management of the Company will continue to negotiate with the DEP and is uncertain what the outcome will be related to these NOV's. It is not possible to reasonably estimate an amount, if any, of additional fines at the date of this report.

8. Stock Subscription Agreement

On February 6, 2007 the Registrant and Pharmachem entered into a subscription agreement pursuant to which the Registrant agreed to sell to Pharmachem 1,500,000 shares ("Shares") of its common stock, $.01 par value ("Common Stock") at $1 per share for gross proceeds of $1,500,000. Pharmachem was granted certain piggyback registration rights with respect to the shares purchased. The American Stock Exchange approved this transaction and shares were issued on March 13, 2007. The Company used the proceeds from this equity investment to repay outstanding debts and accrued interest to Univest Management LLC; an entity controlled by Frank Gerardi, former President and CEO of the Company and a significant shareholder. In connection with the transaction, the Company paid $112,500 in cash, issued 22,139 shares of common stock and a warrant to purchase 150,000 shares of common stock, expiring March 7, 2009, exercisable at $1.00 per share in fees to Landmark Financial Corporation. The Company incurred $10,000 of legal fees, $112,500 of commission, and $34,000 in American Stock Exchange additional listing fees in connection with this transaction for net proceeds to the Company of $1,343,500.

9. Notes Payable- Related Party

On December 12, 2005, the Company received $1,000,000 in the form of a short-term note payable from Univest Management, LLC, a company owned by Frank Gerardi, former President and CEO of the Company and a significant shareholder of the Company. The funds from this note were used to satisfy our obligation to renew our license fee with Novavax, Inc. for use of the Novasome® Technologies for an additional ten year period. The note and all accrued interest became due on the earlier of March 31, 2007 or when a sale leaseback of the land and building closed, with 30% interest per annum through February 1, 2006 and 12% interest per annum through October 1, 2006 and 10% interest per annum thereafter. The note was collateralized by a mortgage on real property owned by the Company. The Company accrued $18,000 and $120,000 of interest related to this note for the nine months ended September 30, 2007 and 2006 respectively. The note and all accrued interest was paid in full on March 8, 2007 with the proceeds from the Pharmachem equity transaction consisting of $1,000,000 in principal balance and $163,000 of accrued interest (See Note 7).

On January 30, 2007, IGI, Inc. entered into a revolving $1,000,000 secured line of credit agreement ("Credit Agreement") with Pinnacle Mountain Partners, LLC, ("Pinnacle"), a company owned by Dr. and Mrs. Hager, significant shareholders of the Company, for a term of eighteen months. Loans under the Credit Agreement bear interest at prime (7.75% at September 30, 2007), plus 1.5% and are secured by assets of the Company (other than real property). All accrued and unpaid interest is payable monthly in arrears on the first of each month. The Company has borrowed $500,000 against this line of credit as of September 30, 2007. On May 10, 2007, Mrs. Hager was voted on to the Board of Directors of the Company.

Prior to signing the letter of credit with Pinnacle, the Company terminated the $1,000,000 line of credit agreement ("Agreement") with Pharmachem. All monies borrowed under that agreement plus accrued interest were paid to Pharmachem on January 29, 2007. The terms of the agreement were substantially the same as the Pinnacle credit agreement except for the term of the agreement, which was twelve months. Pharmachem owns more than 10% of the Company, see Note 7 above, and is considered a related party.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

10 Discontinued Operations

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

A summary of the data related to the Company's discontinued operations for the periods ended September 30, 2007 and September 30, 2006 appear below: (amounts in thousands)

Discontinued operations	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Summary Income Statement
Product sales	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	(20)
Impairment charge related to fixed assets	-	(38)	-	(38)
Gain on sale of assets	-		5

Gain (loss) from discontinued operations	$ -	$(38)	$ 5	$(58)

11. Related Party Transactions

The Company has signed an agreement with Pharmachem, a significant shareholder, to develop Novasome® based products for Pharmachem to market to third party customers. (See Note 5)

For the nine months period ended September 30, 2007, the Company recognized $77,000 of R&D revenues from Pharmachem and has a $51,000 accounts receivable balance at September 30, 2007 that will be received in the normal course of business.

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

We continue to focus the Company on our business plan for 2007 which includes the upgrade of our manufacturing facility and expansion of our production services to include filling and packaging capabilities. These additions now provide turnkey solutions to our existing and potential customers. Previously, we provided manufactured materials in bulk form and customers had to retain filling services from a third party. The Company began utilizing this filling equipment in the second quarter of 2007. The Company will be purchasing additional equipment throughout 2007 to complete the operation, which we estimate will be about $150,000. We are also providing our additional capabilities to our customers, such as product development services and analytical services, all together or separately. In addition to this, we will be exploring ways to expand our intellectual property portfolio and increase our R&D product pipeline.

Results of Operations

Three months ended September 30, 2007 compared to September 30, 2006

Revenues (in thousands):

	2007	2006	$ Change	% Change

Product Sales	$ 520	$537	-17	-3%
R&D Revenues	329	1	328	328%
Royalty Revenue	156	120	36	30%

Total Revenues	$1,005	$658	347	53%

Some of the products marketed by our customers reached their sales peak and are in a declining phase. This resulted in reduced sales by the Company to our customers. This decrease in products sales was partially offset by our newly introduced filling and packaging capabilities that we provide to our customers. The R&D revenues relate to fees paid to the Company for development of products in connection with two new contracts signed during the three months ended September 30, 2007 (see Note 5 in the financial statements). Also, in the third quarter 2007, the Company received $4,000 in revenue from the grant issued to the Company and Boston University by the National Institute of Health. The increase in royalty revenue was related to an increase in royalty bearing product sales by our customers in 2007.

IGI, INC. AND SUBSIDIARIES

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs and expenses (in thousands):

	2007	2006	$ Change	% Change

Cost of sales	$ 494	$ 401	$ 93	23%
Selling, general and administrative	469	447	22	5%
Product development and research	135	253	-118	-47%

Totals costs and expenses	$1,098	$1,101	$ 3.002%

As a percentage of product sales and R&D revenues, cost of sales was 58% for the quarter ended September 30, 2007 and 75% for the quarter ended September 30, 2006. The decrease in cost of sales as a percentage of product sales and R&D revenues related to the Company's ability to improve our fixed cost absorption in 2007 with increased R&D revenues, which included the $250,000 of R&D revenue from Dermworx.

As a percentage of total revenues, selling, general and administrative expenses were 47% of revenues for the quarter ended September 30, 2007 and 68% for the quarter ended September 30, 2006. This decrease in percentage is related to the improved sales of the Company and comparably, these expenses, as a percentage of total revenues decreased 21% even though the expenses remained fairly constant.

The decrease in product development and research expenses relates to the Company's changing certain of the roles and responsibilities of several of the Company's employees to oversee these new operations implemented in 2007. These employees, a quality control supervisor and a regulatory associate, are a part of the production process and are being captured in cost of sales in 2007. Previously, the salary expense of these employees and other incidental costs related to their job functions were captured in product development and research expenses.

Interest Expense (Income) (in thousands):

	2007	2006	$ Change	% Change

Interest Expense	$ 13	$ 30	$-17	-56%
Interest Income	$ (1)	$ (1)	$ 0	0%

Interest expense was lower in the three months ended September 30, 2007 because of the significant reduction in our debt outstanding.

Net loss (in thousands):

	2007	2006	$ Change	% Change

Net loss	$-105	$-510	$405	79%
Net loss per share	-.01	-.04	-.03	-75%

The decrease in net loss related to the overall increase in revenues and improved absorption of fixed overhead costs for the quarter ended September 30, 2007.

Nine months ended September 30, 2007 compared to September 30, 2006

Revenues (in thousands):

	2007	2006	$ Change	% Change

Product Sales	$1,865	$1,393	472	34%
R&D Revenues	617	164	453	276%
Royalty Revenue	444	499	-55	-11%

Total Revenues	$2,926	$2,056	870	42%

IGI, INC. AND SUBSIDIARIES

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in product sales relates to the Company's ability to package and fill the products we manufacture for our customers and sales of new products developed by the Company. The R&D revenues for the nine months ended September 30, 2007, relate to fees paid to the Company to develop new products which will be commercially manufactured by the Company in the fourth quarter of 2007 and the beginning of 2008 (See Note 5 in the financial statements). The decrease in royalty revenue was related to a decline in royalties from J&J and Estee Lauder in 2007.

Costs and expenses (in thousands):

	2007	2006	$ Change	% Change

Cost of sales	$1,632	$1,092	$540	49%
Selling, general and administrative	1,651	1,324	327	25%
Product development and research	360	814	-454	-56%

Totals costs and expenses	$3,643	$3,230	$413	13%

As a percentage of product sales and R&D revenues, cost of sales was 66% for the nine months ended September 30, 2007 and 70% for the nine months ended September 30, 2006. The decrease in cost of sales as a percentage of product and R&D revenues relates to our ability to improve our fixed cost absorption from the increase in R&D revenues, which has little or no costs of goods related to them.

As a percentage of total revenues, selling, general and administrative expenses were 56% of revenues for the nine months ended September 30, 2007 compared to 64% for the nine months ended September 30, 2006. The decrease of percentages was related to the improved sales of the Company and our ability to reduce our professional fees in 2007.

The decrease in product development and research expenses relates to the Company changing certain of the roles and responsibilities of several of the Company's employees to oversee these new operations implemented in 2007. These employees, a quality control supervisor and a regulatory associate, are a part of the production process and are being captured in cost of sales in 2007. Previously, the salary expense of these employees and other incidental costs were captured in product development and research expenses.

Interest Expense (Income) (in thousands):

	2007	2006	$ Change	% Change

Interest Expense	$ 51	$105	$54	51%
Interest Income	$(12)	$ (6)	$ 6	100%

Interest expense was lower in the nine months ended September 30, 2007 because our debt outstanding was lower in 2007. Interest income was higher for the same period as a result of higher average cash balances.

Net loss (in thousands):

	2007	2006	$ Change	% Change

Net loss	$-687	$-1,331	$644	48%
Net loss per share	-.05	-.10	.05	50%

The decrease in net loss relates to the increase in revenues and better absorption of fixed costs for the nine months ended September 30, 2007.


IGI, INC. AND SUBSIDIARIES

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Included in Other Income for the nine months ended September 30, 2007, is $58,000 of insurance settlement funds received by the Company as a result of the employee theft claim submitted earlier in 2007. The funds received were net of a $25,000 deductible the Company has on its insurance policy.

Liquidity and Capital Resources

The Company's operating activities used $924,000 of cash during the nine months ended September 30, 2007 compared to $784,000 used in the comparable period of 2006. This use of cash is substantially a result of the pay down of accounts payable and increase of accounts receivable due to the increase of sales in 2007.

The Company's investing activities provided $92,000 of cash in the nine months ended September 30, 2007 compared to no cash provided by investing activities in the nine months ended September 30, 2006. The money provided in 2007 represents proceeds of $260,000 for the metal plating equipment sold to UCT less $168,000 in capital expenditures for equipment for the packaging and filling operations in 2007.

The Company's financing activities provided $347,000 of cash in the nine months ended September 30, 2007 compared to $440,000 provided by financing activities in the nine months ended September 30, 2006. The cash provided for the period ended September 30, 2007 represents borrowings from short-term notes payable and proceeds from the private placement of common stock net of expenses and repayment of debt (see Note 7). For the same period in 2006 cash provided represents proceeds from the exercise of stock options.

The Company's principal sources of liquidity are cash and cash equivalents of approximately $134,000 at September 30, 2007, future cash from operations, and $500,000 unused balance on our line of credit from Pinnacle Mountain Partners, LLC. The Company sustained net losses of $687,000 and $1,331,000 for the nine months ended September 30, 2007 and 2006, respectively, and had a working capital deficiency of $122,000 at September 30, 2007.

Our business operations were partially funded in the past through the exercise of stock options by our directors and officers. Currently, the management of the Company feels the cash from operations is sufficient for the operations of the Company; however, we are seeking opportunities to sell equity of the Company. This opportunity, if consummated, will allow us to raise capital to continue to grow the Company and to assist the Company with regaining Compliance with the American Stock Exchange. There can be no assurance that such an opportunity will be available to us at acceptable terms to the Company.

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

American Stock Exchange (AMEX) Continuing Listing Standards

On June 12, 2006, AMEX notified the Company that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its four most recent fiscal years and a minimum of $4,000,000 in stockholders' equity to remain listed of the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, 2005 and 2006 fiscal years. The Company's stockholders' equity at September 30, 2007 was $3.08 million.

On July 17, 2006, the Company submitted a plan of compliance to AMEX. AMEX had 45 days to review the plan and notify the Company whether they would accept the plan or if the Company would be subject to delisting procedures.

On September 1, 2006, the Exchange notified the Company that it had completed its review of IGI's plan of compliance and supporting documentation and had determined that, in accordance with Section 1009 of the AMEX Company Guide, the Plan makes a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards by the end of the Plan period and therefore its listing is being continued pursuant to an extension. The targeted completion date to regain compliance with the continued listing standards is December 12, 2007. Failure to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange. The Company is optimistic we will have the ability to regain compliance by the required date.

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

Product Development Services: The Company provides product development services to its customers upon the execution of a product development agreement. Product development revenues are recognized upon the completion of each phase of development as outlined in with the product development agreement. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. These payments are generally non-refundable and are reported as deferred until they are recognizable as revenue. If no such agreement exists, product development fees are recognized ratably over the entire period during which the services are performed.

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

The Company does not use derivative instruments.

IGI, INC. AND SUBSIDIARIES

ITEM 3.	Controls and Procedures

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

IGI, INC. AND SUBSIDIARIES

ITEM 3.	Controls and Procedures (continued)

provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met and, as set forth above.

Sarbanes-Oxley 404 Compliance ("SOX 404"). Management is continuing our evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in the third quarter of 2007. The assessment process requires significant amounts of management time and resources; therefore, management has engaged a consulting firm to assist in the process.

IGI, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's storage site in Buena, New Jersey, and issued Notices of Violation ("NOV's") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge's decision of a fine in the amount of $35,000 in respect to the NOV's the Company received form the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. As a result, the balance accrued for the NOV was reversed and is reflected in other income in the amount of $24,000 for the nine month period ended September 30, 2006. The Company was notified in June 2006 that the DEP appealed the judge's decision in the appellate court. Subsequently, the Company was informed in the third quarter of 2007 that the DEP Commissioner has accepted the appellate judge's decision but has reinstated the original fines that were issued to the Company. Management of the Company will continue to negotiate with the DEP and is uncertain what the outcome will be related to these NOV's. It is not possible to reasonably estimate an amount, if any, of additional fines at the date of this report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

The Company is currently a party to an Employment Agreement with the President and CEO, Rajiv Mathur ("Employee"). On November 14, 2007, section 4.8 of the Employment Agreement has been amended to provide for the payment of a bonus on or before December 30, 2007 if he is employed by the Company on the date of payment, instead of on or before September 15, 2007.

ITEM 6. Exhibits

10.1	Agreement dated August 21, 2007 between Pharmachem Laboratories and IGI, Inc.

10.2	Agreement dated August 23, 2007 between Dermworx, Inc. and IGI, Inc.

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

IGI, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI, Inc.
(Registrant)

Date: November 14, 2007	By:	/s/ Rajiv Mathur

Rajiv Mathur
Chairman and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
