Form 10QSB/A
period 2007-09-30
IGI INC
filed 2007-11-30
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

Form 10-QSB/A
(Amendment No. 1)

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

Explanatory Note

      This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2007 of the Company is being filed to modify Note 7 in the Financial Statements (Part I, Item I) and Legal Proceedings (Part II, Item I) of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2007, which was filed with the Securities and Exchange Commission on November 14, 2007 (the "Original Filing"). These sections have been modified to clarify prior disclosure with respect to fined levied by the New Jersey Department of Environmental Protection.

      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment No. 1 amends Part I, Item 1 and Part II, Item I in their entirety and contains new certifications pursuant to Rules 13a-15 and 15d-15 under the Exchange Act and the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-15 and 15d-15 under the Exchange Act and the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.

      This Amendment No. 1 contains only the sections and exhibits to the Original Filing that are being amended, and those unaffected parts or exhibits are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Revenues:
Product sales, net	$520	$537	$1,865	$1,393
R&D Revenues	252	1	520	164
R&D Revenue- related party	77	-	97	-
Licensing and royalty income	156	120	444	499

Total revenues	1,005	658	2,926	2,056

Cost and expenses:
Cost of sales	494	401	1,632	1,092
Selling, general and administrative expenses	469	447	1,651	1,324
Product development and research expenses	135	253	360	814

Operating loss	(93)	(443)	(717)	(1,174)
Interest expense (net)	(12)	(29)	(39)	(99)
Other income	-	-	64	-

Loss from continuing operations	(105)	(472)	(692)	(1,273)
Gain (loss) from discontinued operations	-	(38)	5	(58)

Net loss	$(105)	$(510)	$(687)	$(1,331)

Basic and Diluted Loss Per Share
Continued operations net loss per share	$(.01)	$(.04)	$(.05)	$(.10)
Discontinued operations net income (loss) per share	-	-	-	-

Net loss per share	$(.01)	$(.04)	$(.05)	$(.10)

Weighted Average of Common Stock and
Common Stock Equivalents Outstanding
Basic and diluted	14,612,899	12,888,186	14,210,812	12,767,341

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2007	2006*

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$134	$619
Restricted cash	50	50
Accounts receivable, less allowance for doubtful accounts
of $33 in 2007 and $ 34 in 2006	374	197
Accounts receivable- related party	51	-
Licensing and royalty income receivable	146	91
Inventories	522	485
Prepaid expenses and other current assets	81	45
Assets of discontinued operations held for sale	-	350

Total current assets	1,358	1,837
Property, plant and equipment, net	2,379	2,396
License fee, net	825	900
Other assets	-	10

Total assets	$4,562	$5,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - related party	$500	$1,145
Note payable	-	306
Accounts payable	428	505
Accrued expenses	361	417
Deferred income, current	191	400
Liabilities of discontinued operations	-	118

Total current liabilities	1,480	2,891
Deferred income	46	59

Total liabilities	1,526	2,950

Stockholders' equity:
Common stock $.01 par value, 50,000,000 shares
authorized; 16,578,639 and 15,056,516 shares
issued in 2007 and 2006, respectively	166	151
Additional paid-in capital	27,084	25,569
Accumulated deficit	(22,819)	(22,132)
Less treasury stock, 1,965,740 shares at cost	(1,395)	(1,395)

Total stockholders' equity	3,036	2,193

Total liabilities and stockholders' equity	$4,562	$5,143

The accompanying notes are an integral part of the consolidated financial statements.
* Derived from the audited December 31, 2006 financial statements

IGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,

	2007	2006

Cash flows from operating activities:
Net loss	$(687)	$(1,331)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	172	201
Impairment charge on assets of discontinued operations	-	38
Bad debt expense	-	1
Recognition of deferred income	(378)	(72)
Amortization of license fee	75	75
Stock option compensation expense	231	19
Gain on sale of assets of discontinued operations	(5)	-
Changes in operating assets and liabilities:
Accounts receivable	(228)	(119)
Inventories	(37)	(202)
Licensing and royalty income receivable	(55)	42
Prepaid expenses and other assets	(36)	(34)
Accounts payable and accrued expenses	(132)	455
Income taxes payable	-	(3)
Deferred income	156	139
Net change in assets of discontinued liabilities	-	7

Net cash used in operating activities	(924)	(784)

Cash flows from investing activities:
Capital expenditures	(168)	-
Proceeds from sale of assets of discontinued
operations	260	-

Net cash provided by investing activities:	92	-

Cash flows from financing activities:
Proceeds from private placement of common stock,
net of expenses	1,298	100
Repayment of note payable, related party	(1,145)	-
Repayment of note payable	(306)	-
Proceeds from exercise of common stock options	-	340
Borrowing from short term notes payable	500	-

Net cash provided by financing activities	347	440

Net decrease in cash and cash equivalents	(485)	(344)
Cash and equivalents at beginning of period	619	365

Cash and equivalents at end of period	$134	$21

Supplemental cash flow information:
Cash payments for interest	$201	$-
Cash payment for taxes	5	-

The accompanying notes are an integral part of the consolidated financial statements.

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

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

3. Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at September 30, 2007 and December 31, 2006 consist of:

	September 30, 2007	December 31, 2006

	(amounts in thousands)
Finished goods	$251	$241
Work in progress	13	18
Raw materials	258	226

Total	$522	$485

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

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

7. Legal and US Regulatory Proceedings

As a result of violations of New Jersey environmental laws at the Company's facilities in Buena, New Jersey, the New Jersey Department of Environmental Protection (""DEP"") issued Notices of Violations to the Company in April 2000, which amounted to $215,000. The Company established and completed a disposal and clean up plan. The Company contested the fine. In March 2006, the New Jersey Office of Administrative Law (""ALO"") ordered that the fine be reduced to $34,000, which was offset by a $40,000 credit the Company had available to be applied toward any DEP fine as a result of a settlement of a criminal proceeding arising out of the violations of the New Jersey environmental laws. The DEP Commissioner refused to accept the order of the ALO and reinstated the original fine. The Company subsequently appealed the DEP Commissioner's decision to the New Jersey Superior Court, Appellate Division. In June 2007, the court determined that the DEP Commissioner ruled appropriately and affirmed the original fine of $215,000, which will also be offset the $40,000 credit mentioned above, thereby reducing the amount of the balance of the unpaid fine to $175,000.

Management of the Company and its counsel has subsequently met with and are currently negotiating this matter with the DEP. As of the date of this report, it is uncertain how the Company may be able to resolve this matter and it is not possible to reasonably estimate the amount of the fine that the Company will ultimately be assessed and therefore, no accrual has been recorded.

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

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


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

ITEM 6. Exhibits

31.1	Certification of the Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as enacted under Section 906 of the Sarbanes-Oxley Act of 2002.

IGI, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI, Inc.
(Registrant)

Date: November 29, 2007	By:	/s/ Rajiv Mathur

Rajiv Mathur
Chairman and Chief Executive Officer

Date: November 29, 2007	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance
