Form 10KSB
period 2007-12-31
IGI INC
filed 2008-03-31
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-08568

IGI, Inc.
(Name of small business issuer in its charter)

Delaware	01-0355758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Lincoln Ave., Buena, NJ (Address of principal executive offices)	08310 (Zip Code)

Registrant's telephone number: (856) 697-1441

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock--$0.01 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

Issuer's revenues for its most recent fiscal year were $4,581,000.

The aggregate market value of the registrant's common stock held by non-affiliates on March 20, 2008 (based on the closing stock price on the American Stock Exchange) on such date was approximately $ 11,118,000.

As of March 20, 2008, there were 14,833,462 shares of common stock outstanding.

Documents Incorporated By Reference
Certain information contained in the definitive Proxy Statement for the Company's 2008 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.
Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]


PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

      IGI, Inc. is a Delaware corporation formed in 1977. As used in this report, the terms the "Registrant," the "Company" and "IGI" refer to IGI, Inc., unless the context requires otherwise. The Company's head-office, product development laboratories and manufacturing facility are located at 105 Lincoln Avenue, Buena, New Jersey. IGI is principally engaged in the development, manufacturing, filling and packaging of topical, semi solid and liquid products for pharmaceutical, cosmeceutical and cosmetic companies. The primary focus of the business is on the commercialization of its licensed Novasome® encapsulation technology for skin care/treatment products. Except as otherwise specified, information in this report is provided as of December 31, 2007 (the end of the Company's fiscal year).

      The Company licenses the Novasome® encapsulation technology from Novavax, Inc. for applications in (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field").

Manufacturing

      The Company's product manufacturing is conducted in an FDA registered facility for human and veterinary drug, and cosmetic products. The manufacturing operations include bulk manufacturing of Novasome® based products, and conventional dermatological, cosmeceutical and cosmetic emulsions and shampoos. In December 2006, the Company purchased three fully automatic filling and packaging lines to provide turnkey solutions to our customers. The lines were installed and fully operational in the second quarter of 2007. This added capability allowed the Company to fill and package more than 40% of the bulk product we manufacture into tubes, bottles and jars. The raw materials used for these products are available commercially from several suppliers. The Company has manufacturing capacity to meet its current and foreseeable needs.

Research and Product Development

      The Company's product development efforts are directed toward Novasome® encapsulation to improve performance and efficacy of pharmaceutical, cosmeceutical and cosmetic products. In late 2006, the Company instituted a policy of charging fees for providing product development services to its customers. Besides developing products as per the Product Development Agreements with its customers, IGI also initiated the research and development of generic and branded products using Novasome® technology on several pharmaceutical active ingredients. The Company anticipates finishing the development of these products up to Clinical Phase I stage and then we will seek to partner with other Pharmaceutical companies to further develop and commercialize these products. This process will span over the course of several years.

Patents and Trademarks

      Under the terms of the license agreement entered into in 1995, the Company has an exclusive license to use the Patented Technologies licensed from Novavax in the IGI Field until December 11, 2015. Novavax holds 44 U.S. patents and a number of foreign patents covering the Technologies licensed to IGI with various expiration dates thru 2021. The scientists in the research laboratories of IGI are constantly seeking new chemical entities capable of making different membrane structures of Novasome®. A new patent on such chemical entity was filed in January 2008 and research work on additional patents is being continued.

Government Regulation and Regulatory Proceedings

      In the United States, pharmaceuticals are subject to rigorous Food and Drug Administration ("FDA") regulations. The Company is required to obtain a satisfactory inspection by the FDA covering its manufacturing facilities before a product can be marketed in the United States. Any non-compliance with the regulatory guidelines may necessitate corrective action that may result in additional expenses and use of more resources. The Company was audited by the FDA in April 2007 and was found to be in compliance with the agency's regulations.

      In addition to regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's analytical service group uses certain hazardous materials and chemicals in limited and controlled quantities. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company has procedures in place to be in compliance with the standards prescribed by the regulators.

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

Dependence on Major Customers

      The Company has successfully broadened its customer base to fuel its revenue growth. The Company's major customer of product sales is Vetoquinol USA. The loss of this customer would have a material adverse effect on the Company. Major customers of the Company are defined as having sales for the latest fiscal year equal to or greater than 10% of that years total gross product sales.

Employees

On March 25, 2008, the Company had 19 full-time employees. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's executive administrative offices are located in Buena, New Jersey, in a 25,000 square foot facility built on 2.8 acres of land in 1995, which the Company owns. This facility is also used for production, product development, marketing and warehousing for the Company's pharmaceutical, cosmeceutical and cosmetic products. We believe this facility is in good operating condition for adequately serving our needs. The Company also owns four acres of land adjacent to its main facility that can be used for future expansion.

ITEM 3. LEGAL PROCEEDINGS

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's leased storage site in Buena, New Jersey, and issued Notices of Violation ("NOV's") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge's decision from the Office of Administrative Law ("OAL") of a fine in the amount of $35,000 in respect to the NOV's the Company received from the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. The DEP subsequently issued a final decision, which accepted the violation findings but rejected the OAL Judge's penalty recommendation, reinstituting a previously proposed penalty by the DEP of $215,000, less the $40,000 credit previously mentioned or $175,000. The Company appealed this to the Superior Court of the NJ Appellate Division, which determined that the Commission's decision was reasonable thus affirming the DEP Commissioner's decision. This amount of $175,000 was accrued for in the fourth quarter of 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the last quarter of 2007.


PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      The Company has never paid cash dividends on its Common Stock. ($.01 par value) (the "Common Stock") The principal market for the Company's Common Stock is the American Stock Exchange ("AMEX") (symbol: "IG"). On June 12, 2006, AMEX notified the Company that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its four most recent fiscal years and/or minimum of $4,000,000 in stockholders' equity to remain listed on the exchange. The Company had net losses and losses from continuing operations in each of its 2004, 2005, 2006, and 2007 fiscal years. The Company's stockholders' equity at December 31, 2007 was $4.1 million.

      On July 17, 2006, the Company submitted a plan of compliance to AMEX. AMEX had 45 days to review the plan and notify the Company whether they would accept the plan or if the Company would be subject to delisting procedures. On September 1, 2006, the Exchange notified the Company that it had completed its review of IGI's plan of compliance and supporting documentation and had determined that, in accordance with Section 1009 of the AMEX Company Guide, the plan makes a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards by the end of the plan period and therefore its listing was being continued pursuant to an extension. The targeted completion date to regain compliance with the continued listing standards is December 12, 2007. The Company successfully resolved the continued listing deficiency by December 12, 2007. On December 21, 2007, the Company received notice from AMEX stating the deficiency had been resolved but that the Company, along with all other issuers, will continue to be assessed on an ongoing basis.

The following table shows the range of high and low closing sale prices on the AMEX for the periods indicated:

	High	Low

2007
First quarter	$ 1.25	$ .84
Second quarter	.94	62
Third quarter	.65	1.13
Fourth quarter	1.41	.91

2006
First quarter	$1.35	$ .81
Second quarter	1.45	.80
Third quarter	2.05	1.02
Fourth quarter	2.07	.90

The approximate number of holders of record of the Company's Common Stock at March 20, 2008 was 641 (not including stockholders for whom shares are held in a "nominee" or "street" name).

Recent Sales of Unregistered Securities

None.

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

Company Overview

Strategic Overview

      IGI is engaged in the development, manufacturing, filling and packaging of topical, semi solid and liquid products for pharmaceutical, cosmeceutical and cosmetic companies primarily using its licensed Novasome® encapsulation technology. The Company believes that the Novasome based products developed and manufactured by it are unique in the industry and gives its customers a competitive advantage in the market place.

      IGI's mission is to be a premier provider of topical liquid and semi-solid products using an encapsulation technology. Over the last two fiscal years the Company has made four major changes to better pursue its mission:

•	the Company divested the metal plating business to focus on its core business of topical skin care/treatment products,
•	the Company acquired filling and packaging equipment that broaden and enhance product and service offerings,
•	the Company instituted a policy of charging a fee for its Product Development Services; and
•	the Company sold the marketing rights of the Miaj product line to a Cosmetic marketing company.

      Metal Plating Business   In February 2004, the Company signed a license agreement with Universal Chemical Technologies, Inc. ("UCT") to utilize its patented technology for an electroless Nickel Boride metal finishing process. This was a new venture for the Company and the Company had capital expenditures of approximately $913,000, related to building improvements and purchase of equipment, spread over 2004 and 2005. However, due to below expected sales performance and objections by customers to having the plating line next to the pharmaceutical operation, the Company ceased operations of the metal finishing division in November 2005. On July 10, 2006, the Company's Board of Directors along with management accepted a plan to sell the plating equipment to a third party. The business was classified as discontinued operations in the third quarter of 2006 and an impairment charge of $175,000 was previously recorded in the fourth quarter of 2005 on the equipment for the plating line. Management recorded an additional impairment expense of $38,000 for the equipment in the third quarter of 2006 to record the equipment at its current fair market value less costs to sell. In the first quarter of 2007, the Company received a purchase order and deposit in the amount of $130,000 toward the purchase of the plating equipment from UCT to re-purchase the equipment back from the Company. The Company estimated the fair value of the metal plating equipment less cost to sell at $350,000. The sales price of the equipment was $378,000, which consisted of $260,000 in cash net of $118,000 owed to UCT by the Company. The Company recorded a gain of $5,000 on the sale of this equipment in 2007. The purchaser, UCT, paid all relocation and removal expenses relating to this equipment. This transaction was completed in the second quarter 2007 and all equipment was removed from our facility as of June 30, 2007.

      Filling and Packaging Equipment- In December 2006, the Company purchased three fully automatic filling and packaging lines to provide turnkey solutions to our customers. The lines were installed and fully operational in the second quarter of 2007. This added capability allowed the Company to fill and package more than 40% of the bulk product we manufacture. This also resulted in an increase of approximately 20% in revenues from contract filling and packaging of generic products in 2007.


      Licensing Agreement / Fees for Product Development Services- In August 2007, the Company renegotiated its exclusive licensing, development and manufacturing agreement with Dermworx, Inc., which was originally signed in October 2006. The original agreement was for a series of dermatological specialty products utilizing Novasome encapsulation technology. The new agreement was narrowed down to include only one Keratolytic cream product. The first installment of $250,000 received by the Company for the original agreement was recorded as deferred income for the year ended December 31, 2006. This payment was recognized as Product Development revenue against the new agreement in the third quarter of 2007. Subsequently, the Company signed an additional Product Development Agreement with Dermworx for a Novasome® based sprayable moisturizer product. The Company manufactured commercial quantities of the product developed under the amended agreement in December 2007 and has produced commercial quantities of the product from the additional agreement in the first quarter 2008.

      Miaj Product Line- The Company launched its first in house product line under the name Miaj™ through direct to consumer internet sales in June 2006. The lack of funding to market the product line resulted in much lower than expected sales of Miaj™ and a build up of inventory. Some of the products in the inventory are dated and have limited shelf life; therefore the Company recorded an impairment charge of $70,000 in the fourth quarter of 2006 for these products. In 2007, the Company decided not to compete against its own customers with its Novasome® based skin care products and began a search for a strategic partner to market and distribute the Miaj line. In December 2007, the Company licensed the marketing rights of the Miaj product line to an affiliate of an established cosmetic marketing company. As per the agreement, the licensee will acquire the entire current inventory of the products and the Company reserves the rights to manufacture the Miaj products in the future.

Results of Operations

2007 Compared to 2006

      The Company had a net loss attributable to common stockholders of $412,000, or $(0.03) per share, in 2007 compared to a net loss of $1,667,000, or $(0.13) per share, in 2006 which resulted from the following:

	For the years ended
Revenues	December 31, 2007	December 31, 2006	$ change	% change
	(in thousands)

Product Sales, net R&D Income Licensing and Royalty Income	$2,904 836 841	$1,787 176 657	$1,117 660 184	63% 375% 28%
Total Revenues	$4,581	$2,620	$1,961	75%

      The increase in product sales for the year ended December 31, 2007 ("2007") compared to the comparable period in 2006 resulted from higher sales in 2007 to Vetoquinol, USA and two new customers whose products were successfully launched in 2007. The increase in R&D income related to the Company's initiation of charging a fee for its product development services. The Company acquired three new customers to provide these services to in 2007.

      Licensing and royalty income increased as a result of $300,000 of revenue recognized in 2007 in accordance with our licensing agreement with Manhattan Pharmaceuticals who achieved the successful dosage of the first human patient in the Phase II Clinical trials of PTH 1-34 in 2007. This amount was partially offset by a decrease in J&J Consumer and Estee Lauder royalties. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

	For the years ended
Costs of Sales	December 31, 2007	December 31, 2006	$ change	% change
	(in thousands)

Costs of Sales	$2,476	$1,388	$1,088	78%

      Cost of sales increased by $1,088,000 in 2007 compared to the comparable period in 2006 primarily from increased sales volume. Cost of sales as a percentage of revenues can vary primarily due to product mix. These expenses as a percentage of product sales and R&D Income were 66% and 71% for 2007 and 2006 respectively.

	For the years ended
Operating Expenses	December 31, 2007	December 31, 2006	$ change	% change
	(in thousands)
Selling General and Administrative Expenses	$2,430	$2,105	$ 325	15%
Product Development and Research Expenses	$ 481	$1,065	$(584)	(55%)

      The increase in selling, general and administrative expenses in 2007 compared to the comparable period in 2006 related to the accrual of the $175,000 penalty assessed to the Company by the Department of Environmental Protection in 2007 and an increase in stock-based compensation expense of $258,000 in accordance with SFAS 123(R) as discussed under "Summary of Significant Accounting Policies (Note 1) and Stock-based Compensation (Note 10)" which were offset by a decrease of professional fees in 2007 of $84,000. These expenses were 53% of total revenues for 2007 compared to 80% in 2006, which correlates to the increase in sales.

      The decrease in product development and research expenses in 2007 compared to the comparable period in 2006 relates to a change in classification of personnel costs. As a result of the new product development services, which the Company offered in 2007, we have changed certain of the roles and responsibilities of several of the Company's employees to oversee these functions and we have hired an additional analytical chemist. These employees, a quality control supervisor, a materials management clerk, and a regulatory associate are a part of the production process and are being captured in cost of sales in relation to the revenue generated from product development services. Also, our Executive Vice President of Operations and Business Development, who was previously responsible for the R&D laboratory and production, will now oversee client development and all of the operations of the Company in an administrative capacity and accordingly her salary and benefits are accounted for as selling, general and administrative for 2007 rather than product development and research.

	For the years ended
Interest	December 31, 2007	December 31, 2006	$ change	% change
	(in thousands)
Interest Expense, net	$48	$129	$(81)	(63%)

      Interest expense decreased in 2007 as a result of a decrease in the Company's short-term notes payable principal balance and a reduction in the Company's average interest rate on its short-term notes payable in 2007.

The amounts in other income in 2007 were insurance proceeds received as reimbursement for the employee theft that was discovered in 2007 in the amount of $58,000 and $6,000 of miscellaneous income.

The tax benefit of $453,000 in 2007 and $458,000 in 2006 was the result of a sale of a portion of the Company's state tax operating loss carry forwards to a third party.

      The gain related to discontinued operations was $5,000 for 2007 compared to a loss of $58,000 for 2006, which is a decrease of $63,000, or 109%. The decrease was due to the shutdown of operations in 2006 for the segment and sale of the equipment related to that segment in 2007.

Liquidity and Capital Resources

Our business operations have been partially funded over the past four years through equity transactions. During 2007, the Company entered into three (3) equity transactions:

(i)	with Pharmachem Laboratories for 1,500,000 shares of Common Stock for gross proceeds of $1,500,000,
(ii)	with Federico Buonanno for 50 shares of Series A Convertible Preferred Stock for gross proceeds of $500,000, and
(iii)	with Univest Management, Inc. EPSP for 150,000 shares of Common Stock for gross proceeds of $150,000.

      Also during the first quarter of 2007, the Company entered into a revolving $1,000,000 secured line of credit agreement ("Credit Agreement") with Pinnacle Mountain Partners, LLC, ("Pinnacle"), a company owned by Dr. and Mrs. Hager, significant shareholders of the Company, for a term of eighteen months. Loans under the Credit Agreement bear interest at Wall Street prime (7.5% at December 31, 2007), plus 1.5% and are collateralized by assets of the Company (other than real property). All accrued and unpaid interest is payable monthly in arrears on the first of each month. The Company has borrowed $500,000 against this line of credit as of December 31, 2007. The Company fully expects to pay back the line in full prior to its maturity.

      We believe that in 2008 our operating cash flow along with our existing capital resources will be sufficient to support our current business plan through at least the next 12 months. The Company may, however, require additional funding. This funding will depend on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.


      The Company's operating activities used $668,000 in 2007, compared to $377,000 used during 2006. The increase in cash used in 2007 was primarily due to the Company's efforts to reduce our accounts payable balance and the increase in our accounts receivable resulting from the increase in sales during the fourth quarter.

      The Company's investing activities used $3,000 of cash in 2007 compared to $133,000 cash used in 2006. Cash used in 2007 was capital expenditures for the new filling lines offset by the proceeds of the sale of equipment of our plating division. The cash used in 2006 investing activities of $133,000 was for the packaging and filling machinery purchased in the fourth quarter of 2006.

      The Company's financing activities provided $966,000 of cash in 2007 compared to $764,000 provided in 2006. The cash provided in 2007 was from the proceeds from the completion of three (3) private placement transactions net of repayment of notes payable. The cash provided in 2006 was related to the note payable and also three (3) private placement transactions.

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

Failure to Obtain Required Financing

      If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or other type of financing. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available at terms acceptable to the Company.

American Stock Exchange (AMEX) Continuing Listing Standards

      The AMEX has established certain minimum standards that each of its listing Companies is required to adhere to. The Company, along with all other issuers listed on the Exchange, will continue to be assessed on an ongoing basis. If the Company fails to meet any of the required listing standards, it could be subject to delisting procedures. If the Company were to be delisted from AMEX, it could have an adverse effect on the Company.

Recent Pronouncements

      In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We have not yet determined the effect that the adoption of SFAS 157 will have on our consolidated financial statements. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.

      In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115 ("Statement 159"), which permits but does not require a Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results. In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("FAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial statements.

      In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on our consolidated financial statements.

Critical Accounting Policies and Estimates

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

Environmental Remediation Liability

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's leased storage site in Buena, New Jersey, and issued Notices of Violation ("NOV's") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge's decision from the Office of Administrative Law ("OAL") of a fine in the amount of $35,000 in respect to the NOV's the Company received from the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. The DEP subsequently issued a final decision, which accepted the violation findings but rejected the OAL Judge's penalty recommendation, reinstituting a previously proposed penalty by the DEP of $215,000, less the $40,000 credit previously mentioned or $175,000. The Company appealed this to the Superior Court of the NJ Appellate Division, which determined that the Commission's decision was reasonable thus affirming the DEP Commissioner's decision. This amount of $175,000 was accrued for in the fourth quarter of 2007.

      On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up costs. The estimated costs for the clean up and remediation is $652,000, of which $90,000 remains accrued as of December 31, 2007. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company's estimates.

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


      Licensing Revenues: Revenues earned under licensing or sublicensing contracts are recognized ratably over the life of the agreements. Advance payments by customers are initially recorded as deferred income on the Consolidated Balance Sheet and then recognized ratably over the life of the agreement or as contract obligations are completed.

      Product Development Services: The Company establishes agreed upon product development agreements with its customers to perform product development services. Product development revenues are recognized in accordance with the product development agreement upon the completion of the phases of development and when we have no future performance obligations relating to that phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. Payments under these arrangements are generally non-refundable and are reported as deferred until they are recognized as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed.

Stock-based Compensation

      SFAS No. 123(R), Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

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

Market Risk

      Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices and interest rates. The Company is exposed to market risk because of changes in interest rates. Changes in interest rates are not expected to have an adverse material effect on the Company's financial condition or results of operations due to the amount of indebtedness the Company carries or expects to carry on its financial statements.

The Company does not use derivative instruments.

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements and notes thereto begin on page F-1 of this report and are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a) Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that information required to be disclosed by the Company is accumulated and communicated to management, including the Company's President and Chief Executive Officer and Vice President of Finance, to allow timely decisions regarding required disclosure.

      Under the supervision and with the participation of its management, including the Company's President and Chief Executive Officer and Vice President of Finance, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2007. Based upon that evaluation, the Company's President and Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007 due to the material weakness described below in Management's Report on Internal Control Over Financial Reporting (Item 8A(b)).

      In light of the material weakness, in preparing its consolidated financial statements as of and for the fiscal year ended December 31, 2007, the Company performed additional analyses and other post-closing procedures to ensure the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 fairly present, in all material respect, the Company's financial condition, results of operations and cash flows for the fiscal years covered thereby in conformity with generally accepted accounting principles.

(b) Management's Report on Internal Control Over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company's internal control system is a process designed to provide reasonable assurance to the Company's management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

      In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses controls for its financial reporting, and did so as of December 31, 2007. This assessment was based on criteria for effective internal controls over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007.

      A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of its assessment, the Company has identified the following material weakness in its internal control over financial reporting for the year ended December 31, 2007:

•

The Company lacks sufficient personnel who have basic accounting and finance understanding. The lack of sufficient personnel prevents the Company from segregating duties within its system of internal control. The inadequate segregation of duties is a weakness because it increases the risk of the timely detection and resolution of an irregularity and reporting on the resultant impact to the Company's consolidated financial statements and related disclosures.

(c) Changes to Internal Control Over Financial Reporting

      There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company plans to take corrective actions to remediate the material weakness noted above. Specifically, the Company plans to hire additional qualified personnel to assist it with various accounting and finance functions within the organization. The Company believes this new personnel will reduce the risk associated with its lack of segregation of duties and thus enhance its system of internal controls over financial reporting.

Management believes that the actions described above, when fully implemented will be effective in remediation of the specific material weakness discussed above.

(d) Limitations of Effectiveness of Controls

      As of the date of this filing, the Company is satisfied that actions implemented to date and those in progress will remediate the material weaknesses and deficiencies in the internal controls and information systems that have been identified. The Company notes that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of the limitations inherent in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION

None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      A portion of the information required by this item is contained in the Company's Proxy Statement for the Company's 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement") under the captions "Proposal 1 - Election of Directors ", "Committees of the Board of Directors - Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Executive Compensation - Executive Officers", which are incorporated herein by this reference. The Company expects to file the 2008 Proxy Statement no later than April 30, 2008.

      The Company has adopted a written code of ethics that applies to all directors, officers and employees of the Company and its subsidiaries. The Company's code of ethics is available at its web site at www.askigi.com. Any amendments to the code of ethics or waivers from the provisions of the code of ethics for the Company's principal executive officer and principal financial and accounting officer will be disclosed on the Company's Internet website within four business days following the date of such amendment or waiver.

ITEM 10. EXECUTIVE COMPENSATION

      The information required by this item is contained in the Company's 2008 Proxy Statement under the captions "Executive Compensation", and "Structure and Practices of the Board of Directors - Director Compensation" and is incorporated herein by this reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      A portion of the information required by this item is contained in the Company's 2008 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management " and is incorporated herein by this reference.

Securities Authorized For Issuance Under Equity Compensation Plans

      The following table includes information as of December 31, 2007 relating to the Company's 1989 Stock Option Plan, 1991 Stock Option Plan, 1999 Stock Incentive Plan, the 1999 Director Stock Option Plan and the 1998 Director Stock Plan, which comprises all of the equity compensation, plans of the Company. The table provides the number of securities to be issued upon the exercise of outstanding options under such plans, the weighted-average exercise price of such outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	2,274,548	$1.44	1,783,282
Equity compensation plans not approved by security holders	-	-	-
Total	2,274,548	$1.44	1,783,282

(1)	Includes information with respect to the 1989 Stock Option Plan, 1991 Stock Option Plan, 1999 Stock Incentive Plan, and the 1999 Director Stock Option Plan.
(2)

Includes information with respect to the 1989 Stock Option Plan, 1991 Stock Option Plan, 1999 Stock Incentive Plan, the 1999 Director Stock Option Plan, and the 1998 Directors Stock Plan. As of December 31, 2007, we had 470,280 shares available for issuance pursuant to the 1998 Directors Stock Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in the Company's 2008 Proxy Statement under the captions "Proposal - 1 Election of Directors - Independence of Directors", "Structures and Practices of the Board of Directors - Committees of the Board of Directors" and "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 13. EXHIBITS

Exhibit Number	Description

(3)(a)	Certificate of Incorporation of IGI, Inc., as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 33-63700, filed June 2, 1993).
3(b)*	Certificate of Amendment to the Certificate of Incorporation
(3)(c)	Certificate of Designation of the Company's Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed January 3, 2008).
(3)(d)	By-laws of IGI, Inc., as amended (incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form S-18, File No. 002-72262-B, filed May 12, 1981).
(4)

Specimen stock certificate for shares of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-08568, filed March 28, 2001 ("the 2000 Form 10-K")).

(10.1)#	IGI, Inc. 1989 Stock Option Plan (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 11, 1989, File No. 001-08568, filed April 12, 1989).
(10.2)#

IGI, Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 3(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 001-08568, filed March 30, 1992 ("the 1991 Form 10-K")).

(10.3)#	IGI, Inc. 1991 Stock Option Plan (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 9, 1991, File No. 001-08568, filed April 5, 1991).
(10.4)#

Amendment No. 1 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 11, 1993 (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("the 1992 Form 10-K")).

(10.5)#

Amendment No. 2 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 22, 1995 (incorporated by reference to the Appendix to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 9, 1995, filed April 14, 1995).

(10.6)#

Amendment No. 3 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 19, 1997 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-08568, filed August 14, 1997).

(10.7)#

Amendment No. 4 to IGI, Inc. 1991 Stock Option Plan as approved by Board of Directors on March 17, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-08568, filed November 6, 1998).

(10.8)#

IGI, Inc. 1998 Director Stock Option Plan as approved by the Board of Directors on October 19, 1998 (number of shares authorized increased to 600,000 pursuant to Proposal 4 of the Proxy Statement dated May 1, 2006) (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-08568, filed April 12, 1999 ("the 1998 Form 10-K")).

(10.9)	Common Stock Purchase Warrant No. 5 to purchase 150,000 shares of IGI, Inc. Common Stock issued to Fleet Bank, NH on March 11, 1999 (incorporated by reference to Exhibit 10.40 to the 1998 Form 10-K).
(10.10)#

1999 Director Stock Option Plan as amended approved by the Board of Directors on September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8/A, File No. 333-52312, filed April 25, 2006).

(10.11)

Common Stock Purchase Warrant No. 7 to purchase 120,000 shares of IGI, Inc. Common Stock issued to Mellon Bank, N.A. on March 11, 1999 (incorporated by reference to Exhibit 10.42 to the 1998 Form 10-K).

(10.12)

Manufacturing and Supply Agreement dated as of February 14, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K).

(10.13)#	IGI, Inc. 1991 Stock Option Plan (incorporated by reference to the Company's Proxy Statement for the Annual Meeting held May 9, 1991, File No. 001-08568, filed April 5, 1991).
(10.14)

Manufacturing and Supply Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Suppliers) and Vetoquinol, USA, Inc. (Purchaser) (incorporated by reference to Exhibit 10.93 to the 2002 Form 10-K).

(10.15)

Technological Rights Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Sellers) and Vetoquinol, USA, Inc. (Purchaser) (incorporated by reference to Exhibit 10.94 to the 2002 Form 10-K).

(10.16)	Supplemental Agreement dated May 31, 2002 between IGI, Inc. (Seller) and Vetoquinol, USA, Inc. (Buyer) (incorporated by reference to Exhibit 10.95 to the 2002 Form 10-K).
(10.17)	Amendment dated March 19, 2002, to License Agreement by and among Ethicon, Inc. and IGI, Inc., IGEN, Inc. and Immunogenetics, Inc. (incorporated by reference to Exhibit 10.98 to the 2002 Form 10-K).
(10.18)

Product Development Agreement dated November 10, 2003, between Pure Energy Corporation d/b/a/ Pure Energy of America, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.99 on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 001-08568, filed April 14, 2004 ("the 2003 Form 10-K)).

(10.19)	License Agreement effective December 24, 2003, by and among Michael F. Holick, MD, PhD, A&D Bioscience, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.103 to the 2003 Form 10-K).
(10.20)	License Agreement dated February 9, 2004, between Universal Chemical Technologies, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.104 to the 2003 Form 10-K).
(10.21)	Contract for Sale of Real Estate dated October 22, 2003, between CPB, Inc. ("Buyer") and IGI, Inc. ("Seller") (incorporated by reference to Exhibit 10.105 to the 2003 Form 10-K).
(10.22)

License Agreement by and between Micro-Pak, Inc. (now known as Novavax, Inc.) and IGEN, Inc. effective as of December 13, 1995 (incorporated by reference to Exhibit (10) (v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-08568, filed March 29,1996).

(10.23)	Agreement for Development Services dated March 27, 2003, between Chattem, Inc. and IGI, Inc (incorporated by reference to Exhibit 10.107 to the 2003 Form 10-K).
(10.24)

Sublicense Agreement between IGI, Inc. and Tarpan Therapeutics, Inc. dated April 19, 2004 (incorporated by reference to Exhibit 10.109 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 14, 2004).

(10.25)	Amendment of the supply and license agreement between IGI, Inc. and Estée Lauder, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed November 24, 2004).
(10.26)

Secured Promissory Note, dated December 12, 2005 ("Univest Note"), in favor of Univest Management, Inc. EPSP ("Univest"), c/o Frank Gerardi, Trustee (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on December 16, 2005).

(10.27)	Letter Agreement dated January 30, 2006 between Univest and the Company re: Univest Note (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 3, 2006).
(10.28)	Letter Agreement dated July 21, 2006 between Univest and the Company re: Univest Note (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on July 27, 2006).
(10.29)	Letter Agreement dated October 4, 2006 between Univest and the Company re: Univest Note (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 4, 2006).
(10.30)	Letter Agreement dated December 28, 2006 between Univest and the Company re: Univest Note (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 29, 2006).
(10.31)	Letter Agreement dated January 31, 2007 between Univest and the Company re: Univest Note (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 2, 2007).
(10.32)	Letter Agreement dated March 1, 2007 between Univest and the Company re: Univest Note (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 7, 2007).
(10.33)

Form of Unit Subscription Agreements entered into on December 15 2005 with respect to sale of units by the Company to Steve Morris, Univest Management, Inc. EPSP the Hager Family Trust and Emil Solomine (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on December 21, 2005).

(10.34)

Form of Common Stock Purchase Warrants with Respect to Unit Subscription Agreement entered into on December 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on December 21, 2005).

(10.35)	License Agreement dated October 11, 2006 between IGI, Inc. and DermWorx Inc. (incorporated by reference to Exhibit 10.51 to the Company's Form 10-KSB filed on May 15, 2007).
(10.36)	Employment Agreement dated November 7, 2006, between Rajiv Mathur and IGI, Inc. (incorporated by reference to Exhibit 10.52 to the Company's Form 10-KSB filed on May 15, 2007).
(10.37)	Loan and Security Agreement dated, November 27, 2006, in favor of Pharmachem Laboratories, Inc. (incorporated by reference to Exhibit 10.53 to the Company's Form 10-KSB filed on May 15, 2007).
(10.38)	Loan and Security Agreement dated, January 29, 2007, in favor of Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.54 to the Company's Form 10-KSB filed on May 15, 2007).
(10.39)

Form of Unit Subscription Agreement entered into on February 6, 2007 with respect to sale of units by the Company to Pharmachem Laboratories Inc. ("Pharmachem") (incorporated by reference to Exhibit 10.55 to the Company's Form 10-KSB filed on May 15, 2007).

(10.40)	Note dated October 9, 2006 issued to Pharmachem, (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 10, 2006).
(10.41)	Mortgage dated October 9, 2006 issued to Pharmachem, (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 10, 2006).
(10.42)

Form of Common Stock Purchase Warrant issued to Landmark Financial Corporation with respect to Unit Subscription Agreement entered into February 6, 2007 (incorporated by reference to Exhibit 10.56 to the Company's Form 10-KSB filed on May 15, 2007).

(10.43)+	Agreement dated August 21, 2007 between Pharmachem Laboratories and IGI, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form-10QSB filed on November 14, 2007).

(10.44)+	Agreement dated August 23, 2007 between DermWorx, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form-10QSB filed on November 14, 2007).
(10.45)#	IGI, Inc. 2008 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed February 12, 2008).
(21)	List of Subsidiaries. (Incorporated by reference to Exhibit 21 to the 1999 Form 10-K.)
(23.1)*	Consent of Amper, Politziner & Mattia, P.C.
(31.1)*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of the Vice President of Finance Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
+	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is contained in the Company's 2008 Proxy Statement under the caption "Relationship with Independent Public Accountants" and is incorporated herein by this reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	IGI, Inc.

March 31, 2008	By:	/s/ Rajiv Mathur

Rajiv Mathur President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Rajiv Mathur	Chairman of the Board and Chief Executive Officer	March 31, 2008

Rajiv Mathur

/s/ Carlene A. Lloyd	Vice President of Finance	March 31, 2008

Carlene A. Lloyd

/s/ Stephen J. Morris	Director	March 31, 2008

Stephen J. Morris

/s/ Terrence O'Donnell	Director	March 31, 2008

Terrence O'Donnell

/s/ Jane E. Hager	Director	March 31, 2008

Jane E. Hager


Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
IGI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of IGI, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGI, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with U.S generally accepted accounting principles.

/s/ AMPER, POLITZINER & MATTIA, P.C.

March 31, 2008
Edison, New Jersey

IGI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2007
(in thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$914
Accounts receivable, less allowance for doubtful accounts of $48	666
Licensing and royalty income receivable	356
Inventories	376
Prepaid expenses and other current assets	93

Total current assets	2,405

Restricted cash	50
Property, plant and equipment, net	2,410
License fee, net	800

Total assets	$5,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable- related party	$500
Accounts payable	282
Accrued expenses	419
Deferred income, current	219

Total current liabilities	1,420
Deferred income, long term	45
Other long term liabilities	60

Total liabilities	1,525

Commitments and contingencies	-

Stockholders' equity:
Series A Convertible Preferred stock, $.01 par value, 100 shares authorized; 50 shares issued and outstanding; Liquidation preference- $500,000	500
Common stock, $.01 par value, 50,000,000 shares authorized; 16,795,202 shares issued and 14,829,462 shares outstanding	168
Additional paid-in capital	27,411
Accumulated deficit	(22,544)
Less treasury stock, 1,965,740 shares at cost	(1,395)

Total stockholders' equity	4,140

Total liabilities and stockholders' equity	$5,665

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2007 and 2006
(in thousands, except shares and per share information)

	2007	2006

Revenues:
Product sales, net	$2,904	$1,787
Licensing and royalty income	841	657
Research and development income	836	176

Total revenues	4,581	2,620

Costs and Expenses:
Cost of sales	2,476	1,388
Selling, general and administrative expenses	2,430	2,105
Product development and research expenses	481	1,065

Operating (loss)	(806)	(1,938)
Interest (expense), net	(48)	(129)
Other income, net	64	-

Loss before benefit from income taxes	(790)	(2,067)
Benefit from income taxes	453	458

Loss from continuing operations
Discontinued operations: (Note 15)	(337)	(1,609)
Gain/(loss) from discontinued operations	5	(58)

Net loss	(332)	(1,667)

Dividend accreted to preferred stock for beneficial conversion feature	80	-

Net Loss Attributable to Common Stockholders	$(412)	$(1,667)

Basic and Diluted (Loss) per Share
Continuing operations	$(.03)	$(.13)
Discontinued operations	(.00)	(.00)

	$(.03)	(.13)

Weighted average shares of common stock outstanding
Basic and diluted	14,308,583	12,845,711

The accompanying notes are an integral part of the consolidated financial statements.


IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006
(in thousands)

	2007	2006

Cash flows from operating activities:
Net (loss)	$(332)	$(1,667)
Reconciliation of net (loss) to net cash used in operating activities:
Gain on sale of discontinued operations	(5)	-
Depreciation and amortization	236	271
Impairment charge for equipment of discontinued segment	-	38
Bad debt expense	16	29
Provision for write down of inventory	(20)	70
Stock-based compensation expense	296	38
Directors' stock issuance	66	-
Amortization of license fee	100	100
Changes in operating assets and liabilities:
Accounts receivable	(485)	41
Licensing and royalty income receivable	(265)	56
Inventories	129	(294)
Prepaid expenses and other current assets	(48)	68
Accounts payable and accrued expenses	(161)	606
Deferred income	(195)	(267)

Net cash used in operating activities	(668)	(377)

Cash flows from investing activities:
Capital expenditures	(263)	(133)
Proceeds from sale of assets	260	-

Net cash used in investing activities	(3)	(133)

Cash flows from financing activities:
Sale of Series A Convertible preferred stock and associated warrants, net of expenses	486	-
Proceeds from exercise of common stock options and warrants	-	364
Proceeds from private placement of common stock, net of expenses	1,431	100
Borrowings from note payable-related party	500	-
Borrowings from note payable	-	300
Repayment of note payable- related party	(1,145)	-
Repayment of note payable	(306)	-

Net cash provided by financing activities	966	764

Net increase in cash and cash equivalents	295	254
Cash and cash equivalents at beginning of year	619	365

Cash and cash equivalents at end of year	$914	$619

Supplemental cash flow information:
Cash payments for interest	$186	$-
Cash (receipt) from taxes	(463)	(458)
Non cash transactions:
Beneficial conversion dividend	80	-
Discontinued operations offset of liabilities	118	-

The accompanying notes are an integral part of the consolidated financial statements.


IGI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2007 and 2006
(in thousands, except share information)

	Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2005	-	$ -	14,484,519	$145	$25,073	$(20,465)	$(1,395)	$ 3,358

Stock options exercised			332,000	4	264			268
Stock-based compensation expense					38			38
Issuance of stock pursuant to a private placement			133,333	1	99			100
Warrants exercised			106,664	1	95			96
Net loss	-	-	-	-	-	(1,667)	-	(1,667)

Balance, December 31, 2006	-	-	15,056,516	151	25,569	(22,132)	(1,395)	2,193
Issuance of preferred stock pursuant to a private placement net of associated fees of $14	50	500			(14)			486
Dividend attributable to preferred stock beneficial conversion feature and associated warrant amortization					80	(80)		-
Issuance of common stock pursuant to a private placement, net of fees of $ 219			1,672,123	16	1,415			1,431
Issuance of stock as Directors compensation			66,563	1	65			66
Stock-based compensation expense					296			296
Net loss	-	-	-	-	-	(332)	-	(332)

Balance, December 31, 2007	50	$500	16,795,202	$168	$27,411	$(22,544)	$(1,395)	$ 4,140

The accompanying notes are an integral part of the consolidated financial statements.

IGI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of the Business

      IGI, Inc. ("IGI" or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the production and packaging of cosmetics, skin care, and consumer products. IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome® micro encapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care and consumer products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies.

IGI's Metal Plating Division has been classified as discontinued operations for all periods presented. (See Note 15)

Major Customers

      In 2007, the Company had sales to one customer which individually accounted for more than 10% of the Company's product sales. This customer had sales of $1,012,000 represented 11% of revenues from product sales. Accounts receivable related to the Company's major customer comprised 18% of all account receivables as of December 31, 2007.

      The Company received royalty revenue in 2007 from two customers, which individually accounted for more than 10% of 2007 royalty revenues. The Company received $420,000 and $300,000 of royalties respectively from these customers.

      In 2006, the Company had sales to three customers, which individually accounted for more than 10% of the Company's product sales. These customers had sales of $570,000, $356,000 and $327,000 respectively and aggregately represented 70% of revenues from product sales. Accounts receivable related to the Company's major customers comprised 51% of all account receivables as of December 31, 2006.

      The Company received royalty revenue from two customers, which individually accounted for more than 10% of 2006 royalty revenues. The Company received $510,000 and $112,000 of royalties respectively from these customers.

The Company operates in the United States with a concentration of our customers located in the Northeastern United States.

Principles of Consolidation

The consolidated financial statements include the accounts of IGI, Inc. and its wholly owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents consist of short-term investments, which have original maturities of 90 days or less.

Fair Value of Financial Instruments

      The carrying amounts of cash and equivalents, trade receivables, accounts payable, note payable-related party, and other accrued liabilities at December 31, 2007 approximate their fair value because of the short-term maturities of these items.

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

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash, cash equivalents and accounts receivable. The Company limits credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with one high credit quality financial institution. The Company's cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any credit risk on cash and cash equivalents.

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

Accrued Expenses

      Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable. For the fiscal year ended December 31, 2007, the largest component of accrued expenses was the fine and penalties accrued payable to the Department of Environmental Protection of $175,000. Other significant components of other accrued expenses were environmental clean up costs of $90,000, and accrued severance for our former CEO, Frank Gerardi of $94,000.

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

Income Taxes

      The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to operating loss and tax credit carry forwards and differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of future deferred tax assets. A valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding the future realization of these assets.

      In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109", which became effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

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

Stock-Based Compensation

      On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 include the costs for all share-based payments granted subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (Opinion 25) and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, no stock-based employee compensation cost was recognized in the statements of operations, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. In accordance with this transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). All options issued prior to January 1, 2006 were fully vested as of December 31, 2006; therefore, no expense was recorded during the year ended December 31, 2006 for grants prior to January 1, 2006.

Product Development and Research

The Company's research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2007 and 2006 were $17,000 and $37,000, respectively.

Shipping and Handling Costs

Costs related to shipping and handling is comprised of outbound freight and the associated labor. These costs are recorded in costs of sales.

Net (Loss) per Common Share

      Basic net (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the net loss for the years ended December 31, 2007 and 2006, the effect of the Company's potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of common shares outstanding and net (loss) per common share are the same. Potentially dilutive common stock equivalents which were excluded from the net (loss) per share calculations due to their anti-dilutive effect amounted to 803,250 for 2007 and 574,250 for 2006.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related deferred tax asset valuation allowances, stock based compensation, and accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

Effect of Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We have not yet determined the effect that the adoption of SFAS 157 will have on our consolidated financial statements. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.

      In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115 ("Statement 159"), which permits but does not require a Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

      In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("FAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

      In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on our financial statements.

2. Liquidity

      The Company's principal sources of liquidity are cash and cash equivalents of approximately $914,000 at December 31, 2007 and cash from operations. The Company sustained net losses of $332,000 and $1,667,000 for the years ended December 31, 2007 and 2006, respectively, and had positive working capital of $985,000 at December 31, 2007.


      The Company's business operations have been partially funded over the past three years through the exercise of stock options by our directors and officers and through private placements of our stock. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

      In November 2006, the Company established a $1,000,000 line of credit with Pharmachem Laboratories Inc. to assist the Company with needed cash flow. The funds could have been borrowed and re-borrowed from time to time at a rate of 1.5% above Wall Street Prime rate. This line of credit was cancelled in January of 2007 when Pharmachem Laboratories Inc. agreed to participate in a private placement for 1,500,000 shares of common stock for $1,500,000. This transaction was completed in March 2007. The Company repaid its outstanding note payable plus accrued interest to Univest Management, Inc. with the funds from the private placement in March 2007. The Company subsequently established another line of credit of $1,000,000 in January 2007 with Pinnacle Mountain Partners, LLC, a company owned by Dr. and Mrs. Hager, major shareholders of the Company, and in the case of Mrs. Hager, a director, under the same terms as the Pharmachem line of credit. The Company had an outstanding principal balance of $500,000 as of December 31, 2007 on this line of credit and the note expires June 30, 2008. The Company fully expects to pay back the line in full prior to its maturity.

3. Environmental clean up costs

      The estimated cost of $90,000, for the soil remediation work related to our divested pet care manufacturing facility, has been accrued as of December 31, 2007. The Company anticipates the accrual is appropriate to cover the costs of the remaining remediation.

      The $50,000 of restricted cash on the Consolidated Balance Sheet as of December 31, 2007, represents a restricted escrow account set up on the requirement of the NJ Department of Environmental Protection ("DEP") for the soil remediation work. These funds will be released to the Company upon the DEP approval when the remediation is completed.

4. License Fee

      On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Micro encapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field") thru 2015. This payment is being amortized ratably over the ten-year period. For the years ended, December 31, 2007 and 2006, the Company recorded a $100,000 expense in each year related to the amortization of the license. Amortization of this license fee will amount to $100,000 per year for 2008-2015.

5. Inventories

Inventories as of December 31, 2007 consisted of:

2007

(in thousands)

Raw materials	$258
Work in progress	8
Finished goods	110

$376

Finished goods inventory related to the Miaj product line amounted to $ 106,000 at December 31, 2007.

6. Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2007 consisted of:

2007

(in thousands)

Land	$ 257
Building and improvements	3,000
Machinery and equipment	2,068

5,325
Less accumulated depreciation	(2,915)

Property, plant and equipment, net	$ 2,410

The Company recorded depreciation expense of $226,000, and $246,000 in 2007 and 2006, respectively.

7. Note Payable

      On December 12, 2005, the Company received $1,000,000 in the form of a short-term note payable from Univest Management, LLC, Inc., a company owned by Frank Gerardi, former CEO and Chairman of the Company. The funds from this note were used to satisfy our obligation to renew our license fee with Novavax, Inc. for use of the Novasome Technologies for an additional ten-year period. The note was due on the earlier of March 31, 2007 or when a sale leaseback of the land and building closed, with 30% interest per annum through February 1, 2006, 12% interest per annum through October 1, 2006 and 10% interest per annum thereafter. The note was collateralized by mortgage on real property owned by the Company. The Company accrued $18,000 and $130,000 of interest related to this note for the year ended December 31, 2007 and 2006, respectively. In March 2007, the Company paid the short-term note payable plus accrued interest with the proceeds from the private placement.

      On November 27, 2006, the Company established a $1,000,000 line of credit with Pharmachem Laboratories Inc; secured by the assets of the Company (other than real property) to assist the Company with needed cash flow. The Company borrowed $300,000 against this line of credit as of December 31, 2006. The funds could be borrowed and re-borrowed from time to time at a rate of 1.5% above Wall Street Prime rate. The interest rate at December 31, 2006 was 9.75%. This line of credit was cancelled and repaid in January of 2007 when Pharmachem Laboratories Inc. agreed to participate in a private placement for 1,500,000 shares for $1,500,000. This transaction was completed in March 2007. Interest expense related to the credit agreement with Pharmachem was $6,000 in 2006 and $0 in 2007.

      On January 31, 2007, the Company entered into a revolving $1,000,000 secured line of credit agreement ("Credit Agreement") with Pinnacle Mountain Partners, LLC, ("Pinnacle"), a company owned by Dr. and Mrs. Hager, significant shareholders of the Company, and in the case of Mrs. Hager, a director, for a term of eighteen months. Loans under the Credit Agreement bear interest at Wall Street prime (7.5% at December 31, 2007), plus 1.5% and are collateralized by assets of the Company (other than real property). All accrued and unpaid interest is payable monthly in arrears on the first of each month. The Company has borrowed $500,000 against this line of credit as of December 31, 2007. Interest expense related to the Pinnacle credit agreement was $43,000 for the year ended December 31, 2007.

8. Preferred Stock

      On December 5, 2007, pursuant to a subscription agreement entered into with an accredited investor, the Company sold (i) 50 shares of Series A Convertible Preferred Stock with a liquidation preference of $10,000 per share, with each share of preferred stock, convertible into 10,000 shares of common stock of the Company, subject to customary adjustments; and (ii) a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 per share, expiring two years from issuance, for aggregate consideration of $500,000. A summary of significant terms is as follows:

Dividends- Series A Convertible Preferred Stock holders are not entitled to a dividend.


      Conversion- The series A preferred stock is convertible, at the option of the holders, into shares of our common stock at a conversion price of $1.00 per share. Based on the original purchase price of $10,000 per share of preferred, each share of series A preferred is convertible into 10,000 shares of common. The series A preferred also contains an automatic conversion wherein the shares will automatically convert into common shares when the closing price of the Company's common stock is $2.50 for ten (10) consecutive trading days.

Liquidation preference- The liquidation preference is $10,000 per share for a total of $500,000.

      The Company has accounted for the Series A Preferred Stock in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios". The Company has allocated the value received between the preferred stock and the related warrants. The allocated value for the preferred stock and the related warrants was approximately $475,000 and $25,000, respectively. In addition, the Company evaluated the shares and determined a beneficial conversion feature existed within this transaction, which totaled $55,000; the preferred stock was further discounted by this amount. The beneficial conversion amount related to the value of the preferred stock and the associated warrant was then accreted back to the preferred stock in accordance with the conversion provision, which allowed for 100% to be converted immediately. The accretion was reflected as a dividend expense.

      The fair value of the warrants issued in connection with the 2007 Series A Preferred Convertible stock sale was approximately $26,000 at issue date using Black-Scholes option-pricing model with the following assumptions:

Assumptions

Dividend yield	0%
Risk free interest rate	4.98%
Estimated volatility factor	47%
Expected life	1 year

9. Common Stock

      Pursuant to a Private Placement Memorandum ("Private Placement") dated February 5, 2007; the Company issued 1,500,000 shares to an accredited investor, Pharmachem Laboratories, Inc ("Pharmachem") for gross proceeds of $1,500,000. The Company granted Pharmachem the right to have its shares included in one registration (except in the case it suffers a cutback of its shares) of the company securities ("piggyback registration rights) until January 1, 2010, with certain exception and subject to certain rights of the Company to cutback shares to be included in the registration. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

      In connection with this transaction the Company paid $112,500 to Landmark Financial Corporation, issued 22,123 shares to Landmark and issued a warrant to purchase 150,000 shares at $1.00 per share expiring February 5, 2009. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

      Pursuant to a Private Placement Memorandum dated December 10, 2007, the Company entered into a subscription agreement with Univest Management, Inc. EPSP, an entity controlled by Frank Gerardi, our former Chief Executive Officer and Chairman of the Board of Directors and a beneficial owner of over 10% of our common stock, pursuant to which we issued to Univest 150,000 shares of common stock and a warrant to purchase 52,500 shares of common stock at an exercise price of $1.25 per share, expiring two years from issuance, for aggregate consideration of $150,000. The closing of the transaction occurred on December 31, 2007.

10. Stock Based Compensation

      In October 1998, the Company adopted the 1998 Directors Stock Plan. Under this plan, 900,000 shares of the Company's common stock are authorized under the plan and reserved for issuance to non-employee directors, in lieu of payment of directors' fees in cash. The Company issued 66,563 shares in 2007 as consideration for directors' fees for the years 2004-2007. Directors' fees for years prior to 2007 were accrued on the Company's financial statements as of December 31, 2006.

      In March 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan ("1999 Plan"). The 1999 Plan replaced all previously authorized stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 2,500,000 shares of common stock. In May 2007, the Company's stockholders approved an increase in the maximum amount of shares to be granted by 700,000, for a total of 3,200,000 shares available for grant. A total of 2,392,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's common stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant.

      In September 1999, the Company's Board of Directors approved the 1999 Director Stock Option Plan. The 1999 Director Stock Option Plan provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,675,000 shares have been approved and authorized for issuance pursuant to this plan. In May 2007, an additional 300,000 shares were approved for issuance under this plan, bringing the total to 1,975,000 available for issue under this plan. A total of 1,469,798 options, have been granted to non-employee directors through December 31, 2007. The options granted under the 1999 Director Stock Option Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

The fair value for options granted was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2006 and 2007:

Assumptions	2007	2006

Dividend yield	0%	0%
Risk free interest rate	4.59%	5.10%
Estimated volatility factor	74%	78%
Expected life	5.5 years	5.5 years

      Estimated volatility was calculated using the historical volatility of the Company's stock over the expected life of the options of 5.5 years. The expected life of the options was estimated using the safe harbor transition method and the forfeiture rates are estimated based on historical employment/directorship termination experience. The risk free interest rate is based on US Treasury yields for securities with terms approximating the terms of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

Stock option transactions in each of the past two years under the aforementioned plans in total were:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

January 1, 2006 shares
Under option	2,145,548	$ .50 - 6.75	$1.63
Granted	85,000	1.30	1.30
Exercised	(332,000)	.55 - 1.27	.81
Expired	(80,000)	5.75 - 6.75	6.13
Forfeited	-		-

December 31, 2006 shares
Under option	1,818,548	.50 - 3.75	1.56
Granted	573,750	.81 - 1.17	1.04
Exercised	-
Expired	(30,000)	3.75	3.75
Forfeited	(87,750)	.76 - 3.00	1.06

December 31, 2007 shares
Under option	2,274,548	$ .50 - 3.75	$1.42

Exercisable options at: December 31, 2006	1,733,548		$1.58

December 31, 2007	1,700,798		$1.55

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$.50 to $ 1.00	306,250	6.38	$ .74	291,250	$ .73
1.01 to 2.00	1,556,298	6.11	1.32	997,548	1.48
2.01 to 3.00	412,000	4.69	2.31	412,000	2.31

$.50 to $ 3.00	2,274,548	5.89	$1.42	1,700,798	$1.55

      The Company has recorded $296,000 and $38,000 related to its shared-based expenses in selling, general and administrative expenses on the accompanying Statement of Operations for the year ended December 31, 2007 and 2006, respectively.

      The aggregate intrinsic value for options outstanding at December 31, 2007 was approximately $527,000. The aggregate intrinsic value of the options exercisable at December 31, 2007 was $314,000. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2006 was approximately $170,000. The total intrinsic value of the options exercised during 2006 was $175,000; no options were exercised in 2007.

A summary of non-vested options at December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

	Options	Weighted Average Grant Date Fair Value

Non-vested option at January 1, 2007	85,000	$1.30
Granted	573,750.81
Vested	(85,000)	1.30
Forfeited	-	-

Non-vested options at December 31, 2007	573,750	$ .81

      As of December 31, 2007, there was $207,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized monthly through December 2008.

11. Stock Warrants

      In connection with Private Placement Memorandum dated December 4, 2007, the Company entered into a subscription agreement which granted a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 per share, expiring two years from issuance.

        In connection with a Private Placement Memorandum dated December 10, 2007, the Company entered into a subscription agreement with Univest Management, Inc. EPSP (see Note 9), which granted Univest a warrant to purchase 52,500 shares of common stock at an exercise price of $1.25 per share, expiring two years from issuance.

In connection with the Private Placement transaction executed with Pharmachem, (see Note 9), the Company issued a warrant to purchase 150,000 shares at $1.00 per share to Landmark Financial which expires March 7, 2009 as commission on this transaction.

12. Income Taxes

The (benefit) from income taxes attributable to loss from continuing operations before (benefit) from income taxes for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

	(in thousands)
Current tax expense (benefit):
Federal	$ -	$ -
State and local	(453)	(458)

Total current tax expense (benefit)	(453)	(458)

Deferred tax expense
Federal	-	-
State and local	-	-

Total deferred tax expense	-	-

Total expense (benefit) from income taxes	$(453)	$(458)

The Company sold some of its New Jersey operating loss carry forwards in exchange for net proceeds of $463,000 and $458,000 in 2007 and 2006 respectively.

      The (benefit) from income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations as a result of the following:

	2007	2006

	(in thousands)

Statutory benefit	$(267)	$(718)
Other non-deductible expenses	63	-
State income taxes, net of valuation allowance	(299)	(303)
Increase in Federal valuation allowance	49	563
Other, net	1	-

	$(453)	$(458)


Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2007 consisted of the following:

2007

(in thousands)
Current Assets (Liabilities)
Allowance for doubtful accounts	$ 19
Inventory reserve	30
Accrued severance	22
Accrued environmental clean-up costs	37

Total Current Assets (Liabilities)	108

Long Term Assets (Liabilities)
Property, plant and equipment	94
Deferred royalty payments	107
Tax operating loss carry forwards	6,109
Capital loss carryforwards	25
Tax credit carry forwards	705
Non-employee stock options	535

Total Long Term Assets (Liabilities)	7,575

Gross Deferred Tax Asset (Liability)	7,683
Less: valuation allowance	(7,683)

Deferred taxes, net	$ -

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

Operating loss and tax credit carry forwards for tax reporting purposes as of December 31, 2007 were as follows:

(in thousands)

Federal:
Operating losses (expiring through 2027)	$16,980
Capital losses (expiring in the year 2010)	74
Research tax credits (expiring through 2025)	615
Alternative minimum tax credits (available without expiration)	28
State:
Net operating losses - New Jersey (expiring through 2014)	3,584
Research tax credits - New Jersey (expiring through 2012)	33
Alternative minimum assessment - New Jersey (available without expiration)	29

Federal net operating loss carry forwards that expire through 2027 have significant components expiring in 2018 (11%), 2019 (11%), 2020 (39%), and 2025 (11%).

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

      The Company adopted FIN 48 on January 1, 2007. FIN 48 had no effect on the Company's consolidated financial position and results of operations. Additionally, as a result of the adoption of FIN 48, the Company did not record an adjustment to the January 1, 2007 balance of retained earnings and did not record any reserve for unrecognized tax benefits in 2007. Accordingly, there is no interest and penalties recorded on the balance sheet for such reserves. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities for the tax years 2003 to 2006 due to the net loss carryforwards from those years.

13. Commitments and Contingencies

The Company's commitments and contingencies consisted of operating leases of $28,000 per year for 2008-2009 and $6,000 per year for the years 2010-2012.

14. Legal and U.S. Regulatory Proceedings

      On April 6, 2000, officials of the New Jersey Department of Environmental Protection ("DEP") inspected the Company's leased storage site in Buena, New Jersey, and issued Notices of Violation ("NOV's") relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge's decision from the Office of Administrative Law ("OAL") of a fine in the amount of $35,000 in respect to the NOV's the Company received form the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. The DEP subsequently issued a final decision, which accepted the violation findings but rejected the OAL Judge's penalty recommendation, reinstituting a previously proposed penalty by the DEP of $215,000, less the $40,000 credit previously mentioned or $175,000. The Company appealed this to the Superior Court of the NJ Appellate Division who determined that the Commission's decision was reasonable thus affirming the DEP Commissioner's decision. This amount of $175,000 was accrued for in the fourth quarter of 2007.

      On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection and the local authorities, and hired a contractor to assess the exposure and required clean up. The estimated costs for the clean up and remediation is $652,000, of which $90,000 remains accrued as of December 31, 2007. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company's estimates.

15. Employee Benefits

      The Company has a 401(k) contribution plan, pursuant to which employees may elect to contribute to the plan, in whole percentages, up to 18% of compensation. Employees' contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $15,000 for 2007 and 2006, plus a catch-up contribution of up to $5,000 if a participant qualifies. The Company matches 25% of the first 5% of compensation contributed by participants and contributes, on behalf of each participant, $4 per week of employment during the year. The Company contribution is in the form of cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $13,000 and $9,000 in 2007 and 2006, respectively.

16. Discontinued Operations

      On July 10, 2006 the Company and the Board of Directors decided to discontinue the operations of the Metal Plating division and sell the related equipment to a third party. In accordance with Statement of Financial Standards No.144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("FAS 144"), the related assets have been classified as held for sale at the lower of its carrying amount or fair value less cost to sell on the Balance Sheet at December 31, 2006. This reporting segment, the Metal Plating Division, is classified as discontinued operations for all periods presented. Management recorded an additional impairment expense of $38,000 on the equipment in 2006 to record the value of the equipment at fair market value less costs to sell.

      The Company estimated the fair value of the metal plating equipment less cost to sell at $350,000 at December 31, 2006. In the first quarter of 2007, the Company received a purchase order and deposit in the amount of $130,000 toward the purchase of the plating equipment from UCT to re-purchase the equipment back from the Company. The sales price of the equipment was $378,000, which consisted of $260,000 in cash net of outstanding liabilities in the amount of $118,000 owed to UCT by the Company. All relocation and removal expenses relating to this equipment were to be paid by the purchaser, UCT. This transaction was completed in the second quarter 2007. All equipment was removed from our facility as of June 30, 2007.

A summary of the data related to the Company's discontinued operation for the years ended December 31, 2007 and December 31, 2006 appear below: (amounts in thousands)

Discontinued operations Summary Income Statement	December 31, 2007	December 31, 2006

Product sales	$ -	$ -
Cost of sales	-	(20)
Impairment charge related to fixed assets	-	(38)
Gain on sale of fixed assets	5	-

Gain (Loss) from discontinued operations	$ 5	$(58)

17. Related Party Transactions

      The Company has signed an agreement with Pharmachem, a significant shareholder, to develop Novasome® based products for Pharmachem to market to third party customers. For the year ended December 31, 2007, the Company recognized $160,000 of R&D revenues from Pharmachem and has a $35,000 accounts receivable balance at December 31, 2007 that will be received in the normal course of business.
