Form 10-Q
period 2008-03-31
IGI INC
filed 2008-05-15
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from______________________ to _______________________

Commission File Number 001-08568

IGI Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0355758
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

105 Lincoln Avenue
Buena, New Jersey	08310
(Address of Principal Executive Offices)	(Zip Code)

(856) 697-1441
(Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]      No[   ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

The number of shares outstanding of the issuer's common stock is 14,880,478 shares, net of treasury stock, as of May 4, 2008.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(Unaudited)

	Three months ended March 31,

	2008	2007

Revenues:
Product sales	$1,300	$604
Research and development income	65	77
Licensing and royalty income	135	140

Total revenues	1,500	821

Costs and expenses:
Cost of sales	681	516
Selling, general and administrative expenses	663	585
Product development and research expenses	113	111

Operating income (loss)	43	(391)
Interest expense, net	(3)	(19)

Net income (loss)	$40	$(410)

Basic income (loss) per share	$.00	$(.03)
Diluted income (loss) per share	$.00	$(.03)

Weighted Average Shares of Common Stock and Common Stock Equivalents Outstanding:

Basic	14,831,880	12,632,604
Diluted	15,731,303	12,632,604

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2008	December 31, 2007*
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 603	$ 914
Accounts receivable, less allowance for doubtful accounts
of $28 and $48 in 2008 and 2007, respectively	875	666
Licensing and royalty income receivable	126	356
Inventories	531	376
Prepaid expenses and other current assets	129	93

Total current assets	2,264	2,405
Property, plant and equipment, net	2,355	2,410
Restricted cash - long term	50	50
Other assets - long term	18	-
License fee, net	775	800

Total assets	$ 5,462	$ 5,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - related party	$ 250	$ 500
Accounts payable	486	282
Accrued expenses	345	419
Deferred income, current	8	219

Total current liabilities	1,089	1,420
Deferred income, long term	43	45
Other long term liabilities	31	60

Total liabilities	1,163	1,525

Stockholders' equity:
Series A Convertible Preferred stock, $.01 par value,
100 shares authorized; 50 shares issued and outstanding as of
March 31, 2008 and December 31, 2007, respectively;
Liquidation preference- $500,000	500	500
Common stock, $.01 par value, 50,000,000 shares
authorized; 16,799,202 and 16,795,202 shares issued
and outstanding as of March 31, 2008 and
December 31, 2007, respectively	168	168
Additional paid-in capital	27,530	27,411
Accumulated deficit	(22,504)	(22,544)
Less treasury stock, 1,965,740 shares at cost	(1,395)	(1,395)

Total stockholders' equity	4,299	4,140

Total liabilities and stockholders' equity	$ 5,462	$ 5,665

The accompanying notes are an integral part of the consolidated financial statements.
* Derived from the audited December 31, 2007 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,

	2008	2007

Cash flows from operating activities:
Net income (loss)	$40	$(410)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	61	57
Amortization of license fee	25	25
Stock based compensation expense	115	81
Changes in operating assets and liabilities:
Accounts receivable	(209)	(236)
Inventories	(155)	13
Deferred income	(213)	(15)
Licensing and royalty income receivable	230	8
Prepaid expenses and other assets	(55)	(67)
Accounts payable and accrued expenses	103	(185)

Net cash used in operating activities	(58)	(729)

Cash flows from investing activities:
Capital expenditures	(6)	(94)
Proceeds from deposit on sale of assets of discontinued operations	-	130

Net cash (used in) provided by investing activities	(6)	36

Cash flows from financing activities:
Borrowing from note payable - related party	-	500
Repayment of notes payable - related party	(250)	(1,145)
Repayment of note payable	-	(306)
Proceeds from exercise of common stock options	3	-
Proceeds from private placement of common stock, net of expenses	-	1,378

Net cash (used in) provided by financing activities	(247)	427

Net decrease in cash and equivalents	(311)	(266)
Cash and equivalents at beginning of period	914	619

Cash and equivalents at end of period	$603	$353

Supplemental cash flow information:
Cash payments for interest	$10	$169
Cash payment for taxes	3	-

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. The condensed consolidated balance sheet as of December 31, 2007 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

1.	Organization

On May 7, 2008, the shareholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc.

IGI Laboratories, Inc. ("IGI", "IGI, Inc." or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the production and packaging of cosmetics, skin care, and consumer products. IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome® micro encapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care and consumer products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies.

The Company is also now providing product development and analytical services to its customers in addition to its manufacturing and packaging services.

IGI's mission is to be a premier provider of topical liquid and semi-solid products using its encapsulation technology.

On May 6, 2008, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its five most recent fiscal years and a minimum of $6,000,000 in stockholders' equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, 2005, 2006 and 2007 fiscal years. The Company's stockholders' equity at March 31, 2008 was $4.3 million.

In order to maintain its AMEX listing, the Company must submit a plan by June 8, 2008 advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards of AMEX within 12 months. AMEX has 45 days to review the plan and notify the Company whether they will accept the plan or if the Company will be subject to delisting procedures. If the plan is accepted, the Company may be able to continue its listing during the plan period, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If we were to be delisted from AMEX, such delisting could have an adverse effect on the price of our common stock and cause your investment in our common stock to lose value.

The Company fully intends to submit a compliance plan to the AMEX staff in a timely manner which will outline its intended actions to regain compliance.

Major Customers

The Company has successfully broadened its customer base to fuel its revenue growth. Major customers of the Company are defined as having revenue for the latest fiscal year equal to or greater than 10% of that years total gross product. For the three months ended March 31, 2008 and the three months ended March 31, 2007, four of our customers accounted for 86% and 71% of our revenue, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

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


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

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("FAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on its consolidated financial position, results of operations and cash flows but believes the adoption of FAS 160 will not have a material effect on its results of operations or financial position.

In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for the Company's collaborations existing after January 1, 2009. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on its financial statements but believes the adoption of EITF 07-1 will not have a material effect on its results of operations or financial position.

In March 2008, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of the adoption of SFAS 161 on its financial statements but believes the adoption of SFAS 161 will not have a material effect on its results of operations or financial position.

3.	Earnings Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of operations and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method; however, such items would not be considered for diluted loss per share due to their anti-dilutive effects. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128. A reconciliation of the Company's basic and diluted earnings per share follows:

		Three months ended March 31,

		2008	2007

	Numerator:

	Net income (loss)	$40,000	$(410,000)

	Denominator:
	Weighted average common shares outstanding	14,831,880	12,632,604

	Effect of dilutive stock options	282,028	-
	Effect of dilutive warrants	117,395	-
	Effect of dilutive convertible preferred stock	500,000	-

	Shares used in calculating diluted earnings per share	15,731,303	12,632,604

	Basic income/(loss) per share	$.00	$(.03)
	Diluted income/(loss) per share	.00	(.03)

The number of anti-dilutive shares under option that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2008 was 1,105,447 due to their anti-dilutive effect.

4.	Inventories

	Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at March 31, 2008 and December 31, 2007 consist of:

		March 31,	December 31,
		2008	2007

		(amounts in thousands)
	Raw materials	$396	$258
	Work in progress	20	8
	Finished goods	115	110

	Total	$531	$376

5.	Stock-Based Compensation

	Stock Incentive Plans

The Company currently has a stock-based compensation plan for its Board of Directors, the 1999 Director Stock Option Plan (the "Director Plan"). In accordance with the Director Plan, each non-employee member of the Board is granted an option once a year as compensation for services rendered to the Company for that year. The options vest over a 12-month period. Each Director receives annually an option to purchase 15,000 shares with an additional annual grant to each committee Chairman.


The Company also provides each director with additional shares of our common stock as compensation for each board meeting they attend throughout the year in accordance with the 1998 Director Stock Plan.

The Company also has a stock-based incentive plan in place for its eligible employees, officers, consultants, independent advisors and non-employee directors, the 1999 Stock Incentive Plan (the "Plan"). The Plan permits the grant of share options and shares for up to 3,200,000 shares of the Company's common stock. There are no restricted share awards outstanding under the Plan and the outstanding options are summarized in the table below. Option awards are granted with an exercise price equal to or greater than the closing sale price per share of the Company's common stock on the American Stock Exchange on the option grant date. Although the terms of any award vary, options awards generally vest based upon four years of continuous service and have 10-year contractual life.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

		For the three months ended
		March 31, 2008

Expected volatility		75.08%
Expected term (in years)		7 years
Risk-free rate		4.99%
Expected dividends		0%

A summary of option activity under the Plan and the Director Plan as of March 31, 2008 and changes during the period are presented below

			Weighted
			Average
		Number of	Exercise
		Options	Price

Outstanding as of 1/1/2008		2,274,548	$1.42
Issued		570,000	$1.66
Exercised		4,000	$1.02
Forfeited		-	-

Outstanding as of 3/31/2008		2,840,548	$1.47

Exercisable as of 3/31/2008		2,075,548	$1.47

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 was $1.22.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2008:

Outstanding:

		Weighted	Weighted
		Average	Average
	Stock options	Exercise	Remaining
Range of Exercise Prices	Outstanding	Price	Contractual Life

$0.50 to $1.00	304,250	$0.73	6.12
$1.01 to $2.00	2,124,298	$1.41	6.93
$2.01 to $3.00	412,000	$2.31	4.44

Total	2,840,548	$1.47	6.48

	Exercisable:

			Weighted
			Average
		Stock options	Exercise
	Range of Exercise Prices	Exercisable	Price

	$0.50 to $1.00	289,250	$0.73
	$1.01 to $2.00	1,374,298	$1.38
	$2.01 to $3.00	412,000	$2.31

	Total	2,075,548	$1.47

As of March 31, 2008, the intrinsic value of the options outstanding is $1,875,375 and the intrinsic value of the options exercisable is $1,388,525. As of March 31, 2008, there was $686,000 of total unrecognized compensation cost through December 2009 related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the remaining vesting periods of the options granted.

6.	Income Taxes

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

As a result of the Company's history of continuing tax losses, the Company has not paid income taxes and has recorded a full valuation allowance against its net deferred tax asset. Therefore, the Company has not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at March 31, 2008. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

	There was no accrued interest related to unrecognized tax benefits at March 31, 2008.

7.	Contractual Agreements

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies ("Microencapsulation Technologies" or collectively the "Technologies") in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field") thru 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $25,000 related to this agreement for each of the three-month periods ended March 31, 2008 and 2007.

8.	Note Payable

On January 31, 2007, the Company entered into a revolving $1,000,000 secured line of credit agreement ("Credit Agreement") with Pinnacle Mountain Partners, LLC, ("Pinnacle"), a company owned by Dr. and Mrs. Hager, significant shareholders of the Company, and in the case of Mrs. Hager, a director of the Company, for a term of eighteen months. Loans under the Credit Agreement bear interest at prime (5.25% at March 31, 2008 and 8.25% at March 31, 2007), plus 1.5% and are collateralized by assets of the Company (other than real property). All accrued and unpaid interest is payable monthly in arrears on the first of each month. The Company has borrowed $500,000 against this line of credit and repaid $250,000 of that balance on March 31, 2008. The interest expense related to this note payable was $9,000 and $8,000 for the three months ended March 31, 2008 and 2007, respectively.

9.	Related Party Transactions

The Company has signed an agreement with Pharmachem on August 22, 2007, a significant shareholder, to develop Novasome® based products for Pharmachem to market to third party customers.

For the three month period ended March 31, 2008, the Company recognized $63,000 of Research and development revenues from Pharmachem and has a $56,000 accounts receivable balance at March 31, 2008 that will be received in the normal course of business.

For a description of the Company's Credit Agreement with a related party, see footnote 8 above.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Quarterly Report on Form 10Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section as set forth below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Company Overview

On May 7, 2008, the shareholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc.

IGI is engaged in the development, manufacturing, filling and packaging of topical, semi solid and liquid products for pharmaceutical, cosmeceutical and cosmetic companies primarily using its licensed Novasome® encapsulation technology. The Company believes that the Novasome based products developed and manufactured by it are unique in the industry and give its customers a competitive advantage in the market place.

IGI's mission is to be a premier provider of topical liquid and semi-solid products using an encapsulation technology. Over the last two fiscal years the Company has made four major changes to better pursue its mission:

•	the Company divested the metal plating business to focus on its core business of topical skin care/treatment products;
•	the Company acquired filling and packaging equipment that broaden and enhance product and service offerings;
•	the Company instituted a policy of charging a fee for its Product Development Services; and
•	the Company sold the marketing rights of the Miaj product line to a Cosmetic marketing company.

The Company's business plan for 2008 includes the continued upgrading of its manufacturing and expanding its production services. The Company will also continue to market its other capabilities to customers, such as product development services and analytical services, all together or separately. In addition to this, the Company will be exploring ways to expand its intellectual property portfolio and increase its R&D product pipeline.

On May 6, 2008, the Company was notified by AMEX that it was below certain of the Exchanges' continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its five most recent fiscal years and a minimum of $6,000,000 in stockholder's equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, 2005, 2006 and 2007 fiscal years. The Company's stockholders' equity at March 31, 2008 was $4.3 million.

In order to maintain its AMEX listing, the Company must submit a plan by June 8, 2008 advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards of AMEX within 12 months. AMEX has 45 days to review the plan and notify the Company whether they will accept the plan or if the Company will be subject to delisting procedures. If the plan is accepted, the Company may be able to continue its listing during the plan period, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If we were to be delisted from AMEX, such delisting could have an adverse effect on the price of our common stock and cause your investment in our common stock to lose value.

The Company fully intends to submit a compliance plan to the AMEX staff in a timely manner which will outline its intended actions to regain compliance.

Results of Operations

Three months ended March 31, 2008 compared to March 31, 2007

The Company had operating income attributable to common stockholders of $40,000, or $0.00 per share, for the three months ended March 31, 2008, compared to a net loss of $410,000, or $(0.03) per share, in the comparable period for 2007, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2008	2007	$ Change	% Change

Product Sales	$ 1,300	$ 604	$ 696	115%
Research and developement income	65	77	(12)	(16)%
Licensing and Royalty Income	135	140	(5)	(4)%

Total Revenues	$ 1,500	$ 821	$ 679	83%


The increase in product sales relates to sales to three customers for the three months ended March 31, 2008 that did not exist for the three months ended March 31, 2007. Research and development income for the three month period ended March 31, 2008 was for services provided to Pharmachem (see Note 9) and were related to a different customer for the comparable period in 2007. The products developed for that customer in 2007 were manufactured and filled in the first quarter of 2008 so the research and development income was then converted to product sales.

Licensing and royalty income decreased slighty as a result of a decrease in production of our royalty bearing products by Estee Lauder.

Costs and expenses (in thousands):

	2008	2007	$ Change	% Change

Cost of sales	$ 681	$ 516	$ 165	32%
Selling, general and administrative	663	585	78	13%
Product development and research	113	111	2	2%

Totals costs and expenditures	$ 1,457	$ 1,212	$ 245	20%

Cost of sales increased for the period ended March 31, 2008 as a result of the increase in product sales offset by the change in the product mix for the period ended March 31, 2008. Products sold in 2008 had higher gross margin than those products sold in the comparable period in 2007; this also allowed for a higher gross margin percentage for the three month period ended March 31, 2008. Gross margin as a percent of total revenues was 55% for the three month period ended March 31, 2008 compared to 37% for the comparable period in 2007.

Selling, general and administrative expenses for the period ended March 31, 2008 increased as a result of higher stock based compensation expense of $46,000 from the issuance of stock options to our CEO, higher consulting fees of $28,000 from the Sarbanes Oxley compliance consultants which we did not engage until second quarter last year, and higher employer match contribution in our 401k plan of $12,000 as a result of changing our 401k plan.

Interest Expense, net (in thousands):

	2008	2007	$ Change	% Change

Interest Expense	$ (10)	$ (26)	$ 16	62%
Interest Income	$ 7	$ 7	$ 0	0%

Interest expense decreased in 2008 as a result of a decrease in the Company's short-term notes payable principal balance and a reduction in the Company's average interest rate on its short-term notes payable in 2008.

Net income (loss) (in thousands, except per share numbers):

	2008	2007	$ Change	% Change

Net income (loss)	$ 40	$ (410)	$ 450	110%
Net income (loss) per share	.00	(.03)	.03	100%

The decrease in net income (loss) related to the increase in revenues for the period ended March 31, 2008. The Company's basic and diluted income (loss) per share were equal for the three month period ended March 31, 2008 and 2007.

Liquidity and Capital Resources

The Company's operating activities used $58,000 of cash during the three months ended March 31, 2008 compared to $729,000 used in the comparable period of 2007. The use of cash in 2008 is substantially a result of the purchase of inventory and uncollected accounts receivable offset by the collection of royalties from Manhattan Pharmaceuticals in the three month period ended March 31, 2008. The use of cash in the comparable period of 2007 was for the pay down of accounts payable, uncollected accounts receivable due to the increase of sales and the net loss.


The Company's investing activities used $6,000 of cash in the three months ended March 31, 2008 compared to $36,000 of cash provided by investing activities in the first three months of 2007. The funds used in 2008 were for additional equipment for the packaging and filling lines. The money provided in 2007 represents a deposit of $130,000 on the metal plating equipment being sold to UCT less $94,000 in capital expenditures for equipment for the packaging and filling operations in 2007.

The Company's financing activities used $247,000 of cash in the three months ended March 31, 2008 compared to $427,000 provided by financing activities in the three months ended March 31, 2007. The cash used for the period ended March 31, 2008 represents a pay down of the note payable balance. For the same period in 2007 cash provided represents borrowings from the note payable and proceeds from the issuance of shares pursuant to a private placement of common stock, net of repayment of note payable.

The Company's principal sources of liquidity are cash and cash equivalents of approximately $603,000 at March 31, 2008, future cash from operations, and $750,000 unused balance on our line of credit from Pinnacle Mountain Partners, LLC; this line of credit will expire on July 31, 2008. The Company is currently applying for an additional line of credit to use as working capital to continue the expansion of our production facility in 2008. The Company had working capital of $1,175,000 at March 31, 2008.

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


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

Please refer to the Company's 2007 10-KSB for a complete list of all Critical Accounting Policies and Estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4(T). Controls and Procedures

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

Under the supervision and with the participation of its management, including the Company's President and Chief Executive Officer and Vice President of Finance, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2008. Based upon that evaluation, the Company's President and Chief Executive Officer and Vice President of Finance concluded that, because of the material weaknesses described in the Company's internal control over financial reporting as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Company's disclosure controls and procedures were not effective as of March 31, 2008. To compensate for the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the consolidated financial statements contained in this report fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the period covered hereby in conformity with generally accepted accounting principles.

(b) Changes to Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In order to address the material weakness noted above, in April 2008, the Company hired an additional qualified accountant to assist with various accounting and finance functions within the organization. The Company believes this new personnel will reduce the risk associated with its lack of segregation of duties and thus enhance its system of internal control over financial reporting.

Management believes that the actions described above, when fully implemented will be effective in remediation of the specific material weakness discussed above.

(c)	Limitations of Effectiveness of Controls

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

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Our current business and future results may be affected by a number of risks and uncertainties, including those described below. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

We face intense competition in the consumer products business.

Our business competes with large, well-financed cosmetic, pharmaceutical and consumer products companies with development and marketing groups that are experienced in the industry and possess far greater resources than those available to us. There is no assurance that our products can compete successfully against our competitors' products or that we can develop and market new products that will be favorably received in the marketplace. In addition, certain of our customers that use our Novasome® lipid vesicles in their products may decide to reduce their purchases from us or shift their business to other technologies.

Rapidly changing technologies and developments by our competitors may make our technologies and products obsolete.

We expect to sublicense our technologies to third parties, which would manufacture and market products incorporating these technologies. However, if our competitors develop new and improved technologies that are superior to our technologies, our technologies could be less acceptable in the marketplace and our business could be harmed.

We may need to raise additional capital that may be required to operate and grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our growth efforts will require additional cash outlays and capital expenditures. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. For the three months ended March 31, 2008 and the three months ended March 31, 2007, four of our customers accounted for 86% and 71% of our revenue, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We face increased financial risk from the inaccurate pricing of our agreements.

Since our product development agreements are often structured as fixed price agreements, we bear the financial risk if we initially under price our agreements or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We are subject to stringent regulatory requirements. Failure to adhere to such requirements could harm our business and results of operations.

In the United States, pharmaceuticals are subject to rigorous Food and Drug Administration (FDA) regulations. Any non-compliance with the regulatory guidelines may necessitate corrective action that may result in additional expenses and use of more of our resources.

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Failure to adhere to such regulations could harm our business and results of operations. In addition, our analytical service group uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, state and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources.

The failure to obtain, maintain or protect patents and other intellectual property could impact our ability to compete effectively.

To compete effectively, we need to develop and maintain a proprietary position with regard to our own technology, products and business. We have obtained over 50 patents, either through development by us or entry into license agreements with third parties, and are seeking to develop additional patents. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications we have filed or may file, or to which we have exclusive rights, may not result in issued patents, or may take longer than we expect to result in issued patents;
•	changes in U.S. patent laws may adversely affect our ability to obtain or maintain our patent protection;
•	we may be subject to interference proceedings;
•	the claims of any patents that are issued may not provide meaningful protection;
•	we may not be able to develop additional proprietary technologies that are patentable;
•	the patents licensed or issued to us or our collaborators may not provide a competitive advantage;
•	other companies may challenge patents licensed or issued to us or our collaborators;
•	other companies may independently develop similar or alternative technologies, or duplicate our technology;
•	other companies may design around technologies we have licensed or developed; and
•	enforcement of patents is complex, uncertain and expensive.

We cannot be certain that patents will be issued as a result of any future pending applications, and we cannot be certain that any of our issued patents or the proprietary rights of third parties whose patents we license, will give us adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions. In the event that another party has also filed a patent application relating to an invention claimed by us, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome were favorable to us. It is also possible that others may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

The cost to us of any patent litigation or other proceeding relating to our patents or applications, even if resolved in our favor, could be substantial. Our ability to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays. If we are unable to effectively enforce our proprietary rights, or if we are found to infringe the rights of others, we may be in breach of our license agreements with our partners.

In addition to patents and patent applications, we depend upon trade secrets and proprietary know-how to protect our proprietary technology. We require our employees, consultants, advisors, and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We require our employees and consultants to disclose and assign to us their ideas, developments, discoveries, and inventions. These agreements may not, however, provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in nonclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous pharmaceutical and consumer products companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last five years, and no net income has been available to common shareholders during each of these years. As of March 31, 2008, our shareholders' equity was $4.3 million and we had an accumulated deficit of $22.5 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934 and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to achieve and maintain adequate disclosure controls and procedures and internal control over financial reporting, our business results of operations and financial condition, and investors' confidence in us, could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of March 31, 2008, and our management concluded that our disclosure controls and procedures were not effective as of March 31, 2008 due to the material weakness described in our annual report on Form 10-KSB for the period ending December 31, 2007.

We expect to dedicate significant management, financial and other resources in 2008 in connection with complying with Section 404 of the Sarbanes-Oxley Act of 2002. We expect these efforts to include a review of our existing disclosure controls and procedures and internal control structure. As a result of this review, we may either hire or outsource additional personnel to expand and strengthen our finance function. If we fail to achieve and maintain the adequacy of our disclosure controls and procedures and internal control, we may not be able to ensure that we can conclude that we have effective disclosure controls and procedures and internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. Moreover, effective disclosure controls and procedures and internal control is necessary for us to produce reliable financial reports and is important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

Risks Related to Our Securities

Our principal stockholders, directors and executive officers own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our current principal stockholders, directors and executive officers beneficially own approximately 50% of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.


Our stock price is, and we expect it to remain, volatile, which could limit investors' ability to sell stock at a profit. During the last two fiscal years, our stock price has traded at a low of $.81 in the first quarter of 2006 to a high of $2.29 in the first quarter of 2008. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;
•	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
•	achievement or rejection of regulatory approvals by our competitors or us;
•	announcements of technological innovations or new commercial products by our competitors or us;
•	developments concerning proprietary rights, including patents;
•	developments concerning our collaborations;
•	regulatory developments in the United States and foreign countries;
•	economic or other crises and other external factors;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the cosmetic, pharmaceutical and consumer products industry;
•	actual or anticipated sales of our common stock, including sales by our directors, officers or significant stockholders;
•	period-to-period fluctuations in our revenues and other results of operations;
•	speculation about our business in the press or the investment community;
•	changes in financial estimates by us or by any securities analysts who might cover our stock; and
•	sales of our common stock.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management's attention and resources.

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the quarterly period ended March 31, 2008, the average daily trading volume of our common stock on the American Stock Exchange was approximately 13,100 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the American Stock Exchange our common stock could be delisted and our stock price could suffer.

On May 6, 2008, the Company was notified by AMEX that it was below certain of the Exchange's continuing listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its five most recent fiscal years and a minimum of $6,000,000 in stockholders' equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, 2005, 2006 and 2007 fiscal years. The Company's stockholders' equity at March 31, 2008 was $4.3 million.

In order to maintain its AMEX listing, the Company must submit a plan by June 8, 2008 advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards of AMEX within 12 months. AMEX has 45 days to review the plan and notify the Company whether they will accept the plan or if the Company will be subject to delisting procedures. If the plan is accepted, the Company may be able to continue its listing during the plan period, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If we were to be delisted from AMEX, such delisting could have an adverse effect on the price of our common stock and cause your investment in our common stock to lose value.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Description

3.1	Certificate of Designation of the Company's Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed January 3, 2008).

3.2	IGI, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed March 26, 2008).

10.1#	IGI, Inc. 2008 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed February 12, 2008).

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI Laboratories, Inc.

Date: May 7, 2008	By:	/s/ Rajiv Mathur

Rajiv Mathur
President and Chief Executive Officer

Date: May 7, 2008	By	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance

Exhibit Index

Exhibit
Number	Description

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
