Form 10-Q
period 2008-06-30
IGI INC
filed 2008-08-13
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the issuer's common stock is 14,907,478 shares, net of treasury stock, as of August 11, 2008.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share information) (Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Revenues:
Product sales	$477	$741	$1,777	$1,345
Research and development income	63	211	128	288
Licensing and royalty income	142	148	277	288

Total revenues	682	1,100	2,182	1,921

Cost and expenses:
Cost of sales	563	622	1,244	1,138
Selling, general and administrative expenses	697	596	1,360	1,182
Product development and research expenses	123	114	236	225

Operating loss	(701)	(232)	(658)	(624)
Interest expense (net)	(3)	(8)	(6)	(27)
Other income	5	64	5	64

Loss from continuing operations	(699)	(176)	(659)	(587)
Gain from discontinued operations	-	5	-	5

Net loss	$(699)	$(171)	$(659)	$(582)

Basic and Diluted Loss Per Share
Continued operations net loss per share	$(.05)	$(.01)	$(.04)	$(.04)
Discontinued operations income per share	-	-	-	$-

Net loss per share	$(.05)	$(.01)	$(.04)	(.04)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and diluted	14,877,572	14,612,899	14,854,887	13,997,904

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share information)

	June 30, 2008	December 31, 2007*
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 746	$ 914
Accounts receivable, less allowance for doubtful accounts of $62 and $48 in 2008 and 2007, respectively	296	666
Licensing and royalty income receivable	101	356
Inventories	509	376
Prepaid expenses and other current assets	132	93

Total current assets	1,784	2,405
Property, plant and equipment, net	2,371	2,410
Restricted cash - long term	50	50
Other assets - long term	20	-
License fee, net	750	800

Total assets	$ 4,975	$ 5,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - related party	$ 250	$ 500
Accounts payable	544	282
Accrued expenses	299	419
Deferred income, current	8	219

Total current liabilities	1,101	1,420
Deferred income, long term	42	45
Other long term liabilities	-	60

Total liabilities	1,143	1,525

Stockholders' equity:
Series A Convertible Preferred stock, $.01 par value, 100 shares authorized; 50 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively; Liquidation preference- $500,000	500	500
Common stock, $.01 par value, 50,000,000 shares authorized; 16,873,218 and 16,795,202 shares issued and outstanding as of June 30, 2008and December 31, 2007, respectively	168	168
Additional paid-in capital	27,762	27,411
Accumulated deficit	(23,203)	(22,544)
Less treasury stock, 1,965,740 shares at cost	(1,395)	(1,395)

Total stockholders' equity	3,832	4,140

Total liabilities and stockholders' equity	$ 4,975	$ 5,665

The accompanying notes are an integral part of the consolidated financial statements.
* Derived from the audited December 31, 2007 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Six months ended June 30,

	2008	2007

Cash flows from operating activities:
Net loss	$(659)	$(582)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	123	115
Amortization of license fee	50	50
Bad debt expense	34	-
Provision for write down of inventory	42	-
Stock based compensation expense	252	165
Gain on sale of assets of discontinued operations	-	(5)
Changes in operating assets and liabilities:
Accounts receivable	336	(432)
Licensing and royalty income receivable	255	(11)
Inventories	(175)	11
Prepaid expenses and other assets	(59)	(58)
Accounts payable and accrued expenses	83	(80)
Deferred income	(214)	(119)

Net cash provided by (used in) operating activities	68	(946)

Cash flows from investing activities:
Capital expenditures	(84)	(157)
Proceeds from deposit on sale of assets of discontinued operations	-	260

Net cash (used in) provided by investing activities	(84)	103

Cash flows from financing activities:
Borrowing from note payable - related party	-	500
Repayment of notes payable - related party	(250)	(1,145)
Repayment of note payable	-	(306)
Proceeds from exercise of common stock options and warrant	98	-
Proceeds from private placement of common stock, net of expenses	-	1,298

Net cash (used in) provided by financing activities	(152)	347

Net decrease in cash and equivalents	(168)	(496)
Cash and equivalents at beginning of period	914	619

Cash and equivalents at end of period	$746	$123

Supplemental cash flow information:
Cash payments for interest	$15	$175
Cash payment for taxes	5	5

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. The condensed consolidated balance sheet as of December 31, 2007 has been derived from those audited consolidated financial statements. Operating results for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

1.	Organization

On May 7, 2008, the stockholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. IGI Laboratories, Inc. ("IGI", "IGI, Inc." or the "Company"), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the production and packaging of cosmetics, skin care, and consumer products. IGI's Consumer Products business is primarily focused on the continued commercial use of the Novasome® micro encapsulation technologies for skin care applications. These efforts have been directed toward the development of high quality skin care and consumer products marketed by the Company or through collaborative arrangements with cosmetic and consumer products companies.

The Company also provides product development and analytical services to its customers in addition to its manufacturing and packaging services.

IGI's mission is to be a premier provider of topical liquid and semi-solid products using its encapsulation technology.

On May 6, 2008, the Company was notified by the American Stock Exchange ("AMEX") that it was below certain of AMEX continued listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its five most recent fiscal years and a minimum of $6,000,000 in stockholders' equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, 2005, 2006 and 2007 fiscal years. The Company's stockholders' equity at June 30, 2008 was $3.9 million.

On July 15, 2008, AMEX notified the Company that it accepted the Company's plan of compliance and granted the Company an extension until May 6, 2009 to regain compliance with the continued listing standards described above. The Company will be subject to periodic review by AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from AMEX.

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended June 30, 2008 and 2007, three of our customers accounted for 60% and 48% of our revenue, respectively. For the six months ended June 30, 2008 and 2007, three of our customers accounted for 56% and 46% of our revenue, respectively. Accounts receivable related to the Company's major customers comprised 54% of all account receivables as of June 30, 2008. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

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

Earnings Per Share

Due to the net loss for the six months ended June 30, 2008 and 2007 and for the quarters ended June 30, 2008 and 2007, the effect of the Company's potential dilutive common stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations ("FAS 141R"), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. FAS 141R will only have an impact on our financial position or results of operations if we enter into a business combination.

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

consolidated financial position, results of operations and cash flows but believes the adoption of FAS 160 will not have a material effect on its results of operations or financial position.

In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for the Company's collaborations existing after January 1, 2009. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on its financial statements but believes the adoption will not have a material effect on its results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of the adoption of SFAS 161 on its financial statements but believes the adoption will not have a material effect on its results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its results of operations or financial position.

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)," or FSP APB 14-1, which requires separate accounting for the debt and equity components of convertible debt issuances. The requirements for separate accounting must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments, negatively affecting both net income and earnings per share for issuers of the instruments. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share." The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company is currently evaluating the impact that the adoption of EITF 03-6-1 will have, if any, on its consolidated financial statements.

3.	Inventories

Inventories are valued at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Inventories at June 30, 2008 and December 31, 2007 consist of:

		June 30, 2008	December 31, 2007

		(amounts in thousands)
	Raw materials	$409	$258
	Work in progress	6	8
	Finished goods	94	110

	Total	$509	$376

4.	Stock-Based Compensation

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

The Company also has a stock-based incentive plan in place for its eligible employees, officers, consultants, independent advisors and non-employee directors, the 1999 Stock Incentive Plan (the "Plan"). The Plan permits the grant of share options and shares for up to 3,200,000 shares of the Company's common stock. There are no restricted share awards outstanding under the Plan and the outstanding options are summarized in the table below. Option awards are granted with an exercise price equal to or greater than the closing sale price per share of the Company's common stock on AMEX on the option grant date. Although the terms of any award vary, options awards generally vest based upon four years of continuous service and have 10-year contractual life.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

		For the six months ended June 30, 2008

	Expected volatility	69.70%
	Expected term (in years)	5.5 - 5.75 years
	Risk-free rate	2.82 - 3.33%
	Expected dividends	0%

	A summary of option activity under the Plan and the Director Plan as of June 30, 2008 and changes during the period are presented below:

		Number of Options	Weighted Average Exercise Price

	Outstanding as of 1/1/2008	2,274,548	$1.42
	Issued	570,000	$1.66
	Exercised	53,016	$1.41
	Forfeited	-	-
	Expired	11,000	$2.00

	Outstanding as of 6/30/2008	2,780,532	$1.47

	Exercisable as of 6/30/2008	2,030,532	$1.47

	Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 was $1.04.

	The following table summarizes information regarding options outstanding and exercisable at June 30, 2008:

	Outstanding:

	Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

	$0.50 - $1.00	303,250	$0.73	5.87
	$1.01 - $2.00	2,065,282	$1.41	6.76
	$2.01 - $3.00	412,000	$2.31	4.19

	Total	2,780,532	$1.47	6.28

	Exercisable:

	Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price

	$0.50 - $1.00	303,250	$0.73
	$1.01 - $2.00	1,315,282	$1.37
	$2.01 - $3.00	412,000	$2.31

	Total	2,030,532	$1.47

As of June 30, 2008, the intrinsic value of the options outstanding is $2,464,119 and the intrinsic value of the options exercisable is $1,809,119. The intrinsic value of the options exercised during the six months ended June 30, 2008 was $50,000. As of June 30, 2008, there was $550,000 of total unrecognized compensation cost that will be recognized through December 2009 related to non-vested share-based compensation arrangements granted under the Plans.

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

As a result of the Company's history of continuing tax losses, the Company has not paid income taxes and has recorded a full valuation allowance against its net deferred tax asset. Therefore, the Company has not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at June 30, 2008. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

	There was no accrued interest related to unrecognized tax benefits at June 30, 2008.

6	License Fee

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


delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the "IGI Field") thru 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $50,000 related to this agreement for each of the six-month periods ended June 30, 2008 and 2007.

7.	Note Payable

On January 31, 2007, the Company entered into a revolving $1,000,000 secured line of credit agreement ("Credit Agreement") with Pinnacle Mountain Partners, LLC, ("Pinnacle"), a company owned by Dr. and Mrs. Hager, significant shareholders of the Company, and in the case of Mrs. Hager, a director of the Company, for a term of eighteen months. Loans under the Credit Agreement bear interest at prime (5.00% at June 30, 2008 and 8.25% at June 30, 2007), plus 1.5% and are collateralized by assets of the Company (other than real property). All accrued and unpaid interest is payable monthly in arrears on the first of each month. The Company has borrowed $500,000 against this line of credit and has repaid $250,000 of that balance on June 30, 2008. The interest expense related to this note payable was $13,000 and $20,000 for the six months ended June 30, 2008 and 2007, respectively.

On July 29, 2008, the Company signed an extension agreement related to the secured line of credit with Pinnacle. The extension provides for a revolving $500,000 secured line of credit for a term of six months. As in the original agreement, loans under the extension agreement bear interest at prime plus 1.5% and are collateralized by the assets of the Company (other than real property).

8.	Related Party Transactions

The Company signed an agreement with Pharmachem on August 22, 2007, a significant shareholder, to develop Novasome® based products for Pharmachem to market to third party customers.

For the six month period ended June 30, 2008, the Company recognized $126,000 of Research and development revenues from Pharmachem and had a $14,000 accounts receivable balance at June 30, 2008 that will be received in the normal course of business. For the six month period ended June 30, 2007, the Company recognized $20,000 of Research and development revenues from Pharmachem and had a $21,000 account receivable balance at June 30, 2007.

For a description of the Company's Credit Agreement with a related party, see footnote 7 above.

9.	Stock Warrants

In connection with the Private Placement transaction with Pharmachem dated February 5, 2007, the Company issued a warrant to purchase 150,000 common shares at $1.00 per share to Landmark Financial which expires on March 7, 2009 as a commission on this transaction. During the quarter ended June 30, 2008, Landmark Financial Corporation exercised a portion of the warrant to acquire 25,000 shares of common stock.

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

Company Overview

On May 7, 2008, the stockholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. IGI is engaged in the development, manufacturing, filling and packaging of topical, semi solid and liquid products for pharmaceutical, cosmeceutical and cosmetic companies primarily using its licensed Novasome® encapsulation technology. The Company believes that the Novasome based products developed and manufactured by it are unique in the industry and give its customers a competitive advantage in the market place.

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

The Company's business plan for 2008 includes the continued upgrading of its manufacturing capabilities and expanding its production services. The Company will also continue to market its other capabilities to customers, such as product development services and analytical services, all together or separately. In addition to this, the Company intends to explore ways to expand its intellectual property portfolio and increase its R&D product pipeline.

On May 6, 2008, the Company was notified by AMEX that it was below certain of AMEX continued listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its five most recent fiscal years and a minimum of $6,000,000 in stockholders' equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, 2005, 2006 and 2007 fiscal years. The Company's stockholders' equity at June 30, 2008 was $3.9 million.

On July 15, 2008, AMEX notified the Company that it accepted the Company's plan of compliance and granted the Company an extension until May 6, 2009 to regain compliance with the continued listing standards described above. The Company will be subject to periodic review by AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from AMEX.

Results of Operations

Three months ended June 30, 2008 compared to June 30, 2007

The Company had a net loss attributable to common stockholders of $699,000, or $0.05 per share, for the three months ended June 30, 2008, compared to a net loss of $171,000, or $(0.01) per share, in the comparable period for 2007, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2008	2007	$ Change	% Change

Product sales	$477	$ 741	$(264)	(36)%
Research and development income	63	211	(148)	(70)%
Licensing and royalty income	142	148	(6)	(4)%

Total Revenues	$682	$1,100	$(418)	(38)%

The decrease in product sales is due to poor economic conditions resulting in a decrease in orders from our existing customers for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Research and development income for the three month period ended June 30, 2008 was for services provided to Pharmachem (see Note 8) and were related to a different customer for the comparable period in 2007. The products developed for that customer in 2007 were manufactured and filled in the first quarter of 2008 so the research and development income was then converted to product sales.

Licensing and royalty income decreased slighty as a result of a decrease in production of our royalty bearing products by Estee Lauder.

Costs and expenses (in thousands):

	2008	2007	$ Change	% Change

Cost of sales	$ 563	$ 622	$ (59)	(9)%
Selling, general and administrative	697	596	101	17%
Product development and research	123	114	9	8%

Totals costs and expenditures	$ 1,383	$ 1,332	$ 51	4%

Cost of sales decreased for the period ended June 30, 2008 as a result of the decrease in product sales. Cost of sales as a percent of product sales and research and development revenues was 104% for the three month period ended June 30, 2008 compared to 65% for the comparable period in 2007. The increase in cost of sales percentage relates to the decrease in sales for the quarter resulting in us being unable to cover our fixed manufacturing costs for production and an increase in the valuation allowance related to the MIAJ inventory.

Selling, general and administrative expenses for the period ended June 30, 2008 increased as a result of higher stock based compensation expense of $70,000 from the issuance of stock options to our CEO and consulting fees of $21,000 in 2008, that were not incurred in 2007.

Interest (Expense) Income (in thousands):

	2008	2007	$ Change	% Change

Interest Expense	$ (5)	$(12)	$(7)	(58)%
Interest Income	$ 2	$ 4	$(2)	(50)%

Interest expense decreased in 2008 as a result of a decrease in the Company's short-term notes payable principal balance and a reduction in the Company's average interest rate on its short-term notes payable in 2008. Interest income is lower for the same period as a result of lower cash balances.

Net loss (in thousands, except per share numbers):

	2008	2007	$ Change	% Change

Net loss	$(699)	$(171)	$(528)	(309)%
Net loss per share	(.05)	(.01)	(.04)	(400)%

The increase in net loss related to the decrease in revenues for the period ended June 30, 2008. The Company's basic and diluted loss per share were equal for the three month period ended June 30, 2008 and 2007.

Six months ended June 30, 2008 compared to June 30, 2007

Revenues (in thousands):

Components of Revenue:	2008	2007	$ Change	% Change

Product sales	1,777	1,345	432	32%
Research and development income	128	288	(160)	(56)%
Licensing and royalty income	277	288	(11)	(4)%

Total Revenues	2,182	1,921	261	14%

The increase in product sales relates to the Company's ability to package and fill the products we manufacture for our customer and sales of new products developed by the Company. The higher research and development income for the six months ended June 30, 2007, related to fees paid to the Company to develop a new product line for a customer which was launched in the first quarter of 2008. The decrease in royalty revenue was related to a decline in royalties from J&J and Estee Lauder in 2008.

Costs and expenses (in thousands):

	2008	2007	$ Change	% Change

Cost of sales	1,244	1,138	106	9%
Selling, general and administrative	1,360	1,182	178	15%
Product development and research	236	225	11	5%

Totals costs and expenses	2,840	2,545	295	12%

As a percentage of product sales and research and development income, cost of sales was 65% for the six months ended June 30, 2008 and 70% for the six months ended June 30, 2007. The higher cost of sales as a percentage of product sales and research and development income for 2007 relates to the increase in costs associated with hiring of additional staff for the regulatory affairs and analytical services department for the additional services now being offered by the Company.

Selling, general and administrative expenses for the period ended June 30, 2008 increased as a result of higher stock based compensation expense of $87,000 from the issuance of stock options to our CEO and higher employer match contribution in our 401k plan of $13,000 as a result of changing our 401k plan. As a percentage of total revenues, selling, general and administrative expenses were 62% of revenues for both the six months ended June 30, 2008 and 2007.

Interest (Expense) Income (in thousands):

	2008	2007	$ Change	% Change

Interest Expense	(15)	(39)	(24)	62%
Interest Income	9	12	(3)	(25)%


Interest expense decreased in 2008 as a result of a decrease in the Company's short-term notes payable principal balance and a reduction in the Company's average interest rate on its short-term notes payable in 2008. Interest income is lower for the same period as a result of lower cash balances.

Other income (in thousands, except per share numbers):

	2008	2007	$ Change	% Change

Other income	5	64	(59)	(92)%

Included in Other Income for the three months and six months ended June 30, 2007 is $58,000 of insurance settlement funds received by the Company as a result of the employee theft claim submitted earlier in 2007. The funds received were net of a $25,000 deductible the Company has on its insurance policy.

Net loss (in thousands, except per share numbers):

	2008	2007	$ Change	% Change

Net loss	(659)	(582)	77	13%
Net loss per share	(.04)	(.04)	.00	0%

Liquidity and Capital Resources

The Company's operating activities provided $68,000 of cash during the six months ended June 30, 2008 compared to $946,000 used in the comparable period of 2007. The provision of cash for the six months ended June 30, 2008 is substantially a result of the collection of accounts receivable and the collection of royalties from Manhattan Pharmaceuticals offset by the net loss. The use of cash in the comparable period of 2007 was for the payments of accounts payable, increase in accounts receivable due to higher sales, and the net loss.

The Company's investing activities used $84,000 of cash in the six months ended June 30, 2008 compared to $103,000 of cash provided by investing activities in the first six months of 2007. The funds used for the period ending June 30, 2008 were for additional equipment and improvements for the packaging and filling lines. The money provided for the period ending June 30, 2007 represents a deposit of $260,000 on the metal plating equipment sold to UCT less $157,000 in capital expenditures for equipment for the packaging and filling operations in 2007.

The Company's financing activities used $152,000 of cash in the six months ended June 30, 2008 compared to $347,000 provided by financing activities in the six months ended June 30, 2007. The cash used for the period ended June 30, 2008 represents a pay down of the note payable balance offset by proceeds from the exercise of common stock options and warrants. For the same period in 2007 cash provided represents borrowings from the note payable and proceeds from the issuance of shares pursuant to a private placement of common stock, net of repayments of notes payable.

The Company's principal sources of liquidity are cash and cash equivalents of approximately $746,000 at June 30, 2008, future cash from operations, and a $250,000 unused balance on our line of credit from Pinnacle Mountain Partners, LLC; this line of credit will expire on January 31, 2009. The Company had working capital of $683,000 at June 30, 2008.

We believe that in 2008 our operating cash flow along with our existing capital resources will be sufficient to support our current business plan through June 2009. The Company may, however, require additional funding. This funding will depend on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as of the date of this report.

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

Please refer to the Company's 2007 10-KSB for a complete list of all Critical Accounting Policies and Estimates. See also Note 2 of the Company's unaudited financial statements for the three and six months ended June 30, 2008.

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


operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2008. Based upon that evaluation, the Company's President and Chief Executive Officer and Vice President of Finance concluded that, because of the material weaknesses described in the Company's internal control over financial reporting as described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Company's disclosure controls and procedures were not effective as of June 30, 2008. To compensate for the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the consolidated financial statements contained in this report fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the period covered hereby in conformity with generally accepted accounting principles

(b)	Changes to Internal Control Over Financial Reporting

In response to the identified material weaknesses, our management, with oversight from the Audit Committee, has taken certain actions related to the remediation of material weaknesses during the second quarter of 2008, prior to the filing of this report. In April 2008, the Company hired an additional qualified accountant to assist with various accounting and finance functions within the organization. The Company believes this new personnel will reduce the risk associated with its lack of segregation of duties and thus enhance its system of internal control over financial reporting.

Management believes that the actions described above, when fully implemented will be effective in remediating the specific material weakness discussed above.

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

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors.

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

We depend on a limited number of customers for a large portion of our revenue. For the three months ended June 30, 2008 and 2007, three of our customers accounted for 60% and 48% of our revenue, respectively. For the six months ended June 30, 2008 and 2007, three of our customers accounted for 56% and 46% of our revenues, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

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

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

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Failure to adhere to such regulations could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, state and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources.

The failure to obtain, maintain or protect patents and other intellectual property could impact our ability to compete effectively.

To compete effectively, we need to develop and maintain a proprietary position with regard to our own technology, products and business. We have obtained or have the use of over 50 patents, either through development by us or entry into license agreements with third parties, and are seeking to develop additional patents. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

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

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

Our expenses have exceeded our revenue in each of the last five years, and no net income has been available to common shareholders during each of these years. As of June 30, 2008, our shareholders' equity was $3.9 million and we had an accumulated deficit of $23.2 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of June 30, 2008, and our management concluded that our disclosure controls and procedures were not effective as of June 30, 2008 due to the material weakness described in our annual report on Form 10-KSB for the period ending December 31, 2007.

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


Our stock price is, and we expect it to remain, volatile, which could limit investors' ability to sell stock at a profit. During the last two fiscal years, our stock price has traded at a low of $.81 in the first quarter of 2006 to a high of $2.71 in the second quarter of 2008. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

For the quarterly period ended June 30, 2008, the average daily trading volume of our common stock on the American Stock Exchange was approximately 11,100 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the American Stock Exchange our common stock could be delisted and our stock price could suffer.

On May 6, 2008, the Company was notified by AMEX that it was below certain of AMEX continued listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its five most recent fiscal years and a minimum of $6,000,000 in stockholders' equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its 2003, 2004, 2005, 2006 and 2007 fiscal years. The Company's stockholders' equity at June 30, 2008 was $3.9 million.

On July 15, 2008, AMEX notified the Company that it accepted the Company's plan of compliance and granted the Company an extension until May 6, 2009 to regain compliance with the continued listing standards described above. The Company will be subject to periodic review by AMEX Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from AMEX.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2007, the Company issued a warrant to purchase 150,000 common shares at $1.00 per share expiring March 7, 2009 to Landmark Financial Corporation as fees on a private placement transaction. During the quarter ended June 30, 2008, Landmark Financial exercised a portion of the warrant to acquire 25,000 shares of common stock at an exercise price of $1.00 per share. Proceeds from the exercise of the warrants were $25,000.

The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The following is a report of the voting results of the Company's annual shareholders meeting held on May 7, 2008:

The proposal to elect four directors, as described in the Company's proxy statement for its annual meeting of shareholders held on May 7, 2008, was approved. The directors were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. The tabulation was as follows:

Director	Votes For	Votes Withheld

Jane Hager	12,770,795	1,079,865
Stephen Morris	13,485,947	364,713
Terrence O'Donnell	13,477,414	373,246
Rajiv Mathur	13,450,996	399,664

On May 7, 2008, the stockholders of the Company approved an amendment and restatement of the Company's Certificate of Incorporation, as amended ("the Prior Certificate"), to change the name of the Company to IGI Laboratories, Inc., amend the lawful purposes provision of the Certificate of Incorporation, as amended, and remove certain provisions in the Prior Certificate that are no longer in effect (the "Amended and Restated Certificate of Incorporation"). The Company's Amended and Restated Certificate of Incorporation became effective upon its filing with the Secretary of State of the State of Delaware on May 7, 2008. The proposal to adopt the Amended and Restated Certificate of Incorporation was previously disclosed in a Definitive Proxy Statement filed with the Securities and Exchange Commission on April 15, 2008. The tabulation was as follows:

Votes For	Votes Against	Votes Abstain

13,581,171	264,507	4,981

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of IGI Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed May 12, 2008).

3.2	Amended and Restated Bylaws of IGI Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed May 12, 2008).

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI Laboratories, Inc.

Date: August 13, 2008	By:	/s/ Rajiv Mathur

Rajiv Mathur
President and Chief Executive Officer

Date: August 13, 2008	By:	/s/ Carlene Lloyd

Carlene Lloyd
Vice President, Finance

Exhibit Index

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
