Form 10-Q
period 2009-03-31
IGI INC
filed 2009-05-20
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if nay, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No☑

The number of shares outstanding of the issuer's common stock is 14,941,712 shares, net of treasury stock, as of May 12, 2009.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Product sales, net	$505	$1,300
Licensing and royalty income	88	135
Research and development income	1	65
Total revenues	594	1,500

Costs and Expenses:
Cost of sales	600	681
Selling, general and administrative expenses	648	663
Product development and research expenses	119	113
Operating (loss) income	(773)	43
Interest (expense), net	(159)	(3)

Net (loss) income	(932)	40

Dividend accreted for beneficial conversion features	(970)	-

Net (Loss) Income Attributable to Common Stockholders	$(1,902)	$40

Basic (loss) income per share	$(.13)	$.00
Diluted (loss) income per share	(.13)	.00

Weighted average shares of common stock outstanding:
Basic	14,911,218	14,831,880
Diluted	14,911,218	15,731,303

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31, 2009 (unaudited)	December 31, 2008*
ASSETS
Current assets:
Cash and cash equivalents	$4,481	$171
Accounts receivable, less allowance for doubtful accounts of $75 in 2009 and 2008	354	481
Licensing and royalty income receivable	87	74
Inventories	828	562
Prepaid expenses and other current assets	130	82
Total current assets	5,880	1,370
Property, plant and equipment, net	2,282	2,280
Restricted cash – long term	50	50
License fee, net	675	700
Debt issuance costs, net of amortization of $79 in 2009	580	-
Other	100	20
Total assets	$9,567	$4,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible note payable, net of discount of $68 in 2009	$4,715	$-
Accounts payable	342	559
Accrued expenses	354	312
Deferred income, current	216	56
Total current liabilities	5,627	927
Convertible note payable – related party, net of discount and beneficial conversion feature of $195 and $0 in 2009 and 2008	305	500
Deferred income, long term	38	40
Total liabilities	5,970	1,467

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $.01 par value, 100 shares authorized; 50 shares issued and outstanding as of March 31, 2009 and December 31, 2008; liquidation preference - $500,000	500	500
Series B-1 Convertible Preferred stock, $.01 par value, 1,030 shares authorized; 202.9 and 0 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively; liquidation preference - $1,217,400	1,073	-
Common stock, $.01 par value, 50,000,000 shares authorized; 16,891,147 and 16,873,218 shares issued as of March 31, 2009 and December 31, 2008, respectively	169	168
Additional paid-in capital	29,548	28,076
Accumulated deficit	(26,298)	(24,396)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	3,597	2,953
Total liabilities and stockholders' equity	$9,567	$4,420

The accompanying notes are an integral part of the consolidated financial statements.

* Derived from the audited December 31, 2008 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(932)	$40
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation	63	61
Amortization of license fee	25	25
Stock-based compensation expense	75	115
Directors’ compensation payable in stock	11	-
Interest expense on convertible note payable	12	-
Amortization of discount on convertible note payable	9	-
Amortization of discount on convertible note payable – related party	52	-
Amortization of debt issuance costs	79	-
Changes in operating assets and liabilities:
Accounts receivable	127	(209)
Licensing and royalty income receivable	(13)	230
Inventories	(266)	(155)
Prepaid expenses and other current assets	(48)	(55)
Accounts payable and accrued expenses	(177)	103
Deferred income	158	(213)
Net cash used in operating activities	(825)	(58)

Cash flows from investing activities:
Capital expenditures	(65)	(6)
Deposits for capital expenditures	(80)	-
Net cash used in investing activities	(145)	(6)

Cash flows from financing activities:
Sale of Series B-1 Convertible preferred stock, net of expenses	1,073	-
Proceeds from issuance of convertible note payable, net of expenses	4,206	-
Proceeds from exercise of common stock options	1	3
Repayment of note payable- related party	-	(250)
Net cash provided by (used in) financing activities	5,280	(247)

Net increase (decrease) in cash and cash equivalents	4,310	(311)
Cash and cash equivalents at beginning of period	171	914
Cash and cash equivalents at end of period	$4,481	$603

Supplemental cash flow information:
Cash payments for interest	$26	$10
Cash payment for taxes	5	3

Non cash transactions:
Dividend accreted for beneficial conversion features	970	-
Issuance of stock to directors for compensation that was previously accrued	21	-

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2009

(in thousands, except share information)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2008	50	$ 500	-	$ -	16,873,218	$ 168	$ 28,076	$ (24,396)	(1,395)	$ 2,953
Issuance of preferred stock pursuant to a private placement net of associated fees of $144 and beneficial conversion features			203	568			505			1,073
Value of common stock warrants issued to broker in a private placement							82			82
Discount on convertible note payable related to a private placement							77			77
Beneficial conversion and discount on converted note payable							247			247
Dividends attributable to beneficial conversion features of private placement				505			465	(970)		-
Issuance of stock as Directors’ compensation					15,929	1	20			21
Stock options exercised					2,000	-	1			1
Stock-based compensation expense							75			75
Net loss	-	-	-	-	-	-	-	(932)	-	(932)
Balance, March 31, 2009	50	$ 500	203	$1,073	16,891,147	$ 169	$ 29,548	$ (26,298)	$(1,395)	$ 3,597

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8- 03 of Regulation S- X . Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated balance sheet as of December 31, 2008 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

1.

Liquidity

The principal sources of liquidity for IGI Laboratories, Inc. (“IGI”, “IGI,Inc.” or the “Company”), are cash and cash equivalents of approximately $4,481,000 at March 31, 2009 and cash from operations. The Company sustained a net loss attributable to common stockholders of $1,902,000 for the three months ended March 31, 2009 and had working capital of $253,000 at March 31, 2009.

The Company’s business operations have been partially funded over the past three years through the exercise of stock options by our directors and officers, through private placements of our stock, the line of credit described below and issuance of debt. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

On January 29, 2009, the secured line of credit agreement (“Credit Agreement”) with Pinnacle Mountain Partners, LLC, (“Pinnacle”), a company owned by Dr. and Mrs. Hager, significant stockholders of the Company, and in the case of Mrs. Hager, a director of the Company, was amended and extended for a term of six months, as more fully described in Footnote 8 below. The Company had an outstanding principal balance with a face value of $500,000 as of March 31, 2009 and interest expense related to this line of credit was $8,825 for the three months ended March 31, 2009.

On March 13, 2009, the Company completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”) as more fully described in Footnote 11 below. As a condition to the consummation of the Offering, on March 13, 2009, the Company and Pinnacle entered into an amendment to the Credit Agreement pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the line of credit from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the Credit Agreement will become due and payable on July 31, 2010 and the remaining outstanding loans and advances, together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Credit Agreement into shares of the Company’s common stock at a conversion rate of $0.41 per share upon receipt of stockholder approval by the Company of such conversion (the “Note Conversion”). For additional information relating to the Offering, see Footnote 11 below.

The Company’s common stock is listed on the NYSE Amex exchange and, as a result, the Company is subject to Section 711 and Section 713 of the NYSE Amex Company Guide. Section 711 of the NYSE Amex Company Guide requires stockholder approval for the establishment of an equity compensation arrangement pursuant to which stock may be acquired by a director of an issuer. Section 713 of the NYSE Amex Company Guide, to which the Company is subject, requires stockholder approval for issuances of securities that will (i) involve the issuance of common stock, or securities convertible into common stock, equal to 20% or more of presently outstanding stock of a company for less than the greater of book or market value of the stock and/or (ii) result in a change of control of the issuer. Pursuant to Section 711 and Section 713, both the Offering and the Note Conversion require stockholder approval.

In connection with the Offering, certain holders of our capital stock, representing approximately 51.7% of the voting power of the outstanding shares of our capital stock entitled to vote to approve the Offering, entered into a voting agreement, pursuant to which these holders agreed to vote or execute and deliver a written consent in favor of approving the Offering. As a result of its interest in the Note Conversion, pursuant to the rules and regulations of the NYSE Amex, Pinnacle and its affiliates, which includes Dr. and Mrs. Hager, significant stockholders of the Company and signatories to the voting agreement, are not permitted to vote to approve the Offering or the Note Conversion so long as the Note Conversion agreement remains in place. As a result of this NYSE Amex voting restriction, holders of our capital stock representing approximately 44.2% of the voting power of the outstanding shares of capital stock of the Company have signed a voting agreement and are entitled to vote to approve both the Offering and the Note Conversion so long as the Note Conversion remains in place. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering and Note Conversion. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of promissory notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of 803.979 shares of the Company’s Series B-1 Preferred Stock and the warrants to purchase shares of the Company’s Series B-2 Preferred Stock issued to these investment funds were terminated. Additionally, the $500,000 principal amount outstanding under the Pinnacle line of credit was converted into 1,219,512 shares of the Company’s common stock.

2.

Organization

On May 7, 2008, the stockholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. The Company, a Delaware corporation, operating in the State of New Jersey, is engaged in the development, manufacturing, filling and packaging of topical, semi-solid and liquid products for pharmaceutical, cosmeceutical and cosmetic companies primarily using its licensed Novasome® encapsulation technology. The Company has directed its efforts towards the development of high quality skin care and treatment products marketed through collaborative arrangements with pharmaceutical and consumer products companies.

The Company also provides product development and analytical services to its customers in addition to its manufacturing and packaging services.

IGI’s mission is to be a premier provider of topical liquid and semi-solid products to its customers using Novasome® encapsulation technology.

On May 6, 2008, the Company was notified by NYSE Amex that it was failing to satisfy certain of NYSE Amex’s continued listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its five most recent fiscal years and a minimum of $6,000,000 in stockholders’ equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its last six fiscal years. The Company’s stockholders’ equity at March 31, 2009 was $3.6 million.

On June 8, 2008, the Company submitted a plan advising NYSE Amex of the actions that it would take to bring it into compliance with the continued listing standards. On July 15, 2008, NYSE Amex notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until May 6, 2009 to regain compliance with the continued listing standards described above. The Company was subject to periodic review by NYSE Amex staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from NYSE Amex.

On March 13, 2009, the Company completed the Offering, as more fully described in Footnote 11 below. On May 4, 2009, NYSE Amex notified the Company that it had determined that the Company has made a reasonable demonstration of its ability to regain compliance with Sections 1003(a)(ii) and (iii) of the Company Guide in accordance with Section 1009 and therefore granted the Company an extension from May 6, 2009 until May 31, 2009 to regain compliance with these continued listing standards.

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended March 31, 2009 and 2008, four of our customers accounted for 84% and 86% of our revenue, respectively. One of these customers is the same for both periods. Accounts receivable related to the Company’s major customers comprised 66% of all account receivables as of March 31, 2009. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations .

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

Earnings Per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic net (loss) income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the net loss for the three months ended March 31, 2009, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive; as a result, the basic and diluted weighted average number of common shares outstanding and net (loss) per common share are the same. Potentially dilutive common stock equivalents which were excluded from the net (loss) income per share calculations due to their anti-dilutive effect amounted to 3,004,332 shares for the three months ended March 31, 2009 and 1,105,447 for the three months ended March 31, 2008.

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

Product Development Services: The Company enters into product development agreements with its customers to perform product development services. Product development revenues are recognized in accordance with the product development agreement upon the completion of each phase of development and when we have no future performance obligations relating to such phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. Payments under these arrangements are generally non-refundable and are reported as deferred until they are recognized as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed.

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

4.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at March 31, 2009 and December 31, 2008 consist of:

	March 31, 2009	December 31, 2008
	(amounts in thousands)
Raw materials	$ 775	$ 537
Work in progress	26	1
Finished goods	27	24
Total	$ 828	$ 562

5.

Stock-Based Compensation

Under the 1998 Directors Stock Plan, 600,000 shares of the Company’s common stock are authorized under the plan and reserved for issuance to non-employee directors, in lieu of payment of directors’ fees in cash. The Company issued 16,305 shares in April 2009 as consideration for directors’ fees for the first quarter of 2009. Directors’ fees for the first quarter of 2009 were accrued on the Company’s financial statements as of March 31, 2009. The Company issued 15,929 shares in March 2009 as consideration for directors’ fees for 2008. Directors’ fees for 2008 were accrued on the Company’s financial statements as of December 31, 2008.

The 1999 Stock Incentive Plan (“1999 Plan”) replaced all previously authorized stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 2,500,000 shares of common stock. In May 2007, the Company’s stockholders approved an increase in the maximum amount of shares to be granted by 700,000, for a total of 3,200,000 shares available for grant. However, pursuant to the terms of the 1999 Plan, no awards may be granted after March 13, 2009. A total of 2,392,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's common stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant.

The 1999 Director Stock Option Plan (the “Director Plan”) provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,675,000 shares have been approved and authorized for issuance pursuant to this plan. In May 2007, an additional 300,000 shares were approved for issuance under this plan, bringing the total to 1,975,000 available for issue under this plan. A total of 1,674,798 options, have been granted to non-employee directors through March 31, 2009. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the three months ended March 31, 2009

Expected volatility	67.44%
Expected term (in years)	5.5 years
Risk-free rate	1.71%
Expected dividends	0%

A summary of option activity under the 1999 Plan and the Director Plan as of March 31, 2009 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of 1/1/2009	2,705,532	$1.43
Issued	85,000	$0.59
Exercised	2,000	$0.50
Forfeited	-	-
Expired	(100,250)	$2.00
Outstanding as of 3/31/2009	2,688,282	$1.38

Exercisable as of 3/31/2009	2,303,282	$1.37

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 was $0.33.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2009:

Outstanding:
Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.50	$1.00	386,250	$0.70	6.16
$1.01	$2.00	1,995,032	$1.37	6.47
$2.01	$3.00	307,000	$2.26	4.73
Total		2,688,282	$1.38	6.23

Exercisable:
Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price

$0.50	$1.00	301,250	$0.74
$1.01	$2.00	1,695,032	$1.32
$2.01	$3.00	307,000	$2.26
Total		2,303,282	$1.37

As of March 31, 2009, the intrinsic value of the options outstanding is $14,710 and the intrinsic value of the options exercisable is $4,910. The intrinsic value of the options exercised during the three months ended March 31, 2009 was $380. As of March 31, 2009, there was approximately $231,000 of total unrecognized compensation cost that will be recognized through December 2009 related to non-vested share-based compensation arrangements granted under the Plans.

6.

Income Taxes

As a result of the Company’s history of continuing tax losses, the Company has not paid income taxes and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at March 31, 2009 and no significant changes are expected in the next twelve months. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which th e Company is subject.

There was no accrued interest related to unrecognized tax benefits at March 31, 2009.

7.

License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $25,000 related to this agreement for each of the three month periods ended March 31, 2009 and 2008.

8.

Note Payable

On January 31, 2007, the Company entered into a revolving $1,000,000 secured line of credit agreement (“Credit Agreement”) with Pinnacle Mountain Partners, LLC, (“Pinnacle”), a company owned by Dr. and Mrs. Hager, significant stockholders of the Company, and in the case of Mrs. Hager, a director of the Company , for a term of eighteen months. Loans under the Credit Agreement bore interest at prime (5.25% at March 31, 2008), plus 1.5% and were collateralized by assets of the Company (other than real property). All accrued and unpaid interest was payable monthly in arrears on the first of each month. The Company borrowed $500,000 against this line of credit at March 31, 2008. The interest expense related to the borrowing under this Credit Agreement was $9,000 for the three months ended March 31, 2008.

On July 29, 2008, the Company signed an extension agreement related to the secured line of credit with Pinnacle (the “Extension Agreement”). The Extension Agreement reduced the maximum loan amount under the Credit Agreement from $1,000,000 to $500,000 and extended the maturity date from July 31, 2008 to January 31, 2009. As in the original Credit Agreement, loans under the Extension Agreement bore interest at prime plus 1.5% and were collateralized by the assets of the Company (other than real property).

On January 26, 2009, the Company signed the Amended and Restated Credit Agreement, which amended and restated the Credit Agreement (as amended by the Extension Agreement). This amendment and restatement extended the maturity date of the $500,000 maximum loan amount from January 31, 2009 to July 31, 2009, with interest at 8.5% (rather than prime plus 1.5%). As in the original Credit Agreement, loans under this amendment are collateralized by the assets of the Company (other than real property). The Company has borrowed $500,000 under this Amended and Restated Credit Agreement as of March 31, 2009 and incurred associated interest expense of $8,825 for the three months ended March 31, 2009.

On March 13, 2009, the Company completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”) as more fully described in Footnote 11 below. As a condition to the consummation of the Offering, on March 13, 2009, the Company and Pinnacle entered into an amendment to the Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the agreement from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the agreement will become due and payable on July 31, 2010 and the remaining outstanding loans and advances , together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Second Amended and Restated Credit Agreement into shares of the Company’s common stock at a conversion rate of $0.41 per share of common stock (the “conversion shares”) upon receipt of stockholder approval by the Company of such conversion. Upon receipt of the conversion shares, the obligations and liabilities of the Company to repay the principal amount of the note will be deemed satisfied and paid in full. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s Stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Pinnacle Note Payable was converted into 1,219,512 shares of the Company’s common stock. For additional information relating to the Offering, see Footnote 11 below.

9.

Related Party Transactions

The Company signed an agreement on August 22, 2007 with Pharmachem, a significant stockholder, to develop Novasome® based products for Pharmachem to market to third party customers. The agreement was completed on August 21, 2008, and all the development work for Pharmachem has ended.

For the three month period ended March 31, 2008, the Company recognized $63,000 of research and development revenues from Pharmachem and had a $56,000 accounts receivable balance at March 31, 2008 that was received in the normal course of business.

For a description of the Company’s Credit Agreement with Pinnacle, a related party, see Footnote 8 above ..

10.

Stock Warrants

In connection with the private placement transaction with Pharmachem dated February 5, 2007, the Company issued a warrant to purchase 150,000 common shares at $1.00 per share to Landmark Financial which expired on March 7, 2009 as a commission on this transaction. During the quarter ended June 30, 2008, Landmark Financial Corporation exercised a portion of the warrant to acquire 25,000 shares of common stock.

See Footnote 11 below for a discussion of additional warrants issued by the Company.

11.

Convertible Preferred Stock and Convertible Promissory Notes

On March 13, 2009, the Company completed a $6,000,000 private placement with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”). As part of the Offering, the Company issued 202.9 shares of Series B-1 Convertible Preferred Stock (“Series B Preferred Stock”), $4,782,600 in Secured Convertible Promissory Notes (“Promissory Notes”), a Preferred Stock Purchase Warrant to purchase 797.1 shares of non-voting Series B-2 Preferred Stock (“Preferred Stock Warrant”), a Common Stock Purchase Warrant to purchase 350,000 shares of common stock (“Common Stock Warrant”) and amended their line of credit with Pinnacle. In connection with the Offering, the Company incurred placement and legal fees of approximately $721,000, resulting in net proceeds of $5,279,000. These fees were recorded as debt issuance costs in the amount of $577,000 and paid-in capital in the amount of $144,000.

The Series B Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of the Series B Preferred Stock is convertible into 14,634 shares of common stock for an implied common stock conversion price of $0.41 per share, subject to certain adjustments and any accrued and unpaid dividends. At the time of issuance, the market price of the common stock into which the Series B Preferred Stock is convertible was greater than the conversion price. The embedded beneficial conversion feature is being accounted for in accordance with Emerging Issue Task Force (“EITF”) Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. Accordingly, the beneficial conversion feature on the Series B-1 Preferred Stock is approximately $505,000, which represents the amount by which the estimated fair value of the common stock issuable upon conversion exceed the proceeds from such issuance and was treated as a deemed dividend on the date of the Offering.

The Promissory Note bears interest at an annual rate of 5% and matures on July 31, 2009. On the date of issuance, the Promissory Note had a fair value of approximately $4,706,000, resulting in a debt discount of $77,000. Furthermore, the Company has entered into Guaranty and Security Agreements to guarantee repayment of the Promissory Note upon maturity. The note is collateralized by the assets of the Company. However, upon approval by the Company’s stockholders of the Offering or an earlier liquidation event of the Company, the Promissory Note, unamortized discount, and any accrued interest will automatically convert into Series B-1 Preferred Stock for $6,000 per share and the Series B-2 Preferred Stock Warrant will become null and void. The beneficial conversion feature of the Promissory Note is approximately $1,983,000 which is recorded as a deemed dividend from March 14 through May 15, 2009. The dividend recorded through March 31, 2009 is approximately $465,000, and the remaining dividend of $1,518,000 will be recorded in the second quarter of 2009. The value of the Preferred Stock Warrant was nominal. Under applicable NYSE Amex rules, the Offering required stockholder approval, as more fully described in Footnote 1 above. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of Promissory Notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of 803.979 shares of the Company’s Series B-1 Preferred Stock and the Warrants issued to these investment funds were terminated.

The Company granted its placement agent for the Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share. Until stockholder approval of the Offering, this Common Stock Warrant was only exercisable for no more than 88,550 shares. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering. This warrant expires on March 13, 2012. The fair value of the warrant of approximately $102,000 was determined using the Black Scholes model. The factors used in the calculation are as follows: expected volatility of 66.8%, expected term of 3 years and risk-free interest rate of 1.36%. Expected volatility and risk-free interest rates are based upon the expected life of the warrant. The interest rates used are the yield of a 3-year U.S. Treasury Note as of March 13, 2009. Of this amount, $82,000 was deemed to be attributable to the issuance of debt and was capitalized as debt issuance costs.

The Company and Pinnacle entered into an amendment to the Amended and Restated Credit Agreement. Pinnacle agreed to change the terms of repayment such that 50% of the amount borrowed under the amended Credit Agreement (the “Note Payable”), $500,000 as of December 31, 2008 (see Footnote 8 above) will be payable on July 31, 2010 and the remaining balance will be payable on July 31, 2011. Furthermore, the Company and Pinnacle entered into a Note Conversion Agreement for which Pinnacle agreed to automatically convert the principal amount due under the Note Payable into shares of the Company’s Common Stock at a conversion rate of $0.41 per share upon stockholder approval of the Conversion Agreement. The beneficial conversion feature of the Note Payable of approximately $207,000 was recorded as a debt discount. The fair value of the Note Payable, as modified, was approximately $460,000, resulting in a debt discount of $40,000. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of the Company’s common stock.

Debt discounts and debt issuance costs are amortized using the effective interest method.

As part of the Offering, the Company entered into an intercreditor agreement with Pinnacle and the Promissory Noteholders. As part of the intercreditor agreement, the Promissory Noteholders agreed to certain terms setting forth debt repayment, security positions and rights. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering. Immediately upon stockholder approval, the Promissory Notes were converted into shares of the Company’s Series B-1 Preferred Stock. The intercreditor agreement was terminated upon the conversion of the Promissory Notes.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This " Management ' s Discussion and Analysis of Financial Condition and Results of Operations " section and other sections of this Quarterly Report on Form 10 Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’ s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise ..

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

The Company’s business plan includes the continued upgrading of its manufacturing capabilities and expanding its production services. T he Company will also continue to market its other capabilities to customers, such as product development services and analytical services, either as a comprehensive package or on an individual basis. In addition to this, the Company intends to explore ways to expand its intellectual property portfolio and increase its R&D product pipeline.

On May 6, 2008, the Company was notified by NYSE Amex that it was failing to satisfy certain of NYSE Amex’s continued listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its last six fiscal years. The Company’s stockholders’ equity at March 31, 2009 was $3.6 million.

On June 8, 2008, the Company submitted a plan advising NYSE Amex of the actions that it would take to bring the Company into compliance with the continued listing standards. On July 15, 2008, NYSE Amex notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until May 6, 2009 to regain compliance with the continued listing standards described above. The Company will be subject to periodic review by NYSE Amex staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from NYSE Amex.

On March 13, 2009, the Company completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”) as more fully described in Footnote 11 to the Company’s Consolidated Financial Statements. On May 4, 2009, NYSE Amex notified the Company that it had determined that the Company has made a reasonable demonstration of its ability to regain compliance with Sections 1003(a)(ii) and (iii) of the Company Guide in accordance with Section 1009 and therefore granted the Company an extension from May 6, 2009 until May 31, 2009 to regain compliance with these continued listing standards.

Results of Operations

Three months ended March 31, 2009 compared to March 31, 2008

The Company had a net loss attributable to common stockholders of $1,902,000, or $0.13 per share, for the three months ended March 31, 2009, compared to net income of $40,000, or $0.00 per share, in the comparable period for 2008, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2009	2008	$ Change	% Change
Product sales	$ 505	$ 1,300	$ (795)	(61)%
Research and development income	1	65	(64)	(98)%
Licensing and royalty income	88	135	(47)	(35)%
Total Revenues	$ 594	$ 1,500	$ (906)	(60)%

The decrease in product sales is due to poor economic conditions resulting in a decrease in orders from our existing customers for the three months ended March 31, 2009. A portion of the decrease in revenue was offset by revenue from new customers. Research and development income will not be consistent and will vary, from quarter to quarter, depending on the required timeline of each development project; the decrease in research and development income during the period ended March 31, 2009 as compared to the same period in 2008 is attributable to this variance. Licensing and royalty income decreased as a result of a decrease in sales of royalty- bearing products.

Costs and expenses (in thousands):

	2009	2008	$ Change	% Change
Cost of sales	$ 600	$ 681	$ (81)	(12)%
Selling, general and administrative	648	663	(15)	(2)%
Product development and research	119	113	6	5%
Totals costs and expenditures	$ 1,367	$ 1,457	$ (90)	(6)%

Cost of sales decreased for the three months ended March 31, 2009 as a result of the decrease in product sales. Cost of sales as a percent of product sales can vary depending on product mix. Cost of sales as a percentage of product sales was 119% for the three month period ended March 31, 2009 as compared to 52% for the comparable period in 2008. The increase in the cost of sales percentage was primarily due to our underutilized manufacturing capacity which lead to unabsorbed overhead expenses.

Selling, general and administrative expenses for the three month period ended March 31, 2009 decreased as a result of lower stock based compensation expense of $39,000 from the issuance of stock options offset by an increase in professional fees and other fees of $32,000.

Interest (Expense) Income (in thousands):

	2009	2008	$ Change	% Change
Interest Expense	$ (160)	$ (10)	$ (150)	(1500)%
Interest Income	$ 1	$ 7	$ (6)	(86)%

Interest expense increased for the three months ended March 31, 2009 as compared to the same period in 2008 due to approximately $151,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 11 to the Company’s Consolidated Financial Statements) that were included in interest expense in 2009. Interest income decreased for the three months ended March 31, 2009 as compared to the same period in 2008 due to lower average cash balances and interest rates in 2009.

Net (loss) income attributable to common stockholders (in thousands, except per share numbers):

	2009	2008	$ Change
Net (loss) income attributable to common stockholders	$ (1,902)	$ 40	$ (1,942)
Net (loss) income per share	(.13)	.00	(.13)

Liquidity and Capital Resources

The Company's operating activities used $825,000 of cash during the three months ended March 31, 2009 compared to $58,000 used in the comparable period of 2008. The use of cash for the three months ended March 31, 2008 is substantially a result of the net loss for the period.

The Company’s investing activities used $145,000 of cash in the three months ended March 31, 2009 compared to $6,000 of cash used in investing activities in the first three months of 2008. The funds used for the period ending March 31, 2009 were for additional equipment and improvements for the packaging and filling lines.

The Company's financing activities provided $5,280,000 of cash in the three months ended March 31, 2009 compared to $247,000 used in the three months ended March 31, 2008. The cash provided for the three month period ended March 31, 2009 is mainly from the proceeds of the Convertible Preferred Stock and the Note Payable as more fully described in Footnote 11 to the Company’s Consolidated Financial Statements. The cash used for the period ended March 31, 2008 represents a pay down of the note payable balance offset by proceeds from the exercise of common stock options.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $4,481,000 at March 31, 2009 and future cash from operations. The Company had working capital of $253,000 at March 31, 2009.

At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering and Note Conversion. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of promissory notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of 803.979 shares of the Company’s Series B-1 Preferred Stock and the warrants to purchase shares of the Company’s Series B-2 Preferred Stock issued to these investment funds were terminated. Additionally, the $500,000 principal amount outstanding under the Pinnacle line of credit was converted into 1,219,512 shares of the Company’s common stock.

We believe that our operating cash flow along with our existing capital resources will be sufficient to support our current business plan through May 2010. The Company may require additional funding. This funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. In addition, there may be additional acquisition and growth opportunities that may require external financing. However, the trading price of our stock, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as of the date of this report.

Critical Accounting Policies and Estimates

IGI’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Please refer to the Company’s 2008 10-K for a complete list of all Critical Accounting Policies and Estimates. See also Footnote 3 to the Company’s Consolidated Financial Statements.

ITEM 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Acting Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were ineffective, due to the material weaknesses detailed below in our internal control over financial reporting that have not been fully remediated as of March 31, 2009.

Internal Control over Financial Reporting

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of March 31, 2009 due to the following material weaknesses that have not been fully remediated as of March 31, 2009:

•

Our management has determined that we have a material weakness in our internal control over financial reporting related to an insufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process.

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

In 2008 our efforts to remediate these material weaknesses were hampered by our limited financial resources. We are committed to appropriately addressing these matters in 2009, as follows:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are involved from time to time in claims which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

ITEM 1A.  Risk Factors ..

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. For the three months ended March 31, 2009 and 2008, four of our customers accounted for 84% and 86% of our revenue, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last six years, and no net income has been available to common stockholders during each of these years. As of March 31, 2009, our stockholders’ equity was $3.6 million and we had an accumulated deficit of $26.3 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the three months ended March 31, 2009, the average daily trading volume of our common stock on the NYSE Amex was approximately 3,300 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our common stock could be delisted and our stock price could suffer.

On May 6, 2008, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our last six fiscal years. Our stockholders’ equity at March 31, 2009 was $3.6 million.

On June 8, 2008, the Company submitted a plan advising NYSE Amex of the actions that it would take to bring it into compliance with the continued listing standards. On July 15, 2008, NYSE Amex notified us that it accepted our plan of compliance and granted us an extension until May 6, 2009 to regain compliance with the continued listing standards described above. We will be subject to periodic review by NYSE Amex Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from NYSE Amex.

On March 13, 2009, the Company completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. On May 4, 2009, NYSE Amex notified the Company that it had determined that the Company has made a reasonable demonstration of its ability to regain compliance with Sections 1003(a)(ii) and (iii) of the Company Guide in accordance with Section 1009 and therefore granted the Company an extension from May 6, 2009 until May 31, 2009 to regain compliance with these continued listing standards.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2009, the Company completed a $6,000,000 private placement with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”). As part of the Offering, the Company issued 202.9 shares of Series B-1 Convertible Preferred Stock, with a par value of $0.01 per share (“Series B Preferred Stock”), $4,782,600 in Secured Convertible Promissory Notes (“Promissory Notes”), a Preferred Stock Purchase Warrant to purchase 797.1 shares of non-voting Series B-2 Preferred Stock (“Preferred Stock Warrant”), a Common Stock Purchase Warrant to purchase 350,000 shares of common stock (“Common Stock Warrant”) and amended their Credit Agreement with Pinnacle, under which the Company had an outstanding principal balance of $500,000 as of March 31, 2009 and interest expense related to this line of credit was $8,825 for the three months ended March 31, 2009.

Each share of the Series B-1 Preferred Stock is convertible into 14,634 shares of common stock for an implied common stock conversion price of $0.41 per share, subject to certain adjustments and any accrued and unpaid dividends. Upon approval by the Company’s stockholders of the Offering or an earlier liquidation event of the Company, the Promissory Note, unamortized discount, and any accrued interest will automatically convert into Series B-1 Preferred Stock for $6,000 per share and the Preferred Stock Warrant will become null and void. Approval of the Offering was voted upon by our stockholders at our annual meeting on May 15, 2009. If stockholder approval of the Offering was not obtained, the Promissory Note would have remained outstanding and the Preferred Stock Warrant would have become exercisable for an aggregate of 797.1 shares of non-voting Series B-2 Preferred Stock for a term of 4 years commencing on July 31, 2009 at a price of $6,000 per share. The value of the Preferred Stock Warrant was nominal.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement dated March 13, 2009, pursuant to which Pinnacle agreed to convert (“Conversion”) the Note Payable into shares of the Company’s common stock at a conversion rate of $0.41 per share upon receipt of stockholder approval by the Company of such conversion.

The Offering was made pursuant to the exemption from registration described in Rule 506 under the Securities Act of 1933, as amended.

At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering and Note Conversion. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of promissory notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of 803.979 shares of the Company’s Series B-1 Preferred Stock and the warrants to purchase shares of the Company’s Series B-2 Preferred Stock issued to these investment funds were terminated. Additionally, the $500,000 principal amount outstanding under the Pinnacle line of credit was converted into 1,219,512 shares of the Company’s common stock.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibit Number	Description

3.1

Certificate of Designation of the Relative Rights and Preferences of the Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed March 19, 2009).

3.2

Certificate of Correction to Correct a Certain Error in the Certificate of Designation of the Relative Rights and Preferences of the Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed March 19, 2009).

4.1	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed March 19, 2009).

4.2	Form of Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed March 19, 2009).

4.3

IGI Laboratories, Inc. Common Stock Purchase Warrant in favor of Rockport Venture Securities, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed March 19, 2009).

4.4

Third Amended and Restated Revolving Note in favor of Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8-K filed March 19, 2009).

10.1

Second Amendment to Loan and Security Agreement, dated January 26, 2009, between IGI Laboratories, Inc. and Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed January 29, 2009).

10.2

Second Amended and Restated Revolving Note, dated January 26, 2009, of IGI Laboratories, Inc., made in favor of Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed January 29, 2009).

10.3

Securities Purchase Agreement, by and among IGI Laboratories, Inc. and the purchasers set forth on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 19, 2009).

10.4

Voting Agreement by and among IGI Laboratories, Inc., Signet Healthcare Partners, G.P. and the stockholders of the Company set forth on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed March 19, 2009).

10.5

Registration Rights Agreement by and among IGI Laboratories, Inc., the purchasers set forth on Schedule A thereto and the placement agent set forth on Schedule B thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed March 19, 2009).

10.6

Guaranty Agreement by Immunogenetics, Inc. in favor of the parties listed on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed March 19, 2009).

10.7

Security Agreement by and among IGI Laboratories, Inc., Immunogenetics, Inc. and the secured parties listed on the signature page thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed March 19, 2009).

10.8

Intellectual Property Security Agreement by and among IGI Laboratories, Inc., Immunogenetics, Inc. and the secured parties listed on the signature page thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed March 19, 2009).

10.9

Intercreditor Agreement by and among Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., Pinnacle Mountain Partners LLC and IGI Laboratories, Inc., dated March 13, 2009 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed March 19, 2009).

10.10

Third Amendment to Loan and Security Agreement by and between IGI Laboratories, Inc. and Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-K filed March 19, 2009).

10.11

Note Conversion Agreement by and between IGI Laboratories, Inc. and Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 8-K filed March 19, 2009).

10.12

Indemnification Agreement by and between IGI Laboratories, Inc. and Joyce Erony, dated March 13, 1999 (incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 8-K filed March 19, 2009).

10.13	Form of Indemnification Agreement for Certain Directors (incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 8-K filed March 19, 2009).

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI Laboratories, Inc.

Date: May 20, 2009	By:	/s/ Rajiv Mathur
Rajiv Mathur President and Chief Executive Officer

Date: May 20, 2009	By:	/s/ Justine Kostka
Justine Kostka Acting Principal Financial Officer

Exhibit Index

Exhibit Number	Description

3.1

Certificate of Designation of the Relative Rights and Preferences of the Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed March 19, 2009).

3.2

Certificate of Correction to Correct a Certain Error in the Certificate of Designation of the Relative Rights and Preferences of the Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed March 19, 2009).

4.1	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed March 19, 2009).

4.2	Form of Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed March 19, 2009).

4.3

IGI Laboratories, Inc. Common Stock Purchase Warrant in favor of Rockport Venture Securities, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed March 19, 2009).

4.4

Third Amended and Restated Revolving Note in favor of Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8-K filed March 19, 2009).

10.1

Second Amendment to Loan and Security Agreement, dated January 26, 2009, between IGI Laboratories, Inc. and Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed January 29, 2009).

10.2

Second Amended and Restated Revolving Note, dated January 26, 2009, of IGI Laboratories, Inc., made in favor of Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed January 29, 2009).

10.3

Securities Purchase Agreement, by and among IGI Laboratories, Inc. and the purchasers set forth on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 19, 2009).

10.4

Voting Agreement by and among IGI Laboratories, Inc., Signet Healthcare Partners, G.P. and the stockholders of the Company set forth on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed March 19, 2009).

10.5

Registration Rights Agreement by and among IGI Laboratories, Inc., the purchasers set forth on Schedule A thereto and the placement agent set forth on Schedule B thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed March 19, 2009).

10.6

Guaranty Agreement by Immunogenetics, Inc. in favor of the parties listed on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed March 19, 2009).

10.7

Security Agreement by and among IGI Laboratories, Inc., Immunogenetics, Inc. and the secured parties listed on the signature page thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed March 19, 2009).

10.8

Intellectual Property Security Agreement by and among IGI Laboratories, Inc., Immunogenetics, Inc. and the secured parties listed on the signature page thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed March 19, 2009).

10.9

Intercreditor Agreement by and among Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., Pinnacle Mountain Partners LLC and IGI Laboratories, Inc., dated March 13, 2009 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed March 19, 2009).

10.10

Third Amendment to Loan and Security Agreement by and between IGI Laboratories, Inc. and Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-K filed March 19, 2009).

10.11

Note Conversion Agreement by and between IGI Laboratories, Inc. and Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 8-K filed March 19, 2009).

10.12

Indemnification Agreement by and between IGI Laboratories, Inc. and Joyce Erony, dated March 13, 1999 (incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 8-K filed March 19, 2009).

10.13	Form of Indemnification Agreement for Certain Directors (incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 8-K filed March 19, 2009).

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.