Form 10-Q
period 2009-06-30
IGI INC
filed 2009-08-12
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [  ]      No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No  ☑

The number of shares outstanding of the issuer’s common stock is 16,182,803 shares, net of treasury stock, as of August 5, 2009.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$ 999	$ 477	$ 1,504	$ 1,777
Research and development income	64	63	66	128
Licensing and royalty income	79	142	166	277
Total revenues	1,142	682	1,736	2,182

Cost and expenses:
Cost of sales	929	563	1,529	1,244
Selling, general and administrative expenses	1,311	697	1,959	1,360
Product development and research expenses	151	123	269	236
Operating loss	(1,249)	(701)	(2,021)	(658)
Interest expense, net	(791)	(3)	(951)	(6)
Other income	-	5	-	5

Net loss	(2,040)	(699)	(2,972)	(659)

Dividend accreted for beneficial conversion features	(1,518)	-	(2,488)	-

Net Loss Attributable to Common Stockholders	$(3,558)	$(699)	$(5,460)	$ (659)

Basic and diluted loss per share	$ (.23)	$ (.05)	$ (.36)	$ (.04)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and diluted	15,571,391	14,877,572	15,243,128	14,854,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30, 2009 (unaudited)	December 31, 2008*
ASSETS
Current assets:
Cash and cash equivalents	$3,650	$171
Accounts receivable, less allowance for doubtful accounts of $75 in 2009 and $62 in 2008	390	481
Licensing and royalty income receivable	44	74
Inventories	811	562
Prepaid expenses and other current assets	136	82
Total current assets	5,031	1,370
Property, plant and equipment, net	2,590	2,280
Restricted cash – long term	50	50
License fee, net	650	700
Other	20	20
Total assets	$8,341	$4,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	685	559
Accrued expenses	549	312
Deferred income, current	180	56
Total current liabilities	1,414	927
Note payable – related party	-	500
Deferred income, long term	37	40
Total liabilities	1,451	1,467

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $.01 par value, 100 shares authorized; 50 shares issued and outstanding as of June 30, 2009 and December 31, 2008; liquidation preference – $500,000	500	500
Series B-1 Convertible Preferred stock, $.01 par value, 1,030 shares authorized; 1,007 and 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively; liquidation preference – $6,042,000	5,852	-
Common stock, $.01 par value, 50,000,000 shares authorized; 18,126,964 and 16,873,218 shares issued as of June 30, 2009 and December 31, 2008, respectively	181	168
Additional paid-in capital	31,608	28,076
Accumulated deficit	(29,856)	(24,396)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	6,890	2,953
Total liabilities and stockholders’ equity	$8,341	$4,420

The accompanying notes are an integral part of the condensed consolidated financial statements.

* Derived from the audited December 31, 2008 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,972)	$(659)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation	126	123
Amortization of license fee	50	50
Interest expense on convertible note payable	41	-
Bad debt expense	-	34
Provision for write down of inventory	-	42
Stock-based compensation expense	61	252
Directors’ compensation payable in stock	32	-
Employees’ compensation payable in stock	93	-
Amortization of discount on convertible note payable	33	-
Amortization of discount on convertible note payable – related party	211	-
Amortization of debt issuance costs	659	-
Changes in operating assets and liabilities:
Accounts receivable	91	336
Licensing and royalty income receivable	30	255
Inventories	(249)	(175)
Prepaid expenses and other current assets	(54)	(59)
Accounts payable and accrued expenses	363	83
Deferred income	121	(214)
Net cash (used in) provided by operating activities	(1,364)	68

Cash flows from investing activities:
Capital expenditures	(437)	(84)
Net cash used in investing activities	(437)	(84)

Cash flows from financing activities:
Sale of Series B-1 Convertible Preferred Stock, net of expenses	1,073	-
Proceeds from issuance of convertible note payable, net of expenses	4,206	-
Proceeds from exercise of common stock options and warrant	1	98
Repayment of note payable- related party	-	(250)
Net cash provided by (used in) financing activities	5,280	(152)

Net increase (decrease) in cash and cash equivalents	3,479	(168)
Cash and cash equivalents at beginning of period	171	914
Cash and cash equivalents at end of period	$3,650	$746

Supplemental cash flow information:
Cash payments for interest	$14	$15
Cash payment for taxes	11	5

Non cash transactions:
Dividend accreted for beneficial conversion features	$2,488	$-
Issuance of stock to directors for compensation that was previously accrued	20	-
Conversion of note payable and accrued interest to Series B-1 Convertible Preferred Stock	4,779	-
Conversion of note payable – related party – to common stock	464	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2009

(in thousands, except share information)

(Unaudited)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2008	50	$ 500	-	$ -	16,873,218	$ 168	$ 28,076	$ (24,396)	$ (1,395)	$ 2,953

Issuance of preferred stock pursuant to a private placement net of associated fees of $144 and beneficial conversion features			203	568			505			1,073
Value of common stock warrants issued to broker in a private placement							82			82
Discount on convertible note payable related to a private placement							77			77
Beneficial conversion and discount on converted note payable							247			247
Dividends attributable to beneficial conversion features of private placement				505			1,983	(2,488)		-
Conversion of note payable to Preferred Stock – Series B-1			804	4,779						4,779
Conversion of convertible note payable – related party to common stock					1,219,512	12	452			464
Issuance of stock as Directors’ compensation					32,234	1	31			32
Stock options exercised					2,000	-	1			1
Stock-based compensation expense							61			61
Restricted stock awards							93			93
Net loss	-	-	-	-	-	-	-	(2,972)	-	(2,972)

Balance, June 30, 2009	50	$ 500	1,007	$5,852	18,126,964	$ 181	$ 31,608	$ (29,856)	$ (1,395)	$ 6,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8- 03 of Regulation S- X .. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated balance sheet as of December 31, 2008 has been derived from those audited consolidated financial statements. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

1.

Liquidity

The principal sources of liquidity for IGI Laboratories, Inc. (“IGI”, “IGI, Inc.” or the “Company”), are cash and cash equivalents of approximately $3,650,000 at June 30, 2009. The Company sustained a net loss attributable to common stockholders of $5,460,000 for the six months ended June 30, 2009 and had working capital of $3,617,000 at June 30, 2009.

The Company’s business operations have been partially funded over the past three years through private placements of our stock, the line of credit described below and issuance of debt. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

On January 29, 2009, the secured line of credit agreement (“Credit Agreement”) with Pinnacle Mountain Partners, LLC, (“Pinnacle”), a company owned by Dr. Edward and Jane Hager, significant stockholders of the Company, and in the case of Mrs. Hager, a director of the Company, was amended and extended for a term of six months, as more fully described in Footnote 8 below. The Company had an outstanding principal balance under the Credit Agreement with a face value of $500,000 as of March 31, 2009 and interest expense related to this line of credit was $8,825 for the three months ended March 31, 2009.

On March 13, 2009, the Company completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”) as more fully described in Footnote 9 below. As a condition to the consummation of the Offering, on March 13, 2009, the Company and Pinnacle entered into an amendment to the Credit Agreement pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the line of credit from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the Credit Agreement will become due and payable on July 31, 2010 and the remaining outstanding loans and advances, together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Credit Agreement into shares of the Company’s common stock at a conversion rate of $0.41 per share upon receipt of stockholder approval by the Company of such conversion (the “Note Conversion”). For additional information relating to the Offering, see Footnote 9 below.

In connection with the Offering, certain holders of our capital stock, representing approximately 51.7% of the voting power of the outstanding shares of our capital stock entitled to vote to approve the Offering, entered into a voting agreement, pursuant to which these holders agreed to vote or execute and deliver a written consent in favor of approving the Offering. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering and Note Conversion. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of promissory notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of approximately 804 shares of the Company’s Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”) and the warrants to purchase shares of the Company’s Series B-2 Preferred Stock issued to these investment funds were cancelled. Additionally, the $500,000 principal amount outstanding under the Pinnacle line of credit was converted into 1,219,512 shares of the Company’s common stock.

We believe that our operating cash flow along with our existing capital resources will be sufficient to support our current business plan through August 2010. The Company may require additional funding. This funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. In addition, there may be additional acquisition and growth opportunities that may require external financing. However, the trading price of our stock, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

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

On June 8, 2008, the Company submitted a plan to NYSE Amex for compliance with the continued listing standards. On July 15, 2008, NYSE Amex notified the Company of its acceptance and granted an extension until May 6, 2009 to regain compliance subject to periodic review by NYSE Amex during the extension period.

On March 13, 2009, the Company completed the Offering, as described in Footnote 9 below, and in recognition of the Company’s efforts, NYSE Amex granted the Company an extension from May 6, 2009 until May 31, 2009 to regain compliance with these continued listing standards.

On June 19, 2009, the Company was notified by NYSE Amex that it had resolved its continued listing deficiencies and would retain its status as a listed issuer on NYSE Amex.

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended June 30, 2009 and 2008, two of our customers accounted for 26% and three of our customers accounted for 60% of our revenue, respectively. For the six months ended June 30, 2009 and 2008, three of our customers accounted for 36% and three of our customers accounted for 56% of our revenue, respectively. One of these customers is the same for the six months ended June 30, 2009 and 2008 and, the three months ended June 30, 2008. Accounts receivable related to the Company’s major customers comprised 23% of all account receivables as of June 30, 2009. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

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

Earnings Per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic net (loss) income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the net loss for the three months ended June 30, 2009 and the six months ended June 30, 2009 and the comparable 2008 periods, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 3,572,927 shares and 3,183,032 shares at June 30, 2009 and 2008, respectively.

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

141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. FAS 141R will only have an impact on our financial position or results of operations if we enter into a business combination.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We have evaluated the new statement and have determined that it does not have a significant impact on the determination or reporting of our financial results.

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

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We have evaluated the new statement and have determined that it does not have a significant impact on the determination or reporting of our financial results.

In May 2009, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 165, Subsequent Event (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The adoption of SFAS 165 did not have a material impact on the Company’s results of operations, financial position or liquidity. As set forth in Footnote 11, there was a subsequent event which occurred after June 30, 2009 that required accounting or disclosure in accordance with SFAS 165. Subsequent events were evaluated through August 12, 2009, the date the financial statements of the Company were issued.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

4.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at June 30, 2009 and December 31, 2008 consist of:

	June 30, 2009	December 31, 2008
	(amounts in thousands)
Raw materials	$ 707	$ 537
Work in progress	7	1
Finished goods	97	24
Total	$ 811	$ 562

5.

Stock-Based Compensation

Under the 1998 Directors Stock Plan, 600,000 shares of the Company’s common stock are authorized under the plan and reserved for issuance to non-employee directors, in lieu of payment of directors’ fees in cash. The Company issued 13,479 shares in July 2009 as consideration for directors’ fees for the second quarter of 2009. Directors’ fees for the second quarter of 2009 were accrued on the Company’s financial statements as of June 30, 2009. The Company issued 16,305 shares in

April 2009 as consideration for directors’ fees for the first quarter of 2009. Directors’ fees for the first quarter of 2009 were accrued on the Company’s financial statements as of March 31, 2009. The Company issued 15,929 shares in March 2009 as consideration for directors’ fees for 2008. Directors’ fees for 2008 were accrued on the Company’s financial statements as of December 31, 2008.

The 1999 Director Stock Option Plan (the “Director Plan”) provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 1,689,798 options have been granted to non-employee directors through June 30, 2009. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

The 1999 Stock Incentive Plan (“1999 Plan”) replaced all previously authorized employee stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company’s employees, officers, directors, consultants and advisors to purchase a maximum of 3,200,000 shares of common stock. However, pursuant to the terms of the 1999 Plan, no awards may be granted after March 16, 2009. A total of 2,392,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company’s common stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009, 20 days after the initial mailing of the Company’s Information Statement on Schedule 14C to its Stockholders. The Company previously granted awards denominated in our common stock to employees, directors and consultants pursuant to the 1999 Plan. However, pursuant to its terms, as of March 16, 2009 no new awards may be granted under the 1999 Plan. Furthermore, the 1999 Plan only provided for the grant of stock options and restricted stock. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. The 2009 Plan authorizes up to 2,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the six months ended June 30, 2009

Expected volatility	67.65%
Expected term (in years)	5.5 years
Risk-free rate	2.51%
Expected dividends	0%

A summary of option activity under the Plans as of June 30, 2009 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of 1/1/2009	2,705,532	$1.43
Issued	765,145	$1.00
Exercised	2,000	$0.50
Forfeited	323,000	$1.54

Expired	(150,250)	$1.92
Outstanding as of 6/30/2009	2,995,427	$1.28

Exercisable as of 6/30/2009	2,233,627	$1.37

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 was $0.04.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2009:

Outstanding:
Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.50	$1.00	370,250	$0.72	6.14
$1.01	$2.00	2,318,177	$1.24	7.18
$2.01	$3.00	307,000	$2.26	4.48
Total		2,995,427	$1.28	6.78

Exercisable:
Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price
$0.50	$1.00	260,250	$0.73
$1.01	$2.00	1,666,377	$1.30
$2.01	$3.00	307,000	$2.26
Total		2,233,627	$1.37

As of June 30, 2009, the intrinsic value of the options outstanding is $964,000 and the intrinsic value of the options exercisable is $194,325. The intrinsic value of the options exercised during the six months ended June 30, 2009 was $523. As of June 30, 2009, there was approximately $420,000 of total unrecognized compensation cost that will be recognized through June 2012 related to non-vested share-based compensation arrangements granted under the Plans.

During the second quarter the Company instituted changes in management as more fully described in Footnote 10 and appointed a new President and Chief Executive Officer (“CEO”) and a Controller. As part of their employment agreements, the CEO and Controller received grants of restricted common stock of 975,000 shares and 80,000 shares respectively. The restricted common stock will vest over a three year period with a portion vesting immediately. At June 30, 2009, 87,881.5 shares had contractually vested pursuant to each employee’s employment agreement with the Company and the Company had accounted for a compensation of $86,903 and $6,264, respectively. The vested shares will be issued in the third quarter.

6.

Income Taxes

As a result of the Company’s history of continuing tax losses, the Company has not paid income taxes and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at June 30, 2009 and no significant changes are expected in the next twelve months. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

There was no accrued interest related to unrecognized tax benefits at June 30, 2009.

7.

License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $50,000 related to this agreement for each of the six month periods ended June 30, 2009 and 2008.

8.

Note Payable

On January 26, 2009, the Company signed the Amended and Restated Credit Agreement, which amended and restated the Credit Agreement with Pinnacle (as amended by the Extension Agreement). This amendment and restatement extended the maturity date of the $500,000 maximum loan amount from January 31, 2009 to July 31, 2009, with interest at 8.5% (rather than prime plus 1.5%). As in the original Credit Agreement, loans under this amendment are collateralized by the assets of the Company (other than real property). The Company has borrowed $500,000 under this Amended and Restated Credit Agreement as of March 31, 2009 and incurred associated interest expense of $8,825 for the three months ended March 31, 2009.

On March 13, 2009, the Company completed the Offering as more fully described in Footnote 9 below. As a condition to the consummation of the Offering, on March 13, 2009, the Company and Pinnacle entered into an amendment to the Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the agreement from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the agreement will become due and payable on July 31, 2010 and the remaining outstanding loans and advances, together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement (“Note Conversion Agreement”) dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Second Amended and Restated Credit Agreement into shares of the Company’s common stock at a conversion rate of $0.41 per share of common stock (the “conversion shares”) upon receipt of stockholder approval by the Company of such conversion. Upon receipt of the conversion shares, the obligations and liabilities of the Company to repay the principal amount of the note was deemed satisfied and paid in full. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s Stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Pinnacle Note Payable was converted into 1,219,512 shares of the Company’s common stock. For additional information relating to the Offering, see Footnote 9 below.

9.

Convertible Preferred Stock and Convertible Promissory Notes

On March 13, 2009, the Company completed a $6,000,000 private placement with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”). As part of the Offering, the Company issued 202.9 shares of Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), $4,782,600 in Secured Convertible Promissory Notes (“Promissory Notes”), a Preferred Stock Purchase Warrant to purchase 797.1 shares of non-voting Series B-2 Preferred Stock (“Preferred Stock Warrant”), a Common Stock Purchase Warrant to purchase 350,000 shares of common stock (“Common Stock Warrant”) and amended their line of credit with Pinnacle. In connection with the Offering, the Company incurred placement and legal fees of approximately $721,000, resulting in net proceeds of $5,279,000. These fees were recorded as debt issuance costs in the amount of $577,000 and paid-in capital in the amount of $144,000.

The Series B-1 Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of the Series B-1 Preferred Stock is convertible into 14,634 shares of common stock for an implied common stock conversion price of $0.41 per share, subject to certain adjustments and any accrued and unpaid dividends. At the time of issuance, the market price of the common stock into which the Series B-1 Preferred Stock is convertible was greater than the conversion price. The embedded beneficial conversion feature is being accounted for in accordance with Emerging Issue Task Force (“EITF”) Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. Accordingly, the beneficial conversion feature on the Series B-1 Preferred Stock is approximately $505,000, which represents the amount by which the estimated fair value of the common stock issuable upon conversion exceed the proceeds from such issuance and was treated as a deemed dividend on the date of the Offering.

The Promissory Note had a maturity date of July 31, 2009 and an annual interest rate of 5%. On the date of issuance, the Promissory Note had a fair value of approximately $4,706,000, resulting in a debt discount of $77,000. Furthermore, the Company has entered into Guaranty and Security Agreements to guarantee repayment of the Promissory Note upon maturity. The note is collateralized by the assets of the Company. However, upon approval by the Company’s stockholders of the Offering or an earlier liquidation event of the Company, the Promissory Note, unamortized discount, and any accrued interest automatically converted into Series B-1 Preferred Stock for $6,000 per share and the Series B-2 Preferred Stock Warrant became null and void. The beneficial conversion feature of the Promissory Note is approximately $1,983,000 which is recorded as a deemed dividend from March 14 through May 15, 2009. The value of the Preferred Stock Warrant was nominal. Under applicable NYSE Amex rules, the Offering required stockholder approval, as more fully described in Footnote 1 above. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of Promissory Notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of 803.979 shares of the Company’s Series B-1 Preferred Stock and the Warrants issued to these investment funds were cancelled.

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

In connection with the Offering, the Company and Pinnacle entered into the Second Amended and Restated Credit Agreement. Pinnacle agreed to change the terms of repayment such that 50% of the amount borrowed under the Amended and Restated Credit Agreement (the “Note Payable”), $500,000 as of December 31, 2008 (see Footnote 8 above) will be payable on July 31, 2010 and the remaining balance will be payable on July 31, 2011. Furthermore, the Company and Pinnacle entered into a Note Conversion Agreement for which Pinnacle agreed to automatically convert the principal amount due under the Note Payable into shares of the Company’s Common Stock at a conversion rate of $0.41 per share upon stockholder approval of the Note Conversion. The beneficial conversion feature of the Note Payable of approximately $207,000 was recorded as a debt discount. The fair value of the Note Payable, as modified, was approximately $460,000, resulting in a debt discount of $40,000. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of the Company’s common stock.

Debt discounts and debt issuance costs were amortized using the effective interest method.

10.

Changes in Management

On May 28, 2009, Rajiv Mathur, the Company’s President and Chief Executive Officer announced his resignation as an employee of the Company. On May 29, 2009, the Company announced that it had named Hemanshu Pandya its new President and Chief Executive Officer, effective June 29, 2009. Mr. Mathur also resigned from the Company’s board of directors and the board appointed Mr. Pandya to fill the vacant seat created by Mr. Mathur’s resignation, effective upon commencement of his employment on June 29, 2009. Joyce Erony, the Company’s Chairwoman of the Board, acted as Interim President and Interim CEO until Mr. Pandya began employment. In addition, the Company announced that Phillip S. Forte was appointed to serve as the Company’s Controller.

Under the terms of his employment agreement, Mr. Pandya will receive an annual salary of $260,000. Mr. Pandya also received a grant of (i) 975,000 shares of restricted stock and (ii) an option to purchase 530,145 shares of the Company’s common stock, the vesting terms of which are explained below. In addition, Mr. Pandya is entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Pandya is also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. For the remainder of 2009, Mr. Pandya’s target bonus will be $65,000. For subsequent years, Mr. Pandya’s target bonus will be equal to 60% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee, except with respect to the remainder of 2009, pursuant to which the performance targets shall be mutually agreed upon by Mr. Pandya and the Chairwoman of the Board of Directors of the Company. Mr. Pandya is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition. Mr. Pandya’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in the Employment Agreement.

Under the terms of his employment agreement, Mr. Forte will receive an annual salary of $155,000. Mr. Forte also received a grant of (i) 80,000 shares of restricted stock and (ii) an option to purchase 110,000 shares of the Company’s common stock, the vesting terms of which are explained below. In addition, Mr. Forte is entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Forte is also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. For the remainder of 2009, Mr. Forte’s target bonus will be $22,605. For subsequent years, Mr. Forte’s target bonus will be equal to 25% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee, except with respect to the remainder of 2009, pursuant to which the performance targets shall be mutually agreed upon by Mr. Forte and the Chairwoman of the Board of Directors of the Company. Mr. Forte is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition. Mr. Forte’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

In connection with his resignation, Mr. Mathur and the Company entered into a Separation of Employment Agreement and General Release dated May 28, 2009 (the “Separation Agreement”). The Separation Agreement provides that the Company shall pay Mr. Mathur severance in the amount of $312,798, such amount to be paid ratably over a twelve month period with equal portions on each regular payroll payment date during such period. The Company has also agreed to provide Mr. Mathur with continued participation in the medical insurance coverage plans of the Company during such one year period. Mr. Mathur agreed to provide the Company with a general release, and Mr. Mathur agreed to certain restrictive covenants, including confidentiality, non-competition and non-disparagement. During the quarter ended June 30, 2009, $341,000 was accrued.

11.

Subsequent Event

In response to an observation by the New Jersey Department of Environmental Protection of pesticide contamination in a portion of its property located at 105 Lincoln Avenue in Buena, Atlantic County, New Jersey, the Company contracted with an environmental and remediation firm to complete soil delineation of the pesticide contamination, its remediation and disposal. The estimated cost for the remediation is $ 60,000 and is accrued as of June 30, 2009. Based on information provided to the Company from the environmental and remediation firm and what is known to date, the Company believes the reserve is sufficient for 100% of the remediation of the environmental contamination.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “ Management ’ s Discussion and Analysis of Financial Condition and Results of Operations ” section and other sections of this Quarterly Report on Form 10- Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management’s beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’ s filings with the Securities and Exchange Commission, including those set forth under the caption “Risk Factors” in our most recent Annual Report on Form 10-K and as revised or supplemented by our quarterly reports on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise ..

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

•

the Company acquired filling and packaging equipment that broadens and enhances product and service offerings;

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

On May 6, 2008, the Company was notified by NYSE Amex that it was failing to satisfy certain of NYSE Amex’s continued listing standards. Specifically, the Company was required to reflect income from continuing operations and/or net income in one of its five most recent fiscal years or a minimum of $6 million in stockholders’ equity to remain listed on the exchange. The Company had net income from continuing operations in its 2002 fiscal year, but had net losses and losses from continuing operations in each of its last six fiscal years. The Company’s stockholders’ equity at March 31, 2009 was $3.6 million.

On June 8, 2008, the Company submitted a plan advising NYSE Amex of the actions that it would take to bring the Company into compliance with the continued listing standards. On July 15, 2008, NYSE Amex notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until May 6, 2009 to regain compliance with the continued listing standards described above. The Company was subject to periodic review by NYSE Amex staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could have resulted in the Company being delisted from NYSE Amex.

On March 13, 2009, the Company completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. as more fully described in Footnote 9 to the Company’s Consolidated Financial Statements (the “Offering”). On May 4, 2009, NYSE Amex notified the Company that it had determined that the Company has made a reasonable demonstration of its ability to regain compliance with Sections 1003(a)(ii) and (iii) of the Company Guide in accordance with Section 1009 and therefore granted the Company an extension from May 6, 2009 until May 31, 2009 to regain compliance with these continued listing standards. On May15, 2009, upon stockholder approval of the Offering, the Company increased its stockholders’ equity to more than $6 million.

On June 19, 2009, the Company was notified by NYSE Amex that it had resolved its continued listing deficiencies and would retain its status as a listed issuer on NYSE Amex.

Results of Operations

Three months ended June 30, 2009 compared to June 30, 2008

The Company had a net loss attributable to common stockholders of $3,558,000, or $0.23 per share, for the three months ended June 30, 2009, compared to a net loss attributable to common stockholders of $699,000, or $0.05 per share, in the comparable period for 2008, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2009	2008	$ Change	% Change
Product sales	$ 999	$ 477	$ 522	109%
Research and development income	64	63	1	0.2%
Licensing and royalty income	79	142	(63)	(44)%
Total Revenues	$ 1,142	$ 682	$ 460	67%

The increase in product sales is the result of sales to seven new customers for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Research and development income remained constant, however, research and development income will not be consistent and will vary, from quarter to quarter, depending on the required timeline of each development project. Licensing and royalty income decreased as a result of a decrease in sales of royalty- bearing products.

Costs and expenses (in thousands):

	2009	2008	$ Change	% Change
Cost of sales	$ 929	$ 563	$ 366	65%
Selling, general and administrative	1,311	697	614	88%
Product development and research	151	123	28	23%
Totals costs and expenditures	$ 2,391	$ 1,383	$ 1,008	73%

Cost of sales increased for the three months ended June 30, 2009 as a result of the increase in product sales. Cost of sales as a percent of product sales can vary depending on product mix. Cost of sales as a percentage of product sales was 93% for the three month period ended June 30, 2009 as compared to 118% for the comparable period in 2008. The high cost of sales percentages were primarily due to our underutilized manufacturing capacity which led to unabsorbed overhead expenses.

Selling, general and administrative expenses for the three month period ended June 30, 2009 increased as a result of the severance arrangement of $341,000 for our former President and Chief Executive Officer as per his separation agreement and an increase of $268,000 in legal and other professional fees.

Product development and research expenses for the three months ended June 30, 2009 increased due to testing expenses related to new products.

Interest (Expense) Income (in thousands):

	2009	2008	$ Change	% Change
Interest Expense	$ (797)	$ (5)	$ 792	1584%
Interest Income	$ 6	$ 2	$ 4	200%

Interest expense increased for the three months ended June 30, 2009 as compared to the same period in 2008 due to approximately $792,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 9 to the Company’s Consolidated Financial Statements) that were included in interest expense in 2009. Interest income increased for the three months ended June 30, 2009 as compared to the same period in 2008 due to higher average cash balances offset by lower interest rates in 2009.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	2009	2008	$ Change
Net loss attributable to common stockholders	$ (3,558)	$ (699)	$ 2,859
Net loss per share	(.23)	(.05)	.18

The increase in net loss attributable to common stockholders for the three months ended June 30, 2009 is due mainly to approximately $792,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 9 to the Company’s Consolidated Financial Statements) that were included in interest expense and the dividend accreted for beneficial conversion features of $1,518,000.

Six months ended June 30, 2009 compared to June 30, 2008

The Company had a net loss attributable to common stockholders of $5,460,000, or $0.36 per share, for the six months ended June 30, 2009, compared to a net loss attributable to common stockholders of $659,000, or $0.04 per share, in the comparable period for 2008, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2009	2008	$ Change	% Change
Product sales	$1,504	$1,777	$(273)	(15)%
Research and development income	66	128	(62)	(48)%
Licensing and royalty income	166	277	(111)	(40)%
Total Revenues	$1,736	$2,182	$(446)	(20)%

The decrease in product sales relates to a decrease in sales to two existing customers partially offset by sales to seven new customers for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Research and development income will not be consistent and will vary, depending on the required timeline of each development project. Licensing and royalty income decreased as a result of a decrease in sales of royalty- bearing products.

Costs and expenses (in thousands):

	2009	2008	$ Change	% Change
Cost of sales	$1,529	$1,244	$285	23%
Selling, general and administrative	1,959	1,360	599	44%
Product development and research	269	236	33	14%
Totals costs and expenses	$3,757	$2,840	$917	32%

The increase in cost of sales was primarily due to our underutilized manufacturing capacity which led to unabsorbed overhead expenses.

Selling, general and administrative expenses for the six month period ended June 30, 2009 increased as a result of the severance arrangement of $341,000 for our former President and Chief Executive Officer as per his separation agreement, employees’ compensation payable in stock of $93,000, an increase of $326,000 in legal and other professional fees, partially offset by a decrease in expense from the issuance of stock options of $192,000.

Product development and research expenses for the six months ended June 30, 2009 increased due to testing expenses related to new products

Interest (Expense) Income (in thousands):

	2009	2008	$ Change	% Change
Interest Expense	$(958)	$(15)	$(943)	6287%
Interest Income	7	9	(2)	(22)%

Interest expense increased for the six months ended June 30, 2009 as compared to the same period in 2008 due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 9 to the Company’s Consolidated Financial Statements) that were included in interest expense in 2009. Interest income decreased for the six months ended June 30, 2009 as compared to the same period in 2008 due to lower interest rates in 2009 offset by higher average cash balances.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	2009	2008	$ Change
Net loss attributable to common stockholders	$ (5,460)	$ (659)	$ 4,801
Net loss per share	(.36)	(.04)	.32

The increase in net loss attributable to common stockholders for the six months ended June 30, 2009 is due mainly to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 9 to the Company’s Consolidated Financial Statements) that were included in interest expense and the dividend accreted for beneficial conversion features of $2,488,000.

Liquidity and Capital Resources

The Company’s operating activities used $1,364,000 of cash during the six months ended June 30, 2009 compared to $68,000 provided in the comparable period of 2008. The use of cash for the six months ended June 30, 2009 is substantially a result of the net loss for the period.

The Company’s investing activities used $437,000 of cash in the six months ended June 30, 2009 compared to $84,000 of cash used in investing activities in the first six months of 2008. The funds used for both periods were for additional equipment and improvements for the packaging and filling lines.

The Company’s financing activities provided $5,280,000 of cash in the six months ended June 30, 2009 compared to $152,000 used in financing activities during the six months ended June 30, 2008. The cash provided for the six month period ended June 30, 2009 is mainly from the proceeds of the Offering as more fully described in Footnote 9 to the Company’s Consolidated Financial Statements. The cash used for the period ended June 30, 2008 represents a pay down of the note payable balance offset by proceeds from the exercise of common stock options and warrant.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $3,650,000 at June 30, 2009 and future cash from operations. The Company had working capital of $3,617,000 at June 30, 2009.

At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering and the conversion of the principal amount of the $500,000 secured line of credit agreement with Pinnacle Mountain Partners, LLC into shares of our common stock. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of promissory notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of 804 shares of the Company’s Series B-1 Preferred Stock and the warrants to purchase shares of the Company’s Series B-2 Preferred Stock issued to these investment funds were cancelled. Additionally, the $500,000 principal amount outstanding under the Pinnacle line of credit was converted into 1,219,512 shares of the Company’s common stock.

We believe that our operating cash flow along with our existing capital resources will be sufficient to support our current business plan through August 2010. The Company may require additional funding. This funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. In addition, there may be additional acquisition and growth opportunities that may require external financing. However, the trading price of our stock, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

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

ITEM 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Corporate Controller and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Corporate Controller and Principal Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were ineffective, due to the material weaknesses detailed below in our internal control over financial reporting that have not been fully remediated as of June 30, 2009.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of the period ending June 30, 2009 due to the following material weaknesses that have not been fully remediated as of the period ending June 30, 2009:

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

We are committed to appropriately addressing these matters in 2009, and have as follows:

•

We have reassessed our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to the team to handle the existing workload, provide extra technical accounting depth and further promote segregation of duties. In order to address and remediate the material weaknesses noted above, we hired a Corporate Controller at the end of May 2009. In addition, at the end of July 2009, we hired an additional qualified accountant to assist with various accounting and finance functions within the organization.

•

We will adopt formal policy and procedure guidelines related to Information Technology practices, covering systems development and change management, security authentication and related measures and operational activities.

•

We are planning to expand the training and education of our accounting and finance staff members, including Sarbanes-Oxley compliance training, in an effort to improve their effectiveness.

Changes in Internal Control over Financial Reporting

In order to address and remediate the material weaknesses noted above, we hired a Corporate Controller at the end of May 2009. In addition, at the end of July 2009, we hired an additional qualified accountant to assist with various accounting and finance functions within the organization. There were no other changes in our internal control over financial reporting during our first six months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to an observation by the New Jersey Department of Environmental Protection of pesticide contamination in a portion of its property located at 105 Lincoln Avenue in Buena, Atlantic County, New Jersey, the Company contracted with an environmental and remediation firm to complete soil delineation of the pesticide contamination, its remediation and disposal. The estimated cost for the remediation is $ 60,000 and is accrued as of June 30, 2009. Based on information provided to the Company from the environmental and remediation firm and what is known to date, the Company believes the reserve is sufficient for 100% of the remediation of the environmental contamination.

ITEM 1A.  Risk Factors

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

We depend on a limited number of customers for a large portion of our revenue. For the three months ended June 30, 2009 and 2008, two of our customers accounted for 26% and and three of our customers accounted for 60% of our revenue, respectively. For the six months ended June 30, 2009 and 2008, three of our customers accounted for 36% and three of our customers accounted for 56% of our revenue, respectively. One of these customers is the same for the six months ended June 30, 2009 and 2008 and, the three months ended June 30, 2008. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last six years, and no net income has been available to common stockholders during each of these years. As of June 30, 2009, our stockholders’ equity was approximately $7 million and we had an accumulated deficit of $29.8 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the six months ended June 30, 2009, the average daily trading volume of our common stock on the NYSE Amex was approximately 4,400 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our common stock could be delisted and our stock price could suffer.

Our common stock may be delisted from NYSE Amex which could negatively impact the price of our common stock. NYSE Amex maintains certain continued listing standards. Among others, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our last six fiscal years. Our stockholders’ equity at June 30, 2009 was approximately $7 million. We cannot guarantee that we will be able to meet this listing standard or other listing standards in the future. If we fail to meet this or other NYSE Amex listing requirements in the future and are unable to successfully appeal for an extension of time to regain compliance, our common stock could be delisted from the NYSE Amex. If our common stock is delisted from NYSE Amex, our access to the capital markets could be adversely effected and there may be a less liquid market available for existing and potential stockholders to buy and sell shares of our common stock, which could further depress the price of our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non institutional customers, broker dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our principal stockholders, directors and executive officers own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our current principal stockholders, directors and executive officers beneficially own approximately 80% of our outstanding capital stock entitled to vote. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2009, the Company completed the Offering. As part of the Offering, the Company issued 202.9 shares of Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”), $4,782,600 in Secured Convertible Promissory Notes (“Promissory Notes”), a Preferred Stock Purchase Warrant to purchase 797.1 shares of non-voting Series B-2 Preferred Stock (“Preferred Stock Warrant”), a Common Stock Purchase Warrant to purchase 350,000 shares of common stock (“Common Stock Warrant”) and amended their Credit Agreement with Pinnacle, under which the Company had an outstanding principal balance of $500,000 as of March 31, 2009 and interest expense related to this line of credit was $8,825 for the three months ended March 31, 2009.

Each share of the Series B-1 Preferred Stock is convertible into 14,634 shares of common stock for an implied common stock conversion price of $0.41 per share, subject to certain adjustments and any accrued and unpaid dividends. Prior to approval by the Company’s stockholders of the Offering or an earlier liquidation event of the Company, the Promissory Note, unamortized discount, and any accrued interest would have automatically converted into Series B-1 Preferred Stock for $6,000 per share and the Preferred Stock Warrant would have become null and void. Approval of the Offering was voted upon by our stockholders at our annual meeting on May 15, 2009. If stockholder approval of the Offering was not obtained, the Promissory Note would have remained outstanding and the Preferred Stock Warrant would have become exercisable for an aggregate of 797.1 shares of non-voting Series B-2 Preferred Stock for a term of 4 years commencing on July 31, 2009 at a price of $6,000 per share. The value of the Preferred Stock Warrant was nominal.

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

At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering and Note Conversion. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of promissory notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of approximately 804 shares of the Company’s Series B-1 Preferred Stock and the warrants to purchase shares of the Company’s Series B-2 Preferred Stock issued to these investment funds were cancelled. Additionally, the $500,000 principal amount outstanding under the Pinnacle line of credit was converted into 1,219,512 shares of the Company’s common stock.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The following is a report of the voting results of the Company’s annual stockholders meeting held on May 15, 2009:

Proposal 1: Election of Directors

The proposal to elect four directors, as described in the Company’s proxy statement for its annual meeting of stockholders held on May 15, 2009, was approved. The directors were elected until the next annual meeting of stockholders or until their successors are duly elected and qualified. The tabulation was as follows:

Director	Votes For	Votes Withheld

Jane E. Hager	15,031,438	981,776
Stephen J. Morris	15,661,070	352,144
Terrence O’Donnell	15,570,013	443,201
Rajiv Mathur	15,748,762	264,452

In addition, the holders of Series B-1 Preferred Stock re-elected Joyce Erony to serve as their designee on the Board and James C. Gale was appointed to fill a newly created seat on the Board as designee of the holders of Series B-1 Preferred Stock.

Proposal 2: Offering

On May 15, 2009, the stockholders of the Company approved (i) the issuance and sale of the Company’s Series B-1 Preferred Stock and the common stock into which it converts as part of a private placement that resulted in the Investors owning approximately 49.5% of the Company’s outstanding common stock, on an as converted basis, (ii) the change of control that may result from such issuance and the associated rights of the holders of the Series B-1 Preferred Stock, and (iii) the issuance of warrants to purchase the Company’s common stock to the placement agent in the private placement.

Pursuant to the rules of NYSE Amex, holders of our Series B-1 Preferred Stock were not entitled to vote with regard to this proposal and their shares were not counted in determining the number of votes cast with respect to such proposal. In addition, since Pinnacle remained a party to the Conversion Agreement at the time of the Annual Meeting, the vote of Pinnacle and its affiliates (including Dr. Edward and Jane Hager), as our stockholders, were not considered for purposes of obtaining stockholder approval of this proposal and their shares were not counted in determining the number of votes cast with respect to this proposal. The share count below excludes shares voted by (i) Pinnacle and its affiliates (including Dr. Edward and Jane Hager ) , (ii) Joyce Erony and (iii) the holders of Series B-1 Preferred Stock. The tabulation was as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote

5,592,042	635,514	2,880	4,758,096

Proposal 3: Note Conversion

On May 15, 2009, the stockholders of the Company approved the issuance of its common stock upon the conversion of the principal amount of the $500,000 secured line of credit agreement with Pinnacle Mountain Partners, LLC, a company owned by Dr. Edward and Jane Hager, significant stockholders of the Company, and in the case of Mrs. Hager, a director of the Company, at a conversion rate of $0.41 per share.

Pursuant to the rules of NYSE Amex, holders of our Series B-1 Preferred Stock were not entitled to vote with regard to this proposal and their shares were not counted in determining the number of votes cast with respect to such proposal. In addition, since Pinnacle remained a party to the Conversion Agreement at the time of the Annual Meeting, the vote of Pinnacle and its affiliates (including Dr. Edward and Jane Hager), as our stockholders, were not considered for purposes of obtaining stockholder approval of this proposal and their shares were not counted in determining the number of votes cast with respect to this proposal. The share count below excludes shares voted by (i) Pinnacle and its affiliates (including Dr. Edward and Jane Hager ) , (ii) Joyce Erony and (iii) the holders of Series B-1 Preferred Stock. The tabulation was as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Vote

5,580,782	642,824	6,830	4,758,096

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibit Number	Description

10.1	Employment Agreement dated May 29, 2009 between IGI Laboratories, Inc. and Hem Pandya (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 29, 2009).

10.2	Employment Agreement dated May 18, 2009 between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed May 29, 2009).

10.3	Option Award Agreement dated May 29, 2009 between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed May 29, 2009).

10.4

Separation of Employment Agreement and General Release between IGI Laboratories, Inc. and Rajiv Mathur dated May 28, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed May 29, 2009).

10.5	IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 2, 2009).

10.6	Form of Stock Option Award Agreement pursuant to the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed July 2, 2009).

10.7	Form of Restricted Stock Award Agreement pursuant to the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed July 2, 2009).

10.8

Form of Restricted Stock Award Agreement between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-160341) filed June 30, 2009).

10.9

Option Award Agreement dated June 29, 2009 between IGI Laboratories, Inc. and Hemanshu Pandya (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-160341) filed June 30, 2009).

10.10

Form of Restricted Stock Award Agreement between IGI Laboratories, Inc. and Hemanshu Pandya (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-160341) filed June 30, 2009).

10.11

Option Award Agreement dated June 1, 2009 between IGI Laboratories, Inc. and Bijoy Singh (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-160341) filed June 30, 2009).

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Corporate Controller and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI Laboratories, Inc.

Date: August 12, 2009	By:	/s/Hemanshu Pandya
Hemanshu Pandya President and Chief Executive Officer

Date: August 12, 2009	By:	/s/Philip Forte
Philip Forte Corporate Controller and Principal Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Corporate Controller and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.