Form 10-Q
period 2009-09-30
IGI INC
filed 2009-11-12
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the issuer’s common stock is 17,285,566 shares, net of treasury stock, as of November 4, 2009.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Product sales	$ 668	$ 770	$ 2,172	$ 2,547
Research and development income	83	116	149	244
Licensing and royalty income	47	87	213	364
Total revenues	798	973	2,534	3,155

Cost and expenses:
Cost of sales	691	732	2,220	1,976
Selling, general and administrative expenses	758	672	2,717	2,031
Product development and research expenses	273	136	542	372
Operating loss	(924)	(567)	(2,945)	(1,224)
Interest income (expense), net	6	(3)	(945)	(9)
Other income	-	2	-	7

Net loss	(918)	(568)	(3,890)	(1,226)

Dividend accreted for beneficial conversion features	-	-	(2,488)	-

Net Loss Attributable to Common Stockholders	$(918)	$(568)	$(6,378)	$(1,226)

Basic and diluted loss per share	$ (.05)	$ (.04)	$ (.40)	$ (.08)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and diluted	17,243,830	14,907,478	15,916,673	14,210,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30, 2009 (unaudited)	December 31, 2008*
ASSETS
Current assets:
Cash and cash equivalents	$2,485	$171
Accounts receivable, less allowance for doubtful accounts of $86 in 2009 and $75 in 2008	388	481
Licensing and royalty income receivable	21	74
Inventories	932	562
Prepaid expenses and other current assets	160	82
Total current assets	3,986	1,370
Property, plant and equipment, net	2,721	2,280
Restricted cash – long term	50	50
License fee, net	625	700
Other	20	20
Total assets	$7,402	$4,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	388	559
Accrued expenses	557	312
Deferred income, current	233	56
Total current liabilities	1,178	927
Note payable – related party	-	500
Deferred income, long term	36	40
Total liabilities	1,214	1,467

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $.01 par value, 100 shares authorized; 50 shares issued and outstanding as of September 30, 2009 and December 31, 2008; liquidation preference - $500,000	500	500
Series B-1 Convertible Preferred stock, $.01 par value, 1,030 shares authorized; 1,007 and 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively; liquidation preference - $6,042,000	5,852	-
Common stock, $.01 par value, 50,000,000 shares authorized; 19,237,843 and 16,873,218 shares issued as of September 30, 2009 and December 31, 2008, respectively	192	168
Additional paid-in capital	31,813	28,076
Accumulated deficit	(30,774)	(24,396)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	6,188	2,953
Total liabilities and stockholders’ equity	$7,402	$4,420

The accompanying notes are an integral part of the condensed consolidated financial statements.

* Derived from the audited December 31, 2008 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,890)	$(1,226)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	183	185
Amortization of license fee	75	75
Interest expense on convertible note payable	41	-
Bad debt expense	11	34
Provision for write down of inventory	-	42
Stock-based compensation expense	128	392
Directors’ compensation payable in stock	48	-
Employees’ compensation payable in stock	199	-
Amortization of discount on convertible note payable	33	-
Amortization of discount on convertible note payable – related party	211	-
Amortization of debt issuance costs	659	-
Changes in operating assets and liabilities:
Accounts receivable	82	62
Licensing and royalty income receivable	53	260
Inventories	(370)	(310)
Prepaid expenses and other current assets	(78)	(33)
Accounts payable and accrued expenses	74	100
Deferred income	172	(29)
Net cash used in operating activities	(2,369)	(448)

Cash flows from investing activities:
Capital expenditures	(624)	(107)
Net cash used in investing activities	(624)	(107)

Cash flows from financing activities:
Sale of Series B-1 Convertible Preferred Stock, net of expenses	1,073	-
Proceeds from issuance of convertible note payable, net of expenses	4,206	-
Proceeds from exercise of common stock options and warrant	24	98
Recovery from stockholder, net	4	-
Repayment of note payable- related party	-	(250)
Net cash provided by (used in) financing activities	5,307	(152)

Net increase (decrease) in cash and cash equivalents	2,314	(707)
Cash and cash equivalents at beginning of period	171	914
Cash and cash equivalents at end of period	$2,485	$207

Supplemental cash flow information:
Cash payments for interest	$14	$19
Cash payment for taxes	11	5

Non cash transactions:
Dividend accreted for beneficial conversion features	$2,488	$-
Issuance of stock to directors for compensation that was previously accrued	20	-
Conversion of note payable and accrued interest to Series B-1 Convertible Preferred Stock	4,779	-
Conversion of note payable – related party – to common stock	464	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2009

(in thousands, except share information)

(Unaudited)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2008	50	$ 500	-	$ -	16,873,218	$ 168	$ 28,076	$ (24,396)	$ (1,395)	$ 2,953

Issuance of preferred stock pursuant to a private placement net of associated fees of $144 and beneficial conversion features			203	568			505			1,073
Value of common stock warrants issued to broker in a private placement							82			82
Discount on convertible note payable related to a private placement							77			77
Beneficial conversion and discount on converted note payable							247			247
Dividends attributable to beneficial conversion features of private placement				505			1,983	(2,488)		-
Conversion of note payable to Preferred Stock – Series B-1			804	4,779						4,779
Conversion of convertible note payable – related party to common stock					1,219,512	12	452			464
Issuance of stock as Directors’ compensation					45,713	1	47			48
Stock options exercised					24,400	-	24			24
Stock-based compensation expense							128			128
Restricted stock awards							199			199
Restricted stock issuance					1,075,000	11	(11)			-
Recovery from stockholder, net							4			4
Net loss	-	-	-	-	-	-	-	(3,890)	-	(3,890)

Balance, September 30, 2009	50	$ 500	1,007	$5,852	19,237,843	$ 192	$ 31,813	$ (30,774)	$ (1,395)	$ 6,188

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed consolidated balance sheet as of December 31, 2008 has been derived from those audited consolidated financial statements. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

1.

Liquidity

The principal sources of liquidity for IGI Laboratories, Inc. (“IGI” or the “Company”), are cash and cash equivalents of approximately $2,485,000 at September 30, 2009. The Company sustained a net loss attributable to common stockholders of $6,378,000 for the nine months ended September 30, 2009 and had working capital of $2,808,000 at September 30, 2009.

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

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Credit Agreement into shares of the Company’s common stock at a conversion rate of $0.41 per share upon receipt of stockholder approval by the Company of such conversion (the “Note Conversion”). For additional information relating to the Note Conversion, see Footnote 8 below. For additional information relating to the Offering, see Footnote 9 below.

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

The Company believes that its operating cash flow along with its existing capital resources will be sufficient to support its current business plan through November 2010. The Company may require additional funding. This funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may accomplish this via a strategic alliance with a third party. In addition, there may be additional acquisition and growth opportunities that may require external financing. However, the trading price of the Company’s stock, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

2.

Organization

On May 7, 2008, the stockholders of IGI approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. The Company, a Delaware corporation, operating in the state of New Jersey, is engaged in the development, manufacturing, filling and packaging of topical, semi-solid and liquid products for pharmaceutical, cosmeceutical and cosmetic companies primarily using its licensed Novasome® encapsulation technology. The Company has directed its efforts towards the development of high quality skin care and treatment products marketed through collaborative arrangements with pharmaceutical and consumer products companies.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended September 30, 2009 and 2008, three of the Company’s customers accounted for 53% and three of the Company’s customers accounted for 62% of its revenue, respectively. For the nine months ended September 30, 2009 and 2008, three of the Company’s customers accounted for 35% and four of the Company’s customers accounted for 58% of its revenue, respectively. Two of these customers are the same for the nine months ended September 30, 2009 and 2008 and the three months ended September 30, 2009 and 2008. Accounts receivable related to the Company’s major customers for both the nine months ended September 30, 2009 and the three months ended September 30, 2009 comprised 56% of all account receivables as of September 30, 2009. The loss of one or more of these customers could have a significant impact on the Company’s revenues and harm its business and results of operations.

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

These accounting principles are set in the form of accounting standards known as GAAP (generally accepted accounting principles) issued by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The Company follows GAAP to ensure that it consistently reports its financial condition, results of operations, and cash flows. The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than SFAS 128, etc. The above change was made effective by the FASB for periods ending on or after September 15, 2009. The Company has updated references to GAAP in this quarterly report on Form 10-Q to reflect the guidance in the Codification. Prior FASB standards like SFAS 128 Earnings per Share, are no longer being issued by the FASB.

Earnings Per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with ASC 260-10-05, “Earnings per Share”. Basic net (loss) income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the net loss for the three months ended September 30, 2009 and the nine months ended September 30, 2009 and the comparable 2008 periods, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 2,532,927 shares and 3,158,032 shares at September 30, 2009 and 2008, respectively.

Revenue Recognition

The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred or contractual services rendered, the sales price is fixed or determinable, and collection is reasonably assured in conformity with ASC 605, “Revenue Recognition”.

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

Product Development Services: The Company enters into product development agreements with its customers to perform product development services. Product development revenues are recognized in accordance with the product development agreement upon the completion of each phase of development and when the Company has no future performance obligations relating to such phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. Payments under these arrangements are generally non-refundable and are reported as deferred until they are recognized as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

ASC 805-10, 805-20 and 805-30 10 on “Business Combinations” establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. ASC 805 will only have an impact on the Company’s financial position or results of operations if it enters into a business combination.

ASC 810-10-65, on “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The code also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

ASC 808 on “Collaborative Arrangements” provides guidance concerning determining of whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. ASC 808 is effective for the Company’s collaborations existing after January 1, 2009. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

ASC 350 relating to “ Intangibles - Goodwill and Other” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the earlier standard. ASC 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The guidance in ASC 350 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

ASC 470-20 deals with “ Debt with Conversion and Other Options,” and requires separate accounting for the debt and equity components of convertible debt issuances. The requirements for separate accounting must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments, negatively affecting both net income and earnings per share for issuers of the instruments. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

ASC 260-10-45-28 dealing with “Earnings per Share” addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating, “Earnings per Share.” This ASC requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. ASC 260-10- 45-28 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

ASC 855 “Subsequent Events” establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The adoption of ASC 855 did not have a material impact on the Company’s results of operations, financial position or liquidity. Subsequent events were evaluated through November 12, 2009, the date the financial statements of the Company were issued.

4.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at September 30, 2009 and December 31, 2008 consist of:

	September 30, 2009	December 31, 2008
	(amounts in thousands)
Raw materials	$ 757	$ 537
Work in progress	-	1
Finished goods	175	24
Total	$ 932	$ 562

5.

Stock-Based Compensation

Under the 1998 Directors Stock Plan, 600,000 shares of the Company’s common stock are authorized under the plan and reserved for issuance to non-employee directors, in lieu of payment of directors’ fees in cash. The Company issued 13,463 shares in October 2009 as consideration for direstors’ fees for the third quarter of 2009. Directors’ fees for the third quarter of 2009 were accrued on the Company’s financial statements as of September 30, 2009. The Company issued 45,713 shares in 2009 as consideration for directors’ fees for the fourth quarter of 2008 and the first and second quarters of 2009. Directors’ fees were accrued on the Company’s financial statements for each of those quarters.

The 1999 Director Stock Option Plan (the “Director Plan”) provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 1,434,798 options have been granted to non-employee directors through September 30, 2009. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009, 20 days after the initial mailing of the Company’s Information Statement on Schedule 14C to its stockholders. The Company previously granted awards denominated in its common stock to employees, directors and consultants pursuant to the 1999 Plan. However, pursuant to its terms, as of March 16, 2009 no new awards may be granted under the 1999 Plan. Furthermore, the 1999 Plan only provided for the grant of stock options and restricted stock. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. The 2009 Plan authorizes up to 2,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the nine months ended September 30, 2009

Expected volatility	65.3% - 69.5%
Expected term (in years)	2.7 - 5.5 years
Risk-free rate	2.32%
Expected dividends	0%

A summary of option activity under the Plans as of September 30, 2009 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of 1/1/2009	2,705,532	$1.43
Issued	1,000,145	$1.07
Exercised	(24,400)	$0.99
Forfeited	(1,425,600)	$1.51
Expired	(300,250)	$1.83
Outstanding as of 9/30/2009	1,955,427	$1.12

Exercisable as of 9/30/2009	1,011,972	$1.16

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 was $0.05.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2009:

Outstanding:
Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.50	$1.00	320,250	$0.71	5.84
$1.01	$2.00	1,628,177	$1.20	7.72
$2.01	$3.00	7,000	$2.75	0.47
Total		1,955,427	$1.12	7.38

Exercisable:
Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price
$0.50	$1.00	210,250	$0.73
$1.01	$2.00	794,722	$1.26
$2.01	$3.00	7,000	$2.75
Total		1,011,972	$1.16

As of September 30, 2009, the intrinsic value of the options outstanding is $66,580 and the intrinsic value of the options exercisable is $42,400. The intrinsic value of the options exercised during the nine months ended September 30, 2009 was $523. As of September 30, 2009, there was approximately $466,000 of total unrecognized compensation cost that will be recognized through June 2012 related to non-vested share-based compensation arrangements granted under the Plans.

During the second quarter the Company instituted changes in management as more fully described in Footnote 10 and appointed a new President and Chief Executive Officer (“CEO”) and a Controller. As part of their employment agreements, the CEO and Controller received grants of restricted common stock of 975,000 shares and 80,000 shares respectively. The restricted common stock will vest over a three year period with a portion vesting immediately. At September 30, 2009, 175,763 shares had contractually vested pursuant to each employee’s employment agreement with the Company and the Company had accounted for a compensation of $173,806 and $12,528, respectively.

During the third quarter a consultant to the Company received a grant of restricted common stock of 20,000. The restricted common stock will vest over one year with a portion vesting immediately. At September 30, 2009, 10,000 shares had contractually vested pursuant to the agreement with the Company and the Company had accounted for an expense of $12,500.

6.

Income Taxes

As a result of the Company’s history of continuing tax losses, the Company has not paid income taxes and has recorded a full valuation allowance against its net deferred tax asset. The Company has determined that there are no uncertain tax positions as of September 30, 2009, and no significant changes are expected in the next twelve months. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

7.

License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $75,000 related to this agreement for each of the nine month periods ended September 30, 2009 and 2008.

8.

Note Payable

On January 26, 2009, the Company signed the Amended and Restated Credit Agreement, which amended and restated the Credit Agreement with Pinnacle (as amended by the Second Amended and Restated Credit Agreement as defined below). This Amended and Restated Credit Agreement extended the maturity date of the $500,000 maximum loan amount from January 31, 2009 to July 31, 2009, with interest at 8.5% (rather than prime plus 1.5%). As in the original Credit Agreement, loans under this amendment are collateralized by the assets of the Company (other than real property). The Company has borrowed $500,000 under this Amended and Restated Credit Agreement as of March 31, 2009 and incurred associated interest expense of $8,825 for the three months ended March 31, 2009.

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

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement (“Note Conversion Agreement”) dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Second Amended and Restated Credit Agreement into shares of the Company’s common stock at a conversion rate of $0.41 per share of common stock (the “conversion shares”) upon receipt of stockholder approval by the Company of such conversion. Upon receipt of the conversion shares, the obligations and liabilities of the Company to repay the principal amount of the note would be deemed satisfied and paid in full. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Pinnacle Note Payable was converted into 1,219,512 shares of the Company’s common stock. For additional information relating to the Offering, see Footnote 9 below.

9.

Convertible Preferred Stock and Convertible Promissory Notes

On March 13, 2009, the Company completed a $6,000,000 private placement with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”). As part of the Offering, the Company issued 202.9 shares of Series B-1 Preferred Stock, $4,782,600 in Secured Convertible Promissory Notes (“Promissory Notes”), Preferred Stock Purchase Warrants to purchase 797.1 shares of non-voting Series B-2 Preferred Stock (“Preferred Stock Warrants”), a Common Stock Purchase Warrant to purchase 350,000 shares of common stock (“Common Stock Warrant”) and amended its line of credit with Pinnacle. In connection with the Offering, the Company incurred placement and legal fees of approximately $721,000, resulting in net proceeds of $5,279,000. These fees were recorded as debt issuance costs in the amount of $577,000 and paid-in capital in the amount of $144,000.

The Series B-1 Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of the Series B-1 Preferred Stock is convertible into 14,634 shares of common stock for an implied common stock conversion price of $0.41 per share, subject to certain adjustments and any accrued and unpaid dividends. At the time of issuance, the market price of the common stock into which the Series B-1 Preferred Stock is convertible was greater than the conversion price. The embedded beneficial conversion feature is being accounted for in accordance with ASC 470 relating to “Debt with Conversions and Other Options”. Accordingly, the beneficial conversion feature on the Series B-1 Preferred Stock is approximately $505,000, which represents the amount by which the estimated fair value of the common stock issuable upon conversion exceed the proceeds from such issuance and was treated as a deemed dividend on the date of the Offering.

The Promissory Notes had a maturity date of July 31, 2009 and an annual interest rate of 5%. On the date of issuance, the Promissory Notes had a fair value of approximately $4,706,000, resulting in a debt discount of $77,000. Furthermore, the Company entered into Guaranty and Security Agreements to guarantee repayment of the Promissory Notes upon maturity. The Promissory Notes were collateralized by the assets of the Company. However, upon approval by the Company’s stockholders of the Offering, the Promissory Notes, unamortized discount, and any accrued interest automatically converted into Series B-1 Preferred Stock for $6,000 per share and the Preferred Stock Warrants became null and void. The beneficial conversion feature of the Promissory Notes is approximately $1,983,000 which is recorded as a deemed dividend from March 14 through May 15, 2009. The value of the Preferred Stock Warrants was nominal. Under applicable NYSE Amex rules, the Offering required stockholder approval, which, as more fully described in Footnote 1 above, was obtained at the Company’s 2009 annual meeting of stockholders held on May 15, 2009. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of Promissory Notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of 803.979 shares of the Company’s Series B-1 Preferred Stock and the Preferred Stock Warrants issued to the investment funds were cancelled.

The Company granted its placement agent for the Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expires on March 13, 2012. Until stockholder approval of the Offering was obtained, this Common Stock Warrant was only exercisable for no more than 88,550 shares. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering. The fair value of the Common Stock Warrant of approximately $102,000 was determined using the Black Scholes model. The factors used in the calculation are as follows: expected volatility of 66.8%, expected term of 3 years and risk-free interest rate of 1.36%. Expected volatility and risk-free interest rates are based upon the expected life of the warrant. The interest rates used are the yield of a 3-year U.S. Treasury Note as of March 13, 2009. Of this amount, $82,000 was deemed to be attributable to the issuance of debt and was capitalized as debt issuance costs.

In connection with the Offering, the Company and Pinnacle entered into the Second Amended and Restated Credit Agreement. Pinnacle agreed to change the terms of repayment such that 50% of the amount borrowed under the Amended and Restated Credit Agreement (the “Note Payable”), $500,000 as of March 31, 2009 (see Footnote 8 above), would be payable on July 31, 2010 and the remaining balance would be payable on July 31, 2011. Furthermore, the Company and Pinnacle entered into a Note Conversion Agreement for which Pinnacle agreed to automatically convert the principal amount due under the Note Payable into shares of the Company’s Common Stock at a conversion rate of $0.41 per share upon stockholder approval of the Note Conversion. The beneficial conversion feature of the Note Payable of approximately $207,000 was recorded as a debt discount. The fair value of the Note Payable, as modified, was approximately $460,000, resulting in a debt discount of $40,000. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of the Company’s common stock.

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

Under the terms of his employment agreement, Mr. Pandya will receive an annual salary of $260,000. Mr. Pandya also received a grant of (i) 975,000 shares of restricted stock and (ii) an option to purchase 530,145 shares of the Company’s common stock, the vesting terms of which are explained below. In addition, Mr. Pandya is entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Pandya is also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. For the remainder of 2009, Mr. Pandya’s target bonus will be $65,000. For subsequent years, Mr. Pandya’s target bonus will be equal to 60% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee, except with respect to the remainder of 2009, pursuant to which the performance targets shall be mutually agreed upon by Mr. Pandya and the Chairwoman of the Board of Directors of the Company. Mr. Pandya is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Pandya’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in the Employment Agreement.

Under the terms of his employment agreement, Mr. Forte will receive an annual salary of $155,000. Mr. Forte also received a grant of (i) 80,000 shares of restricted stock and (ii) an option to purchase 110,000 shares of the Company’s common stock, the vesting terms of which are explained below. In addition, Mr. Forte is entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Forte is also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. For the remainder of 2009, Mr. Forte’s target bonus will be $22,605. For subsequent years, Mr. Forte’s target bonus will be equal to 25% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee, except with respect to the remainder of 2009, pursuant to which the performance targets shall be mutually agreed upon by Mr. Forte and the Chairwoman of the Board of Directors of the Company. Mr. Forte is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Forte’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

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

11.

Environmental Remediation

In response to an observation by the New Jersey Department of Environmental Protection of pesticide contamination in a portion of its property located at 105 Lincoln Avenue in Buena, Atlantic County, New Jersey, the Company contracted with an environmental and remediation firm to complete soil delineation of the pesticide contamination, its remediation and disposal. The estimated cost for the remediation is $60,000 and was accrued as of June 30, 2009. Based on information provided to the Company from the environmental and remediation firm and what is known to date, the Company believes the reserve is sufficient for 100% of the remediation of the environmental contamination.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management’s beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’s filings with the Securities and Exchange Commission, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and as revised or supplemented by our quarterly reports on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Company Overview

On May 7, 2008, our stockholders approved our name change from IGI, Inc. to IGI Laboratories, Inc. We are engaged in the development, manufacturing, filling and packaging of topical, semi solid and liquid products for pharmaceutical, cosmeceutical and cosmetic companies primarily using our licensed Novasome® encapsulation technology. We believe that the Novasome based products developed and manufactured by us are unique in the industry and give our customers a competitive advantage in the market place.

Our mission is to be a premier provider of topical liquid and semi-solid products using our encapsulation technology. Over the last two fiscal years we have made three major changes to better pursue our mission:

•

We acquired filling and packaging equipment that broadens and enhances our product and service offerings;

•

We instituted a policy of charging a fee for our Product Development Services; and

•

We initiated the development of several prescription skin treatment products with possible commercialization in 2011.

Our business plan includes the continued upgrading of our manufacturing capabilities and expanding our production services. We will also continue to market our other capabilities to customers, such as product development services and analytical services, either as a comprehensive package or on an individual basis. In addition to this, we intend to explore ways to expand our intellectual property portfolio and increase our R&D product pipeline.

On May 6, 2008, we were notified by NYSE Amex that we were failing to satisfy certain of NYSE Amex’s continued listing standards. Specifically, we were required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years or a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our last six fiscal years. Our stockholders’ equity at March 31, 2009 was $3.6 million.

On June 8, 2008, we submitted a plan advising NYSE Amex of the actions that we would take to bring us into compliance with the continued listing standards. On July 15, 2008, NYSE Amex notified us that it accepted our plan of compliance and granted us an extension until May 6, 2009 to regain compliance with the continued listing standards described above. We were subject to periodic review by NYSE Amex staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could have resulted in our being delisted from NYSE Amex.

On March 13, 2009, we completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. as more fully described in Footnote 9 to our Consolidated Financial Statements (the “Offering”). On May 4, 2009, NYSE Amex notified us that it had determined that we had made a reasonable demonstration of our ability to regain compliance with Sections 1003(a)(ii) and (iii) of the NYSE Amex Company Guide in accordance with Section 1009 and therefore granted us an extension from May 6, 2009 until May 31, 2009 to regain compliance with these continued listing standards. On May 15, 2009, upon stockholder approval of the Offering, we increased our stockholders’ equity to more than $6 million.

On June 19, 2009, we were notified by NYSE Amex that we had resolved our continued listing deficiencies and would retain our status as a listed issuer on NYSE Amex.

Results of Operations

Three months ended September 30, 2009 compared to September 30, 2008

We had a net loss attributable to common stockholders of $918,000, or $0.05 per share, for the three months ended September 30, 2009, compared to a net loss attributable to common stockholders of $568,000, or $0.04 per share, in the comparable period for 2008, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2009	2008	$ Change	% Change
Product sales	$ 668	$ 770	$(102)	(13)%
Research and development income	83	116	(33)	(28)%
Licensing and royalty income	47	87	(40)	(46)%
Total Revenues	$ 798	$ 973	$(175)	(18)%

The decrease in product sales relates to a decrease in sales to two existing customers partially offset by sales to five new customers for the three months ended September 30, 2009 as compared to the same period in 2008. Research and development income will not be consistent and will vary, from quarter to quarter, depending on the required timeline of each development project. Licensing and royalty income decreased as a result of a decrease in sales of royalty-bearing products.

Costs and expenses (in thousands):

	2009	2008	$ Change	% Change
Cost of sales	$ 691	$ 732	$ (41)	(6)%
Selling, general and administrative	758	672	86	13%
Product development and research	273	136	137	101%
Totals costs and expenditures	$ 1,722	$ 1,540	$ 182	12%

Cost of sales as a percent of product sales can vary depending on product mix. Cost of sales as a percentage of product sales was 103% for the three month period ended September 30, 2009 as compared to 95% for the comparable period in 2008. The high cost of sales percentages were primarily due to our underutilized manufacturing capacity which led to unabsorbed overhead expenses.

Selling, general and administrative expenses for the three month period ended September 30, 2009 increased as compared to the same period in 2008 as a result of employees’ compensation payable in stock of $93,000, an increase of $20,000 in salaries, an increase in professional fees of $20,000 and an increase in board of directors fees of $26,000, partially offset by a decrease in expense from the issuance of stock options of $92,000 and a decrease in consulting fees of $35,000.

Product development and research expenses for the three months ended September 30, 2009 increased as compared to the same period for 2008 due to testing expenses related to new products of $35,000, an increase in consulting fees of $52,000, and expense from the issuance of stock options of $18,000.

Interest (Expense) Income (in thousands):

	2009	2008	$ Change	% Change
Interest Expense	$ -	$ (4)	$ 4	100%
Interest Income	$ 6	$ 1	$ (5)	500%

Interest expense decreased for the three months ended September 30, 2009 as a result of the decrease in the Company’s Note payable – related party. Interest income increased for the three months ended September 30, 2009 as compared to the same period in 2008 due to higher average cash balances partially offset by lower interest rates in 2009.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	2009	2008	$ Change
Net loss attributable to common stockholders	$ (918)	$ (568)	$ 350
Net loss per share	(.05)	(.04)	.01

The increase in net loss attributable to common stockholders for the three months ended September 30, 2009 as compared to the same period in 2008 is due to the decrease in revenues and the increase in costs and expenses as indicated above.

Nine months ended September 30, 2009 compared to September 30, 2008

We had a net loss attributable to common stockholders of $6,378,000, or $0.40 per share, for the nine months ended September 30, 2009, compared to a net loss attributable to common stockholders of $1,226,000, or $0.08 per share, in the comparable period for 2008, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2009	2008	$ Change	% Change
Product sales	$2,172	$2,547	$(375)	(15)%
Research and development income	149	244	(95)	(39)%
Licensing and royalty income	213	364	(151)	(41)%
Total Revenues	$2,534	$3,155	$(621)	(20)%

The decrease in product sales relates to a decrease in sales to two existing customers partially offset by sales to seven new customers for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Research and development income will not be consistent and will vary, depending on the required timeline of each development project. Licensing and royalty income decreased as a result of a decrease in sales of royalty- bearing products.

Costs and expenses (in thousands):

	2009	2008	$ Change	% Change
Cost of sales	$2,220	$1,976	$ 244	12%
Selling, general and administrative	2,717	2,031	686	34%
Product development and research	542	372	170	46%
Totals costs and expenses	$5,479	$4,379	$1,100	25%

The increase in cost of sales was primarily due to our underutilized manufacturing capacity which led to unabsorbed overhead expenses.

Selling, general and administrative expenses for the nine month period ended September 30, 2009 increased as compared to the same period in 2008 as a result of the severance arrangement of $341,000 for our former President and Chief Executive Officer as per his separation agreement, employees’ compensation payable in stock of $186,000 and an increase of $357,000 in legal and other professional fees, partially offset by a decrease in expense from the issuance of stock options of $269,000.

Product development and research expenses for the nine months ended September 30, 2009 increased as compared to the same period in 2008 due to testing expenses related to new products of $58,000, an increase in consulting fees of $49,000, expense from the issuance of stock options of $19,000 and an increase in salaries of $30,000.

Interest (Expense) Income (in thousands):

	2009	2008	$ Change	% Change
Interest Expense	$(957)	$(19)	$938	4937%
Interest Income	12	10	2	20%

Interest expense increased for the nine months ended September 30, 2009 as compared to the same period in 2008 due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 9 to our Consolidated Financial Statements) that were included in interest expense in 2009. Interest income increased for the nine months ended September 30, 2009 as compared to the same period in 2008 due to higher average cash balances offset by lower interest rates in 2009.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	2009	2008	$ Change
Net loss attributable to common stockholders	$ (6,378)	$ (1,226)	$ 5,152
Net loss per share	(.40)	(.08)	.32

The increase in net loss attributable to common stockholders for the nine months ended September 30, 2009 as compared to the same period in 2008 is due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 9 to our Consolidated Financial Statements) that were included in interest expense and the dividend accreted for beneficial conversion features of $2,488,000 as well as the items noted above.

Liquidity and Capital Resources

Our operating activities used $2,369,000 of cash during the nine months ended September 30, 2009 compared to $448,000 used in the comparable period of 2008. The use of cash for the nine months ended September 30, 2009 is substantially a result of the net loss for the period.

Our investing activities used $624,000 of cash in the nine months ended September 30, 2009 compared to $107,000 of cash used in investing activities in the first nine months of 2008. The funds used for both periods were for additional equipment and improvements for the packaging and filling lines.

Our financing activities provided $5,307,000 of cash in the nine months ended September 30, 2009 compared to $152,000 used in financing activities during the nine months ended September 30, 2008. The cash provided for the nine month period ended September 30, 2009 is mainly from the proceeds of the Offering as more fully described in Footnote 9 to our Consolidated Financial Statements. The cash used for the period ended September 30, 2008 represents a pay down of the note payable balance offset by proceeds from the exercise of common stock options and warrants.

Our principal sources of liquidity are cash and cash equivalents of approximately $2,485,000 at September 30, 2009 and future cash from operations. We had working capital of $2,808,000 at September 30, 2009.

At our 2009 annual meeting of stockholders held on May 15, 2009, our stockholders approved the Offering and the conversion of the principal amount of the $500,000 secured line of credit agreement with Pinnacle Mountain Partners, LLC (“Pinnacle”) into shares of our common stock. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of promissory notes issued in the Offering by us to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of 804 shares of our Series B-1 Preferred Stock and the warrants to purchase shares of our Series B-2 Preferred Stock issued to these investment funds were cancelled. Additionally, the $500,000 principal amount outstanding under the Pinnacle line of credit was converted into 1,219,512 shares of our common stock.

We believe that our operating cash flow along with our existing capital resources will be sufficient to support our current business plan through November 2010. We may require additional funding. This funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. In addition, there may be additional acquisition and growth opportunities that may require external financing. However, the trading price of our stock, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of the date of this report.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Please refer to our 2008 10-K for a complete list of all Critical Accounting Policies and Estimates. See also Footnote 3 to our Consolidated Financial Statements.

ITEM 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Corporate Controller and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Corporate Controller and Principal Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective, due to the material weaknesses detailed below in our internal control over financial reporting that have not been fully remediated as of September 30, 2009.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of the period ending September 30, 2009 due to the following material weaknesses that have not been fully remediated as of the period ending September 30, 2009:

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

We have been committed to appropriately addressing these matters during 2009, and have taken the following measures:

•

We have reassessed our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to the team to handle the existing workload, provide extra technical accounting depth and further promote segregation of duties. In addition to hiring our Corporate Controller in May 2009, in order to address and remediate the material weaknesses noted above, we also hired an additional qualified accountant to assist with various accounting and finance functions within the organization at the end of July 2009.

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

Changes in Internal Control over Financial Reporting

As disclosed above, in order to address and remediate the material weaknesses noted above, we hired a Corporate Controller at the end of May 2009. In addition, at the end of July 2009, we hired an additional qualified accountant to assist with various accounting and finance functions within the organization. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to an observation by the New Jersey Department of Environmental Protection of pesticide contamination in a portion of its property located at 105 Lincoln Avenue in Buena, Atlantic County, New Jersey, we contracted with an environmental and remediation firm to complete soil delineation of the pesticide contamination, its remediation and disposal. The estimated cost for the remediation is $60,000 and was accrued as of June 30, 2009. Based on information provided to us from the environmental and remediation firm and what is known to date, we believes the reserve is sufficient for 100% of the remediation of the environmental contamination.

ITEM 1A.  Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, and subsequently filed quarterly reports on Form 10-Q, include a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, and subsequently filed quarterly reports on Form 10-Q, have not materially changed.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. For the three months ended September 30, 2009 and 2008, three of our customers accounted for 53% and three of our customers accounted for 62% of our revenue, respectively. For the nine months ended September 30, 2009 and 2008, three of our customers accounted for 35% and four of our customers accounted for 58% of our revenue, respectively. Two of these customers are the same for the nine months ended September 30, 2009 and 2008 and, the three months ended September 30, 2009 and 2008. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last six years, and no net income has been available to common stockholders during each of these years. As of September 30, 2009, our stockholders’ equity was approximately $6.2 million and we had an accumulated deficit of $30.8 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the nine months ended September 30, 2009, the average daily trading volume of our common stock on the NYSE Amex was approximately 5,750 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our common stock could be delisted and our stock price could suffer.

Our common stock may be delisted from NYSE Amex which could negatively impact the price of our common stock. NYSE Amex maintains certain continued listing standards. Among others, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our last six fiscal years. Our stockholders’ equity at September 30, 2009 was approximately $6.2 million. We cannot guarantee that we will be able to meet this listing standard or other listing standards in the future. If we fail to meet this or other NYSE Amex listing requirements in the future and are unable to successfully appeal for an extension of time to regain compliance, our common stock could be delisted from the NYSE Amex. If our common stock is delisted from NYSE Amex, our access to the capital markets could be adversely effected and there may be a less liquid market available for existing and potential stockholders to buy and sell shares of our common stock, which could further depress the price of our common stock.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

On June 26, 2009, our Board of Directors adopted, and the holders of approximately 58.5% of the voting power of our outstanding shares of common stock, Series A Convertible Preferred Stock and Series B-1 Convertible Preferred Stock subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). On July 9, 2009, we filed with the Securities and Exchange Commission (the “SEC”) a Definitive Information Statement on Schedule 14C (the “Information Statement”) disclosing the approval and adoption of the 2009 Plan by partial written consent of our stockholders. The 2009 Plan became effective on July 29, 2009, 20 days after the initial mailing of the Information Statement to our stockholders. The 2009 Plan authorizes our Board of Directors to, among other things, grant a broad range of equity-based awards, including stock appreciation rights, restricted stock units and performance awards to our employees, directors and consultants. The 2009 Plan authorizes up to 2,000,000 shares of our common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibit Number	Description

10.1(1)	IGI Laboratories, Inc. 2009 Equity Incentive Plan.

10.2(1)	Form of Stock Option Award Agreement pursuant to the 2009 Equity Incentive Plan.

10.3(1)	Form of Restricted Stock Award Agreement pursuant to the 2009 Equity Incentive Plan.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Corporate Controller and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Corporate Controller and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.

(1)

Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI Laboratories, Inc.

Date: November 12, 2009	By:	/s/Hemanshu Pandya
Hemanshu Pandya President and Chief Executive Officer

Date: November 12, 2009	By:	/s/Philip Forte
Philip Forte Corporate Controller and Principal Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Corporate Controller and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Corporate Controller and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.