Form 10-K
period 2009-12-31
IGI INC
filed 2010-03-31
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-08568

IGI Laboratories, Inc.

(Name of small business issuer in its charter)

Delaware	01-0355758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Lincoln Ave., Buena, NJ	08310
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (856) 697-1441

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock—$0.01 Par Value	NYSE Amex

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on June 30, 2009 was approximately $8,038,800. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NYSE Amex on June 30, 2009.

As of March 29, 2010, there were 17,796,247 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Certain information contained in the definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Overview

IGI Laboratories, Inc. is a Delaware corporation formed in 1977. On May 7, 2008, the stockholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. As used in this report, the terms the “Registrant,” the “Company,” “IGI, Inc.,” “IGI” and “IGI Laboratories” refer to IGI Laboratories, Inc., unless the context requires otherwise. The Company’s office, laboratories and manufacturing facilities are housed at 105 Lincoln Avenue, Buena, New Jersey.

IGI is engaged in the formulation, development, manufacture and packaging of topical semi-solid and liquid products for pharmaceutical, cosmeceutical and cosmetic customers. The Company’s strategic plan is to build upon this foundation by expanding into the prescription pharmaceutical arena. This strategy will be based upon three initiatives: increasing the current contract manufacturing services business, developing a generic portfolio of formulations in topical and oral liquid dosage forms, and creating unique opportunities around the Company’s licensed Novasome® technology and novel dosage forms. Except as otherwise specified, information in this report is provided as of December 31, 2009 (the end of the Company’s fiscal year).

Our Services

Contract Manufacturing Services

The Company currently serves a range of customers seeking product development and/or manufacturing services. IGI’s facilities are registered with the Food and Drug Administration (“FDA”) for both human and veterinary products. The Company offers full “turnkey” services for cosmetic and over-the-counter (“OTC”) products in liquid, cream, and lotion forms.

The contract manufacturing services market is competitive and includes larger organizations with substantially greater resources than IGI. Current economic conditions contribute to the intensity of the competitive landscape. Contract manufacturing services will continue to be an important part of IGI’s business, even as the Company transitions towards the prescription drug market.

Prescription Generic Drugs

IGI believes there is an opportunity provided by the generic prescription pharmaceutical market. With many of the necessary resources already in place (laboratory and manufacturing) and a new management with significant experience in prescription products, the Company believes it is well situated to expand into developing prescription oral liquid and topical dosage forms. These products will be submitted to the FDA as Abbreviated New Drug Applications (“ANDAs”) and will be subject to full review prior to approval and marketing authorization. The approval process can take 18-24 months.

The Company believes that the “niche” markets of oral liquids and topical products are smaller and less-crowded than other prescription markets.

Novasome® Encapsulation Technology

IGI has an exclusive license to use patented Novasome® Encapsulation technologies from Novavax, Inc. (“Novavax”) in the IGI field until December 11, 2015. The Company will continue to seek to build on the use of this patented Novasome® technology in topical formulations and intends to pursue collaboration opportunities with established pharmaceutical companies seeking to develop topical products with unique properties.

IGI researchers will also look for opportunities to develop new dosage forms of existing drug molecules in order to create market exclusivity.

Sales and Marketing

The Company offers its contract manufacturing services directly to its customer base of cosmetic and OTC customers. These products are sold to the public under the brand of IGI’s customer.

The initial group of prescription ANDAs will be marketed by carefully-selected established partners. These partners will be responsible for sales and marketing of IGI-manufactured prescription products. The Company will later evaluate the option of marketing new prescription products directly into the drug distribution channels under the IGI Laboratories name.

IGI will look to out-license in-house developed products arising from Novasome® technology and products that are granted market exclusivity.

Manufacturing Capabilities

Our executive administrative offices are located in Buena, New Jersey, in a 25,000 square foot facility built on 2.8 acres of land in 1995, which we own. This facility is also used for production, product development, marketing and warehousing for our pharmaceutical, cosmeceutical and cosmetic products. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites.

We operate our facility in accordance with GMP, utilizing the same high standards as our pharmaceutical and biotechnology customers. Our facility is registered with the FDA. We believe that our facility and equipment are in good condition, are well maintained and are able to operate at present levels.

Our manufacturing operations are focused on regulatory compliance, continuous improvement, process standardization and excellence in execution across the organization. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs including Six Sigma and Lean Manufacturing.

Strategy

IGI Laboratories, Inc. believes that it is strategically positioned to expand its business from being exclusively a contract service provider to being a multi-faceted pharmaceutical and cosmetic development and manufacturing company. The Company recognizes that there will be challenges in attaining status as a qualified prescription drug manufacturer, but believes the investment into facility upgrades will result in a sustainable business model.

Government Regulation and Regulatory Proceedings

In the United States, pharmaceuticals are subject to rigorous FDA regulations. The Company is required to obtain a satisfactory inspection by the FDA covering its manufacturing facilities before a product can be marketed in the United States. Any non-compliance with the regulatory guidelines may necessitate corrective action that may result in additional expenses and use of more resources. The Company was audited by the FDA in June 2009 and was found to be in compliance with the agency’s regulations.

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

The costs associated with complying with the various applicable federal regulations, as well as state, local, foreign and transnational regulations, could be significant and the failure to comply with all such legal requirements could have an adverse effect on the Company’s results of operations and financial condition.

Environmental Matters

The Company’s operations are subject to a variety of environmental, health and safety laws and regulations, including those of the EPA and equivalent state and local regulatory agencies. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. The Company’s manufacturing facility uses, in varying degrees, hazardous substances in its processes. Contamination at its facility can result and has resulted in liability to us, for which we have recorded appropriate reserves as needed. For example, two of the Company’s facilities are currently undergoing remediation of environmental contamination. See “Legal Proceedings” below and Note 13 to the Company’s Consolidated Financial Statements.

Quality Assurance

We are committed to creating and maintaining the highest standard of regulatory compliance while providing high quality products to our customers. To meet these commitments, we have developed and implemented quality systems and concepts throughout the organization that we believe are appropriate. Our senior management team is actively involved in setting quality policies and standards as well as managing internal and external quality performance. An internal audit program monitors compliance with all applicable regulations, standards and internal policies. In addition, our facilities are subject to periodic inspection by the FDA and other equivalent local and state regulatory authorities.

Competition

The contract manufacturing services market is highly competitive and includes larger organizations with substantially greater resources than IGI. Many of IGI’s competitors are those companies that commercialize and/or manufacture their required products at their own facilities. These competitors include major pharmaceutical companies, generic drug manufacturers and consumer health product companies who have substantially greater manufacturing, research and development, marketing and financial resources than IGI and, in some cases, have more geographically diversified international operations. Current economic conditions contribute to the intensity of this competitive landscape.

With respect to its development of pharmaceutical and cosmetic products, the Company competes with large, well-financed cosmetic, pharmaceutical and consumer products companies, with development and marketing groups that are experienced in the industry and possess far greater resources than those available to the Company. The Company faces great challenges ensuring that its products can compete successfully against its competitors and in developing new products that will be favorably received in the marketplace. Furthermore, certain of the Company's customers that use the Company's encapsulation technology in their products could decide to reduce their purchases from the Company or shift their business to other technologies.

Dependence on Major Customers

The Company has successfully broadened its customer base to fuel its revenue growth. Based on its product sales, the Company has three (3) major customers. Major customers of the Company are defined as having sales for the latest fiscal year equal to or greater than 10% of that year’s total gross product sales. The loss of any of these customers would have a material adverse effect on the Company. In 2009, the Company had sales to three customers which individually accounted for more than 10% of the Company’s product sales. These customers had sales of $780,000, $512,000 and $380,000, respectively, which in the aggregate represented 52% of revenues from product sales. Accounts receivable related to the Company’s major customers comprised 67% of all accounts receivable as of December 31, 2009. In 2008, the Company had sales to four (4) customers which individually accounted for more than 10% of the Company’s product sales. These customers had sales of $615,000, $555,000, $555,000 and $471,000, respectively, which in the aggregate represented 65% of revenues from product sales.

Recent Events

On March 13, 2009, we completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. as more fully described in Note 8 to our Consolidated Financial Statements.

On March 29, 2010 the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5% when and if declared by the Board of Directors. Futhermore, each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by $0.69 (the closing price of the Company’s Stock on the date of issuance).

Employees

On March 8, 2010, the Company had a total of 31 employees, 30 of whom were full-time and 1of whom was part-time. The Company has no collective bargaining agreement with its employees, and believes that its employee relations are good.

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

We depend on a limited number of customers for a large portion of our revenue. For the year ended December 31, 2009, three of our customers accounted for 44% of our revenue, and for the year ended December 31, 2008, four of our customers accounted for 54% of our revenue. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

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

In the United States, pharmaceuticals are subject to rigorous FDA regulations. Any non-compliance with the regulatory guidelines may necessitate corrective action that may result in additional expenses and use of more of our resources.

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

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. Two of our facilities are currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation of such facilities are $669,000 and $65,000, respectively, of which $54,000 and $15,000 remain accrued as of December 31, 2009. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent on our new management team.

Our success depends upon a number of senior management, technical and other key personnel, including our executive officers, our board of directors and key employees with expertise in the generic pharmaceutical industry. During 2009 and 2010 we implemented a new management team, including our new President and Chief Executive Officer and our new Chief Financial Officer. While the members of our new management team have been actively involved in the generic pharmaceutical industry, they have not worked together in their new positions with the Company and may not be able to successfully implement our strategy in the current economic environment. Integration of our new management team could harm our ability to manage our business effectively. In addition, the failure of our new management team to address our business objectives and strategy could materially adversely affect our financial performance and our future operating results.

Our offerings and our customers’ products may infringe on the intellectual property rights of third parties.

From time to time, third parties have asserted intellectual property infringement claims against us and our customers and there can be no assurance that third parties will not assert infringement claims against either us or our customers in the future. While we believe that our offerings do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that we would not be found to infringe on the proprietary rights of others. Patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent is issued or published, and we may not be aware of currently filed patent applications that relate to our offerings or processes. If patents later issue on these applications, we may be found liable for subsequent infringement. There has been substantial litigation in the pharmaceutical and biotechnology industries with respect to the manufacture, use and sale of products and processes that are the subject of conflicting patent rights.

Any claims that our offerings or processes infringe these rights, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could, among other things, be required to:

•

pay damages in the form of lost profits and/or a reasonable royalty for any infringement

•

pay substantial damages (potentially treble damages in the United States if any such infringement is found to be willful);

•

pay attorney fees of a prevailing party, if the case is found to be exceptional;

•

cease the manufacture, use or sale of the infringing offerings or processes;

•

discontinue the use of the infringing technology;

•

expend significant resources to design around patented technology and develop non-infringing technology;

•

license patented technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or may not be available at all; and

In addition, our customers’ products may be subject to claims of intellectual property infringement and such claims could materially affect our business if their products cease to be manufactured and they have to discontinue the use of the infringing technology which we may provide. Further, depending on the particular circumstances of any given claim, it may be the case that we may be responsible for indemnifying our customer for a claim of intellectual property infringement.

If we were to assert any of our own intellectual property against third parties and our intellectual property was found: not to infringe; to be invalid; and/or unenforceable - we would lose the opportunity to leverage our own intellectual property, for example, through: licensing of our technology to others; or collection of damages and/or royalty payments based upon successful assertion of our intellectual property rights; market exclusivity via enjoining others from practicing the technology at issue.

Any of the foregoing could affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.

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

Our expenses have exceeded our revenue in each of the last six years, and no net income has been available to common shareholders during each of these years. As of December 31, 2009, our shareholders’ equity was $5.3 million and we had an accumulated deficit of $31.8 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2009, and our management concluded that our disclosure controls and procedures were not effective as of December 31, 2009 due to the material weakness described below in Item 9A(T). – “Controls and Procedures” in this Annual Report on Form 10-K.

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

We rely on third parties for raw materials used in our contract manufacturing services business.

We currently rely on several third party suppliers to provide us with the raw materials necessary to manufacture cosmetic and OTC products. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to these products. This interruption of the manufacturing process could impair our ability to fill our customers’ orders as they are placed, which could put our business at a competitive disadvantage. In addition, while we have processes intended to reduce volatility in component and material pricing, we may not be able to successfully manage price fluctuations which may have an adverse effect on our results of operations.

Risks Related to Our Securities

Our principal stockholders, directors and executive officers own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our current principal stockholders, directors and executive officers beneficially own approximately 67.8% of our outstanding capital stock entitled to vote. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $.48 in the fourth quarter of 2008 and a high of $2.57 in the second quarter of 2008. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

For the year ended December 31, 2009, the average daily trading volume of our common stock on the NYSE Amex was approximately 5,700 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our common stock could be delisted and our stock price could suffer.

On May 6, 2008, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our 2003, 2004, 2005, 2006, 2007, 2008 and 2009 fiscal years. Our stockholders’ equity at December 31, 2008 was $3.0 million.

On June 8, 2008, we submitted a plan to NYSE Amex for compliance with the continued listing standards. On July 15, 2008, NYSE Amex notified us of its acceptance and granted an extension until May 6, 2009 to regain compliance subject to periodic review by NYSE Amex during the extension period.

On March 13, 2009, we completed a $6,000,000 private placement offering with certain investment funds affiliated with Signet Healthcare Partners, G.P., as more fully described in Note 9 to our Consolidated Financial Statements. In recognition of our efforts in connection with the offering, NYSE Amex granted us an extension from May 6, 2009 until May 31, 2009 to regain compliance with these continued listing standards.

On June 19, 2009, we were notified by NYSE Amex that we had resolved its continued listing deficiencies and would retain our status as a listed issuer on NYSE Amex. However, as of December 31, 2009, our stockholders equity had again fallen below the $6 million threshold and we may again be notified of a listing deficiency.

If we fail to meet the continued listing standards, our common stock could be delisted and our stock price could suffer. A delisting of our common stock could negatively impact us by further reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

If the holders of our Series A Preferred Stock, Series B-1 Convertible Preferred Stock, Series C Convertible Preferred Stock, options and warrants to purchase common stock exercise their conversion rights, our common stock will be diluted.

We have Series A Preferred Stock outstanding, Series B-1 Convertible Preferred Stock outstanding, Series C Convertible Preferred Stock outstanding, outstanding options and outstanding warrants to purchase common stock. If all or any number of these holders of derivative securities were to exercise their conversion rights, our common stock would be substantially diluted, which could negatively impact our stock price.

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

On April 6, 2000, officials of the New Jersey Department of Environmental Protection (“DEP”) inspected the Company’s leased storage site in Buena, New Jersey, and issued Notices of Violation (“NOVs”) relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge’s decision from the Office of Administrative Law (“OAL”) of a fine in the amount of $35,000 in respect to the NOVs the Company received from the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. The DEP subsequently issued a final decision, which accepted the violation findings but rejected the OAL Judge’s penalty recommendation, reinstituting a previously proposed penalty by the DEP of $215,000, less the $40,000 credit previously mentioned or $175,000. The Company appealed this to the Superior Court of the NJ Appellate Division, which determined that the Commission’s decision was reasonable thus affirming the DEP Commissioner’s decision. This amount of $175,000 was accrued for in the fourth quarter of 2007. The Company reached a settlement with DEP Commissioner and agreed to pay the above amount in six equal installments. The final installment was paid on June 30, 2009.

ITEM 4.

Removed and Reserved

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has never paid cash dividends on its common stock ($.01 par value) and does not intend to pay cash dividends on its common stock in the foreseeable future. The principal market for the Company’s Common Stock is the NYSE Amex (symbol: “IG”).

The following table shows the range of high and low closing sale prices on the NYSE Amex for the periods indicated:

	High	Low
2009

First quarter	$ .79	$ .55
Second quarter	1.20	.69
Third quarter	1.35	1.04
Fourth quarter	1.16	.78

2008

First quarter	$ 2.10	$ 1.30
Second quarter	2.57	1.95
Third quarter	2.34	1.30
Fourth quarter	1.40	.48

The approximate number of holders of record of the Company’s Common Stock at March 23, 2010 was 625 (not including stockholders for whom shares are held in a “nominee” or “street” name).

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management’s beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. (See “Item 1A: Risk Factors” above.) Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Company Overview

Strategic Overview

IGI is engaged in the formulation, development, manufacture and packaging of topical semi-solid and liquid products for pharmaceutical, cosmeceutical and cosmetic customers. The Company’s strategic plan is to build upon this foundation by expanding into the prescription pharmaceutical arena. This strategy will be based upon three initiatives: increasing the current contract manufacturing services business, developing a generic portfolio of formulations in topical and oral liquid dosage forms, and creating unique opportunities around the Company’s licensed Novasome® technology and novel dosage forms.

The Company has structured a new management team to implement this plan. The team brings a wealth of experience in the generic pharmaceutical industry to IGI. IGI’s facilities and manufacturing equipment have been designed to produce topical and liquid products and support the Company’s target prescription dosage forms.

Contract manufacturing services will continue to be crucial to IGI’s success. The customer base for these services is cosmetic, cosmeceutical, and over-the-counter (“OTC”) product marketers who require product development/manufacturing support. This is a highly-competitive market with a number of larger, greater-resourced companies offering similar services. IGI looks to create niche opportunities for itself by providing high quality, customer-oriented service.

IGI plans to build a prescription pharmaceutical portfolio in the specialty areas of oral liquid and topical dosage forms. This will be accomplished through in-house formulation and development, and submission of Abbreviated New Drug Applications (“ANDAs”) to the Food and Drug Administration (“FDA”). The entire approval process can take 3-5 years before a product is approved, of which the FDA approval portion is approximately 18 - 24 months. The Company plans to submit multiple ANDAs each year.

IGI has exclusive rights for the use of Novasome® technology in topical formulations and intends to pursue collaboration opportunities with established pharmaceutical companies seeking to develop topical products with unique properties. In addition, the Company will explore line extension opportunities through innovative packaging or alternate dosage forms of existing pharmaceutical molecules.

Recent Events

On March 13, 2009, we completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. as more fully described in Note 8 to our Consolidated Financial Statements.

On March 29, 2010 the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5% when and if declared by the Board of Directors. Futhermore, each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by $0.69 (the closing price of the Company’s Stock on the date of issuance).

Results of Operations

2009 Compared to 2008

The Company had a net loss attributable to common stockholders of $7,408,000, or $(0.46) per share, in 2009 compared to a net loss of $1,852,000, or $(0.12) per share, in 2008 which resulted from the following:

	For the years ended
Revenues	December 31, 2009	December 31, 2008	$ change	% change
	(in thousands)

Product Sales, net	$ 3,203	$ 3,376	$ (173)	(5%)
Research and Development Income	281	273	8	3%
Licensing and Royalty Income	294	420	(126)	(30%)

Total Revenues	$ 3,778	$ 4,069	$ (291)	(7%)

The revenues from product sales decreased by 5% for the year ended December 31, 2009 compared to the same period in 2008. The decrease in product sales relates to a decrease in sales to two existing customers partially offset by sales to seven new customers for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Research and development income will not be consistent and will vary, depending on the required timeline of each development project. Licensing and royalty income decreased due to the decrease in sales of Novasome based products marketed by J&J Consumer and Estee Lauder. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

	For the years ended
Costs of Sales	December 31, 2009	December 31, 2008	$ change	% change
	(in thousands)

Costs of Sales	$ 3,527	$ 2,851	$ 676	24%

Cost of sales increased by 24% for the year ended December 31, 2009 compared to the same period in 2008. Cost of sales as a percentage of revenues can vary depending on the product mix. The increase in our cost of sales was primarily due to our underutilized manufacturing capacity which led to higher cost of sales due to the unabsorbed overhead expenses along with creation of reserves to inventory arising out of expired materials and inventories related to products recalled of approximately $104,000.

	For the years ended
Operating Expenses	December 31, 2009	December 31, 2008	$ change	% change
	(in thousands)

Selling General and Administrative Expenses	$ 3,602	$ 2,777	$ 825	30%
Product Development and Research Expense	$ 740	$ 502	$ 238	47%

Selling, general and administrative expenses for the year ended December 31, 2009 increased by $825,000 or 30% as compared to the same period in 2008 as a result of the severance payment of $341,000 to our former President and Chief Executive Officer as per his separation agreement, employees’ compensation payable in stock of $280,000, an increase in consulting fees of $50,000, an increase in salaries of approximately $115,000 and an increase of $475,000 in legal and other professional fees, partially offset by a decrease in expense from the issuance of stock options of $404,000.

This increase of $825,000 or 30% is a direct result of the Company creating its pharmaceutical foundation, transitioning from a contract manufacturer to a generic topical pharmaceutical company. The Company reinforced its Board of Directors by adding individuals with generic pharmaceutical industry experience. As the Company continued to develop its long-term strategy, it utilized the external resources of various topical industry consultants in developing its future product portfolio, while at the same time recruiting a new management team in Finance, Quality, Regulatory and Business Development to strengthen the Company.

Product development and research expenses for the year ended December 31, 2009 increased by 47% as compared to the same period in 2008 due to testing expenses related to new products of $104,000, an increase in consulting fees of $60,000, expense from the issuance of stock options of $20,000 and an increase in salaries of $44,000.

	For the years ended
Interest income (expense), net	December 31, 2009	December 31, 2008	$ change	% change
	(in thousands)

Interest Income	$ 19	$ 11	$ 8	73%
Interest Expense	$ 957	$ 26	$ 931	3581%

Interest income increased by 73% for the year ended December 31, 2009 as compared to the same period in 2008 due to higher average cash balances offset by lower interest rates in 2009. Interest expense increased by 3,581% for the year ended December 31, 2009 as compared to the same period in 2008 due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 8 to our Consolidated Financial Statements) that were included in interest expense in 2009.

The amounts in other income, net of $1,000 and $28,000 in 2009 and 2008, respectively, were miscellaneous income.

The tax benefit of $108,000 in 2009 and $196,000 in 2008 was the result of a sale of a portion of the Company’s state tax operating loss carry forwards to a third party.

	For the years ended
Net loss attributable to common stockholders	December 31, 2009	December 31, 2008	$ change	% change
	(in thousands, except per share numbers)

Net loss attributable to common stockholders	$ (7,408)	$ (1,852)	$ 5,556	300%
Net loss per share	$ (0.46)	$ (0.12)	$ 0.34	283%

Net loss attributable to common stockholders increased by 300% for the year ended December 31, 2009 as compared to the same period in 2008 is due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 8 to our Consolidated Financial Statements) that were included in interest expense and the dividend accreted for beneficial conversion features of $2,488,000 as well as the items noted above.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $1,124,000 at December 31, 2009 and cash from operations, compared to $171,000 for the same period in 2008. The Company sustained net losses attributable to common stockholders of $7,408,000 and $1,852,000 for the years ended December 31, 2009 and 2008, respectively, and had working capital of $1,917,000 at December 31, 2009.

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

On January 29, 2009, the secured line of credit with Pinnacle Mountain Partners, LLC, (“Pinnacle”), a company owned by Dr. Edward and Jane Hager, significant stockholders of the Company, and in the case of Mrs. Hager, a director of the Company, was amended and extended for a term of six months (the “Second Amendment to Loan and Security Agreement”), as more fully described in Footnote 6 to our Consolidated Financial Statements. The Company had an outstanding principal balance under the Second Amendment to Loan and Security Agreement with a face value of $500,000 as of May 15, 2009 and interest expense related to this line of credit was $14,065 for the period January 1, 2009 to May 15, 2009 (date of conversion).

On March 13, 2009, the Company completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”), as more fully described in Footnote 8 to our Consolidated Financial Statements. As a condition to the consummation of the Offering, on March 13, 2009, the Company and Pinnacle entered the Third Amendment to Loan and Security Agreement pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the line of credit from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the line of credit will become due and payable on July 31, 2010 and the remaining outstanding loans and advances, together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Third Amended and Restated Revolving Note (the “Note Payable”) into shares of the Company’s common stock at a conversion rate of $0.41 per share upon receipt of stockholder approval by the Company of such conversion (the “Note Conversion”). For additional information relating to the Note Conversion, see Footnote 6 to our Consolidated Financial Statements. For additional information relating to the Offering, see Footnote 8 to our Consolidated Financial Statements.

In connection with the Offering, certain holders of our capital stock, representing approximately 51.7% of the voting power of the outstanding shares of our capital stock entitled to vote to approve the Offering, entered into a voting agreement, pursuant to which such holders agreed to vote or execute and deliver a written consent in favor of approving the Offering. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering and Note Conversion. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of promissory notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of approximately 804 shares of the Company’s Series B-1 Convertible Preferred Stock and the warrants to purchase shares of the Company’s Series B-2 Preferred Stock issued to these investment funds were cancelled. Additionally, the $500,000 principal amount outstanding under the Pinnacle Note Payable was converted into 1,219,512 shares of the Company’s common stock.

The Company believes that its operating cash flow along with its existing capital resources and a recently completed stock offering as detailed below will be sufficient to support its current business plan through March 2011. On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance). The Company may require additional funding. This funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may accomplish this via a strategic alliance with a third party. In addition, there may be additional acquisition and growth opportunities that may require external financing. However, the trading price of the Company’s stock, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

The Company’s operating activities used $3,619,000 in 2009, compared to $722,000 used during 2008. The increase in cash used in 2009 was primarily due to the decrease in revenues and the increase in costs and expenses during 2009.

The Company’s investing activities used $736,000 of cash in 2009 compared to $119,000 cash used in 2008. Cash used in 2009 was for capital expenditures related to additional equipment and improvements for the manufacturing area, the packaging and filing lines and the analytical area. Cash used in 2008 was for capital expenditures related to additional equipment and improvements for the packaging and filling lines.

The Company’s financing activities provided $5,308,000 of cash during the year ended December 31, 2009 compared to $98,000 provided by financing activities during the year ended December 31, 2008. The cash provided for the year ended December 31, 2009 is mainly from the proceeds of the Offering as more fully described in Footnote 8 to our Consolidated Financial Statements. The cash used for the year December 31, 2008 represents a pay down of the note payable balance offset by proceeds from the exercise of common stock options and warrants.

Recent Pronouncements

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended December 31, 2009. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

ASC 805-10, 805-20 and 805-30 10 on “Business Combinations” establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. ASC 805 will only have an impact on the Company’s financial position or results of operations if it enters into a business combination.

ASC 810-10-65, on “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The code also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

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

ASC 350 relating to “Intangibles - Goodwill and Other” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the earlier standard. ASC 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The guidance in ASC 350 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

ASC 470-20 deals with “Debt with Conversion and Other Options,” and requires separate accounting for the debt and equity components of convertible debt issuances. The requirements for separate accounting must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments, negatively affecting both net income and earnings per share for issuers of the instruments. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

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

Our significant accounting policies are described in Footnote 1 to our Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Environmental Remediation Liability

On April 6, 2000, officials of the New Jersey Department of Environmental Protection (“DEP”) inspected the Company’s leased storage site in Buena, New Jersey, and issued Notices of Violation (“NOVs”) relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge’s decision from the Office of Administrative Law (“OAL”) of a fine in the amount of $35,000 in respect to the NOVs the Company received from the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. The DEP subsequently issued a final decision, which accepted the violation findings but rejected the OAL Judge’s penalty recommendation, reinstituting a previously proposed penalty by the DEP of $215,000, less the $40,000 credit previously mentioned or $175,000. The Company appealed this to the Superior Court of the NJ Appellate Division, which determined that the Commission’s decision was reasonable thus affirming the DEP Commissioner’s decision. This amount of $175,000 was accrued for in the fourth quarter of 2007. The Company reached a settlement with DEP Commissioner and agreed to pay the above amount in six equal installments. The final installment was paid on June 30, 2009.

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey DEP and the local authorities, and hired a contractor to assess the exposure and required clean up costs. The total estimated costs for the clean-up and remediation is $669,000, of which $54,000 remains accrued as of December 31, 2009. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

In response to an observation by the New Jersey DEP of pesticide contamination in a portion of its property located at 105 Lincoln Avenue in Buena, Atlantic County, New Jersey, the Company contracted with an environmental and remediation firm to complete soil delineation of the pesticide contamination, its remediation and disposal. The estimated cost for the remediation is $65,000, of which $15,000 remains accrued as of December 31, 2009. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

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

Stock-based Compensation

ASC 718-10 defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Market Risk

The Company does not use derivative instruments.

Inventory Reserves

The Company periodically reviews its raw material and finished goods inventories for expiry as well as obsolescence and creates reserves to the extent such inventories do not lend themselves to either extending their period of useful life or use in the manufacture of alternative products. Inventory reserves thus created also include inventories relating to products that are recalled.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers, based upon credit evaluations, in the normal course of business, primarily with 30-day terms. The Company does not require collateral from its customers. Bad debt provisions are provided for on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. The Company reviews the allowance for doubtful accounts regularly, and past due balances are reviewed individually for collectability. The Company charges off uncollectible receivables against the allowance when the likelihood of collection is remote.

Off Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8.

FINANCIAL STATEMENTS

The Company’s Consolidated Financial Statements and Notes thereto begin on page F-1 of this report and are incorporated herein by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were enhanced as detailed below.

Internal Control over Financial Reporting

(a) Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including our Chief Executive Officer and Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management had identified the following material weaknesses during financial year 2008,

•

We had a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process.

•

We did not maintain appropriate segregation of duties associated with the design controls and use of personnel within the organization. Currently, we do not have sufficient staffing to perform these responsibilities associated with proper segregation of duties.

Management noted that the following remedial actions were taken to enhance internal controls as of December 31st 2009.

•

Management added two qualified finance professionals with the appropriate level of experience and technical expertise to address non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our Consolidated Financial Statements.

•

Management has introduced the process of issuing formal policy and procedures relating to finance and operations with a view to streamline processes, introduce controls as well as to communicate them to all departments concerned.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

In 2010, management will be focusing its attention on:

•

Addressing the efficiency of our computer systems in terms of hardware and software capabilities to further support management information needs required for increased levels of operation and strategic decision and further improving functions where the company does not have sufficient staffing.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A portion of the information required by this item will be contained in the Company's Proxy Statement for the Company's 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement") under the captions "Proposal No. 1 – Election of Directors”, “Structure and Practices of the Board of Directors - Committees of the Board of Directors – Audit Committee”, "Section 16(a) Beneficial Ownership Reporting Compliance", and “Executive Compensation”, which are incorporated herein by this reference.

The Company has adopted a written code of ethics that applies to all directors, officers and employees of the Company and its subsidiaries. The Company’s code of ethics is available at its web site at www.igilabs.com. Any amendments to the code of ethics or waivers from the provisions of the code of ethics for the Company’s principal executive officer and principal financial and accounting officer will be disclosed on the Company’s Internet website within four business days following the date of such amendment or waiver.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's 2010 Proxy Statement under the captions ”Executive Compensation”, and “Structure and Practices of the Board of Directors – Director Compensation” and is incorporated herein by this reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A portion of the information required by this item will be contained in the Company's 2010 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2009 relating to the Company’s 1999 Stock Incentive Plan, as amended, the 1999 Director Stock Option Plan, as amended, the 1998 Director Stock Plan, as amended, and the 2009 Equity Incentive Plan, which comprises all of the equity compensation plans of the Company. The table provides the number of securities to be issued upon the exercise of outstanding options under such plans, the weighted-average exercise price of such outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	1,349,032	$ 1.12	2,666,306
Equity compensation plans not approved by security holders	1,720,145(3)	1.12	-
Total	3,069,177	$ 1.12	2,666,306

(1)

Includes information with respect to the 1999 Stock Incentive Plan, as amended, the 1999 Director Stock Option Plan, as amended, the 1998 Director Stock Plan, as amended, and the 2009 Equity Incentive Plan.

(2)

Includes information with respect to the 1999 Director Stock Option Plan and the 2009 Equity Incentive Plan. As of December 31, 2009, we had 540,202 shares available for issuance pursuant to the 1999 Director Stock Option Plan, as amended, and 1,715,000 shares available for issuance pursuant to the 2009 Equity Incentive Plan.

(3)

Under the terms of his employment agreement, Mr. Pandya received a grant of (i) 975,000 shares of restricted stock and (ii) an option to purchase 530,145 shares of our common stock. These equity grants will become fully vested over a period of three years as follows: (i) one-twelfth of the shares subject to the equity grants will vest on June 29, 2009; (ii) one-twelfth of the shares subject to the equity grants will vest on each of the following dates: (A) September 30, 2009, (B) December 31, 2009 and (C) March 31, 2010; (iii) one-third of the shares subject to the equity grants will vest on June 29, 2011; and (iv) one-third of the shares subject to the equity grants will vest on June 29, 2012. In addition, any shares that remain unvested immediately prior to a change in control will become vested, provided that the executive remains in continuous service with us through the consummation of the change in control. Mr. Pandya announced his resignation effective April 1, 2010. Upon his resignation, all unvested equity awards will be cancelled.

Pursuant to the terms of his employment agreement, Mr. Forte received a grant of (i) 80,000 shares of restricted stock and (ii) an option to purchase 110,000 shares of our common stock. These equity grants will become fully vested over a period of three years as follows: (i) one-twelfth of the shares subject to the equity grants will vest on June 1, 2009; (ii) one-twelfth of the shares subject to the equity grants will vest on each of the following dates: (A) September 30, 2009, (B) December 31, 2009 and (C) March 31, 2010; (iii) one-third of the shares subject to the equity grants will vest on June 1, 2011; and (iv) one-third of the shares subject to the equity grants will vest on June 1, 2012. In addition, any shares that remain unvested immediately prior to a change in control will become vested, provided that the executive remains in continuous service with us through the consummation of the change in control.

In connection with his appointment to the Company, Bijoy Singh received an option to purchase 25,000 shares of the Company’s common stock. One-third of the option will vest each year on the anniversary of the grant date as follows: (i) 8,333 shares will vest on June 1, 2010; (ii) 8,333 shares will vest on June 1, 2011; and (iii) 8,334 shares will vest on June 1, 2012. In addition, any portion of the option that remains unvested immediately prior to a change in control will become vested, provided that Mr. Singh remains in continuous service with the Company through the consummation of the change in control.

Each of the above option grants have an exercise price equal to the closing price of the Company’s common stock on the date of grant. The above equity grants were granted as an employment inducement award pursuant to the executive’s employment agreement.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company's 2010 Proxy Statement under the captions “Proposal – 1 Election of Directors – Independence of Directors”, “Structures and Practices of the Board of Directors – Committees of the Board of Directors” and "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s 2010 Proxy Statement under the caption “Relationship with Independent Public Accountants” and is incorporated herein by this reference.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Consolidated Financial Statements and related Notes filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements on page F-1.

(a) (2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in our Consolidated Financial Statements or Notes thereto.

(a) (3) List of Exhibits

See the following list of exhibits below which exhibits are filed as part of this Annual Report on Form 10-K. We are incorporating by reference to our previous SEC filings certain exhibits filed as part of this Annual Report on Form 10-K. The location of each such exhibit in the previous filing is indicated in parentheses.

(b) Exhibits

Exhibit
Number	Description

(3.1)	Amended and Restated Certificate of Incorporation of IGI Laboratories, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 12, 2008).
(3.2)	Amended and Restated Bylaws of IGI Laboratories, Inc., effective May 7, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 12, 2008).
(3.3)

Certificate of Designation of the Relative Rights and Preferences of the Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock of IGI Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed March 19, 2009 (the “March 2009 8-K”)).

(3.4)

Certificate of Correction to Correct a Certain Error in the Certificate of Designation of the Relative Rights and Preferences of the Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock (incorporated by reference to Exhibit 3.2 to the March 2009 8-K).

(3.5)

Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of IGI Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2010).

(4.1)

Specimen stock certificate for shares of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 28, 2001 (“the 2000 Form 10-K”)).

(4.2)	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the March 2009 8-K).
(4.3)	Form of Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).
(4.4)	IGI Laboratories, Inc. Common Stock Purchase Warrant in favor of Rockport Venture Securities, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 4.3 to the March 2009 8-K).
(10.1)#	IGI, Inc. 1989 Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held May 11, 1989, File No. 001-08568, filed April 12, 1989).

(10.2)#	IGI, Inc. 1998 Directors Stock Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).
(10.3)#	IGI, Inc. 1999 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342, filed June 30, 2009).
(10.4)

Manufacturing and Supply Agreement dated as of February 14, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K).

(10.5)

Manufacturing and Supply Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Suppliers) and Vetoquinol, USA, Inc. (Purchaser) (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003 (the “2002 Form 10-K”)).

(10.6)

Technological Rights Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Sellers) and Vetoquinol, USA, Inc. (Purchaser) (incorporated by reference to Exhibit 10.94 to the 2002 Form 10-K).

(10.7)	Supplemental Agreement dated May 31, 2002 between IGI, Inc. (Seller) and Vetoquinol, USA, Inc. (Buyer) (incorporated by reference to Exhibit 10.95 to the 2002 Form 10-K).
(10.8)	Amendment dated March 19, 2002, to License Agreement by and among Ethicon, Inc. and IGI, Inc., IGEN, Inc. and Immunogenetics, Inc. (incorporated by reference to Exhibit 10.98 to the 2002 Form 10-K).
(10.9)

Product Development Agreement dated November 10, 2003, between Pure Energy Corporation d/b/a/ Pure Energy of America, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed April 14, 2004 (“the 2003
Form 10-K)).

(10.10)	License Agreement effective December 24, 2003, by and among Michael F. Holick, MD, PhD, A&D Bioscience, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.103 to the 2003 Form 10-K).
(10.11)	License Agreement dated February 9, 2004, between Universal Chemical Technologies, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.104 to the 2003 Form 10-K).
(10.12)

License Agreement by and between Micro-Pak, Inc. (now known as Novavax, Inc.) and IGEN, Inc. effective as of December 13, 1995 (incorporated by reference to Exhibit (10) (v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 29,1996).

(10.13)	Agreement for Development Services dated March 27, 2003, between Chattem, Inc. and IGI, Inc (incorporated by reference to Exhibit 10.107 to the 2003 Form 10-K).
(10.14)

Sublicense Agreement between IGI, Inc. and Tarpan Therapeutics, Inc. dated April 19, 2004 (incorporated by reference to Exhibit 10.109 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 14, 2004).

(10.15)	Amendment of the supply and license agreement between IGI, Inc. and Estée Lauder, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 24, 2004).
(10.16)	License Agreement dated October 11, 2006 between IGI, Inc. and Dermworx Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-KSB filed on April 2, 2007).
(10.17)	Loan and Security Agreement dated, January 29, 2007, in favor of Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-KSB filed on April 2, 2007).
(10.18)

First Amendment to Loan and Security Agreement, dated July 29, 2008, between IGI, Laboratories, Inc. and Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed August 1, 2008).

(10.19)

Second Amendment to Loan and Security Agreement, dated January 26, 2009, between IGI, Laboratories, Inc. and Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed January 29, 2009).

(10.20)

Third Amendment to Loan and Security Agreement by and between IGI Laboratories, Inc. and Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 10.8 to the March 2009 8-K).

(10.21)

Second Amended and Restated Revolving Note, dated January 26, 2009, of IGI Laboratories, Inc., made in favor of Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed January 29, 2009).

(10.22)	Third Amended and Restated Revolving Note in favor of Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 4.4 to the March 2009 8-K).
(10.23)	Note Conversion Agreement by and between IGI Laboratories, Inc. and Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 10.9 to the March 2009 8-K).
(10.24)+	Agreement dated August 21, 2007 between Pharmachem Laboratories and IGI, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form-10QSB filed on November 14, 2007).

(10.25)+	Agreement dated August 23, 2007 between Dermworx, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form-10QSB filed on November 14, 2007).
(10.26)#

Separation Agreement and Release dated September 16, 2008 between IGI Laboratories, Inc. and Carlene Lloyd (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed September 22, 2008).

(10.27)#	Form of Stock Option Award Agreement under the 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q filed November 14, 2008).
(10.28)

Securities Purchase Agreement, by and among IGI Laboratories, Inc. and the purchasers set forth on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.1 to the March 2009
8-K).

(10.29)

Voting Agreement by and among IGI Laboratories, Inc., Signet Healthcare Partners, G.P. and the stockholders of the Company set forth on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.2 to the March 2009 8-K).

(10.30)

Registration Rights Agreement by and among IGI Laboratories, Inc., the purchasers set forth on Schedule A thereto and the placement agent set forth on Schedule B thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.3 to the March 2009 8-K).

(10.31)	Guaranty Agreement by Immunogenetics, Inc. in favor of the parties listed on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.4 to the March 2009 8-K).
(10.32)

Security Agreement by and among IGI Laboratories, Inc., Immunogenetics, Inc. and the secured parties listed on the signature page thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.5 to the March 2009 8-K).

(10.33)

Intellectual Property Security Agreement by and among IGI Laboratories, Inc., Immunogenetics, Inc. and the secured parties listed on the signature page thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.6 to the March 2009 8-K).

(10.34)

Intercreditor Agreement by and among Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., Pinnacle Mountain Partners, LLC and IGI Laboratories, Inc., dated March 13, 2009 (incorporated by reference to Exhibit 10.7 to the March 2009 8-K).

(10.35)#	Indemnification Agreement by and between IGI Laboratories, Inc. and Joyce Erony, dated March 13, 2009 (incorporated by reference to Exhibit 10.10 to the March 2009 8-K).
(10.36)#	Form of Indemnification Agreement for Certain Directors (incorporated by reference to Exhibit 10.11 to the March 2009 8-K).
(10.37)#	IGI, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).
(10.38)#	Employment Agreement dated May 29, 2009 between IGI Laboratories, Inc. and Hemanshu Pandya (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 29, 2009).
(10.39)#	Employment Agreement dated May 18, 2009 between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed May 29, 2009).
(10.40)#

Non-Qualified Stock Option Award Agreement dated May 29, 2009 between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed May 29, 2009).

(10.41)#

Separation of Employment Agreement and General Release between IGI Laboratories, Inc. and Rajiv Mathur dated May 28, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed May 29, 2009).

(10.42)#	IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 2, 2009).
(10.43)#

Form of Non-Qualified Stock Option Agreement under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed July 2, 2009).

(10.44)#

Form of Award Agreement for Restricted Shares under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed July 2, 2009).

(10.45)#

IGI Laboratories, Inc. Form of Award Agreement for Restricted Shares between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (No. 333-160341) filed June 30, 2009).

(10.46)#

IGI Laboratories, Inc. Non-Qualified Stock Option Award Agreement dated June 29, 2009 between IGI Laboratories, Inc. and Hemanshu Pandya (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-160341) filed June 30, 2009).

(10.47)#

IGI Laboratories, Inc. Form of Award Agreement for Restricted Shares between IGI Laboratories, Inc. and Hemanshu Pandya (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (No. 333-160341) filed June 30, 2009).

(10.48)

Form of Securities Purchase Agreement, by and among IGI Laboratories, Inc. and the purchasers thereto, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed March 31, 2010).

(10.49)

Registration Rights Agreement by and among IGI Laboratories, Inc. and the purchasers set forth on Schedule A thereto, dated March 29, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed March 31, 2010).

(21)	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed April 14, 2000).
(23.1)*	Consent of Amper, Politziner & Mattia, LLP
(31.1)*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*

Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:		IGI Laboratories, Inc.

March 31, 2010	By:	/s/ Hemanshu Pandya
Hemanshu Pandya
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Hemanshu Pandya	Director, President and Chief Executive Officer	March 31, 2010
Hemanshu Pandya	(Principal Executive Officer)

/s/ Philip S. Forte	Chief Financial Officer	March 31, 2010
Philip S. Forte	(Principal Financial and Accounting Officer)

/s/ Joyce Erony	Director	March 31, 2010
Joyce Erony

/s/ Jane E. Hager	Director	March 31, 2010
Jane E. Hager

/s/ James Gale	Director	March 31, 2010
James Gale

/s/ Michael Hemric	Director	March 31, 2010
Michael Hemric

/s/ Narendra Borkar	Director	March 31, 2010
Narendra Borkar

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IGI Laboratories, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of IGI Laboratories, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGI Laboratories, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S generally accepted accounting principles.

/s/ AMPER, POLITZINER & MATTIA, LLP

March 31, 2010

Edison, New Jersey

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$1,124	$171
Accounts receivable, less allowance for doubtful accounts
of $90 in 2009 and $75 in 2008	741	481
Licensing and royalty income receivable	67	74
Inventories	874	562
Prepaid expenses and other current assets	212	82
Total current assets	3,018	1,370
Property, plant and equipment, net	2,764	2,280
Restricted cash – long term	54	50
License fee, net	600	700
Other	20	20
Total assets	$6,456	$4,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable – related party	$—	$500
Accounts payable	542	559
Accrued expenses	422	312
Deferred income, current	137	56
Total current liabilities	1,101	1,427

Deferred income, long term	34	40
Total liabilities	1,135	1,467

Commitments and contingencies

Stockholders’ equity: Series A Convertible Preferred stock, $.01 par value, 100 shares authorized; 50 shares issued and outstanding as of December 31, 2009 and 2008; liquidation preference - $500,000	500	500
Series B-1 Convertible Preferred stock, $.01 par value, 1,030 shares authorized; 1,007 and 0 shares issued and outstanding as of December 31, 2009 and 2008, respectively; liquidation preference - $6,042,000	5,852	—
Common stock, $.01 par value, 50,000,000 shares authorized; 19,302,987 and 16,873,218 shares issued as of December 31, 2009 and 2008, respectively	193	168
Additional paid-in capital	31,975	28,076
Accumulated deficit	(31,804)	(24,396)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	5,321	2,953
Total liabilities and stockholders' equity	$6,456	$4,420

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2009 and 2008

(in thousands, except shares and per share information)

	2009	2008
Revenues:
Product sales, net	$3,203	$3,376
Licensing and royalty income	294	420
Research and development income	281	273
Total revenues	3,778	4,069

Costs and Expenses:
Cost of sales	3,527	2,851
Selling, general and administrative expenses	3,602	2,777
Product development and research expenses	740	502
Operating loss	(4,091)	(2,061)
Interest income (expense), net	(938)	(15)
Other income, net	1	28
Loss before benefit from income taxes	(5,028)	(2,048)
Benefit from income taxes	108	196

Net loss	(4,920)	(1,852)

Dividend accreted for beneficial conversion features	(2,488)	—

Net loss attributable to common stockholders	$(7,408)	$(1,852)

Basic and diluted loss per common share	$(.46)	$(.12)

Weighted average shares of common stock outstanding
Basic and diluted	16,266,432	14,881,399

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009 and 2008

(in thousands)

	2009	2008

Cash flows from operating activities:
Net loss	$(4,920)	$(1,852)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	248	249
Amortization of license fee	100	100
Interest expense on convertible note payable	41	—
Bad debt expense	15	72
Provision for write down of inventory	181	139
Stock-based compensation expense	476	566
Directors’ compensation payable in stock	61	—
Amortization of discount on convertible note payable	33	—
Amortization of discount on convertible note payable – related party	211	—
Amortization of debt issuance costs	659	—
Changes in operating assets and liabilities:
Accounts receivable	(275)	113
Licensing and royalty income receivable	7	282
Inventories	(493)	(325)
Prepaid expenses and other current assets	(131)	(9)
Accounts payable and accrued expenses	93	111
Deferred income	75	(168)
Net cash used in operating activities	(3,619)	(722)

Cash flows from investing activities:
Capital expenditures	(732)	(119)
Restricted cash	(4)	—
Net cash used in investing activities	(736)	(119)

Cash flows from financing activities:
Sale of Series B-1 Convertible Preferred Stock, net of expenses	1,073	—
Proceeds from issuance of convertible note payable, net of expenses	4,206	—
Proceeds from exercise of common stock options and warrant	25	98
Recovery from stockholder, net	4	—
Borrowings from note payable – related party	—	250
Repayment of note payable- related party	—	(250)
Net cash provided by financing activities	5,308	98

Net increase (decrease) in cash and cash equivalents	953	(743)
Cash and cash equivalents at beginning of year	171	914
Cash and cash equivalents at end of year	$1,124	$171

Supplemental cash flow information:
Cash payments for interest	$14	$26
Cash receipt from taxes	(108)	(196)
Non cash transactions:
Dividend accreted for beneficial conversion features	2,488	—
Issuance of stock to directors for compensation that was previously accrued	20	—
Conversion of note payable and accrued interest to Series B-1 Convertible Preferred Stock	4,779	—
Conversion of note payable - related party – to common stock	464	—
Issuance of restricted stock	11	—

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2009 and 2008

(in thousands, except share information)

	Series A Preferred Stock		Common Stock		Series B-1 Convertible Preferred Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2007	50	$ 500	—	$ —	16,795,202	$ 168	$ 27,411	$ (22,544)	$ (1,395)	$ 4,140

Stock options exercised					53,016		74			74
Warrants exercised					25,000		24			24
Stock-based compensation expense							567			567
Net loss	—	—	—	—	—	—	—	(1,852)	—	(1,852)

Balance, December 31, 2008	50	500	—	—	16,873,218	168	28,076	(24,396)	(1,395)	2,953

Issuance of preferred stock pursuant to a private placement net of associated fees of $144 and beneficial conversion features			203	568			505			1,073
Value of common stock warrants issued to broker in a private placement							82			82
Discount on convertible note payable related to a private placement							77			77
Beneficial conversion and discount on converted note payable							247			247
Dividends attributable to beneficial conversion features of private placement				505			1,983	(2,488)		—
Conversion of note payable to Preferred Stock – Series B-1			804	4,779						4,779
Conversion of convertible note payable – related party to common stock					1,219,512	12	452			464
Issuance of stock as Directors’ compensation					59,176	1	60			61
Stock options exercised					24,400	—	25			25
Stock-based compensation expense							184			184
Restricted stock awards							292			292
Restricted stock issuance					1,075,000	11	(11)			—
Recovery from stockholder, net							4			4
Warrants exercised					51,681	1	(1)			—
Net loss	—	—	—	—	—	—	—	(4,920)	—	(4,920)

Balance, December 31, 2009	50	$ 500	1,007	$ 5,852	19,302,987	$ 193	$ 31,975	$ (31,804)	$ (1,395)	$ 5,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

Nature of the Business

IGI Laboratories, Inc. (“IGI” or the “Company”), a Delaware corporation, operating in the State of New Jersey, is primarily engaged in the formulation, development, manufacture and packaging of topical semi-solid and liquid products for pharmaceutical, cosmeceutical, and cosmetic customers. The focus of IGI involves three initiatives: offering contract manufacturing services to customers in non-prescription formulations, developing a line of prescription generic topical and oral liquid products, and seeking opportunities to create intellectual property either through its protected licensed Novasome® encapsulation technology or unique dosage forms.

Principles of Consolidation

The consolidated financial statements include the accounts of IGI Laboratories, Inc. and its wholly owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents consist of short-term investments, which have original maturities of 90 days or less.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities at December 31, 2009 approximate their fair value because of the short-term maturities of these items.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers, based upon credit evaluations, in the normal course of business, primarily with 30-day terms. The Company does not require collateral from its customers. Bad debt provisions are provided for on the allowance method. When determining the allowances, a number of factors are considered including the length of time the receivable is past due, past loss history, the customer’s current ability to pay and the general condition of the economy. The allowance requirements are based on the best information available to the Company and are reevaluated and adjusted as additional information is received. The Company charges off uncollectible receivables to the allowance when the likelihood of collection is remote.

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

In 2009, the Company had sales to three customers which individually accounted for more than 10% of the Company’s product sales. These customers had sales of $780,000, $512,000 and $380,000, respectively, and aggregately represented 52% of revenues from product sales. In 2008, two of these customers individually had sales that accounted for more than 10% of the Company’s product sales for that year. Accounts receivable related to the Company’s major customers comprised 67% of all accounts receivable as of December 31, 2009.

The Company received royalty revenue in 2009 from one customer, which individually accounted for more than 10% of 2009 royalty revenue. The Company received $273,000 from this customer.

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

Long-Lived Assets

In accordance with the provisions of ASC 360-10-55, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed.

Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable. For the fiscal year ended December 31, 2009, the largest component of accrued expenses was the environmental clean-up costs of $69,000, accrued payroll of $113,000 and accrued severance for our former Chief Executive Officer of $148,000. For the fiscal year ended December 31, 2008, the largest component of accrued expenses was the fine and penalties accrued payable to the Department of Environmental Protection of $60,000 and environmental clean-up costs of $50,000.

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

Income Taxes

The Company records income taxes in accordance with ASC 740-10, “Accounting for Income Taxes,” under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to operating loss and tax credit carry forwards and differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of future deferred tax assets. A valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding the future realization of these assets.

The Company complies with the provisions of ASC 740-10-25 that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with ASC 740-10, “Accounting for Income Taxes”, and prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of the date of adoption. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Revenue Recognition

The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred or contractual services rendered, the sales price is fixed or determinable, and collection is reasonably assured in conformity with ASC 605, Revenue Recognition.

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

Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2009 and 2008 were $3,000 and $21,000, respectively.

Shipping and Handling Costs

Costs related to shipping and handling is comprised of outbound freight and the associated labor. These costs are recorded in costs of sales.

Net (Loss) per Common Share

Basic net (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants. Due to the net loss for the years ended December 31, 2009 and 2008, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of common shares outstanding and net (loss) per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock, which were excluded from the net (loss) per share calculations due to their anti-dilutive effect amounted to 2,276,677 for 2009 and 3,058,032 for 2008.

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

Effect of Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended December 31, 2009. The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

ASC 805-10, 805-20 and 805-30 10 on “Business Combinations” establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. ASC 805 will only have an impact on the Company’s financial position or results of operations if it enters into a business combination.

ASC 810-10-65, on “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The code also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

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

ASC 350 relating to “Intangibles - Goodwill and Other” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the earlier standard. ASC 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The guidance in ASC 350 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

ASC 470-20 deals with “Debt with Conversion and Other Options,” and requires separate accounting for the debt and equity components of convertible debt issuances. The requirements for separate accounting must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments, negatively affecting both net income and earnings per share for issuers of the instruments. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has evaluated the new statement and has determined that it does not have a significant impact on the determination or reporting of its financial results.

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

2.      Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $1,124,000 at December 31, 2009 and cash from operations. The Company sustained net losses of $4,920,000 and $1,852,000 for the years ended December 31, 2009 and 2008, respectively, and had working capital of $1,917,000 at December 31, 2009.

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

On January 29, 2009, the secured line of credit with Pinnacle Mountain Partners, LLC, (“Pinnacle”), a company owned by Dr. Edward and Jane Hager, significant stockholders of the Company, and in the case of Mrs. Hager, a director of the Company, was amended and extended for a term of six months, as more fully described in Footnote 6 below. The Company had an outstanding principal balance under the Second Amendment to Loan and Security Agreement with a face value of $500,000 as of May 15, 2009 and interest expense related to this line of credit was $14,065 for the period January 1, 2009 to May 15, 2009 (date of conversion).

On March 13, 2009, the Company completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”) as more fully described in Footnote 8 below. As a condition to the consummation of the Offering, on March 13, 2009, the Company and Pinnacle entered into a Third Amendment to Loan and Security Agreement pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the line of credit from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the line of credit will become due and payable on July 31, 2010 and the remaining outstanding loans and advances, together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Third Amended and Restated Revolving Note into shares of the Company’s common stock at a conversion rate of $0.41 per share upon receipt of stockholder approval by the Company of such conversion (the “Note Conversion”). For additional information relating to the Note Conversion, see Footnote 6 below. For additional information relating to the Offering, see Footnote 8 below.

In connection with the Offering, certain holders of the Company’s capital stock, representing approximately 51.7% of the voting power of the outstanding shares of our capital stock entitled to vote to approve the Offering, entered into a voting agreement, pursuant to which these holders agreed to vote or execute and deliver a written consent in favor of approving the Offering. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering and Note Conversion. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of promissory notes issued in the Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of approximately 804 shares of the Company’s Series B-1 Convertible Preferred Stock and the warrants to purchase shares of the Company’s Series B-2 Preferred Stock issued to these investment funds were cancelled. Additionally, the $500,000 principal amount outstanding under the Pinnacle line of credit was converted into 1,219,512 shares of the Company’s common stock.

The Company believes that its operating cash flow along with its existing capital resources and a recently completed stock offering as detailed below will be sufficient to support its current business plan through March 2011. On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance). The Company may require additional funding. This funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may accomplish this via a strategic alliance with a third party. In addition, there may be additional acquisition and growth opportunities that may require external financing. However, the trading price of the Company’s stock, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

3.      License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same thru 2015. This payment is being amortized ratably over the ten-year period. For the years ended, December 31, 2009 and 2008, the Company recorded a $100,000 expense in each year related to the amortization of the license. Amortization of this license fee will amount to $100,000 per year for 2010-2015.

4.      Inventories

Inventories as of December 31, 2009 and 2008 consisted of:

	2009	2008
	(in thousands)	(in thousands)

Raw materials	$751	$537
Work in progress	12	1
Finished goods	111	24
	$874	$562

5.      Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2009 and 2008 consisted of:

	2009	2008
	(in thousands)	(in thousands)

Land	$257	$257
Building and improvements	3,270	3,070
Machinery and equipment	2,351	2,116
Construction in progress	297	—
	6,175	5,443
Less accumulated depreciation	(3,411)	(3,163)

Property, plant and equipment, net	$2,764	$2,280

The Company recorded depreciation expense of $248,000, and $249,000 in 2009 and 2008, respectively.

6.      Note Payable

On January 26, 2009, the Company signed the Second Amendment to Loan and Security Agreement, which amended and restated the Loan and Security Agreement, as amended, with Pinnacle. This Second Amendment to Loan and Security Agreement extended the maturity date of the $500,000 maximum loan amount from January 31, 2009 to July 31, 2009, with interest at 8.5% (rather than prime plus 1.5%). As in the original Loan and Security Agreement, as amended, loans under this amendment were collateralized by the assets of the Company (other than real property). The Company borrowed $500,000 under this Second Amendment to Loan and Security Agreement as of May 15, 2009 and incurred associated interest expense of $14,065 for the period January 1, 2009 to May 15, 2009 (date of conversion).

On March 13, 2009, the Company completed the Offering as more fully described in Footnote 8 below. As a condition to the consummation of the Offering, on March 13, 2009, the Company and Pinnacle entered into the Third Amendment to Loan and Security Agreement pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the agreement from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the agreement will become due and payable on July 31, 2010 and the remaining outstanding loans and advances, together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement (“Note Conversion Agreement”) dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Third Amended and Restated Revolving Note ( the “Note Payable”) into shares of the Company’s common stock at a conversion rate of $0.41 per share of common stock (the “conversion shares”) upon receipt of stockholder approval by the Company of such conversion. Upon receipt of the conversion shares, the obligations and liabilities of the Company to repay the principal amount of the Note Payable would be deemed satisfied and paid in full. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of the Company’s common stock. For additional information relating to the Offering, see Footnote 8 below.

7.      Preferred Stock

On December 5, 2007, pursuant to a subscription agreement entered into with an accredited investor, the Company sold (i) 50 shares of Series A Convertible Preferred Stock with a liquidation preference of $10,000 per share, with each share of preferred stock, convertible into 10,000 shares of common stock of the Company, subject to customary adjustments; and (ii) a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 per share that expired on December 5, 2009, two years from issuance, for aggregate consideration of $500,000. A summary of significant terms is as follows:

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

The Company has accounted for the Series A Preferred Stock in accordance with the provisions of ASC 815-10, “Accounting for derivative instruments and hedging activities,” and ASC 470-20, “Accounting for Debt instruments with specific conversion features”. The Company has allocated the value received between the preferred stock and the related warrants. The allocated value for the preferred stock and the related warrants was approximately $475,000 and $25,000, respectively. In addition, the Company evaluated the shares and determined a beneficial conversion feature existed within this transaction, which totaled $55,000; the preferred stock was further discounted by this amount. The beneficial conversion amount related to the value of the preferred stock and the associated warrant was then accreted back to the preferred stock in accordance with the conversion provision, which allowed for 100% to be converted immediately. The accretion was reflected as a dividend expense.

8.      Convertible Preferred Stock and Convertible Promissory Notes

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

The Promissory Notes had a maturity date of July 31, 2009 and an annual interest rate of 5%. On the date of issuance, the Promissory Notes had a fair value of approximately $4,706,000, resulting in a debt discount of $77,000. Furthermore, the Company entered into Guaranty and Security Agreements to guarantee repayment of the Promissory Notes upon maturity. The Promissory Notes were collateralized by the assets of the Company. However, upon approval by the Company’s stockholders of the Offering, the Promissory Notes, unamortized discount, and any accrued interest automatically converted into Series B-1 Preferred Stock for $6,000 per share and the Preferred Stock Warrants became null and void. The beneficial conversion feature of the Promissory Notes is approximately $1,983,000 which is recorded as a deemed dividend from March 14, 2009 through May 15, 2009. The value of the Preferred Stock Warrants was nominal. Under applicable NYSE Amex rules, the Offering required stockholder approval, which was obtained at the Company’s 2009 annual meeting of stockholders held on May 15, 2009. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of Promissory Notes issued in the Offering, together with accrued and unpaid interest, were converted into an aggregate of 803.979 shares of the Company’s Series B-1 Preferred Stock and the Preferred Stock Warrants issued in the Offering became null and void.

The Company granted its placement agent for the Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expires on March 13, 2012. Until stockholder approval of the Offering was obtained, this Common Stock Warrant was exercisable for no more than 88,550 shares. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering. The fair value of the Common Stock Warrant of approximately $102,000 was determined using the Black Scholes model. The factors used in the calculation are as follows: expected volatility of 66.8%, expected term of 3 years and risk-free interest rate of 1.36%. Expected volatility and risk-free interest rates are based upon the expected life of the warrant. The interest rates used are the yield of a 3-year U.S. Treasury Note as of March 13, 2009. Of this amount, $82,000 was deemed to be attributable to the issuance of debt and was capitalized as debt issuance costs.

In connection with the Offering, the Company and Pinnacle entered into the Third Amendment to Loan and Security Agreement. Pinnacle agreed to change the terms of repayment such that 50% of the amount borrowed under the line of credit, or $500,000 as of March 31, 2009 (see Footnote 6 above), would be payable on July 31, 2010 and the remaining balance would be payable on July 31, 2011. Furthermore, the Company and Pinnacle entered into a Note Conversion Agreement for which Pinnacle agreed to automatically convert the principal amount due under the Third Amended and Restated Revolving Note (the “Note Payable”) into shares of the Company’s Common Stock at a conversion rate of $0.41 per share upon stockholder approval of the Note Conversion. The beneficial conversion feature of the Note Payable of approximately $207,000 was recorded as a debt discount. The fair value of the Note Payable, as modified, was approximately $460,000, resulting in a debt discount of $40,000. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of the Company’s common stock.

Debt discounts and debt issuance costs were amortized using the effective interest method.

9.      Stock Based Compensation

Under the 1998 Directors Stock Plan, as amended, 600,000 shares of the Company’s common stock are authorized under the plan and reserved for issuance to non-employee directors, in lieu of payment of directors’ fees in cash. The Company issued 13,463 shares in October 2009 as consideration for directors’ fees for the third quarter of 2009. Directors’ fees for the third quarter of 2009 were accrued on the Company’s financial statements as of September 30, 2009. The Company issued 45,713 shares in 2009 as consideration for directors’ fees for the fourth quarter of 2008 and the first and second quarters of 2009. Directors’ fees were accrued on the Company’s financial statements for each of those quarters. In November 2009, the Company’s Board of Directors approved the elimination of payment of directors’ fees in stock under this plan beginning in the fourth quarter of 2009.

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 1,719,798 options have been granted to non-employee directors through December 31, 2009. [The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.]

The 1999 Stock Incentive Plan, as amended (“1999 Plan”), replaced all previously authorized employee stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 3,200,000 shares of common stock. However, pursuant to the terms of the 1999 Plan, no awards may be granted after March 16, 2009. A total of 2,892,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's common stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant.

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

Assumptions	2009	2008

Dividend yield	0%	0%
Risk free interest rate	2.87%	2.87%
Estimated volatility factor	69%	69%
Expected life	3.2 to 5.5 years	5.5 years

Estimated volatility was calculated using the historical volatility of the Company’s stock over the expected life of the options. In the third quarter of 2009, the expected life of the options was estimated based on the Company’s historical data, and prior to that time, the expected life of the options was estimated using the simplified method. The forfeiture rates are estimated based on historical employment/directorship termination experience. The risk free interest rate is based on US Treasury yields for securities with terms approximating the terms of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

Stock option transactions in each of the past two years under the aforementioned plans in total were:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

January 1, 2008 shares
Under option	2,274,548	$ 50-$3.75	$1.42
Granted	620,000	1.37-1.70	1.64
Exercised	(53,016)	.76-1.56	1.41
Expired	(136,000)	1.94-2.44	2.33
Forfeited	—
December 31, 2008 shares
Under option	2,705,532	.50-2.75	1.43
Granted	1,060,145	.55-1.29	1.07
Exercised	(24,400)	.50-1.03	.99
Expired	(301,500)	1.56-2.00	1.83
Forfeited	(1,425,600)	.76-2.25	1.51
December 31, 2009 shares
Under option	2,014,177	.50-2.75	1.12
Exercisable options at:
December 31, 2009	1,157,812		$1.17
December 31, 2008	2,155,532		$1.44

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$.50 to $1.00	320,250	5.59	$ .71	210,250	$ .73
1.01 to 2.00	1,686,927	7.56	1.19	940,562	1.26
2.01 to 3.00	7,000.22		2.75	7,000	2.75

$ .50 to $3.00	2,014,177	7.22	$1.12	1,157,812	$1.17

The Company has recorded $184,000 and $566,000 related to its shared-based expenses in selling, general and administrative expenses on the accompanying Statement of Operations for the year ended December 31, 2009 and 2008, respectively. As part of the Separation Agreement dated September 16, 2008 with the former Vice President of Finance, the Company extended the time period for exercising options for an additional 90 days. Because of this modification, the Company recorded incremental compensation of $5,300.

The aggregate intrinsic value for options outstanding was $29,015 at December 31, 2009 and $0 at December 31, 2008. The aggregate intrinsic value of the options exercisable was $12,765 at December 31, 2009 and $0 at December 31, 2008. The total intrinsic value of the options exercised during 2009 and 2008 was $523 and $3,000, respectively.

A summary of non-vested options at December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

		Weighted Average
	Options	Grant Date Fair Value

Non-vested option at January 1, 2009	550,000	$ .81
Granted	1,060,145.60
Vested	(503,780)	.72
Forfeited	(250,000)	1.069
Non-vested options at December 31, 2009	856,365	$ .59

As of December 31, 2009, there was $399,900 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized through November 2012.

10.      Stock Warrants

In connection with the private placement offering to certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”) on March 13, 2009 (See Footnote 8 above), the Company granted its placement agent for the Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expires on March 13, 2012. Until stockholder approval of the Offering was obtained, this Common Stock Warrant was exercisable for no more than 88,550 shares. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering. The fair value of the Common Stock Warrant of approximately $102,000 was determined using the Black Scholes model. The factors used in the calculation are as follows: expected volatility of 66.8%, expected term of 3 years and risk-free interest rate of 1.36%. Expected volatility and risk-free interest rates are based upon the expected life of the warrant. The interest rates used are the yield of a 3-year U.S. Treasury Note as of March 13, 2009. Of this amount, $82,000 was deemed to be attributable to the issuance of debt and was capitalized as debt issuance costs. On December 2, 2009, the Common Stock Warrant was amended to include a partial transfer for 87,500 shares of common stock. On December 2, 2009, the warrant to purchase 87,500 was exercised using the “Cashless Exercise” provision and 51,681 shares of common stock were issued.

In connection with a Private Placement Memorandum dated December 10, 2007, the Company entered into a subscription agreement with Univest Management, Inc. EPSP, which granted Univest a warrant to purchase 52,500 shares of common stock at an exercise price of $1.25 per share. The warrant expired on December 10, 2009, two years from issuance.

In connection with Private Placement Memorandum dated December 4, 2007, the Company entered into a subscription agreement which granted a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 per share. The warrants expired on December 4, 2009, two years from issuance.

In connection with the Private Placement transaction executed with Pharmachem, dated February 5, 2007, the Company issued a warrant to purchase 150,000 shares at $1.00 per share to Landmark Financial Corporation as commission on the transaction. During the quarter ended June 30, 2008, Landmark Financial Corporation exercised a portion of the warrant to acquire 25,000 shares of common stock. This warrant expired on March 7, 2009.

11.      Income Taxes

The (benefit) from income taxes attributable to loss from continuing operations before (benefit) from income taxes for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	(in thousands)
Current tax expense (benefit):
Federal	$—	$—
State and local	(108)	(196)
Total current tax expense (benefit)	(108)	(196)
Deferred tax expense
Federal	—	—
State and local	—	—
Total deferred tax expense	—	—
Total expense (benefit) from income taxes	$(108)	$(196)

The Company sold some of its New Jersey operating loss carry forwards in exchange for net proceeds of $113,000 and $201,000 in 2009 and 2008 respectively.

The (benefit) from income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations as a result of the following:

	2009	2008
	(in thousands)

Statutory benefit	$(1,711)	$(697)
Non-deductible interest costs	321	—
Other non-deductible expenses	6	4
State income taxes, net of valuation allowance	(71)	(129)
Increase in Federal valuation allowance	714	626
Tax benefits expiring	633	—

	$(108)	$(196)

Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(in thousands)	(in thousands)
Current Assets (Liabilities)
Allowance for doubtful accounts	$36	$31
Inventory reserve	158	75
Accrued severance	—	—
Accrued environmental clean-up costs	—	—
Other	49	22
Total Current Assets (Liabilities)	243	128

Long Term Assets (Liabilities)
Property, plant and equipment	131	117
Deferred royalty payments	16	18
Tax operating loss carry forwards	7,880	6,516
Capital loss carryforwards	25	25
Tax credit carry forwards	376	674
Non-employee stock options	435	771
Other	(8)	(7)
Total Long Term Assets (Liabilities)	8,855	8,114
Gross Deferred Tax Asset (Liability)	9,098	8,114
Less: valuation allowance	(9,098)	(8,242)
Deferred taxes, net	$—	$—

The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its plan to sell the benefit of certain state net operating loss carry forwards, its expectations for the future, and the expiration dates of the net operating loss carry forwards. The Company has concluded that it is more likely than not that it will be unable to realize the gross deferred tax assets in the immediate future and has established a valuation allowance for all such deferred tax assets. Accordingly, the Company has provided a valuation allowance of $7,880,000 over the years on the deferred tax assets relating to these net operating loss carryforwards.

Operating loss and tax credit carry forwards for tax reporting purposes as of December 31, 2009 were as follows:

(in thousands)

Federal:
Operating losses (expiring through 2029)	$ 21,841
Capital losses (expiring in the year 2010)	74
Research tax credits (expiring through 2025)	317
Alternative minimum tax credits (available without expiration)	28
State:
Net operating losses - New Jersey (expiring through 2016)	4,017
Research tax credits - New Jersey (expiring through 2012)	2
Alternative minimum assessment – New Jersey (available without expiration)	29

Federal net operating loss carry forwards that expire through 2028 have significant components expiring in 2018 (8%), 2019 (9%), 2020 (31%), 2025 (8%) and 2026 (16%).

The Company’s ability to use net operating loss carry forwards may be subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company is currently examining the application of Section 382 with respect to an ownership change that took place during 2009, as well as the possibility of such limitation having any material effect on the application of net operating loss carry forwards in the immediate future.

The Company complies with ASC 740-10-25 that had no effect on the Company’s consolidated financial position and results of operations. Additionally, as a result of the adoption of ASC 740-10-25, the Company did not record an adjustment to the January 1, 2007 balance of retained earnings and did not record any reserve for unrecognized tax benefits in 2009 and 2008. Accordingly, there is no interest and penalties recorded on the balance sheet for such reserves. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities for the tax years 2006 to 2009 due to the net loss carry forwards from those years.

12.      Commitments and Contingencies

The Company’s commitments and contingencies consisted of operating leases for equipment of $68,700 for 2010, $60,400 for 2011, $13,800 for 2012, $11,200 for 2013 and $9,400 for 2014. Rent expense was $70,300 and $47,300 for the years ended December 31, 2009 and 2008, respectively.

13.      Legal and U.S. Regulatory Proceedings

On April 6, 2000, officials of the New Jersey Department of Environmental Protection (“DEP”) inspected the Company’s leased storage site in Buena, New Jersey, and issued Notices of Violation (“NOV’s”) relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge’s decision from the Office of Administrative Law (“OAL”) of a fine in the amount of $35,000 in respect to the NOV’s the Company received form the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. The DEP subsequently issued a final decision, which accepted the violation findings but rejected the OAL Judge’s penalty recommendation, reinstituting a previously proposed penalty by the DEP of $215,000, less the $40,000 credit previously mentioned or $175,000. The Company appealed this to the Superior Court of the NJ Appellate Division who determined that the Commission’s decision was reasonable thus affirming the DEP Commissioner’s decision. This amount of $175,000 was accrued for in the fourth quarter of 2007. The Company reached a settlement with DEP Commissioner and agreed to pay the above amount in six equal installments. The final installment was paid on June 30, 2009.

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey DEP and the local authorities, and hired a contractor to assess the exposure and required clean up. The total estimated costs for the clean up and remediation is $669,000, of which $54,000 remains accrued as of December 31, 2009. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

The restricted cash on the Consolidated Balance Sheet of $54,000 and $50,000 as of December 31, 2009 and 2008, respectively represents a restricted escrow account set up on the requirement of the NJ DEP for the soil remediation work. These funds will be released to the Company upon the DEP approval when the remediation is completed.

In response to an observation by the New Jersey DEP of pesticide contamination in a portion of its property located at 105 Lincoln Avenue in Buena, New Jersey, the Company contracted with an environmental and remediation firm to complete soil delineation of the pesticide contamination, its remediation and disposal. The estimated cost for the remediation is $65,000, of which $15,000 remains accrued as of December 31, 2009. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

14.      Employee Benefits

The Company has a 401(k) contribution plan, pursuant to which employees may elect to contribute to the plan, in whole percentages, up to 100% of compensation. Employees’ contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $16,500 for 2009 and $15,500 for 2008, plus a catch-up contribution of up to $5,500 for 2009 and $5,000 for 2008, if a participant qualifies. The Company matches 100% of the first 3% of compensation contributed by participants and 50% of the next 2% of compensation contributed by participants. The Company contribution is in the form of cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $37,000 and $36,000 in 2009 and 2008, respectively.

15.      Related Party Transactions

The Company has signed an agreement with Pharmachem on August 22, 2007, then a significant shareholder, to develop Novasome® based products for Pharmachem to market to third party customers. The agreement was completed on August 21, 2008, and all the development work for Pharmachem has ended.

For the year ended December 31, 2008, the Company recognized $131,000 of research and development revenues from Pharmachem and had a $0 accounts receivable balance at December 31, 2008.

For a description of the Company’s Third Amendment to Loan and Security Agreement with a related party, see Footnote 6 above.

16.      Changes in Management

On May 28, 2009, Rajiv Mathur, the Company’s President and Chief Executive Officer announced his resignation as an employee of the Company. On May 29, 2009, the Company announced that it had named Hemanshu Pandya as its new President and Chief Executive Officer, effective June 29, 2009, and that it had named Philip S. Forte as its new Corporate Controller. Mr. Mathur also resigned from the Company’s board of directors and the board appointed Mr. Pandya to fill the vacant seat created by Mr. Mathur’s resignation, effective upon commencement of his employment on June 29, 2009. Joyce Erony, the Company’s Chairwoman of the Board, acted as Interim President and Interim CEO until Mr. Pandya began employment. On February 19, 2010, the Company announced that Philip S. Forte was promoted to serve as the Company’s Chief Financial Officer.

Under the terms of his employment agreement, Mr. Pandya will receive an annual salary of $260,000. Mr. Pandya also received a grant of (i) 975,000 shares of restricted stock and (ii) an option to purchase 530,145 shares of the Company’s common stock, the vesting terms of which are explained below. These equity grants will become fully vested over a period of three years as follows: (i) one-twelfth of the shares subject to the equity grants will vest on June 29, 2009; (ii) one-twelfth of the shares subject to the equity grants will vest on each of the following dates: (A) September 30, 2009, (B) December 31, 2009 and (C) March 31, 2010; (iii) one-third of the shares subject to the equity grants will vest on June 29, 2011; and (iv) one-third of the shares subject to the equity grants will vest on June 29, 2012. In addition, Mr. Pandya is entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Pandya is also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. For 2009, Mr. Pandya’s target bonus was $65,000. For subsequent years, Mr. Pandya’s target bonus will be equal to 60% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee, except with respect to 2009, pursuant to which the performance targets were mutually agreed upon by Mr. Pandya and the Chairwoman of the Board of Directors of the Company. On February 18, 2010, the Company awarded Mr. Pandya a bonus in the amount of $15,000 for his service to the Company during 2009. Mr. Pandya is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Pandya’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in the Employment Agreement.

Under the terms of his employment agreement, as amended, Mr. Forte will receive an annual salary of $185,000. Mr. Forte also received a grant of (i) 80,000 shares of restricted stock and (ii) an option to purchase 110,000 shares of the Company’s common stock, the vesting terms of which are explained below. These equity grants will become fully vested over a period of three years as follows: (i) one-twelfth of the shares subject to the equity grants will vest on June 1, 2009; (ii) one-twelfth of the shares subject to the equity grants will vest on each of the following dates: (A) September 30, 2009, (B) December 31, 2009 and (C) March 31, 2010; (iii) one-third of the shares subject to the equity grants will vest on June 1, 2011; and (iv) one-third of the shares subject to the equity grants will vest on June 1, 2012. In addition, Mr. Forte is entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Forte is also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. For 2009, Mr. Forte’s target bonus was $22,605. For subsequent years, Mr. Forte’s target bonus will be equal to 25% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee, except with respect to 2009, pursuant to which the performance targets shall be mutually agreed upon by Mr. Forte and the Chairwoman of the Board of Directors of the Company. On February 18, 2010, the Company awarded Mr. Forte a bonus in the amount of $19,000 for his service to the Company during 2009. Mr. Forte is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Forte’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

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

17.      Subsequent Events

On February 19, 2010, the Company announced in a Form 8-K filed with the Securities and Exchange Commission, that it had named Charles E. Moore as its Executive Vice President of Technical Operations, effective February 12, 2010. Under the terms of his employment agreement, Mr. Moore will receive an annual salary of $250,000. Mr. Moore will also receive a grant of 379,000 shares of restricted stock, one-third of which will vest on January 4, 2011, one-third of which will vest on January 4, 2012 and one-third of which will vest on January 4, 2013. In addition, Mr. Moore will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Moore will also be eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. Mr. Moore’s target bonus will be equal to 20% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee. Mr. Moore is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition. Mr. Moore’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

On March 23, 2010, the Company announced in a Form 8-K filed with the Securities and Exchange Commission that on March 19, 2010, Hemanshu Pandya, the President and Chief Executive Officer of IGI Laboratories, Inc., resigned as an employee of the Company and as a member of the board of directors, effective April 1, 2010. The Company has named Charles E. Moore its new President and Chief Executive Officer and the board appointed Mr. Moore to fill the vacant board seat created by Mr. Pandya’s resignation, each effective April 1, 2010. Mr. Moore has served as the Company’s Executive Vice President of Technical Operations since February 2010. The Board of Directors of IGI amended Mr. Moore’s February 19, 2010 employment agreement in respect to his new responsibilities with the Company as President and Chief Executive Officer. Under the amended terms of his employment agreement, Mr. Moore will receive an annual salary of $265,000. Mr. Moore will also receive an additional grant of 560,000 restricted shares of common stock. These shares will have a grant date of April 1, 2010 and will vest over three years, in one-third increments beginning after Mr. Moore’s first year of service as the President and Chief Executive Officer. Mr. Moore’s target incentive bonus was also increased to 40% of his base salary for the applicable fiscal year. Further, Mr. Moore is entitled to payment of six months of severance plus a pro-rata portion of his bonus, if he is terminated without cause following the first anniversary of his employment start date. If terminated within the first year, he will not be entitled to a severance payment. As a management director, Mr. Moore will not be entitled to compensation for his service as a member of the board of directors.

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance).

EXHIBIT INDEX

Exhibit
Number	Description

(3.1)	Amended and Restated Certificate of Incorporation of IGI Laboratories, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 12, 2008).
(3.2)	Amended and Restated Bylaws of IGI Laboratories, Inc., effective May 7, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 12, 2008).
(3.3)

Certificate of Designation of the Relative Rights and Preferences of the Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock of IGI Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed March 19, 2009 (the “March 2009 8-K”)).

(3.4)

Certificate of Correction to Correct a Certain Error in the Certificate of Designation of the Relative Rights and Preferences of the Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock (incorporated by reference to Exhibit 3.2 to the March 2009 8-K).

(3.5)

Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of IGI Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2010).

(4.1)

Specimen stock certificate for shares of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 28, 2001 (“the 2000 Form 10-K”)).

(4.2)	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the March 2009 8-K).
(4.3)	Form of Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).
(4.4)	IGI Laboratories, Inc. Common Stock Purchase Warrant in favor of Rockport Venture Securities, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 4.3 to the March 2009 8-K).
(10.1)#	IGI, Inc. 1989 Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held May 11, 1989, File No. 001-08568, filed April 12, 1989).
(10.2)#	IGI, Inc. 1998 Directors Stock Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).
(10.3)#	IGI, Inc. 1999 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342, filed June 30, 2009).
(10.4)

Manufacturing and Supply Agreement dated as of February 14, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K).

(10.5)

Manufacturing and Supply Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Suppliers) and Vetoquinol, USA, Inc. (Purchaser) (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003 (the “2002 Form 10-K”)).

(10.6)

Technological Rights Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Sellers) and Vetoquinol, USA, Inc. (Purchaser) (incorporated by reference to Exhibit 10.94 to the 2002 Form 10-K).

(10.7)	Supplemental Agreement dated May 31, 2002 between IGI, Inc. (Seller) and Vetoquinol, USA, Inc. (Buyer) (incorporated by reference to Exhibit 10.95 to the 2002 Form 10-K).
(10.8)	Amendment dated March 19, 2002, to License Agreement by and among Ethicon, Inc. and IGI, Inc., IGEN, Inc. and Immunogenetics, Inc. (incorporated by reference to Exhibit 10.98 to the 2002 Form 10-K).
(10.9)

Product Development Agreement dated November 10, 2003, between Pure Energy Corporation d/b/a/ Pure Energy of America, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed April 14, 2004 (“the 2003
Form 10-K)).

(10.10)	License Agreement effective December 24, 2003, by and among Michael F. Holick, MD, PhD, A&D Bioscience, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.103 to the 2003 Form 10-K).
(10.11)	License Agreement dated February 9, 2004, between Universal Chemical Technologies, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.104 to the 2003 Form 10-K).
(10.12)

License Agreement by and between Micro-Pak, Inc. (now known as Novavax, Inc.) and IGEN, Inc. effective as of December 13, 1995 (incorporated by reference to Exhibit (10) (v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 29,1996).

(10.13)	Agreement for Development Services dated March 27, 2003, between Chattem, Inc. and IGI, Inc (incorporated by reference to Exhibit 10.107 to the 2003 Form 10-K).
(10.14)

Sublicense Agreement between IGI, Inc. and Tarpan Therapeutics, Inc. dated April 19, 2004 (incorporated by reference to Exhibit 10.109 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 14, 2004).

(10.15)	Amendment of the supply and license agreement between IGI, Inc. and Estée Lauder, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 24, 2004).
(10.16)	License Agreement dated October 11, 2006 between IGI, Inc. and Dermworx Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-KSB filed on April 2, 2007).
(10.17)	Loan and Security Agreement dated, January 29, 2007, in favor of Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-KSB filed on April 2, 2007).
(10.18)

First Amendment to Loan and Security Agreement, dated July 29, 2008, between IGI, Laboratories, Inc. and Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed August 1, 2008).

(10.19)

Second Amendment to Loan and Security Agreement, dated January 26, 2009, between IGI, Laboratories, Inc. and Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed January 29, 2009).

(10.20)

Third Amendment to Loan and Security Agreement by and between IGI Laboratories, Inc. and Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 10.8 to the March 2009 8-K).

(10.21)

Second Amended and Restated Revolving Note, dated January 26, 2009, of IGI Laboratories, Inc., made in favor of Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed January 29, 2009).

(10.22)	Third Amended and Restated Revolving Note in favor of Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 4.4 to the March 2009 8-K).
(10.23)	Note Conversion Agreement by and between IGI Laboratories, Inc. and Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 10.9 to the March 2009 8-K).
(10.24)+	Agreement dated August 21, 2007 between Pharmachem Laboratories and IGI, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form-10QSB filed on November 14, 2007).
(10.25)+	Agreement dated August 23, 2007 between Dermworx, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form-10QSB filed on November 14, 2007).
(10.26)#

Separation Agreement and Release dated September 16, 2008 between IGI Laboratories, Inc. and Carlene Lloyd (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed September 22, 2008).

(10.27)#	Form of Stock Option Award Agreement under the 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q filed November 14, 2008).
(10.28)

Securities Purchase Agreement, by and among IGI Laboratories, Inc. and the purchasers set forth on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.1 to the March 2009
8-K).

(10.29)

Voting Agreement by and among IGI Laboratories, Inc., Signet Healthcare Partners, G.P. and the stockholders of the Company set forth on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.2 to the March 2009 8-K).

(10.30)

Registration Rights Agreement by and among IGI Laboratories, Inc., the purchasers set forth on Schedule A thereto and the placement agent set forth on Schedule B thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.3 to the March 2009 8-K).

(10.31)	Guaranty Agreement by Immunogenetics, Inc. in favor of the parties listed on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.4 to the March 2009 8-K).
(10.32)

Security Agreement by and among IGI Laboratories, Inc., Immunogenetics, Inc. and the secured parties listed on the signature page thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.5 to the March 2009 8-K).

(10.33)

Intellectual Property Security Agreement by and among IGI Laboratories, Inc., Immunogenetics, Inc. and the secured parties listed on the signature page thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.6 to the March 2009 8-K).

(10.34)

Intercreditor Agreement by and among Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., Pinnacle Mountain Partners, LLC and IGI Laboratories, Inc., dated March 13, 2009 (incorporated by reference to Exhibit 10.7 to the March 2009 8-K).

(10.35)#	Indemnification Agreement by and between IGI Laboratories, Inc. and Joyce Erony, dated March 13, 2009 (incorporated by reference to Exhibit 10.10 to the March 2009 8-K).
(10.36)#	Form of Indemnification Agreement for Certain Directors (incorporated by reference to Exhibit 10.11 to the March 2009 8-K).
(10.37)#	IGI, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).
(10.38)#	Employment Agreement dated May 29, 2009 between IGI Laboratories, Inc. and Hemanshu Pandya (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 29, 2009).
(10.39)#	Employment Agreement dated May 18, 2009 between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed May 29, 2009).
(10.40)#

Non-Qualified Stock Option Award Agreement dated May 29, 2009 between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed May 29, 2009).

(10.41)#

Separation of Employment Agreement and General Release between IGI Laboratories, Inc. and Rajiv Mathur dated May 28, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed May 29, 2009).

(10.42)#	IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 2, 2009).
(10.43)#

Form of Non-Qualified Stock Option Agreement under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed July 2, 2009).

(10.44)#

Form of Award Agreement for Restricted Shares under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed July 2, 2009).

(10.45)#

IGI Laboratories, Inc. Form of Award Agreement for Restricted Shares between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (No. 333-160341) filed June 30, 2009).

(10.46)#

IGI Laboratories, Inc. Non-Qualified Stock Option Award Agreement dated June 29, 2009 between IGI Laboratories, Inc. and Hemanshu Pandya (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-160341) filed June 30, 2009).

(10.47)#

IGI Laboratories, Inc. Form of Award Agreement for Restricted Shares between IGI Laboratories, Inc. and Hemanshu Pandya (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (No. 333-160341) filed June 30, 2009).

(10.48)

Form of Securities Purchase Agreement, by and among IGI Laboratories, Inc. and the purchasers thereto, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed March 31, 2010).

(10.49)

Registration Rights Agreement by and among IGI Laboratories, Inc. and the purchasers set forth on Schedule A thereto, dated March 29, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed March 31, 2010).

(21)	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed April 14, 2000).
(23.1)*	Consent of Amper, Politziner & Mattia, LLP
(31.1)*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*

Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.

#

Indicates management contract or compensatory plan.

+

Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.