Form 10-Q
period 2010-03-31
IGI LABORATORIES, INC
filed 2010-05-17
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer's common stock is 17,706,215 shares, net of treasury stock, as of May 11, 2010.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

Three months ended March 31,
	2010	2009
Revenues:
Product sales, net	$ 790	$ 505
Licensing and royalty income	68	88
Research and development income	23	1
Total revenues	881	594

Cost and expenses:
Cost of sales	1,004	600
Selling, general and administrative expenses	907	648
Product development and research expenses	195	119
Operating loss	(1,225)	(773)
Interest income (expense), net	1	(159)

Net loss	(1,224)	(932)

Dividend accreted for beneficial conversion features	-	(970)

Net Loss Attributable to Common Stockholders	$(1,224)	$(1,902)

Basic and diluted loss per share	$ (.07)	$ (.13)

Weighted average shares of common stock outstanding:
Basic and diluted	17,551,447	14,911,218

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31, 2010 (unaudited)	December 31, 2009*
ASSETS
Current assets:
Cash and cash equivalents	$1,462	$1,124
Accounts receivable, less allowance for doubtful accounts of $90 in 2010 and 2009	652	741
Licensing and royalty income receivable	38	67
Inventories	1,254	874
Prepaid expenses and other current assets	366	212
Total current assets	3,772	3,018
Property, plant and equipment, net	2,769	2,764
Restricted cash – long term	54	54
License fee, net	575	600
Other	57	20
Total assets	$7,227	$6,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	729	542
Accrued expenses	434	422
Deferred income, current	252	137
Total current liabilities	1,415	1,101

Deferred income, long term	33	34

Total liabilities	1,448	1,135

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $.01 par value, 100 shares authorized; 50 shares issued and outstanding as of March 31, 2010 and December 31, 2009; liquidation preference - $500,000	500	500
Series B-1 Convertible Preferred stock, $.01 par value, 1,030 shares authorized; 1,006.879 shares issued and outstanding as of March 31, 2010 and December 31, 2009; liquidation preference - $6,042,000	5,852	5,852
Series C Convertible Preferred stock, $.01 par value, 1,550 shares authorized;1,550 and 0 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively; liquidation preference - $1,550,000	1,517	-
Common stock, $.01 par value, 50,000,000 shares authorized; 19,761,987 and 19,302,987 shares issued as of March 31, 2010 and December 31, 2009, respectively	197	193
Additional paid-in capital	32,136	31,975
Accumulated deficit	(33,028)	(31,804)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	5,779	5,321
Total liabilities and stockholders’ equity	$7,227	$6,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

* Derived from the audited December 31, 2009 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,224)	$(932)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	62	63
Amortization of license fee	25	25
Stock-based compensation expense	165	75
Directors’ compensation payable in stock	-	11
Interest expense on convertible note payable	-	12
Amortization of discount on convertible note payable	-	9
Amortization of discount on convertible note payable – related party	-	52
Amortization of debt issuance costs	-	79
Changes in operating assets and liabilities:
Accounts receivable	89	127
Licensing and royalty income receivable	29	(13)
Inventories	(380)	(266)
Prepaid expenses and other current assets	(154)	(48)
Accounts payable and accrued expenses	194	(177)
Deferred income	119	158
Net cash used in operating activities	(1,075)	(825)

Cash flows from investing activities:
Capital expenditures	(67)	(65)
Deposits for capital expenditures	(37)	(80)
Net cash used in investing activities	(104)	(145)

Cash flows from financing activities:
Sale of Series C Convertible preferred stock, net of expenses	1,517	-
Sale of Series B-1 Convertible preferred stock, net of expenses	-	1,073
Proceeds from issuance of convertible note payable, net of expenses	-	4,206
Proceeds from exercise of common stock options	-	1
Net cash provided by financing activities	1,517	5,280

Net increase in cash and cash equivalents	338	4,310
Cash and cash equivalents at beginning of period	1,124	171
Cash and cash equivalents at end of period	$1,462	$4,481

Supplemental cash flow information:
Cash payments for interest	$-	$26
Cash payment for taxes	5	5

Non cash transactions:
Dividend accreted for beneficial conversion features	-	970
Issuance of stock to directors for compensation that was previously accrued	-	21

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2010

(in thousands, except share information)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2009 (Audited)	50	$ 500	1,007	$5,852	-	$ -	19,302,987	$ 193	$ 31,975	$ (31,804)	$ (1,395)	$ 5,321

Issuance of preferred stock pursuant to a private placement net of associated fees of $33					1,550	1,517						1,517
Stock-based compensation expense–stock options									67			67
Stock-based compensation expense–restricted stock									98			98
Restricted stock issuance							459,000	4	(4)			-
Net loss	-	-	-	-	-	-	-	-	-	(1,224)	-	(1,224)

Balance, March 31, 2010 (Unaudited)	50	$ 500	1,007	$5,852	1,550	$1,517	19,761,987	$ 197	$ 32,136	$ (33,028)	$ (1,395)	$ 5,779

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

1.

Organization

IGI Laboratories, Inc. is a Delaware corporation formed in 1977. On May 7, 2008, the stockholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. As used in this report, the terms the “Registrant,” the “Company,” “IGI, Inc.,” “IGI” and “IGI Laboratories” refer to IGI Laboratories, Inc., unless the context requires otherwise. The Company’s office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. IGI is engaged in the formulation, development, manufacture and packaging of topical semi-solid and liquid products for pharmaceutical, cosmeceutical and cosmetic customers. The Company’s strategic plan is to build upon this foundation by expanding into the prescription pharmaceutical arena. This strategy will be based upon three initiatives: increasing the current contract manufacturing services business, developing a generic portfolio of formulations in topical and oral liquid dosage forms, and creating opportunities around the Company’s licensed Novasome® technology and novel dosage forms.

2.

Liquidity

The principal sources of liquidity for IGI Laboratories, Inc. are cash and cash equivalents of approximately $1,462,000 at March 31, 2010 and cash from operations. The Company sustained a net loss attributable to common stockholders of $1,224,000 for the three months ended March 31, 2010 and had working capital of $2,357,000 at March 31, 2010.

The Company’s business operations have been partially funded over the past three years through the exercise of stock options by our directors and officers, through private placements of our capital stock, the line of credit described below and issuance of debt. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

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

On March 13, 2009, the Company completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “2009 Offering”) as more fully described in Footnote 11 below. As a condition to the consummation of the 2009 Offering, on March 13, 2009, the Company and Pinnacle entered into a Third Amendment to Loan and Security Agreement pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the line of credit from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the line of credit will become due and payable on July 31, 2010 and the remaining outstanding loans and advances, together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Third Amended and Restated Revolving Note into shares of the Company’s common stock at a conversion rate of $0.41 per share upon receipt of stockholder approval by the Company of such conversion (the “Note Conversion”). For additional information relating to the Note Conversion, see Footnote 8 below. For additional information relating to the 2009 Offering, see Footnote 11 below.

In connection with the 2009 Offering, certain holders of the Company’s capital stock, then representing approximately 51.7% of the voting power of the outstanding shares of our capital stock entitled to vote to approve the 2009 Offering, entered into a voting agreement, pursuant to which these holders agreed to vote or execute and deliver a written consent in favor of approving the 2009 Offering. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the 2009 Offering and Note Conversion. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of promissory notes issued in the 2009 Offering by the Company to the investment funds affiliated with Signet Healthcare Partners, G.P., together with accrued and unpaid interest, were converted into an aggregate of approximately 804 shares of the Company’s Series B-1 Convertible Preferred Stock and the warrants to purchase shares of the Company’s Series B-2 Preferred Stock issued to these investment funds were cancelled. Additionally, the $500,000 principal amount outstanding under the Pinnacle line of credit was converted into 1,219,512 shares of the Company’s common stock.

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance of the Series C Convertible Preferred Stock).

The Company believes that its operating cash flow along with its existing capital resources and the recently completed Series C Offering as detailed above will go to support its current business plan. The Company may require additional funding. This funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may accomplish this via a strategic alliance with a third party. In addition, there may be additional acquisition and growth opportunities that may require external financing. However, the trading price of the Company’s stock, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

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

Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the three months ended March 31, 2010 and 2009, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents include convertible preferred stock and options and warrants to purchase the Company’s common stock, which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 20,423,446 for 2010 and 6,473,570 for 2009.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended March 31, 2010 and 2009, four of our customers accounted for 70% and five of our customers accounted for 83% of our revenue, respectively. Two of these customers are the same for both periods. Accounts receivable related to the Company’s major customers comprised 63% of all account receivables as of March 31, 2010. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-17 or ASU 2010-17, to provide guidance on defining a milestone under Topic 605 and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions. Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The amendments in this update will be effective prospectively for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010, with early adoption permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, or ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which, among other things, amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The new guidance became effective immediately for financial statements that are issued or available to be issued. As a result, the Company has adopted the ASU 2010-09 effective with this quarterly report. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 or ASU 2009-13, Revenue Recognition (Topic 605), which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

4.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at March 31, 2010 and December 31, 2009 consist of:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 996	$751
Work in progress	52	12
Finished goods	206	111
Total	$1,254	$ 874

5.

Stock-Based Compensation

Under the 1998 Directors Stock Plan, as amended, 600,000 shares of the Company’s common stock are authorized under the plan and reserved for issuance to non-employee directors, in lieu of payment of directors’ fees in cash. The Company issued 59,176 shares in 2009 as consideration for directors’ fees for the fourth quarter of 2008 and the first, second and third quarters of 2009. Directors’ fees were accrued on the Company’s financial statements for each of those quarters. In November 2009, the Company’s Board of Directors approved the elimination of payment of directors’ fees in stock under this plan beginning in the fourth quarter of 2009.

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 1,814,798 options have been granted to non-employee directors through March 31, 2010. [The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.]

A total of 2,892,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's common stock at the time of grant pursuant to the Company’s 1999 Stock Incentive Plan. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant. Awards may no longer be granted pursuant to the Company’s 1999 Stock Incentive Plan.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009, 20 days after the initial mailing of the Company’s Information Statement on Schedule 14C to its stockholders. The Company previously granted awards denominated in its common stock to employees, directors and consultants pursuant to the 1999 Plan. However, pursuant to its terms, as of March 16, 2009 no new awards may be granted under the 1999 Plan. Furthermore, the 1999 Plan only provided for the grant of stock options and restricted stock. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. The 2009 Plan authorizes up to 2,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of March 31, 2010, options to purchase 275,000 shares of common stock were outstanding under the 2009 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the three months ended March 31, 2010

Expected volatility	65.05%
Expected term (in years)	3.23 years
Risk-free rate	1.77%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of March 31, 2010 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of 1/1/2010	2,014,177	$1.12
Issued	105,000	$0.79
Exercised	-	-
Forfeited	(48,750)	$0.93
Expired	(65,000)	$1.95
Outstanding as of 3/31/2010	2,005,427	$1.08

Exercisable as of 3/31/2010	1,226,163	$1.10

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 was $0.13.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2010:

Outstanding:
Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.50	$1.00	388,500	$0.73	6.58
$1.01	$2.00	1,616,927	$1.17	7.61
Total		2,005,427	$1.08	7.41

Exercisable:
Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price
$0.50	$1.00	258,500	$0.68
$1.01	$2.00	967,663	$1.21
Total		1,226,163	$1.10

As of March 31, 2010, the intrinsic value of the options outstanding is $16,710 and the intrinsic value of the options exercisable is $16,710. There were no options exercised during the three months ended March 31, 2010. As of March 31, 2010, there was approximately $132,000 of total unrecognized compensation cost that will be recognized through November 2012 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $98,000 and $0, respectively, of compensation expense during the three months ended March 31, 2010 and 2009 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At March 31, 2010, the Company had approximately $402,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from April 2010 through January 2013.

Non-vested balance at January 1, 2010	801,355	$ 1.06

Changes during the period:
Shares granted	459,000	0.75
Shares vested	(94,651)	1.04
Shares forfeited	—	—

Non-vested balance at March 31, 2010	1,165,704	$ 0.94

See Footnote 13 below regarding restricted stock award to Philip S. Forte, the Company’s Chief Financial Officer.

See Footnote 13 below regarding restricted stock and stock options for Hemanshu Pandya, the Company’s former President and Chief Executive Officer, upon his resignation as of April 1, 2010.

6.

Income Taxes

As a result of the Company’s history of continuing tax losses, the Company has not paid income taxes and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at March 31, 2010 and no significant changes are expected in the next twelve months. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

There was no accrued interest related to unrecognized tax benefits at March 31, 2010.

7.

License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $25,000 related to this agreement for each of the three month periods ended March 31, 2010 and 2009.

8.

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

On March 13, 2009, the Company completed the 2009 Offering as more fully described in Footnote 11 below. As a condition to the consummation of the 2009 Offering, on March 13, 2009, the Company and Pinnacle entered into the Third Amendment to Loan and Security Agreement pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the agreement from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the agreement will become due and payable on July 31, 2010 and the remaining outstanding loans and advances, together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the 2009 Offering, the Company and Pinnacle entered into a note conversion agreement (“Note Conversion Agreement”) dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Third Amended and Restated Revolving Note ( the “Note Payable”) into shares of the Company’s common stock at a conversion rate of $0.41 per share of common stock (the “conversion shares”) upon receipt of stockholder approval by the Company of such conversion. Upon receipt of the conversion shares, the obligations and liabilities of the Company to repay the principal amount of the Note Payable would be deemed satisfied and paid in full. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of the Company’s common stock. For additional information relating to the 2009 Offering, see Footnote 11 below.

9.

Related Party Transactions

For a description of the Company’s Credit Agreement with Pinnacle, a related party, see Footnote 8 above.

10.

Stock Warrants

In connection with the 2009 Offering (See Footnote 11 below), the Company granted its placement agent for the Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expires on March 13, 2012. Until stockholder approval of the 2009 Offering was obtained, this Common Stock Warrant was exercisable for no more than 88,550 shares. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the 2009 Offering. The fair value of the Common Stock Warrant of approximately $102,000 was determined using the Black Scholes model. The factors used in the calculation are as follows: expected volatility of 66.8%, expected term of 3 years and risk-free interest rate of 1.36%. Expected volatility and risk-free interest rates are based upon the expected life of the warrant. The interest rates used are the yield of a 3-year U.S. Treasury Note as of March 13, 2009. Of this amount, $82,000 was deemed to be attributable to the issuance of debt and was capitalized as debt issuance costs. On December 2, 2009, the Common Stock Warrant was amended to include a partial transfer for 87,500 shares of common stock. On December 2, 2009, the warrant to purchase 87,500 was exercised using the “Cashless Exercise” provision and 51,681 shares of common stock were issued.

In connection with a Private Placement Memorandum dated December 10, 2007, the Company entered into a subscription agreement with Univest Management, Inc. EPSP, which granted Univest a warrant to purchase 52,500 shares of common stock at an exercise price of $1.25 per share. This warrant expired on December 10, 2009, two years from issuance.

In connection with a Private Placement Memorandum dated December 4, 2007, the Company entered into a subscription agreement which granted a warrant to purchase 175,000 shares of common stock at an exercise price of $1.25 per share.

These warrants expired on December 4, 2009, two years from issuance.

In connection with the Private Placement transaction executed with Pharmachem, dated February 5, 2007, the Company issued a warrant to purchase 150,000 shares at $1.00 per share to Landmark Financial Corporation as commission on the transaction. During the quarter ended June 30, 2008, Landmark Financial Corporation exercised a portion of the warrant to acquire 25,000 shares of common stock. The remainder of this warrant expired on March 7, 2009.

11.

Convertible Preferred Stock and Convertible Promissory Notes – 2009 Offering

On March 13, 2009, the Company completed a $6,000,000 private placement with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “2009 Offering”). As part of the 2009 Offering, the Company issued 202.9 shares of Series B-1 Preferred Stock, $4,782,600 in Secured Convertible Promissory Notes (“Promissory Notes”), Preferred Stock Purchase Warrants to purchase 797.1 shares of non-voting Series B-2 Preferred Stock (“Preferred Stock Warrants”), a Common Stock Purchase Warrant to purchase 350,000 shares of common stock (“Common Stock Warrant”) and amended its line of credit with Pinnacle. In connection with the 2009 Offering, the Company incurred placement and legal fees of approximately $721,000, resulting in net proceeds of $5,279,000. These fees were recorded as debt issuance costs in the amount of $577,000 and paid-in capital in the amount of $144,000.

The Series B-1 Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of the Series B-1 Preferred Stock is convertible into 14,634 shares of common stock for an implied common stock conversion price of $0.41 per share, subject to certain adjustments and any accrued and unpaid dividends. At the time of issuance, the market price of the common stock into which the Series B-1 Preferred Stock is convertible was greater than the conversion price. The embedded beneficial conversion feature is being accounted for in accordance with ASC 470 relating to “Debt with Conversions and Other Options”. Accordingly, the beneficial conversion feature on the Series B-1 Preferred Stock is approximately $505,000, which represents the amount by which the estimated fair value of the common stock issuable upon conversion exceed the proceeds from such issuance and was treated as a deemed dividend on the date of the 2009 Offering.

The Promissory Notes had a maturity date of July 31, 2009 and an annual interest rate of 5%. On the date of issuance, the Promissory Notes had a fair value of approximately $4,706,000, resulting in a debt discount of $77,000. Furthermore, the Company entered into Guaranty and Security Agreements to guarantee repayment of the Promissory Notes upon maturity. The Promissory Notes were collateralized by the assets of the Company. However, upon approval by the Company’s stockholders of the 2009 Offering, the Promissory Notes, unamortized discount, and any accrued interest automatically converted into Series B-1 Preferred Stock for $6,000 per share and the Preferred Stock Warrants became null and void. The beneficial conversion feature of the Promissory Notes is approximately $1,983,000 which is recorded as a deemed dividend from March 14, 2009 through May 15, 2009. The value of the Preferred Stock Warrants was nominal. Under applicable NYSE Amex rules, the 2009 Offering required stockholder approval, which was obtained at the Company’s 2009 annual meeting of stockholders held on May 15, 2009. Immediately upon stockholder approval, the $4,782,600 aggregate principal amount of Promissory Notes issued in the 2009 Offering, together with accrued and unpaid interest, were converted into an aggregate of 803.979 shares of the Company’s Series B-1 Preferred Stock and the Preferred Stock Warrants issued in the 2009 Offering became null and void.

The Company granted its placement agent for the 2009 Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expires on March 13, 2012. Until stockholder approval of the 2009 Offering was obtained, this Common Stock Warrant was exercisable for no more than 88,550 shares. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the 2009 Offering. The fair value of the Common Stock Warrant of approximately $102,000 was determined using the Black Scholes model. The factors used in the calculation are as follows: expected volatility of 66.8%, expected term of 3 years and risk-free interest rate of 1.36%. Expected volatility and risk-free interest rates are based upon the expected life of the warrant. The interest rates used are the yield of a 3-year U.S. Treasury Note as of March 13, 2009. Of this amount, $82,000 was deemed to be attributable to the issuance of debt and was capitalized as debt issuance costs.

In connection with the 2009 Offering, the Company and Pinnacle entered into the Third Amendment to Loan and Security Agreement. Pinnacle agreed to change the terms of repayment such that 50% of the amount borrowed under the line of credit, or $500,000 as of March 31, 2009 (see Footnote 8 above), would be payable on July 31, 2010 and the remaining balance would be payable on July 31, 2011. Furthermore, the Company and Pinnacle entered into a Note Conversion

Agreement for which Pinnacle agreed to automatically convert the principal amount due under the Third Amended and Restated Revolving Note (the “Note Payable”) into shares of the Company’s Common Stock at a conversion rate of $0.41 per share upon stockholder approval of the Note Conversion. The beneficial conversion feature of the Note Payable of approximately $207,000 was recorded as a debt discount. The fair value of the Note Payable, as modified, was approximately $460,000, resulting in a debt discount of $40,000. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of the Company’s common stock.

Debt discounts and debt issuance costs were amortized using the effective interest method.

12.

Convertible Preferred Stock – 2010 Offering

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance of the Series C Convertible Preferred Stock).

13.

Changes in Management

On February 19, 2010, the Company announced in a Form 8-K filed with the Securities and Exchange Commission, that it had named Charles E. Moore as its Executive Vice President of Technical Operations, effective February 12, 2010. Under the terms of his employment agreement, Mr. Moore will receive an annual salary of $250,000. Mr. Moore also received a grant of 379,000 shares of restricted stock, one-third of which will vest on January 4, 2011, one-third of which will vest on January 4, 2012 and one-third of which will vest on January 4, 2013. In addition, Mr. Moore will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Moore will also be eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. Mr. Moore’s target bonus will be equal to 20% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee. Mr. Moore is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition. Mr. Moore’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

Additionally, in the Form 8-K filed on February 19, 2010, the Company announced that the Employment Agreement between Philip S. Forte and the Company dated May 18, 2009 as filed with the Securities and Exchange Commission on Form 8-K on May 29, 2009, was amended to provide Mr. Forte with one-year base salary continuation (instead of six months of salary continuation as previously provided for his Employment Agreement) in the event of his termination by the Company without cause. On February 18, 2010, the Company also (i) increased Mr. Forte’s base salary to $185,000 and (ii) granted Mr. Forte 80,000 shares of restricted stock which vest as follows: (A) one-twelfth of the shares vested as of February 12, 2010; (B) one-twelfth of the shares shall vest on each of the following dates: (x) June 30, 2010, (y) September 30, 2010 and (z) December 31, 2010; (C) one-third of the shares shall vest on February 12, 2011 and (D) one-third of the shares shall vest on February 12, 2012.

On March 23, 2010, the Company announced in a Form 8-K filed with the Securities and Exchange Commission that on March 19, 2010, Hemanshu Pandya, the President and Chief Executive Officer of the Company, resigned as an employee of the Company and as a member of the board of directors, effective April 1, 2010. Upon the effective date of his resignation, Mr Pandya retained the 324,968 restricted shares of common stock that were vested and forfeited the 650,032 restricted shares of common stock that were not vested per his Restricted Stock Agreement. Additionally, Mr. Pandya has 90 days from April 1, 2010 to exercise his 176,718 vested stock options, and he forfeited 353,427 stock options that were not vested per his Option Agreement. In connection with Mr. Pandya’s resignation, the Company appointed Charles E. Moore its new

President and Chief Executive Officer and to fill the vacant board seat created by Mr. Pandya’s resignation, each effective April 1, 2010. The Board of Directors of IGI amended Mr. Moore’s February 19, 2010 employment agreement in respect to his new responsibilities with the Company as President and Chief Executive Officer. Under the amended terms of his employment agreement, Mr. Moore will receive an annual salary of $265,000. Mr. Moore also received an additional grant of 560,000 restricted shares of common stock. These shares will have a grant date of April 1, 2010 and will vest over three years, in one-third increments beginning after Mr. Moore’s first year of service as the President and Chief Executive Officer. Mr. Moore’s target incentive bonus was also increased to 40% of his base salary for the applicable fiscal year. Further, Mr. Moore is entitled to payment of six months of severance plus a pro-rata portion of his bonus, if he is terminated without cause following the first anniversary of his employment start date. If terminated within the first year, he will not be entitled to a severance payment.

14.

Subsequent Event

On April 22, 2010, a complaint for patent infringement was filed by Ferndale Laboratories Inc. against PruGen, Inc. and the Company in the United States District Court – Eastern District of Michigan (Detroit) relating to U.S. Patent No. 5,635,497 (the '497 Patent) entitled “Topical Application Compositions.” Ferndale is the licensee of the ‘497 Patent, which is owned by Astrellas Pharma Europe B.V. The Complaint alleges infringement of the ‘497 Patent by PruGen and the Company in the manufacturing, using, selling and offering to sell their PruVel product. The Company is identified in the Complaint as PruGen’s contract-manufacturer of the PruVel product. Ferndale is seeking unspecified money damages and injunctive relief.

The Company is evaluating the ‘497 Patent and the PruVel product in order to assess issues of non-infringement, invalidity and unenforceability of the ‘497 Patent. The Company is also evaluating whether co-defendant PruGen may be responsible to indemnify the Company in the event liability and damages are possibly found.

Although the Complaint has been filed, it has not been served on the Company. Discussions and negotiations between Ferndale, PruGen and the Company are ongoing. The Company seeks to avoid litigation if possible, however, the Company believes the material allegations in the complaint with respect to the Company are without merit and intends to vigorously defend any litigation should this matter proceed to litigation.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On March 13, 2009, we completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P. as more fully described in Footnote 11 to our Consolidated Financial Statements.

On March 29, 2010 the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5% when and if declared by the Board of Directors. Futhermore, each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by $0.69 (the closing price of the Company’s Stock on the date of issuance of the Series C Convertible Preferred Stock).

Results of Operations

Three months ended March 31, 2010 compared to March 31, 2009

The Company had a net loss attributable to common stockholders of $1,224,000, or $0.07 per share, for the three months ended March 31, 2010, compared to $1,902,000, or $0.13 per share, in the comparable period for 2009, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2010	2009	$ Change	% Change
Product sales	$ 790	$ 505	$ 285	56%
Research and development income	23	1	22	2,200%
Licensing and royalty income	68	88	(20)	(23)%
Total Revenues	$ 881	$ 594	$ 287	48%

The increase in product sales for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to increased annual product sales to the Company’s major customers. Research and development income will not be consistent and will vary, from quarter to quarter, depending on the required timeline of each development project; the increase in research and development income during the period ended March 31, 2010 as compared to the same period in 2009 is attributable to this variance. Licensing and royalty income decreased as a result of a decrease in sales of royalty- bearing products.

Costs and expenses (in thousands):

	2010	2009	$ Change	% Change
Cost of sales	$ 1,004	$ 600	$ 404	67%
Selling, general and administrative	907	648	259	40%
Product development and research	195	119	76	64%
Totals costs and expenditures	$ 2,106	$ 1,367	$ 739	54%

Cost of sales increased for the three months ended March 31, 2010 as a result of the increase in product sales. Cost of sales as a percent of product sales can vary depending on product mix. Cost of sales as a percentage of product sales was 127% for the three month period ended March 31, 2010 as compared to 119% for the comparable period in 2009. The increase in the cost of sales percentage was primarily due to our underutilized manufacturing capacity which led to unabsorbed overhead expenses.

Selling, general and administrative expenses for the three month period ended March 31, 2010 increased as compared to the same period in 2009 as a result of employees’ compensation payable in stock of $87,000, an increase of $170,000 in salaries, an increase in expense from the issuance of stock options of $16,000 and an increase in board of directors fees of $20,000, partially offset by a decrease in professional and consulting fees of $36,000.

Product development and research expenses for the three months ended March 31, 2010 increased as compared to the same period for 2009 due to an increase of $32,000 in supplies, an increase of $16,000 in consulting fees, an increase of $17,000 in salaries and an increase in expense from the issuance of stock options of $8,000.

Interest (Expense) Income (in thousands):

	2010	2009	$ Change	% Change
Interest Expense	$ -	$ (160)	$ (160)	(100)%
Interest Income	$ 1	$ 1	$ -	0%

Interest expense decreased for the three months ended March 31, 2010 as compared to the same period in 2009 due to the fact that there was no debt outstanding during the three months ended March 31, 2010.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	2010	2009	$ Change	% Change
Net loss attributable to common stockholders	$ (1,224)	$ (1,902)	$ (678)	(36)%
Net loss per share	(.07)	(.13)	(.06)	(46)%

The decrease in net loss attributable to common stockholders for the three months ended March 31, 2010 as compared to the same period in 2009 is due to approximately $151,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the 2009 Offering (see Footnote 11 to our Consolidated Financial Statements) that were included in interest expense and the dividend accreted for beneficial conversion features of $970,000 for 2009, as well as the items noted above.

Liquidity and Capital Resources

The Company's operating activities used $1,075,000 of cash during the three months ended March 31, 2010 compared to $825,000 used in the comparable period of 2009. The use of cash for both the three months ended March 31, 2010 and 2009 was substantially a result of the net loss for the period.

The Company’s investing activities used $104,000 of cash in the three months ended March 31, 2010 compared to $145,000 of cash used in investing activities in the first three months of 2009. The funds used for the period ended March 31, 2010 were for additional equipment and related services for the analytical area, and the funds used for the period ended March 31, 2009 were for additional equipment and improvements for the packaging and filling lines.

The Company's financing activities provided $1,517,000 of cash in the three months ended March 31, 2010 compared to $5,280,000 provided in the three months ended March 31, 2009. The cash provided for the three month period ended March 31, 2010 is the proceeds of the Series C Convertible Preferred Stock financing as more fully described in Footnote 12 to the Company’s Consolidated Financial Statements. The cash provided for the three month period ended March 31, 2009 is mainly from the proceeds of the Series B-1 Convertible Preferred Stock financing and the Note Payable as more fully described in Footnote 11 to the Company’s Consolidated Financial Statements.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $1,462,000 at March 31, 2010 and future cash from operations. The Company had working capital of $2,357,000 at March 31, 2010.

We believe that our operating cash flow along with our existing capital resources will go to support our current business plan. The Company may require additional funding. This funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. In addition, there may be additional acquisition and growth opportunities that may require external financing. However, the trading price of our stock, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as of the date of this report.

Critical Accounting Policies and Estimates

IGI’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Please refer to the Company’s Form 10-K for the year ended December 31, 2009 for a complete list of all Critical Accounting Policies and Estimates. See also Footnote 3 to the Company’s Consolidated Financial Statements.

ITEM 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

On April 22, 2010, a complaint for patent infringement was filed by Ferndale Laboratories Inc. against PruGen, Inc. and the Company in the United States District Court – Eastern District of Michigan (Detroit) relating to U.S. Patent No. 5,635,497 (the '497 Patent) entitled “Topical Application Compositions.” Ferndale is the licensee of the ‘497 Patent, which is owned by Astrellas Pharma Europe B.V. The Complaint alleges infringement of the ‘497 Patent by PruGen and the Company in the manufacturing, using, selling and offering to sell their PruVel product. The Company is identified in the Complaint as PruGen’s contract-manufacturer of the PruVel product. Ferndale is seeking unspecified money damages and injunctive relief.

The Company is evaluating the ‘497 Patent and the PruVel product in order to assess issues of non-infringement, invalidity and unenforceability of the ‘497 Patent. The Company is also evaluating whether co-defendant PruGen may be responsible to indemnify the Company in the event liability and damages are possibly found.

Although the Complaint has been filed, it has not been served on the Company. Discussions and negotiations between Ferndale, PruGen and the Company are ongoing. The Company seeks to avoid litigation if possible, however, the Company believes the material allegations in the complaint with respect to the Company are without merit and intends to vigorously defend any litigation should this matter proceed to litigation.

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

ITEM 1A.  Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Four of our customers accounted for 70% of our revenue for the three months ended March 31, 2010 and five of our customers accounted for 83% of our revenue for the three months ended March 31, 2009. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last seven years, and no net income has been available to common stockholders during each of these years. As of March 31, 2010, our stockholders’ equity was $5.8 million and we had an accumulated deficit of $33 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the three months ended March 31, 2010, the average daily trading volume of our common stock on the NYSE Amex was approximately 3,650 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our common stock could be delisted and our stock price could suffer.

On May 6, 2008, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our 2003, 2004, 2005, 2006, 2007, 2008 and 2009 fiscal years. Our stockholders’ equity at March 31, 2010 was $5.8 million.

On June 8, 2008, we submitted a plan to NYSE Amex for compliance with the continued listing standards. On July 15, 2008, NYSE Amex notified us of its acceptance and granted us an extension until May 6, 2009 to regain compliance subject to periodic review by NYSE Amex during the extension period.

On March 13, 2009, we completed a $6,000,000 private placement offering with certain investment funds affiliated with Signet Healthcare Partners, G.P. In recognition of our efforts in connection with the offering, NYSE Amex granted us an extension from May 6, 2009 until May 31, 2009 to regain compliance with these continued listing standards.

On June 19, 2009, we were notified by NYSE Amex that we had resolved its continued listing deficiencies and would retain our status as a listed issuer on NYSE Amex. However, as of March 31, 2010 and December 31, 2009, our stockholders equity had again fallen below the $6 million threshold and we may again be notified of a listing deficiency.

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

Our current principal stockholders, directors and executive officers beneficially own approximately 70% of our outstanding capital stock entitled to vote. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance of the Series C Convertible Preferred Stock).

The Offering was made pursuant to the exemption from registration provided for under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibit Number	Description

3.1

Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of IGI Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2010).

10.1

Form of Securities Purchase Agreement, by and among IGI Laboratories, Inc. and the purchasers thereto, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed March 31, 2010).

10.2

Registration Rights Agreement by and among IGI Laboratories, Inc. and the purchasers set forth on Schedule A thereto, dated March 29, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed March 31, 2010).

10.3*#	Amended and Restated Employment Agreement dated February 18, 2010 between IGI Laboratories, Inc. and Philip S. Forte.

10.4*#	Amended and Restated Employment Agreement dated April 1, 2010 between IGI Laboratories, Inc. and Charles Moore.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.

#

Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI Laboratories, Inc.

Date: May 17, 2010	By:	/s/ Charles E. Moore
Charles E. Moore President and Chief Executive Officer

Date: May 17, 2010	By:	/s/Philip Forte
Philip Forte Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1

Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of IGI Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2010).

10.1

Form of Securities Purchase Agreement, by and among IGI Laboratories, Inc. and the purchasers thereto, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed March 31, 2010).

10.2

Registration Rights Agreement by and among IGI Laboratories, Inc. and the purchasers set forth on Schedule A thereto, dated March 29, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed March 31, 2010).

10.3*#	Amended and Restated Employment Agreement dated February 18, 2010 between IGI Laboratories, Inc. and Philip S. Forte.

10.4*#	Amended and Restated Employment Agreement dated April 1, 2010 between IGI Laboratories, Inc. and Charles Moore.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.

#

Indicates management contract or compensatory plan.