Form 10-Q
period 2010-06-30
IGI LABORATORIES, INC
filed 2010-08-16
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer's common stock is 17,714,548 shares, net of treasury stock, as of August 6, 2010.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$ 1,493	$ 999	$ 2,283	$ 1,504
Research and development income	160	64	183	66
Licensing and royalty income	91	79	158	166
Total revenues	1,744	1,142	2,624	1,736

Cost and expenses:
Cost of sales	1,562	929	2,473	1,529
Selling, general and administrative expenses	814	1,311	1,722	1,959
Product development and research expenses	368	151	655	269
Operating loss	(1,000)	(1,249)	(2,226)	(2,021)

Interest income (expense) and other income, net	1	(791)	3	(951)

Net loss	(999)	(2,040)	(2,223)	(2,972)

Dividend accreted for beneficial conversion features	-	(1,518)	-	(2,488)

Net Loss Attributable to Common Stockholders	$ (999)	$(3,558)	$(2,223)	$(5,460)

Basic and diluted loss per share	$ (.06)	$ (.23)	$ (.13)	$ (.36)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and diluted	17,706,215	15,571,391	17,629,259	15,243,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30, 2010 (unaudited)	December 31, 2009*
ASSETS
Current assets:
Cash and cash equivalents	$258	$1,124
Accounts receivable, less allowance for doubtful accounts of $90 in 2010 and 2009	999	741
Licensing and royalty income receivable	128	67
Inventories	1,156	874
Prepaid expenses and other current assets	256	212
Total current assets	2,797	3,018
Property, plant and equipment, net	2,831	2,764
Restricted cash – long term	54	54
License fee, net	550	600
Other	57	20
Total assets	$6,289	$6,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$742	$542
Accrued expenses	271	422
Deferred income, current	196	137
Capital lease obligation, current	37	-
Total current liabilities	1,246	1,101

Long term liabilities:
Deferred income, long term	32	34
Capital lease obligation, long term	77	-
Total long term liabilities	109	34

Total liabilities	1,355	1,135

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $.01 par value, 100 shares authorized; 50 shares issued and outstanding as of June 30, 2010 and December 31, 2009; liquidation preference - $500,000	500	500
Series B-1 Convertible Preferred stock, $.01 par value, 1,030 shares authorized; 1,006.879 shares issued and outstanding as of June 30, 2010 and December 31, 2009; liquidation preference - $ 6,351,466	5,852	5,852
Series C Convertible Preferred stock, $.01 par value, 1,550 shares authorized; 1,550 and 0 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively; liquidation preference - $ 1,569,959	1,517	-
Common stock, $.01 par value, 50,000,000 shares authorized; 19,671,955 and 19,302,987 shares issued 17,706,215 and 17,337,247 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	196	193
Additional paid-in capital	32,291	31,975
Accumulated deficit	(34,027)	(31,804)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	4,934	5,321
Total liabilities and stockholders' equity	$6,289	$6,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

* Derived from the audited December 31, 2009 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,223)	$(2,972)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	132	126
Amortization of license fee	50	50
Provision for write down of inventory	96	-
Stock-based compensation expense	319	154
Directors’ compensation payable in stock	-	32
Interest expense on convertible note payable	-	41
Amortization of discount on convertible note payable	-	33
Amortization of discount on convertible note payable – related party	-	211
Amortization of debt issuance costs	-	659
Changes in operating assets and liabilities:
Accounts receivable	(258)	91
Licensing and royalty income receivable	(61)	30
Inventories	(378)	(249)
Prepaid expenses and other current assets	(44)	(54)
Accounts payable and accrued expenses	49	363
Deferred income	57	121
Net cash used in operating activities	(2,261)	(1,364)

Cash flows from investing activities:
Capital expenditures	(77)	(437)
Deposit for capital lease	(37)	-
Net cash used in investing activities	(114)	(437)

Cash flows from financing activities:
Sale of Series C Convertible Preferred Stock, net of expenses	1,517	-
Principal payments on capital lease obligation	(8)	-
Sale of Series B-1 Convertible Preferred Stock, net of expenses	-	1,073
Proceeds from issuance of convertible note payable, net of expenses	-	4,206
Proceeds from exercise of common stock options and warrant	-	1
Net cash provided by financing activities	1,509	5,280

Net increase (decrease) in cash and cash equivalents	(866)	3,479
Cash and cash equivalents at beginning of period	1,124	171
Cash and cash equivalents at end of period	$258	$3,650

Supplemental cash flow information:
Cash payments for interest	$1	$14
Cash payment for taxes	2	11

Non cash transactions:
Equipment financed	$122	$-
Dividend accreted for beneficial conversion features	-	2,488
Issuance of stock to directors for compensation that was previously accrued	-	20
Conversion of note payable and accrued interest to Series B-1 Convertible Preferred Stock	-	4,779
Conversion of note payable – related party – to common stock	-	464

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2010

(in thousands, except share information)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2009 (Audited)	50	$ 500	1,007	$5,852	-	$ -	19,302,987	$ 193	$ 31,975	$ (31,804)	$(1,395)	$ 5,321

Issuance of preferred stock pursuant to a private placement, net of associated fees of $33					1,550	1,517						1,517
Stock-based compensation expense - stock options									131			131
Stock-based compensation expense - restricted stock									188			188
Restricted stock issuance							1,019,00	10	(10)			-
Restricted stock forfeiture							(650,032)	(7)	7			-
Net loss	-	-	-	-	-	-	-	-	-	(2,223)	-	(2,223)

Balance, June 30, 2010 (Unaudited)	50	$ 500	1,007	$5,852	1,550	$1,517	19,671,955	$ 196	$ 32,291	$ (34,027)	$(1,395)	$ 4,934

The accompanying notes are an integral part of the condensed consolidated financial statements

.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from those audited consolidated financial statements. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

2.

Liquidity

The principal sources of liquidity for IGI Laboratories, Inc. are cash and cash equivalents of approximately $258,000 at June 30, 2010 and cash from operations. The Company sustained a net loss attributable to common stockholders of approximately $2,223,000 for the six months ended June 30, 2010 and had working capital of approximately $1,551,000 at June 30, 2010.

The Company’s business operations have been partially funded over the past three years through the exercise of stock options by our directors and officers, through private placements of our capital stock, the line of credit described below and issuance of debt. As described more fully in Footnotes 8, 10, 11 and 12, we raised an aggregate of $5,304,000 in 2009 and $1,517,000 for the six months ended June 30, 2010 principally from private equity investors. We may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

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

We believe that we need to be supplemented by an additional capital infusion in the fourth quarter of 2010 to support our long term business plan. However, the trading price of our common stock, our pending application to continue listing our common stock on NYSE Amex, a downturn in the U.S. equity and debt markets or the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. In the event we do not obtain such financing, we will look to accelerate our partnering opportunities, thereby deflecting a portion of development costs, while delaying certain projects to further avoid costs.

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

Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the six months ended June 30, 2010 and 2009 and the three months ended June 30, 2010 and 2009, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents include convertible preferred stock and options and warrants to purchase the Company’s common stock, which were excluded from the net loss per share calculations due to their anti-dilutive effect, and amounted to 20,105,947 for 2010 and 18,902,462 for 2009.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended June 30, 2010 and 2009, one of our customers accounted for 46% and two of our customers accounted for 26% of our revenue, respectively. For the six months ended June 30, 2010 and 2009, two of our customers accounted for 51% and three of our customers accounted for 36% of our revenue, respectively. Two of these customers are the same for the six months ended June 30, 2010 and 2009. Accounts receivable related to the Company’s major customers comprised 53% of all account receivables as of June 30, 2010. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, provided guidance under ASC 605 on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions. Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The Company adopted this standard for the three month period ending June 30, 2010 and the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASC 855, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which, among other things, amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The new guidance became effective immediately for financial statements that are issued or available to be issued. As a result, the Company has adopted ASC 855 effective with this quarterly report. The adoption of ASC 855 did not have a material impact on the Company’s condensed consolidated financial statements.

Reclassification of Prior Period Balances

Certain prior quarter balances have been reclassified to conform to the current quarter financial statement presentation. This reclassification of Quality Analytical expenses from January to June which related to the Company’s work performed for ANDA filing for FDA submission has no impact on net loss or cash flows for prior fiscal periods.

4.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at June 30, 2010 and December 31, 2009 consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 994	$ 751
Work in progress	55	12
Finished goods	107	111
Total	$1,156	$ 874

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

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 1,814,798 options have been granted to non-employee directors through June 30, 2010. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of June 30, 2010, options to purchase 275,000 shares of common stock were outstanding under the 2009 Plan and 1,443,968 shares of restricted stock had been granted under the 2009 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the six months ended June 30, 2010

Expected volatility	65.1%
Expected term (in years)	3.2 years
Risk-free rate	1.77%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of June 30, 2010 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2010	2,014,177	$1.12
Issued	105,000	$0.79
Exercised	-	-
Forfeited	(577,943)	$1.08
Expired	(65,000)	$1.95
Outstanding as of June 30, 2010	1,476,234	$1.08

Exercisable as of June 30, 2010	1,117,480	$1.09

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended June 30, 2010 was $0.13.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2010:

Outstanding:
Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.50	$1.00	388,500	$0.73	6.33
$1.01	$1.50	1,030,718	$1.18	7.56
$1.51	$2.00	57,016	$1.52	3.51
Total		1,476,234	$1.08	7.08

Exercisable:
Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price
$0.50	$1.00	266,833	$0.69
$1.01	$1.50	793,631	$1.20
$1.51	$2.00	57,016	$1.52
Total		1,117,480	$1.09

As of June 30, 2010, the intrinsic value of the options outstanding is $108,785 and the intrinsic value of the options exercisable is $85,518. There were no options exercised during the six months ended June 30, 2010. As of June 30, 2010, there was approximately $97,145 of total unrecognized compensation cost that will be recognized through November 2012 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $189,000 and $93,000, respectively, of compensation expense during the six months ended June 30, 2010 and 2009 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At June 30, 2010, the Company had approximately $697,651 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from July 2010 through April 2013.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2010	801,355	$ 1.06

Changes during the period:
Shares granted	1,019,000	0.71
Shares vested	(101,315)	1.02
Shares forfeited	(650,032)	1.07

Non-vested balance at June 30, 2010	1,069,008	$ 0.73

See Footnote 13 below regarding restricted stock award to Philip S. Forte, the Company’s Chief Financial Officer and Charles E. Moore, CEO and President.

See Footnote 13 below regarding restricted stock and stock options for Hemanshu Pandya, the Company’s former President and Chief Executive Officer, upon his resignation as of April 1, 2010.

6.

Income Taxes

As a result of the Company’s history of continuing tax losses, the Company has not paid income taxes and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at June 30, 2010 and no significant changes are expected in the next twelve months. The tax years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

There was no accrued interest related to unrecognized tax benefits at June 30, 2010.

7.

License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $50,000 related to this agreement for each of the six month periods ended June 30, 2010 and 2009.

8.

Note Payable

On January 26, 2009, the Company signed the Second Amendment to Loan and Security Agreement, which amended and restated the Loan and Security Agreement, as amended, with Pinnacle Mountain Partners, LLC (“Pinnacle”). This Second Amendment to Loan and Security Agreement extended the maturity date of the $500,000 maximum loan amount from January 31, 2009 to July 31, 2009, with interest at 8.5% (rather than prime plus 1.5%). As in the original Loan and Security Agreement, as amended, loans under this amendment were collateralized by the assets of the Company (other than real property). The Company borrowed $500,000 under this Second Amendment to Loan and Security Agreement as of May 15, 2009 and incurred associated interest expense of $14,065 for the period January 1, 2009 to May 15, 2009 (date of conversion).

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

9.

Related Party Transactions

For a description of the Company’s Credit Agreement with Pinnacle and the Private Placement with Signet Healthcare Partners, G.P the related parties, see Footnotes 8 above and 11 below respectively

10.

Stock Warrants

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

The Series B-1 Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of the Series B-1 Preferred Stock is convertible into 14,634 shares of common stock for an implied common stock conversion price of $0.41 per share, subject to certain adjustments and any accrued and unpaid dividends. At the time of issuance, the market price of the common stock into which the Series B-1 Preferred Stock is convertible was greater than the conversion price. The embedded beneficial conversion feature is being accounted for in accordance with ASC 470 relating to “Debt with Conversions and Other Options”. Accordingly, the beneficial conversion feature on the Series B-1 Preferred Stock is approximately $505,000, which represents the amount by which the estimated fair value of the common stock issuable upon conversion exceeds the proceeds from such issuance and was treated as a deemed dividend on the date of the 2009 Offering.

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

The Company granted its placement agent for the 2009 Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expires on March 13, 2012, as described more fully in Footnote 10.

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

Debt discounts and debt issuance costs were amortized using the effective interest method. No amounts were outstanding at December 31, 2009 or June 30, 2010.

12.

Convertible Preferred Stock – 2010 Offering

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance of the Series C Convertible Preferred Stock). Liquidation preference is the original cost plus undeclared dividends and amounted to $1,569,959 at June 30, 2010.

13.

Changes in Management

On February 19, 2010, the Company announced in a Form 8-K filed with the Securities and Exchange Commission, that it had named Charles E. Moore as its Executive Vice President of Technical Operations, effective February 12, 2010. Under the terms of his employment agreement, Mr. Moore will receive an annual salary of $250,000. Mr. Moore also received a grant of 379,000 shares of restricted stock, one-third of which will vest on January 4, 2011, one-third of which will vest on January 4, 2012 and one-third of which will vest on January 4, 2013, so long as he is employed by the Company on each such vesting date. In addition, Mr. Moore will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Moore will also be eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. Mr. Moore’s target bonus will be equal to 20% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee. Mr. Moore is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition. Mr. Moore’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

Additionally, in the Form 8-K filed on February 19, 2010, the Company announced that the Employment Agreement between Philip S. Forte and the Company dated May 18, 2009 as filed with the Securities and Exchange Commission on Form 8-K on May 29, 2009, was amended to provide Mr. Forte with one-year base salary continuation (instead of six months of salary continuation as previously provided for his Employment Agreement) in the event of his termination by the Company without cause. On February 18, 2010, the Company also (i) increased Mr. Forte’s base salary to $185,000 and (ii) granted Mr. Forte 80,000 shares of restricted stock which vest as follows: (A) one-twelfth of the shares vested as of February 12, 2010; (B) one-twelfth of the shares shall vest on each of the following dates: (x) June 30, 2010, (y) September 30, 2010 and (z) December 31, 2010; (C) one-third of the shares shall vest on February 12, 2011 and (D) one-third of the shares shall vest on February 12, 2012, so long as he is employed by the company on each such vesting date.

On March 23, 2010, the Company announced in a Form 8-K filed with the Securities and Exchange Commission that on March 19, 2010, Hemanshu Pandya, the President and Chief Executive Officer of the Company, resigned as an employee of the Company and as a member of the board of directors, effective April 1, 2010. Upon the effective date of his resignation, Mr. Pandya retained the 324,968 restricted shares of common stock that were vested and forfeited the 650,032 restricted shares of common stock that were not vested per his Restricted Stock Agreement. Additionally, Mr. Pandya had 90 days from April 1, 2010 to exercise his 176,718 vested stock options, and he forfeited 353,427 stock options that were not vested per his Option Agreement. In connection with Mr. Pandya’s resignation, the Company appointed Charles E. Moore its new President and Chief Executive Officer and to fill the vacant board seat created by Mr. Pandya’s resignation, each effective April 1, 2010. The Board of Directors of IGI amended Mr. Moore’s February 19, 2010 employment agreement in respect to his new responsibilities with the Company as President and Chief Executive Officer. Under the amended terms of his employment agreement, Mr. Moore would receive an annual salary of $265,000. Mr. Moore also received an additional grant of 560,000 restricted shares of common stock. These shares had a grant date of April 1, 2010 and would vest over three years, in one-third increments beginning after Mr. Moore’s first year of service as the President and Chief Executive Officer. Mr. Moore’s target incentive bonus was also increased to 40% of his base salary for the applicable fiscal year. Further, Mr. Moore would be entitled to payment of six months of severance plus a pro-rata portion of his bonus, if he was terminated without cause following the first anniversary of his employment start date. If terminated within the first year, he would not be entitled to a severance payment.

14.

Legal

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

On June 30, 2010, discussions and negotiations among Ferndale, PruGen and the Company resulted in a Settlement Agreement between the parties and the withdrawal of the complaint by Ferndale against PruGen Inc. and the Company. Pursuant to the Settlement Agreement, IGI agreed not to manufacture any product or composition which falls within the ‘497 Patent. Part of the Settlement Agreement also requires PruGen and the Company to destroy any inventory of the PruVel product in their possession after June 30, 2010 and to provide evidence of destruction to Ferndale. The Company complied with the Settlement Agreement and provided supporting evidence to Ferndale to the effect that it did not have any inventory of the PruVel product and that was duly acknowledged by Ferndale. The Company is presently awaiting the final letter from Ferndale confirming the resolution of the claim.

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

Contract manufacturing services will continue to be crucial to IGI’s success. The customer base for these services is cosmetic, cosmeceutical and over-the-counter (“OTC”) product marketers who require product development/manufacturing support. This is a highly-competitive market with a number of larger, greater-resourced companies offering similar services. IGI looks to create niche opportunities for itself by providing high quality, customer-oriented service.

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

Results of Operations

Three months ended June 30, 2010 compared to June 30, 2009

The Company had a net loss attributable to common stockholders of $999,000, or $0.06 per share, for the three months ended June 30, 2010, compared to $3,558,000, or $0.23 per share, in the comparable period for 2009, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2010	2009	$ Change	% Change
Product sales	$1,493	$ 999	$494	49%
Research and development income	160	64	96	150%
Licensing and royalty income	91	79	12	15%
Total Revenues	$1,744	$1,142	$602	53%

The increase in product sales for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to increased annual product sales reflecting the strong customer relationships established with the Company’s major customers. Research and development income will not be consistent and will vary, from quarter to quarter, depending on the required timeline of each development project; however the increase in research and development income during the period ended June 30, 2010 as compared to the same period in 2009 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing and royalty income increased as a result of our major customer’s renewed interest in utilizing the Company’s Novasome® technology in their products.

Costs and expenses (in thousands):

	2010	2009	$ Change	% Change
Cost of sales	$1,562	$ 929	$ 633	68%
Selling, general and administrative	814	1,311	(497)	38%
Product development and research	368	151	217	144%
Totals costs and expenditures	$2,744	$2,391	$ 353	15%

Cost of sales increased for the three months ended June 30, 2010 as a result of the increased product sales and reserves for obsolete and expired inventory. Cost of sales as a percent of product sales can vary depending on product mix. Cost of sales, excuding inventory reserves, as a percentage of product sales was 91% for the three month period ended June 30, 2010 as compared to 92% for the comparable period in 2009. The cost of sales percentage is in line with that of the previous year, if inventory reserves are excluded from the computation.

Selling, general and administrative expenses for the three month period ended June 30, 2010 decreased as compared to the same period in 2009 as the prior period included the severance expense of $341,000 for our former President and Chief Executive Officer per his 2009 separation agreement, a decrease of $198,900 in consulting fees, a decrease in recruiting fees of $59,500, a decrease of $12,500 in commission expense, a decrease of $16,900 in shareholder relations expense, offset by an increase in employees’ compensation payable in stock/stock options of $58,000, an increase of $76,300 in salaries, an increase of $20,100 in travel related expenses and an increase of $9,700 in employee benefit expenses.

Product development and research expenses for the three months ended June 30, 2010 increased as compared to the same period for 2009 due to an increase of $9,000 in supplies and outside testing, an increase of $25,100 in consulting fees, $102,000 due to the establishment of a fully staffed Quality Analytical department, an increase in recruiting fees of $13,500, an increase in professional fees of $31,000 and an increase in expense from the issuance of stock options of $36,400.

Interest (Expense) Income (in thousands):

	2010	2009	$ Change	% Change
Interest Expense	$(1)	$(797)	$(796)	(100)%
Interest Income	$ -	$ 6	$ (6)	(100)%

Interest expense decreased for the three months ended June 30, 2010 as compared to the same period in 2009 due to approximately $792,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 11 to the Company’s Consolidated Financial Statements) that were included in interest expense in 2009. Interest income decreased for the three months ended June 30, 2010 as compared to the same period in 2009 due to lower average cash balances in 2010.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	2010	2009	$ Change	% Change
Net loss attributable to common stockholders	$(999)	$(3,558)	$(2,559)	(72)%
Net loss per share	(.06)	(.23)	(.17)	(74)%

The decrease in net loss attributable to common stockholders for the three months ended June 30, 2010 as compared to the same period in 2009 is due to approximately $792,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the 2009 Offering (see Footnote 11 to our Consolidated Financial Statements) that were included in interest expense and the dividend accreted for beneficial conversion features of $1,518,000 for 2009, as well as the items noted above.

Six months ended June 30, 2010 compared to June 30, 2009

The Company had a net loss attributable to common stockholders of $2,223,000, or $0.13 per share, for the six months ended June 30, 2010, compared to $5,460,000, or $0.36 per share, in the comparable period for 2009, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2010	2009	$ Change	% Change
Product sales	$2,283	$1,504	$ 779	52%
Research and development income	183	66	117	177%
Licensing and royalty income	158	166	(8)	(5)%
Total Revenues	$2,624	$1,736	$ 888	51%

The increase in product sales for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to increased annual product sales to the Company’s major customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project; the increase in research and development income during the period ended June 30, 2010 as compared to the same period in 2009 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base.

Costs and expenses (in thousands):

	2010	2009	$ Change	% Change
Cost of sales	$2,473	$1,529	$ 944	62%
Selling, general and administrative	1,722	1,959	(237)	(12)%
Product development and research	655	269	386	144%
Totals costs and expenses	$4,850	$3,757	$1,093	29%

Cost of sales increased for the six months ended June 30, 2010 as a result of the increase in product sales and reserves for obsolete and expired inventory. Cost of sales as a percent of product sales can vary depending on product mix. Cost of sales, excuding inventory reserves, as a percentage of product sales was 101% for the six month period ended June 30, 2010 and was the same for the comparable period in 2009. The cost of sales percentage is in line with that of the previous year, if inventory reserves are excluded from the computation.

Selling, general and administrative expenses for the six month period ended June 30, 2010 decreased as compared to the same period in 2009 as the prior period included a severance expense of $341,000 for our former President and Chief Executive Officer per his 2009 separation agreement, a decrease of $243,500 in consulting fees, a decrease in recruiting fees of $74,500, a decrease of $18,000 in shows and exhibits, offset by an increase in employees’ compensation payable in stock of $85,800, an increase of $227,500 in salaries, an increase in expense from the issuance of stock options of $20,300, an increase of $41,200 in travel related expenses, an increase of $16,900 in employee benefit expenses and an increase of $4,800 in shareholder relations expenses.

Product development and research expenses for the six months ended June 30, 2010 increased as compared to the same period for 2009 due to an increase of $36,300 in supplies and outside testing, an increase of $41,500 in consulting fees, $213,900 attributable to the establishment of a fully staffed Quality Analytical department, an increase in recruiting fees of $13,500, an increase in professional fees of $36,000 and an increase in expense from the issuance of stock options of $44,800.

Interest (Expense) Income (in thousands):

	2010	2009	$ Change	% Change
Interest Expense	$ (1)	$(958)	$(957)	(100)%
Interest Income	$ 2	$ 7	$ (5)	(71)%

Interest expense decreased for the six months ended June 30, 2010 as compared to the same period in 2009 due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 11 to the Company’s Consolidated Financial Statements) that were included in interest expense in 2009. Interest income decreased for the six months ended June 30, 2010 as compared to the same period in 2009 due to lower average cash balances in 2010.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	2010	2009	$ Change	% Change
Net loss attributable to common stockholders	$ (2,223)	$ (5,460)	$ (3,237)	(59)%
Net loss per share	(.13)	(.36)	(.23)	(64)%

The decrease in net loss attributable to common stockholders for the six months ended June 30, 2010 as compared to the same period in 2009 is due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the 2009 Offering (see Footnote 11 to our Consolidated Financial Statements) that were included in interest expense and the dividend accreted for beneficial conversion features of $2,488,000 for 2009, as well as the items noted above.

Liquidity and Capital Resources

The Company's operating activities used $2,261,000 of cash during the six months ended June 30, 2010 compared to $1,364,000 used in the comparable period of 2009. The use of cash for the six months ended June 30, 2010 was substantially a result of the net loss for the period, and for the same period of 2009 was substantially a result of the net loss for the period offset by non-cash expense items.

The Company’s investing activities used $114,000 of cash in the six months ended June 30, 2010 compared to $437,000 of cash used in investing activities in the first six months of 2009. The funds used for the period ended June 30, 2010 were for additional equipment and related services for the analytical area, and the funds used for the period ended June 30, 2009 were for additional equipment and improvements for the packaging and filling lines.

The Company's financing activities provided $1,509,000 of cash in the six months ended June 30, 2010 compared to $5,280,000 provided in the six months ended June 30, 2009. The cash provided for the six month period ended June 30, 2010 is primarily the proceeds of the Series C Convertible Preferred Stock financing as more fully described in Footnote 12 to the Company’s Consolidated Financial Statements. The cash provided for the six month period ended June 30, 2009 is mainly from the proceeds of the Series B-1 Convertible Preferred Stock financing and the Note Payable as more fully described in Footnote 11 to the Company’s Consolidated Financial Statements.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $258,000 at June 30, 2010 and future cash from operations. The Company had working capital of $1,551,000 at June 30, 2010.

We believe that we will need to be supplemented by an additional capital infusion in the fourth quarter of 2010 to support our long term business plan. However, the trading price of our stock, our pending application to continue listing our stock on NYSE Amex, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. In the event we do not obtain such financing, we will look to accelerate our partnering opportunities, thereby deflecting a portion of development costs, while delaying certain projects to further avoid costs.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and
Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2010, discussions and negotiations among Ferndale, PruGen and the Company resulted in a Settlement Agreement between the parties and the withdrawal of the complaint by Ferndale against PruGen Inc. and the Company. Pursuant to the Settlement Agreement, IGI agreed not to manufacture any product or composition which falls within the ‘497 Patent.

Part of the Settlement Agreement also requires PruGen and the Company to destroy any inventory of the PruVel product in their possession after June 30, 2010 and to provide evidence of destruction to Ferndale. The Company complied with the Settlement Agreement and provided supporting evidence to Ferndale to the effect that it did not have any inventory of the PruVel product and that was duly acknowledged by Ferndale. The Company is presently awaiting the final letter from Ferndale confirming the resolution of the claim.

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

ITEM 1A.  Risk Factors

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended or supplemented by our quarterly reports on Form 10-Q, includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended or supplemented by our quarterly reports on Form 10-Q, have not materially changed.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. For the three months ended June 30, 2010 and 2009, one of our customers accounted for 46% and two of our customers accounted for 26% of our revenue, respectively. For the six months ended June 30, 2010 and 2009, two of our customers accounted for 51% and three of our customers accounted for 36% of our revenue, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last seven years, and no net income has been available to common stockholders during each of these years. As of June 30, 2010, our stockholders’ equity was $4.9 million and we had an accumulated deficit of $34 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the six months ended June 30, 2010, the average daily trading volume of our common stock on the NYSE Amex was approximately 9,665 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our common stock could be delisted and our stock price could suffer.

On May 6, 2008, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our 2003, 2004, 2005, 2006, 2007, 2008 and 2009 fiscal years. Our stockholders’ equity at June 30, 2010 was $4.9 million.

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

On June 19, 2009, we were notified by NYSE Amex that we had resolved its continued listing deficiencies and would retain our status as a listed issuer on NYSE Amex. However, as of March 31, 2010 and December 31, 2009, our stockholders equity had again fallen below the $6 million threshold.

On May 25, 2010, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our 2003, 2004, 2005, 2006, 2007, 2008 and 2009 fiscal years. Our stockholders’ equity at June 30, 2010 was $4.9 million.

On June 24, 2010, we submitted a plan to NYSE Amex for compliance with the continued listing standards.

On August 6, 2010, NYSE Amex notified IGI that it accepted the Company’s plan of compliance and granted IGI an extension until February 25, 2011 to regain compliance with the continued listing standards. The Company will be subject to periodic review by NYSE Amex Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in IGI being delisted from the NYSE AMEX.

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

Our current principal stockholders, directors and executive officers beneficially own approximately 75% of our outstanding capital stock entitled to vote. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibit Number	Description

10.1#	IGI Laboratories, Inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2010).

10.2#

Amended and Restated Employment Agreement dated April 1, 2010 between IGI Laboratories, Inc. and Charles Moore (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010).

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

IGI Laboratories, Inc.

Date: August 16, 2010	By:	/s/ Charles E. Moore
Charles E. Moore President and Chief Executive Officer

Date: August 16, 2010	By:	/s/Philip S. Forte
Philip S. Forte Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1#	IGI Laboratories, Inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2010).

10.2#

Amended and Restated Employment Agreement dated April 1, 2010 between IGI Laboratories, Inc. and Charles Moore (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010).

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