Form 10-Q
period 2010-09-30
IGI LABORATORIES, INC
filed 2010-11-15
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer's common stock is 35,373,112 shares, net of treasury stock, as of November 10, 2010.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$ 1,531	$ 668	$ 3,814	$ 2,172
Research and development income	165	83	348	149
Licensing and royalty income	48	47	206	213
Total revenues	1,744	798	4,368	2,534

Cost and expenses:
Cost of sales	1,286	691	3,760	2,220
Selling, general and administrative expenses	760	758	2,482	2,717
Product development and research expenses	373	273	1,027	542
Operating loss	(675)	(924)	(2,901)	(2,945)

Interest income (expense) and other income, net	(4)	6	(1)	(945)

Net loss	(679)	(918)	(2,902)	(3,890)

Preferred stock dividends	(1,284)	-	(1,284)	-
Dividend accreted for beneficial conversion features	-	-	-	(2,488)

Net Loss Attributable to Common Stockholders	$(1,963)	$(918)	$(4,186)	$(6,378)

Basic and diluted loss per share	$ (.08)	$ (.05)	$ (.21)	$ (.40)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and diluted	24,876,399	17,243,830	20,071,518	15,916,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30, 2010 (unaudited)	December 31, 2009*
ASSETS
Current assets:
Cash and cash equivalents	$ 192	$ 1,124
Accounts receivable, less allowance for doubtful accounts of $90 in 2010 and 2009	654	741
Licensing and royalty income receivable	29	67
Inventories	886	874
Prepaid expenses and other current assets	326	212
Total current assets	2,087	3,018
Property, plant and equipment, net	2,826	2,764
Restricted cash, long term	54	54
License fee, net	525	600
Other	68	20
Total assets	$ 5,560	$ 6,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 700	$ 542
Accrued expenses	242	422
Deferred income, current	86	137
Capital lease obligation, current	30	-
Total current liabilities	1,058	1,101

Long term liabilities:
Deferred income, long term	31	34
Capital lease obligation, long term	77	-
Total long term liabilities	108	34

Total liabilities	1,166	1,135

Commitments and contingencies

Stockholders’ equity: Series A Convertible Preferred stock, $.01 par value, 100 shares authorized; 50 shares issued and outstanding as of September 30, 2010 and December 31, 2009; liquidation preference - $500,000	500	500
Series B-1 Convertible Preferred stock, $.01 par value, 1,030 shares authorized; 0 and 1,006.879 shares issued and outstanding as of September 30, 2010 and December 31, 2009; liquidation preference - $6,351,466	-	5,852
Series C Convertible Preferred stock, $.01 par value, 1,550 shares authorized; 1,550 and 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively; liquidation preference - $1,589,493	1,517	-
Common stock, $.01 par value, 50,000,000 shares authorized; 35,373,112 and 19,302,987 shares issued 33,407,372 and 17,337,247 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	353	193
Additional paid-in capital	39,409	31,975
Accumulated deficit	(35,990)	(31,804)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	4,394	5,321
Total liabilities and stockholders' equity	$ 5,560	$ 6,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

* Derived from the audited December 31, 2009 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,902)	$(3,890)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	198	183
Amortization of license fee	75	75
Bad debt expense	-	11
Stock-based compensation expense	450	327
Directors’ compensation payable in stock	-	48
Interest expense on convertible note payable	-	41
Amortization of discount on convertible note payable	-	33
Amortization of discount on convertible note payable – related party	-	211
Amortization of debt issuance costs	-	659
Changes in operating assets and liabilities:
Accounts receivable	87	82
Licensing and royalty income receivable	38	53
Inventories	(12)	(370)
Prepaid expenses and other assets	(125)	(78)
Accounts payable and accrued expenses	(22)	74
Deferred income	(54)	172
Net cash used in operating activities	(2,267)	(2,369)

Cash flows from investing activities:
Capital expenditures	(138)	(624)
Deposit for capital lease	(37)	-
Net cash used in investing activities	(175)	(624)

Cash flows from financing activities:
Sale of Series C Convertible Preferred Stock, net of expenses	1,517	-
Principal payments on capital lease obligation	(15)	-
Sale of Series B-1 Convertible Preferred Stock, net of expenses	-	1,073
Proceeds from issuance of convertible note payable, net of expenses	-	4,206
Proceeds from exercise of common stock options	8	24
Recovery from stockholder, net	-	4
Net cash provided by financing activities	1,510	5,307

Net increase (decrease) in cash and cash equivalents	(932)	2,314
Cash and cash equivalents at beginning of period	1,124	171
Cash and cash equivalents at end of period	$ 192	$ 2,485

Supplemental cash flow information:
Cash payments for interest	$ 5	$ 14
Cash payment for taxes	-	11

Non cash transactions:
Equipment financed	$ 122	$ -
Issuance of restricted stock	10	11
Forfeiture of restricted stock	(7)	-
Dividend accreted for beneficial conversion features	-	2,488
Issuance of stock to directors for compensation that was previously accrued	-	20
Conversion of note payable and accrued interest to Series B-1 Convertible Preferred Stock	-	4,779
Conversion of note payable – related party – to common stock	-	464
Conversion of Series B-1 Convertible Preferred Stock into Common Stock	7,136	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2010

(in thousands, except share information)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2009 (Audited)	50	$ 500	1,007	$5,852	-	$ -	19,302,987	$ 193	$ 31,975	$ (31,804)	$(1,395)	$ 5,321

Issuance of preferred stock pursuant to a private placement, net of associated fees of $33					1,550	1,517						1,517
Conversion of Series B-1 Convertible Preferred Stock and accrued dividends of $1,284 into Common Stock			(1,007)	(5,852)			15,692,824	157	6,979	(1,284)		-
Stock-based compensation expense - stock options									189			189
Stock-based compensation expense - restricted stock									261			261
Restricted stock issuance							1,019,00	10	(10)			-
Restricted stock forfeiture							(650,032)	(7)	7			-
Stock options exercised							8,333	8				8
Net loss	-	-	-	-	-	-	-	-	-	(2,902)	-	(2,902)

Balance, September 30, 2010 (Unaudited)	50	$ 500	-	$ -	1,550	$1,517	35,373,112	$ 353	$ 39,409	$ (35,990)	$(1,395)	$ 4,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from those audited consolidated financial statements. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

1.	Organization

IGI Laboratories, Inc. is a Delaware corporation formed in 1977. On May 7, 2008, the stockholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. As used in this report, the terms the “Registrant,” the “Company,” “IGI, Inc.,” “IGI” and “IGI Laboratories” refer to IGI Laboratories, Inc., unless the context requires otherwise. The Company’s office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. IGI develops, manufactures, fills and packages topical semi-solid and liquid products for cosmetic, cosemceutical and pharmaceutical customers. The Company’s products are used for cosmetic, cosmeceutical and prescription applications for the treatment of symptoms of dermatitis, acne, psoriasis and eczema. The Company is building upon this foundation by filing its own ANDAs and continuing to expand into the prescription pharmaceutical arena. The Company’s strategy is based upon three initiatives: increasing the current contract services business, developing a portfolio of generic formulations in topical dosage forms and creating unique opportunities around its licensed Novasome® technology. All of its product development and manufacturing is performed at its 25,000 sq.ft. facility in Buena, NJ.

2.	Liquidity

The principal sources of liquidity for IGI Laboratories, Inc. are cash and cash equivalents of approximately $192,000 at September 30, 2010 and cash from operations. The Company sustained a net loss attributable to common stockholders of approximately $4,186,000 for the nine months ended September 30, 2010 and had working capital of approximately $1,029,000 at September 30, 2010.

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

The Company’s business operations have been partially funded over the past three years through the exercise of stock options by our directors and officers, through private placements of our capital stock, the line of credit and issuance of debt. As described more fully in Footnotes 8, 10, 11 and 12, we raised an aggregate of $5,304,000 in 2009 and $1,517,000 for the nine months ended September 30, 2010 principally from private equity investors. We may continue to seek to raise additional capital through the sale of our equity. We may accomplish this via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing.

We believe that we need an additional capital infusion in the fourth quarter of 2010 to support our business plan. However, the trading price of our common stock, our pending application to continue listing our common stock on NYSE Amex, a downturn in the U.S. equity and debt markets or the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. In the event we do not obtain such financing, we will be required to delay or abandon certain development projects to avoid the associated costs.

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

Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the nine months ended September 30, 2010 and 2009 and the three months ended September 30, 2010 and 2009, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents include convertible preferred stock and options and warrants to purchase the Company’s common stock, which were excluded from the net loss per share calculations due to their anti-dilutive effect, and amounted to 4,340,629 for 2010 and 18,073,786 for 2009.

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

Licensing and Royalty Income: Revenues earned under licensing or sublicensing contracts are recognized ratably over the life of the agreements. Advance payments by customers are initially recorded as deferred income on the Consolidated Balance Sheet and then recognized ratably over the life of the agreement or as contract obligations are completed. Licensing and royalty income is not a material part of the Company’s overall revenue.

Research and Development Income: The Company enters into agreements with its customers to perform product development services. Product development revenues are recognized in accordance with the product development agreement upon the completion of each phase of development and when we have no future performance obligations relating to such phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. Payments under these arrangements are generally non-refundable and are reported as deferred until they are recognized as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed.

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended September 30, 2010 and 2009, two of our customers accounted for 51% and three of our customers accounted for 53% of our revenue, respectively. For the nine months ended September 30, 2010 and 2009, two of our customers accounted for 50% and three of our customers accounted for 35% of our revenue, respectively. Two of these customers are the same for the nine months ended September 30, 2010 and 2009. Accounts receivable related to the Company’s major customers comprised 49% of all account receivables as of September 30, 2010. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, provided guidance under ASC 605 on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions. Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The Company adopted this standard for the three month period ended June 30, 2010 and the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification of Prior Period Balances

Certain 2010 prior quarter balances have been reclassified to conform to the current quarter financial statement presentation. This reclassification of Quality Analytical expenses from January to September of 2010 which related to the Company’s work performed for ANDA filing for FDA submission has no impact on net loss or cash flows for the prior periods.

4.	Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at September 30, 2010 and December 31, 2009 consist of:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 765	$ 751
Work in progress	5	12
Finished goods	116	111
Total	$ 886	$ 874

5.	Stock-Based Compensation

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

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 1,814,798 options have been granted to non-employee directors through September 30, 2010. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of September 30, 2010, options to purchase 275,000 shares of common stock were outstanding under the 2009 Plan and 1,443,968 shares of restricted stock had been granted under the 2009 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the nine months ended September 30, 2010

Expected volatility	65.1%
Expected term (in years)	3.2 years
Risk-free rate	1.77%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of September 30, 2010 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2010	2,014,177	$1.12
Issued	105,000	$0.79
Exercised	(8,333)	$1.00
Forfeited	(771,328)	$1.08
Expired	(65,000)	$1.95
Outstanding as of September 30, 2010	1,274,516	$1.08

Exercisable as of September 30, 2010	1,036,179	$1.12

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options outstanding at September 30, 2010 was $0.18.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2010:

Outstanding:
Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.50	$1.00	363,500	$0.71	5.90
$1.01	$1.50	854,000	$1.21	7.01
$1.51	$2.00	57,016	$1.52	3.26
Total		1,274,516	$1.08	6.53

Exercisable:
Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price
$0.50	$1.00	258,500	$0.68
$1.01	$1.50	720,663	$1.24
$1.51	$2.00	57,016	$1.52
Total		1,036,179	$1.12

As of September 30, 2010, the intrinsic value of the options outstanding was $550,745 and the intrinsic value of the options exercisable was $409,677. The intrinsic value of options exercised during the nine months ended September 30, 2010 was $4,250. As of September 30, 2010, there was approximately $64,664 of total unrecognized compensation cost that will be recognized through November 2012 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $261,000 and $199,000, respectively, of compensation expense during the nine months ended September 30, 2010 and 2009 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At September 30, 2010, the Company had approximately $620,034 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from October 2010 through April 2013.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2010	801,355	$ 1.06

Changes during the period:
Shares granted	1,019,000	0.71
Shares vested	(117,979)	1.02
Shares forfeited	(650,032)	1.07

Non-vested balance at September 30, 2010	1,052,344	$ 0.72

See Footnote 13 below regarding restricted stock award to Philip S. Forte, the Company’s Chief Financial Officer and Charles E. Moore, CEO and President.

See Footnote 13 below regarding restricted stock and stock options for Hemanshu Pandya, the Company’s former President and Chief Executive Officer, upon his resignation as of April 1, 2010.

6.	Income Taxes

As a result of the Company’s history of continuing tax losses, the Company has not paid income taxes and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at September 30, 2010 and no significant changes are expected in the next twelve months. The tax years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

There was no accrued interest related to unrecognized tax benefits at September 30, 2010.

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

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $75,000 related to this agreement for each of the nine month periods ended September 30, 2010 and 2009.

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

For a description of the Company’s Credit Agreement with Pinnacle and the Private Placement with Signet Healthcare Partners, G.P., the related parties, see Footnotes 8 above and 11 below, respectively.

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

Debt discounts and debt issuance costs were amortized using the effective interest method. No amounts were outstanding at September 30, 2010 or December 31, 2009.

On August 20, 2010, all of the issued and outstanding shares of the Series B-1 Convertible Preferred Stock, par value $0.01 per share of the Company, as well as accrued dividends of $1,284,000 automatically converted into an aggregate of 15,692,824 shares of the Company’s common stock, par value $0.01 per share, in accordance with the terms and conditions set forth in the Certificate of Designation of the Rights and Preferences of Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock (the “Certificate of Designation”).

Pursuant to the terms of the Certificate of Designation, the shares of Series B-1 Preferred Stock automatically convert into shares of the Company’s Common Stock upon the date that the closing price of the Company’s Common Stock shall have exceeded $1.20 for a period of twenty-five (25) consecutive trading days immediately preceding such date. On August 19, 2010, the closing price of the Company’s Common Stock was $1.29, which was the twenty-fifth consecutive trading day for which the closing price of such Common Stock exceeded $1.20. Accordingly, on August 20, 2010, the shares of Series B-1 Preferred Stock automatically converted into shares of the Company’s Common Stock.

The total number of shares of the Company’s Common Stock outstanding immediately prior to the conversion was 17,714,548 and the total number of shares of Series B-1 Preferred Stock outstanding was 1,006.879. After giving effect to the conversion, the total number of shares of the Company’s Common Stock outstanding was 33,407,372 and there were no shares of Series B-1 Preferred Stock outstanding.

A copy of the Certificate of Designation is filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009 and incorporated herein by reference. The foregoing description of the Certificate of Designation is qualified in its entirety by reference to such exhibit.

12.	Convertible Preferred Stock – 2010 Offering

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance of the Series C Convertible Preferred Stock). Liquidation preference is the original cost plus undeclared dividends and amounted to $1,589,493 at September 30, 2010.

13.	Changes in Management

On February 19, 2010, the Company announced in a Form 8-K filed with the Securities and Exchange Commission, that it had named Charles E. Moore as its Executive Vice President of Technical Operations, effective February 12, 2010. Under the terms of his employment agreement, Mr. Moore would receive an annual salary of $250,000. Mr. Moore also received a grant of 379,000 shares of restricted stock, one-third of which will vest on January 4, 2011, one-third of which will vest on January 4, 2012 and one-third of which will vest on January 4, 2013, so long as he is employed by the Company on each such vesting date. In addition, Mr. Moore will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Moore will also be eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. Mr. Moore’s target bonus will be equal to 20% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee. Mr. Moore is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition. Mr. Moore’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

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

On June 30, 2010, discussions and negotiations among Ferndale, PruGen and the Company resulted in a Settlement Agreement between the parties and the withdrawal of the complaint by Ferndale against PruGen Inc. and the Company. Pursuant to the Settlement Agreement, IGI agreed not to manufacture any product or composition which falls within the ‘497 Patent. Part of the Settlement Agreement also requires PruGen and the Company to destroy any inventory of the PruVel product in their possession after June 30, 2010 and to provide evidence of destruction to Ferndale. The Company complied with the Settlement Agreement and provided supporting evidence to Ferndale to the effect that it did not have any inventory of the PruVel product and that was duly acknowledged by Ferndale. The Company received the final letter from Ferndale confirming the resolution of the claim. There were no costs to the Company related to the settlement.

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

Overview

We develop, manufacture, fill and package topical semi-solid and liquid products for cosmetic, cosemceutical and pharmaceutical customers. Our products are used for cosmetic, cosmeceutical and prescription applications for the treatment of symptoms of dermatitis, acne, psoriasis and eczema. We are building upon this foundation by filing our own ANDAs and continuing to expand into the prescription pharmaceutical arena. Our strategy is based upon three initiatives: increasing the current contract services business, developing a portfolio of generic formulations in topical dosage forms and creating unique opportunities around our licensed Novasome® technology. All of our product development and manufacturing is performed at our 25,000 sq.ft. facility in Buena, NJ.

Our Services and Products

Contract Services Business

We provide contract services to marketers of topical formulations. These customers contract with us for formulation development and/or manufacturing of products which are marketed in the customer’s brand. These products range from pure cosmetic formulations sold by retail to the public, to prescription formulations promoted to physicians.

We believe that contract manufacturing services will continue to be crucial to our success. The customer base for these services is pharmaceutical companies, as well as cosmetic, cosmeceutical and over-the-counter product marketers who require product development/manufacturing support. This is a highly-competitive market with a number of larger, greater-resourced companies offering similar services. We intend to continue to create niche opportunities by providing high quality, customer-oriented service.

IGI’s Pharmaceutical Business

We are leveraging our expertise in pharmaceutical formulation and manufacturing to expand our own product offerings. We are focused on developing a portfolio of topical generic drug products via the Abbreviated New Drug Application, or ANDA, route. ANDAs are submitted to the Food and Drug Administration, or FDA, for generic drug products that are bioequivalent versions of innovator brand drug products. ANDA approval by the FDA allows for the interchangeability in the United States of the generic product with the innovator drug, meaning that the generic version may be substituted for the brand product by either a physician or pharmacist when dispensing a prescription.

In September 2010, we filed our first ANDA with the FDA in our own name. We have a number of additional product candidates in various pre-ANDA-filing stages of development. We anticipate filing 4 to 6 ANDAs per year on an ongoing basis, assuming sufficient financial resources to support these product development plans. The entire approval process can take 3-5 years before a product is approved, of which the FDA approval portion is approximate 18-24 months.

Novasome® Technology Platform

We have an exclusive license for use of the patented Novasome® encapsulation technology in topical formulations, from Novavax, Inc., until December 11, 2015. The technology utilizes non-phospholipid structures for enhanced absorption via topical delivery of pharmaceuticals and cosmeceuticals. The Novasome® technology is inexpensive to manufacture, and its structures are stable, biodegradable, and highly hydrophobic and hydrophilic, making them suitable for a wide range of topical applications.

Many of the Novasome® patents under this license have expired and more will expire before this license terminates on December 11, 2015. We have already filed our own patents based on this technology. An integral piece of this technology is manufacturing know-how which will not be lost as a result of the expiration of the license. As we continue to implement our new strategy, we believe that sales related to the Novasome® technology will constitute a smaller percentage of our sales in the future.

Recent Capital Transactions

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

Results of Operations

Three months ended September 30, 2010 compared to September 30, 2009

The Company had a net loss attributable to common stockholders of $1,963,000, or $0.08 per share, for the three months ended September 30, 2010, compared to $918,000, or $0.05 per share, in the comparable period for 2009, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2010	2009	$ Change	% Change
Product sales	$1,531	$668	$863	129%
Research and development income	165	83	82	99%
Licensing and royalty income	48	47	1	2%
Total Revenues	$1,744	$798	$946	119%

The increase in product sales for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to increased annual product sales reflecting the strong customer relationships established with the Company’s major customers. Research and development income will not be consistent and will vary, from quarter to quarter, depending on the required timeline of each development project; however the increase in research and development income during the period ended September 30, 2010 as compared to the same period in 2009 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base.

Costs and expenses (in thousands):

	2010	2009	$ Change	% Change
Cost of sales	$1,286	$ 691	$595	86%
Selling, general and administrative	760	758	2.3%
Product development and research	373	273	100	37%
Totals costs and expenditures	$2,419	$1,722	$697	40%

Cost of sales increased for the three months ended September 30, 2010 as a result of the increased product sales. Cost of sales as a percentage of product sales was 84% for the three months ended September 30, 2010 or a 15% improvement as compared to the three months ended September 30, 2009, which resulted in a gross margin of 16% in 2010.

Selling, general and administrative expenses for the three month period ended September 30, 2010 increased as compared to the same period in 2009 due to an increase of $52,000 in recruiting fees, an increase of $15,800 in salaries and employer taxes, an increase of $18,200 in travel related expenses and an increase of $12,800 in trade shows expenses offset by a decrease of $33,100 in consulting fees, a decrease in stock option expense of $30,600, a decrease of $13,400 in temporary help and a decrease of $11,000 in bad debt expense.

Product development and research expenses for the three months ended September 30, 2010 increased as compared to the same period for 2009 due to an increase of $29,000 in supplies and outside testing, an increase of $107,000 in salaries and employer taxes due to the establishment of a fully staffed Quality Analytical department and an increase in expense from the issuance of stock options of $20,000 offset by a decrease of $47,000 in consulting fees.

Interest (Expense) Income (in thousands):

	2010	2009	$ Change	% Change
Interest Expense	$ (4)	$ -	$ 4	100%
Interest Income	$ -	$ 6	$ (6)	(100)%

Interest expense increased for the three months ended September 30, 2010 as compared to the same period in 2009 due to payments on the Capital Lease Obligation in 2010. Interest income decreased for the three months ended September 30, 2010 as compared to the same period in 2009 due to lower average cash balances in 2010.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	2010	2009	$ Change	% Change
Net loss attributable to common stockholders	$(1,963)	$(918)	$1,045	114%
Net loss per share	(.08)	(.05)	.03	60%

The increase in net loss attributable to common stockholders for the three months ended September 30, 2010 as compared to the same period in 2009 is due to the preferred stock dividends of $1,284 offset by the increase in Revenues and the increase in Costs and expenses noted above.

Nine months ended September 30, 2010 compared to September 30, 2009

The Company had a net loss attributable to common stockholders of $4,186,000, or $0.21 per share, for the nine months ended September 30, 2010, compared to $6,378,000, or $0.40 per share, in the comparable period for 2009, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2010	2009	$ Change	% Change
Product sales	$3,814	$2,172	$1,642	76%
Research and development income	348	149	199	134%
Licensing and royalty income	206	213	(7)	(3)%
Total Revenues	$4,368	$2,534	$1,834	72%

The increase in product sales for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to increased annual product sales to the Company’s major customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project; the increase in research and development income during the period ended September 30, 2010 as compared to the same period in 2009 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base.

Costs and expenses (in thousands):

	2010	2009	$ Change	% Change
Cost of sales	$3,760	$2,220	$1,540	69%
Selling, general and administrative	2,482	2,717	(235)	(9)%
Product development and research	1,027	542	485	89%
Totals costs and expenses	$7,269	$5,479	$1,093	20%

Cost of sales increased for the nine months ended September 30, 2010 as a result of the increase in product sales and reserves for obsolete and expired inventory. Cost of sales as a percentage of product sales was 99% for the nine months ended September 30, 2010 as compared to 102% for the nine months ended September 30, 2009.

Selling, general and administrative expenses for the nine month period ended September 30, 2010 decreased as compared to the same period in 2009 as the prior period included a severance expense of $341,000 for our former President and Chief Executive Officer per his 2009 separation agreement, a decrease of $275,000 in professional and consulting fees and a decrease of $33,900 in temporary help, offset by an increase in employees’ compensation payable in stock of $62,000, an increase of $268,000 in salaries and employer taxes and an increase of $45,700 in travel related expenses.

Product development and research expenses for the nine months ended September 30, 2010 increased as compared to the same period for 2009 due to an increase of $55,300 in supplies and outside testing, an increase of $304,600 in salaries, employer taxes and benefits attributable to the establishment of a fully staffed Quality Analytical department, an increase in professional fees of $34,000, an increase in expense from the issuance of stock options of $64,900 and an increase of $12,500 in compensation payable in stock offset by a decrease of $15,000 in consulting fees.

Interest (Expense) Income (in thousands):

	2010	2009	$ Change	% Change
Interest Expense	$ (5)	$(957)	$(953)	(99)%
Interest Income	$ 2	$ 12	$ (10)	(83)%

Interest expense decreased for the nine months ended September 30, 2010 as compared to the same period in 2009 due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Footnote 11 to the Company’s Consolidated Financial Statements) that were included in interest expense in 2009. Interest income decreased for the nine months ended September 30, 2010 as compared to the same period in 2009 due to lower average cash balances in 2010.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	2010	2009	$ Change	% Change
Net loss attributable to common stockholders	$(4,186)	$ (6,378)	$ (2,192)	(34)%
Net loss per share	(.21)	(.40)	(.19)	(48)%

The decrease in net loss attributable to common stockholders for the nine months ended September 30, 2010 as compared to the same period in 2009 is due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the 2009 Offering (see Footnote 11 to our Consolidated Financial Statements) that were included in interest expense and the dividend accreted for beneficial conversion features of $2,488,000 for 2009, as well as the items noted above, offset by the preferred stock dividends of $1,284 in 2010.

Liquidity and Capital Resources

The Company's operating activities used $2,256,000 of cash during the nine months ended September 30, 2010 compared to $2,369,000 used in the comparable period of 2009. The use of cash for the nine months ended September 30, 2010 and for the same period of 2009 was substantially a result of the net loss for the period offset by non-cash expense items.

The Company’s investing activities used $186,000 of cash in the nine months ended September 30, 2010 compared to $624,000 of cash used in investing activities in the first nine months of 2009. The funds used for the period ended September 30, 2010 were for additional equipment and related services for the analytical area, and the funds used for the period ended September 30, 2009 were for additional equipment and improvements for the packaging and filling lines.

The Company's financing activities provided $1,510,000 of cash in the nine months ended September 30, 2010 compared to $5,307,000 provided in the nine months ended September 30, 2009. The cash provided for the nine month period ended September 30, 2010 is primarily the proceeds of the Series C Convertible Preferred Stock financing as more fully described in Footnote 12 to the Company’s Consolidated Financial Statements. The cash provided for the nine month period ended September 30, 2009 is mainly from the proceeds of the Series B-1 Convertible Preferred Stock financing and the Note Payable as more fully described in Footnote 11 to the Company’s Consolidated Financial Statements.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $192,000 at September 30, 2010 and future cash from operations. The Company had working capital of $1,029,000 at September 30, 2010.

We believe that we will need an additional capital infusion in the fourth quarter of 2010 to support our business plan. However, the trading price of our stock, our pending application to continue listing our stock on NYSE Amex, a downturn in the U.S. equity and debt markets and the negative economic trends in general could make it more difficult to obtain financing through the issuance of equity securities or otherwise. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. In the event we do not obtain such financing, we will be required to delay or abandon certain development projects to avoid the associated costs.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part of the Settlement Agreement also requires PruGen and the Company to destroy any inventory of the PruVel product in their possession after June 30, 2010 and to provide evidence of destruction to Ferndale. The Company complied with the Settlement Agreement and provided supporting evidence to Ferndale to the effect that it did not have any inventory of the PruVel product and that was duly acknowledged by Ferndale. The Company received the final letter from Ferndale confirming the resolution of the claim. There were no costs to the Company related to the settlement.

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

Risks Related to our Business

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last seven years, and no net income has been available to common stockholders during each of these years. As of September 30, 2010, our stockholders’ equity was $4.4 million and we had an accumulated deficit of $36 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We face intense competition in the consumer products business.

Our business competes with large, well-financed cosmetic, pharmaceutical and consumer products companies with development and marketing groups that are experienced in the industry and possess far greater resources than those available to us. There is no assurance that we can compete successfully against our competitors or that we can develop and market products that will be favorably received in the marketplace. In addition, certain of our customers that use our Novasome® lipid vesicles in their products may decide to reduce their purchases from us or shift their business to other technologies.

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

We depend on a limited number of customers for a large portion of our revenue. For the three months ended September 30, 2010 and 2009, two of our customers accounted for 51% and three of our customers accounted for 53% of our revenue, respectively. For the nine months ended September 30, 2010 and 2009, two of our customers accounted for 50% and three of our customers accounted for 35% of our revenue, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We face increased financial risk from the inaccurate pricing of our agreements.

Since our product development agreements are often structured as fixed price agreements, we bear the financial risk if we initially under-price our agreements or otherwise over-run our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Further, the period of revenue recognition under such agreements are based upon the timing of work performed or completed.

We rely on third parties for raw materials used in our contract manufacturing services business.

We currently rely on several third party suppliers to provide us with the raw materials necessary to manufacture cosmetic and over-the-counter products. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to these products. This interruption of the manufacturing process could impair our ability to fill our customers’ orders as they are placed, which could put our business at a competitive disadvantage. In addition, while we have processes intended to reduce volatility in component and material pricing, we may not be able to successfully manage price fluctuations which may have an adverse effect on our results of operations.

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

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. Two of our facilities are currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation of such facilities are $676,000 and $65,000, respectively, of which $26,000 and $11,000 remain accrued as of September 30, 2010. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation that increases our costs and could prevent us from marketing or selling our products.

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, marketing, advertising and sale of the Company’s products is subject to extensive regulation by one or more U.S agencies, including the FDA, the Federal Trade Commission, the Drug Enforcement Administration and the Consumer Products Safety Commission, as well as by several state and local agencies in localities were the Company’s products are stored, distributed or sold. In addition, the Company manufactures and markets certain of its products in accordance with standards set by organizations, such as the United States Pharmacopeial Conventions (“USP”). The FDA regulates the testing, manufacture, labeling, marketing and sale of pharmaceutical products. Approval by the FDA is generally required before any new drug or the generic equivalent to any previously approved drug may be marketed or sold in the United States. In order to receive approval from the FDA for our product candidates that are generic versions of brand-name drugs, we intend to use the Abbreviated New Drug Application (“ANDA”) process and thus demonstrate to the FDA that each generic product candidate is bioequivalent to a drug previously approved by the FDA through the new drug approval process, known as an innovator, or brand-name reference drug. Bioequivalency may be demonstrated by comparing the generic product to the innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use. However, if the FDA determines that an ANDA for a generic drug product is not adequate to support approval, it could deny our application or request additional information, including preclinical and clinical trials, which could delay approval of the product and impair our ability to compete with other versions of the generic drug product.

If our product candidates receive FDA approval through the ANDA process, the labeling claims and marketing statements that we can make for our generic drugs are limited by statutes and regulations and by the claims made in the brand-name product’s label. In addition, following regulatory approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive and ongoing regulatory requirements. As a manufacturer of pharmaceutical products distributed in the United States, we must also comply with cGMPs, which include requirements related to production processes, quality control and assurance and recordkeeping. Our manufacturing facilities and procedures and those of our suppliers are subject to periodic inspection by the FDA and foreign regulatory agencies. Any material deviations from cGMPs or other applicable standards identified during such inspections may result in enforcement actions, including delaying or preventing new product approvals, a delay or suspension in manufacturing operations, consent decrees or civil or criminal penalties. Further, discovery of previously unknown problems with a product or manufacturer may result in restrictions or sanctions, including withdrawal of the product from the market.

We are susceptible to product liability claims that may not be covered by insurance and could require us to pay substantial sums.

We face the risk of loss resulting from, and adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. We may not be able to avoid such claims. In addition, our product liability insurance may not be adequate to cover such claims and we may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful product liability claim that exceeds our policy limits could require us to pay substantial sums. In addition, product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain and, as a result, we may not be able to obtain the type and amount of coverage we desire or to maintain our current coverage.

The manufacture and storage of pharmaceutical and cosmetics products are subject to inherent risk.

Because chemical ingredients are used in the manufacture of our products and due to the nature of the manufacturing process itself, there is a risk of incurring liability for damages caused by or during the storage or manufacture of both the chemical ingredients and the finished products. Although we have never incurred any material liability for damages of that nature, we may be subject to liability in the future. In addition, while we believe our insurance coverage is adequate, it is possible that a successful claim would exceed our coverage, requiring us to pay a substantial sum.

The failure to obtain, maintain or protect patents, trade secrets, know-how and other intellectual property could impact our ability to compete effectively.

To compete effectively, we need to develop and maintain a proprietary position with regard to our own technology, products and business. We rely on a combination of patents, trade secrets, proprietary know-how and other intellectual property to protect our proprietary technology and rights. We own nine patents and through a license agreement we have obtained the use of patents relating to the Novasome® technology for specified uses. We also maintain a number trade secrets, know-how and other intellectual property.

The risks and uncertainties that we face with respect to patents and other proprietary rights include the following:

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

Our success also depends upon trade secrets, proprietary know-how and the skills, knowledge and experience of our personnel. As a result, we require our employees, consultants, advisors, and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We also require our employees and consultants to disclose and assign to us their ideas, developments, discoveries, and inventions. These agreements may not, however, provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure. If any material trade secret or proprietary know-how were to be disclosed to or independently developed by a competitor, our competitive position may be materially harmed.

Our product offerings and our customers’ products may infringe on the intellectual property rights of third parties.

From time to time, third parties have asserted intellectual property infringement claims against us and our customers and there can be no assurance that third parties will not assert infringement claims against either us or our customers in the future. While we believe that our product offerings do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that we would not be found to infringe on the proprietary rights of others. Patent applications in the U.S. and some foreign countries are generally not publicly disclosed until the patent is issued or published, and we may not be aware of currently filed patent applications that relate to our offerings or processes. If patents later issue on these applications, we may be found liable for subsequent infringement. There has been substantial litigation in the pharmaceutical and biotechnology industries with respect to the manufacture, use and sale of products and processes that are the subject of conflicting patent rights.

Any claims that our product offerings or processes infringe these rights, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could, among other things, be required to:

•	pay damages in the form of lost profits and/or a reasonable royalty for any infringement;

•	pay substantial damages (potentially treble damages in the U.S. if any such infringement is found to be willful);

•	pay attorney fees of a prevailing party, if the case is found to be exceptional;

•	cease the manufacture, use or sale of the infringing offerings or processes;

•	discontinue the use of the infringing technology;

•	expend significant resources to design around patented technology and develop non-infringing technology; and

•	license patented technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or may not be available at all.

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

If we were to assert any of our own intellectual property against third parties and the third parties were found not to infringe our intellectual property or our intellectual property was found to be invalid, and/or unenforceable, we would lose the opportunity to leverage our own intellectual property, for example, through licensing of our technology to others, collection of damages and/or royalty payments based upon successful assertion of our intellectual property rights or market exclusivity via enjoining others from practicing the technology at issue.

Any of the foregoing could affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.

The expiration of certain patents related to the Novasome technology could negatively impact our ability to generate income from the Novasome products.

We license certain patents related to the Novasome technology platform pursuant to a license agreement. Many of the patents under this license have expired and more will expire before this license terminates on December 11, 2015. The loss of patent protection could allow additional competition. To the extent such competition develops, it could negatively impact the income we generate from the Novasome technology platform.

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

Our success depends upon a number of members of our senior management, technical and other key personnel, including our executive officers, our board of directors and key employees with expertise in the generic pharmaceutical industry. Given our new strategy, during 2009 and 2010 we hired a new management team, including our new President and Chief Executive Officer and our new Chief Financial Officer. While the members of our new management team have been actively involved in the generic pharmaceutical industry, they have not worked together in their new positions with us and may not be able to successfully implement our strategy in the current economic environment. Integration of our new management team could harm our ability to manage our business effectively. In addition, the failure of our new management team to address our business objectives and strategy could materially adversely affect our financial performance and our future operating results.

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

If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to achieve and maintain adequate disclosure controls and procedures and internal control over financial reporting, our business results of operations and financial condition, and investors' confidence in us, could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2008, and our management concluded that our disclosure controls and procedures were not effective as of December 31, 2008 due to the material weakness described in our Annual Report on Form 10-K for that year. However, our management assessed our existing disclosure controls and procedures as of December 31, 2009 and through June 30, 2010 and our management concluded that our disclosure controls and procedures were effective as of such time.

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

The pharmaceutical industry in which we operate is intensely competitive. We are particularly subject to the risks of competition. For example, the competition we encounter may have a negative impact upon the prices we may charge for our products, the market share of our products and our revenue and profitability.

The pharmaceutical industry in which we operate is intensely competitive. The competition which we encounter has an effect on our product prices, market share, revenue and profitability. Depending upon how we respond to this competition, its effect may be materially adverse to us. We compete with:

•	the original manufacturers of the brand-name equivalents of our generic products; and

•	other generic drug manufacturers.

Most of the products that we are developing are either generic drugs or products without patent protection. These drugs and products do not benefit from patent protection and are therefore more subject to the risk of competition than patented products. In addition, because many of our competitors have substantially greater financial, production and research and development (“R&D”) resources, substantially larger sales and marketing organizations, and substantially greater name recognition than we have, we are particularly subject to the risks inherent in competing with them. For example, many of our competitors may be able to develop products and processes competitive with, or superior to, our own. Furthermore, we may not be able to successfully develop or introduce new products that are less costly or offer better performance than those of our competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors.

Our ability to market products successfully depends, in part, upon the acceptance of the products not only by consumers, but also by independent third-parties.

Our ability to market generic pharmaceutical products successfully depends, in part, on the acceptance of the products by independent third-parties (including pharmacies, government formularies, managed care providers, insurance companies and retailers), as well as patients. In addition, unanticipated side effects or unfavorable publicity concerning any of our products, or any brand-name product of which our generic product is the equivalent, could have an adverse effect on our ability to achieve acceptance by managed care providers, pharmacies and other retailers, customers and patients.

Risks Related to Our Securities

Shares of our Common Stock are relatively illiquid which may affect the trading price of our Common Stock.

For the nine months ended September 30, 2010, the average daily trading volume of our Common Stock on the NYSE Amex was approximately 10,000 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

We have not paid dividends in the past nor do we expect to pay dividends in the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our Common Stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their Common Stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our Common Stock.

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

On June 19, 2009, we were notified by NYSE Amex that we had resolved its continued listing deficiencies and would retain our status as a listed issuer on NYSE Amex. However, as of March 31, 2010, our stockholders equity had again fallen below the $6 million threshold.

On May 25, 2010, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect a minimum of $6 million in stockholders’ equity to remain listed on the exchange. On June 24, 2010, we submitted a plan to NYSE Amex for compliance with the continued listing standards, which included our plan to increase our stockholders’ equity through additional offerings.

On August 6, 2010, NYSE Amex notified us that it accepted our plan of compliance and granted us an extension until February 25, 2011 to regain compliance with the continued listing standards. We will be subject to periodic review by NYSE Amex Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in us being delisted from the NYSE Amex.

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

Our current principal stockholders, directors and executive officers beneficially own approximately 83% of our outstanding capital stock entitled to vote. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our Company and might ultimately affect the market price of our Common Stock.

Our stock price is, and we expect it to remain, volatile and subject to wide fluctuations, which may make difficult for stockholders to sell shares of Common Stock at or above the price for which they were acquired.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $.48 in the fourth quarter of 2008 and a high of $2.57 in the second quarter of 2008. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our Common Stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;
•	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
•	achievement or rejection of regulatory approvals by our competitors or us;
•	announcements of technological innovations or new commercial products by our competitors or us;
•	developments concerning proprietary rights, including patents;
•	developments concerning our collaborations;
•	regulatory developments in the U.S. and foreign countries;
•	economic or other crises, especially given the recent financial deterioration in the markets in which we compete, and other external factors;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the cosmetic, pharmaceutical and consumer products industry;
•	actual or anticipated sales of our Common Stock, including sales by our directors, officers or significant stockholders;
•	period-to-period fluctuations in our revenues and other results of operations;
•	speculation about our business in the press or the investment community;
•	changes in financial estimates by us or by any securities analysts who might cover our stock; and
•	sales of our Common Stock.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management’s attention and resources.

If the holders of our Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, options and warrants to purchase Common Stock exercise their conversion rights, our Common Stock will be diluted.

We have outstanding shares of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock, as well as outstanding options and warrants to purchase shares of our Common Stock. If all or any number of these holders of derivative securities were to exercise their conversion rights, our Common Stock would be substantially diluted, which could negatively impact our stock price.

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

IGI Laboratories, Inc.

Date: November 15, 2010	By:	/s/ Charles E. Moore
Charles E. Moore President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Philip S. Forte
Philip S. Forte Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.