Form 10-K/A
period 2009-12-31
IGI LABORATORIES, INC
filed 2011-02-14
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to __________.

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

Yes [  ]    No [X]

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ]    No [X]

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

Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]

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

EXPLANATORY NOTE

IGI Laboratories, Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, to amend Items 1A and 9A(T) to definitively state that its disclosure controls and procedures were effective as of December 31, 2009. Although all of the Risk Factors originally appearing in the Annual Report are included in this Amendment No. 1, the only changes are in the risk factor entitled “If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934 and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to achieve and maintain adequate disclosure controls and procedures and internal control over financial reporting, our business results of operations and financial condition, and investors' confidence in us, could be materially adversely affected.” In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Company is including certain currently dated certifications.

Except for the foregoing, this Amendment No. 1 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company’s other filings filed with or furnished to the SEC subsequent to the Annual Report.

PART I

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2009, and our management concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

PART II

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

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

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(21)	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed April 14, 2000).
(23.1)	Consent of Amper, Politziner & Mattia, LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed March 31, 2010)
(31.1)*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date:		IGI Laboratories, Inc.

February 14, 2011	By:	/s/ Charles Moore
Charles Moore
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.