Form 10-K
period 2010-12-31
IGI LABORATORIES, INC
filed 2011-03-25
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on June 30, 2010 was approximately $6,620,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NYSE Amex on June 30, 2010.

As of March 23, 2011, there were 41,397,173 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.

BUSINESS

Overview

IGI Laboratories, Inc. is a Delaware corporation formed in 1977. We develop, manufacture, fill and package topical semi-solid and liquid products for cosmetic, cosmeceutical and pharmaceutical customers. Our products are used for a variety of skin conditions, including the treatment of symptoms of dermatitis, acne, psoriasis and eczema. We are building upon this foundation by filing our own Abbreviated New Drug Applications, or ANDAs, and continuing to expand into the prescription pharmaceutical arena. Our strategy is based upon three initiatives: increasing the current contract services business, developing a portfolio of prescription generic formulations in topical dosage forms and creating unique opportunities around our licensed Novasome® technology. All of our product development and manufacturing is performed at our 23,000 sq. ft. facility in Buena, NJ.

Our Services and Products

Contract Services Business

We provide contract services to marketers of topical formulations. These customers contract with us for formulation development and/or manufacturing of products which are marketed in the customer’s brand. These products range from pure cosmetic formulations sold by retail to the public, to prescription formulations promoted to physicians.

Our development and manufacturing capabilities encompass product formulation, scale-up, regulatory, quality assurance and in-house validation, as well as commercial manufacture. We formulate products in a broad range of topical semi-solid and liquid dosage forms, including: creams, ointments, gels, liquids, lotions and solutions for dermatologic and cosmetic applications. In addition to customer-requested formulation work, we have the capability to utilize our proprietary encapsulation delivery system in either the development of new products or the reformulation of existing products for our partners.

We offer our customers full turnkey manufacturing services, from ordering raw materials and packaging components to compounding, filling and packaging. We offer flexibility in manufacturing, from pilot batches to large commercial batches, from simple liquid solutions to challenging cream formulations; and in packaging, with high-speed filling and packaging of bottles, jars, pumps and tubes. We also assist customers in package design and selection of the appropriate container and secondary packaging based upon the product’s intended use and target audience. We supply our customers with fully-packaged and tested, ready-for-sale finished products.

We believe that contract services will continue to be crucial to our success. The customer base for these services are pharmaceutical companies, as well as cosmetic, cosmeceutical and over-the-counter, or OTC product marketers who require product development/manufacturing support. This is a highly-competitive market with a number of larger, greater-resourced companies offering similar services. We intend to continue to create niche opportunities by providing high quality, customer-oriented service.

Our contract services customers include pharmaceutical companies, for whom we formulate, test and/or manufacture prescription pharmaceutical products and medical devices.

An integral part of our strategy is to partner with leading pharmaceutical and skin care companies. We intend to assist our partners in developing and manufacturing products for sale in the pharmaceutical and OTC markets.

In May 2010, we entered into a product development and supply agreement with Impax Laboratories of Hayward, CA, a leading marketer of prescription pharmaceutical products. Under the agreement, we will be responsible for developing two topical drug product candidates, obtaining U.S. Food and Drug Administration, or FDA, marketing approvals and manufacturing the commercial products for Impax.

In August 2010, we entered into a Turnkey Manufacturing Services Agreement with The NeoStrata Company. NeoStrata, headquartered in Princeton, NJ, is an internationally-recognized leader in skin care products. Its products, which are primarily cosmeceutical products, are marketed worldwide through consumer outlets, physician’s offices and spas. Under the terms of the agreement, IGI is responsible for supplying NeoStrata fully-packaged, ready-for-sale product.

In September 2010, we entered into a product development agreement to provide formulation and development for a New Drug Application, or NDA topical product for a specialty pharmaceutical company. Under the arrangement, we are responsible for product formulation, stability, the manufacture of clinical materials, scale up and preparation of regulatory filings.

IGI’s Pharmaceutical Business

We are leveraging our expertise in pharmaceutical formulation and manufacturing to expand our own product offerings. We are focused on developing a portfolio of topical generic drug products via the ANDA route. ANDAs are submitted to the FDA for generic drug products that are bioequivalent versions of innovator brand drug products. ANDA approval by the FDA allows for the interchangeability in the United States of the generic product with the innovator drug, meaning that the generic version may be substituted for the brand product by either a physician or pharmacist when dispensing a prescription.

In September 2010, we filed our first ANDA with the FDA in our own name. Our second ANDA was filed on December 30, 2010. We have a number of additional product candidates in various stages of development. We anticipate filing 4 to 6 ANDAs per year on an ongoing basis, assuming sufficient financial resources to support these product development plans.

We believe the topical market to be an attractive one. The U.S. market for topical drug products is estimated at $8-10 billion by IMS Health, a small segment of the estimated $300 billion pharmaceutical market. Topical drugs are defined as those intended for local external application, meaning used on the skin, scalp, eyes, ears, and outer areas of the vagina and anus. They come in a variety of dosage forms: creams, ointments, lotions, gels, solutions and suspensions. Topical drugs are unique in that they are not intended to enter the bloodstream.

As a result, topical products have distinctive requirements for demonstrating bioequivalence in the context of an ANDA. The sponsor of an ANDA can reference the innovator’s original new drug application for safety and efficacy data, thus avoiding the costly studies required to demonstrate these qualities. It is the responsibility of the ANDA sponsor to demonstrate bioequivalence to the innovator drug product. For topical drugs there are three means of addressing bioequivalence: by requesting a waiver from FDA for certain older products and solutions, performing vasoconstriction studies for corticosteroids and by performing comparative clinical trials against the innovator drug for products indicated for the treatment of acne, rosacea, fungal infections, bacterial infections and viral infections of the skin. We intend to develop, submit applications for, and market topical drugs meeting all three bioequivalence requirements.

Novasome® Technology Platform

We have an exclusive license for use of the patented Novasome® encapsulation technology in topical formulations, from Novavax, Inc., until December 11, 2015. The technology utilizes non-phospholipid structures for enhanced absorption via topical delivery of pharmaceuticals and cosmeceuticals. The Novasome® technology is inexpensive to manufacture, and its structures are stable, biodegradable, and highly hydrophobic and hydrophilic, making them suitable for a wide range of topical applications. Novasome® encapsulation has been demonstrated to provide the following benefits:

•

Improved product stability;

•

Reduced skin irritation;

•

Extended release of active ingredients;

•

Improved skin permeation;

•

Improved product aesthetics; and

•

Allowance of novel product forms.

Our Novasome® technology has been successfully used in a number of OTC products, including cosmetic and cosmeceutical products. We intend to continue to pursue collaboration opportunities with established skin care and pharmaceutical companies seeking to develop topical products with unique properties that allow us to utilize and capitalize on the Novasome® license. In addition, we will explore line extension opportunities through innovative packaging or alternate dosage forms of existing pharmaceutical molecules.

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

Our Competitive Strategy

Our goal is to become a leading provider of contract service solutions for topical cosmetic, cosmeceutical and pharmaceutical products and to become a leading developer of generic topical, semi-solid and liquid cosmetic, cosmeceutical and pharmaceutical products. The key elements of our strategy include:

Continue to Expand Relationships with Customers. We have developed strong customer relationships, which we believe provide us with both recurring revenue streams from those customers and opportunities to increase our product offerings to our customers. Revenue from our top 3 customers has increased 254% over the past two years. We intend to continue to capitalize on our strong customer relationships to increase our contract services revenues.

Leverage Experience to Expand Contract Services. Our senior management team has significant experience in product selection, formulation, methods development and regulatory affairs for topical pharmaceutical products. We intend to continue to leverage this significant experience to expand our contract services relationships with our current customers and to provide our contract development, manufacturing, filling and packaging services to new customers.

Develop Generic Pharmaceuticals. We intend to continue to develop topical generic products and utilize our expertise in pharmaceutical formulation and manufacture to expand our own product offerings. Through the ANDA process, we intend to develop several topical products and then leverage our internal research and development, or R&D, licensing and other business development relationships to market these products through sales partners.

Leverage our Flexible Manufacturing Capabilities. We have a FDA-registered, cGMP-compliant facility that is equipped for manufacturing topical, semi-solid and liquid products. The design and configuration of our manufacturing facility provides flexibility in manufacturing batch sizes from 250 kg up to 4,000 kg. We intend to leverage this flexibility and capacity to increase our contract services business and further advance our generic product development.

Diversify our Revenues. Currently, all of our revenue comes from our contract services and licensing of the Novasome® technology platform. We intend to diversify the sources of our income by increasing our focus on the identification, development, manufacturing and sales of generic topical products. We believe that growth of the pharmaceutical market and the relatively few competitors in the topical generic market, present attractive revenue growth and diversification opportunities for us.

Our Customers

We have successfully broadened our customer base for our contract services business to increase our revenue growth. Our customers in the contract services business generally consist of pharmaceutical companies as well as cosmetic, cosmeceutical and OTC product marketers who require product development/manufacturing support. Based on product sales in our contract services business, we have two (2) major customers. Major customers are defined as having sales for the latest fiscal year equal to or greater than 10% of that year’s total gross product sales. The loss of any of these customers would have a material adverse effect on us. In 2010 two customers individually accounted for more than 10% of product sales. These customers had purchases of $2,288,000 and $580,000, in aggregate representing 55% of revenue from product sales. In 2009, three (3) major customers accounted for 52% of revenue from product sales. Although we are beginning to focus on entering the topical generic drug market, we have not earned any revenue from this line of business to date.

Research and Development

Our R&D activities are integral to our business and are conducted at our facility in Buena, New Jersey. Our R&D department consists of eight full-time employees and their responsibilities include: formulation, reverse engineering, methods development, analytical and microbiologic testing and scale up. Our employees have specific expertise in developing topical products in a wide range of dosage forms, including simple solutions through complex creams. All ANDA development is conducted in-house except for bioequivalence testing, which is performed by a qualified contract research organization.

In 2010, we doubled our investment into R&D from $740,000 in 2009 to $1,510,000 to support ANDA development activities.

Sales and Marketing

Our sales and marketing activities are currently focused on increasing our contract development and manufacturing activities. We currently have an experienced senior executive leading this effort. We offer our contract manufacturing services directly to our customer base of cosmetic and OTC customers. These products are sold to the public under the brand of our customer.

The initial group of prescription ANDAs will be marketed to national chain drug stores and drug wholesalers by carefully-selected established partners. These partners will be responsible for sales and marketing of our manufactured generic products. We are also evaluating the timing for launching our own sales force for marketing our own generic pharmaceutical products. To date, we have filed two ANDAs with the FDA in our own name.

We will also look to out-license in-house developed products arising from Novasome® technology and products that are granted market exclusivity. This technology consists of the technology we license from Novavax, Inc. as well as our own patented technology.

Competition

The contract manufacturing services market is highly competitive and includes larger organizations with substantially greater resources than us. Many of our competitors are those companies that commercialize and/or manufacture their required products at their own facilities. These competitors include major pharmaceutical companies, generic drug manufacturers and consumer health product companies who have substantially greater manufacturing, R&D, marketing and financial resources than us and, in some cases, have more geographically diversified international operations. We compete specifically with a number of different privately held contract manufacturing companies, including DPT Laboratories, Ltd. and Harmony Labs, Inc. Although this market is competitive, the competition is somewhat limited due to the need for specific expertise in topical formulations and cGMP facilities. We believe that we have the expertise required and that we will continue to create opportunities in this market by providing high quality, customer-oriented service.

With respect to our development of pharmaceutical and cosmetic products, once we launch our first generic product, we will face competition in the topical generic drug market from other generic drug manufacturers and brand-name pharmaceutical companies through authorized generics. Although there are a significant number of competitors in the generic drug market, there are fewer competitors in the topical generic drug market. The three dominant companies in the topical generic drug market consist of Taro Pharmaceutical Industries, Ltd., Nycomed International Management GmbH and Perrigo Company. Collectively, these three competitors control approximately fifty percent (50%) of the generic topical market. We believe the concentrated nature of the topical generic drug market creates an opportunity for us. We believe we will be able to compete based on a variety of factors, including our focus on niche opportunities within the market segment and our dedication to quality in every area of our business.

Government Regulation and Regulatory Proceedings

The R&D, manufacturing and marketing of our products are subject to extensive regulation by the FDA and by other federal, state and local entities, which regulate, among other things, R&D activities, testing, manufacturing, labeling, storage, record keeping, advertising and promotion of pharmaceutical and OTC products.

FDA approval is required before any dosage form of any drug product, including a generic equivalent of a previously approved drug product, can be marketed. All applications for FDA approval must contain information relating to product formulation, stability, manufacturing processes, packaging, labeling and quality control. Compliance with FDA’s cGMP regulations is required at all times during the manufacture and processing of drugs. Such compliance requires considerable Company time and resources in the areas of production and quality control.

We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA and other authorities, which conduct periodic inspections to ensure that our facilities remain in compliance with cGMP regulations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes comply with cGMP and other FDA regulations. Our last FDA inspection took place in March 2011.

The two most frequently used applications seeking FDA approval to market and sell a drug product in the United States are:

1)

NDA. Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. We do not have any NDAs pending approval with the FDA as of December 31, 2010.

2)

ANDA. The Hatch-Waxman Act established a statutory procedure for submission of ANDAs to the FDA covering generic equivalents of previously approved brand-name drugs. Under the ANDA procedure an applicant is required to provide data illustrating that the generic drug formulation is bio-equivalent to a previously approved drug.

The FDA may deny an ANDA if applicable regulatory criteria are not satisfied. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained.

FDA policy and its stringent requirements have increased the time and expense involved in obtaining ANDA approvals and in complying with the FDA's cGMP standards. The ANDA approval process takes approximately 18 to 24 months but may at times take even longer.

We are also subject to regulation under other federal, state and local regulations regarding work place safety, environmental protection and hazardous substance controls, among others.

Reimbursement legislation, such as Medicaid, Medicare, and other programs, governs reimbursement levels. All pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. Generic drug manufacturers currently rebate an applicable percentage of calculated average manufacturer price (“AMP”) marketed under ANDAs. We believe that the federal and state governments may continue to enact measures in the future aimed at reducing the cost of drugs and devices to the public. We cannot predict the nature of such measures or their impact on our profitability.

Environmental Matters

Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the United States Environmental Protection Agency and equivalent state and local regulatory agencies. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our manufacturing facility uses, in varying degrees, hazardous substances in its processes. Contamination at our facility can result and has resulted in liability to us, for which we have recorded appropriate reserves as needed. For example, two of the Company’s facilities are currently undergoing remediation of environmental contamination. See Note 15 to the Company’s Consolidated Financial Statements.

Intellectual Property

To compete effectively, we need to develop and maintain a proprietary position with regard to our own technology, product candidates and business. Our goal is to safeguard our trade secrets and know-how, attain, maintain and enforce patent protection for our product candidates, formulations, processes, methods and other proprietary technologies, and operate without infringing on the proprietary rights of others. We seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology. We seek to achieve this protection through a combination of contractual arrangements and patents.

We depend upon the skills, knowledge, experience and know-how of our management and R&D personnel, as well as that of our consultants, advisors and collaborators. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on confidentiality agreements to protect our interests. We require our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We also require our employees and consultants to disclose and assign to use their ideas, developments, discoveries and inventions. We understand that these agreements may not provide us with adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure.

We also seek to obtain patent protection when necessary and we understand that this may not provide us with complete protection against competitors who may attempt to circumvent our patents.

Facility and Operations

Our executive administrative offices are located in Buena, New Jersey, in a 23,042 square foot facility built on 2.8 acres of land in 1995, which we own. This facility is also used for production, product development, marketing and warehousing for our pharmaceutical, cosmeceutical and cosmetic products. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation.

The facility is equipped to manufacture semi-solids, ointments, gels and liquids in solution form. The facility is also configured to provide flexibility in manufacturing. Pilot batches typically range from 30 to 250 kg, while commercial batches may range from 250 to 4,000 kg.

We operate our facility in accordance with GMP, utilizing the same high standards as our pharmaceutical customers. Our facility is registered with the FDA. We believe that our facility and equipment are in good condition, are well maintained and are able to operate at present levels. Our manufacturing operations are focused on regulatory compliance, continuous improvement, process standardization and excellence in execution across the organization.

Employees

On December 31, 2010 we had a total of 34 full-time employees. In addition, as the need arises, we occasionally utilize short-term, part-time employees who are paid on an hourly basis. We do not have a collective bargaining agreement with our employees and we believe that our employee relations are good.

Recent Developments

In May 2010, we entered into a product development and supply agreement with Impax Laboratories of Hayward, CA (“Impax”), a leading marketer of prescription pharmaceutical products. Under the agreement, we will be responsible for developing two topical drug product candidates, obtaining FDA marketing approvals and manufacturing the commercial products for Impax.

In May 2010, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. On June 24, 2010, we submitted a plan to NYSE Amex for compliance with the continued listing standards. On August 6, 2010, NYSE Amex notified us that it accepted our plan of compliance and granted us an extension until February 25, 2011 to regain compliance with the continued listing standards. On December 10, 2010, NYSE Amex notified us that we had resolved our continued listing deficiencies referenced in its May 2010 letter, and that we were in compliance with the NYSE Amex alternative listing standards, which require at least a $50 million market capitalization.

In August 2010, we entered into a Turnkey Manufacturing Services Agreement with The NeoStrata Company. NeoStrata, headquartered in Princeton, NJ, is an internationally-recognized leader in skin care products. Its products, which are primarily cosmeceutical products, are marketed worldwide through consumer outlets, physician’s offices and spas. Under the terms of the agreement, we are responsible for supplying NeoStrata fully-packaged, ready-for-sale products.

In August 2010, all of the issued and outstanding shares of our Series B-1 Convertible Preferred Stock, par value $0.01 per share automatically converted into an aggregate of 15,692,824 shares of our Common Stock in accordance with the terms and conditions set forth in the Certificate of Designation of the Rights and Preferences of Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock.

In September 2010, we entered into a product development agreement to provide formulation, development and manufacturing for a NDA, topical product for a specialty pharmaceutical company. Under the arrangement, we are responsible for product formulation, stability, the manufacture of clinical materials, scale up and preparation of regulatory filings.

In December 2010, we completed a $6,500,000 private placement for the sale of 5,909,087 shares of the Company’s common stock resulting in net proceeds of approximately $5,696,000 as more fully described in Note 10 to our Consolidated Financial Statements.

In December 2010, we entered into a credit agreement for a $3,000,000 credit facility as more fully described in Note 6 to our Consolidated Financial Statements. To secure payment of amounts financed, we have granted to the lender a security interest in and against, generally, all of our tangible and intangible assets, except intellectual property.

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

Our expenses have exceeded our revenue in each of the last seven years, and no net income has been available to common stockholders during each of these years. As of December 31, 2010, our stockholders’ equity was $10.4 million and we had an accumulated deficit of $37 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

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

We depend on a limited number of customers for a large portion of our revenue. For the year ended December 31, 2010 two of our customers accounted for 55% and for the year ended December 31, 2009 three of our customers accounted for 52% of our product sales revenue. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

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

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. Two of our facilities are currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation of such facilities are $676,000 and $65,000, respectively, of which $24,000 and $10,000 remain accrued as of December 31, 2010. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation that increases our costs and could prevent us from marketing or selling our products.

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, marketing, advertising and sale of the Company’s products is subject to extensive regulation by one or more U.S agencies, including the FDA, the Federal Trade Commission, and the Consumer Products Safety Commission, as well as by several state and local agencies in localities were the Company’s products are stored, distributed or sold. In addition, the Company manufactures and markets certain of its products in accordance with standards set by organizations, such as the United States Pharmacopeial Conventions (“USP”). The FDA regulates the testing, manufacture, labeling, marketing and sale of pharmaceutical products. Approval by the FDA is generally required before any new drug or the generic equivalent to any previously approved drug may be marketed or sold in the United States. In order to receive approval from the FDA for our product candidates that are generic versions of brand-name drugs, we intend to use the Abbreviated New Drug Application (“ANDA”) process and thus demonstrate to the FDA that each generic product candidate is bioequivalent to a drug previously approved by the FDA through the new drug approval process, known as an innovator, or brand-name reference drug. Bioequivalency may be demonstrated by comparing the generic product to the innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use. However, if the FDA determines that an ANDA for a generic drug product is not adequate to support approval, it could deny our application or request additional information, including preclinical and clinical trials, which could delay approval of the product and impair our ability to compete with other versions of the generic drug product.

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

We will need to hire additional qualified personnel with expertise in nonclinical testing, government regulation, formulation and manufacturing, sales and marketing and finance. We compete for qualified individuals with numerous pharmaceutical and consumer products companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to achieve and maintain adequate disclosure controls and procedures and internal control over financial reporting, our business results of operations and financial condition, and investors' confidence in us, could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2010 and December 31, 2009, and our management concluded that our disclosure controls and procedures were effective as of such time.

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

•

other generic drug manufacturers.

Most of the products that we are developing are either generic drugs or products without patent protection. These drugs and products do not benefit from patent protection and are therefore more subject to the risk of competition than patented products. In addition, because many of our competitors have substantially greater financial, production and research and development (“R&D”) resources, substantially larger sales and marketing organizations, and substantially greater name recognition than we have, we are particularly subject to the risks inherent in competing with them. For example, many of our competitors may be able to develop products and processes competitive with, or superior to, our own. Furthermore, we may not be able to successfully develop or introduce new products that are less costly than those of our competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors.

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

For the year ended December 31, 2010, the average daily trading volume of our Common Stock on the NYSE Amex was approximately 9,900 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

On May 25, 2010, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect a minimum of $6 million in stockholders’ equity to remain listed on the exchange. On June 24, 2010, we submitted a plan to NYSE Amex for compliance with the continued listing standards, which included our plan to increase out stockholders’ equity through additional offerings.

On August 6, 2010, NYSE Amex notified us that it accepted our plan of compliance and granted us an extension until February 25, 2011 to regain compliance with the continued listing standards. We will be subject to periodic review by NYSE Amex Staff during the extension period. On December 10, 2010, NYSE Amex notified us that we had resolved our continued listing deficiencies referenced in its May 2010 letter, and that we were in compliance with the NYSE Amex alternative listing standards, which require at least a $50 million market capitalization.

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

Our current principal stockholders, directors and executive officers beneficially own approximately 63% of our outstanding capital stock entitled to vote. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our Company and might ultimately affect the market price of our Common Stock.

Our stock price is, and we expect it to remain, volatile and subject to wide fluctuations, which may make difficult for stockholders to sell shares of Common Stock at or above the price for which they were acquired.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $0.55 in the first quarter of 2009 and a high of $1.74 in the fourth quarter of 2010. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our Common Stock. These include, but are not limited to:

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

If the holders of our Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, options and warrants to purchase Common Stock exercise their conversion rights, our Common Stock will be diluted .

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

ITEM 2.

PROPERTY

The Company’s executive administrative offices are located in Buena, New Jersey, in a 23,000 square foot facility built on 2.8 acres of land in 1995, which the Company owns. This facility is also used for production, product development, marketing and warehousing for the Company’s pharmaceutical, cosmeceutical and cosmetic products. We believe this facility is in good operating condition for adequately serving our needs. The Company also owns four acres of land adjacent to its main facility that can be used for future expansion.

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

ITEM 4.

Removed and Reserved

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has never paid cash dividends on its common stock ($.01 par value) and does not intend to pay cash dividends on its common stock in the foreseeable future. Additionally, the Company’s Credit Agreement with Amzak Capital Management, LLC (as described below) prohibits the Company from declaring cash dividends with respect to its capital stock, except as otherwise required by the Company’s existing organizational documents. The principal market for the Company’s Common Stock is the NYSE Amex (symbol: “IG”).

The following table shows the range of high and low prices on the NYSE Amex for the periods indicated:

	High	Low
2010

First quarter	$ .83	$ .65
Second quarter	1.14	.68
Third quarter	1.57	.99
Fourth quarter	1.90	1.42

2009

First quarter	$ .92	$ .17
Second quarter	1.60	.68
Third quarter	1.50	.82
Fourth quarter	1.25	.21

The approximate number of holders of record of the Company’s Common Stock at March 23, 2011 was 625 (not including stockholders for whom shares are held in a “nominee” or “street” name).

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

Company Overview

Strategic Overview

IGI is engaged in the formulation, development, manufacture and packaging of topical semi-solid and liquid products for pharmaceutical, cosmeceutical and cosmetic customers. The Company’s strategic plan is to build upon this foundation by expanding into the prescription pharmaceutical arena. This strategy will be based upon three initiatives: increasing the current contract manufacturing services business, developing a generic portfolio of formulations in topical dosage forms, and creating unique opportunities around the Company’s licensed Novasome® technology and novel dosage forms.

The Company has structured a new management team to implement this plan. The team brings a wealth of experience in the generic pharmaceutical industry to IGI. IGI’s facilities and manufacturing equipment have been designed to produce topical and liquid products and support the Company’s target prescription dosage forms.

Contract manufacturing services will continue to be crucial to IGI’s success. The customer base for these services is pharmaceutical companies as well as cosmetic, cosmeceutical, and OTC product marketers who require product development/manufacturing support. This is a highly-competitive market with a number of larger, greater-resourced companies offering similar services. IGI looks to create niche opportunities for itself by providing high quality, customer-oriented service.

IGI plans to build a prescription pharmaceutical portfolio in the specialty areas of topical dosage forms. This will be accomplished through in-house formulation and development, and submission of ANDAs to the FDA. The entire approval process can take 3-5 years before a product is approved, of which the FDA approval portion is approximately 18 - 24 months. The Company plans to submit multiple ANDAs each year.

IGI has exclusive rights for the use of Novasome® technology in topical formulations and intends to pursue collaboration opportunities with established pharmaceutical companies seeking to develop topical products with unique properties. In addition, the Company will explore line extension opportunities through innovative packaging or alternate dosage forms of existing pharmaceutical molecules.

Recent Events

In December 2010, we completed a $6,500,000 private placement for the sale of 5,909,087 shares of the Company’s common stock resulting in net proceeds of approximately $5,696,000 as more fully described in Note 10 to our Consolidated Financial Statements.

In December 2010, we entered into a credit agreement for a $3,000,000 credit facility as more fully described in Note 6 to our Consolidated Financial Statements. To secure payment of amounts financed, we have granted to the lender a security interest in and against, generally, all of our tangible and intangible assets, except intellectual property.

Results of Operations

2010 Compared to 2009

The Company had a net loss attributable to common stockholders of $4,707,000, or $(0.20) per share, in 2010 compared to a net loss of $7,408,000, or $(0.46) per share, in 2009 which resulted from the following:

	For the years ended
Revenues	December 31, 2010	December 31, 2009	$ change	% change
	(in thousands)

Product Sales, net	$ 5,163	$ 3,203	$ 1,960	61%
Research and Development Income	666	281	385	137%
Licensing and Royalty Income	248	294	(46)	(16)%
Other Income	17	—	17	100%

Total Revenues	$ 6,094	$ 3,778	$ 2,316	61%

The increase in product sales for the year ended December 31, 2010 as compared to the same period in 2009 was primarily due to increased annual product sales to the Company’s major customers and product sales to new customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. The increase in research and development income during the year ended December 31, 2010 as compared to the same period in 2009 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing and royalty income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

	For the years ended
Costs of Sales	December 31, 2010	December 31, 2009	$ change	% change
	(in thousands)

Cost of Sales	$ 4,989	$ 3,527	$ 1,462	41%

Cost of sales increased by approximately $1,292,000 for the year ended December 31, 2010 as a result of the increase in product sales by 61%. We also had an increase of approximately $170,000 due to reserves for products that the Company is no longer producing and obsolete and expired inventory for the year ended December 31, 2010. Cost of sales as a percentage of product sales was 97% for the year ended December 31, 2010 as compared to 110% for the year ended December 31, 2009.

	For the years ended
Operating Expenses	December 31, 2010	December 31, 2009	$ change	% change
	(in thousands)

Selling General and Administrative Expenses	$ 3,226	$ 3,602	$ (376)	(10)%
Product Development and Research Expense	$ 1,510	$ 740	$ 770	104%

Selling, general and administrative expenses for the year period ended December 31, 2010 decreased as compared to the same period in 2009 as the prior period included a severance expense of $341,000 for our former President and Chief Executive Officer per his 2009 separation agreement, a decrease of $338,000 in professional and consulting fees and a decrease of $62,000 in expense from the issuance of stock options, offset by an increase of $262,000 in salaries and related expenses, an increase in directors’ fees of $51,000 and an increase of $46,000 in travel related expenses.

As the Company created its pharmaceutical foundation, transitioning from a contract manufacturer to a generic topical pharmaceutical company, product development and research expenses for the year ended December 31, 2010 increased as compared to the same period for 2009 as follows. Salaries and related costs increased $419,000 due to establishing a fully staffed Quality Analytical Department, clinical studies expense of $131,000 was incurred in 2010, supplies and outside testing increased by $110,000 and the expense from the issuance of stock options increased by $64,000.

	For the years ended
Interest income (expense), net	December 31, 2010	December 31, 2009	$ change	% change
	(in thousands)

Interest Income	$ 3	$ 19	$ (16)	(84)%
Interest Expense	$ 13	$ 957	$ 944	99%

Interest expense decreased for the year ended December 31, 2010 as compared to the same period in 2009 due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the Offering (see Note 8 to the Company’s Consolidated Financial Statements) that were included in interest expense in 2009. Interest income decreased for the year ended December 31, 2010 as compared to the same period in 2009 due to lower average cash balances in 2010.

	For the years ended
Income Taxes	December 31, 2010	December 31, 2009	$ change	% change
	(in thousands)

Income Taxes	$ 217	$ 108	$ 109	101%

The tax benefit of $222,000 in 2010 and $108,000 in 2009 was the result of a sale of a portion of the Company’s state tax operating loss carry forwards to a third party, pursuant to a program run by the State of New Jersey. There can be no assurance of continuation.

	For the years ended
Net loss attributable to common stockholders	December 31, 2010	December 31, 2009	$ change	% change
	(in thousands, except per share numbers)

Net loss attributable to common stockholders	$ (4,707)	$ (7,408)	$ (2,701)	(36)%
Net loss per share	$ (0.20)	$ (0.46)	$ (0.26)	(57)%

The decrease in net loss attributable to common stockholders for the year ended December 31, 2010 as compared to the same period in 2009 is due to approximately $943,000 of accrued interest and amortization of debt discount and debt issuance costs related to the convertible notes payable issued in connection with the 2009 Offering (see Note 8 to our Consolidated Financial Statements) that were included in interest expense and the dividend accreted for beneficial conversion features of $2,488,000 for 2009, as well as the items noted above, offset by the preferred stock dividends of $1,284,000 in 2010.

Liquidity and Capital Resources

The Company’s business operations have been primarily funded over the past two years through private placements of our capital stock. As described more fully in Notes 6, 8, 9 and 10 to our Consolidated Financial Statements, we raised an aggregate of $7,213,000 through private placements of equity with accredited investors in 2010 and $5,304,000 in 2009 principally from private equity investors. In 2010, we also entered into a $3,000,000 line of credit. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources including the recently completed line of credit and private placement detailed below will be sufficient to support our current business plan beyond March 2012.

On December 21, 2010, we entered into a Credit Agreement with Amzak Capital Management, LLC pursuant to which Amzak has agreed to extend a $3,000,000 credit facility to the Company. The Company had no amounts outstanding under the facility at December 31, 2010. The Company drew down $500,000 in principal amount in March 2011. To secure payment of the amounts financed under the Credit Agreement, the Company has granted to the Lender a security interest in and against, generally, all of its tangible and intangible assets, except intellectual property, pursuant to that certain Pledge and Security Agreement with the Lender dated December 21, 2010. In addition, the Company has pledged to the Lender its equity interests in IGEN, Inc., one of the Company’s wholly-owned subsidiaries.

On December 8, 2010, we completed the sale of 5,909,087 shares of the Company’s common stock, $0.01 par value per share, to several accredited investors, as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended at a price of $1.10 per share, or an aggregate of approximately $6,500,000. The Company paid placement agent fees of $650,000 and issued warrants to purchase 354,546 shares of Common Stock at $1.21 per share. The Common Stock and the warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager, which we refer to as the Series C Offering. As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of Series C Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance of the Series C Convertible Preferred Stock).

On March 13, 2009, the Company completed a $6,000,000 private placement, resulting in net proceeds of approximately $5,279,000, with certain investment funds affiliated with Signet Healthcare Partners, G.P., which we refer to as the Offering, as more fully described in Note 8 to our Consolidated Financial Statements. As a condition to the consummation of the Offering, on March 13, 2009, the Company and Pinnacle entered the Third Amendment to Loan and Security Agreement pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the line of credit from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the line of credit will become due and payable on July 31, 2010 and the remaining outstanding loans and advances, together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Third Amended and Restated Revolving Note, which we refer to as the Note Payable into shares of the Company’s common stock at a conversion rate of $0.41 per share upon receipt of stockholder approval by the Company of such conversion, which we refer to as the Note Conversion. For additional information relating to the Note Conversion, see Note 6 to our Consolidated Financial Statements. For additional information relating to the Offering, see Note 8 to our Consolidated Financial Statements.

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

On January 29, 2009, the secured line of credit with Pinnacle Mountain Partners, LLC, which we refer to as Pinnacle, a company owned by Dr. Edward and Jane Hager, significant stockholders of the Company, and in the case of Mrs. Hager, a director of the Company, was amended and extended for a term of six months, which we refer to as the Second Amendment to Loan and Security Agreement, as more fully described in Note 6 to our Consolidated Financial Statements. The Company had an outstanding principal balance under the Second Amendment to Loan and Security Agreement with a face value of $500,000 as of May 15, 2009 and interest expense related to this line of credit was $14,065 for the period January 1, 2009 to May 15, 2009 (date of conversion).

The Company's operating activities used $3,013,000 of cash during the year ended December 31, 2010 compared to $3,619,000 used in the comparable period of 2009. The use of cash for the year ended December 31, 2010 and for the same period of 2009 was substantially a result of the net loss for the period offset by non-cash expense items.

The Company’s investing activities used $195,000 of cash in the year ended December 31, 2010 compared to $736,000 of cash used in investing activities in the comparable period of 2009. The funds used for the year ended December 31, 2010 were for additional equipment and related services for the analytical area, and the funds used for the year ended December 31, 2009 were for additional equipment and improvements for the packaging and filling lines.

The Company's financing activities provided $7,200,000 of cash in the year ended December 31, 2010 compared to $5,308,000 provided in the year ended December 31, 2009. The cash provided for the year ended December 31, 2010 is primarily the proceeds of the sale of the Company’s common stock as more fully described in Note 10 to our Consolidated Financial Statements and the Series C Convertible Preferred Stock financing as more fully described in Note 9 to the Company’s Consolidated Financial Statements. The cash provided for the year ended December 31, 2009 is mainly from the proceeds of the Series B-1 Convertible Preferred Stock financing and the Note Payable as more fully described in Note 8 to the Company’s Consolidated Financial Statements.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $5,116,000 at December 31, 2010, the $3,000,000 credit facility detailed above and future cash from operations. The Company had working capital of $6,264,000 at December 31, 2010.

Recent Pronouncements

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

Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Environmental Remediation Liability

On April 6, 2000, officials of the New Jersey Department of Environmental Protection, which we refer to as DEP, inspected the Company’s leased storage site in Buena, New Jersey, and issued Notices of Violation, which we refer to as NOVs, relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge’s decision from the Office of Administrative Law, which we refer to as OAL, of a fine in the amount of $35,000 in respect to the NOVs the Company received from the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. The DEP subsequently issued a final decision, which accepted the violation findings but rejected the OAL Judge’s penalty recommendation, reinstituting a previously proposed penalty by the DEP of $215,000, less the $40,000 credit previously mentioned or $175,000. The Company appealed this to the Superior Court of the NJ Appellate Division, which determined that the Commission’s decision was reasonable thus affirming the DEP Commissioner’s decision. This amount of $175,000 was accrued for in the fourth quarter of 2007. The Company reached a settlement with DEP Commissioner and agreed to pay the above amount in six equal installments. The final installment was paid on June 30, 2009.

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey DEP and the local authorities, and hired a contractor to assess the exposure and required clean up costs. The total estimated costs for the clean-up and remediation is $676,000, of which $24,000 remains accrued as of December 31, 2010. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

In response to an observation by the New Jersey DEP of pesticide contamination in a portion of its property located at 105 Lincoln Avenue in Buena, Atlantic County, New Jersey, the Company contracted with an environmental and remediation firm to complete soil delineation of the pesticide contamination, its remediation and disposal. The estimated cost for the remediation is $65,000, of which $10,000 remains accrued as of December 31, 2010. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

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

Research and Development Income: The Company establishes agreed upon product development agreements with its customers to perform product development services. Product development revenues are recognized in accordance with the product development agreement upon the completion of the phases of development and when we have no future performance obligations relating to that phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. Payments under these arrangements are generally non-refundable and are reported as deferred until they are recognized as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed.

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

Off Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 16, 2010, the Company was notified that Amper, Politziner and Mattia, LLP (“Amper”), the Company’s independent registered public accounting firm, combined its practice with that of Eisner LLP (“Eisner”) and the name of the combined practice operates under the name EisnerAmper LLP. The Audit Committee of the Company’s board of directors subsequently engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm.

Prior to engaging EisnerAmper LLP, the Company did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2009 and through the date of engagement of EisnerAmper LLP, there were (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our President and Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including our President and Chief Executive Officer and Acting Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The following table sets forth information regarding each of our current directors according to the information furnished to us by each such director:

Name	Age	Positions Currently held with IGI	Committee Membership	Director of IGI Since
Jane E. Hager	65	Director	A, N	1982 – 2003 2007 – Present

James C. Gale (1)	61	Director	N	2009 – Present

Charles Moore	62	Director, President and Chief Executive Officer	—	2010 – Present

Narendra N. Borkar	70	Director	C	2009 – Present

Michael Hemric	58	Director	A	2009 – Present

Joyce Erony (2)	51	Director, Acting Chief Financial Officer	N	2009 – Present

Bhaskar Chaudhuri	56	Director	C	2010 – Present

(1)

Mr. Gale was initially appointed to our Board of Directors on May 15, 2009 as a designee of the holders of Series B-1 Convertible Preferred Stock.

(2)

Ms. Erony was initially appointed to our Board of Directors on March 13, 2009 as a designee of the holders of Series B-1 Convertible Preferred Stock. Ms. Erony has served as our Acting Chief Financial Officer since January 2011 and she will remain in this position while the Company conducts its search for a replacement.

A – Audit Committee

C – Organization and Compensation Committee

N – Nominating and Corporate Governance Committee

Name	Principal Occupation, Other Business Experience and Other Directorships

Jane E. Hager

President of Prescott Investment Corp., since 1991 and Pinnacle Mountain Partners, LLC since 2002; Managing Member of Gulf Coast Investment Partners, LLC since 2003 and Angelfish Investments, LLC since 2004, all of which are real estate development and/or investment companies. She is a founder and past director of IGI Laboratories, Inc. from 1982 to 2003 and Novavax, Inc. [NASDAQ] from 1995 to 2002. Mrs. Hager is also a founding director and Chair of the Audit Committee of Centrix Bank & Trust, Bedford, NH [OTCBB] since 1999 and a director of ZSGenetics, Stoddard, NH since 2006, a gene expression and sequencing company.

James C. Gale

Founding Partner of Signet Healthcare Partners. Prior to founding Signet, Mr. Gale was head of principal investment activities and investment banking at Gruntal & Co., LLC. Prior to joining Gruntal, Mr. Gale originated and managed private equity investments for Home Insurance Co., Gruntal’s parent. Earlier in his career, Mr. Gale was a senior Investment Banker at E.F. Hutton & Co.

Mr. Gale is currently the Chairman of the Board of Alpex Pharma S.A. and Cydex Inc. and also serves on the Board of Directors of Anteis SA, Octoplus BV, Pfenex Inc., Spepharm BV and Paladin Laboratories. Mr. Gale holds a Masters of Business Administration from the University of Chicago.

Name	Principal Occupation, Other Business Experience and Other Directorships

Narendra N. Borkar

Chief Executive Officer of Aurobindo Pharma USA (2004-2006), Chief Executive Officer of Caraco Pharmaceutical Laboratories (1997- 2003), various senior roles for Novartis (formerly Ciba-Geigy) (1981-1997), General Manager of Apte Amalgamation (1979-1981), Works Engineer for Hoffman La Roche (1976-1979), Project Manager for Union Carbide Corp. and Merck & Company, Inc. (1966-1976).

Michael Hemric

Executive with Alcon Laboratories (1980-2008), including Area President/Far East (2007-2008), Vice President/General Manager – Pharmaceutical Division (2002- 2006), Vice President/Area Manager for Southeast Asia (1999-2002), Vice President/General Manager - Consumer Products Division (1997- 1999). Earlier in his career, Mr. Hemric was involved in Sales at Alcon Laboratories and other companies, including The Gillette Company

Charles Moore

Mr. Moore served as our Vice President of Technical Operations from February 2010 until March 2010 and has served as our President and Chief Executive Officer since April 1, 2010. Prior to joining the Company, from March 2008 to February 2010, Mr. Moore was Vice President of Business Development for Infa Inc., where he was responsible for development of the North American business of the Infa Group, an Italian-based Active Pharmaceutical Ingredient (API) manufacturer. From March 2006 to February 2008, Mr. Moore served as Director of Business Development for VinChem Inc., a pharmaceutical outsourcing solutions provider. From 1980 to 2006, Mr. Moore served in various senior management roles for Altana Inc. (now Nycomed) including being the Head of the Product Development Task Force. He was responsible for researching the U.S. dermatology market, selecting the product candidates for in-house development, and overseeing the development process through ANDA approval and launch. Mr. Moore received his BSBA from Thomas A. Edison College.

Joyce Erony

Managing Director of Signet Healthcare Partners. Prior to joining Signet, Ms. Erony spent 14 years (1991-2004) at Salomon Brothers Inc., Salomon Smith Barney, Inc. and ultimately Citigroup, which acquired the former companies, most recently as Managing Director responsible for Citigroup’s activities in Specialty Pharmaceuticals. Prior to joining Citigroup, Ms. Erony worked as an economist (1983-1991), primarily at the World Bank and International Finance Corporation advising various international development agencies and multilateral organizations. Since January 2011, Ms. Erony has served as our Acting Chief Financial Officer while the Company conducts a search for a permanent replacement.

Ms. Erony has served as a director of Dow Pharmaceutical Sciences, Inc., Control Delivery Systems, Inc., Anteis, S.A., ORBIS International and Atlantis Components, Inc. She currently serves as a director of Peak Surgical and Cedarburg Pharmaceuticals Inc. Ms. Erony holds a Diploma in International Law and Economics from the London School of Economics and Political Science (1982) and a BS in Management from Case Western Reserve University (1981).

Bhaskar Chaudhuri

Mr. Chaudhuri has more than 20 years experience in pharmaceutical management, research and development. Mr. Chaudhuri served as President of Valeant Pharmaceuticals International until September 2010. Prior to joining Valeant, upon Valeant’s acquisition of Dow Pharmaceutical Sciences, Inc. in 2008, Mr. Chaudhuri served for seven years as Dow’s President and Chief Executive Officer and a member of Dow’s Board of Directors from 2003 to 2008. Prior to that, Mr. Chaudhuri served as Executive Vice President of Scientific Affairs at Bertek Pharmaceuticals, a subsidiary of Mylan Laboratories. Prior to his positions at Bertek, Mr. Chaudhuri served as the General Manager of the Dermatology Division of Mylan Laboratories. Mr. Chaudhuri joined Mylan through the acquisition of Penederm, Inc., where he worked from 1992 to 1998 in a number of senior positions before becoming the Vice President of R&D. Mr. Chaudhuri holds a Doctorate in Physical Pharmacy from the University of Louisiana, a Masters of Science in Industrial Pharmacy and a Bachelors of Science in Pharmacy from India.

When considering whether nominees for director have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Nominating and Corporate Governance Committee of the Board of Directors and the Board of Directors focused primarily on the information discussed in each of the directors’ individual biographies set forth above. In particular, with regard to Ms. Hager, the Board considered her investment experience and familiarity with our company. With regard to Mr. Gale, the Board considered his investment experience, his role as the head of principal investment activities at Gruntal & Co., LLC, as well as his experience as a director with other pharmaceutical companies. With regard to Mr. Borkar, the Board considered his over forty years of experience in the pharmaceutical industry including having held various senior executive positions within the brand and generic segments of major pharmaceutical companies. With regard to Mr. Hemric, the Board considered his over twenty-five years experience with Alcon Laboratories. With regard to Mr. Moore, the Board considered his experience as a pharmaceutical executive with a successful track record in bringing over 50 generic topical products from development to approval. With regard to Ms. Erony, the Board considered her investment experience, her role as managing director of Citigroup’s activities in specialty pharmaceuticals, as well as her experience as a director with other pharmaceutical companies. With regard to Mr. Chaudhuri, the Board considered his over twenty years of experience in the pharmaceutical industry, including having held senior executive positions with major pharmaceutical companies.

Identification of Executive Officers

In addition to Charles Moore whose biography is set forth above in “Identification of Directors” the following people served as our executive officers in 2010:

Name	Title
Nadya Lawrence	Executive Vice President of Sales and Marketing
Philip Forte	Former Chief Financial Officer

Nadya Lawrence (42) has served as our Executive Vice President of Sales and Marketing since April 2010. From 2006 to April 2010, Ms. Lawrence served as our Executive Vice President of Operations and from 2001 to 2006 she served as our Vice President of Operations. Previously, Ms. Lawrence served as our R&D Technical Director and R&D Manager from 1995 to 2001.

Philip Forte (58) served as our Chief Financial Officer from February 2010 to January 2011 and he served as our Controller from May 2009 until February 2010. Previously, Mr. Forte served as the Senior Director of Finance at Teva Specialty Pharmaceuticals Industries, Ltd., a generic pharmaceutical company. Prior to Teva Specialty Pharmaceuticals, Mr. Forte held various financial roles in corporate and public accounting including Bristol Myers Squibb and Aventis. Mr. Forte received his BBA in Accounting from Bernard M Baruch and his MBA in accounting and finance from Fairleigh Dickinson University. Please see the section entitled “Separation Agreements” below for more details regarding Mr. Forte’s resignation.

None of our directors or executive officers is related by family to any other director or executive officer.

Audit Committee of the Board of Directors

The Company’s Board of Directors has a standing Audit Committee. The members of the Audit Committee are Jane E. Hager (Chair) and Michael Hemric. The Company believes that the composition and functioning of the Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, NYSE Amex and SEC rules and regulations, including those regarding the independence of the Audit Committee members. The Board of Directors has determined that Jane E. Hager, one of its independent directors, is an “audit committee financial expert” as currently defined under the SEC’s rules implementing Section 407 of the Sarbanes-Oxley Act of 2002.

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock, which we refer to as Reporting Persons, to file with the SEC and the NYSE Amex initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. SEC regulations also require such persons to furnish us with copies of all such reports. Based solely on our review of copies of reports filed by Reporting Persons and furnished to us, we believe that, except as set forth below, during 2010 our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. During 2010, Bhaskar Chaudhuri filed one late Form 3 relating to two transactions, Nadya Lawrence filed one late Form 4 relating to three transactions, Jane E. Hager filed two late Form 4s relating to two transactions, James Gale filed one late Form 4 relating to two transactions, Narendra Borkar filed one late Form 4 relating to one transaction, Michael Hemric filed one late Form 4 relating to one transaction, and Joyce Erony filed one late Form 4 relating to one transaction.

ITEM 11.

EXECUTIVE COMPENSATION

2010 Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the previous two fiscal years, which was earned by each of our former President and Chief Executive Officer and our former Chief Financial Officer who served during 2010, our current President and Chief Executive Officer, who also served during 2010, and our other most highly compensated executive officer who received compensation in excess of $100,000 during 2010. We refer to these people in this Annual Report as our Named Executive Officers.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Hemanshu Pandya Former President and Chief Executive Officer	2010 2009	83,740 125,000	— 15,000	— 1,043,250 (5)	— 347,750 (6)	4,641 3,518	88,381 1,534,518

Philip Forte Former Chief Financial Officer	2010 2009	185,000 88,827	0 19,000	60,000 (7) 75,200 (7)	— 68,124(8)	28,538 11,632	273,538 262,783

Charles Moore President and Chief Executive Officer(9)	2010 2009	222,326 —	48,000 —	665,050 —	— —	12,706 —	948,082 —

Nadya Lawrence Executive Vice President of Sales and Marketing	2010 2009	144,200 140,000	— —	— —	— —	27,177 25,947	171,377 165,947

(1)

Lists the principal positions held as of December 31, 2010. On June 29, 2009, Hemanshu Pandya assumed the position as our President and Chief Executive Officer. Mr. Pandya resigned from our Board of Directors and as our President and Chief Executive Officer on March 19, 2010, effective April 1, 2010. On May 29, 2009, Philip Forte assumed the position of our Controller and was later promoted to serve as our Chief Financial Officer. Mr. Forte resigned as our Chief Financial Officer, effective January 11, 2011. On February 12, 2010, Charles Moore assumed the position of our Executive Vice President Technical Operations and was later promoted to serve as our President and Chief Executive Officer.

(2)

The amounts shown in this column represent the fair value of the awards on the date of grant, as computed in accordance with FASB ASC Topic 718.

(3)

The amounts reflected in this column represent the fair value of the awards on the date of grant, as computed in accordance with FASB ASC Topic 718. We valued these options using a Black-Scholes model. In the model, we used an expected life of five and one-half (5.5) years to value the ten year options that we issued. We used an interest rate equal to the yield on the treasury bonds that have approximately five and one-half years remaining until maturity and used the volatility of our stock price over a period that is approximately five and one-half years prior to the grant date.

(4)

The amounts shown in this column represent premiums for group life insurance, medical, and dental insurance paid by us, and contributions made by us to the executive’s account under our 401(k) Plan. The amounts shown include $12,847 in automobile reimbursements made to Mr. Forte in 2010 and $9,022 in automobile reimbursements made to Ms. Lawrence in 2010. In 2010, we paid $4,245, $15,214, $12,569 and $692 for medical, dental, vision and group life insurance for Mr. Moore, Mr. Forte, Ms. Lawrence and Mr. Pandya, respectively. We also made contributions to the 401(k) Plan accounts of Mr. Pandya, Mr. Forte, Ms. Lawrence and Mr. Moore in the amounts of $3,950, $477, $5,586 and $8,461, respectively. The amounts shown include $2,905 in automobile reimbursements made to Mr. Forte in 2009 and $9,022 in automobile reimbursements made to Ms. Lawrence. In 2009, we paid $318, $6,818 and $11,339 for medical, dental and group life insurance for Mr. Pandya, Mr. Forte and Ms. Lawrence, respectively. We also made contributions to the 401(k) Plan accounts of Mr. Pandya, Mr. Forte and Ms. Lawrence in the amounts of $3,200, $1,908 and $5,586, respectively.

(5)

The unvested portion of $695,535 of this stock award was forfeited on April 1, 2010 upon the resignation of Mr. Pandya.

(6)

This award was for options to purchase 530,145 shares, of which 176,718 options were vested on April 1, 2010 (date of Mr. Pandya’s resignation) and 353,427 were unvested and forfeited. Mr. Pandya forfeited the vested portion of his options when he did not exercise them before their expiration date.

(7)

Mr. Forte resigned as of January 11, 2011, and at this time, 53,328 shares of these stock awards vested and the unvested portion of 106,672 stock awards was forfeited.

(8)

This award was for options to purchase 110,000 shares, of which 36,663 were vested on January 11, 2011 (date of Mr. Forte’s resignation) and 73,337 were unvested and forfeited.

(9)

Mr. Moore is also a member of our Board and he did not receive any compensation as a director in 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth certain information concerning outstanding option awards as of December 31, 2010.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1)($)

Hemanshu Pandya	176,718 (2)	353,427(2)	$1.07	06/29/19	650,032 (3)	1,092,054

Philip Forte	36,663 (4)	73,337 (4)	$1.01	05/29/19	106,672 (5)	179,209

Charles Moore	—	—	—	—	—	—

Nadya Lawrence	5,000 30,000 40,000 100,000 30,000 40,000	— — — — —	$ .52 $ .80 $ .65 $1.07 $1.27 $ .76	12/27/11 05/16/11 05/23/12 05/20/13 12/20/14 12/09/15	— — — — — —	— — — — — —

(1)

The market value is based upon the closing price of our common stock on December 31, 2010 ($1.68).

(2)

These shares were scheduled to vest as follows: one-twelfth vested on June 29, 2009; one-twelfth vested on September 30, 2009; one-twelfth vested on December 31, 2009; one-twelfth vested on March 31, 2010; one-third will vest on June 29, 2011; and one-third will vest on June 29, 2012. This award was for options to purchase 530,145 shares, of which 176,718 options were vested on April 1, 2010 (date of Mr. Pandya’s resignation) and 353,427 were unvested and forfeited.

(3)

These shares were scheduled to vest as follows: 325,000 shares were to vest on June 29, 2011 and 325,000 shares were to vest on June 29, 2012. These shares were forfeited on April 1, 2010 upon the resignation of Mr. Pandya.

(4)

Pursuant to the option agreements, these shares vest as follows: one-twelfth vested on June 1, 2009; one-twelfth vested on September 30, 2009; one-twelfth vested on December 31, 2009; one-twelfth vested on March 31, 2010; one-third will vest on June 1, 2011; and one-third will vest on June 1, 2012. Mr. Forte has 90 days from January 11, 2011 (date of Mr. Forte’s resignation) to exercise his 36,663 vested stock options, and he forfeited the remaining 73,337 stock options that were not vested per his option agreement.

(5)

These shares were scheduled to vest as follows: 26,664 shares were to vest on June 29, 2011; 26,672 shares were to vest on June 29, 2012; 26,664 were to vest on February 12, 2011 and 26,672 were to vest on February 12, 2012. These shares were forfeited on January 11, 2011 upon the resignation of Mr. Forte.

Employment Agreements

Charles E. Moore. Charles Moore commenced services as our Executive Vice President of Technical Operations effective February 12, 2010. Mr. Moore was promoted to serve as our President and Chief Executive Officer on March 19, 2010, effective April 1, 2010. Mr. Moore receives an annual salary of $265,000. Pursuant to the terms of his employment agreement, Mr. Moore also received a grant of 379,000 shares of restricted stock, one-third of which vested on January 4, 2011, one-third of which will vest on January 4, 2012 and one-third of which will vest on January 4, 2013. In connection with his promotion to serve as our President and Chief Executive Officer, Mr. Moore also received an additional grant of 560,000 restricted shares of common stock. These shares had a grant date of April 1, 2010 and will vest over three years, in one-third increments beginning after Mr. Moore’s first year of service as our President and Chief Executive Officer.

In addition, Mr. Moore is entitled to participate in certain of our benefit programs on the same terms and conditions generally provided by us to our executive employees. Mr. Moore will also be eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock. Mr. Moore’s target bonus will be equal to 40% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by our Compensation Committee.

Mr. Moore is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition. Further, Mr. Moore is entitled to payment of six months of severance plus a pro-rata portion of his bonus, if he is terminated without cause. Mr. Moore’s employment agreement further provides for payments upon certain other types of employment termination events as further set forth in his employment agreement.

Former Executive Officers

Philip Forte. Philip Forte commenced service as our controller effective May 26, 2009. Mr. Forte was promoted to serve as our Chief Financial Officer in 2010. Mr. Forte resigned as our Chief Financial Officer effective January 11, 2011 and entered into a Separation of Employment Agreement and General Release with the Company in connection with his resignation. Mr. Forte’s Separation Agreement provides that we shall pay Mr. Forte $125,000 as a separation payment, with such amount to be paid ratably over a 6 month period on each regular payroll payment date during such period. Also, in the Separation Agreement, Mr. Forte agreed to provide the Company with a general release, and Mr. Forte agreed to certain restrictive covenants, and reconfirmed his agreement to the confidentiality, non-competition and non-solicitation covenants set forth in his employment agreement with the Company.

Under the terms of his employment agreement, Mr. Forte received an annual salary of $185,000. Mr. Forte also received a grant of (i) 80,000 shares of restricted stock and (ii) an option to purchase 110,000 shares of our common stock. In connection with his promotion to our Chief Financial Officer, on February 18, 2010, the Company further granted Mr. Forte 80,000 shares of restricted stock. Upon the effective date of his resignation, Mr. Forte retained the 53,328 shares of restricted stock that were vested and forfeited the remaining 106,672 shares of restricted stock that were not vested per his restricted stock agreement. Additionally, Mr. Forte has 90 days from January 11, 2011 to exercise his 36,663 vested stock options, and he forfeited the remaining 73,337 stock options that were not vested per his option agreement. In addition, Mr. Forte was entitled to participate in certain of our benefit programs on the same terms and conditions generally provided by us to our executive employees.

Mr. Forte was also eligible to receive an annual performance bonus for each calendar year during the term of his employment. For 2010, Mr. Forte’s target bonus was $46,250.

Hemanshu Pandya. Effective June 29, 2009, Mr. Pandya commenced service as our President and Chief Executive Officer. Mr. Pandya resigned from our Board of Directors and as our President and Chief Executive Officer on March 19, 2010, effective April 1, 2010. Under the terms of his employment agreement, Mr. Pandya received an annual salary of $260,000. Mr. Pandya also received a grant of (i) 975,000 shares of restricted stock and (ii) an option to purchase 530,145 shares of our common stock. The foregoing equity grants had vested as to one-third of the shares as of the date of his termination. The remaining two-thirds of such grant terminated without vesting. Mr. Pandya was also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which he did not attain in 2010 given his resignation. Mr. Pandya was also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition.

Oversight of Risk Management

We are exposed to a number of risks and we regularly identify and evaluate these risks and develop plans to manage them effectively. Our Chief Executive Officer and Chief Financial Officer are directly responsible for our risk management function and report to our Board and Audit Committee in this regard. In fulfilling their risk management responsibilities, our CEO and CFO work closely with members of senior management, including our accounting staff.

On behalf of the Board of Directors, the Audit Committee plays a key role in the oversight of our risk management policy. In that regard, the CFO meets with the Audit Committee at least four times a year to discuss the risks facing us, highlighting any new risks that may have arisen since they last met. The Audit Committee reports to the Board of Directors on a regular basis to apprise them of their discussions with the CFO. Finally, the CFO and CEO report directly to the Board of Directors on at least an annual basis to apprise them directly of our risk management efforts.

Director Options. In September 1999, our Board of Directors adopted the 1999 Director Stock Option Plan, which we refer to as the 1999 Plan. Under the 1999 Plan, on January 2 of each year, (i) each non-employee director is granted a stock option to purchase 15,000 shares of our common stock; and (ii) each of the Chairmen of the Audit Committee and the Organization and Compensation Committee is granted additional stock options to purchase 15,000 and 10,000 shares of our common stock, respectively. Additionally, under the 1999 Plan, each newly elected director will receive a stock option grant to purchase 15,000 shares of our common stock at the time of his or her election. All of such options will be granted at an exercise price equal to the closing price of our common stock on the NYSE Amex on the date of grant. All options granted under the 1999 Plan become 100% vested 12 months after the date of grant.

Director Fees. During 2009, the directors unanimously adopted a non-employee director compensation program which provides for equity grants to our non-employee directors under, pursuant to and in the amounts that were provided for in the original 1999 Plan as set forth above. The board of directors also approved the payment of an annual cash retainer of $25,000, payable quarterly, to each non-employee director and a one-time grant of an option to purchase an additional 15,000 shares of our common stock to a non-employee director when he or she joins the Board of Directors (in addition to the similar 15,000 share grant pursuant to the 1999 Plan) pursuant to such program. This one-time award is granted to non-employee directors who join the Board of Directors after April 7, 2010. Ms. Erony, Ms. Hager and Mr. Gale have indicated that they will voluntarily defer any cash compensation otherwise due to them on account of director fees unless, until and only in the event that we return to profitability. In 2010, the board of directors reduced the annual grant to the Chairman of the Audit Committee from an option to purchase 15,000 shares of common stock to an option to purchase 10,000 shares of common stock.

2010 DIRECTOR COMPENSATION

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1) (3) (4)	Total ($)

Jane E. Hager	25,000 (5)	—	9,013	34,013 (5)

James C. Gale	25,000 (5)	—	9,013	34,013 (5)

Narendra N. Borkar	25,000	—	9,013	34,013

Michael Hemric	25,000	—	5,408	30,408

Hemanshu Pandya (6)	—	—	—

Joyce Erony	25,000 (5)	—	5,408	30,408 (5)

Bhaskar Chaudhuri	2,083	—	20,829	22,912

(1)

The amounts reflected in this column represent the fair value of the awards on the date of grant, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“FASB ASC Topic 718”).

(2)

The dollar amount reflected in this column equals (i) the number of restricted shares granted to the director during 2010 multiplied by (ii) the closing price of our common stock on the effective date of the grant.

(3)

As of December 31, 2010, the aggregate amount of shares of common stock that can be acquired by each director pursuant to outstanding option awards are as follows: Jane E. Hager, 150,000 shares; James C. Gale, 40,000 shares; Narendra N. Borkar, 55,000 shares; Michael Hemric, 45,000 shares; Hemanshu Pandya, 0 shares; Joyce Erony, 30,000 shares and Bhaskar Chaudhuri 30,000 shares.

(4)

We issued the options in this column at a strike price equal to the fair market value of the closing price of our common stock on the date of the grant. We valued these options using a Black-Scholes model. In the model, we used an expected life of 3.2 years to value the ten (10) year options that we issued. We used an interest rate equal to the yield on treasury bonds that have approximately 3.2 years remaining until maturity and uses the volatility of our stock price over a period that is approximately 3.2 years prior to the grant date.

(5)

Ms. Erony, Ms. Hager and Mr. Gale voluntarily deferred the cash compensation otherwise due to them on account of director fees unless, until and only in the event that the Company returns to profitability

(6)

Mr. Pandya resigned from our Board of Directors and as our President and Chief Executive Officer on March 19, 2010, effective April 1, 2010.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 23, 2011, with respect to the beneficial ownership of our common stock, Series A Preferred Stock and Series C Preferred Stock held by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, Series A Preferred Stock or Series C Preferred Stock; (ii) each director; (iii) each of our Named Executive Officers (which for purposes of this Annual Report means those executive officers listed in the Summary Compensation table in this Annual Report) and (iv) all current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of our capital stock subject to options or warrants currently exercisable or exercisable within 60 days of March 23, 2011 are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding those options or warrants, but are not deemed outstanding for calculating the percentage of any other person. Percentage of beneficial ownership of our common stock, Series A Preferred Stock and Series C Preferred Stock is based upon 41,397,173 shares of our common stock, 50 shares of our Series A Preferred Stock, and 1,550 shares of our Series C Preferred Stock outstanding as of March 23, 2011, respectively. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o IGI Laboratories, Inc., 105 Lincoln Avenue, Buena, New Jersey 08310.

	Common Stock		Series A Preferred Stock (1)		Series C Preferred Stock (2)
Names of Beneficial Owners (address, if ownership is more than 5%)	Number	Percentage of Common Stock	Number	Percentage of Series A Preferred Stock	Number	Percentage of Series C Preferred Stock	Percentage of Combined Voting Power of IGI (3)
5% Stockholders

Signet Healthcare Partners (4)	15,692,824	35.8%	—	—	675 (5)	43.5%	35.8%
Stephen J. Morris (6) 666 Navesink Avenue Rumson, NJ 07760	2,985,865	6.8%	—	—	—	—	6.4%
Frank Gerardi (7) c/o Univest Management Inc. EPSP 149 West Village Way Jupiter, FL 33458	2,558,171	5.8%	—	—	—	—	5.5%
Edward B. Hager, M.D. (8)(9) 206 Pinnacle Road Lyndeborough, NH 03082	2,674,816	6.1%	—	—	—	—	5.7%
Jane E. Hager (8)(10) 206 Pinnacle Road Lyndeborough, NH 03082	3,378,646	7.7%	—	—	50	3.2%	7.4%

Other Directors and Executive Officers Named in the Summary Compensation Table

Charles Moore	959,000	2.2%	—	—	—	—	2.1%
Hemanshu Pandya	324,968	1.0%	—	—	—	—	1%
Philip Forte (11)	89,991	*	—	—	—	—	*
Nadya Lawrence (12)	250,928	1.0%	—	—	—	—	1%
Joyce Erony (4)(13)	15,728,173	35.9%	—	—	675	43.5%	35.9%
James Gale (4)(14)	15,737,448	35.9%	—	—	675	43.5%	35.9%
Narendra Borkar(15)	55,000	*	—	—	—	—	*
Michael Hemric (16)	47,885	*	—	—	—	—	*
Bhaskar Chaudhuri	—	—	—	—	—	—	—

All executive officers and directors as a group (10 persons)(4)(8)(10) (11)(12)(13)(14)(15)(16)	20,879,215	47.7%	—	—	675	43.5%	47.1%

____

* Less than 1%

(1)

For matters on which the holders of Series A Preferred Stock vote together as a single class with the holders of common stock and Series C Preferred Stock, each holder of shares of our Series A Preferred Stock is entitled to a number of votes for each share of Series A Preferred Stock held by such holder equal to the number of shares of common stock into which such share of Series A Preferred Stock is then convertible. Currently, each share of Series A Preferred Stock is convertible into 10,000 shares of our common stock. Such conversion ratio may be adjusted from time to time pursuant to customary adjustment features as set forth in the Certificate of Designation for the Series A Preferred Stock. The holders of our Series A Preferred Stock would vote as a separate class with respect to any change to the rights, designations, and preferences of the Series A Preferred Stock. On all other matters, holders of our common stock, Series A Preferred Stock and Series C Preferred Stock will vote together as a single class. As of March 23, 2011, holders of our Series A Preferred Stock are entitled to an aggregate of 500,000 votes.

(2)

For matters on which the holders of Series C Preferred Stock vote together as a single class with the holders of common stock and Series A Preferred Stock, each holder of shares of our Series C Preferred Stock is entitled to a number of votes for each share of Series C Preferred Stock held by such holder equal to the number of shares of common stock into which such share of Series C Preferred Stock is then convertible. As of March 23, 2011, each share of Series C Preferred Stock was convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69. Such conversion ratio may be adjusted from time to time pursuant to customary adjustment features as set forth in the Certificate of Designation for the Series C Preferred Stock. As long as any shares of C Preferred Stock are outstanding, without the affirmative vote or consent of the holders of at least a majority of the shares of Series C Preferred Stock, voting separately as a class, we shall not (i) authorize, create, or issue any class or series of capital stock ranking, either as to payment of dividends, distributions of assets upon liquidation or otherwise, or redemptions, prior to or on parity with the Series C Preferred Stock and (ii) authorize any redemptions or repurchases of common stock, or repurchase or redeem any common stock, except in limited circumstances, for repurchases or redemptions of common stock from employees upon their termination of employment with us. As of March 23, 2011, holders of our Series C Preferred Stock were entitled to an aggregate of 2,356,650 votes.

(3)

The percentage of the combined voting power of IGI set forth in this column represents the voting power of the stockholder as of March 23, 2011 and is based on 41,397,173 shares of common stock outstanding as of March 23, 2011 and entitled to 41,397,173 votes, 50 shares of Series A Preferred Stock outstanding as of March 23, 2011 and entitled to 500,000 votes and 1,550 shares of Series C Preferred Stock outstanding as of March 23, 2011 and entitled to 2,356,650 votes.

(4)

Information is partially based on a Schedule 13D filed on April 7, 2010. Includes securities held directly by Life Sciences Opportunities Fund (Institutional) II, L.P. (“LOF Institutional”) and Life Sciences Opportunities Fund II, L.P. (“LOF” and collectively with LOF Institutional, the “Funds”) and indirectly by Signet Healthcare Partners, LLC (“General Partner”), the general partner of each of the Funds, James C. Gale, a director of ours, and the chief investment officer, a manager and member of the General Partner, Sanders Morris Harris Inc. (“SMH Capital”), the controlling member of the General Partner, Sanders Morris Harris Group, Inc. (“SMHG”), the parent company of SMH Capital, Joyce Erony, a director of ours and a managing director of the General Partner, George L. Ball, Chief Executive Officer and a director of SMH Capital and SMHG. The General Partner, Mr. Gale, SMH Capital, SMHG, Ms. Erony and Mr. Ball disclaim beneficial ownership of the reported securities except to the extent of their pecuniary interest therein, if any. The address of each filer is Carnegie Hall Tower, 152 West 57th Street, 19th Floor, New York, NY 10019, except SMH Capital, SMHG and Mr. Ball, which is 600 Travis, Suite 5800, Houston, Texas 77002.

(5)

Includes 102 shares of Series C Preferred Stock held by LOF and 573 shares of Series C Preferred Stock held by LOF Institutional.

(6)

Information is partially based on a Form 4 filed on July 7, 2009. Includes 142,016 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 23, 2011. Includes 2,546,855 shares which Mr. Morris owns jointly with his wife and 200 shares owned directly by his wife. Excludes 160,765 shares, which are owned by Mr. Morris’ children as Mr. Morris disclaims beneficial ownership of such shares due to his children’s attainment of the age of majority.

(7)

Information is partially based on a Form 4 filed on December 31, 2009 and a Schedule 13G amendment filed on February 11, 2011. Includes 2,558,171 shares of common stock held by Univest Management Inc. Employee Profit Sharing Plan. Mr. Gerardi serves as the trustee of such plan and all shares owned by such plan are for the benefit of Mr. Gerardi. Mr. Gerardi possesses sole power to vote and direct the disposition of all of the securities held by the Univest Management Inc. Employee Profit Sharing Plan.

(8)

Includes 1,307,893 shares of common stock held by the Hager Family Trust. Jane E. Hager and Edward B. Hager are co-trustees of the Hager Family Trust and share voting and dispositive power over the shares held by the trust.

(9)

Includes (i) 22,411 shares of common stock held directly by Mr. Hager’s wife, (ii) 125,000 shares of common stock which may be acquired pursuant to stock options exercisable by Mr. Hager’s wife within 60 days of March 23, 2011 and (iii) 1,219,512 shares of common stock are held by Pinnacle Mountain Partners, LLC of which Mr. Hager and Jane E. Hager share voting and investment power.

(10)

Includes (i) 22,411 shares of common stock held directly by Ms. Hager, (ii) 150,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 23, 2011, (iii) 50 shares of Series C Convertible Preferred Stock held by the Jane E. Hager Trust of 1990 and (iv) 1,219,512 shares of common stock are held by Pinnacle Mountain Partners, LLC of which Edward B. Hager and Mrs. Hager share voting and investment power. Mrs. Hager acts as sole trustee and has sole voting and dispositive power over the shares held by the Jane E. Hager Trust of 1990.

(11)

Includes 36,663 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 23, 2011.

(12)

Includes 240,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 23, 2011.

(13)

Includes 5,349 shares of common stock held by Ms. Erony and 30,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 23, 2011.

(14)

Includes 4,624 shares of common stock held by Mr. Gale and 40,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 23, 2011.

(15)

Includes 55,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 23, 2011.

(16)

Includes 45,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 23, 2011.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2010 relating to the Company’s 1999 Stock Incentive Plan, as amended, the 1999 Director Stock Option Plan, as amended, and the 2009 Equity Incentive Plan, as amended, which comprises all of the equity compensation plans of the Company. The table provides the number of securities to be issued upon the exercise of outstanding options under such plans, the weighted-average exercise price of such outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	2,174,180	$ 1.09	3,280,304
Equity compensation plans not approved by security holders	461,632(3)	1.09	-
Total	2,635,812	$ 1.09	3,280,304

(1)

Includes information with respect to the 1999 Stock Incentive Plan, as amended, the 1999 Director Stock Option Plan, as amended and the 2009 Equity Incentive Plan, as amended.

(2)

Includes information with respect to the 1999 Director Stock Option Plan and the 2009 Equity Incentive Plan, as amended. As of December 31, 2010, we had 555,968 shares available for issuance pursuant to the 1999 Director Stock Option Plan, as amended, and 2,724,336 shares available for issuance pursuant to the 2009 Equity Incentive Plan, as amended.

(3)

Under the terms of his employment agreement, Hemanshu Pandya received a grant of (i) 975,000 shares of restricted stock and (ii) an option to purchase 530,145 shares of our common stock. On March 23, 2010, the Company announced in a Form 8-K filed with the Securities and Exchange Commission that on March 19, 2010, Hemanshu Pandya, the President and Chief Executive Officer of the Company, resigned as an employee of the Company and as a member of the board of directors, effective April 1, 2010. Upon the effective date of his resignation, Mr. Pandya retained the 324,968 restricted shares of common stock that were vested and forfeited the 650,032 restricted shares of common stock that were not vested per his Restricted Stock Agreement. Additionally, Mr. Pandya had 90 days from April 1, 2010 to exercise his 176,718 vested stock options, and he forfeited 353,427 stock options that were not vested per his Option Agreement.

Pursuant to the terms of his employment agreement, Mr. Forte received two grants of 80,000 shares of restricted stock and (ii) an option to purchase 110,000 shares of our common stock. On January 11, 2011 Philip S. Forte, the Chief Financial Officer of the Company, resigned from employment with the Company. Upon the effective date of his resignation, Mr. Forte retained the 53,328 restricted shares of common stock that were vested and forfeited the 106,672 restricted shares of common stock that were not vested per his Restricted Stock Agreement. Additionally, Mr. Forte has 90 days from January 11, 2011 to exercise his 36,663 vested stock options, and he forfeited 73,337 stock options that were not vested per his Option Agreement.

The above option grants will have an exercise price equal to the closing price of the Company’s common stock on the date of grant. The above equity grants will be granted as an employment inducement award pursuant to the executive’s employment agreement and will be issued without stockholder approval pursuant to Rule 711 of the NYSE Amex Company Guide.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation agreements and other arrangements which are described in the “Director Compensation” and “Executive Compensation” sections of this Annual Report and the transactions described below, during our last two fiscal years, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

March 13, 2009 Private Placement

On March 13, 2009, we completed a $6,000,000 private placement with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “March 2009 Offering”). As part of the March 2009 Offering, we issued 202.9 shares of Series B-1 Preferred Stock, $4,782,600 in Secured Convertible Promissory Notes (“Promissory Notes”), Preferred Stock Purchase Warrants to purchase 797.1 shares of non-voting Series B-2 Preferred Stock (“Preferred Stock Warrants”), a Common Stock Purchase Warrant to purchase 350,000 shares of common stock (“Common Stock Warrant”) and amended our line of credit with Pinnacle Mountain Partners, an entity controlled by Jane E. Hager, a 5% stockholder and a director of ours.

The Promissory Notes had a maturity date of July 31, 2009 and an annual interest rate of 5%. Furthermore, we entered into Guaranty and Security Agreements to guarantee repayment of the Promissory Notes upon maturity. The Promissory Notes were collateralized by our assets. However, upon approval by our stockholders of the March 2009 Offering at our 2009 annual meeting of stockholders held on May 15, 2009, the Promissory Notes and any accrued interest automatically converted into Series B-1 Preferred Stock for $6,000 per share and the Preferred Stock Warrants became null and void. Subsequently, on August 20, 2010, all of the issued and outstanding shares of Series B-1 Preferred Stock automatically converted into shares of the Company’s common stock, in accordance with the terms and conditions set forth in the Certificate of Designation of the Series B-1 Preferred Stock.

In connection with the March 2009 Offering, we and Pinnacle entered into an amendment to our Loan and Security Agreement. Pinnacle agreed to change the terms of repayment such that 50% of the amount borrowed under the line of credit, or $500,000 as of March 31, 2009, would be payable on July 31, 2010 and the remaining balance would be payable on July 31, 2011. Furthermore, we and Pinnacle entered into a Note Conversion Agreement for which Pinnacle agreed to automatically convert the principal amount due under the Third Amended and Restated Revolving Note (the “Note Payable”) into shares of our common stock at a conversion rate of $0.41 per share upon stockholder approval of the Note Conversion. At our 2009 annual meeting of stockholders held on May 15, 2009, our stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of our common stock.

March 29, 2010 Private Placement

On March 29, 2010 we completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, we issued 1,550 shares of Series C Convertible Preferred Stock. We issued to investment funds affiliated with Signet Healthcare Partners, G.P. 675 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $675,000 and to an affiliate of Jane E. Hager, 50 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $50,000.

Pursuant to the terms of a registration rights agreement entered into in connection with the Series C Offering, Signet Healthcare Partners, a 5% stockholder of ours, and an affiliate of Jane E. Hager, a director and 5% stockholder of ours, are entitled to certain rights with respect to the registration of certain shares of our common stock held by them under the Securities Act of 1933. If we do not comply with the terms of the registration rights agreement we may become subject to cash penalties payable to affiliates of Signet Healthcare Partners.

December 8, 2010 Private Placement

On December 8, 2010, we completed a private placement with several accredited investors (the “December 2010 Offering”). As part of the December 2010 Offering, we issued 5,909,087 shares of our common stock at a price of $1.10 per share, or an aggregate of approximately $6,500,000. We also paid a placement agent fee of $90,000 to Maxim Group LLC (“Maxim”) and issued Maxim warrants to purchase 16,364 shares of common stock at $1.21 per share (the “Maxim Warrants”). The Company also paid a placement agent fee of $560,000 to Sanders Morris Harris Inc. (“SMHI”) and issued SMHI warrants to purchase 338,182 shares of common stock at $1.21 per share.

SMHI may be deemed to have an affiliation with the Company. Joyce Erony and James Gale, serve on the Company’s board of directors and are associated persons of SMHI. Mr. Gale is the Chief Investment Officer, a manager, and a member of Signet Healthcare Partners, LLC, a Delaware limited liability company (“Signet Healthcare Partners”) and Ms. Erony is a managing director and member of Signet Healthcare Partners. Signet Healthcare Partners is the general partner of Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund (Institutional) II, L.P. (the “Funds”), both Delaware limited partnerships. The Funds together represent the largest owner of the Company’s common stock and Series C Preferred Stock. As the general partner of the Funds, Signet Healthcare Partners receives a 2% annual management fee and holds a 20% carried interest. SMHI is a member of Signet Healthcare Partners and has a 50% operating profits percentage and a 40% carried interest percentage, but no management or control rights of Signet Healthcare Partners. SMHI also provides office space and certain accounting and administrative services to Signet Healthcare Partners and the Funds.

Pursuant to the terms of a registration rights agreement entered into in connection with the December 2010 Offering, SMHI is entitled to certain rights with respect to the registration of certain shares of common stock issuable to it upon exercise of its warrant. If we do not comply with the terms of the registration rights agreement we may become subject to cash penalties payable to SMHI.

Independence of Directors

Our Board of Directors has determined that Jane E. Hager, James C. Gale, Narendra N. Borkar, Michael Hemric and Bhaskar Chaudhuri are independent directors pursuant to the independence standards established by the NYSE Amex and the SEC. Joyce Erony is not considered independent pursuant to the independence standards established by the SEC during the time she serves in her position as our interim Chief Financial Officer.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 16, 2010, the independent registered public accounting firm Amper, Politziner and Mattia, LLP, which we refer to as Amper, consummated the merger of its practice with that of Eisner LLP and the name of the combined practice operates under the name EisnerAmper LLP. Following the merger, our Audit Committee engaged EisnerAmper LLP to serve as our new independent registered public accounting firm.

Fees Paid to Independent Auditors

The following table sets forth the aggregate fees paid by us for the audit and other services for the fiscal years 2010 and 2009 to our independent auditors:

	2010	2009
Audit Fees (1)	200,271(2)	174,610(3)
Audit-Related Fees (4)	39,375(2)	49,571(3)
Tax Fees	—	—
All Other Fees (5)	—	2,300(3)
Total	239,646	226,481

(1)

These are fees for professional services rendered for the audit of our 2010 and 2009 financial statements and review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Represents charges of Amper and EisnerAmper LLP.

(3)

Represents charges of Amper.

(4)

Audit-Related Fees consist of fees billed for professional services rendered for audit-related services including consultation on compliance related matters and for professional services associated with our filing of registration statements on Form S-3 and Form S-8.

(5)

These fees are for professional services related to accounting advice associated with the hiring of new officers.

The Audit Committee pre-approves and reviews all audit services performed by our independent auditors as well as the fees charged by our independent auditors for such services. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the auditors’ independence. EisnerAmper LLP (and its predecessor Amper) did not perform any non-audit services for us during fiscal years 2010 or 2009.

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

(3.5)

Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of IGI Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed March 30, 2010 (the “March 2010 8-K”)).

(4.1)

Specimen stock certificate for shares of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 28, 2001 (“the 2000 Form 10-K”)).

(4.2)	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the March 2009 8-K).
(4.3)	Form of Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).
(4.4)	IGI Laboratories, Inc. Common Stock Purchase Warrant in favor of Rockport Venture Securities, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 4.3 to the March 2009 8-K).
(4.5)	Form of IGI Laboratories, Inc. Amended and Restated Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed December 8, 2010).
(4.6)

IGI Laboratories, Inc. Common Stock Purchase Warrant in favor of Amzak Capital Management, LLC, dated December 21, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed December 22, 2010).

(10.1)#	IGI, Inc. 1998 Directors Stock Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).
(10.2)#	IGI, Inc. 1999 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342, filed June 30, 2009).
(10.3)

Manufacturing and Supply Agreement dated as of February 14, 2001 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and Genesis Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K).

(10.4)

Manufacturing and Supply Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Suppliers) and Vetoquinol, USA, Inc. (Purchaser) (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003 (the “2002 Form 10-K”)).

(10.5)

Technological Rights Agreement dated May 31, 2002 between IGI, Inc. and IGEN, Inc. (collectively Sellers) and Vetoquinol, USA, Inc. (Purchaser) (incorporated by reference to Exhibit 10.94 to the 2002 Form 10-K).

(10.6)	Supplemental Agreement dated May 31, 2002 between IGI, Inc. (Seller) and Vetoquinol, USA, Inc. (Buyer) (incorporated by reference to Exhibit 10.95 to the 2002 Form 10-K).
(10.7)	Amendment dated March 19, 2002, to License Agreement by and among Ethicon, Inc. and IGI, Inc., IGEN, Inc. and Immunogenetics, Inc. (incorporated by reference to Exhibit 10.98 to the 2002 Form 10-K).
(10.8)

Product Development Agreement dated November 10, 2003, between Pure Energy Corporation d/b/a/ Pure Energy of America, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed April 14, 2004 (“the 2003 Form 10-K)).

(10.9)	License Agreement effective December 24, 2003, by and among Michael F. Holick, MD, PhD, A&D Bioscience, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.103 to the 2003 Form 10-K).
(10.10)	License Agreement dated February 9, 2004, between Universal Chemical Technologies, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.104 to the 2003 Form 10-K).
(10.11)

License Agreement by and between Micro-Pak, Inc. (now known as Novavax, Inc.) and IGEN, Inc. effective as of December 13, 1995 (incorporated by reference to Exhibit (10) (v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 29,1996).

(10.12)	Agreement for Development Services dated March 27, 2003, between Chattem, Inc. and IGI, Inc (incorporated by reference to Exhibit 10.107 to the 2003 Form 10-K).
(10.13)

Sublicense Agreement between IGI, Inc. and Tarpan Therapeutics, Inc. dated April 19, 2004 (incorporated by reference to Exhibit 10.109 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 14, 2004).

(10.14)	Amendment of the supply and license agreement between IGI, Inc. and Estée Lauder, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 24, 2004).
(10.15)	License Agreement dated October 11, 2006 between IGI, Inc. and Dermworx Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-KSB filed on April 2, 2007).
(10.16)	Loan and Security Agreement dated, January 29, 2007, in favor of Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-KSB filed on April 2, 2007).
(10.17)

First Amendment to Loan and Security Agreement, dated July 29, 2008, between IGI, Laboratories, Inc. and Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed August 1, 2008).

(10.18)

Second Amendment to Loan and Security Agreement, dated January 26, 2009, between IGI, Laboratories, Inc. and Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed January 29, 2009).

(10.19)

Third Amendment to Loan and Security Agreement by and between IGI Laboratories, Inc. and Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 10.8 to the March 2009 8-K).

(10.20)

Second Amended and Restated Revolving Note, dated January 26, 2009, of IGI Laboratories, Inc., made in favor of Pinnacle Mountain Partners LLC (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed January 29, 2009).

(10.21)	Third Amended and Restated Revolving Note in favor of Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 4.4 to the March 2009 8-K).
(10.22)	Note Conversion Agreement by and between IGI Laboratories, Inc. and Pinnacle Mountain Partners, LLC, dated March 13, 2009 (incorporated by reference to Exhibit 10.9 to the March 2009 8-K).
(10.23)+	Agreement dated August 21, 2007 between Pharmachem Laboratories and IGI, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form-10QSB filed on November 14, 2007).
(10.24)+	Agreement dated August 23, 2007 between Dermworx, Inc. and IGI, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form-10QSB filed on November 14, 2007).
(10.25)#

Separation Agreement and Release dated September 16, 2008 between IGI Laboratories, Inc. and Carlene Lloyd (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed September 22, 2008).

(10.26)#	Form of Stock Option Award Agreement under the 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q filed November 14, 2008).
(10.27)

Securities Purchase Agreement, by and among IGI Laboratories, Inc. and the purchasers set forth on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.1 to the March 2009
8-K).

(10.28)

Voting Agreement by and among IGI Laboratories, Inc., Signet Healthcare Partners, G.P. and the stockholders of the Company set forth on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.2 to the March 2009 8-K).

(10.29)

Registration Rights Agreement by and among IGI Laboratories, Inc., the purchasers set forth on Schedule A thereto and the placement agent set forth on Schedule B thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.3 to the March 2009 8-K).

(10.30)	Guaranty Agreement by Immunogenetics, Inc. in favor of the parties listed on Schedule A thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.4 to the March 2009 8-K).
(10.31)

Security Agreement by and among IGI Laboratories, Inc., Immunogenetics, Inc. and the secured parties listed on the signature page thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.5 to the March 2009 8-K).

(10.32)

Intellectual Property Security Agreement by and among IGI Laboratories, Inc., Immunogenetics, Inc. and the secured parties listed on the signature page thereto, dated March 13, 2009 (incorporated by reference to Exhibit 10.6 to the March 2009 8-K).

(10.33)

Intercreditor Agreement by and among Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., Pinnacle Mountain Partners, LLC and IGI Laboratories, Inc., dated March 13, 2009 (incorporated by reference to Exhibit 10.7 to the March 2009 8-K).

(10.34)#	Indemnification Agreement by and between IGI Laboratories, Inc. and Joyce Erony, dated March 13, 2009 (incorporated by reference to Exhibit 10.10 to the March 2009 8-K).
(10.35)#	Form of Indemnification Agreement for Certain Directors (incorporated by reference to Exhibit 10.11 to the March 2009 8-K).
(10.36)#	IGI, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).
(10.37)#	Employment Agreement dated May 29, 2009 between IGI Laboratories, Inc. and Hemanshu Pandya (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 29, 2009).
(10.38)#

Amended and Restated Employment Agreement dated February 18, 2010 between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed May 17, 2010).

(10.39)#

Non-Qualified Stock Option Award Agreement dated May 29, 2009 between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed May 29, 2009).

(10.40)#

Separation of Employment Agreement and General Release between IGI Laboratories, Inc. and Rajiv Mathur dated May 28, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed May 29, 2009).

(10.41)#	IGI Laboratories, Inc. 2009 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 24, 2010).
(10.42)#

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

(10.44)#

IGI Laboratories, Inc. Form of Award Agreement for Restricted Shares between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (No. 333-160341) filed June 30, 2009).

(10.45)#

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

(10.47)#

Amended and Restated Employment Agreement dated April 1, 2010 between IGI Laboratories, Inc. and Charles Moore (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed May 17, 2010).

(10.48)	Form of Securities Purchase Agreement, by and among IGI Laboratories, Inc. and the purchasers thereto, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 to the March 2010 8-K).
(10.49)

Registration Rights Agreement by and among IGI Laboratories, Inc., the purchasers set forth on Schedule A thereto, dated March 29, 2010 (incorporated by reference to Exhibit 10.2 to the March 2010 8-K).

(10.50)

Registration Rights Agreement by and among IGI Laboratories, Inc. and certain investors, dated December 8, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed December 8, 2010).

(10.51)

Credit Agreement dated as of December 21, 2010 by and between IGI Laboratories, Inc. and Amzak Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2010 (the “December 2010 8-K”).

(10.52)

Pledge and Security Agreement dated as of December 21, 2010 by and between IGI Laboratories, Inc. and Amzak Capital Management, LLC (incorporated by reference to Exhibit 10.2 to the December 2010 8-K).

(10.53)

Registration Rights Agreement dated as of December 21, 2010 by and between IGI Laboratories, Inc. and Amzak Capital Management, LLC (incorporated by reference to Exhibit 10.3 to the December 2010 8-K).

(10.54)

Registration Rights Agreement dated as of December 21, 2010 by and between IGI Laboratories, Inc. and Amzak Capital Management, LLC (incorporated by reference to Exhibit 10.3 to the December 2010 8-K).

(21)	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed April 14, 2000).
(23.1)*	Consent of EisnerAmper LLP.
(23.2)*	Consent of Amper, Politziner & Mattia, LLP.
(31.1)*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date:		IGI Laboratories, Inc.

March 25, 2011	By:	/s/ Charles E. Moore
Charles E. Moore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Charles E. Moore	Director, President and Chief Executive Officer	March 25, 2011
Charles E. Moore	(Principal Executive Officer)

/s/ Joyce Erony	Acting Chief Financial Officer	March 25, 2011
Joyce Erony	(Acting Principal Financial and Accounting Officer)

/s/ Joyce Erony	Director	March 25, 2011
Joyce Erony

/s/ Jane E. Hager	Director	March 25, 2011
Jane E. Hager

/s/ James Gale	Director	March 25, 2011
James Gale

/s/ Michael Hemric	Director	March 25, 2011
Michael Hemric

/s/ Narendra Borkar	Director	March 25, 2011
Narendra Borkar

/s/ Bhaskar Chaudhuri	Director	March 25, 2011
Bhaskar Chaudhuri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IGI Laboratories, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of IGI Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of IGI Laboratories, Inc. and Subsidiaries at December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ EISNERAMPER LLP

March 25, 2011

Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IGI Laboratories, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of IGI Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of IGI Laboratories, Inc. and Subsidiaries at December 31, 2009 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ AMPER, POLITZINER & MATTIA, LLP

March 31, 2010

Edison, New Jersey

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$5,116	$1,124
Accounts receivable, less allowance for doubtful accounts
of $10 in 2010 and $90 in 2009	794	741
Licensing and royalty income receivable	21	67
Inventories	816	874
Other receivables	234	127
Prepaid expenses	190	85
Total current assets	7,171	3,018
Property, plant and equipment, net	2,769	2,764
Restricted cash, long term	54	54
License fee, net	500	600
Debt issuance costs	800	—
Other	57	20
Total assets	$11,351	$6,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$341	$542
Accrued expenses	476	422
Deferred income, current	58	137
Capital lease obligation, current	32	—
Total current liabilities	907	1,101

Deferred income, long term	29	34
Capital lease obligation, long term	68	—
Total liabilities	1,004	1,135

Commitments and contingencies

Stockholders’ equity: Series A Convertible Preferred stock, $.01 par value, 100 shares authorized; 50 shares issued and outstanding as of December 31, 2010 and 2009; liquidation preference - $500,000 at December 31, 2010 and 2009	500	500
Series B-1 Convertible Preferred stock, $.01 par value, 1,030 shares authorized; 0 and 1,007 shares issued and outstanding as of December 31, 2010 and 2009, respectively; liquidation preference - $6,042,000 at December 31, 2009	—	5,852
Series C Convertible Preferred stock, $.01 par value, 1,550 shares authorized; 1,550 and 0 shares issued and outstanding as of December 31, 2010 and 2009, respectively; liquidation preference - $1,609,027 at December 31, 2010	1,517	—
Common stock, $.01 par value, 50,000,000 shares authorized; 41,288,199 and 19,302,987 shares issued as of December 31, 2010 and 2009, respectively	413	193
Additional paid-in capital	45,823	31,975
Accumulated deficit	(36,511)	(31,804)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	10,347	5,321
Total liabilities and stockholders' equity	$11,351	$6,456

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2010 and 2009

(in thousands, except shares and per share information)

	2010	2009
Revenues:
Product sales, net	$5,163	$3,203
Licensing and royalty income	248	281
Research and development income	666	294
Other revenue	17	—
Total revenues	6,094	3,778

Costs and Expenses:
Cost of sales	4,989	3,527
Selling, general and administrative expenses	3,226	3,602
Product development and research expenses	1,510	740
Operating loss	(3,631)	(4,091)
Interest expense, net	(10)	(938)
Other income, net	1	1
Loss before benefit from income taxes	(3,640)	(5,028)
Benefit from income taxes	217	108

Net loss	(3,423)	(4,920)

Preferred stock dividends	(1,284)	—
Dividend accreted for beneficial conversion features	—	(2,488)

Net loss attributable to common stockholders	$(4,707)	$(7,408)

Basic and diluted loss per common share	$(.20)	$(.46)

Weighted average shares of common stock outstanding
Basic and diluted	23,822,167	16,266,432

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010 and 2009

(in thousands)

	2010	2009

Cash flows from operating activities:
Net loss	$(3,423)	$(4,920)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	276	248
Amortization of license fee	100	100
Capitalized interest expense on convertible note payable	—	41
Bad debt expense	—	15
Provision for write down of inventory	430	181
Stock-based compensation expense	501	476
Directors’ compensation payable in stock	—	61
Amortization of discount on convertible note payable	—	33
Amortization of discount on convertible note payable – related party	—	211
Amortization of debt issuance costs	4	659
Changes in operating assets and liabilities:
Accounts receivable	(53)	(275)
Licensing and royalty income receivable	46	7
Inventories	(372)	(493)
Prepaid expenses and other current assets	(291)	(131)
Accounts payable and accrued expenses	(147)	93
Deferred income	(84)	75
Net cash used in operating activities	(3,013)	(3,619)

Cash flows from investing activities:
Capital expenditures	(158)	(732)
Deposit for capital lease	(37)	—
Restricted cash	—	(4)
Net cash used in investing activities	(195)	(736)

Cash flows from financing activities:
Sale of common stock, net of expenses	5,696	—
Sale of Series C Convertible Preferred Stock, net of expenses	1,517	—
Sale of Series B-1 Convertible Preferred Stock, net of expenses	—	1,073
Proceeds from issuance of convertible note payable, net of expenses	—	4,206
Proceeds from exercise of common stock options and warrant	12	25
Recovery from stockholder, net	—	4
Principal payments on capital lease obligation	(25)	—
Net cash provided by financing activities	7,200	5,308

Net increase in cash and cash equivalents	3,992	953
Cash and cash equivalents at beginning of year	1,124	171
Cash and cash equivalents at end of year	$5,116	$1,124

Supplemental cash flow information:
Cash payments for interest	$8	$14
Cash receipt from taxes	(222)	(108)
Non cash transactions:
Conversion of Series B-1 Convertible Preferred Stock and accrued dividends into Common Stock	$7,136	$—
Equipment financed through capital lease	122	—
Issuance of common stock warrant related to credit facility	723	—
Dividend accreted for beneficial conversion features	—	2,488
Issuance of stock to directors for compensation that was previously accrued	—	20
Conversion of note payable and accrued interest to Series B-1 Convertible Preferred Stock	—	4,779
Conversion of note payable - related party – to common stock	—	464
Issuance of restricted stock	10	11
Forfeiture of restricted stock	(7)	—
Debt issuance costs accrued	74	—

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2010 and 2009

(in thousands, except share information)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2008	50	$ 500	—	$ —	—	$ —	16,873,218	$ 168	$ 28,076	$(24,396)	$(1,395)	$ 2,953

Issuance of preferred stock pursuant to a private placement net of associated fees of $144 and beneficial conversion features			203	568					505			1,073
Value of common stock warrants issued to broker in a private placement									82			82
Discount on convertible note payable related to a private placement									77			77
Beneficial conversion and discount on converted note payable									247			247
Dividends attributable to beneficial conversion features of private placement				505					1,983	(2,488)		—
Conversion of note payable to Preferred Stock – Series B-1			804	4,779								4,779
Conversion of convertible note payable – related party to common stock							1,219,512	12	452			464
Issuance of stock as Directors’ compensation							59,176	1	60			61
Stock options exercised							24,400	—	25			25
Stock-based compensation expense									184			184
Restricted stock awards									292			292
Restricted stock issuance							1,075,000	11	(11)			—
Recovery from stockholder, net									4			4
Warrants exercised							51,681	1	(1)			—
Net loss	—	—	—	—	—	—	—	—	—	(4,920)	—	(4,920)

Balance, December 31, 2009	50	$ 500	1,007	$ 5,852	—	$ —	19,302,987	$ 193	$ 31,975	$(31,804)	$(1,395)	$ 5,321

Issuance of preferred stock pursuant to a private placement, net of associated fees of $33					1,550	1,517						1,517
Conversion of Series B-1 Convertible Preferred Stock and accrued dividends of $1,284 into Common Stock			(1,007)	(5,852)			15,692,824	157	6,979	(1,284)		—
Issuance of common stock pursuant to a private placement, net of associated fees of $804							5,909,087	59	5,637			5,696
Issuance of warrant to purchase common stock pursuant to a credit facility									723			723
Stock based compensation expense – stock options									193			193
Stock based compensation expense – restricted stock									308			308
Restricted stock issuance							1,019,000	10	(10)			—
Restricted stock forfeiture							(650,032)	(7)	7			—
Stock options exercised							14,333	1	11			12
Net loss	—	—	—	—	—	—	—	—	—	(3,423)	—	(3,423)

Balance, December 31, 2010	50	$ 500	—	$ —	1,550	$ 1,517	41,288,199	$ 413	$ 45,823	$(36,511)	$(1,395)	$10,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

Nature of the Business

IGI Laboratories, Inc. is a Delaware corporation formed in 1977. On May 7, 2008, the stockholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. The Company’s office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. IGI develops, manufactures, fills and packages topical semi-solid and liquid products for cosmetic, cosmeceutical and pharmaceutical customers. The Company’s products are used for cosmetic, cosmeceutical and prescription applications for the treatment of symptoms of dermatitis, acne, psoriasis and eczema. The Company is building upon this foundation by filing its own Abbreviated New Drug Applications (“ANDAs”) and continuing to expand into the prescription pharmaceutical arena. The Company’s strategy is based upon three initiatives: increasing the current contract services business, developing a portfolio of generic formulations in topical dosage forms and creating unique opportunities around its licensed Novasome® technology. All of its product development and manufacturing is performed at its 25,000 sq.ft. facility in Buena, NJ.

Principles of Consolidation

The consolidated financial statements include the accounts of IGI Laboratories, Inc. and its wholly owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents consist of short-term investments, which have original maturities of 90 days or less.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities at December 31, 2010 approximate their fair value because of the short-term maturities of these items.

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

In 2010, the Company had sales to two customers which individually accounted for more than 10% of the Company’s product sales. These customers had sales of $2,288,000 and $579,000, respectively, and aggregately represented 55% of revenues from product sales. In 2009, these two customers individually had sales that accounted for more than 10% of the Company’s product sales for that year. Accounts receivable related to the Company’s major customers comprised 19% of all accounts receivable as of December 31, 2010.

The Company received royalty revenue in 2010 and 2009 from one customer, which accounted for approximately 95% of royalty revenue.

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

Long-Lived Assets

In accordance with the provisions of ASC 360-10-55, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed. As of December 31, 2010, no impairments existed.

Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable. For the fiscal year ended December 31, 2010, the largest component of accrued expenses was accrued payroll of $154,000 and accrued legal and audit of $154,000. For the fiscal year ended December 31, 2009, the largest component of accrued expenses was the environmental clean-up costs of $69,000, accrued payroll of $113,000 and accrued severance for our former Chief Executive Officer of $148,000.

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

Research and Development Income: The Company establishes agreed upon product development agreements with its customers to perform product development services. Product development revenues are recognized in accordance with the product development agreement upon the completion of the phases of development and when we have no future performance obligations relating to that phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. These payments are generally non-refundable and are reported as deferred until they are recognizable as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed.

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

Debt Issuance Costs

Expenses related to debt financing activities are capitalized and amortized over the term of the loan. The Company’s expenses incurred related to the credit facility with Amzak Capital Management, LLC are being amortized over the five year term of the credit facility to interest expense on a straight-line basis.

Product Development and Research

The Company's research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2010 and 2009 were $3,700 and $3,000, respectively.

Shipping and Handling Costs

Costs related to shipping and handling is comprised of outbound freight and the associated labor. These costs are recorded in costs of sales.

Net (Loss) per Common Share

Basic net (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants and the conversion of preferred stock. Due to the net loss for the years ended December 31, 2010 and 2009, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of common shares outstanding and net (loss) per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock and the conversion of preferred stock, which were excluded from the net (loss) per share calculations due to their anti-dilutive effect amounted to 5,628,817 for 2010 and 17,817,536 for 2009.

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

2.      Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $5,116,000 at December 31, 2010, the $3,000,000 credit facility detailed below and cash from operations. The Company sustained net losses of $3,423,000 and $4,920,000 for the years ended December 31, 2010 and 2009, respectively, and had working capital of $6,264,000 at December 31, 2010.

The Company’s business operations have been primarily funded over the past two years through private placements of our capital stock. As described more fully in Notes 6, 8, 9 and 10, we raised an aggregate of $7,213,000 through private placements of equity with accredited investors in 2010 and $5,304,000 in 2009 principally from private equity investors. In 2010, we also entered into a $3,000,000 line of credit. As of December 31, 2010 the outstanding balance on the line of credit was $0. The Company drew down $500,000 in principal amount in March 2011. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may be accomplished this via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We also have the ability to defer certain product development and other programs, if necessary. We believe that our existing capital resources including the recently completed line of credit and private placements detailed below will be sufficient to support our current business plan beyond March 2012.

On December 21, 2010, we entered into a Credit Agreement with Amzak Capital Management, LLC pursuant to which Amzak has agreed to extend a $3,000,000 credit facility to the Company. As of December 31, 2010 the outstanding balance on the line of credit was $0. To secure payment of the amounts financed under the Credit Agreement, the Company has granted to the Lender a security interest in and against, generally, all of its tangible and intangible assets, except intellectual property, pursuant to that certain Pledge and Security Agreement with the Lender dated December 21, 2010. In addition, the Company has pledged to the Lender its equity interests in IGEN, Inc., one of the Company’s wholly-owned subsidiaries.

On December 8, 2010, we completed the sale of 5,909,087 shares of the Company’s common stock, $0.01 par value per share, to several accredited investors, as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended at a price of $1.10 per share, or an aggregate of approximately $6,500,000. The Company paid placement agent fees of $650,000 and issued warrants to purchase 354,546 shares of Common Stock at $1.21 per share. The Common Stock and the Warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore, each share of Series C Convertible Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance of the Series C Convertible Preferred Stock).

3.      License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same thru 2015. This payment is being amortized ratably over the ten-year period. For the years ended, December 31, 2010 and 2009, the Company recorded a $100,000 expense in each year related to the amortization of the license. Amortization of this license fee will amount to $100,000 per year for 2011-2015.

4.      Inventories

Inventories as of December 31, 2010 and 2009 consisted of:

	2010	2009
	(in thousands)	(in thousands)

Raw materials	$759	$751
Work in progress	10	12
Finished goods	47	111
	$816	$874

5.      Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2010 and 2009 consisted of:

	2010	2009
	(in thousands)	(in thousands)

Land	$257	$257
Building and improvements	3,440	3,270
Machinery and equipment	2,632	2,351
Construction in progress	127	297
	6,456	6,175
Less accumulated depreciation	(3,687)	(3,411)

Property, plant and equipment, net	$2,769	$2,764

The Company recorded depreciation expense of $276,000, and $248,000 in 2010 and 2009, respectively.

6.      Note Payable – Related Party

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

On March 13, 2009, the Company completed the Offering as more fully described in Note 8 below. As a condition to the consummation of the Offering, on March 13, 2009, the Company and Pinnacle entered into the Third Amendment to Loan and Security Agreement pursuant to which the parties agreed to change the final payment date of the amounts borrowed under the agreement from July 31, 2009 to instead provide that 50% of the amount of all loans and advances made by Pinnacle under the agreement will become due and payable on July 31, 2010 and the remaining outstanding loans and advances, together with interest thereon, will become due and payable on July 31, 2011.

In addition, as a condition to the consummation of the Offering, the Company and Pinnacle entered into a note conversion agreement (“Note Conversion Agreement”) dated March 13, 2009, pursuant to which Pinnacle agreed to convert the principal amount outstanding under the Third Amended and Restated Revolving Note ( the “Note Payable”) into shares of the Company’s common stock at a conversion rate of $0.41 per share of common stock (the “conversion shares”) upon receipt of stockholder approval by the Company of such conversion. Upon receipt of the conversion shares, the obligations and liabilities of the Company to repay the principal amount of the Note Payable would be deemed satisfied and paid in full. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of the Company’s common stock. For additional information relating to the Offering, see Note 8 below.

On December 21, 2010, the Company entered into a Credit Agreement with Amzak Capital Management, LLC (the “Lender ”) pursuant to which Amzak has agreed to extend a $3,000,000 credit facility to the Company (the “Credit Agreement”). The Company had no amounts outstanding under the facility at December 31, 2010. The Company drew down $500,000 in principal amount in March 2011.

To secure payment of the amounts financed under the Credit Agreement, the Company has granted to the Lender a security interest in and against, generally, all of its tangible and intangible assets, except intellectual property, pursuant to that certain Pledge and Security Agreement with the Lender dated December 21, 2010. In addition, the Company has pledged to the Lender its equity interests in IGEN, Inc., one of the Company’s wholly-owned subsidiaries.

Under the Credit Agreement the Company has agreed to certain covenants customarily found in such agreements including, but not limited to, a covenant prohibiting the Company from entering into a merger or acquisition of the Company without the prior consent of the Lender if any advances remain outstanding and a covenant requiring the Company to maintain a certain loan to collateral ratio. Upon the breach of a covenant, without cure, the Lender will have certain remedies customarily found in such agreements including, but not limited to, the ability to cause all of the loans outstanding to be immediately due and payable and to terminate the Credit Agreement.

Upon funding of each Advance (as defined therein), the Company shall make payments of accrued interest on the unpaid Accreted Principal Amount (as defined therein) of each promissory note. The interest rate applicable to each promissory note shall be 14% per annum and interest payments are due on each March 31, June 30, September 30 and December 31 during the term of the Credit Agreement, commencing Mach 30, 2011. The Company may prepay any Advance in connection with the consummation of a Liquidity Event (as defined therein) or at any time subsequent to December 21, 2012.

In addition, as consideration for entering into the Credit Agreement, on December 21, 2010, the Company issued to the Lender a ten-year warrant to purchase certain shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Warrant”). The Warrant is immediately exercisable for 881,331 shares of Common Stock (the “Initial Warrant Shares ”) with the remaining shares of Common Stock representing 1% of the Fully Diluted Shares (as defined therein) as of the Conditional Warrant Exercise Date (as defined therein) (the “ Conditional Warrant Shares ”) becoming exercisable July 1, 2012 if the Company has achieved certain milestones related to the Company’s product development or financial growth. The Warrant is accounted for as an equity instrument. The fair value of the initial Warrant of $723,541 will be recorded as debt issuance costs and amortized on a straight-line basis over the stated term of the Credit Agreement which is five years. Amortization expense of $4,000 was recognized for the year ended December 31, 2010. The Company anticipates amortization expense to be approximately $160,000 for the years 2012 to 2016. On December 21, 2010, the fair value of the Conditional Warrant is not considered to be material. The fair value of the Conditional Warrant will be recognized as additional expense when and if it becomes exercisable.

In connection with the Financing, the Company entered into two registration rights agreements (the “Registration Rights Agreements”) with the Lender pursuant to which the Company granted the Lender specified registration rights relating to Initial Warrant Shares and the Conditional Warrant Shares. The Registration Rights Agreements provide that the Company will file “resale” registration statements covering all of the Registrable Shares (as defined therein) within 210 days of the execution of the Registration Rights Agreement for the Initial Warrants Shares and within 210 days of the Conditional Warrant Exercise Date (as defined therein) for the Conditional Warrant Shares, subject to certain limitations. Further, the Company has agreed to pay the Lender specified cash payments as partial liquidated damages in the event the Registration Statements are not filed in a timely manner.

The complete statement of the parties’ rights and obligations under the Credit Agreement, the Pledge and Security Agreement, the Warrant and the Registration Rights Agreements is qualified in its entirety by reference to the terms and conditions of such documents which are filed as exhibits to the Company’s Current Report on Form 8-K filed on December 22, 2010.

The Lender is a shareholder of the Company and participated in the private placement previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2010.

7.      Series A Convertible Preferred Stock

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

Conversion- The Series A Convertible Preferred Stock is convertible, at the option of the holders, into shares of our common stock at a conversion price of $1.00 per share. Based on the original purchase price of $10,000 per share of preferred, each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock. The Series A Convertible Preferred Stock also contains an automatic conversion wherein the shares will automatically convert into common shares when the closing price of the Company’s common stock is $2.50 for ten (10) consecutive trading days.

Liquidation preference- The liquidation preference is $10,000 per share for a total of $500,000.

The Company has accounted for the Series A Convertible Preferred Stock in accordance with the provisions of ASC 815-10, “Accounting for derivative instruments and hedging activities,” and ASC 470-20, “Accounting for Debt instruments with specific conversion features”. The Company has allocated the value received between the preferred stock and the related warrants. The allocated value for the preferred stock and the related warrants was approximately $475,000 and $25,000, respectively. In addition, the Company evaluated the shares and determined a beneficial conversion feature existed within this transaction, which totaled $55,000; the preferred stock was further discounted by this amount. The beneficial conversion amount related to the value of the preferred stock and the associated warrant was then accreted back to the preferred stock in accordance with the conversion provision, which allowed for 100% to be converted immediately. The accretion was reflected as a dividend expense in 2007. The warrants have been classified as an equity instrument.

8.      Series B-1 Convertible Preferred Stock and Convertible Promissory Notes

On March 13, 2009, the Company completed a $6,000,000 private placement with certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “2009 Offering”). As part of the 2009 Offering, the Company issued 202.9 shares of Series B-1 Preferred Stock, with an ascribed value of $1,218,000, $4,782,600 in Secured Convertible Promissory Notes (“Promissory Notes”), Preferred Stock Purchase Warrants to purchase 797.1 shares of non-voting Series B-2 Preferred Stock (“Preferred Stock Warrants”), a Common Stock Purchase Warrant to purchase 350,000 shares of common stock (“Common Stock Warrant”) and amended its line of credit with Pinnacle. In connection with the 2009 Offering, the Company incurred placement and legal fees of approximately $721,000, resulting in net proceeds of $5,279,000. These fees were recorded as debt issuance costs in the amount of $577,000 and paid-in capital in the amount of $144,000.

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

The Company granted its placement agent for the 2009 Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expires on March 13, 2012, as described more fully in Note 12.

In connection with the 2009 Offering, the Company and Pinnacle entered into the Third Amendment to Loan and Security Agreement. Pinnacle agreed to change the terms of repayment such that 50% of the amount borrowed under the line of credit, or $500,000 as of March 31, 2009 (see Note 6 above), would be payable on July 31, 2010 and the remaining balance would be payable on July 31, 2011. Furthermore, the Company and Pinnacle entered into a Note Conversion Agreement for which Pinnacle agreed to automatically convert the principal amount due under the Third Amended and Restated Revolving Note (the “Note Payable”) into shares of the Company’s Common Stock at a conversion rate of $0.41 per share upon stockholder approval of the Note Conversion. The beneficial conversion feature of the Note Payable of approximately $207,000 was recorded as a debt discount. The fair value of the Note Payable, as modified, was approximately $460,000, resulting in a debt discount of $40,000. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Note Conversion. Immediately upon stockholder approval, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of the Company’s common stock.

Debt discounts and debt issuance costs were amortized using the effective interest method and were fully amortized as of December 31, 2009.

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

Pursuant to the terms of the Certificate of Designation, the shares of Series B-1 Preferred Stock automatically convert into shares of the Company’s Common Stock upon the date that the closing price of the Company’s Common Stock shall have exceeded $1.20 for a period of twenty-five (25) consecutive trading days immediately preceding such date. On August 19, 2010, the closing price of the Company’s Common Stock was $1.29, which was the twenty-fifth consecutive trading day for which the closing price of such Common Stock exceeded $1.20. Accordingly, on August 20, 2010 all of the shares of Series B-1 Preferred Stock automatically converted into shares of the Company’s Common Stock.

9.      Series C Convertible Preferred Stock – 2010 Offering

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore each share of Series C Convertible Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance of the Series C Convertible Preferred Stock). Liquidation preference is the original cost plus undeclared dividends and amounted to $1,609,027 at December 31, 2010.

10.      Private Placement

On December 8, 2010, the Company, consummated the sale of 5,909,087 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), to several accredited investors (collectively, the “Investors”), as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) at a price of $1.10 per share, or an aggregate of approximately $6,500,000. The sale of Common Stock was conditioned upon Investors purchasing not less than $2,200,000 of Common Stock and the Company may accept subscriptions for not more than $6,600,000 of Common Stock (the “Common Stock Offering”). In connection with the Common Stock Offering, the Company paid a placement agent fee of $90,000 to Maxim Group LLC (“Maxim ”) and issued Maxim warrants to purchase 16,364 shares of Common Stock at $1.21 per share (the “ Maxim Warrants ”). The Company paid a placement agent fee of $560,000 to Sanders Morris Harris Inc. (“SMHI ”) and issued SMHI warrants to purchase 338,182 shares of Common Stock at $1.21 per share in the same form of the Maxim Warrants (collectively, with the Maxim Warrants, the “Warrants ”) in connection with Maxim’s engagement of SMHI as a selected dealer for the Offering. The Common Stock and the Warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

In connection with the Common Stock Offering, the Company entered into a registration rights agreement, as amended (the “Registration Rights Agreement ”) with each of the Investors pursuant to which the Company granted the Investors specified registration rights relating to the Common Stock purchased in the Offering. The Registration Rights Agreement provides that the Company will file a “resale” registration statement (the “Initial Registration Statement ”) covering all of the Registrable Shares (as defined therein) within 120 days of the closing of the Offering, subject to certain limitations. Further, the Company has agreed to pay the Investors specified cash payments as partial liquidated damages in the event the Initial Registration Statement is not filed in a timely manner. The foregoing descriptions of the Registration Rights Agreement and the Warrants are qualified in their entirety by reference thereto, which are filed as Exhibits 10.1 and 4.1, respectively, to the Current Report on Form 8-K filed on December 8, 2010.

SMHI may be deemed to have an affiliation with the Company. Joyce Erony and James Gale, serve on the Company’s board of directors and are associated persons of SMHI. Mr. Gale is the Chief Investment Officer, a manager, and a member of Signet Healthcare Partners, LLC, a Delaware limited liability company (“Signet Healthcare Partners”) and Ms. Erony is a managing director and member of Signet Healthcare Partners. Signet Healthcare Partners is the general partner of Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund (Institutional) II, L.P. (the “Funds”), both Delaware limited partnerships. The Funds together represent the largest owner of the Company’s Common Stock and Series C Convertible Preferred Stock. As the general partner of the Funds, Signet Healthcare Partners receives a 2% annual management fee and holds a 20% carried interest. SMHI is a member of Signet Healthcare Partners and has a 50% operating profits percentage and a 40% carried interest percentage, but no management rights of Signet Healthcare Partners. SMHI also provides office space and certain accounting and administrative services to Signet Healthcare Partners and the Funds.

11.      Stock Based Compensation

Under the 1998 Directors Stock Plan, as amended, 600,000 shares of the Company’s common stock are authorized under the plan and reserved for issuance to non-employee directors, in lieu of payment of directors’ fees in cash. The Company issued 13,463 shares in October 2009 as consideration for directors’ fees for the third quarter of 2009. The Company issued 45,713 shares in 2009 as consideration for directors’ fees for the fourth quarter of 2008 and the first and second quarters of 2009. Directors’ fees were accrued on the Company’s financial statements for each of those respective quarters. In November 2009, the Company’s Board of Directors approved the elimination of payment of directors’ fees in stock under this plan beginning in the fourth quarter of 2009.

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 1,829,798 options have been granted to non-employee directors through December 31, 2010. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009, 20 days after the initial mailing of the Company’s Information Statement on Schedule 14C to its stockholders. The Company previously granted awards denominated in its common stock to employees, directors and consultants pursuant to the 1999 Plan. However, pursuant to its terms, as of March 16, 2009 no new awards may be granted under the 1999 Plan. Furthermore, the 1999 Plan only provided for the grant of stock options and restricted stock. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of December 31, 2010, options to purchase 290,000 shares of common stock were outstanding under the 2009 Plan and 1,039,000 shares of restricted stock had been granted under the 2009 Plan.

On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Equity Incentive Plan to increase the number of shares of common stock available for grant under such plan by adding 2,000,000 shares of common stock.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

Assumptions	2010	2009

Dividend yield	0%	0%
Risk free interest rate	1.58%	2.87%
Estimated volatility factor	65%	69%
Expected life	3.2 years	3.2 to 5.5 years

Estimated volatility was calculated using the historical volatility of the Company’s stock over the expected life of the options. Through the third quarter of 2009, the expected life of the options was estimated based on the Company’s historical data, and prior to that time, the expected life of the options was estimated using the simplified method. The forfeiture rates are estimated based on historical employment/directorship termination experience. The risk free interest rate is based on US Treasury yields for securities with terms approximating the terms of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

Stock option transactions in each of the past two years under the aforementioned plans in total were:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

January 1, 2009 shares issuable
Under option	2,705,532	$ .50-$2.75	$1.43
Granted	1,060,145	.55- 1.29	1.07
Exercised	(24,400)	.50- 1.03	0.99
Expired	(301,500)	1.56- 2.00	1.83
Forfeited	(1,425,600)	.76- 2.25	1.51
December 31, 2009 shares issuable
Under option	2,014,177	.50- 2.75	1.12
Granted	135,000	.79- 1.61	0.97
Exercised	(14,333)	.50- 1.00	0.79
Expired	(65,000)	1.88- 2.75	1.95
Forfeited	(771,328)	.50- 2.75	1.08
December 31, 2010 shares issuable
Under option	1,298,516	.52- 1.52	1.09
Exercisable options at:
December 31, 2010	1,050,179		$1.12
December 31, 2009	1,157,812		$1.17

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ .50 to $1.00	357,500	5.74	$ .71	252,500	$ .68
1.01 to 1.50	854,000	6.76	1.21	740,663	1.23
1.51 to 2.00	87,016	5.39	1.55	57,016	1.52

$ .50 to $3.00	1,298,516	6.39	$1.09	1,050,179	$1.12

The Company has recorded $193,000 and $184,000 related to its stock option based expenses in cost of sales and selling, general and administrative expenses on the accompanying Statement of Operations for the year ended December 31, 2010 and 2009, respectively.

The aggregate intrinsic value of options outstanding was $761,863 at December 31, 2010 and $29,015 at December 31, 2009. The aggregate intrinsic value of the options exercisable was $591,175 at December 31, 2010 and $12,765 at December 31, 2009. The total intrinsic value of the options exercised during 2010 and 2009 was $8,600 and $523, respectively.

A summary of non-vested options at December 31, 2010 and changes during the year ended December 31, 2009 is presented below:

		Weighted Average
	Options	Grant Date Fair Value

Non-vested option at January 1, 2010	856,365	$ .59
Granted	135,000.44
Vested	(372,934)	.52
Forfeited	(370,094)	.65
Non-vested options at December 31, 2010	248,337	$ .49

As of December 31, 2010, there was $27,570 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized through October 2012.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $307,488 and $292,000, respectively, of compensation expense during the year ended December 31, 2010 and 2009 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At December 31, 2010, the Company had approximately $483,339 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized through April 2013.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2010	801,355	$1.06

Changes during the period:
Shares granted	1,019,000	0.71
Shares vested	(124,651)	1.01
Shares forfeited	(756,704)	1.04

Non-vested balance at December 31, 2010	939,000	$0.71

See Note 18 below regarding restricted stock award to Charles E. Moore, President and Chief Executive Officer.

See Note 18 below regarding restricted stock and stock options for Hemanshu Pandya, the Company’s former President and Chief Executive Officer, upon his resignation as of April 1, 2010.

See Note 18 below regarding restricted stock and stock options for Philip S. Forte, the Company’s former Chief Financial Officer, upon his resignation as of January 11, 2011.

12.      Stock Warrants

Stock Warrants as of December 31, 2010 and 2009 consisted of:

	2010		2009
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Beginning balance	262,500	$0.41	352,500	$1.16

Stock warrants granted	1,235,877	0.35	350,000	0.41
Stock warrants expired	-		(352,500)	1.16
Stock warrants exercised	-		(87,500)	0.41

Ending balance	1,498,377	$0.36	262,500	$0.41

In connection with the private placement of the Company’s Common Stock as more fully described in Note 10, the Company granted Common Stock Warrants to purchase 338,182 and 16,364, respectively, to each of its two placement agents for $1.21 per share which expire on December 8, 2015.

In connection with the Credit Agreement with Amzak Capital Management, LLC as more fully described in Note 6, the Company issued a ten-year warrant to purchase 881,331 shares of the Company’s Common Stock for $.01 per share.

In connection with the private placement offering to certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”) on March 13, 2009 (See Note 8 above), the Company granted its placement agent for the Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expires on March 13, 2012. Until stockholder approval of the Offering was obtained, this Common Stock Warrant was exercisable for no more than 88,550 shares. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering and accordingly, all shares under the warrant became issuable. The fair value of the Common Stock Warrant of approximately $102,000 was determined using the Black Scholes model. The factors used in the calculation are as follows: expected volatility of 66.8%, expected term of 3 years and risk-free interest rate of 1.36%. Expected volatility and risk-free interest rates are based upon the expected life of the warrant. The interest rates used are the yield of a 3-year U.S. Treasury Note as of March 13, 2009. Of this amount, $82,000 was deemed to be attributable to the issuance of debt and was capitalized as debt issuance costs. On December 2, 2009, the Common Stock Warrant was amended to include a partial transfer for 87,500 shares of common stock. On December 2, 2009, the warrant to purchase 87,500 was exercised using the “Cashless Exercise” provision and 51,681 shares of common stock were issued. On February 25, 2011, the warrant to purchase the remaining 262,500 shares of common stock was exercised using the “Cashless Exercise” provision and 200,646 shares of common stock were issued.

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

In connection with the Private Placement transaction executed with Pharmachem, dated February 5, 2007, the Company issued a warrant to purchase 150,000 shares at $1.00 per share to Landmark Financial Corporation as commission on the transaction. During 2008, Landmark Financial Corporation exercised a portion of the warrant to acquire 25,000 shares of common stock. This warrant expired on March 7, 2009.

13.      Income Taxes

The (benefit) from income taxes attributable to loss from continuing operations before (benefit) from income taxes for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(in thousands)
Current tax expense (benefit):
Federal	$—	$—
State and local	(217)	(108)
Total current tax expense (benefit)	(217)	(108)
Deferred tax expense
Federal	—	—
State and local	—	—
Total deferred tax expense	—	—
Total expense (benefit) from income taxes	$(217)	$(108)

The Company sold some of its New Jersey operating loss carry forwards in exchange for net proceeds of $222,000 and $113,000 in 2010 and 2009 respectively.

The (benefit) from income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations as a result of the following:

	2010	2009
	(in thousands)

Statutory benefit	$(1,237)	$(1,711)
Non-deductible interest costs	—	321
Other non-deductible expenses	3	6
State income taxes, net of valuation allowance	(143)	(71)
Increase in Federal valuation allowance	1,160	714
Tax benefits expiring	—	633
	$(217)	$(108)

Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(in thousands)	(in thousands)
Current Assets (Liabilities)
Allowance for doubtful accounts	$4	$36
Inventory reserve	78	158
Accrued severance	—	—
Accrued environmental clean-up costs	—	—
Other	49	49
Total Current Assets (Liabilities)	131	243

Long Term Assets (Liabilities)
Property, plant and equipment	139	131
Deferred royalty payments	14	16
Tax operating loss carry forwards	9,069	7,880
Capital loss carryforwards	—	25
Tax credit carry forwards	335	376
Non-employee stock options	507	435
Other	(8)	(8)
Total Long Term Assets (Liabilities)	10,056	8,855
Gross Deferred Tax Asset (Liability)	10,187	9,098
Less: valuation allowance	(10,187)	(9,098)
Deferred taxes, net	$—	$—

The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its plan to sell the benefit of certain state net operating loss carry forwards, its expectations for the future, and the expiration dates of the net operating loss carry forwards. The Company has concluded that it is more likely than not that it will be unable to realize the gross deferred tax assets in the immediate future and has established a valuation allowance for all such deferred tax assets. Accordingly, the Company has provided a valuation allowance of $9,069,000 over the years on the deferred tax assets relating to these net operating loss carryforwards.

Operating loss and tax credit carry forwards for tax reporting purposes as of December 31, 2010 were as follows:

(in thousands)

Federal:
Operating losses (expiring through 2030)	$ 25,312
Research tax credits (expiring through 2025)	279
Alternative minimum tax credits (available without expiration)	28
State:
Net operating losses - New Jersey (expiring through 2017)	4,662
Alternative minimum assessment – New Jersey (available without expiration)	29

Federal net operating loss carry forwards that expire through 2030 have significant components expiring in 2018 (8%), 2019 (9%), 2020 (31%), 2025 (8%) and 2026 (16%).

The Company’s ability to use net operating loss carry forwards may be subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company is currently examining the application of Section 382 with respect to an ownership change that took place during 2009 and 2010, as well as the possibility of such limitation having any material effect on the application of net operating loss carry forwards in the immediate future. The Company believes that it is likely that a change in ownership takes place and that the net operating loss carryforwards will be limited.

The Company complies with ASC 740-10-25 and there was no effect on the Company’s consolidated financial position and results of operations. Additionally, as a result of the adoption of ASC 740-10-25, the Company did not record an adjustment to the January 1, 2007 balance of retained earnings and did not record any reserve for unrecognized tax benefits in 2009 and 2008. Accordingly, there is no interest and penalties recorded on the balance sheet for such reserves. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities for the tax years 2007 to 2010 due to the net loss carry forwards from those years.

14.      Lease Commitments

The Company’s commitments and contingencies consisted of operating leases for equipment of $60,400 for 2011, $13,800 for 2012, $11,200 for 2013 and $9,400 for 2014. Rent expense was $68,700 and $70,300 for the years ended December 31, 2010 and 2009, respectively.

15.      Legal and U.S. Regulatory Proceedings

On April 6, 2000, officials of the New Jersey Department of Environmental Protection (“DEP”) inspected the Company’s leased storage site in Buena, New Jersey, and issued Notices of Violation (“NOV’s”) relating to the storage of waste materials in a number of trailers at the site. The Company established a disposal and cleanup schedule and completed the removal of materials from the site. In March 2006, the Company received a judge’s decision from the Office of Administrative Law (“OAL”) of a fine in the amount of $35,000 in respect to the NOV’s the Company received from the DEP. Due to the criminal settlement that was reached between the Company and the DEP in 2002, the Company had a credit of $40,000 to be used against any fines determined as a result of the civil matter, therefore, the Company did not have to pay any money to the DEP for the settlement amount. The DEP subsequently issued a final decision, which accepted the violation findings but rejected the OAL Judge’s penalty recommendation, reinstituting a previously proposed penalty by the DEP of $215,000, less the $40,000 credit previously mentioned or $175,000. The Company appealed this to the Superior Court of the NJ Appellate Division who determined that the Commission’s decision was reasonable thus affirming the DEP Commissioner’s decision. This amount of $175,000 was accrued for in 2007. The Company reached a settlement with DEP Commissioner and agreed to pay the above amount in six equal installments. The final installment was paid on June 30, 2009.

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its former Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey DEP and the local authorities, and hired a contractor to assess the exposure and required clean up. The total estimated costs for the clean up and remediation is $676,000, of which $24,000 remains accrued as of December 31, 2010. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

The restricted cash on the Consolidated Balance Sheet of $54,000 and $50,000 as of December 31, 2010 and 2009, respectively represents a restricted escrow account set up on the requirement of the NJ DEP for the soil remediation work. These funds will be released to the Company upon the DEP approval when the remediation is completed.

In response to an observation by the New Jersey DEP of pesticide contamination in a portion of its property located at 105 Lincoln Avenue in Buena, New Jersey, the Company contracted with an environmental and remediation firm to complete soil delineation of the pesticide contamination, its remediation and disposal. The estimated cost for the remediation is $65,000, of which $10,000 remains accrued as of December 31, 2010. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

16.      Employee Benefits

The Company has a 401(k) contribution plan, pursuant to which employees may elect to contribute to the plan, in whole percentages, up to 100% of compensation. Employees’ contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $16,500 for 2010 and 2009, plus a catch-up contribution of up to $5,500 for 2010 and 2009, if a participant qualifies. The Company matches 100% of the first 3% of compensation contributed by participants and 50% of the next 2% of compensation contributed by participants. The Company contribution is in the form of cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $61,000 and $37,000 in 2010 and 2009, respectively.

17.      Related Party Transactions

For a description of the Company’s Credit Agreement with Pinnacle and the Private Placement with Signet Healthcare Partners, G.P., the related parties, see Notes 6, 8, 9 and 10 above.

18.      Changes in Management

On January 11, 2011, Philip S. Forte, the Chief Financial Officer of the Company, resigned from employment with the Company. Joyce Erony, the Company’s Chairwoman of the Board, will act as Acting Chief Financial Officer and as the Company's principal financial officer while the Company conducts a search for a permanent replacement. In connection with Mr. Forte's departure from the Company, the Company entered into a Separation of Employment Agreement and General Release (the "Separation Agreement") dated January 14, 2011 with Mr. Forte. The Separation Agreement provides that the Company shall pay Mr. Forte $125,000 as a separation payment, with such amount to be paid ratably over a 6 month period on each regular payroll payment date during such period. Such costs will be recognized in 2011. Also, in the Separation Agreement, Mr. Forte agreed to provide the Company with a general release, and Mr. Forte agreed to certain restrictive covenants, and reconfirmed his agreement to the confidentiality, non-competition and non-solicitation covenants set forth in his employment agreement with the Company, after the Separation Date. Upon the effective date of his resignation, Mr. Forte retained the 53,328 restricted shares of common stock that were vested and forfeited the 106,672 restricted shares of common stock that were not vested per his Restricted Stock Agreement. Additionally, Mr. Forte has 90 days from January 11, 2011 to exercise his 36,663 vested stock options, and he forfeited 73,337 stock options that were not vested per his Option Agreement. The description of the material terms of the Separation Agreement above is subject to the full terms and conditions of the Separation Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2011.

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

On May 28, 2009, Rajiv Mathur, the Company’s President and Chief Executive Officer announced his resignation as an employee of the Company. In connection with his resignation, Mr. Mathur and the Company entered into a Separation of Employment Agreement and General Release dated May 28, 2009 (the “Separation Agreement”). The Separation Agreement provides that the Company shall pay Mr. Mathur severance in the amount of $312,798, such amount to be paid ratably over a twelve month period with equal portions on each regular payroll payment date during such period. The Company has also agreed to provide Mr. Mathur with continued participation in the medical insurance coverage plans of the Company during such one year period. Mr. Mathur agreed to provide the Company with a general release, and Mr. Mathur agreed to certain restrictive covenants, including confidentiality, non-competition and non-disparagement. During the quarter ended June 30, 2009, $341,000 was accrued, of which $148,400 was outstanding at December 31, 2009, which was paid during 2010.

EXHIBIT INDEX

Exhibit
Number	Description

23.1	Consent of EisnerAmper LLP

23.2	Consent of Amper, Politziner & Mattia, LLP

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Acting Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.