Form 10-Q
period 2011-03-31
IGI LABORATORIES, INC
filed 2011-05-16
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer's common stock is 41,433,836 shares, net of treasury stock, as of May 11, 2011.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Product sales, net	$ 1,361	$ 790
Research and development income	151	23
Licensing and royalty income	55	68
Other revenue	7	-
Total revenues	1,574	881

Costs and Expenses:
Cost of sales	1,241	1,004
Selling, general and administrative expenses	933	907
Product development and research expenses	379	195
Operating loss	(979)	(1,225)
Interest income (expense), net	(55)	1

Net Loss	$(1,034)	$(1,224)

Basic and diluted loss per share	$ (.03)	$ (.07)

Weighted average shares of common stock outstanding:
Basic and diluted	39,313,087	17,551,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31, 2011	December 31, 2010*
ASSETS
Current assets:
Cash and cash equivalents	$ 4,640	$ 5,116
Accounts receivable, less allowance for doubtful accounts of $10 in 2011and 2010	1,106	794
Licensing and royalty income receivable	23	21
Inventories	854	816
Other receivables	11	234
Prepaid expenses	301	190
Total current assets	6,935	7,171
Property, plant and equipment, net	2,741	2,769
Restricted cash, long term	54	54
License fee, net	475	500
Debt issuance costs, net	760	800
Other	57	57
Total assets	$ 11,022	$ 11,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 343	$ 341
Accrued expenses	572	476
Deferred income, current	57	58
Capital lease obligation, current	33	32
Total current liabilities	1,005	907

Note payable, related party	500	-
Deferred income, long term	28	29
Capital lease obligation, long term	60	68
Total liabilities	1,593	1,004

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, liquidation preference - $500,000 at March 31, 2011 and December 31, 2010	500	500
Series C Convertible Preferred stock, liquidation preference - $1,609,027 at March 31, 2011 and December 31, 2010	1,517	1,517
Common stock	414	413
Additional paid-in capital	45,938	45,823
Accumulated deficit	(37,545)	(36,511)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	9,429	10,347
Total liabilities and stockholders' equity	$ 11,022	$ 11,351

The accompanying notes are an integral part of the consolidated financial statements.

* Derived from the audited December 31, 2010 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,034)	$(1,224)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	77	62
Amortization of license fee	25	25
Stock-based compensation expense	103	165
Provision for write down of inventory	36	-
Amortization of debt issuance costs	40	-
Changes in operating assets and liabilities:
Accounts receivable	(312)	89
Licensing and royalty income receivable	(2)	29
Inventories	(74)	(380)
Prepaid expenses and other current assets	112	(154)
Accounts payable and accrued expenses	98	194
Deferred income	(2)	119
Net cash used in operating activities	(933)	(1,075)

Cash flows from investing activities:
Capital expenditures	(49)	(67)
Deposits for capital expenditures	-	(37)
Net cash used in investing activities	(49)	(104)

Cash flows from financing activities:
Proceeds from note payable, related party	500	-
Sale of Series C Convertible preferred stock, net of expenses	-	1,517
Principal payments on capital lease obligation	(7)	-
Proceeds from exercise of common stock options	13	-
Net cash provided by financing activities	506	1,517

Net (decrease) increase in cash and cash equivalents	(476)	338
Cash and cash equivalents at beginning of period	5,116	1,124
Cash and cash equivalents at end of period	$ 4,640	$ 1,462

Supplemental cash flow information:
Cash payments for interest	$ 3	$ -
Cash payment for taxes	6	5

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2011

(in thousands, except share information)

	Series A Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2010 (Audited)	50	$ 500	1,550	$1,517	41,288,199	$ 413	$ 45,823	$ (36,511)	$(1,395)	$ 10,347

Stock based compensation expense - stock options							47			47
Stock based compensation expense - restricted stock							56			56
Restricted stock forfeited					(106,672)	(1)	1			-
Stock options exercised					15,000		13			13
Warrants exercised					200,646	2	(2)			-
Net loss	-	-	-	-	-	-	-	(1,034)	-	(1,034)

Balance, March 31, 2011 (Unaudited)	50	$ 500	1,550	$1,517	41,397,173	$ 414	$ 45,938	$ (37,545)	$(1,395)	$ 9,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

1.

Organization

IGI Laboratories, Inc. is a Delaware corporation formed in 1977. As used in this report, the terms the “Registrant,” the “Company,” “IGI, Inc.,” “IGI” and “IGI Laboratories” refer to IGI Laboratories, Inc., unless the context requires otherwise. The Company’s office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. IGI develops, manufactures, fills and packages topical semi-solid and liquid products for cosmetic, cosmeceutical and pharmaceutical customers. The Company’s products are used for cosmetic, cosmeceutical and prescription applications for the treatment of symptoms of dermatitis, acne, psoriasis and eczema. The Company is building upon this foundation by filing its own Abbreviated New Drug Applications (“ANDAs”) and continuing to expand into the prescription pharmaceutical arena. The Company’s strategy is based upon three initiatives: increasing the current contract services business, developing a portfolio of generic formulations in topical dosage forms and creating unique opportunities around its licensed Novasome® technology. All of its product development and manufacturing is performed at its 25,000 sq.ft. facility in Buena, NJ.

2.

Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $4,640,000 at March 31, 2011, the $2,500,000 available on the $3,000,000 credit facility detailed below and cash from operations. The Company sustained a net loss of $1,034,000 for the three months ended March 31, 2011, and had working capital of $5,930,000 at March 31, 2011.

The Company’s business operations have been primarily funded over the past two years through private placements of our capital stock. As described more fully in Notes 8, 10 and 11, we raised an aggregate of $7,213,000 through private placements of equity with accredited investors in 2010 and $5,304,000 in 2009 principally from private equity investors. In 2010, we also entered into a $3,000,000 line of credit. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may be accomplished via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We also have the ability to defer certain product development and other programs, if necessary. We believe that our existing capital resources including the recently completed line of credit and private placements detailed below will be sufficient to support our current business plan beyond May 2012.

On December 21, 2010, we entered into a Credit Agreement with Amzak Capital Management, LLC pursuant to which Amzak has agreed to extend a $3,000,000 credit facility to the Company. As of March 31, 2011 the outstanding balance on the line of credit was $500,000. To secure payment of the amounts financed under the Credit Agreement, the Company has granted to the Lender a security interest in and against, generally, all of its tangible and intangible assets, except intellectual property, pursuant to that certain Pledge and Security Agreement with the Lender dated December 21, 2010. In addition, the Company has pledged to the Lender its equity interests in IGEN, Inc., one of the Company’s wholly-owned subsidiaries.

On December 8, 2010, we completed the sale of 5,909,087 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), to several accredited investors, as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) at a price of $1.10 per share, or an aggregate of approximately $6,500,000. The Company paid placement agent fees of $650,000 and issued warrants to purchase 354,546 shares of Common Stock at $1.21 per share. The Common Stock and the Warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

Loss Per Share

Basic net (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the three months ended March 31, 2011 and 2010, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net (loss) per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock and the conversion of preferred stock, which were excluded from the net (loss) per share calculations due to their anti-dilutive effect amounted to 5,430,675 for 2011 and 20,423,446 for 2010.

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

Licensing and Royalty Income: Revenues earned under licensing or sublicensing contracts are recognized as earned in accordance with the terms of the agreements. The Company recognizes royalty revenue based on royalty reports received from the licensee.

Research and Development Income: The Company enters into product development agreements with its customers to perform product development services. Product development revenues are recognized in accordance with the product development agreement upon the completion of each phase of development and when we have no future performance obligations relating to such phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. Payments under these arrangements are generally non-refundable and are reported as deferred until they are recognized as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended March 31, 2011 and 2010, two of our customers accounted for 56% and four of our customers accounted for 70% of our revenue, respectively. Two of these customers are the same for both periods. Accounts receivable related to the Company’s major customers comprised 53% of all accounts receivable as of March 31, 2011. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements for the three months ended March 31, 2011 that have a material impact on the Company’s consolidated financial statements.

4.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at March 31, 2011 and December 31, 2010 consist of:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 781	$ 759
Work in progress	19	10
Finished goods	54	47
Total	$ 854	$ 816

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

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 1,939,798 options have been granted to non-employee directors through March 31, 2011. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

The 1999 Stock Incentive Plan, as amended (the “1999 Plan”), replaced all previously authorized employee stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 3,200,000 shares of common stock. However, pursuant to the terms of the 1999 Plan, no awards may be granted after March 16, 2009. A total of 2,892,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's common stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from the date of grant.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009, 20 days after the initial mailing of the Company’s Information Statement on Schedule 14C to its stockholders. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Equity Incentive Plan to increase the number of shares of common stock available for grant under such plan by adding 2,000,000 shares of common stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of March 31, 2011, options to purchase 260,000 shares of common stock were outstanding under the 2009 Plan and 1,039,000 shares of restricted stock had been granted under the 2009 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the three months ended March 31, 2011

Expected volatility	61.5% - 61.9%
Expected term (in years)	3.2 years
Risk-free rate	1.20%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of March 31, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of 1/1/2011	1,298,516	$1.09
Issued	145,000	$1.69
Exercised	(15,000)	$0.86
Forfeited	(93,337)	$1.01
Expired	-	-
Outstanding as of 3/31/2011	1,335,179	$1.17

Exercisable as of 3/31/2011	1,165,179	$1.10

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 was $0.73.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2011:

Outstanding:
Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.50	$1.00	352,500	$0.72	5.56
$1.01	$1.50	750,663	$1.23	6.26
$1.51	$2.25	232,016	$1.64	8.05
Total		1,335,179	$1.17	6.39

Exercisable:
Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price
$0.50	$1.00	352,500	$0.72
$1.01	$1.50	730,663	$1.24
$1.51	$2.25	82,016	$1.59
Total		1,165,179	$1.10

As of March 31, 2011, the intrinsic value of the options outstanding is $511,300 and the intrinsic value of the options exercisable is $501,300. The total intrinsic value of the options exercised during the three months ended March 31, 2011 was $10,050. As of March 31, 2011, there was approximately $86,800 of total unrecognized compensation cost that will be recognized through October 2012 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $56,500 and $98,000, respectively, of compensation expense during the three months ended March 31, 2011 and 2010 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At March 31, 2011, the Company had approximately $427,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from April 2011 through April 2013.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2011	939,000	$ 0.71

Changes during the period:
Shares granted	-	-
Shares vested	(126,333)	0.75
Shares forfeited	-	-

Non-vested balance at March 31, 2011	812,667	$ 0.70

See Note 12 below regarding restricted stock award to Philip S. Forte, the Company’s Chief Financial Officer upon his resignation as of January 11, 2011.

6.

Income Taxes

As a result of the Company’s history of continuing tax losses, the Company does not have a current tax provision and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at March 31, 2011 and no significant changes are expected in the next twelve months. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

There was no accrued interest related to unrecognized tax benefits at March 31, 2011.

The Company’s ability to use net operating loss carry forwards may be subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company is currently examining the application of Section 382 with respect to an ownership change that took place during 2009 and 2010, as well as the possibility of such limitation having any material effect on the application of net operating loss carry forwards in the immediate future. The Company believes that it is likely that a change in ownership took place and that the net operating loss carryforwards will be limited.

7.

License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $25,000 related to this agreement for each of the three month periods ended March 31, 2011 and 2010.

8.

Note Payable – Related Party

On December 21, 2010, the Company entered into a Credit Agreement with Amzak Capital Management, LLC (the “Lender”) pursuant to which the Lender has agreed to extend a $3,000,000 credit facility to the Company (the “Credit Agreement ”). The Company drew down $500,000 in principal amount in March 2011.

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

Upon funding of each Advance (as defined therein), the Company shall make payments of accrued interest on the unpaid Accreted Principal Amount (as defined therein) of each promissory note. The interest rate applicable to each promissory note shall be 14% per annum and interest payments are due on each March 31, June 30, September 30 and December 31 during the term of the Credit Agreement, commencing March 31, 2011. The Company may prepay any Advance in connection with the consummation of a Liquidity Event (as defined therein) or at any time subsequent to December 21, 2012.

In addition, as consideration for entering into the Credit Agreement, on December 21, 2010, the Company issued to the Lender a ten-year warrant to purchase certain shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Warrant”). The Warrant is immediately exercisable for 881,331 shares of Common Stock (the “Initial Warrant Shares”) with the remaining shares of Common Stock representing 1% of the Fully Diluted Shares (as defined therein) as of the Conditional Warrant Exercise Date (as defined therein) (the “Conditional Warrant Shares”) becoming exercisable July 1, 2012 if the Company has achieved certain milestones related to the Company’s product development or financial growth. The Warrant is accounted for as an equity instrument. The fair value of the Initial Warrant of $723,541 will be recorded as debt issuance costs and amortized on a straight-line basis over the stated term of the Credit Agreement which is five years. Amortization expense of $40,000 was recognized for the three months ended March 31, 2011. The Company anticipates amortization expense to be approximately $160,000 for the years 2012 to 2016. On December 21, 2010, the fair value of the Conditional Warrant is not considered to be material. The fair value of the Conditional Warrant will be recognized as additional expense when and if it becomes exercisable.

In connection with the Financing, the Company entered into two registration rights agreements (the “Registration Rights Agreements”) with the Lender pursuant to which the Company granted the Lender specified registration rights relating to the Initial Warrant Shares and the Conditional Warrant Shares. The Registration Rights Agreements provide that the Company will file “resale” registration statements covering all of the Registrable Shares (as defined therein) within 210 days of the execution of the Registration Rights Agreement for the Initial Warrants Shares and within 210 days of the Conditional Warrant Exercise Date (as defined therein) for the Conditional Warrant Shares, subject to certain limitations. Further, the Company has agreed to pay the Lender specified cash payments as partial liquidated damages in the event the Registration Statements are not filed in a timely manner. The Registration Statement for the Initial Warrants Shares was filed on April 20, 2011, within 210 days of the execution of the Registration Rights Agreement for the Initial Warrants Shares.

The complete statement of the parties’ rights and obligations under the Credit Agreement, the Pledge and Security Agreement, the Warrant and the Registration Rights Agreements is qualified in its entirety by reference to the terms and conditions of such documents which are filed as exhibits to the Company’s Current Report on Form 8-K filed on December 22, 2010.

The Lender is a shareholder of the Company and participated in the private placement described in Note 11 below and previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2010.

9.

Stock Warrants

Stock Warrants activity for the quarters ended March 31, 2011 and 2010 consisted of:

	2011		2010
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning balance	1,498,377	$0.36	262,500	$0.41

Stock warrants granted	-	-	-	-
Stock warrants expired	-	-	-	-
Stock warrants exercised	(262,500)	0.41	-	-

Ending balance	1,235,877	$0.35	262,500	$0.41

In connection with the private placement of the Company’s Common Stock as more fully described in Note 11, the Company granted Common Stock Warrants to purchase 338,182 and 16,364, respectively, to each of its two placement agents for $1.21 per share which expire on December 8, 2015.

In connection with the Credit Agreement with the Lender as more fully described in Note 8, the Company issued a ten-year warrant to purchase 881,331 shares of the Company’s Common Stock for $.01 per share.

In connection with the private placement offering to certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”) on March 13, 2009, the Company granted its placement agent for the Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expires on March 13, 2012. Until stockholder approval of the Offering was obtained, this Common Stock Warrant was exercisable for no more than 88,550 shares. At the Company’s 2009 annual meeting of stockholders held on May 15, 2009, the Company’s stockholders approved the Offering and accordingly, all shares under the warrant became issuable. The fair value of the Common Stock Warrant of approximately $102,000 was determined using the Black Scholes model. The factors used in the calculation are as follows: expected volatility of 66.8%, expected term of 3 years and risk-free interest rate of 1.36%. Expected volatility and risk-free interest rates are based upon the expected life of the warrant. The interest rates used are the yield of a 3-year U.S. Treasury Note as of March 13, 2009. Of this amount, $82,000 was deemed to be attributable to the issuance of debt and was capitalized as debt issuance costs. On December 2, 2009, the Common Stock Warrant was amended to include a partial transfer for 87,500 shares of common stock. On December 2, 2009, the warrant to purchase 87,500 was exercised using the “Cashless Exercise” provision and 51,681 shares of common stock were issued. On February 25, 2011, the warrant to purchase the remaining 262,500 shares of common stock was exercised using the “Cashless Exercise” provision and 200,646 shares of common stock were issued.

10.

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

11.

Private Placement

On December 8, 2010, the Company, consummated the sale of 5,909,087 shares of the Company’s Common Stock to several accredited investors (collectively, the “Investors”), as defined in Rule 501 of Regulation D under the Securities Act at a price of $1.10 per share, or an aggregate of approximately $6,500,000. The sale of Common Stock was conditioned upon Investors purchasing not less than $2,200,000 of Common Stock and the Company may accept subscriptions for not more than $6,600,000 of Common Stock (the “Common Stock Offering”). In connection with the Common Stock Offering, the Company paid a placement agent fee of $90,000 to Maxim Group LLC (“Maxim”) and issued Maxim warrants to purchase 16,364 shares of Common Stock at $1.21 per share (the “Maxim Warrants”). The Company paid a placement agent fee of $560,000 to Sanders Morris Harris Inc. (“SMHI”) and issued SMHI warrants to purchase 338,182 shares of Common Stock at $1.21 per share in the same form of the Maxim Warrants (collectively, with the Maxim Warrants, the “Warrants”) in connection with Maxim’s engagement of SMHI as a selected dealer for the Offering. The Common Stock and the Warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

In connection with the Common Stock Offering, the Company entered into a registration rights agreement, as amended (the “Registration Rights Agreement”) with each of the Investors pursuant to which the Company granted the Investors specified registration rights relating to the Common Stock purchased in the Offering. The Registration Rights Agreement provides that the Company will file a “resale” registration statement (the “Initial Registration Statement”) covering all of the Registrable Shares (as defined therein) within 120 days of the closing of the Offering, subject to certain limitations. Further, the Company has agreed to pay the Investors specified cash payments as partial liquidated damages in the event the Initial Registration Statement is not filed in a timely manner. The Initial Registration Statement was filed on March 29, 2011, within 120 days of the closing of the Offering. The foregoing descriptions of the Registration Rights Agreement and the Warrants are qualified in their entirety by reference thereto, which are filed as Exhibits 10.1 and 4.1, respectively, to the Current Report on Form 8-K filed on December 8, 2010.

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

12.

Changes in Management

On January 11, 2011, Philip S. Forte, the Chief Financial Officer of the Company, resigned from employment with the Company. Joyce Erony, the Company’s Chairwoman of the Board, will act as Acting Chief Financial Officer and as the Company's principal financial officer while the Company conducts a search for a permanent replacement. In connection with Mr. Forte's departure from the Company, the Company entered into a Separation of Employment Agreement and General Release (the "Separation Agreement") dated January 14, 2011 with Mr. Forte. The Separation Agreement provides that the Company shall pay Mr. Forte $125,000 as a separation payment, with such amount to be paid ratably over a 6 month period on each regular payroll payment date during such period. Such costs will be recognized in 2011. Also, in the Separation Agreement, Mr. Forte agreed to provide the Company with a general release, and Mr. Forte agreed to certain restrictive covenants, and reconfirmed his agreement to the confidentiality, non-competition and non-solicitation covenants set forth in his employment agreement with the Company, after the Separation Date. Upon the effective date of his resignation, Mr. Forte retained the 53,328 restricted shares of common stock that were vested and forfeited the 106,672 restricted shares of common stock that were not vested per his Restricted Stock Agreement. Additionally, Mr. Forte had 90 days from January 11, 2011 to exercise his 36,663 vested stock options, and he forfeited 73,337 stock options that were not vested per his Option Agreement. The 36,663 vested stock options were exercised on April 5, 2011. The description of the material terms of the Separation Agreement above is subject to the full terms and conditions of the Separation Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2011.

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

Recent Events

In December 2010, we completed a $6,500,000 private placement for the sale of 5,909,087 shares of the Company’s common stock resulting in net proceeds of approximately $5,696,000 as more fully described in Note 11 to our Consolidated Financial Statements.

In December 2010, we entered into a credit agreement for a $3,000,000 credit facility as more fully described in Note 8 to our Consolidated Financial Statements. To secure payment of amounts financed, we have granted to the lender a security interest in and against, generally, all of our tangible and intangible assets, except intellectual property.

Results of Operations

Three months ended March 31, 2011 compared to March 31, 2010

The Company had a net loss of $1,034,000, or $0.03 per share, for the three months ended March 31, 2011, compared to $1,224,000, or $0.07 per share, in the comparable period for 2010, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2011	2010	$ Change	% Change
Product sales	$1,361	$790	$571	72%
Research and development income	151	23	128	557%
Licensing and royalty income	55	68	(13)	(19)%
Other revenue	7	-	7	100%
Total Revenues	$1,574	$881	$693	79%

The increase in product sales for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to increased annual product sales to the Company’s major customers. The increase in research and development income during the three months ended March 31, 2011 as compared to the same period in 2010 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing and royalty income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

Costs and expenses (in thousands):

	2011	2010	$ Change	% Change
Cost of sales	$1,241	$1,004	$237	24%
Selling, general and administrative	933	907	26	3%
Product development and research	379	195	184	94%
Totals costs and expenditures	$2,553	$2,106	$447	21%

Cost of sales increased for the three months ended March 31, 2011 as a result of the increase in product sales. Cost of sales as a percent of product sales can vary depending on product mix. Cost of sales as a percentage of product sales was 91% for the three month period ended March 31, 2011 as compared to 127% for the comparable period in 2010. The decrease in the cost of sales percentage was primarily due to the increased product sales for the three months ended March 31, 2011, which allowed the Company to absorb more of its overhead costs.

Selling, general and administrative expenses for the three month period ended March 31, 2011 increased as compared to the same period in 2010 as a result of the severance arrangement of $132,000 for our former Chief Financial Officer as per his separation agreement, an increase of $56,000 in employees’ compensation payable in stock, an increase of $14,000 in professional fees and an increase of $6,000 in board of directors fees, offset by a decrease of $163,000 in salaries and related costs, a decrease of $9,000 in expense from the issuance of stock options and a decrease of $9,000 in commissions.

As the Company continued to create its pharmaceutical foundation, transitioning from a contract manufacturer to a generic topical pharmaceutical company, product development and research expenses for the three months ended March 31, 2011 increased as compared to the same period for 2010 as follows. Salaries and related costs increased $123,000 due to establishing a fully staffed Quality Analytical Department, supplies and outside testing increased by $70,000, offset by a decrease of $20,000 in consulting and a decrease of $8,000 in the expense from the issuance of stock options.

Interest (Expense) Income (in thousands):

	2011	2010	$ Change	% Change
Interest Income	$ (6)	$ (1)	$ 5	500%
Interest Expense	$61	$ -	$61	100%

Interest income increased for the three months ended March 31, 2011 as compared to the same period in 2010 due to higher cash balances in 2011. Interest expense increased for the three months ended March 31, 2011 as compared to the same period in 2010 due to amortization of debt issuance costs of $40,000 for the three months ended March 31, 2011 as more fully described in Note 8 above and the fact that $500,000 of the Notes Payable – Related Party (See Note 8) was drawn down during the three months ended March 31, 2011 and there was no debt outstanding during the three months ended March 31, 2010.

Net loss (in thousands, except per share numbers):

	2011	2010	$ Change	% Change
Net loss	$(1,034)	$(1,224)	$(190)	(16)%
Net loss per share	(.03)	(.07)	(.04)	(57)%

The decrease in net loss for the three months ended March 31, 2011 as compared to the same period in 2010 is due to the increase in Revenues notes above, offset by the increases in Costs and expenses also noted above.

Liquidity and Capital Resources

The Company's operating activities used $933,000 of cash during the three months ended March 31, 2011 compared to $1,075,000 used in the comparable period of 2010. The use of cash for both the three months ended March 31, 2011 and 2010 was substantially a result of the net loss for each period.

The Company’s investing activities used $49,000 of cash in the three months ended March 31, 2011 compared to $104,000 of cash used in investing activities in the first three months of 2010. The funds used for the period ended March 31, 2011 were for additional equipment and improvements for the packaging and filing lines and additional equipment and related services for the analytical area, and the funds used for the period ended March 31, 2010 were for additional equipment and related services for the analytical area.

The Company's financing activities provided $506,000 of cash in the three months ended March 31, 2011 compared to $1,517,000 provided in the three months ended March 31, 2010. The cash provided for the three month period ended March 31, 2011 was mainly the proceeds from the draw down of the Note Payable – Related Party as more fully described in Note 8 to the Company’s Consolidated Financial Statements. The cash provided for the three month period ended March 31, 2010 was the proceeds of the Series C Convertible Preferred Stock financing.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $4,640,000 at March 31, 2011 and future cash from operations. The Company had working capital of $5,930,000 at March 31, 2011.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources including the recently completed line of credit and private placement detailed in Notes 8 and 11 will be sufficient to support our current business plan beyond May 2012.

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

Please refer to the Company’s Form 10-K for the year ended December 31, 2010 for a complete list of all Critical Accounting Policies and Estimates. See also Note 3 to the Company’s Consolidated Financial Statements.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Acting Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial and Accounting Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective.

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

ITEM 1A.  Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed.

Risks Related to Our Business

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Two of our customers accounted for 56% of our revenue for the three months ended March 31, 2011 and four of our customers accounted for 70% of our revenue for the three months ended March 31, 2010. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last eight years, and no net income has been available to common stockholders during each of these years. As of March 31, 2011, our stockholders’ equity was $9.4 million and we had an accumulated deficit of $38 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the three months ended March 31, 2011, the average daily trading volume of our Common Stock on the NYSE Amex was approximately 6,200 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our common stock could be delisted and our stock price could suffer.

On May 6, 2008, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our 2003 through 2010 fiscal years. Our stockholders’ equity at March 31, 2011 was $9.4 million.

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

10.1

Separation of Employment Agreement and General Release dated January 14, 2011 between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed January 18, 2011).

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

IGI Laboratories, Inc.

Date: May 16, 2011	By:	/s/ Charles E. Moore
Charles E. Moore President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Joyce Erony
Joyce Erony Acting Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.