Form 10-Q
period 2011-06-30
IGI LABORATORIES, INC
filed 2011-08-15
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☑      No  [  ]

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

The number of shares outstanding of the issuer's common stock is 41,463,836 shares, net of treasury stock, as of August 3, 2011.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$ 1,724	$ 1,493	$ 3,085	$ 2,283
Research and development income	268	160	420	183
Licensing and royalty income	22	91	76	158
Other revenue	10	-	17	-
Total revenues	2,024	1,744	3,598	2,624

Cost and expenses:
Cost of sales	1,393	1,562	2,634	2,473
Selling, general and administrative expenses	758	814	1,691	1,722
Product development and research expenses	752	368	1,131	655
Total costs and expenses	2,903	2,744	5,456	4,850
Operating loss	(879)	(1,000)	(1,858)	(2,226)
Interest income (expense) and other	(68)	1	(122)	3

Net loss	$ (947)	$ (999)	$(1,980)	$(2,223)

Basic and diluted loss per share	$ (0.02)	$ (0.06)	$ (0.05)	$ (0.13)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and diluted	39,482,968	17,706,215	39,398,497	17,629,259

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30, 2011	December 31, 2010*
ASSETS
Current assets:
Cash and cash equivalents	$ 3,387	$ 5,116
Accounts receivable, less allowance for doubtful accounts of $10 in 2011and 2010	1,352	794
Licensing and royalty income receivable	12	21
Inventories	942	816
Other receivables	9	234
Prepaid expenses	389	190
Total current assets	6,091	7,171
Property, plant and equipment, net	2,691	2,769
Restricted cash, long term	54	54
License fee, net	450	500
Debt issuance costs, net	719	800
Other	57	57
Total assets	$ 10,062	$ 11,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 478	$ 341
Accrued expenses	296	476
Deferred income, current	51	58
Capital lease obligation, current	35	32
Total current liabilities	860	907

Note payable, related party	500	-
Deferred income, long term	27	29
Capital lease obligation, long term	50	68
Total liabilities	1,437	1,004

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, liquidation preference - $500,000 at June 30, 2011 and December 31, 2010	500	500
Series C Convertible Preferred stock, liquidation preference - $1,647,459 at June 30, 2011 and $1,609,027 at December 31, 2010	1,517	1,517
Common stock	415	413
Additional paid-in capital	46,079	45,823
Accumulated deficit	(38,491)	(36,511)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	8,625	10,347
Total liabilities and stockholders' equity	$ 10,062	$ 11,351

The accompanying notes are an integral part of the consolidated financial statements.

* Derived from the audited December 31, 2010 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,980)	$(2,223)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	156	132
Amortization of license fee	50	50
Stock-based compensation expense	185	319
Provision for write down of inventory	90	96
Amortization of debt issuance costs	81	-
Changes in operating assets and liabilities:
Accounts receivable	(558)	(258)
Licensing and royalty income receivable	9	(61)
Inventories	(216)	(378)
Prepaid expenses and other current assets	26	(44)
Accounts payable and accrued expenses	(43)	49
Deferred income	(9)	57
Net cash used in operating activities	(2,209)	(2,261)

Cash flows from investing activities:
Capital expenditures	(78)	(77)
Deposits for capital expenditures	-	(37)
Net cash used in investing activities	(78)	(114)

Cash flows from financing activities:
Proceeds from note payable, related party	500	-
Sale of Series C Convertible preferred stock, net of expenses	-	1,517
Principal payments on capital lease obligation	(15)	(8)
Proceeds from exercise of common stock options	73	-
Net cash provided by financing activities	558	1,509

Net decrease in cash and cash equivalents	(1,729)	(866)
Cash and cash equivalents at beginning of period	5,116	1,124
Cash and cash equivalents at end of period	$ 3,387	$ 258

Supplemental cash flow information:
Cash payments for interest	$ 55	$ 1
Cash payment for taxes	5	2

Non cash investing and financing transactions:
Equipment purchases financed through capital leases	$ -	$ 122
Cashless exercise of warrants	$ 2	$ -
Restricted stock forfeited	$ 1	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2011

(in thousands, except share information)

	Series A Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2010	50	$ 500	1,550	$1,517	41,288,199	$ 413	$ 45,823	$ (36,511)	$(1,395)	$ 10,347

Stock based compensation expense - stock options							72			72
Stock based compensation expense - restricted stock							113			113
Restricted stock forfeited					(106,672)	(1)	1			-
Stock options exercised					81,663	1	72			73
Cashless exercise of warrants					200,646	2	(2)			-
Net loss	-	-	-	-	-	-	-	(1,980)	-	(1,980)

Balance, June 30, 2011 (Unaudited)	50	$ 500	1,550	$1,517	41,463,836	$ 415	$ 46,079	$ (38,491)	$(1,395)	$ 8,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from those audited consolidated financial statements. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2.

Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $3,387,000 at June 30, 2011, the $2,500,000 available on the $3,000,000 credit facility detailed below and cash from operations. The Company sustained a net loss of $1,980,000 for the six months ended June 30, 2011, and had working capital of $5,231,000 at June 30, 2011.

The Company’s business operations have been primarily funded over the past two years through private placements of our capital stock. As described more fully in Notes 8, 10 and 11, we raised an aggregate of $7,213,000 through private placements of equity with accredited investors in 2010 and $5,304,000 in 2009 principally from private equity investors. In 2010, we also entered into a $3,000,000 line of credit agreement. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may be accomplished via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We also have the ability to defer certain product development and other programs, if necessary. We believe that our existing capital resources including the remaining $2,500,000 availability under the recently completed line of credit and private placements detailed below will be sufficient to support our current business plan beyond August 2012.

On December 21, 2010, we entered into a Credit Agreement with Amzak Capital Management, LLC (the “Lender”) pursuant to which the Lender has agreed to extend a $3,000,000 credit facility to the Company. As of June 30, 2011 the outstanding balance on the line of credit was $500,000. To secure payment of the amounts financed under the Credit Agreement, the Company has granted to the Lender a security interest in and against, generally, all of its tangible and intangible assets, except intellectual property, pursuant to that certain Pledge and Security Agreement with the Lender dated December 21, 2010. In addition, the Company has pledged to the Lender its equity interests in IGEN, Inc., one of the Company’s wholly-owned subsidiaries.

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

Loss Per Share

Basic net loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed using the weighted average number of shares of Common Stock and potential dilutive Common Stock equivalents outstanding during the period. Due to the net loss for the six months ended June 30, 2011 and 2010 and the three months ended June 30, 2011 and 2010, the effect of the Company’s potential dilutive Common Stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive Common Stock equivalents include options and warrants to purchase the Company’s Common Stock and the conversion of preferred stock, which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 5,357,015 for 2011 and 20,105,947 for 2010.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended June 30, 2011 and 2010, two of our customers accounted for 56% and one of our customers accounted for 46% of our revenue, respectively. For the six months ended June 30, 2011 and 2010, one of our customers accounted for 43% and two of our customers accounted for 51% of our revenue, respectively. One of these customers is the same for all periods. Accounts receivable related to the Company’s major customer comprised 46% of all accounts receivable as of June 30, 2011. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements for the six months ended June 30, 2011 that have a material impact on the Company’s consolidated financial statements.

4.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at June 30, 2011 and December 31, 2010 consist of:

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 917	$ 759
Work in progress	3	10
Finished goods	22	47
Total	$ 942	$ 816

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

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to the Director Plan. A total of 1,939,798 options have been granted to non-employee directors through June 30, 2011. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009, 20 days after the initial mailing of the Company’s Information Statement on Schedule 14C to its stockholders. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s Common Stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of June 30, 2011, options to purchase 240,000 shares of Common Stock were outstanding under the 2009 Plan and 1,039,000 shares of restricted stock had been granted under the 2009 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the six months ended June 30, 2011

Expected volatility	61.5% - 61.9%
Expected term (in years)	3.2 years
Risk-free rate	1.20%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of June 30, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of 1/1/2011	1,298,516	$1.09
Issued	145,000	$1.69
Exercised	(81,663)	$0.91
Forfeited	(113,337)	$1.02
Expired	(15,000)	$0.80
Outstanding as of 6/30/2011	1,233,516	$1.17

Exercisable as of 6/30/2011	1,083,516	$1.10

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the six months ended June 30, 2011 was $0.73 per share.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2011:

Outstanding: Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.50	$1.00	307,500	$0.71	6.11
$1.01	$1.50	694,000	$1.25	5.85
$1.51	$2.25	232,016	$1.64	7.80
Total		1,233,516	$1.19	6.28

Exercisable: Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price
$0.50	$1.00	307,500	$0.71
$1.01	$1.50	694,000	$1.25
$1.51	$2.25	82,016	$1.59
Total		1,083,516	$1.12

As of June 30, 2011, the intrinsic value of the options outstanding is $131,225 and the intrinsic value of the options exercisable is $131,225. The total intrinsic value of the options exercised during the six months ended June 30, 2011 was $13,250. As of June 30, 2011, there was approximately $52,400 of total unrecognized compensation cost that will be recognized through December 2011 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized approximately $56,500 and $90,500 of compensation expense during the three months ended June 30, 2011 and 2010, respectively, and approximately $113,000 and $189,000 of compensation expense during the six months ended June 30, 2011 and 2010, respectively, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At June 30, 2011, the Company had approximately $370,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from July 2011 through April 2013.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2011	939,000	$ 0.71

Changes during the period:
Shares granted	-	-
Shares vested	(313,000)	0.71
Shares forfeited	-	-

Non-vested balance at June 30, 2011	626,000	$ 0.71

6.

Income Taxes

As a result of the Company’s history of continuing tax losses, the Company does not have a current tax provision and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at June 30, 2011 and no significant changes are expected in the next twelve months. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

There was no accrued interest related to unrecognized tax benefits at June 30, 2011.

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

7.

License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for a licensing fee paid of $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $50,000 related to this agreement for each of the six month periods ended June 30, 2011 and 2010.

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

Under the Credit Agreement the Company has agreed to certain covenants customarily found in such agreements including, but not limited to, a covenant prohibiting the Company from entering into a merger or acquisition of the Company without the prior consent of the Lender if any advances remain outstanding and a covenant requiring the Company to maintain a certain loan to collateral ratio. The Company is in compliance with these covenants. Upon the breach of a covenant, without cure, the Lender will have certain remedies customarily found in such agreements including, but not limited to, the ability to cause all of the loans outstanding to be immediately due and payable and to terminate the Credit Agreement.

Upon funding of each Advance (as defined in the Credit Agreement), the Company shall make payments of accrued interest on the unpaid Accreted Principal Amount (as defined in the Credit Agreement) of each promissory note. The interest rate applicable to each promissory note shall be 14% per annum and interest payments are due on each March 31, June 30, September 30 and December 31 during the term of the Credit Agreement, commencing March 31, 2011. The Company may prepay any Advance in connection with the consummation of a Liquidity Event (as defined therein) or at any time subsequent to December 21, 2012.

In addition, as consideration for entering into the Credit Agreement, on December 21, 2010, the Company issued to the Lender a ten-year warrant to purchase certain shares of Common Stock, at an exercise price of $0.01 per share (the “Warrant”). The Warrant is immediately exercisable for 881,331 shares of Common Stock (the “Initial Warrant Shares”) with the remaining shares of Common Stock representing 1% of the Fully Diluted Shares (as defined therein), and approximately 448,500 shares based upon the capitalization table at June 30, 2011, as of the Conditional Warrant Exercise Date (as defined therein) (the “Conditional Warrant Shares”) becoming exercisable July 1, 2012 if the Company has achieved certain milestones related to the Company’s product development or financial growth. The Warrant is accounted for as an equity instrument. The fair value of the Initial Warrant of $723,541 will be recorded as debt issuance costs and amortized on a straight-line basis over the stated term of the Credit Agreement which is five years. Amortization expense of $40,000 and $80,000 was recognized for the three months and the six months ended June 30, 2011. The Company anticipates amortization expense to be approximately $160,000 annually for the years 2012 to 2016. The fair value of the Conditional Warrant will be recognized as additional expense when and if it becomes exercisable.

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

Stock Warrants activity for the six months ended June 30, 2011 and 2010 consisted of:

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

10.

Convertible Preferred Stock – 2010 Offering

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore each share of Series C Preferred Stock is convertible into shares of Common Stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of Common Stock on the date of issuance of the Series C Convertible Preferred Stock).

11.

Private Placement

On December 8, 2010, the Company, consummated the sale of 5,909,087 shares of the Company’s Common Stock to several accredited investors (collectively, the “Investors”), as defined in Rule 501 of Regulation D under the Securities Act at a price of $1.10 per share, or an aggregate of approximately $6,500,000. The sale of Common Stock was conditioned upon the Investors purchasing not less than $2,200,000 of Common Stock and the Company could not accept subscriptions for more than $6,600,000 of Common Stock (the “Common Stock Offering”). In connection with the Common Stock Offering, the Company paid a placement agent fee of $90,000 to Maxim Group LLC (“Maxim”) and issued Maxim warrants to purchase 16,364 shares of Common Stock at $1.21 per share (the “Maxim Warrants”). The Company paid a placement agent fee of $560,000 to Sanders Morris Harris Inc. (“SMHI”) and issued SMHI warrants to purchase 338,182 shares of Common Stock at $1.21 per share in the same form of the Maxim Warrants (collectively, with the Maxim Warrants, the “Warrants”) in connection with Maxim’s engagement of SMHI as a selected dealer for the Offering. The Common Stock and the Warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

12.

Changes in Management

On January 11, 2011, Philip S. Forte, the Chief Financial Officer of the Company, resigned from employment with the Company. Joyce Erony, the Company’s Chairwoman of the Board, will act as Acting Chief Financial Officer and as the Company's principal financial officer. In connection with Mr. Forte's departure from the Company, the Company entered into a Separation of Employment Agreement and General Release (the "Separation Agreement") dated January 14, 2011 with Mr. Forte. The Separation Agreement provides that the Company shall pay Mr. Forte $125,000 as a separation payment, with such amount to be paid ratably over a 6 month period on each regular payroll payment date during such period. Such costs will be recognized in 2011. Also, in the Separation Agreement, Mr. Forte agreed to provide the Company with a general release, and Mr. Forte agreed to certain restrictive covenants, and reconfirmed his agreement to the confidentiality, non-competition and non-solicitation covenants set forth in his employment agreement with the Company, after the Separation Date. Upon the effective date of his resignation, Mr. Forte retained the 53,328 restricted shares of Common Stock that were vested and forfeited the 106,672 restricted shares of Common Stock that were not vested per his Restricted Stock Agreement. Additionally, Mr. Forte had 90 days from January 11, 2011 to exercise his 36,663 vested stock options, and he forfeited 73,337 stock options that were not vested per his Option Agreement. The 36,663 vested stock options were exercised on April 5, 2011. The description of the material terms of the Separation Agreement above is subject to the full terms and conditions of the Separation Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2011.

13.

Subsequent Event

On July 15, 2011, the Company announced that it has named Jenniffer Collins as its new Chief Financial Officer, effective July 21, 2011. Joyce Erony will continue to serve as the Company’s Acting Principal Financial and Accounting Officer until August 15, 2011. Under the terms of her employment agreement, Ms. Collins will receive an annual salary of $210,000. As soon as practicable following the effective date of her employment agreement and subject to the approval of the Board of Directors, Ms. Collins will also receive an option to purchase 225,000 shares of Common Stock, the vesting terms of which are explained below. In addition, Ms. Collins will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Ms. Collins will also be eligible to receive an annual performance bonus for each calendar year during the term of her employment, which may be payable in either, cash, stock options and/or restricted stock. Ms. Collins’ target bonus will be equal to 30% of her base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee. Ms. Collins is also subject to certain restrictive covenants as set forth in her employment agreement, including confidentiality, non-solicitation and non-competition. Ms. Collins’ employment agreement further provides for payments upon certain types of employment termination events as further set forth in her employment agreement.

The above stock option grant will have an exercise price equal to the closing price of Common Stock on the date of grant and will become fully vested over a period of three years as follows: (i) one-third of the stock options shall vest on the first anniversary of the date of the grant; (ii) one-third of the stock options shall vest on the second anniversary of the date of the grant and (iii) one-third of the stock options shall vest on the third anniversary of the date of the grant. In addition, any options that remain unvested immediately prior to a change in control will become vested, provided that the executive remains in continuous service with the Company through the consummation of the change in control.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three months ended June 30, 2011 compared to June 30, 2010

The Company had a net loss of $947,000, or $0.02 per share, for the three months ended June 30, 2011, compared to $999,000, or $0.06 per share, in the comparable period for 2010, which resulted from the following:

Revenues (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2011	2010	$	%
Product sales	$1,724	$1,493	$231	15%
Research and development income	268	160	108	68%
Licensing and royalty income	22	91	(69)	(76)%
Other revenue	10	-	10	100%
Total Revenues	$2,024	$1,744	$280	16%

The increase in product sales for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to increased product sales to the Company’s major customer and sales to two new customers. The increase in research and development income during the three months ended June 30, 2011 as compared to the same period in 2010 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing and royalty income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

Costs and expenses (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Cost of sales	$1,393	$1,562	$(169)	(11)%
Selling, general and administrative	758	814	(56)	(7)%
Product development and research	752	368	384	104%
Totals costs and expenditures	$2,903	$2,744	$ 159	6%

Cost of sales decreased for the three months ended June 30, 2011 as a result of a decrease in the reserves for obsolete and expired inventory as compared to the same period in 2010. Cost of sales as a percentage of product sales was 81% for the three month period ended June 30, 2011 as compared to 105% for the comparable period in 2010. Cost of sales as a percentage of product sales can vary depending on product mix. The decrease in the cost of sales percentage was due to the decrease in the reserves for obsolete and expired inventory and the increased product sales for the three months ended June 30, 2011, which allowed the Company to absorb more of its overhead costs.

Selling, general and administrative expenses for the three month period ended June 30, 2011 decreased as compared to the same period in 2010 as a result of a decrease of $87,000 in salaries and related costs, a decrease of $18,000 in professional fees, a decrease of $24,000 in employees’ compensation payable in stock and a decrease of $21,000 in listing fees, offset by an increase of $46,000 in consulting fees, an increase of $40,000 in recruiting fees and an increase of $20,000 in commissions.

As the Company continued to create its pharmaceutical foundation, transitioning from a contract manufacturer to a generic topical pharmaceutical company, product development and research expenses for the three months ended June 30, 2011 increased by $384,000 as compared to the same period for 2010 as follows. Consistent with our strategy to create our pharmaceutical foundation, we increased spending on clinical studies, outside testing and supplies by $379,000, and increased the headcount in the Quality Analytical Department, which resulted in an increase of $126,000 in salaries and related costs. These increases were partially offset by a decrease of $87,000 in consulting and professional fees, a decrease of $14,000 in recruiting fees and a decrease of $47,000 in compensation payable in stock.

Interest (Income) Expense (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Interest Income	$ (4)	$ (1)	$ 3	300%
Interest Expense	$72	$ -	$72	100%

Interest expense increased for the three months ended June 30, 2011 as compared to the same period in 2010 due to amortization of debt issuance costs of $40,000 for the three months ended June 30, 2011 as more fully described in Note 8 above and the fact that $500,000 of the Notes Payable – Related Party (See Note 8) was outstanding for the entire three months ended June 30, 2011 and there was no debt outstanding during the three months ended June 30, 2010.

Net loss (in thousands, except per share numbers):

	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Net loss	$(947)	$(999)	$(52)	(5)%
Net loss per share	(.02)	(.06)	(.04)	(67)%

The decrease in net loss for the three months ended June 30, 2011 as compared to the same period in 2010 is due to the increase in Revenues notes above, offset by the increases in Costs and expenses and Interest Expense also noted above.

Six months ended June 30, 2011 compared to June 30, 2010

The Company had a net loss of $1,980,000, or $0.05 per share, for the six months ended June 30, 2011, compared to $2,223,000, or $0.13 per share, in the comparable period for 2010, which resulted from the following:

Revenues (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2011	2010	$	%
Product sales	$3,085	$2,283	$802	35%
Research and development income	420	183	237	130%
Licensing and royalty income	76	158	(82)	(52)%
Other revenue	17	-	17	100%
Total Revenues	$3,598	$2,624	$974	37%

The increase in product sales for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to increased product sales to the Company’s major customer and product sales to three new customers. The increase in research and development income during the period ended June 30, 2011 as compared to the same period in 2010 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing and royalty income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

Costs and expenses (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Cost of sales	$2,634	$2,473	$ 161	7%
Selling, general and administrative	1,691	1,722	(31)	(2)%
Product development and research	1,131	655	476	73%
Totals costs and expenditures	$5,456	$4,850	$ 606	12%

Cost of sales decreased for the six months ended June 30, 2011 as a result of a decrease in the reserves for obsolete and expired inventory as compared to the same period in 2010. Cost of sales as a percentage of product sales was 85% for the six month period ended June 30, 2011 as compared to 108% for the comparable period in 2010. Cost of sales as a percentage of product sales can vary depending on product mix. The decrease in the cost of sales percentage was due to the decrease in the reserves for obsolete and expired inventory and the increased product sales for the six months ended June 30, 2011, which allowed the Company to absorb more of its overhead costs.

Selling, general and administrative expenses for the six month period ended June 30, 2011 decreased as compared to the same period in 2010 due to a decrease of $122,000 in employees’ compensation payable in stock, a decrease in travel related expenses of $40,000 and a decrease of $21,000 in listing fees, offset by an increase in consulting fees of $54,000, an increase in recruiting fees of $40,000, an increase of $25,000 in salaries and related expenses, an increase in shows and exhibits of $14,000, an increase of $11,000 in commissions and an increase in professional fees of $10,000.

As the Company continued to create its pharmaceutical foundation, transitioning from a contract manufacturer to a generic topical pharmaceutical company, product development and research expenses for the six months ended June 30, 2011 increased by $476,000 as compared to the same period for 2010 as follows. Consistent with our strategy to create our pharmaceutical foundation, we increased spending on clinical studies, outside testing and supplies by $448,000, and increased the headcount in the Quality Analytical Department, which resulted in an increase of $110,000 in salaries and related costs. These increases were partially offset by a decrease in consulting and professional fees of $8,000, a decrease in recruiting fees of $14,000 and a decrease in compensation payable in stock of $55,000.

Interest (Income) Expense and Other Income (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Interest Income	$ (11)	$ (2)	$ 9	450%
Interest Expense	$135	$ 1	$134	13400%
Other Income	$ (2)	$ -	$ 2	100%

Interest income increased for the six months ended June 30, 2011 as compared to the same period in 2010 due to higher cash balances in 2011. Interest expense increased for the six months ended June 30, 2011 as compared to the same period in 2010 due to amortization of debt issuance costs of $80,000 for the six months ended June 30, 2011 as more fully described in Note 8 above and the fact that $500,000 of the Notes Payable – Related Party (See Note 8) was drawn down in March 2011, and there was no debt outstanding during the six months ended June 30, 2010.

Net loss (in thousands, except per share numbers):

	Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Net loss	$(1,980)	$(2,223)	$(243)	(11)%
Net loss per share	(.05)	(.13)	(.08)	(62)%

The decrease in net loss for the six months ended June 30, 2011 as compared to the same period in 2010 is due to the increase in Revenues notes above, offset by the increases in Costs and expenses and Interest Expense also noted above.

Liquidity and Capital Resources

The Company's operating activities used $2,209,000 of cash during the six months ended June 30, 2011 compared to $2,261,000 used in the comparable period of 2010. The use of cash for both the six months ended June 30, 2011 and 2010 was substantially a result of the net loss for each period, which included costs related to product development and research of $1.1 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively.

The Company’s investing activities used $78,000 of cash in the six months ended June 30, 2011 compared to $114,000 of cash used in investing activities in the first six months of 2010. The funds used for the periods ended June 30, 2011 and 2010 were for additional equipment and improvements for the compounding area, packaging and filing lines and additional equipment and related services for the analytical area.

The Company's financing activities provided $558,000 of cash in the six months ended June 30, 2011 compared to $1,509,000 provided in the six months ended June 30, 2010. The cash provided for the six month period ended June 30, 2011 was mainly the proceeds from the draw down of the Note Payable – Related Party as more fully described in Note 8 to the Company’s Consolidated Financial Statements. The cash provided for the six month period ended June 30, 2010 was from the proceeds of the Series C Convertible Preferred Stock financing.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $3,387,000 at June 30, 2011 and future cash from operations. The Company had working capital of $5,231,000 at June 30, 2011.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources including the remaining $2,500,000 availability under the recently completed line of credit and private placement detailed in Notes 8 and 11 will be sufficient to support our current business plan beyond August 2012.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Acting Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial and Accounting Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during our second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings.

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

We depend on a limited number of customers for a large portion of our revenue. For the three months ended June 30, 2011 and 2010, two of our customers accounted for 56% and one of our customers accounted for 46% of our revenue, respectively. For the six months ended June 30, 2011 and 2010, one of our customers accounted for 43% and two of our customers accounted for 51% of our revenue, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last eight years, and no net income has been available to common stockholders during each of these years. As of June 30, 2011, our stockholders’ equity was $8.6 million and we had an accumulated deficit of $38 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our Common Stock are relatively illiquid which may affect the trading price of our Common Stock.

For the six months ended June 30, 2011, the average daily trading volume of our Common Stock on the NYSE Amex was approximately 11,300 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our Common Stock could be delisted and our stock price could suffer.

On May 6, 2008, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our 2003 through 2010 fiscal years. Our stockholders’ equity at June 30, 2011 was $8.6 million.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  (Removed and Reserved).

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description

10.1#

Employment Agreement dated July 14, 2011 between IGI Laboratories, Inc. and Jenniffer Collins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2011).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File

#

Indicates management contract or compensatory plan.

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI Laboratories, Inc.

Date: August 15, 2011	By:	/s/ Charles E. Moore
Charles E. Moore President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Joyce Erony
Joyce Erony Acting Chief Financial Officer*

*

Although the registrant appointed a new Chief Financial Officer effective July 21, 2011, the registrant’s Acting Chief Financial Officer is performing the function of the principal financial and accounting officer on the filing date of this report.

Exhibit Index

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File