Form 10-Q
period 2011-09-30
IGI LABORATORIES, INC
filed 2011-11-14
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer's common stock is 39,498,096 shares, net of treasury stock, as of November 1, 2011.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$ 1,945	$ 1,531	$ 5,030	$ 3,814
Research and development income	119	165	539	348
Licensing and royalty income	23	48	99	206
Other revenue	26	-	43	-
Total revenues	2,113	1,744	5,711	4,368

Cost and expenses:
Cost of sales	1,479	1,286	4,113	3,760
Selling, general and administrative expenses	609	760	2,300	2,482
Product development and research expenses	442	373	1,573	1,027
Total costs and expenses	2,530	2,419	7,986	7,269
Operating loss	(417)	(675)	(2,275)	(2,901)
Interest income (expense) and other	(70)	(4)	(193)	(1)

Net loss	(487)	(679)	(2,468)	(2,902)

Preferred stock dividends	-	(1,284)	-	(1,284)

Net Loss Attributable to Common Stockholders	$ (487)	$(1,963)	$(2,468)	$(4,186)

Basic and diluted loss per share	$ (0.01)	$ (0.08)	$ (0.06)	$ (0.21)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and diluted	39,498,096	24,876,399	39,432,061	20,071,518

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30, 2011	December 31, 2010*
ASSETS
Current assets:
Cash and cash equivalents	$ 2,979	$ 5,116
Accounts receivable, less allowance for doubtful accounts of $10 in 2011 and 2010	1,347	794
Licensing and royalty income receivable	27	21
Inventories	1,147	816
Other receivables	9	234
Prepaid expenses	300	190
Total current assets	5,809	7,171
Property, plant and equipment, net	2,726	2,769
Restricted cash, long term	54	54
License fee, net	425	500
Debt issuance costs, net	679	800
Other	57	57
Total assets	$ 9,750	$ 11,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 405	$ 341
Accrued expenses	307	476
Deferred income, current	213	58
Capital lease obligation, current	36	32
Total current liabilities	961	907

Note payable, related party	500	-
Deferred income, long term	26	29
Capital lease obligation, long term	41	68
Total liabilities	1,528	1,004

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, liquidation preference - $500,000 at September 30, 2011 and December 31, 2010	500	500
Series C Convertible Preferred stock, liquidation preference - $1,666,993 at September 30, 2011 and $1,609,027 at December 31, 2010	1,517	1,517
Common stock	415	413
Additional paid-in capital	46,164	45,823
Accumulated deficit	(38,979)	(36,511)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	8,222	10,347
Total liabilities and stockholders' equity	$ 9,750	$ 11,351

The accompanying notes are an integral part of the consolidated financial statements.

* Derived from the audited December 31, 2010 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,468)	$(2,902)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	235	198
Amortization of license fee	75	75
Stock-based compensation expense	269	450
Provision for write down of inventory	135	-
Amortization of debt issuance costs	121	-
Changes in operating assets and liabilities:
Accounts receivable	(553)	87
Licensing and royalty income receivable	(6)	38
Inventories	(466)	(12)
Prepaid expenses and other current assets	115	(125)
Accounts payable and accrued expenses	(105)	(22)
Deferred income	152	(54)
Net cash used in operating activities	(2,496)	(2,267)

Cash flows from investing activities:
Capital expenditures	(192)	(138)
Deposits for capital expenditures	-	(37)
Net cash used in investing activities	(192)	(175)

Cash flows from financing activities:
Proceeds from note payable, related party	500	-
Sale of Series C Convertible preferred stock, net of expenses	-	1,517
Principal payments on capital lease obligation	(23)	(15)
Proceeds from exercise of common stock options	74	8
Net cash provided by financing activities	551	1,510

Net decrease in cash and cash equivalents	(2,137)	(932)
Cash and cash equivalents at beginning of period	5,116	1,124
Cash and cash equivalents at end of period	$ 2,979	$ 192

Supplemental cash flow information:
Cash payments for interest	$ 87	$ 5
Cash payment for taxes	5	-

Non cash investing and financing transactions:
Equipment purchases financed through capital leases	$ -	$ 122
Issuance of restricted stock	2	10
Forfeiture of restricted stock	1	(7)
Conversion of Series B-1 Convertible Preferred Stock into Common Stock	-	7,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2011

(in thousands, except share information)

	Series A Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2010	50	$ 500	1,550	$1,517	41,288,199	$ 413	$ 45,823	$ (36,511)	$(1,395)	$ 10,347

Stock based compensation expense - stock options							99			99
Stock based compensation expense - restricted stock							170			170
Restricted stock forfeited					(106,672)	(1)	1			-
Stock options exercised					81,663	1	73			74
Cashless exercise of warrants					200,646	2	(2)			-
Net loss	-	-	-	-	-	-	-	(2,468)	-	(2,468)

Balance, September 30, 2011 (Unaudited)	50	$ 500	1,550	$1,517	41,463,836	$ 415	$ 46,164	$ (38,979)	$(1,395)	$ 8,222

The accompanying notes are an integral part of the condensed consolidated financial statements

.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from those audited consolidated financial statements. Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2.

Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $2,979,000 at September 30, 2011, the $2,500,000 available on the $3,000,000 credit facility detailed below and cash from operations. The Company sustained a net loss of $2,468,000 for the nine months ended September 30, 2011, and had working capital of $4,848,000 at September 30, 2011.

The Company’s business operations have been primarily funded over the past two years through private placements of our capital stock. As described more fully in Notes 8, 10 and 11, we raised an aggregate of $7,213,000 through private placements of equity with accredited investors in 2010 and $5,304,000 in 2009 principally from private equity investors. In 2010, we also entered into a $3,000,000 line of credit agreement. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may be accomplished via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We also have the ability to defer certain product development and other programs, if necessary. We believe that our existing capital resources including the remaining $2,500,000 availability under the recently completed line of credit and private placements detailed below will be sufficient to support our current business plan beyond November 2012.

On December 21, 2010, we entered into a Credit Agreement with Amzak Capital Management, LLC (the “Lender”) pursuant to which the Lender has agreed to extend a $3,000,000 credit facility to the Company. As of September 30, 2011 the outstanding balance on the line of credit was $500,000. To secure payment of the amounts financed under the Credit Agreement, the Company has granted to the Lender a security interest in and against, generally, all of its tangible and intangible assets, except intellectual property, pursuant to that certain Pledge and Security Agreement with the Lender dated December 21, 2010. In addition, the Company has pledged to the Lender its equity interests in IGEN, Inc., one of the Company’s wholly-owned subsidiaries.

On December 8, 2010, we completed the sale of 5,909,087 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), to several accredited investors, as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) at a price of $1.10 per share, or an aggregate of approximately $6,500,000. The Company paid placement agent fees of $650,000 and issued warrants (the “Warrants”) to purchase 354,546 shares of Common Stock at $1.21 per share. The Common Stock and the Warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

Loss Per Share

Basic net loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed using the weighted average number of shares of Common Stock and potential dilutive Common Stock equivalents outstanding during the period. Due to the net loss for the nine months ended September 30, 2011 and 2010 and the three months ended September 30, 2011 and 2010, the effect of the Company’s potential dilutive Common Stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive Common Stock equivalents include options and warrants to purchase the Company’s Common Stock and the conversion of preferred stock, which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 5,375,325 for the nine months ended September 30, 2011 and 4,340,629 for the nine months ended September 30, 2010.

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

Research and Development Income: The Company enters into product development agreements with its customers to perform product development services. Product development revenues are recognized in accordance with the product development agreement upon the completion of each phase of development and when we have no future performance obligations relating to such phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. Payments under these arrangements are generally non-refundable and are reported as deferred until they are recognized as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed. In making such assessments, judgments are required to evaluate contingencies such as potential variances in schedule and the costs, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined. Billings on research and development contracts are typically based upon terms agreed upon by the Company and customer. Such terms are stated in the contracts themselves and do not always align with the revenues recognized by the Company.

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended September 30, 2011 and 2010, four of our customers accounted for 86% and two of our customers accounted for 51% of our revenue, respectively. For the nine months ended September 30, 2011 and 2010, two of our customers accounted for 54% and two of our customers accounted for 50% of our revenue, respectively. One of these customers is the same for all periods. Accounts receivable related to the Company’s major customers comprised 68% of all accounts receivable as of September 30, 2011. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements for the nine months ended September 30, 2011 that have a material impact on the Company’s consolidated financial statements.

4.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at September 30, 2011 and December 31, 2010 consist of:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 1,110	$ 759
Work in progress	13	10
Finished goods	24	47
Total	$ 1,147	$ 816

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

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to the Director Plan. A total of 1,939,798 options have been granted to non-employee directors through September 30, 2011. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009, 20 days after the initial mailing of the Company’s Information Statement on Schedule 14C to its stockholders. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s Common Stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of September 30, 2011, options to purchase 265,000 shares of Common Stock were outstanding under the 2009 Plan and 1,039,000 shares of restricted stock had been granted under the 2009 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the nine months ended September 30, 2011

Expected volatility	61.5% - 61.9%
Expected term (in years)	3.2 years
Risk-free rate	1.20%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of September 30, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,298,516	$1.09
Issued	145,000	$1.69
Exercised	(81,663)	$0.91
Forfeited	(123,337)	$1.02
Expired	(15,000)	$0.80
Outstanding as of September 30, 2011	1,223,516	$1.19

Exercisable as of September 30, 2011	1,073,516	$1.12

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the nine months ended September 30, 2011 was $0.73 per share.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2011:

Outstanding: Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.52	$1.00	307,500	$0.71	5.86
$1.01	$1.50	684,000	$1.25	5.56
$1.51	$1.74	232,016	$1.64	7.54
Total		1,223,516	$1.19	6.01

Exercisable: Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price
$0.52	$1.00	307,500	$0.71
$1.01	$1.50	684,000	$1.25
$1.51	$1.74	82,016	$1.59
Total		1,073,516	$1.12

As of September 30, 2011, the intrinsic value of the options outstanding is $126,050 and the intrinsic value of the options exercisable is $126,050. The total intrinsic value of the options exercised during the nine months ended September 30, 2011 was $13,250. As of September 30, 2011, there was approximately $25,300 of total unrecognized compensation cost that will be recognized through December 2011 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized approximately $56,500 and $72,100 of compensation expense during the three months ended September 30, 2011 and 2010, respectively, and approximately $169,400 and $261,000 of compensation expense during the nine months ended September 30, 2011 and 2010, respectively, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At September 30, 2011, the Company had approximately $313,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from October 2011 through April 2013.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2011	939,000	$ 0.71

Changes during the period:
Shares granted	-	-
Shares vested	(313,000)	0.71
Shares forfeited	-	-

Non-vested balance at September 30, 2011	626,000	$ 0.71

6.

Income Taxes

As a result of the Company’s history of continuing tax losses, the Company does not have a current tax provision and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at September 30, 2011 and no significant changes are expected in the next twelve months. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

There was no accrued interest related to unrecognized tax benefits at September 30, 2011.

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

7.

License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for a licensing fee paid of $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $75,000 related to this agreement for each of the nine month periods ended September 30, 2011 and 2010.

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

Under the Credit Agreement the Company has agreed to certain covenants customarily found in such agreements including, but not limited to, a covenant prohibiting the Company from entering into a merger or acquisition of the Company without the prior consent of the Lender if any advances remain outstanding and a covenant requiring the Company to maintain a certain loan to collateral ratio. The Company is in compliance with these covenants at September 30, 2011. Upon the breach of a covenant, without cure, the Lender will have certain remedies customarily found in such agreements including, but not limited to, the ability to cause all of the loans outstanding to be immediately due and payable and to terminate the Credit Agreement.

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

In addition, as consideration for entering into the Credit Agreement, on December 21, 2010, the Company issued to the Lender a ten-year warrant to purchase certain shares of Common Stock, at an exercise price of $0.01 per share (the “Warrant”). The Warrant is immediately exercisable for 881,331 shares of Common Stock (the “Initial Warrant Shares”) with the remaining shares of Common Stock representing 1% of the Fully Diluted Shares (as defined therein), and approximately 448,700 shares based upon the capitalization table at September 30, 2011, as of the Conditional Warrant Exercise Date (as defined therein) (the “Conditional Warrant Shares”) becoming exercisable July 1, 2012 if the Company has achieved certain milestones related to the Company’s product development or financial growth. The Warrant is accounted for as an equity instrument. The fair value of the Initial Warrant Shares of $723,541 will be recorded as debt issuance costs and amortized on a straight-line basis over the stated term of the Credit Agreement which is five years. Amortization expense of $40,000 and $120,000 was recognized for the three months and the nine months ended September 30, 2011. The Company anticipates amortization expense to be approximately $160,000 annually for the years 2012 to 2016. The fair value of the Conditional Warrant Shares will be recognized as additional expense when and if it becomes exercisable.

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

Stock Warrants activity for the nine months ended September 30, 2011 and 2010 consisted of:

	2011		2010
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning balance	1,498,377	$0.36	262,500	$0.41

Stock warrants granted	-	-	-	-
Stock warrants expired	-	-	-	-
Stock warrants exercised	(262,500)	0.41	-	-

Ending balance	1,235,877	$0.35	262,500	$0.41

In connection with the private placement of the Company’s Common Stock as more fully described in Note 11, the Company granted Common Stock Warrants to purchase 338,182 and 16,364 shares of Company Common Stock, respectively, to each of its two placement agents for $1.21 per share which expire on December 8, 2015.

In connection with the Credit Agreement with the Lender as more fully described in Note 8, the Company issued a ten-year warrant to purchase 881,331 shares of the Company’s Common Stock for $.01 per share.

In connection with the private placement offering to certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”) on March 13, 2009, the Company granted its placement agent for the Offering a Common Stock Warrant to purchase 350,000 shares of Common Stock for $0.41 per share, which expires on March 13, 2012. On December 2, 2009, the Common Stock Warrant was amended to include a partial transfer for 87,500 shares of Common Stock. On December 2, 2009, the warrant to purchase 87,500 was exercised using the “Cashless Exercise” provision and 51,681 shares of Common Stock were issued. On February 25, 2011, the Common Stock Warrant to purchase the remaining 262,500 shares of Common Stock was exercised using the “Cashless Exercise” provision and 200,646 shares of Common Stock were issued.

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

12.

Changes in Management

On January 11, 2011, Philip S. Forte, the Chief Financial Officer of the Company, resigned from employment with the Company. Joyce Erony, the Company’s Chairwoman of the Board, will act as Acting Chief Financial Officer and as the Company's Principal Financial and Accounting Officer until August 15, 2011. In connection with Mr. Forte's departure from the Company, the Company entered into a Separation of Employment Agreement and General Release (the "Separation Agreement") dated January 14, 2011 with Mr. Forte. The Separation Agreement provides that the Company shall pay Mr. Forte $125,000 as a separation payment, with such amount to be paid ratably over a 6 month period on each regular payroll payment date during such period. Such costs will be recognized in 2011. Also, in the Separation Agreement, Mr. Forte agreed to provide the Company with a general release, and Mr. Forte agreed to certain restrictive covenants, and reconfirmed his agreement to the confidentiality, non-competition and non-solicitation covenants set forth in his employment agreement with the Company, after the Separation Date. Upon the effective date of his resignation, Mr. Forte retained the 53,328 restricted shares of Common Stock that were vested and forfeited the 106,672 restricted shares of Common Stock that were not vested per his Restricted Stock Agreement. Additionally, Mr. Forte had 90 days from January 11, 2011 to exercise his 36,663 vested stock options, and he forfeited 73,337 stock options that were not vested per his Option Agreement. The 36,663 vested stock options were exercised on April 5, 2011. The description of the material terms of the Separation Agreement above is subject to the full terms and conditions of the Separation Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2011.

On July 15, 2011, the Company announced that it had named Jenniffer Collins as its new Chief Financial Officer, effective July 21, 2011. Joyce Erony continued to serve as the Company’s Acting Principal Financial and Accounting Officer until August 15, 2011. Under the terms of her employment agreement, Ms. Collins will receive an annual salary of $210,000. As soon as practicable following the effective date of her employment agreement and subject to the approval of the Board of Directors, Ms. Collins will also receive an option to purchase 225,000 shares of Common Stock, the vesting terms of which are explained below. In addition, Ms. Collins will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Ms. Collins will also be eligible to receive an annual performance bonus for each calendar year during the term of her employment, which may be payable in either, cash, stock options and/or restricted stock. Ms. Collins’ target bonus will be equal to 30% of her base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee. Ms. Collins is also subject to certain restrictive covenants as set forth in her employment agreement, including confidentiality, non-solicitation and non-competition. Ms. Collins’ employment agreement further provides for payments upon certain types of employment termination events as further set forth in her employment agreement.

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

Results of Operations

Three months ended September 30, 2011 compared to September 30, 2010

The Company had a net loss attributable to common stockholders of $487,000, or $0.01 per share, for the three months ended September 30, 2011, compared to $1,963,000, or $0.08 per share, in the comparable period for 2010, which resulted from the following:

Revenues (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
Components of Revenue:	2011	2010	$	%
Product sales	$1,945	$1,531	$414	27%
Research and development income	119	165	(46)	(28)%
Licensing and royalty income	23	48	(25)	(52)%
Other revenue	26	-	26	100%
Total Revenues	$2,113	$1,744	$369	21%

The increase in product sales for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to increased product sales to two new customers. Research and development income will not be consistent and will vary, from quarter to quarter, depending on the required timeline of each development project. Licensing and royalty income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company will continue to decline.

Costs and expenses (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Cost of sales	$1,479	$1,286	$ 193	15%
Selling, general and administrative	609	760	(151)	(20)%
Product development and research	442	373	69	18%
Totals costs and expenditures	$2,530	$2,419	$ 111	5%

Cost of sales increased for the three months ended September 30, 2011 as a result of the increase in product sales as compared to the same period in 2010. Cost of sales as a percentage of product sales was 76% for the three month period ended September 30, 2011 as compared to 84% for the comparable period in 2010. Cost of sales as a percentage of product sales can vary depending on product mix. The decrease in the cost of sales percentage was due to the increased product sales and the more favorable product mix for the three months ended September 30, 2011, which allowed the Company to absorb more of its overhead costs.

Selling, general and administrative expenses for the three month period ended September 30, 2011 decreased as compared to the same period in 2010 as a result of a decrease of $42,300 in salaries and related costs, a decrease of $34,000 in recruiting fees, a decrease of $32,500 in professional fees, a decrease of $23,300 in travel related expenses, a decrease of $13,700 in commissions, and a decrease of $12,000 in cost of trade shows and exhibits.

As the Company continued to create its pharmaceutical foundation, transitioning from a contract manufacturer to a generic topical pharmaceutical company, product development and research expenses for the three months ended September 30, 2011 increased by $69,000 as compared to the same period for 2010 as follows. Consistent with our strategy to create our pharmaceutical foundation, we increased spending on outside testing and supplies by $61,000, and increased the headcount in the Quality Analytical Department, which resulted in an increase of $21,100 in salaries and related costs. These increases were partially offset by a decrease of $41,600 in compensation payable in stock.

Interest (Income) Expense (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Interest Income	$ (2)	$ (4)	$ (2)	(50)%
Interest Expense	$72	$ -	$72	100%

Interest expense increased for the three months ended September 30, 2011 as compared to the same period in 2010 due to amortization of debt issuance costs of $40,000 and interest expense of $32,000 for the three months ended September 30, 2011 as more fully described in Note 8 above and the fact that $500,000 of the Notes Payable – Related Party (See Note 8) was outstanding for the entire three months ended September 30, 2011 and there was no debt outstanding during the three months ended September 30, 2010.

Net loss Attributable to Common Stockholders (in thousands, except per share numbers):

	Three Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Net loss attributable to common stockholders	$(487)	$(1,963)	$(1,476)	(75)%
Net loss per share	(0.01)	(0.08)	(0.07)	(88)%

The decrease in net loss attributable to common stockholders for the three months ended September 30, 2011 as compared to the same period in 2010 is due to the preferred stock dividends of $1,284,000 in 2010, which did not occur in 2011, offset by the increase in Revenues and the increase in Costs and expenses and Interest Expense noted above.

Nine months ended September 30, 2011 compared to September 30, 2010

The Company had a net loss attributable to common stockholders of $2,468,000, or $0.06 per share, for the nine months ended September 30, 2011, compared to $4,186,000, or $0.21 per share, in the comparable period for 2010, which resulted from the following:

Revenues (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
Components of Revenue:	2011	2010	$	%
Product sales	$5,030	$3,814	$1,216	32%
Research and development income	539	348	191	55%
Licensing and royalty income	99	206	(107)	(52)%
Other revenue	43	-	43	100%
Total Revenues	$5,711	$4,368	$1,343	31%

The increase in product sales for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to increased product sales to the Company’s major customers and product sales to three new customers. The increase in research and development income during the period ended September 30, 2011 as compared to the same period in 2010 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing and royalty income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

Costs and expenses (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Cost of sales	$4,113	$3,760	$ 353	9%
Selling, general and administrative	2,300	2,482	(182)	(7)%
Product development and research	1,573	1,027	546	53%
Totals costs and expenditures	$7,986	$7,269	$ 717	10%

Cost of sales increased for the nine months ended September 30, 2011 as a result of the increase in product sales and a decrease in the reserves for obsolete and expired inventory as compared to the same period in 2010. Cost of sales as a percentage of product sales was 82% for the nine month period ended September 30, 2011 as compared to 99% for the comparable period in 2010. Cost of sales as a percentage of product sales can vary depending on product mix. The decrease in the cost of sales percentage was due to the decrease in the reserves for obsolete and expired inventory and the increased product sales and the more favorable product mix for the nine months ended September 30, 2011, which allowed the Company to absorb more of its overhead costs.

Selling, general and administrative expenses for the nine month period ended September 30, 2011 decreased as compared to the same period in 2010 due to a decrease of $77,000 in employees’ compensation payable in stock, a decrease of $74,000 in salaries and related costs, a decrease of $74,000 in professional fees, a decrease in travel related expenses of $60,700 and a decrease of $21,000 in listing fees, offset by an increase in consulting fees of $105,000 and an increase of $18,800 in board fees.

As the Company continued to create its pharmaceutical foundation, transitioning from a contract manufacturer to a generic topical pharmaceutical company, product development and research expenses for the nine months ended September 30, 2011 increased by $546,000 as compared to the same period for 2010 as follows. Consistent with our strategy to create our pharmaceutical foundation, we increased spending on clinical studies, outside testing and supplies by $501,900, increased the headcount in the Quality Analytical Department, which resulted in an increase of $131,600 in salaries and related costs and increase consulting fees by $20,000. These increases were partially offset by a decrease in a decrease in compensation payable in stock of $96,300 and a decrease in professional fees of $38,000.

Interest (Income) Expense and Other Income (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Interest Income	$ (13)	$ (2)	$ 11	550%
Interest Expense	208	5	203	4060%
Other Income	(2)	(2)	-	-

Interest income increased for the nine months ended September 30, 2011 as compared to the same period in 2010 due to higher cash balances in 2011. Interest expense increased for the nine months ended September 30, 2011 as compared to the same period in 2010 due to amortization of debt issuance costs of $121,000 and interest expense of $79,000 for the nine months ended September 30, 2011 as more fully described in Note 8 above and the fact that $500,000 of the Notes Payable – Related Party (See Note 8) was drawn down in March 2011, and there was no debt outstanding during the nine months ended September 30, 2010.

Net loss Attributable to Common Stockholders (in thousands, except per share numbers):

	Nine Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Net loss attributable to common stockholders	$(2,468)	$(4,186)	$(1,718)	(41)%
Net loss per share	(0.06)	(0.21)	(0.15)	(71)%

The decrease in net loss attributable to common stockholders for the nine months ended September 30, 2011 as compared to the same period in 2010 is due to the preferred stock dividends of $1,284,000 in 2010, which did not occur in 2011 offset by the increase in Revenues and the increase in Costs and expenses and Interest Expense noted above.

Liquidity and Capital Resources

The Company's operating activities used $2,496,000 of cash during the nine months ended September 30, 2011 compared to $2,267,000 used in the comparable period of 2010. The use of cash for both the nine months ended September 30, 2011 and 2010 was substantially a result of the net loss for each period, which included costs related to product development and research of $1.6 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company’s investing activities used $192,000 of cash in the nine months ended September 30, 2011 compared to $175,000 of cash used in investing activities in the first nine months of 2010. The funds used were for building improvements for the period ended September 30, 2011 and additional equipment and improvements for the compounding area, packaging and filing lines and additional equipment and related services for the analytical area in both periods.

The Company's financing activities provided $551,000 of cash in the nine months ended September 30, 2011 compared to $1,510,000 provided in the nine months ended September 30, 2010. The cash provided for the nine month period ended September 30, 2011 was mainly the proceeds from the drawdown of the Note Payable – Related Party as more fully described in Note 8 to the Company’s Consolidated Financial Statements. The cash provided for the nine month period ended September 30, 2010 was from the proceeds of the Series C Convertible Preferred Stock financing.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $2,979,000 at September 30, 2011, the $2,500,000 available on the $3,000,000 credit facility detailed in Note 8 and future cash from operations. The Company had working capital of $4,848,000 at September 30, 2011.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources including the remaining $2,500,000 availability under the recently completed line of credit and private placement detailed in Notes 8 and 11 will be sufficient to support our current business plan beyond November 2012.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We depend on a limited number of customers for a large portion of our revenue. For the three months ended September 30, 2011 and 2010, four of our customers accounted for 86% and two of our customers accounted for 51% of our revenue, respectively. For the nine months ended September 30, 2011 and 2010, two of our customers accounted for 54% and two of our customers accounted for 50% of our revenue, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last eight years, and no net income has been available to common stockholders during each of these years. As of September 30, 2011, our stockholders’ equity was $8.2 million and we had an accumulated deficit of $39 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our Common Stock are relatively illiquid which may affect the trading price of our Common Stock.

For the nine months ended September 30, 2011, the average daily trading volume of our Common Stock on the NYSE Amex was approximately 10,200 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our Common Stock could be delisted and our stock price could suffer.

On May 6, 2008, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our 2003 through 2010 fiscal years. Our stockholders’ equity at September 30, 2011 was $8.2 million.

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

IGI Laboratories, Inc.

Date: November 14, 2011	By:	/s/ Charles E. Moore
Charles E. Moore President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Jenniffer Collins
Jenniffer Collins Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File