Form 10-K
period 2011-12-31
IGI LABORATORIES, INC
filed 2012-03-28
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on June 30, 2011 was approximately $14,070,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NYSE Amex on June 30, 2011.

As of March 21, 2012, there were 39,511,596 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1.

BUSINESS

Overview

IGI Laboratories, Inc. is a Delaware corporation formed in 1977. As used in this report, the terms the “Registrant,” the “Company,” “IGI Laboratories” and “IGI” refer to IGI Laboratories, Inc. unless the context requires otherwise. We develop, manufacture, fill and package topical semi-solid and liquid products for cosmetic, cosmeceutical and pharmaceutical customers. Our products are used for a variety of skin conditions, including the treatment of symptoms of dermatitis, acne, psoriasis and eczema. We are building upon this foundation by filing our own Abbreviated New Drug Applications, or ANDAs, and continuing to expand into the prescription pharmaceutical arena. Our strategy is based upon three initiatives: increasing the current contract services business, developing a portfolio of prescription generic formulations in topical dosage forms and creating unique opportunities around our licensed Novasome® technology. All of our product development and manufacturing is performed at our 23,000 sq.ft. facility in Buena, NJ.

Our Services and Products

We have two major sources of revenue; our contract services business and development of prescription pharmaceutical products. Our expertise is specific to topical formulations; creams, ointments, lotions, gels, and topical liquids. The customer base for our contract services business is comprised of companies engaged in marketing topical preparations to the pharmaceutical, cosmetic, and cosmeceutical markets. Our prescription pharmaceutical development business is focused on in-house development of generic versions of approved topical drug products.

Contract Services Business

Our contract services business includes two services: contract formulation and contract manufacturing. These services are offered to pharmaceutical, over-the-counter (“OTC”), and cosmetic customers. The products include pure cosmetic formulations sold by retail stores directly to the public as well as prescription drug formulations promoted directly to physicians. All contract services products are produced in our customer’s label.

Contract formulation involves developing topical formulations to satisfy a customer’s product request. Our experienced formulators can replicate an existing formula through reverse engineering or develop one from scratch. We offer full support to the products we develop through developing test methods, full analytical services, manufacturing scale-up criteria, validation, and regulatory assistance. Upon completion of our contract formulation projects for a fee, we are often successful in obtaining the contract manufacturing services contract to manufacture the products we helped the customer develop.

Our contract services business provides a consistent and reliable source for product manufacturing to our customers. We offer flexibility in batch sizing and package design, which gives our customer the opportunity to select the appropriate presentation for each product. Our high-speed packaging lines can accommodate a variety of tubes, bottles, pumps, and jars.

We believe that our contract services business will continue to be crucial to our success. The fact that we specialize in dermatologic product forms and offer high-quality formulation capabilities, we believe, sets us apart from others in this competitive market space.

We will continue to seek out strategic partnerships with prestigious companies like The NeoStrata Company, Inc. (NeoStrata) and Medimetriks Pharmaceuticals, Inc. (Medimetriks), as we further establish ourselves in the dermatology marketplace.

Our contract services customers include pharmaceutical companies, for whom we formulate, test and/or manufacture prescription pharmaceutical products and medical devices.

An integral part of our strategy is to partner with leading pharmaceutical and skin care companies. We intend to assist our partners in developing and manufacturing products for sale in the pharmaceutical and OTC markets.

On January 10, 2011, we submitted our second ANDA with the United States Food and Drug Administration (US FDA or FDA). We have successfully integrated the development of ANDA products into our ongoing contract services business.

On October 24, 2011, we were acknowledged as the 23 rd ranked company on Deloitte and Touche’s 2011 Greater Philadelphia Fast 50 Ranking of the 50 Fastest Growing companies.

On November 21, 2011, we announced the submission of two more ANDAs to the US FDA. These submissions were further additions to the development of our portfolio of topical drug products,

On December 8, 2011, we entered into a long term strategic partnership with Medimetriks. This strategic partnership designates us as the developer and manufacturer of a family of prescription topical drug products owned by Medimetriks. In addition, as part of this long term relationship, Medimetriks has appointed us as Medimetriks` authorized generic distributor of certain products in this line. Medimetriks expects to launch its new line of prescription topical brands during the second quarter of 2012. IGI Laboratories is expected to begin the authorized generic distribution of certain of those products shortly thereafter.

On December 22, 2011, we extended our turnkey supply agreement with NeoStrata for three years. Under the extension, we will continue to supply NeoStrata with fully packaged market-ready skin care products that will be available worldwide through consumer outlets, physician’s offices and spas.

On December 29, 2011, we announced the submission of our fifth ANDA with US FDA. The latest submission remains consistent with our portfolio of topical products.

IGI’s Prescription Pharmaceutical Business

We are leveraging our expertise in pharmaceutical formulation and manufacturing to expand our own product offerings. We are focused on developing a portfolio of topical generic drug products via the submission of ANDAs with the US FDA. ANDAs are submitted to the FDA for generic drug products that are bioequivalent versions of innovator brand drug products. ANDA approval by the FDA allows for the interchangeability in the United States of the generic product with the innovator drug, meaning that the generic version may be substituted for the brand product by either a physician or pharmacist when dispensing a prescription.

In September 2010, we filed our first ANDA with the FDA in our own name. We have filed five ANDAs to date, and we have a number of additional product candidates in various stages of development. We continue to anticipate filing four to six ANDAs per year on an ongoing basis, assuming sufficient financial resources to support these product development plans. Our entry into the market is subject to approval of our ANDA applications by the US FDA. The FDA reports that its current average review time is about 30 months and that there is a backlog of more than 2,500 applications. A proposed Generic Drug User Fee program could reduce review times and the backlog.

We believe the topical market to be an attractive one. Topical drugs are defined as those intended for local external application, meaning used on the skin, scalp, eyes, and ears. We believe that this market segment is an attractive niche due to a number of factors, including the aging of the US population. IMS Health reports the US dermatology market at $8.7 billion, with generics representing 25.9%, leaving significant room for growth by generic companies. The market for prescription generic topical products is dominated by a few large marketers. We believe that there is room for IGI to compete in selected product areas.

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

Continue to Expand Relationships with Customers. We have developed strong customer relationships, which we believe provide us with both recurring revenue streams from those customers and opportunities to increase our product offerings to our customers. Revenue from our top two customers has increased 71% over the past two years. We intend to continue to capitalize on our strong customer relationships to increase our contract services revenues.

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

Leverage our Flexible Manufacturing Capabilities. We have an FDA-registered, cGMP-compliant facility that is equipped for manufacturing topical, semi-solid and liquid products. The design and configuration of our manufacturing facility provides flexibility in manufacturing batch sizes from 250 kg up to 4,000 kg. We intend to leverage this flexibility and capacity to increase our contract services business and further advance our generic product development.

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

Our Customers

We have successfully broadened our customer base for our contract services business to increase our revenue growth. Our customers in the contract services business generally consist of pharmaceutical companies as well as cosmetic, cosmeceutical and OTC product marketers who require product development/manufacturing support. Based on product sales in our contract services business, we have two (2) major customers. Major customers are defined as having sales for the latest fiscal year equal to or greater than 10% of that year’s total gross product sales. The loss of any of these customers would have a material adverse effect on us. In 2011, the Company had sales to two customers which individually accounted for more than 10% of the Company’s product sales. These customers had sales of $2,813,000 and $1,106,000, respectively, and aggregately represented 58% of revenues from product sales. In 2010, two customers individually accounted for more than 10% of product sales. These customers had purchases of $2,288,000 and $580,000, in aggregate representing 55% of revenue from product sales.

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

We have been steadily increasing our investment in R&D as we believe that R&D is the future of IGI. We spent $2.1 million and $1.5 million in 2011 and 2010, respectively.

Sales and Marketing

Our sales and marketing activities are currently focused on increasing our contract development and manufacturing activities. We currently have an experienced senior executive leading this effort. We offer our contract manufacturing services directly to our customer base of cosmetic and OTC customers. These products are sold to the public under the brand of our customer.

 The initial group of prescription ANDAs will be marketed to national chain drug stores and drug wholesalers. We are evaluating the timing for launching our own sales force for marketing our own generic pharmaceutical products. Depending on the timing of the approval of our submissions, we may market our new portfolio through our own sales force or we may elect to use carefully-selected established partners. These partners could be responsible for sales and marketing of our manufactured generic products. To date, we have filed five ANDAs with the FDA in our own name.

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

We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA and other authorities, which conduct periodic inspections to ensure that our facilities remain in compliance with cGMP regulations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes comply with cGMP and other FDA regulations. Our last FDA inspections took place in March 2011 and February 2012.

The two most frequently used applications seeking FDA approval to market and sell a drug product in the United States are:

1)

NDA. Generally, the NDA procedure is required for drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA. We do not have any NDAs pending approval with the FDA as of December 31, 2011.

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

FDA policy and its stringent requirements have increased the time and expense involved in obtaining ANDA approvals and in complying with the FDA's cGMP standards. The ANDA approval process takes approximately 18 to 36 months but may at times take even longer.

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

Facility and Operations

Our executive administrative offices are located in Buena, New Jersey, in a 23,000 square foot facility built on 2.8 acres of land in 1995, which we own. This facility is also used for production, product development, marketing and warehousing for our pharmaceutical, cosmeceutical and cosmetic products. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation.

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

Employees

On December 31, 2011, we had a total of 36 full-time employees. In addition, as the need arises, we occasionally utilize short-term, part-time employees who are paid on an hourly basis. We do not have a collective bargaining agreement with our employees and we believe that our employee relations are good.

Recent Developments

On January 10, 2011, we submitted our second ANDA with the US FDA. We have successfully integrated the development of ANDA products into our ongoing contract services business.

On October 24, 2011, we were acknowledged as the 23rd ranked company on Deloitte and Touche’s 2011 Greater Philadelphia Fast 50 Ranking of the 50 Fastest Growing companies.

On November 21, 2011, we announced the submission of two more ANDAs to the US FDA. These submissions were further additions to the development of our portfolio of topical drug products.

On December 8, 2011, we entered into a long term strategic partnership with Medimetriks. This strategic partnership designates us as the developer and manufacturer of a family of prescription topical drug products owned by Medimetriks. In addition, as part of this long term relationship, Medimetriks has appointed us as Medimetriks` authorized generic distributor of certain products in this line. Medimetriks expects to launch its new line of prescription topical brands during the second quarter of 2012. IGI Laboratories is expected to begin the authorized generic distribution of certain of those products shortly thereafter.

On December 22, 2011, we extended our turnkey supply agreement with NeoStrata for three years. Under the extension, we will continue to supply NeoStrata with fully packaged market-ready skin care products that will be available worldwide through consumer outlets, physician’s offices and spas.

On December 29, 2011, we announced the submission of our fifth ANDA with US FDA. The latest submission remains consistent with our portfolio of topical products.

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

Our expenses have exceeded our revenue in each of the last seven years, and no net income has been available to common stockholders during each of these years. As of December 31, 2011, our stockholders’ equity was $7.8 million and we had an accumulated deficit of $39.5 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

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

Operating our business and maintaining our growth efforts will require additional cash outlays and capital expenditures. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our Common Stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of Common Stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business or even stay in business. We currently have $2.5 million available funds under an existing line of credit at December 31, 2011.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. In 2011, the Company had sales to two customers which individually accounted for more than 10% of the Company’s product sales. These customers had sales of $2,813,000 and $1,106,000, respectively, and aggregately represented 58% of revenues from product sales. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

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

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. Two of our facilities are currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $739,000, of which approximately $63,000 remains accrued as of December 31, 2011 for one facility. The remediation and disposal on the second facility was completed in 2011 at a cost of approximately $61,000. The Company received a “No Further Action Letter” from the New Jersey Department of Environmental Protection on May 23, 2011. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation that increases our costs and could prevent us from marketing or selling our products.

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, marketing, advertising and sale of the Company’s products is subject to extensive regulation by one or more U.S agencies, including the FDA, the Federal Trade Commission, and the Consumer Products Safety Commission, as well as by several state and local agencies in localities where the Company’s products are stored, distributed or sold. In addition, the Company manufactures and markets certain of its products in accordance with standards set by organizations, such as the United States Pharmacopeial Conventions (“USP”). The FDA regulates the testing, manufacture, labeling, marketing and sale of pharmaceutical products. Approval by the FDA is generally required before any new drug or the generic equivalent to any previously approved drug may be marketed or sold in the United States. In order to receive approval from the FDA for our product candidates that are generic versions of brand-name drugs, we intend to use the Abbreviated New Drug Application (“ANDA”) process and thus demonstrate to the FDA that each generic product candidate is bioequivalent to a drug previously approved by the FDA through the new drug approval process, known as an innovator, or brand-name reference drug. Bioequivalency may be demonstrated by comparing the generic product to the innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use. However, if the FDA determines that an ANDA for a generic drug product is not adequate to support approval, it could deny our application or request additional information, including preclinical and clinical trials, which could delay approval of the product and impair our ability to compete with other versions of the generic drug product.

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

To compete effectively, we need to develop and maintain a proprietary position with regard to our own technology, products and business. We rely on a combination of patents, trade secrets, proprietary know-how and other intellectual property to protect our proprietary technology and rights. We own nine patents and through a license agreement we have obtained the use of patents relating to the Novasome® technology for specified uses. We also maintain a number of trade secrets, know-how and other intellectual property.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2011 and December 31, 2010, and our management concluded that our disclosure controls and procedures were effective as of such time.

If we fail to achieve and maintain the adequacy of our disclosure controls and procedures and internal control over financial reporting, we may not be able to ensure that we can conclude that we have effective disclosure controls and procedures and internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. Moreover, effective disclosure controls and procedures and internal control over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our Common Stock.

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

For the year ended December 31, 2011, the average daily trading volume of our Common Stock on the NYSE Amex was approximately 16,000 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Our current principal stockholders, directors and executive officers beneficially own approximately 68% of our outstanding capital stock entitled to vote. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our Company and might ultimately affect the market price of our Common Stock.

Our stock price is, and we expect it to remain, volatile and subject to wide fluctuations, which may make difficult for stockholders to sell shares of Common Stock at or above the price for which they were acquired.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During 2011, our stock closed at a low of $0.85 and a high of $1.80. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our Common Stock. These include, but are not limited to:

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

PROPERTIES

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

MINE SAFETY DISCLOSURES

Not Applicable

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

The following table shows the range of high and low prices on the NYSE Amex for the periods indicated:

	High	Low
2011

First quarter	$1.80	$1.50
Second quarter	1.54	0.99
Third quarter	1.15	0.85
Fourth quarter	1.20	0.97

2010

First quarter	$0.83	$0.65
Second quarter	1.14	0.68
Third quarter	1.57	0.99
Fourth quarter	1.90	1.42

The approximate number of holders of record of the Company’s Common Stock at March 21, 2012 was 610 (not including stockholders for whom shares are held in a “nominee” or “street” name).

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

IGI plans to build a prescription pharmaceutical portfolio in the specialty areas of topical dosage forms. This will be accomplished through in-house formulation and development, and submission of ANDAs to the FDA. The entire approval process can take 3-5 years before a product is approved, of which the FDA approval portion is approximately 18 - 36 months. The Company plans to submit multiple ANDAs each year. To date, IGI has submitted five ANDAs. We filed one application in September 2010, January 2011 and December 2011, and we filed two applications in November 2011. All of the submissions are for generic topical prescription drugs.

IGI has exclusive rights for the use of Novasome® technology in topical formulations and intends to pursue collaboration opportunities with established pharmaceutical companies seeking to develop topical products with unique properties. In addition, the Company will explore line extension opportunities through innovative packaging or alternate dosage forms of existing pharmaceutical molecules.

Results of Operations

2011 Compared to 2010

The Company had a net loss of $3,007,000, or $(0.08) per share, in 2011 compared to a net loss attributable to common stockholders of $4,707,000, or $(0.20) per share, in 2010 which resulted from the following:

	For the years ended
Revenues	December 31, 2011	December 31, 2010	$ change	% change
	(in thousands)

Product Sales, net	$ 6,729	$ 5,163	$ 1,566	30%
Research and Development Income	921	666	255	38%
Licensing and Royalty Income	100	248	(148)	(60)%
Other Income	56	17	39	229%

Total Revenues	$ 7,806	$ 6,094	$ 1,712	28%

The increase in product sales for the year ended December 31, 2011 as compared to the same period in 2010 was primarily due to increased annual product sales to the Company’s major customers and product sales to new customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. The increase in research and development income during the year ended December 31, 2011 as compared to the same period in 2010 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing and royalty income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

	For the years ended
Cost of Sales	December 31, 2011	December 31, 2010	$ change	% change
	(in thousands)

Cost of Sales	$ 5,546	$ 4,989	$ 557	11%

Cost of sales increased by approximately $557,000 for the year ended December 31, 2011 as a result of the increase in product sales by 30%. We also had a decrease of approximately $179,000 in the reserves for products that the Company is no longer producing and obsolete and expired inventory for the year ended December 31, 2011. Cost of sales as a percentage of product sales was 82% for the year ended December 31, 2011 as compared to 97% for the year ended December 31, 2010. We expect cost of sales as a percentage of revenue to decline over time.

	For the years ended
Operating Expenses	December 31, 2011	December 31, 2010	$ change	% change
	(in thousands)

Selling General and Administrative Expenses	$ 3,078	$ 3,226	$(148)	(5)%
Product Development and Research Expense	$ 2,151	$ 1,510	$ 641	42%

Selling, general and administrative expenses for the year ended December 31, 2011 decreased as compared to the same period in 2010 due to a decrease of $120,000 in salaries and related costs, a decrease of $69,000 in employees’ compensation payable in stock, a decrease of $115,000 in professional fees, a decrease in travel related expenses of $97,000 and a decrease of $21,000 in listing fees, offset by an increase in consulting fees of $173,000, an increase of $30,000 in recruiting fees, an increase of $23,000 in the expense from the issuance of stock options and an increase of $23,000 in board fees. As we continue to increase our development activities and prepare to market our own products, we would expect operating expenses to increase over time.

As the Company created its pharmaceutical foundation, transitioning from a contract manufacturer to a generic topical pharmaceutical company, product development and research expenses for the year ended December 31, 2011 increased as compared to the same period for 2010 as follows. Consistent with our strategy to create our pharmaceutical foundation, we increased spending on clinical studies, outside testing and supplies by $458,000, increased the headcount in the Quality Analytical Department, which resulted in an increase of $171,000 in salaries and related costs and increased consulting fees by $100,000. These increases were partially offset by a decrease in a decrease in compensation payable in stock of $84,000 and a decrease in professional fees of $38,000.

	For the years ended
Interest income (expense), net	December 31, 2011	December 31, 2010	$ change	% change
	(in thousands)

Interest Income and Other Income, net	$ 17	$ 4	$ 13	325%
Interest Expense	$281	$13	$268	2062%

Interest income increased for the year ended December 31, 2011 as compared to the same period in 2010 due to higher average cash balances in 2011. Interest expense increased for the year ended December 31, 2011 as compared to the same period in 2010 due to amortization of debt issuance costs of $161,000 and interest expense of $110,000 for the year ended December 31, 2011 and the fact that $500,000 of the Notes Payable – Related Party (See Note 6 to our Consolidated Financial Statements) was drawn down in March 2011, and there was no debt outstanding during the year ended December 31, 2010.

	For the years ended
Income Taxes	December 31, 2011	December 31, 2010	$ change	% change
	(in thousands)

Income Taxes	$ 226	$ 217	$ 9	4%

The tax benefit of $226,000 in 2011 and $217,000 in 2010 was the result of a sale of a portion of the Company’s state tax operating loss carry forwards to a third party, pursuant to a program run by the State of New Jersey. There can be no assurance of continuation.

	For the years ended
Net loss attributable to common stockholders	December 31, 2011	December 31, 2010	$ change	% change
	(in thousands, except per share numbers)

Net loss attributable to common stockholders	$(3,007)	$(4,707)	$(1,700)	(36)%
Net loss per share	$ (0.08)	$ (0.20)	$ (0.12)	(60)%

The decrease in net loss attributable to common stockholders for the year ended December 31, 2011 as compared to the same period in 2010 is due to the preferred stock dividends of $1,284,000 in 2010, which did not occur in 2011 offset by the increase in Revenues and the increase in Costs and expenses and Interest Expense noted above.

Liquidity and Capital Resources

The Company’s business operations have been primarily funded over the past three years through private placements of our capital stock. As described more fully in Notes 6, 8, 9 and 10 to our Consolidated Financial Statements, we raised an aggregate of $7,213,000 through private placements of equity with accredited investors in 2010 and $5,304,000 in 2009 principally from private equity investors. In 2010, we also entered into a $3,000,000 line of credit. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources including the recently completed line of credit and private placement detailed below will be sufficient to support our current business plan beyond March 2013.

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

The Company's operating activities used $2,394,000 of cash during the year ended December 31, 2011 compared to $3,013,000 used in the comparable period of 2010. The use of cash for the year ended December 31, 2011 and for the same period of 2010 was substantially a result of the net loss for the period offset by non-cash expense items.

The Company’s investing activities used $350,000 of cash in the year ended December 31, 2011 compared to $195,000 of cash used in investing activities in the comparable period of 2010. The funds used for the year ended December 31, 2011 were for additional equipment and related services for the analytical and production area, and the funds used for the year ended December 31, 2010 were for additional equipment and related services for the analytical area.

The Company's financing activities provided $542,000 of cash in the year ended December 31, 2011 compared to $7,200,000 provided in the year ended December 31, 2010. The cash provided for the year ended December 31, 2011 was mainly the proceeds from the drawdown of the Note Payable – Related Party as more fully described in Note 6 to our Consolidated Financial Statements. The cash provided for the year ended December 31, 2010 was primarily the proceeds of the sale of the Company’s common stock as more fully described in Note 10 to our Consolidated Financial Statements and the Series C Convertible Preferred Stock financing as more fully described in Note 9 to the our Consolidated Financial Statements.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $2,914,000 at December 31, 2011, the $2,500,000 available on the $3,000,000 credit facility detailed in Note 6 and future cash from operations. The Company had working capital of $4,370,000 at December 31, 2011.

Recent Pronouncements

There were no new accounting pronouncements for the twelve months ended December 31, 2011 that have a material impact on the Company’s consolidated financial statements.

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

Environmental Remediation Liability

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its Companion Pet Products manufacturing facility. The Company immediately notified the New Jersey DEP and the local authorities, and hired a contractor to assess the exposure and required clean up costs. The total estimated costs for the clean-up and remediation is $739,000, of which $63,000 remains accrued as of December 31, 2011. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

In response to an observation by the New Jersey DEP of pesticide contamination in a portion of its property located at 105 Lincoln Avenue in Buena, Atlantic County, New Jersey, the Company contracted with an environmental and remediation firm to complete soil delineation of the pesticide contamination, its remediation and disposal. The remediation and disposal was completed in 2011 at a cost of approximately $61,000. The Company received a “No Further Action Letter” from the New Jersey Department of Environmental Protection on May 23, 2011.

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

Off Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including our President and Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A portion of the information required by this item will be contained in the Company's Proxy Statement for the Company's 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement") under the captions "Proposal No. 1 – Election of Directors”, “Structure and Practices of the Board of Directors - Committees of the Board of Directors – Audit Committee”, "Section 16(a) Beneficial Ownership Reporting Compliance", and “Executive Compensation”, which are incorporated herein by this reference.

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

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's 2012 Proxy Statement under the captions ”Executive Compensation”, and “Structure and Practices of the Board of Directors – Director Compensation” and is incorporated herein by this reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A portion of the information required by this item will be contained in the Company's 2012 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2011 relating to the Company’s 1999 Stock Incentive Plan, as amended, the 1999 Director Stock Option Plan, as amended, and the 2009 Equity Incentive Plan, as amended, which comprises all of the equity compensation plans of the Company. The table provides the number of securities to be issued upon the exercise of outstanding options under such plans, the weighted-average exercise price of such outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	1,448,016	$ 1.16	2,970,304
Equity compensation plans not approved by security holders	-(3)	-	-
Total	1,448,016	$ 1.16	2,970,304

(1)

Includes information with respect to the 1999 Stock Incentive Plan, as amended, the 1999 Director Stock Option Plan, as amended and the 2009 Equity Incentive Plan, as amended.

(2)

Includes information with respect to the 1999 Director Stock Option Plan and the 2009 Equity Incentive Plan, as amended. As of December 31, 2011, we had 445,968 shares available for issuance pursuant to the 1999 Director Stock Option Plan, as amended, and 2,524,336 shares available for issuance pursuant to the 2009 Equity Incentive Plan, as amended.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company's 2012 Proxy Statement under the captions “Proposal – 1 Election of Directors – Independence of Directors”, “Structures and Practices of the Board of Directors – Committees of the Board of Directors” and "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s 2012 Proxy Statement under the caption “Relationship with Independent Public Accountants” and is incorporated herein by this reference.

PART IV

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

(b) Exhibits

Exhibit
Number	Description

(3.1)	Amended and Restated Certificate of Incorporation of IGI Laboratories, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 12, 2008).
(3.2)	Amended and Restated Bylaws of IGI Laboratories, Inc., effective May 7, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K, filed May 12, 2008).
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

(10.51)

Credit Agreement dated as of December 21, 2010 by and between IGI Laboratories, Inc. and Amzak Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2010 (the “December 2010 8-K”)

(10.52)

Pledge and Security Agreement dated as of December 21, 2010 by and between IGI Laboratories, Inc. and Amzak Capital Management, LLC (incorporated by reference to Exhibit 10.2 to the December 2010 8-K).

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

(10.55)#

Separation of Employment Agreement and General Release dated January 14, 2011 between IGI Laboratories, Inc. and Philip S. Forte (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed January 18, 2011).

(10.56)#	Employment Agreement dated July 14, 2011 between IGI Laboratories, Inc. and Jenniffer Collins (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 20, 2011).
(10.57)#	Form of Stock Option Award Agreement under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed July 20, 2011).
(21)	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed April 14, 2000).
(23.1)*	Consent of EisnerAmper LLP.
(31.1)*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(101)*

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date:		IGI Laboratories, Inc.

March 28, 2012	By:	/s/ Charles E. Moore
Charles E. Moore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Charles E. Moore	Director, President and Chief Executive Officer	March 28, 2012
Charles E. Moore	(Principal Executive Officer)

/s/ Jenniffer Collins	Chief Financial Officer	March 28, 2012
Jenniffer Collins	(Principal Financial and Accounting Officer)

/s/ Joyce Erony	Director	March 28, 2012
Joyce Erony

/s/ Jane E. Hager	Director	March 28, 2012
Jane E. Hager

/s/ James Gale	Director	March 28, 2012
James Gale

/s/ Michael Hemric	Director	March 28, 2012
Michael Hemric

/s/ Narendra Borkar	Director	March 28, 2012
Narendra Borkar

/s/ Bhaskar Chaudhuri	Director	March 28, 2012
Bhaskar Chaudhuri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IGI Laboratories, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of IGI Laboratories, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IGI Laboratories, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, New Jersey

March 28, 2012

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,914	$5,116
Accounts receivable, less allowance for doubtful accounts of $16
in 2011 and $10 in 2010	1,197	794
Licensing and royalty income receivable	11	21
Inventories	1,195	816
Other receivables	239	234
Prepaid expenses	130	190
Total current assets	5,686	7,171
Property, plant and equipment, net	2,800	2,769
Restricted cash, long term	54	54
License fee, net	400	500
Debt issuance costs, net	639	800
Other	57	57
Total assets	$9,636	$11,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629	$341
Accrued expenses	611	476
Deferred income, current	38	58
Capital lease obligation, current	38	32
Total current liabilities	1,316	907

Note payable, related party	500	-
Deferred income, long term	25	29
Capital lease obligation, long term	30	68
Total liabilities	1,871	1,004

Commitments and contingencies

Stockholders’ equity: Series A Convertible Preferred stock, liquidation preference - $500,000 at December 31, 2011 and December 31, 2010	500	500
Series C Convertible Preferred stock, liquidation preference - $1,686,527 at December 31, 2011 and $1,609,027 at December 31, 2010	1,517	1,517
Common stock	415	413
Additional paid-in capital	46,246	45,823
Accumulated deficit	(39,518)	(36,511)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	7,765	10,347
Total liabilities and stockholders' equity	$9,636	$11,351

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011 and 2010

(in thousands, except shares and per share information)

	2011	2010
Revenues:
Product sales, net	$6,729	$5,163
Research and development income	921	666
Licensing and royalty income	100	248
Other revenue	56	17
Total revenues	7,806	6,094

Costs and Expenses:
Cost of sales	5,546	4,989
Selling, general and administrative expenses	3,078	3,226
Product development and research expenses	2,151	1,510
Total costs and expenses	10,775	9,725
Operating loss	(2,969)	(3,631)
Interest expense	(281)	(10)
Interest and other income, net	17	1
Loss before benefit from income taxes	(3,233)	(3,640)
Benefit from income taxes	226	217

Net loss	(3,007)	(3,423)

Preferred stock dividends	-	(1,284)

Net loss attributable to common stockholders	$(3,007)	$(4,707)

Basic and diluted loss per common share	$(.08)	$(.20)

Weighted average shares of common stock outstanding
Basic and diluted	39,448,706	23,822,167

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

(in thousands)

	2011	2010

Cash flows from operating activities:
Net loss	$(3,007)	$(3,423)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	319	276
Amortization of license fee	100	100
Bad debt expense	6	—
Provision for write down of inventory	180	430
Stock-based compensation expense	351	501
Amortization of debt issuance costs	161	4
Changes in operating assets and liabilities:
Accounts receivable	(409)	(53)
Licensing and royalty income receivable	10	46
Inventories	(559)	(372)
Prepaid expenses and other current assets	55	(291)
Accounts payable and accrued expenses	424	(147)
Deferred income	(25)	(84)
Net cash used in operating activities	(2,394)	(3,013)

Cash flows from investing activities:
Capital expenditures	(350)	(158)
Deposit for capital lease	—	(37)
Net cash used in investing activities	(350)	(195)

Cash flows from financing activities:
Proceeds from note payable, related party	500	—
Sale of common stock, net of expenses	—	5,696
Sale of Series C Convertible Preferred Stock, net of expenses	—	1,517
Proceeds from exercise of common stock options and warrant	74	12
Principal payments on capital lease obligation	(32)	(25)
Net cash provided by financing activities	542	7,200

Net increase (decrease) in cash and cash equivalents	(2,202)	3,992
Cash and cash equivalents at beginning of year	5,116	1,124
Cash and cash equivalents at end of year	$2,914	$5,116

Supplemental cash flow information:
Cash payments for interest	$120	$8
Cash receipt from taxes, net	(226)	(222)

Non cash transactions:
Conversion of Series B-1 Convertible Preferred Stock and accrued dividends into Common Stock	$—	$7,136
Equipment financed through capital lease	—	122
Issuance of common stock warrant related to credit facility	—	723
Issuance of restricted stock	2	10
Forfeiture of restricted stock	(1)	(7)
Debt issuance costs accrued	—	74

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011 and 2010

(in thousands, except share information)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2009	50	$ 500	1,007	$ 5,852	—	$ —	19,302,987	$ 193	$ 31,975	$(31,804)	$(1,395)	$ 5,321

Issuance of preferred stock pursuant to a private placement, net of associated fees of $33					1,550	1,517						1,517
Conversion of Series B-1 Convertible Preferred Stock and accrued dividends of $1,284 into Common Stock			(1,007)	(5,852)			15,692,824	157	6,979	(1,284)		—
Issuance of common stock pursuant to a private placement, net of associated fees of $804							5,909,087	59	5,637			5,696
Issuance of warrant to purchase common stock pursuant to a credit facility									723			723
Stock based compensation expense – stock options									193			193
Stock based compensation expense – restricted stock									308			308
Restricted stock issuance							1,019,000	10	(10)			—
Restricted stock forfeiture							(650,032)	(7)	7			—
Stock options exercised							14,333	1	11			12
Net loss	—	—	—	—	—	—	—	—	—	(3,423)	—	(3,423)

Balance, December 31, 2010	50	$ 500	—	$ —	1,550	$ 1,517	41,288,199	$ 413	$ 45,823	$(36,511)	$(1,395)	$10,347

Stock based compensation expense – stock options									125			125
Stock based compensation expense – restricted stock									226			226
Restricted stock forfeiture							(106,672)	(1)	1			—
Stock options exercised							81,663	1	73			74
Cashless exercise of warrants							200,646	2	(2)			—
Net loss	—	—	—	—	—	—	—	—	—	(3,007)	—	(3,007)

Balance, December 31, 2011	50	$ 500	—	$ —	1,550	$ 1,517	41,463,836	$ 415	$ 46,246	$(39,518)	$(1,395)	$ 7,765

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, notes payable, accounts payable and other accrued liabilities at December 31, 2011 approximate their fair value for all periods presented.

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

In 2011, the Company had sales to two customers which individually accounted for more than 10% of the Company’s product sales. These customers had sales of $2,813,000 and $1,106,000, respectively, and aggregately represented 58% of revenues from product sales. Accounts receivable related to the Company’s major customers comprised 42% of all accounts receivable as of December 31, 2011.

In 2010, the Company had sales to two customers which individually accounted for more than 10% of the Company’s product sales. These customers had sales of $2,288,000 and $579,000, respectively, and aggregately represented 55% of revenues from product sales.

The Company received royalty revenue in 2011 and 2010 from one customer, which accounted for approximately 95% of royalty revenue.

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

Long-Lived Assets

In accordance with the provisions of ASC 360-10-55, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed. As of December 31, 2011, no impairments existed.

Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable. For the fiscal year ended December 31, 2011, the largest component of accrued expenses was accrued payroll of $150,000, accrued directors’ fees of $165,000 and accrued consulting fees of $90,000. For the fiscal year ended December 31, 2010, the largest component of accrued expenses was accrued payroll of $154,000 and accrued legal and audit of $154,000.

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

Stock-Based Compensation

Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions. Stock-based compensation expense is recognized over the vesting period of the grant.

Debt Issuance Costs

Expenses related to debt financing activities are capitalized and amortized over the term of the loan. The Company’s expenses incurred related to the credit facility with Amzak Capital Management, LLC are being amortized to interest expense over the five year term of the credit facility on a straight-line basis.

Product Development and Research

The Company's research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2011 and 2010 were $4,400 and $3,700, respectively.

Shipping and Handling Costs

Costs related to shipping and handling is comprised of outbound freight and the associated labor. These costs are recorded in costs of sales.

Net (Loss) per Common Share

Basic net (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants and the conversion of preferred stock. Due to the net loss for the years ended December 31, 2011 and 2010, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of common shares outstanding and net (loss) per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock and the conversion of preferred stock, which were excluded from the net (loss) per share calculations due to their anti-dilutive effect amounted to 5,628,135 for 2011 and 5,628,817 for 2010.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements for the year ended December 31, 2011 that have a material impact on the Company’s consolidated financial statements.

2.      Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $2,914,000 at December 31, 2011, the $2,500,000 available on the $3,000,000 credit facility detailed below and cash from operations. The Company sustained net losses of $3,007,000 and $3,423,000 for the years ended December 31, 2011 and 2010, respectively, and had working capital of $4,370,000 at December 31, 2011.

The Company’s business operations have been primarily funded over the past three years through private placements of our capital stock. As described more fully in Notes 6, 8, 9 and 10, we raised an aggregate of $7,213,000 through private placements of equity with accredited investors in 2010 and $5,304,000 in 2009 principally from private equity investors. In 2010, we also entered into a $3,000,000 line of credit (See Note 6). As of December 31, 2011 the outstanding balance on the line of credit was $500,000. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may be accomplished this via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We also have the ability to defer certain product development and other programs, if necessary. We believe that our existing capital resources will be sufficient to support our current business plan beyond March 2013.

3.      License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same thru 2015. This payment is being amortized ratably over the ten-year period. For the years ended, December 31, 2011 and 2010, the Company recorded a $100,000 expense in each year related to the amortization of the license. Amortization of this license fee will amount to $100,000 per year for 2012-2015.

4.      Inventories

Inventories as of December 31, 2011 and 2010 consisted of:

	2011	2010
	(in thousands)	(in thousands)

Raw materials	$1,070	$759
Work in progress	16	10
Finished goods	109	47
	$1,195	$816

5.      Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2011 and 2010 consisted of:

	2011	2010
	(in thousands)	(in thousands)

Land	$257	$257
Building and improvements	3,526	3,440
Machinery and equipment	2,900	2,632
Construction in progress	123	127
	6,806	6,456
Less accumulated depreciation	(4,006)	(3,687)

Property, plant and equipment, net	$2,800	$2,769

The Company recorded depreciation expense of $319,000, and $276,000 in 2011 and 2010, respectively.

6.      Note Payable – Related Party

On December 21, 2010, the Company entered into a Credit Agreement with Amzak Capital Management, LLC (the “Lender”) pursuant to which Amzak has agreed to extend a $3,000,000 credit facility to the Company (the “Credit Agreement”). The Company had $500,000 outstanding under the facility at December 31, 2011. The Company drew down $500,000 in principal amount in March 2011.

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

In addition, as consideration for entering into the Credit Agreement, on December 21, 2010, the Company issued to the Lender a ten-year warrant to purchase certain shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Warrant”). The Warrant is immediately exercisable for 881,331 shares of Common Stock (the “Initial Warrant Shares”) with the remaining shares of Common Stock representing 1% of the Fully Diluted Shares (as defined therein) as of the Conditional Warrant Exercise Date (as defined therein) (the “Conditional Warrant Shares”) becoming exercisable July 1, 2012 if the Company has achieved certain milestones related to the Company’s product development or financial growth. The Warrant is accounted for as an equity instrument. The fair value of the initial Warrant of $723,541 will be recorded as debt issuance costs and amortized on a straight-line basis over the stated term of the Credit Agreement which is five years. Amortization expense of $161,000 and $4,000 was recognized for the years ended December 31, 2011 and 2010, respectively. The Company anticipates amortization expense to be approximately $160,000 for the years 2012 to 2016. On December 21, 2010, the fair value of the Conditional Warrant is not considered to be material. The fair value of the Conditional Warrant will be recognized as additional expense when and if it becomes exercisable.

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

The Promissory Notes had a maturity date of July 31, 2009 and an annual interest rate of 5%. On May 15, 2009, the $4,782,600 aggregate principal amount of Promissory Notes issued in the 2009 Offering, together with accrued and unpaid interest, were converted into an aggregate of 803.979 shares of the Company’s Series B-1 Preferred Stock and the Preferred Stock Warrants issued in the 2009 Offering became null and void.

The Company granted its placement agent for the 2009 Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expires on March 13, 2012, as described more fully in Note 12.

In connection with the 2009 Offering, the Company and Pinnacle entered into the Third Amendment to Loan and Security Agreement. Pinnacle agreed to change the terms of repayment such that 50% of the amount borrowed under the line of credit, or $500,000 as of March 31, 2009, would be payable on July 31, 2010 and the remaining balance would be payable on July 31, 2011. On May 15, 2009, the $500,000 principal amount outstanding under the Note Payable was converted into 1,219,512 shares of the Company’s common stock.

Debt discounts and debt issuance costs were amortized using the effective interest method and were fully amortized as of December 31, 2009.

On August 20, 2010, all of the issued and outstanding shares of the Series B-1 Convertible Preferred Stock, as well as accrued dividends of $1,284,000 automatically converted into an aggregate of 15,692,824 shares of the Company’s common stock, in accordance with the terms and conditions set forth in the Certificate of Designation of the Rights and Preferences of Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock (the “Certificate of Designation”).

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

9.      Series C Convertible Preferred Stock – 2010 Offering

On March 29, 2010, the Company completed a $1,550,000 private placement with certain investors, including investment funds affiliated with Signet Healthcare Partners, G.P. and Jane E. Hager (the “Series C Offering”). As part of the Series C Offering, the Company issued 1,550 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $0.01 per share and the holders are entitled to quarterly dividends at an annual rate of 5%, when and if declared by the Board of Directors. Furthermore each share of Series C Convertible Preferred Stock is convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69 (the closing price of the Company’s common stock on the date of issuance of the Series C Convertible Preferred Stock). Liquidation preference is the original cost less fees associated with the transaction plus undeclared dividends of $136,527 and amounted to $1,686,527 at December 31, 2011.

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

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 1,939,798 options have been granted to non-employee directors through December 31, 2011. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009, 20 days after the initial mailing of the Company’s Information Statement on Schedule 14C to its stockholders. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of December 31, 2011, options to purchase 490,000 shares of common stock were outstanding under the 2009 Plan and 1,039,000 shares of restricted stock had been granted under the 2009 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

Assumptions	2011	2010

Dividend yield	0%	0%
Risk free interest rate	0.76%	1.58%
Estimated volatility factor	58%	65%
Expected life	3.2 years	3.2 years

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

Stock option transactions in each of the past two years under the aforementioned plans in total were:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

January 1, 2010 shares issuable
Under option	2,014,177	$ .50-$2.75	$1.12
Granted	135,000	.79 - 1.61	0.97
Exercised	(14,333)	.50 - 1.00	0.79
Expired	(65,000)	1.88 - 2.75	1.95
Forfeited	(771,328)	.50 - 2.75	1.08
December 31, 2010 shares issuable
Under option	1,298,516	.52 - 1.52	1.09
Granted	370,000	1.04 - 1.74	1.29
Exercised	(81,663)	.52 - 1.03	0.91
Expired	(15,000)	.80	0.80
Forfeited	(123,837)	.76 - 1.03	1.02
December 31, 2011 shares issuable
Under option	1,448,016	.55 - 1.74	1.16
Exercisable options at:
December 31, 2011	1,103,016		$1.13
December 31, 2010	1,050,179		$1.12

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ .55 to $1.00	307,000	5.61	$ .71	307,000	$ .71
1.01 to 1.50	909,000	6.47	1.20	684,000	1.25
1.51 to 1.74	232,016	7.29	1.64	112,016	1.59

$ .55 to $1.74	1,448,016	6.42	$1.16	1,103,016	$1.13

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ .50 to $1.00	357,500	5.74	$ .71	252,500	$ .68
1.01 to 1.50	854,000	6.76	1.21	740,663	1.23
1.51 to 2.00	87,016	5.39	1.55	57,016	1.52

$ .50 to $2.00	1,298,516	6.39	$1.09	1,050,179	$1.12

The Company has recorded an aggregate of $125,000 and $193,000 related to its stock option based expenses in cost of sales and selling, general and administrative expenses on the accompanying Statement of Operations for the year ended December 31, 2011 and 2010, respectively.

The aggregate intrinsic value of options outstanding was $130,250 at December 31, 2011 and $761,863 at December 31, 2010. The aggregate intrinsic value of the options exercisable was $15,750 at December 31, 2011 and $591,175 at December 31, 2010. The total intrinsic value of the options exercised during 2011 and 2010 was $13,250 and $8,600, respectively.

A summary of non-vested options at December 31, 2011 and changes during the year ended December 31, 2010 is presented below:

		Weighted Average
	Options	Grant Date Fair Value

Non-vested option at January 1, 2011	248,337	$ 0.49
Granted	370,000	0.29
Vested	(160,000)	0.41
Forfeited	(113,337)	0.56
Non-vested options at December 31, 2011	345,000	$ 0.25

As of December 31, 2011, there was $88,765 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized through December 2014.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $225,803 and $307,488, respectively, of compensation expense during the year ended December 31, 2011 and 2010 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At December 31, 2011, the Company had approximately $257,536 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized through April 2013.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2011	939,000	$ 0.71

Changes during the period:
Shares granted	—	—
Shares vested	(313,000)	0.71
Shares forfeited	—	—

Non-vested balance at December 31, 2011	626,000	$ 0.71

See Note 18 below regarding restricted stock and stock options for Philip S. Forte, the Company’s former Chief Financial Officer, upon his resignation as of January 11, 2011.

12.      Stock Warrants

Stock Warrants as of December 31, 2011 and 2010 consisted of:

	2011		2010
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Beginning balance	1,498,377	$0.36	262,500	$0.41

Stock warrants granted	—		1,235,877	0.35
Stock warrants expired	—		—
Stock warrants exercised	(262,500)	0.41	—

Ending balance	1,235,877	$0.35	1,498,377	$0.36

In connection with the private placement of the Company’s Common Stock as more fully described in Note 10, the Company granted Common Stock Warrants to purchase 338,182 and 16,364, respectively, to each of its two placement agents for $1.21 per share which expire on December 8, 2015.

In connection with the Credit Agreement with Amzak Capital Management, LLC as more fully described in Note 6, on December 21, 2010, the Company issued a ten-year warrant to purchase 881,331 shares of the Company’s Common Stock for $.01 per share.

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

13.      Income Taxes

The (benefit) from income taxes attributable to loss from continuing operations before (benefit) from income taxes for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(in thousands)
Current tax expense (benefit):
Federal	$—	$—
State and local	(226)	(217)
Total current tax expense (benefit)	(226)	(217)
Deferred tax expense
Federal	—	—
State and local	—	—
Total deferred tax expense	—	—
Total expense (benefit) from income taxes	$(226)	$(217)

The Company sold some of its New Jersey operating loss carry forwards in exchange for net proceeds of $231,000 and $222,000 in 2011 and 2010 respectively.

The (benefit) from income taxes differed from the amount of income taxes determined by applying the applicable Federal tax rate (34%) to pretax loss from continuing operations as a result of the following:

	2011	2010
	(in thousands)

Statutory benefit	$(1,097)	$(1,237)
Other non-deductible expenses	1	3
State income taxes, net of valuation allowance	(149)	(143)
Increase in Federal valuation allowance	1,019	1,160
Tax benefits expiring	—	—
	$(226)	$(217)

Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
	(in thousands)	(in thousands)
Current Assets
Allowance for doubtful accounts	$4	$4
Inventory reserve	66	78
Other	91	49
Total Current Assets	161	131

Long Term Assets (Liabilities)
Property, plant and equipment	170	139
Deferred royalty payments	12	14
Tax operating loss carry forwards	9,899	9,069
Tax credit carry forwards	335	335
Non-employee stock options	560	507
Other	(8)	(8)
Total Long Term Assets (Liabilities)	10,968	10,056
Gross Deferred Tax Asset (Liability)	11,129	10,187
Less: valuation allowance	(11,129)	(10,187)
Deferred taxes, net	$—	$—

The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its plan to sell the benefit of certain state net operating loss carry forwards, its expectations for the future, and the expiration dates of the net operating loss carry forwards. The Company has concluded that it is more likely than not that it will be unable to realize the gross deferred tax assets in the immediate future and has established a valuation allowance for all such deferred tax assets. Accordingly, the Company has provided a valuation allowance of $9,899,000 over the years on the deferred tax assets relating to these net operating loss carryforwards.

Operating loss and tax credit carry forwards for tax reporting purposes as of December 31, 2011 were as follows:

(in thousands)

Federal:
Operating losses (expiring through 2031)	$ 28,041
Research tax credits (expiring through 2025)	279
Alternative minimum tax credits (available without expiration)	28
State:
Net operating losses - New Jersey (expiring through 2017)	3,563
Alternative minimum assessment – New Jersey (available without expiration)	29

Federal net operating loss carry forwards that expire through 2030 have significant components expiring in 2020 (24%), 2029 (12%), 2030 (12%) and 2031 (10%).

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

The Company complies with ASC 740-10-25 and there was no effect on the Company’s consolidated financial position and results of operations. Accordingly, there is no interest and penalties recorded on the balance sheet for such reserves. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities for the tax years 2008 to 2011 due to the net loss carry forwards from those years.

14.      Lease Commitments

The Company’s commitments and contingencies consisted of operating leases for equipment of $13,200 for 2012, $11,200 for 2013 and $9,400 for 2014. Rent expense was $66,900 and $68,700 for the years ended December 31, 2011 and 2010, respectively.

15.      Legal and U.S. Regulatory Proceedings

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its former manufacturing facility. The Company immediately notified the New Jersey DEP and the local authorities, and hired a contractor to assess the exposure and required clean up. The total estimated costs for the clean-up and remediation is $739,000, of which approximately $63,000 remains accrued as of December 31, 2011. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

The restricted cash on the Consolidated Balance Sheet of $54,000 as of December 31, 2011 and 2010 represents a restricted escrow account set up on the requirement of the NJ DEP for the soil remediation work. These funds will be released to the Company upon the DEP approval when the remediation is completed.

In response to an observation by the New Jersey DEP of pesticide contamination in a portion of its property located at 105 Lincoln Avenue in Buena, New Jersey, the Company contracted with an environmental and remediation firm to complete soil delineation of the pesticide contamination, its remediation and disposal. The remediation and disposal was completed in 2011 at a cost of approximately $61,000. The Company received a “No Further Action Letter” from the New Jersey Department of Environmental Protection on May 23, 2011.

16.      Employee Benefits

The Company has a 401(k) contribution plan, pursuant to which employees may elect to contribute to the plan, in whole percentages, up to 100% of compensation. Employees’ contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $16,500 for 2011 and 2010, plus a catch-up contribution of up to $5,500 for 2011 and 2010, if a participant qualifies. The Company matches 100% of the first 3% of compensation contributed by participants and 50% of the next 2% of compensation contributed by participants. The Company contribution is in the form of cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $72,000 and $61,000 in 2011 and 2010, respectively.

17.      Related Party Transactions

For a description of the Company’s Credit Agreement with Amzak Capital Management, LLC and the Private Placement with Signet Healthcare Partners, G.P., the related parties, see Notes 6, 8, 9 and 10 above.

18.      Changes in Management

On January 11, 2011, Philip S. Forte, the Chief Financial Officer of the Company, resigned from employment with the Company. Joyce Erony, the Company’s Chairwoman of the Board, acted as Acting Chief Financial Officer and as the Company's Principal Financial and Accounting Officer until August 15, 2011. In connection with Mr. Forte's departure from the Company, the Company entered into a Separation of Employment Agreement and General Release (the "Separation Agreement") dated January 14, 2011 with Mr. Forte. The Separation Agreement provides that the Company shall pay Mr. Forte $125,000 as a separation payment, with such amount to be paid ratably over a 6 month period on each regular payroll payment date during such period. Such costs will be recognized in 2011. Also, in the Separation Agreement, Mr. Forte agreed to provide the Company with a general release, and Mr. Forte agreed to certain restrictive covenants, and reconfirmed his agreement to the confidentiality, non-competition and non-solicitation covenants set forth in his employment agreement with the Company, after the Separation Date. Upon the effective date of his resignation, Mr. Forte retained the 53,328 restricted shares of Common Stock that were vested and forfeited the 106,672 restricted shares of Common Stock that were not vested per his Restricted Stock Agreement. Additionally, Mr. Forte had 90 days from January 11, 2011 to exercise his 36,663 vested stock options, and he forfeited 73,337 stock options that were not vested per his Option Agreement. The 36,663 vested stock options were exercised on April 5, 2011. The description of the material terms of the Separation Agreement above is subject to the full terms and conditions of the Separation Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2011.

On July 15, 2011, the Company announced that it had named Jenniffer Collins as its new Chief Financial Officer, effective July 21, 2011. Joyce Erony continued to serve as the Company’s Acting Principal Financial and Accounting Officer until August 15, 2011. Under the terms of her employment agreement, Ms. Collins will receive an annual salary of $210,000. On December 22, 2011, Ms. Collins also received an option to purchase 225,000 shares of Common Stock, the vesting terms of which are explained below. In addition, Ms. Collins will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Ms. Collins will also be eligible to receive an annual performance bonus for each calendar year during the term of her employment, which may be payable in either, cash, stock options and/or restricted stock. Ms. Collins’ target bonus will be equal to 30% of her base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee. Ms. Collins is also subject to certain restrictive covenants as set forth in her employment agreement, including confidentiality, non-solicitation and non-competition. Ms. Collins’ employment agreement further provides for payments upon certain types of employment termination events as further set forth in her employment agreement.

The above stock option grant has an exercise price equal to the closing price of Common Stock on the date of grant and will become fully vested over a period of three years as follows: (i) one-third of the stock options shall vest on the first anniversary of the date of the grant; (ii) one-third of the stock options shall vest on the second anniversary of the date of the grant and (iii) one-third of the stock options shall vest on the third anniversary of the date of the grant. In addition, any options that remain unvested immediately prior to a change in control will become vested, provided that the executive remains in continuous service with the Company through the consummation of the change in control.

EXHIBIT INDEX

Exhibit
Number	Description

23.1	Consent of EisnerAmper LLP

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.