Form 10-Q
period 2012-03-31
IGI LABORATORIES, INC
filed 2012-05-15
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer's common stock is 39,511,596 shares, net of treasury stock, as of May 8, 2012.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Product sales, net	$1,510	$1,361
Research and development income	308	151
Licensing, royalty and other revenue	14	62
Total revenues	1,832	1,574

Costs and Expenses:
Cost of sales	1,366	1,241
Selling, general and administrative expenses	659	933
Product development and research expenses	471	379
Total costs and expenses	2,496	2,553
Operating loss	(664)	(979)
Interest income (expense), net	(71)	(55)

Net Loss	$(735)	$(1,034)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average shares of common stock outstanding:
Basic and diluted	39,500,559	39,313,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31, 2012	December 31, 2011*
ASSETS
Current assets:
Cash and cash equivalents	$2,188	$2,914
Accounts receivable, less allowance for doubtful accounts of $16 for 2012 and 2011	1,567	1,197
Inventories	1,199	1,195
Other receivables	9	250
Prepaid expenses	252	130
Total current assets	5,215	5,686
Property, plant and equipment, net	2,886	2,800
Restricted cash, long term	54	54
License fee, net	375	400
Debt issuance costs, net	599	639
Other	175	57
Total assets	$9,304	$9,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$833	$629
Accrued expenses	503	611
Deferred income, current	236	38
Capital lease obligation, current	46	38
Total current liabilities	1,618	1,316

Note payable, related party	500	500
Deferred income, long term	23	25
Capital lease obligation, long term	47	30
Total liabilities	2,188	1,871

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, liquidation preference - $500,000 at March 31, 2012 and December 31, 2011	500	500
Series C Convertible Preferred stock, liquidation preference - $1,705,849 at March 31, 2012 and $1,686,527 at December 31, 2011	1,517	1,517
Common stock	415	415
Additional paid-in capital	46,332	46,246
Accumulated deficit	(40,253)	(39,518)
Less treasury stock, 1,965,740 common shares, at cost	(1,395)	(1,395)
Total stockholders’ equity	7,116	7,765
Total liabilities and stockholders' equity	$9,304	$9,636

The accompanying notes are an integral part of the consolidated financial statements.

* Derived from the audited December 31, 2011 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (735)	$(1,034)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	83	77
Amortization of license fee	25	25
Stock-based compensation expense	77	103
Provision for write down of inventory	12	36
Amortization of debt issuance costs	40	40
Changes in operating assets and liabilities:
Accounts receivable	(370)	(312)
Inventories	(16)	(74)
Prepaid expenses and other current assets	120	110
Accounts payable and accrued expenses	97	98
Deferred income	195	(2)
Net cash used in operating activities	(472)	(933)

Cash flows from investing activities:
Capital expenditures	(139)	(49)
Deposits for capital expenditures	(115)	-
Net cash used in investing activities	(254)	(49)

Cash flows from financing activities:
Proceeds from note payable, related party	-	500
Principal payments on capital lease obligation	(9)	(7)
Proceeds from exercise of common stock options	9	13
Net cash provided by financing activities	-	506

Net decrease in cash and cash equivalents	(726)	(476)
Cash and cash equivalents at beginning of period	2,914	5,116
Cash and cash equivalents at end of period	$ 2,188	$ 4,640

Supplemental cash flow information:
Cash payments for interest	$ 19	$ 3
Cash payment for taxes	7	6
Equipment financed through capital lease	30	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2012

(in thousands, except share information)

	Series A Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2011 (Audited)	50	$ 500	1,550	$1,517	41,463,836	$ 415	$ 46,246	$ (39,518)	$(1,395)	$ 7,765

Stock based compensation expense - stock options							20			20
Stock based compensation expense - restricted stock							57			57
Stock options exercised					13,500	-	9			9
Net loss	-	-	-	-	-	-	-	(735)	-	(735)

Balance, March 31, 2012 (Unaudited)	50	$ 500	1,550	$1,517	41,477,336	$ 415	$ 46,332	$ (40,253)	$(1,395)	$ 7,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2011 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

1.

Organization

IGI Laboratories, Inc. is a Delaware corporation formed in 1977. As used in this report, the terms the “Registrant,” the “Company,” “IGI” and “IGI Laboratories” refer to IGI Laboratories, Inc., unless the context requires otherwise. The Company’s office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. IGI develops, manufactures, fills and packages topical semi-solid and liquid products for cosmetic, cosmeceutical and pharmaceutical customers. The Company’s products are used for cosmetic, cosmeceutical and prescription applications for the treatment of symptoms of dermatitis, acne, psoriasis and eczema. The Company is building upon this foundation by filing its own Abbreviated New Drug Applications (“ANDAs”) and continuing to expand into the prescription pharmaceutical arena. The Company’s strategy is based upon three initiatives: increasing the current contract services business, developing a portfolio of generic formulations in topical dosage forms and creating unique opportunities around its licensed Novasome® technology. All of its product development and manufacturing is performed at its 25,000 sq. ft. facility in Buena, NJ.

2.

Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $2,188,000 at March 31, 2012, the $2,500,000 available on the $3,000,000 credit facility detailed below and cash from operations. The Company sustained a net loss of $735,000 for the three months ended March 31, 2012, and had working capital of $3,597,000 at March 31, 2012.

The Company’s business operations have been primarily funded over the past three years through private placements of our capital stock. We raised an aggregate of $7,213,000 through private placements of equity with accredited investors in 2010 and $5,304,000 in 2009 principally from private equity investors. In 2010, we also entered into a $3,000,000 line of credit. As of March 31, 2012, the outstanding balance on the line of credit was $500,000. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may be accomplished via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We also have the ability to defer certain product development and other programs, if necessary. We believe that our existing capital resources will be sufficient to support our current business plan beyond May 2013.

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

Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the three months ended March 31, 2012 and 2011, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock and the conversion of preferred stock, which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 5,797,638 for 2012 and 5,430,675 for 2011.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended March 31, 2012, four of our customers accounted for 90% of our revenue. For the three months ended March 31, 2011, two of our customers accounted for 56% of our revenue. One of these customers is the same for both periods. Accounts receivable related to the Company’s major customers comprised 78% of all accounts receivable as of March 31, 2012. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements for the three months ended March 31, 2012 that have a material impact on the Company’s consolidated financial statements.

4.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at March 31, 2012 and December 31, 2011 consist of:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 1,135	$ 1,070
Work in progress	56	16
Finished goods	8	109
Total	$ 1,199	$ 1,195

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

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 2,049,798 options have been granted to non-employee directors through March 31, 2012 and 410,766 of those have been forfeited through March 31, 2012 and returned to the option pool. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

The 1999 Stock Incentive Plan, as amended (the “1999 Plan”), replaced all previously authorized employee stock option plans, and no additional options may be granted under those plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 3,200,000 shares of common stock. However, pursuant to the terms of the 1999 Plan, no awards may be granted after March 16, 2009. A total of 2,892,500 options, having a maximum term of ten years, has been granted at 100% of the fair market value of the Company's common stock at the time of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from the date of grant.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Equity Incentive Plan to increase the number of shares of common stock available for grant under such plan by adding 2,000,000 shares of common stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of March 31, 2012, options to purchase 550,000 shares of common stock were outstanding under the 2009 Plan and 1,039,000 shares of restricted stock had been granted under the 2009 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the three months ended March 31, 2012

Expected volatility	47.8% - 54.5%
Expected term (in years)	3.2 – 3.3 years
Risk-free rate	0.48%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of March 31, 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2012	1,448,016	$1.16
Issued	170,000	$1.11
Exercised	(13,500)	$0.65
Forfeited	-	-
Expired	(15,000)	$0.65
Outstanding as of March 31, 2012	1,589,516	$1.17

Exercisable as of March 31, 2012	1,194,516	$1.20

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2012 was $0.41.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2012:

Outstanding: Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.55	$1.00	278,500	$0.71	5.91
$1.01	$1.50	1,079,000	$1.19	6.78
$1.51	$1.74	232,016	$1.64	7.04
Total		1,589,516	$1.17	6.67

Exercisable: Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price
$0.55	$1.00	278,500	$0.71
$1.01	$1.50	684,000	$1.25
$1.51	$1.74	232,016	$1.64
Total		1,194,516	$1.20

As of March 31, 2012, the intrinsic value of the options outstanding is $120,220 and the intrinsic value of the options exercisable is $108,970. The total intrinsic value of the options exercised during the three months ended March 31, 2012 was $6,750. As of March 31, 2012, there was approximately $138,000 of total unrecognized compensation cost that will be recognized through March 2015 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $56,500 of compensation expense during each of the three months ended March 31, 2012 and 2011 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At March 31, 2012, the Company had approximately $201,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from April 2012 through April 2013.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2012	626,000	$ 0.71

Changes during the period:
Shares granted	-	-
Shares vested	(126,333)	0.75
Shares forfeited	-	-

Non-vested balance at March 31, 2012	499,667	$ 0.70

6.

Income Taxes

As a result of the Company’s history of continuing tax losses, the Company does not have a current tax provision and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at March 31, 2012 and no significant changes are expected in the next twelve months. The tax years 2007-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

There was no accrued interest related to unrecognized tax benefits at March 31, 2012.

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

7.

License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $25,000 related to this agreement for each of the three month periods ended March 31, 2012 and 2011.

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

In addition, as consideration for entering into the Credit Agreement, on December 21, 2010, the Company issued to the Lender a ten-year warrant to purchase certain shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Warrant”). The Warrant is immediately exercisable for 881,331 shares of Common Stock (the “Initial Warrant Shares”) with the remaining shares of Common Stock representing 1% of the Fully Diluted Shares (as defined therein) as of the Conditional Warrant Exercise Date (as defined therein) (the “Conditional Warrant Shares”) becoming exercisable July 1, 2012 if the Company has achieved certain milestones related to the Company’s product development or financial growth. The Warrant is accounted for as an equity instrument. The fair value of the Initial Warrant of $723,541 will be recorded as debt issuance costs and amortized on a straight-line basis over the stated term of the Credit Agreement which is five years. Amortization expense of $40,000 was recognized for each of the three months ended March 31, 2012 and 2011. The Company anticipates amortization expense to be approximately $160,000 for the years 2012 to 2016. On December 21, 2010, the fair value of the Conditional Warrant was not considered to be material. The fair value of the Conditional Warrant will be recognized as additional expense when and if it becomes exercisable.

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

9.

Stock Warrants

Stock Warrants activity for the quarters ended March 31, 2012 and 2011 consisted of:

	2012		2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Beginning balance	1,235,877	$0.35	1,498,377	$0.36

Stock warrants granted	-	-	-	-
Stock warrants expired	-	-	-	-
Stock warrants exercised	-	-	(262,500)	0.41

Ending balance	1,235,877	$0.35	1,235,877	$0.35

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

10.

Changes in Management

On January 11, 2011, Philip S. Forte, the Chief Financial Officer of the Company, resigned from employment with the Company. Joyce Erony, the Company’s Chairwoman of the Board, acted as Acting Chief Financial Officer and as the Company's principal financial officer while the Company conducted a search for a permanent replacement. On July 15, 2011, the Company announced that it had named Jenniffer Collins as its new Chief Financial Officer, effective July 21, 2011. Joyce Erony continued to serve as the Company’s Acting Principal Financial and Accounting Officer until August 15, 2011. In connection with Mr. Forte's departure from the Company, the Company entered into a Separation of Employment Agreement and General Release (the "Separation Agreement") dated January 14, 2011 with Mr. Forte. The Separation Agreement provided that the Company shall pay Mr. Forte $125,000 as a separation payment, with such amount to be paid ratably over a 6 month period on each regular payroll payment date during such period. Such costs were recognized in 2011. Also, in the Separation Agreement, Mr. Forte agreed to provide the Company with a general release, and Mr. Forte agreed to certain restrictive covenants, and reconfirmed his agreement to the confidentiality, non-competition and non-solicitation covenants set forth in his employment agreement with the Company, after the Separation Date. Upon the effective date of his resignation, Mr. Forte retained the 53,328 restricted shares of common stock that were vested and forfeited the 106,672 restricted shares of common stock that were not vested per his Restricted Stock Agreement. Additionally, Mr. Forte had 90 days from January 11, 2011 to exercise his 36,663 vested stock options, and he forfeited 73,337 stock options that were not vested per his Option Agreement. The 36,663 vested stock options were exercised on April 5, 2011. The description of the material terms of the Separation Agreement above is subject to the full terms and conditions of the Separation Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2011.

11.

Subsequent Events

On April 2, 2012, the Company granted a total of 283,500 options to purchase common stock to the current employees. These options were issued from the 2009 Equity Incentive Plan (see Note 5 Stock Based Compensation above) and had an exercise price of $1.10, the closing price of the Company’s stock on the date of the grant.

On April 25, 2012, Jane E. Hager notified the Company and its Board of Directors of her decision to retire from the Board of Directors and not to stand for re-election at the Company’s 2012 annual meeting of stockholders (the “Annual Meeting”). Ms. Hager will continue to serve as a director until the Annual Meeting to be held on May 22, 2012.

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

The Company has structured its management team to implement this plan. The team brings a wealth of experience in the generic pharmaceutical industry to IGI. IGI’s facilities and manufacturing equipment have been designed to produce topical and liquid products and support the Company’s target prescription dosage forms.

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

IGI plans to build a prescription pharmaceutical portfolio in the specialty areas of topical dosage forms. This will be accomplished through in-house formulation and development, and submission of ANDAs to the FDA. The entire approval process can take 3-5 years before a product is approved, of which the FDA approval portion is approximately 18 - 36 months. The Company’s target is to submit 4-6 ANDAs each year. To date, IGI has submitted five ANDAs. We filed one application in September 2010, January 2011 and December 2011, and we filed two applications in November 2011. All of the submissions are for generic topical prescription drugs.

IGI has exclusive rights for the use of Novasome® technology in topical formulations and intends to pursue collaboration opportunities with established pharmaceutical companies seeking to develop topical products with unique properties. In addition, the Company will explore line extension opportunities through innovative packaging or alternate dosage forms of existing pharmaceutical molecules.

Recent Events

During the first quarter of 2012, the Company entered into supply agreements with two new customers. Both agreements call for the Company to manufacture and package topical pharmaceutical products.

The first agreement was with a brand pharmaceutical company and provides for the site transfer of a well-recognized branded topical drug product to the Company’s facility in Buena, NJ. The Company will be the sole manufacturing and packaging site for the product.

Under the second agreement, the Company will develop generic versions of two topical drug products on behalf of the customer. Upon FDA approval, the Company will manufacture and package the products in the customer’s label.

In February 2012, we successfully completed our first pre-approval inspection with the FDA.

Results of Operations

Three months ended March 31, 2012 compared to March 31, 2011

The Company had a net loss of $735,000, or $0.02 per share, for the three months ended March 31, 2012, compared to $1,034,000, or $0.03 per share, in the comparable period for 2011, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2012	2011	$ Change	% Change
Product sales	$1,510	$1,361	$149	11%
Research and development income	308	151	157	104%
Licensing, royalty and other revenue	14	62	(48)	(77)%
Total Revenues	$1,832	$1,574	$258	16%

The increase in product sales for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to increased annual product sales to the Company’s major customers. The increase in research and development income during the three months ended March 31, 2012 as compared to the same period in 2011 is attributable to new customer relationships and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing and royalty income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

Costs and expenses (in thousands):

	2012	2011	$ Change	% Change
Cost of sales	$1,366	$1,241	$ 125	10%
Selling, general and administrative	659	933	(274)	(29)%
Product development and research	471	379	92	24%
Totals costs and expenditures	$2,496	$2,553	$ (57)	(2)%

Cost of sales increased for the three months ended March 31, 2012 as a result of the increase in product sales. Cost of sales as a percent of product sales can vary depending on product mix. Cost of sales as a percentage of product sales was 90% for the three month period ended March 31, 2012 as compared to 91% for the comparable period in 2011. The slight decrease in the cost of sales percentage was primarily due to the increased product sales for the three months ended March 31, 2012, which allowed the Company to absorb more of its overhead costs.

Selling, general and administrative expenses for the three month period ended March 31, 2012 decreased as compared to the same period in 2011 due to a decrease of $128,000 in salaries and related costs mainly as a result of the severance arrangement for our former Chief Financial Officer as per his separation agreement in 2011, a decrease of $128,500 in professional fees, a decrease of $32,000 in the re-allocation of overhead costs due to the changes in headcount in the departments, a decrease of $25,500 in employees’ compensation payable in stock, a decrease of $8,500 in consulting fees and a decrease of $5,000 in travel related expenses, offset by an increase of $62,000 in recruiting fees.

As the Company continued to create its pharmaceutical foundation, transitioning from a contract manufacturer to a generic topical pharmaceutical company, product development and research expenses for the three months ended March 31, 2012 increased as compared to the same period for 2011 as follows. Salaries and related costs increased $10,500, temporary help increased by $5,700, supplies and outside testing increased by $40,000 due in part to the timing of manufacturing exhibit batches for development projects, consulting fees increased by $20,000, and maintenance expense increased by $6,000.

Interest (Expense) Income (in thousands):

	2012	2011	$ Change	% Change
Interest Income	$ -	$ (6)	$ (6)	(100)%
Interest Expense	$71	$61	$10	16%

Interest expense increased for the three months ended March 31, 2012 as compared to the same period in 2011 due to the fact that $500,000 of the Notes Payable – Related Party (See Note 8) was drawn down in March 2011.

Net loss (in thousands, except per share numbers):

	2012	2011	$ Change	% Change
Net loss	$ (735)	$(1,034)	$ (299)	(29)%
Net loss per share	(0.02)	(0.03)	(0.01)	(33)%

The decrease in net loss for the three months ended March 31, 2012 as compared to the same period in 2011 is due to the increase in revenues and the decrease in costs and expenses noted above, offset by the decrease in interest income and the increase in interest expense also noted above.

Liquidity and Capital Resources

The Company's operating activities used $472,000 of cash during the three months ended March 31, 2012 compared to $933,000 used in the comparable period of 2011. The use of cash for both the three months ended March 31, 2012 and 2011 was substantially a result of the net loss for each period adjusted for non-cash items.

The Company’s investing activities used $254,000 of cash in the three months ended March 31, 2012 compared to $49,000 of cash used in investing activities in the first three months of 2011. The funds used for the period ended March 31, 2012 were for additional equipment and improvements in the compounding area and the funds used March 31, 2011 were for additional equipment and improvements for the packaging and filling lines and additional equipment and related services for the analytical area.

The Company's financing activities provided $0 of cash in the three months ended March 31, 2012 compared to $506,000 provided in the three months ended March 31, 2011. The cash provided for the three month period ended March 31, 2011 was mainly the proceeds of $500,000 from the draw down of the Note Payable – Related Party as more fully described in Note 8 to the Company’s Consolidated Financial Statements.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $2,188,000 at March 31, 2012, the $2,500,000 available on the $3,000,000 credit facility detailed in Note 8 and future cash from operations. The Company had working capital of $3,597,000 at March 31, 2012.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond May 2013.

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

Please refer to the Company’s Form 10-K for the year ended December 31, 2011 for a complete list of all Critical Accounting Policies and Estimates. See also Note 3 to the Company’s Consolidated Financial Statements.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective.

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

ITEM 1A.  Risk Factors

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 have not materially changed.

Risks Related to Our Business

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Four of our customers accounted for 90% of our revenue for the three months ended March 31, 2012 and two of our customers accounted for 56% of our revenue for the three months ended March 31, 2011. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last nine years, and no net income has been available to common stockholders during each of these years. As of March 31, 2012, our stockholders’ equity was $7.1 million and we had an accumulated deficit of $40 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the three months ended March 31, 2012, the average daily trading volume of our Common Stock on the NYSE Amex was approximately 7,600 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our common stock could be delisted and our stock price could suffer.

On May 6, 2008, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our 2003 through 2011 fiscal years. Our stockholders’ equity at March 31, 2012 was $7.1 million.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

N/A

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

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

IGI Laboratories, Inc.

Date: May 15, 2012	By:	/s/ Charles E. Moore
Charles E. Moore President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Jenniffer Collins
Jenniffer Collins Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.