Form 10-Q
period 2012-06-30
IGI LABORATORIES, INC
filed 2012-08-13
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer's common stock is 39,538,096 shares, net of treasury stock, as of August 3, 2012.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Product sales	$ 1,861	$ 1,724	$ 3,371	$ 3,085
Research and development income	564	268	872	420
Licensing, royalty and other income	12	32	26	93
Total revenues	2,437	2,024	4,269	3,598

Cost and expenses:
Cost of sales	1,683	1,393	3,049	2,634
Selling, general and administrative expenses	615	758	1,273	1,691
Product development and research expenses	644	752	1,116	1,131
Total costs and expenses	2,942	2,903	5,438	5,456
Operating loss	(505)	(879)	(1,169)	(1,858)
Interest expense and other, net	(83)	(68)	(154)	(122)

Net loss	$ (588)	$ (947)	$(1,323)	$(1,980)

Basic and diluted loss per share	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.05)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and diluted	39,522,868	39,482,968	39,511,745	39,398,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30, 2012	December 31, 2011*
ASSETS
Current assets:
Cash and cash equivalents	$ 1,651	$ 2,914
Accounts receivable, less allowance for doubtful accounts of $16 as of June 30, 2012 and December 31, 2011	1,579	1,208
Inventories	1,246	1,195
Other receivables	9	239
Prepaid expenses	181	130
Total current assets	4,666	5,686

Property, plant and equipment, net	2,863	2,800
Restricted cash, long term	54	54
License fee, net	350	400
Debt issuance costs, net	558	639
Other	180	57
Total assets	$ 8,671	$ 9,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 740	$ 629
Accrued expenses	658	611
Deferred income, current	39	38
Capital lease obligation, current	37	38
Total current liabilities	1,474	1,316

Note payable, related party	500	500
Deferred income, long term	22	25
Capital lease obligation, long term	43	30
Total liabilities	2,039	1,871

Commitments and contingencies

Stockholders’ equity: Series A Convertible Preferred stock, liquidation preference - $500,000 at June 30, 2012 and December 31, 2011	500	500
Series C Convertible Preferred stock, liquidation preference - $1,725,171 at June 30, 2012 and $1,686,527 at December 31, 2011	1,517	1,517
Common stock	415	415
Additional paid-in capital	46,436	46,246
Accumulated deficit	(40,841)	(39,518)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	6,632	7,765
Total liabilities and stockholders' equity	$ 8,671	$ 9,636

The accompanying notes are an integral part of the consolidated financial statements.

* Derived from the audited December 31, 2011 financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,323)	$(1,980)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	172	156
Amortization of license fee	50	50
Stock-based compensation expense	164	185
Provision for write down of inventory	61	90
Amortization of debt issuance costs	81	81
Loss on abandonment of property	11	-
Changes in operating assets and liabilities:
Accounts receivable	(371)	(549)
Inventories	(112)	(216)
Prepaid expenses and other assets	179	26
Accounts payable and accrued expenses	159	(43)
Deferred income	(2)	(9)
Net cash used in operating activities	(931)	(2,209)

Cash flows from investing activities:
Capital expenditures	(336)	(78)
Net cash used in investing activities	(336)	(78)

Cash flows from financing activities:
Proceeds from note payable, related party	-	500
Principal payments on capital lease obligation	(22)	(15)
Proceeds from exercise of common stock options	26	73
Net cash provided by financing activities	4	558

Net decrease in cash and cash equivalents	(1,263)	(1,729)
Cash and cash equivalents at beginning of period	2,914	5,116
Cash and cash equivalents at end of period	$ 1,651	$ 3,387

Supplemental cash flow information:
Cash payments for interest	$ 64	$ 55
Cash payment for taxes	$ 9	$ 5

Non cash investing and financing transactions:
Equipment purchases financed through capital leases	$ 30	$ -
Cashless exercise of warrants	$ -	$ 2
Restricted stock forfeited	$ -	$ 1

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2012

(in thousands, except share information)

	Series A Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2011 (Audited)	50	$ 500	1,550	$1,517	41,463,836	$ 415	$ 46,246	$ (39,518)	$(1,395)	$ 7,765

Stock based compensation expense - stock options							51			51
Stock based compensation expense - restricted stock							113			113
Stock options exercised					40,000		26			26
Net loss	-	-	-	-	-	-	-	(1,323)	-	(1,323)

Balance, June 30, 2012 (Unaudited)	50	$ 500	1,550	$1,517	41,503,836	$ 415	$ 46,436	$ (40,841)	$(1,395)	$ 6,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2011 has been derived from those audited consolidated financial statements. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

2.

Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $1,651,000 at June 30, 2012, the $2,500,000 available on the $3,000,000 credit facility detailed below and cash from operations. The Company sustained a net loss of $1,323,000 for the six months ended June 30, 2012, and had working capital of $3,192,000 at June 30, 2012.

The Company’s business operations have been primarily funded over the past three years through private placements of our capital stock. In 2010, we also entered into a $3,000,000 line of credit. As of June 30, 2012, the outstanding balance on the line of credit was $500,000. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may be accomplished via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We also have the ability to defer certain product development and other programs, if necessary. We believe that our existing capital resources will be sufficient to support our current business plan beyond August 2013.

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

Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock and the conversion of preferred stock, which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 6,058,641 for 2012 and 5,357,015 for 2011.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended June 30, 2012, five of our customers accounted for 74% of our revenue. For the three months ended June 30, 2011, two of our customers accounted for 56% of our revenue. For the six months ended June 30, 2012 and 2011, three of our customers accounted for 64% and one of our customers accounted for 43% of our revenue, respectively. One of these customers is the same for all periods. Accounts receivable related to the Company’s major customers comprised 90% of all accounts receivable as of June 30, 2012. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements for the six months ended June 30, 2012 that have a material impact on the Company’s consolidated financial statements.

4.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at June 30, 2012 and December 31, 2011 consist of:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 1,184	$ 1,070
Work in progress	49	16
Finished goods	13	109
Total	$ 1,246	$ 1,195

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

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 2,049,798 options have been granted to non-employee directors through June 30, 2012 and 410,766 of those have been forfeited through June 30, 2012 and returned to the option pool. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Equity Incentive Plan to increase the number of shares of common stock available for grant under such plan by adding 2,000,000 shares of common stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of June 30, 2012, options to purchase 839,500 shares of common stock were outstanding under the 2009 Plan and 1,039,000 shares of restricted stock had been granted under the 2009 Plan.

On April 2, 2012, the Company granted a total of 283,500 options to purchase common stock to the current employees. These options were issued from the 2009 Equity Incentive Plan and had an exercise price of $1.10, the closing price of the Company’s stock on the date of the grant.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the six months ended June 30, 2012

Expected volatility	43.5% – 54.5%
Expected term (in years)	3.2 – 3.3 years
Risk-free rate	0.53%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of June 30, 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2012	1,448,016	$1.16
Issued	459,500	$1.10
Exercised	(40,000)	$0.65
Forfeited	(30,000)	$1.18
Expired	(15,000)	$0.65
Outstanding as of June 30, 2012	1,822,516	$1.16

Exercisable as of June 30, 2012	1,138,016	$1.21

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the six months ended June 30, 2012 was $0.38.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2012:

Outstanding: Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.55	$1.00	252,000	$0.72	6.27
$1.01	$1.50	1,338,500	$1.17	7.30
$1.51	$1.74	232,016	$1.64	6.79
Total		1,822,516	$1.16	7.09

Exercisable: Range of Exercise Prices		Stock Options Exercisable	Weighted Average Exercise Price
$0.55	$1.00	252,000	$0.71
$1.01	$1.50	654,000	$1.26
$1.51	$1.74	232,016	$1.64
Total		1,138,016	$1.21

As of June 30, 2012, the intrinsic value of the options outstanding is $78,900 and the intrinsic value of the options exercisable is $78,840. The total intrinsic value of the options exercised during the six months ended June 30, 2012 was $15,200. As of June 30, 2012, there was approximately $214,000 of total unrecognized compensation cost that will be recognized through June 2015 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized approximately $56,500 of compensation expense during each of the three months ended June 30, 2012 and 2011, and approximately $113,000 of compensation expense during the six months ended June 30, 2012 and 2011 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At June 30, 2012, the Company had approximately $145,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from July 2012 through April 2013.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2012	626,000	$ 0.71

Changes during the period:
Shares granted	-	-
Shares vested	(313,000)	0.71
Shares forfeited	-	-

Non-vested balance at June 30, 2012	313,000	$ 0.71

6.

Income Taxes

As a result of the Company’s history of continuing tax losses, the Company does not have a current tax provision and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at June 30, 2012 and no significant changes are expected in the next twelve months. The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

There was no accrued interest related to unrecognized tax benefits at June 30, 2012.

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

7.

License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $25,000 related to this agreement for each of the three month periods ended June 30, 2012 and 2011 and amortization expense of $50,000 related to this agreement for each of the six months ended June 30, 2012 and 2011.

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

Upon funding of each Advance (as defined therein), the Company shall make payments of accrued interest on the unpaid Accreted Principal Amount (as defined therein) of each promissory note. The interest rate applicable to each promissory note shall be 14% per annum and interest payments are due on each March 31, June 30, September 30 and December 31 during the term of the Credit Agreement. The Company may prepay any Advance in connection with the consummation of a Liquidity Event (as defined therein) or at any time subsequent to December 21, 2012. On June 29, 2012, the Credit Agreement was amended to extend the termination of the right to receive advances from June 30, 2012 to August 31, 2012.

In addition, as consideration for entering into the Credit Agreement, on December 21, 2010, the Company issued to the Lender a ten-year warrant to purchase certain shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Warrant”). The Warrant is immediately exercisable for 881,331 shares of Common Stock (the “Initial Warrant Shares”) with the remaining shares of Common Stock representing 1% of the Fully Diluted Shares (as defined therein) as of the Conditional Warrant Exercise Date (as defined therein) (the “Conditional Warrant Shares”) becoming exercisable July 1, 2012 if the Company has achieved certain milestones related to the Company’s product development or financial growth. The Warrant is accounted for as an equity instrument. The fair value of the Initial Warrant of $723,541 will be recorded as debt issuance costs and amortized on a straight-line basis over the stated term of the Credit Agreement which is five years. Amortization expense of $40,000 was recognized for each of the three months ended June 30, 2012 and 2011 and $81,000 for each of the six months ended June 30, 2012 and 2011. The Company anticipates amortization expense to be approximately $160,000 for the years 2012 to 2016. On December 21, 2010, the fair value of the Conditional Warrant was not considered to be material. The Company completed its obligations under certain milestones related to the Company’s product development, and as such the Conditional Warrant will not be exerciseable, and no additional expense was recognized.

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

9.

Stock Warrants

Stock Warrants activity for the quarters ended June 30, 2012 and 2011 consisted of:

	2012		2011
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning balance	1,235,877	$0.35	1,498,377	$0.36

Stock warrants granted	-	-	-	-
Stock warrants expired	-	-	-	-
Stock warrants exercised	-	-	(262,500)	0.41

Ending balance	1,235,877	$0.35	1,235,877	$0.35

In connection with the private placement of the Company’s Common Stock on December 8, 2010, the Company granted Common Stock Warrants to purchase 338,182 and 16,364, respectively, to each of its two placement agents for $1.21 per share which expire on December 8, 2015.

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

10.

Changes in the Board of Directors

On April 25, 2012, Jane E. Hager notified the Company and its Board of Directors of her decision to retire from the Board of Directors and not to stand for re-election at the Company’s 2012 annual meeting of stockholders (the “Annual Meeting”). Ms. Hager continued to serve as a director until the Annual Meeting that was held on May 22, 2012.

11.

Subsequent Events

On July 30, 2012, the Company announced that Jason Grenfell-Gardner has been appointed the Company’s new President and Chief Executive Officer, effective July 30, 2012. Charles E. Moore left his employment with the Company and resigned as a member of the Company’s board of directors (the “Board”), effective July 30, 2012. The Board appointed Mr. Grenfell-Gardner to fill the vacant Board seat created by Mr. Moore’s resignation, effective July 30, 2012.

The Company entered into an employment agreement with Mr. Grenfell-Gardner, effective as of July 30, 2012. Under the terms of such employment agreement, Mr. Grenfell-Gardner will receive an annual salary of $315,000. As soon as practicable following the effective date of his employment agreement and subject to the approval of the Board, Mr. Grenfell-Gardner will also receive an award of 325,000 shares of restricted stock, an option to purchase 975,000 shares of the Company’s common stock (the “Primary Option”) and a supplemental option to purchase 50,000 shares of the Company’s common stock (the “Supplemental Option”), the vesting terms of which are explained below. In addition, Mr. Grenfell-Gardner will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Grenfell-Gardner will also be eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either, cash, stock options and/or restricted stock. Mr. Grenfell-Gardner’s target bonus will be equal to 70% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Board’s Compensation Committee. Mr. Grenfell-Gardner is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Grenfell-Gardner’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

The above referenced stock option grants will have an exercise price equal to the closing price of the Company’s common stock on the date of grant, and the Primary Option and the restricted stock will become fully vested over a period of three years as follows: (i) one-third shall vest on the first anniversary of the date of the grant; (ii) one-third shall vest on the second anniversary of the date of the grant and (iii) one-third shall vest on the third anniversary of the date of the grant. One-half of the shares subject to the Supplemental Option shall become fully vested immediately upon their grant and the remaining one-half of the shares subject to such award shall vest on the first anniversary of the effective date of Mr. Grenfell-Gardner’s employment. In addition, any options or restricted stock that remain unvested immediately prior to a change in control will become vested, provided that the executive remains in continuous service with the Company through the consummation of the change in control.

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

Company Overview

Strategic Overview

IGI is engaged in the formulation, development, manufacture and packaging of topical semi-solid and liquid products for pharmaceutical, cosmeceutical and cosmetic customers. The Company’s strategic plan is to build upon this foundation by expanding into the prescription pharmaceutical arena. This strategy is based upon three initiatives: increasing the current contract manufacturing and contract formulation services business, developing a generic portfolio of formulations in topical dosage forms, and creating unique opportunities around the Company’s licensed Novasome® technology and novel dosage forms.

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

IGI plans to build a prescription pharmaceutical portfolio in the specialty areas of topical dosage forms. This will be accomplished through in-house formulation and development, and submission of ANDAs to the FDA. The entire approval process can take 3-5 years before a product is approved, of which the FDA approval portion is approximately 18 - 36 months, with an average review time currently of 32 months. The Company’s target is to submit 4-6 ANDAs each year. To date, IGI has submitted eight ANDAs. We filed one application in September 2010, January 2011 and December 2011, two applications in November 2011, one application in May 2012 and two applications in June of 2012. All of the submissions are for generic topical prescription drugs.

IGI has exclusive rights for the use of Novasome® technology in topical formulations and intends to pursue collaboration opportunities with established pharmaceutical companies seeking to develop topical products with unique properties. In addition, the Company will explore line extension opportunities through innovative packaging or alternate dosage forms of existing pharmaceutical molecules.

Recent Events

During the first six months of 2012, the Company entered into supply agreements with two new customers. Both agreements call for the Company to manufacture and package topical pharmaceutical products.

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

In February 2012, the Company successfully completed our first pre-approval inspection with the FDA.

During the second quarter of 2012, the Company submitted three additional ANDAs with the US FDA, bringing the total number of the Company’s submissions to date to eight.

Results of Operations

Three months ended June 30, 2012 compared to June 30, 2011

The Company had a net loss of $588,000, or $0.01 per share, for the three months ended June 30, 2012, compared to $947,000, or $0.02 per share, in the comparable period for 2011, which resulted from the following:

Revenues (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2012	2011	$	%
Product sales	$1,861	$1,724	$ 137	8%
Research and development income	564	268	296	110%
Licensing, royalty, and other income	12	32	(20)	(63)%
Total Revenues	$2,437	$2,024	$ 413	20%

The increase in product sales for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to increased product sales to the one of the Company’s major customer. The increase in research and development income during the three months ended June 30, 2012 as compared to the same period in 2011 is attributable to new customer relationships established in the first quarter of 2012 and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing, royalty and other income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

Costs and expenses (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2012	2011	$	%
Cost of sales	$1,683	$1,393	$ 290	21%
Selling, general and administrative	615	758	(143)	(19)%
Product development and research	644	752	(108)	(14)%
Totals costs and expenditures	$2,942	$2,903	$ 39	1%

Cost of sales increased for the three months ended June 30, 2012 as a result of increased product sales as compared to the same period in 2011. Cost of sales as a percentage of revenue was 69% for the three month period ended June 30, 2012 as compared to 69% for the comparable period in 2011. Cost of sales as a percentage of product sales can vary depending on product mix. Cost of sales percentage remained unchanged due to the product mix in both periods, an increase in the reserves for obsolete and expired inventory and partially offset by the increased manufacturing of product for the contract manufacturing and contract formulation business for the three months ended June 30, 2012, which allowed the Company to absorb more of its overhead costs.

Selling, general and administrative expenses for the three month period ended June 30, 2012 decreased by $143,000 as compared to the same period in 2011 as a result of a decrease of $85,000 in professional fees, a decrease of $43,000 in recruiting fees, a decrease of $25,000 in the allocation of overhead costs due to the changes in headcount in the departments as compared to the prior year, a decrease of $19,000 in listing fees, a decrease of $12,000 in expenses related to stockholder meetings and reports and a decrease of $5,000 in compensation payable in stock, offset by an increase of $49,000 in salaries and related expenses.

Product development and research expenses for the three months ended June 30, 2012 decreased by $108,000 as compared to the same period for 2011 as follows. Clinical studies, pilot batch expense and outside testing decreased by $185,000. These decreases were partially offset by an increase of $38,000 in salaries and related costs, an increase of $25,000 in overhead costs related to repairs and maintenance and a change in the allocation of overhead costs due to the changes in headcount in the departments as compared to the prior year.

Interest (Income) Expense (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2012	2011	$	%
Interest Income	$ -	$(4)	$(4)	(100)%
Interest Expense	$72	$72	$ -	0%
Other Expense	$11	$ -	$11	100%

Net loss (in thousands, except per share numbers):

	Three Months Ended June 30,		Increase/(Decrease)
	2012	2011	$	%
Net loss	$(588)	$(947)	$(359)	(38)%
Net loss per share	$ (.01)	$ (.02)	$ (.01)	(50)%

The decrease in net loss for the three months ended June 30, 2012 as compared to the same period in 2011 is due to the increase in revenues notes above and the decrease in costs and expenses also noted above.

Six months ended June 30, 2012 compared to June 30, 2011

The Company had a net loss of $1,323,000, or $0.03 per share, for the six months ended June 30, 2012, compared to $1,980,000, or $0.05 per share, in the comparable period for 2011, which resulted from the following:

Revenues (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2012	2011	$	%
Product sales	$3,371	$3,085	$286	9%
Research and development income	872	420	452	108%
Licensing, royalty and other income	26	93	(67)	(72)%
Total Revenues	$4,269	$3,598	$671	19%

The increase in product sales for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to increased product sales to the one of the Company’s major customer. The increase in research and development income during the three months ended June 30, 2012 as compared to the same period in 2011 is attributable to new customer relationships established in the first quarter of 2012 and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing, royalty and other income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

Costs and expenses (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	$	%
Cost of sales	$3,049	$2,634	$ 415	16%
Selling, general and administrative	1,273	1,691	(418)	(25)%
Product development and research	1,116	1,131	(15)	(1)%
Totals costs and expenditures	$5,438	$5,456	$ (18)	(0)%

Cost of sales increased for the six months ended June 30, 2012 as a result of increased product sales as compared to the same period in 2011. Cost of sales as a percentage of revenue was 71% for the six month period ended June 30, 2012 as compared to 73% for the comparable period in 2011. Cost of sales as a percentage of product sales can vary depending on product mix. Cost of sales percentage improved due to the product mix in both periods and increased product sales and research and development income for the three months ended June 30, 2012, which allowed the Company to absorb more of its overhead costs.

Selling, general and administrative expenses for the six month period ended June 30, 2012 decreased as compared to the same period in 2011 due to a decrease of $170,000 in professional fees, a net decrease in salaries and related expenses of $80,000 due to severance agreements of $164,000 in 2011, a decrease of $57,000 in the allocation of overhead costs due to the changes in headcount in the departments as compared to prior year, a decrease of $56,000 in consulting fees, a decrease of $31,000 in compensation payable in stock and a decrease of $19,000 in listing fees, partially offset by an increase in recruiting fees of $18,000.

Product development and research expenses for the six months ended June 30, 2012 decreased as compared to the same period for 2011 as follows. Clinical Studies and outside testing decreased by $287,000, partially offset by an increase of $142,000 in pilot batch expense, an increase of $54,000 in salaries and related expenses, an increase of $30,000 in consulting fees, an increase of $38,000 in overhead due to repairs and maintenance and an increase in the allocation of overhead costs due to the changes in headcount in the departments from prior year.

Interest (Income) Expense and Other Income (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	$	%
Interest Income	$ -	$ (11)	$(11)	(100)%
Interest Expense	$144	$135	$ 9	7%
Other (Income) Expense	$ 10	$ (2)	$ 12	600%

Interest income decreased for the six months ended June 30, 2012 as compared to the same period in 2011 due to lower cash balances in 2012. Interest expense increased for the six months ended June 30, 2012 as compared to the same period in 2011 due the fact that $500,000 of the Notes Payable – Related Party (See Note 8) was drawn down in March 2011, and the debt was outstanding during the full six months ended June 30, 2012.

Net loss (in thousands, except per share numbers):

	Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	$	%
Net loss	$(1,323)	$(1,980)	$(657)	(33)%
Net loss per share	(.03)	(.05)	(.02)	(40)%

The decrease in net loss for the six months ended June 30, 2012 as compared to the same period in 2011 is due to the increase in revenues notes above and the decrease in costs and expenses also noted above.

Liquidity and Capital Resources

The Company's operating activities used $0.9 million of cash during the six months ended June 30, 2012 compared to $2.2 million used in the comparable period of 2011. The use of cash for both the six months ended June 30, 2012 and 2011 was substantially a result of the net loss for each period, which included costs related to product development and research of $1.1 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

The Company’s investing activities used $0.3 million of cash in the six months ended June 30, 2012 compared to $0.1 million of cash used in investing activities in the first six months of 2011. The funds used for the periods ended June 30, 2012 and 2011 were for additional equipment and improvements for the compounding area, packaging and filing lines and additional equipment and related services for the analytical area.

The Company's financing activities provided $4,000 of cash in the six months ended June 30, 2012 compared to $0.6 million provided in the six months ended June 30, 2011. The cash provided for the six month period ended June 30, 2012 was the proceeds from the exercise of stock options less payments on capital lease obligations. The cash provided for the six month period ended June 30, 2011 was mainly the proceeds from the draw down of the Note Payable – Related Party as more fully described in Note 8 to the Company’s Consolidated Financial Statements.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $1.6 million at June 30, 2012 and future cash from operations. The Company had working capital of $3.2 million at June 30, 2012.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources including the remaining $2.5 million availability under the line of credit detailed in Note 8 will be sufficient to support our current business plan beyond August 2013.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We depend on a limited number of customers for a large portion of our revenue. For the three months ended June 30, 2012 and 2011, five of our customers accounted for 74% and two of our customers accounted for 56% of our revenue, respectively. For the six months ended June 30, 2012 and 2011, three of our customers accounted for 64% and one of our customers accounted for 43% of our revenue, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last eight years, and no net income has been available to common stockholders during each of these years. As of June 30, 2012, our stockholders’ equity was $6.7 million and we had an accumulated deficit of $41 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our Common Stock are relatively illiquid which may affect the trading price of our Common Stock.

For the six months ended June 30, 2012, the average daily trading volume of our Common Stock on the NYSE Amex was approximately 6,600 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our Common Stock could be delisted and our stock price could suffer.

On May 6, 2008, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our 2003 through 2011 fiscal years. Our stockholders’ equity at June 30, 2012 was $6.7 million.

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

IGI Laboratories, Inc.

Date: August 13, 2012	By:	/s/ Jason Grenfell-Garnder
Jason Grenfell-Gardner President and Chief Executive Officer

Date: August 13, 2012	By:	/s/ Jenniffer Collins
Jenniffer Collins Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File