Form 10-Q
period 2012-09-30
IGI LABORATORIES, INC
filed 2012-11-14
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☑    No ☐

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

Yes ☐    No☑

The number of shares outstanding of the issuer's common stock is 40,352,091 shares, net of treasury stock, as of  November 2, 2012.

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Product sales	$ 1,464	$ 1,945	$ 4,835	$ 5,030
Research and development income	496	119	1,368	539
Licensing, royalty and other income	26	49	52	142
Total revenues	1,986	2,113	6,255	5,711

Cost and expenses:
Cost of sales	1,222	1,479	4,271	4,113
Selling, general and administrative expenses	980	609	2,254	2,300
Product development and research expenses	620	442	1,735	1,573
Total costs and expenses	2,822	2,530	8,260	7,986
Operating loss	(836)	(417)	(2,005)	(2,275)
Interest expense and other, net	(586)	(70)	(740)	(193)

Net loss	$ (1,422)	$ (487)	$ (2,745)	$ (2,468)

Basic and diluted loss per share	$ (0.04)	$ (0.01)	$ (0.07)	$ (0.06)

Weighted Average of Common Stock and Common Stock Equivalents Outstanding
Basic and diluted	39,508,217	39,498,096	39,510,540	39,432,061

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30, 2012	December 31, 2011*
ASSETS
Current assets:
Cash and cash equivalents	$1,775	$2,914
Accounts receivable, less allowance for doubtful accounts of $16 as of	1,186	1,208
September 30, 2012 and December 31, 2011
Inventories	1,283	1,195
Other receivables	10	239
Prepaid expenses	149	130
Total current assets	4,403	5,686

Property, plant and equipment, net	2,756	2,800
Restricted cash, long term	54	54
License fee, net	325	400
Debt issuance costs, net	111	639
Other	180	57
Total assets	$7,829	$9,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$699	$629
Accrued expenses	636	611
Deferred income, current	32	38
Capital lease obligation, current	27	38
Total current liabilities	1,394	1,316

Note payable	1,000	-
Note payable, related party	-	500
Deferred income, long term	21	25
Capital lease obligation, long term	39	30
Total liabilities	2,454	1,871

Commitments and contingencies

Stockholders’ equity: Series A Convertible Preferred stock, liquidation preference - $500,000 at September 30, 2012 and December 31, 2011	500	500
Series C Convertible Preferred stock, liquidation preference - $1,744,705 at September 30, 2012 and $1,686,527 at December 31, 2011	1,517	1,517
Common stock	423	415
Additional paid-in capital	46,593	46,246
Accumulated deficit	(42,263)	(39,518)
Less treasury stock, 1,965,740 common shares at cost	(1,395)	(1,395)
Total stockholders’ equity	5,375	7,765
Total liabilities and stockholders' equity	$7,829	$9,636

The accompanying notes are an integral part of the consolidated financial statements.

* Derived from the audited December 31, 2011 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,745)	$(2,468)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	264	235
Amortization of license fee	75	75
Stock-based compensation expense	320	269
Provision for write down of inventory	74	135
Amortization of debt issuance costs	642	121
Loss on abandonment of property	13	-
Changes in operating assets and liabilities:
Accounts receivable	22	(559)
Inventories	(162)	(466)
Prepaid expenses and other assets	210	115
Accounts payable and accrued expenses	96	(105)
Deferred income	(10)	152
Net cash used in operating activities	(1,201)	(2,496)

Cash flows from investing activities:
Capital expenditures	(323)	(192)
Net cash used in investing activities	(323)	(192)

Cash flows from financing activities:
Proceeds from note payable	1,000	-
Payment of debt issuance costs	(114)	-
Payment on note payable, related party	(500)	-
Proceeds from note payable, related party	-	500
Principal payments on capital lease obligation	(36)	(23)
Proceeds from exercise of common stock options	26	74
Proceeds from exercise of warrants	9	-
Net cash provided by financing activities	385	551

Net decrease in cash and cash equivalents	(1,139)	(2,137)
Cash and cash equivalents at beginning of period	2,914	5,116
Cash and cash equivalents at end of period	$1,775	$2,979

Supplemental cash flow information:
Cash payments for interest	$81	$87
Cash payment for taxes	$9	$5

Non cash investing and financing transactions:
Equipment purchases financed through capital leases	$30	$-
Issuance of restricted stock	$-	$2
Forfeiture of restricted stock	$1	$1

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2012

(in thousands, except share information)

	Series A Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2011 (Audited)	50	$ 500	1,550	$ 1,517	41,463,836	$ 415	$ 46,246	$ (39,518)	$ (1,395)	$ 7,765
Stock based compensation expense – stock options							103			103
Stock based compensation expense - restricted stock							217			217
Stock options exercised					40,000		26			26
Restricted stock issuance					29,334	-	-			-
Restricted stock forfeited					(96,670)	(1)	1			-
Warrants exercised					881,331	9				9
Net loss		-		-	-	-	-	(2,745)	-	(2,745)

Balance, September 30, 2012 (Unaudited)	50	$ 500	1,550	$ 1,517	42,317,831	$ 423	$ 46,593	$ (42,263)	$ (1,395)	$ 5,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8- 03 of Regulation S- X . Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed  consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2011 has been derived from those audited consolidated financial statements. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $1,775,000 at September 30, 2012, the $2,000,000 available on the $3,000,000 credit facility detailed below and cash from operations. The Company sustained a net loss of $2,745,000 for the nine months ended September 30, 2012, and had working capital of $3,009,000 at September 30, 2012.

The Company’s business operations have been primarily funded over the past three years through private placements of our capital stock. On August 31, 2012, we entered into a credit facility for $3,000,000 as detailed below. As of September  30, 2012, the outstanding balance on the credit facility was $1,000,000. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may be accomplished via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We also have the ability to defer certain product development and other programs, if necessary. We believe that our existing capital resources will be sufficient to support our current business plan beyond November 2013.

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

Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock and the conversion of preferred stock, which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 5,913,604 for 2012 and 5,375,325 for 2011.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended September 30, 2012, four of our customers accounted for 80% of our revenue. For the three months ended September 30, 2011, four of our customers accounted for 86% of our revenue. For the nine months ended September 30, 2012 and 2011, three of our customers accounted for 65% and two of our customers accounted for 54% of our revenue, respectively. Two of these customers are the same for all periods. Accounts receivable related to the Company’s major customers comprised 63% of all accounts receivable as of September 30, 2012. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations .

Recent Accounting Pronouncements

There were no new accounting pronouncements for the nine months ended September 30, 2012 that have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at September 30, 2012 and December 31, 2011 consist of:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 1,214	$ 1,070
Work in progress	48	16
Finished goods	21	109
Total	$ 1,283	$ 1,195

5.	Stock-Based Compensation

Under the 1998 Directors Stock Plan, as amended, 600,000 shares of the Company’s common stock are authorized under the plan and reserved for issuance to non-employee directors, in lieu of payment of directors’ fees in cash. In November 2009, the Company’s Board of Directors approved the elimination of payment of directors’ fees in stock under this plan beginning in the fourth quarter of 2009.

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 2,049,798 options have been granted to non-employee directors through September 30, 2012 and 697,782 of those have been forfeited through September 30, 2012 and returned to the option pool. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Equity Incentive Plan to increase the number of shares of common stock available for grant under such plan by adding 2,000,000 shares of common stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of September 30, 2012, options to purchase 1,834,500 shares of common stock were outstanding under the 2009 Plan and 1,039,000 shares of restricted stock had been granted under the 2009 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the nine months ended
September 30, 2012

Expected volatility	37.9% - 54.5%
Expected term (in years)	3.2 – 3.3 years
Risk-free rate	0.41%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of September 30, 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding as of January 1, 2012	1,448,016	$1.16
Issued	1,475,000	$1.05
Exercised	(40,000)	$0.65
Forfeited	(337,516)	$1.22
Expired	(15,000)	$0.65
Outstanding as of September 30, 2012	2,530,500	$1.10

Exercisable as of September 30, 2012	876,000	$1.20

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the nine months ended September 30, 2012 was $0.12.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2012:

Outstanding:
				Weighted Average
Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life
$0.55	$1.00	218,000	$0.76	6.08
$1.01	$1.50	2,137,500	$1.09	8.63
$1.51	$1.74	175,000	$1.68	8.26
Total		2,530,500	$1.10	8.39

Exercisable:
		Stock Options	Weighted Average
Range of Exercise Prices		Exercisable	Exercise Price

$0.55	$1.00	212,000	$0.75
$1.01	$1.50	489,000	$1.23
$1.51	$1.74	175,000	$1.68
Total		876,000	$1.20

As of September 30, 2012, the intrinsic value of the options outstanding is $452,730 and the intrinsic value of the options exercisable is $130,110. The total intrinsic value of the options exercised during the nine months ended September 30, 2012 was $23,600. As of September 30, 2012, there was approximately $445,500 of total unrecognized compensation cost that will be recognized through July 2015 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized approximately $104,200 and $56,500 of compensation expense during each of the three months ended September 30, 2012 and 2011, respectively, and approximately $217,100 and $169,400 of compensation expense during the nine months ended September 30, 2012 and 2011, respectively, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At September 30, 2012, the Company had approximately $26,100 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from October 2012 through January 2014.

	Number of Restricted Stock	Weighted Average Exercise Price
Non-vested balance at January 1, 2012	626,000	$ 0.71

Changes during the period:
Shares granted	109,748	1.00
Shares vested	(529,330)	0.76
Shares forfeited	(177,084)	0.70

Non-vested balance at September 30, 2012	29,334	$ 1.00

6.	Income Taxes

As a result of the Company’s history of continuing tax losses, the Company does not have a current tax provision and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at September 30, 2012 and no significant changes are expected in the next twelve months. The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which th e Company is subject.

There was no accrued interest related to unrecognized tax benefits at September 30, 2012.

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

The statue of limitations for years in which a net operating loss is generated remains open generally, for three years after the loss is utilized to reduce a current tax liability.

7.	License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $25,000 related to this agreement for each of the three month periods ended September 30, 2012 and 2011 and amortization expense of $75,000 related to this agreement for each of the nine months ended September 30, 2012 and 2011.

8.	Note Payable

On August 31, 2012, IGI Laboratories, Inc. and its subsidiaries, Igen, Inc. and IGI Labs, Inc. (called collectively for purposes of this Note 8, the “ Company ”), entered into a Loan and Security Agreement (the “ Loan and Security Agreement ”) with Square 1 Bank (the “ Lender ”) pursuant to which the Lender agreed to extend credit facilities to the Company (the “ Financing ”). The Company drew down $1,000,000 in principal amount on August 31, 2012. In connection with this financing the company incurred and recorded debt issuance costs in the amount of $114,000, which will be amortized over the remaining life of the loan, 42 months.

To secure payment of the amounts financed under the Loan and Security Agreement, the Company has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, except intellectual property.

Under the Loan and Security Agreement, the Company can request revolving loan advances under (a) the Formula Revolving Line and (b) the Non-Formula Revolving Line, and term loan advances under the term loans (each as further described in the Loan and Security Agreement disclosed in a Current Report on Form 8-K as Exhibit 10.1 filed with the Securities and Exchange Commission on September 6, 2012). The aggregate total borrowings under the facilities cannot exceed the total borrowing limit of $3,000,000 at any one time outstanding. Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 1.9% above the prime rate then in effect, and (B) 5.65%. Non-Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 2.15% above the prime rate then in effect, and (B) 5.9%. Term loan advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 2.4% above the prime rate then in effect, and (B) 6.15%.

The term of the Formula Revolving Line and the Non-Formula Revolving Line is one year from the date of the Loan and Security Agreement and can be extended by mutual agreement of the parties. The term of the term loans is 42 months from the date of the Loan and Security Agreement, but term loan advances are available to the Company only until February 28, 2014.

The Company must at all times maintain a liquidity ratio of a minimum of 1.25, defined as unrestricted cash at the lender plus approved accounts receivable borrowing base divided by all debt outstanding to the lender. The minimum liquidity ratio can be reduced to 1.0 if the Company maintains certain three month minimum revenue thresholds, agreed upon by the lender. At September 30, 2012, the Company was in compliance with all of its covenants with the lender.

In connection with the Financing, the Company paid in full its existing credit facility with Amzak Capital Management, LLC (see Note 9 below) and executed a Release and Termination Note and Credit Agreement with Amzak Capital Management, LLC to release the Company from any future obligations under the agreement.

The complete statement of the parties’ rights and obligations under the Loan and Security Agreement is qualified in its entirety by reference to the terms and conditions of such document which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2012.

9.	Note Payable – Related Party

On December 21, 2010, the Company entered into a Credit Agreement with Amzak Capital Management, LLC (the “Lender”) pursuant to which the Lender agreed to extend a $3,000,000 credit facility to the Company (the “Credit Agreement ”). The Company drew down $500,000 in principal amount in March 2011.

On August 31, 2012, the Company paid in full its existing credit facility with the Lender and executed a Release and Termination Note and Credit Agreement  to release the Company from any future obligations under the Credit Agreement executed on December 21, 2010. In addition, the Company received the Discharge of mortgage notification indicating the mortgage related to this credit agreement has been satisfied and discharged. In connection with the release and termination agreement, the Company recorded amortization expense in the amount of $545,000 to write-off the remaining unamortized amount the existing debt issuance costs, which included amounts recorded for the issuance of the warrants described below.

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

In addition, as consideration for entering into the Credit Agreement, on December 21, 2010, the Company issued to the Lender a ten-year warrant to purchase certain shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Warrant”). The Warrant is immediately exercisable for 881,331 shares of Common Stock (the “Initial Warrant Shares”) with the remaining shares of Common Stock representing 1% of the Fully Diluted Shares (as defined therein) as of the Conditional Warrant Exercise Date (as defined therein) (the “Conditional Warrant Shares”) becoming exercisable July 1, 2012 if the Company has achieved certain milestones related to the Company’s product development or financial growth. The Warrant is accounted for as an equity instrument. The fair value of the Initial Warrant of $723,541 will be recorded as debt issuance costs and amortized on a straight-line basis over the stated term of the Credit Agreement which is five years. The Company anticipates amortization expense to be approximately $160,000 for the years 2012 to 2016. Amortization expense of $558,000 and $40,000 was recognized for each of the three months ended September 30, 2012 and 2011, respectively,  and $639,000 and $81,000 for the nine months ended September 30, 2012 and 2011, respectively. The unamortized portion of the initial warrant of $545,000 was included in interest expense for the three months ended September 30, 2012. On December 21, 2010, the fair value of the Conditional Warrant was not considered to be material. The Company completed its obligations under certain milestones related to the Company’s product development, and as such the Conditional Warrant will not be exerciseable, and no additional expense was recognized. The Initial Warrant for 881,331 shares was exercised on September 28, 2012.

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

10.	Stock Warrants

Stock Warrants activity for the nine months ended September 30, 2012 and 2011 consisted of:

	2012		2011
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning balance	1,235,877	$0.35	1,498,377	$0.36

Stock warrants granted	-	-	-	-
Stock warrants expired	-	-	-	-
Stock warrants exercised	(881,331)	0.01	(262,500)	0.41

Ending balance	354,546	$1.21	1,235,877	$0.35

In connection with the private placement of the Company’s Common Stock on December 8, 2010, the Company granted Common Stock Warrants to purchase 338,182 and 16,364, respectively, to each of its two placement agents for $1.21 per share which expire on December 8, 2015.

In connection with the Credit Agreement with the Lender as more fully described in Note 9, the Company issued a ten-year warrant to purchase 881,331 shares of the Company’s Common Stock for $.01 per share. This warrant was exercised on September 28, 2012.

In connection with the private placement offering to certain investment funds affiliated with Signet Healthcare Partners, G.P. (the “Offering”) on March 13, 2009, the Company granted its placement agent for the Offering a Common Stock Warrant to purchase 350,000 shares of common stock for $0.41 per share, which expired on March 13, 2012. On December 2, 2009, the Common Stock Warrant was amended to include a partial transfer for 87,500 shares of common stock. On December 2, 2009, the warrant to purchase 87,500 was exercised using the “Cashless Exercise” provision and 51,681 shares of common stock were issued. On February 25, 2011, the warrant to purchase the remaining 262,500 shares of common stock was exercised using the “Cashless Exercise” provision and 200,646 shares of common stock were issued.

11.	Changes in Management and the Board of Directors

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

The Company entered into an employment agreement with Mr. Grenfell-Gardner, effective as of July 30, 2012. Under the terms of such employment agreement, Mr. Grenfell-Gardner will receive an annual salary of $315,000. Mr. Grenfell-Gardner has received an option to purchase 975,000 shares of the Company’s common stock (the “Primary Option”) and a supplemental option to purchase 25,000 shares of the Company’s common stock (the “Supplemental Option”), the vesting terms of which are explained below. In addition, Mr. Grenfell-Gardner will receive an award of 325,000 shares of restricted stock and an option to purchase 25,000 shares of the Company’s common stock, as soon as practicable. In addition, Mr. Grenfell-Gardner will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Grenfell-Gardner will also be eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either, cash, stock options and/or restricted stock. Mr. Grenfell-Gardner’s target bonus will be equal to 70% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Board’s Compensation Committee. Mr. Grenfell-Gardner is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Grenfell-Gardner’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

The above referenced stock option grants had an exercise price equal to the closing price of the Company’s common stock on July 30, 2012, and the Primary Option will become fully vested over a period of three years as follows: (i) one-third shall vest on the first anniversary of the date of the grant; (ii) one-third shall vest on the second anniversary of the date of the grant and (iii) one-third shall vest on the third anniversary of the date of the grant. The Supplemental Option shall become fully vested immediately upon their grant. In addition, any options or restricted stock that remain unvested immediately prior to a change in control will become vested, provided that the executive remains in continuous service with the Company through the consummation of the change in control.

On August 15, 2012, the Company filed on Form 8-K that effective July 30, 2012 (the "Separation Date"), Mr. Moore, the President and Chief Executive Officer of IGI Laboratories, Inc., a Delaware corporation (the "Company"), resigned from employment with the Company and resigned as a member of the Company’s board of directors.

In connection with Mr. Moore's departure from the Company, the Company entered into a Separation of Employment Agreement and General Release (the "Separation Agreement") dated August 14, 2012 with Mr. Moore, consistent with the terms of Mr. Moore’s employment agreement. The Separation Agreement provides that the Company shall pay Mr. Moore $138,680 as a separation payment, with such amount to be paid ratably over a 6 month period on each regular payroll payment date during such period.

Also, in the Separation Agreement, Mr. Moore agreed to provide the Company with a general release, and Mr. Moore agreed to certain restrictive covenants, and reconfirmed his agreement to the confidentiality, non-competition and non-solicitation covenants set forth in his employment agreement with the Company, after the Separation Date. Consistent with his employment agreement, Mr. Moore vested in all outstanding options through his vesting date. The Company recorded stock based compensation in the amount of $100,950.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This " Management ' s Discussion and Analysis of Financial Condition and Results of Operations " section and other sections of this Quarterly Report on Form 10- Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995,  that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’ s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise ..

Company Overview

Strategic Overview

IGI is engaged in the formulation, development, manufacture and packaging of topical semi-solid and liquid products for pharmaceutical, cosmeceutical and cosmetic customers. The Company’s strategic plan is to build upon this foundation by expanding into the generic prescription pharmaceutical arena. This strategy is based upon three initiatives: increasing the current contract manufacturing and contract formulation services business, developing a generic portfolio of formulations in topical dosage forms, and creating unique opportunities around the Company’s licensed Novasome® technology and novel dosage forms.

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

Recent Events

On August 31, 2012, the Company entered into a Loan and Security Agreement with Square 1 Bank pursuant to which Square 1 Bank agreed to extend credit facilities to the Company. The Company drew down $1,000,000 in principal amount on August 31, 2012.

On November 5, 2012, the Company announced it gained authorization to launch its first IGI label topical prescription products. The Company plans to launch its first prescription products later this year.

Results of Operations

Three months ended September 30, 2012 compared to September 30, 2011

The Company had a net loss of $1,422,000, or $0.04 per share, for the three months ended September 30, 2012, compared to $487,000, or $0.01 per share, in the comparable period for 2011, which resulted from the following:

Revenues (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
Components of Revenue:	2012	2011	$	%
Product sales	$ 1,464	$ 1,945	$ (481)	(25)%
Research and development income	496	119	377	317%
Licensing, royalty, and other income	26	49	(23)	(47)%
Total Revenues	$ 1,986	$ 2,113	$ (127)	6%

The decrease in product sales for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to decreased product sales to two of the Company’s major customers. The increase in research and development income during the three months ended September 30, 2012 as compared to the same period in 2011 is attributable to new customer relationships established in the first quarter of 2012 and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing, royalty and other income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

Costs and expenses (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2012	2011	$	%
Cost of sales	$ 1,222	$ 1,479	$ (257)	(17)%
Selling, general and administrative	980	609	371	61%
Product development and research	620	442	178	40%
Totals costs and expenditures	$ 2,822	$ 2,530	$ 292	12%

Cost of sales as a percentage of revenue was 62% for the three month period ended September 30, 2012 as compared to 70% for the comparable period in 2011. Cost of sales as a percentage of product sales can vary depending on product mix. Cost of sales percentage improved due to the product mix, which includes more pharmaceutical product sales, in 2012 as compared to 2011 and increased product sales and research and development income for the nine months ended September 30, 2012, which allowed the Company to absorb more of its overhead costs. The improvement in the product mix sold in 2012 as compared to 2011, was primarily attributable to the increase in the sale of pharmaceutical products, which typically are higher margin products.

Selling, general and administrative expenses for the three month period ended September 30, 2012 increased by $371,000 as compared to the same period in 2011 as a result of the severance agreement with our former President and CEO of $150,000, an increase of $28,000 in salaries and related expenses, an increase of $48,000 in employees’ compensation payable in stock, an increase of $17,000 in the expense from the issuance of stock options, an increase of $86,000 in recruiting fees, an increase of $53,000 in professional fees, and an increase of $20,000 in expenses related to shareholder meetings and reports offset by a decrease of $32,000 in the allocation of overhead costs due to the changes in headcount in the departments as compared to the prior year.

Product development and research expenses for the three months ended September 30, 2012 decreased by $178,000 as compared to the same period for 2011 as follows. Clinical studies, pilot batch expense and outside testing increased by $156,000, an increase of $23,000 in salaries and related expenses, an increase of $14,000 in professional fees, an increase of $11,000 in repairs and maintenance, an increase of $4,000 in overhead costs related to repairs and maintenance and a change in the allocation of overhead costs due to the changes in headcount in the departments as compared to the prior year. These increases were partially offset by a decrease of $29,000 in lab supplies and samples.

Interest (Income) Expense (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2012	2011	$	%
Interest Income	$ -	$ (2)	$ (2)	(100)%
Interest Expense	$ 584	$ 73	$ 511	700%
Other (Income) Expense	$ 2	$ (1)	$ (3)	(300)%

Interest expense increased for the three months ended September 30, 2012 as compared to the same period in 2011 due to the inclusion in 2012 of approximately $545,000 of amortization of debt issuance costs related to the Note Payable – Related Party that was paid in full and terminated on August 31, 2012.

Net loss (in thousands, except per share numbers):

	Three Months Ended September 30,		Increase/(Decrease)
	2012	2011	$	%
Net loss	$ (1,422)	$ (487)	$ 935	192%
Net loss per share	$ (0.04)	$ (0.01)	$ 0.03	300%

The increase in net loss for the three months ended September 30, 2012 as compared to the same period in 2011 is due to the decrease in revenues noted above and the increase in costs and expenses and interest expenses also noted above, which included amortization of debt issuance costs of approximately $0.5 million, and costs related to the change in the executive management team of approximately $0.4 million.

Nine months ended September 30, 2012 compared to September 30, 2011

The Company had a net loss of $2,745,000, or $0.07 per share, for the nine months ended September 30, 2012, compared to $2,468,000, or $0.06 per share, in the comparable period for 2011, which resulted from the following:

Revenues (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
Components of Revenue:	2012	2011	$	%
Product sales	$ 4,835	$ 5,030	$ (195)	(4)%
Research and development income	1,368	539	829	154%
Licensing, royalty and other income	52	142	(90)	(63)%
Total Revenues	$ 6,255	$ 5,711	$ 544	10%

Total revenues increased $274,000 for the nine months ended September 30, 2012 as compared to 2011 due to increased revenue from product development projects, primarily with our pharmaceutical partners. The decrease in product sales for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to decreased product sales to three of the Company’s customers, partially offset by increased product sales to two of the Company’s customers. The increase in research and development income during the nine months ended September 30, 2012 as compared to the same period in 2011 is attributable to new customer relationships established in the first quarter of 2012 and their desire to have the Company develop, manufacture and package their new products or line extensions and the continued strong relationships with our current customer base. Licensing, royalty and other income decreased due to the decrease in sales of Novasome based products marketed by our licensees. The Company believes the loss of certain royalties is related to the normal life cycle of the products and that certain royalties of the Company may continue to decline.

Costs and expenses (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	$	%
Cost of sales	$ 4,271	$ 4,113	$ 158	4%
Selling, general and administrative	2,254	2,300	(46)	(2)%
Product development and research	1,735	1,573	162	10%
Totals costs and expenditures	$ 8,260	$ 7,986	$ 274	3%

Cost of sales as a percentage of revenue was 68% for the nine month period ended September 30, 2012 as compared to 72% for the comparable period in 2011. Cost of sales as a percentage of product sales can vary depending on product mix. Cost of sales percentage improved due to the product mix, which includes more pharmaceutical product sales, in both periods and increased product sales and research and development income for the three months ended September 30, 2012, which allowed the Company to absorb more of its overhead costs. The improvement in the product mix sold in 2012 as compared to 2011, was primarily attributable to the increase in the sale of pharmaceutical products, which typically are higher margin products.

Selling, general and administrative expenses for the nine month period ended September 30, 2012 decreased as compared to the same period in 2011 due to a decrease of $96,000 in professional fees, a decrease of $89,000 in the allocation of overhead costs due to the changes in headcount in the departments as compared to prior year, a decrease of $76,000 in consulting fees and a decrease of $19,000 in listing fees, partially offset by an increase in salaries and related expenses of $140,000 due to the severance agreement with our former President and CEO of $150,000 in 2012 and an increase of $105,000 in recruiting fees.

Product development and research expenses for the nine months ended September 30, 2012 increased as compared to the same period for 2011 due to an increase of $186,000 in pilot batch expense, an increase of $72,000 in salaries and related expenses, an increase of $33,000 in consulting fees, an increase of $19,000 in professional fees and an increase of $57,000 in overhead due to repairs and maintenance and an increase in the allocation of overhead costs due to the changes in headcount in the departments from prior year, partially offset by a decrease of $181,000 in clinical studies and a decrease of $23,000 in outside testing and supplies.

Interest (Income) Expense and Other Income (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	$	%
Interest Income	$ -	$ (13)	$ (13)	(100)%
Interest Expense	$ 728	$ 208	$ 520	250%
Other (Income) Expense	$ 12	$ (2)	$ (14)	700%

Interest income decreased for the nine months ended September 30, 2012 as compared to the same period in 2011 due to lower cash balances in 2012. Interest expense increased for the nine months ended September 30, 2012 as compared to the same period in 2011 due to the inclusion in 2012 of approximately $545,000 of amortization of debt issuance costs related to the Note Payable – Related Party that was paid in full and terminated on August 31, 2012.

Net loss (in thousands, except per share numbers):

	Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	$	%
Net loss	$ (2,745)	$ (2,468)	$ 277	11%
Net loss per share	$ (0.07)	$ (0.06)	$ 0.01	17%

The increase in net loss for the three months ended September 30, 2012 as compared to the same period in 2011 is due to the  increase in costs and expenses and interest expenses noted above, partially offset by the increase in revenues, also noted above. Net loss in 2012  included amortization of debt issuance costs of approximately $0.5 million, and costs related to the change in the executive management team of approximately $0.4 million.

Liquidity and Capital Resources

The Company's operating activities used $1.2 million of cash during the nine months ended September 30, 2012 compared to $2.5 million used in the comparable period of 2011. The use of cash for both the nine months ended September 30, 2012 and 2011 was a result of the net loss for the period, partially offset by the non-cash expense items and 2011 was substantially a result of the net loss for the period, which included costs related to product development and research of $1.7 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s investing activities used $0.3 million of cash in the nine months ended September 30, 2012 compared to $0.2 million of cash used in investing activities in the first nine months of 2011. The funds used for the periods ended September 30, 2012 and 2011 were for additional equipment and improvements for the compounding area, packaging and filling lines and additional equipment and related services for the analytical area.

The Company's financing activities provided $0.4 million of cash in the nine months ended September 30, 2012 compared to $0.6 million provided in the nine months ended September 30, 2011. The cash provided for the nine month period ended September 30, 2012 was the net proceeds the new credit facility less repayment of the Note Payable – Related Party as more fully described in Note 8 to the Company’s Consolidated Financial Statements. The cash provided for the nine month period ended September 30, 2011 was mainly the proceeds from the drawdown of the Note Payable – Related Party as more fully described in Note 9 to the Company’s Consolidated Financial Statements.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $1.8 million at September 30, 2012, the $2 million available on the $3 million credit facility detailed in Note 8 to the Company’s Consolidated Financial Statements and cash from operations. Prior to the execution of the credit facility detaled in Note 8, the Company utilized the $3 million credit facility detailed in Note 9, which was terminated in August of 2012. The Company sustained a net loss of $2.8 million for the nine months ended September 30, 2012, and had working capital of $3 million at September 30, 2012.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources including the remaining $2 million availability under the loan detailed in Note 8 will be sufficient to support our current business plan beyond November 2013.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company and as defined by Item 10(f)(1) of regulation S-K and is not required to provide the information required under this item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure .

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

We depend on a limited number of customers for a large portion of our revenue. For the three months ended September 30, 2012 and 2011, four of our customers accounted for 80% and four of our customers accounted for 86% of our revenue, respectively. For the nine months ended September 30, 2012 and 2011, three of our customers accounted for 65% and two of our customers accounted for 54% of our revenue, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last eight years, and no net income has been available to common stockholders during each of these years. As of September 30, 2012, our stockholders’ equity was $5.4 million and we had an accumulated deficit of $42 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our Common Stock are relatively illiquid which may affect the trading price of our Common Stock.

For the nine months ended September 30, 2012, the average daily trading volume of our Common Stock on the NYSE Amex was approximately 21,400 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

If we fail to meet the continued listing standards of the NYSE Amex our Common Stock could be delisted and our stock price could suffer.

On May 6, 2008, we were notified by NYSE Amex that we were below certain of the NYSE Amex continued listing standards. Specifically, we are required to reflect income from continuing operations and/or net income in one of our five most recent fiscal years and a minimum of $6 million in stockholders’ equity to remain listed on the exchange. We had net income from continuing operations in our 2002 fiscal year, but had net losses and losses from continuing operations in each of our 2003 through 2011 fiscal years. Our stockholders’ equity at September 30, 2012 was $5.4 million.

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

As of September 30, 2012, our stockholders equity had again fallen below the $6 million threshold referenced above. However, the NYSE Amex generally will not suspend the listing of securities of an issuer the stockholders’ equity of which is below the $6 million minimum requirement if the issuer:  (1) has a total market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. We did meet the additional listing requirements listed above, and therefore we believe we remain compliant under the NYSE Amex supplemental listing requirements as of the filing of this report on Form 10-Q.

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.

Defaults Upon Senior Securities.

None.

ITEM 4.

Mine Safety Disclosures.

Not applicable.

ITEM 5.

Other Information.

None.

ITEM 6.

Exhibits.

Exhibit Number	Description

10.1

Employment Agreement between IGI Laboratories, Inc. and Jason Grenfell-Gardner, effective July 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 30, 2012).

10.2

Separation of Employment Agreement and General Release dated August 14, 2012 between IGI Laboratories, Inc. and Charles Moore (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 15, 2012).

10.3

Loan and Security Credit Agreement dated as of August 31, 2012 by and among IGI Laboratories, Inc., Igen, Inc. and IGI Labs, Inc. as Borrower and Square 1 Bank as Bank (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed September 6, 2012).

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

IGI Laboratories, Inc.

Date: November 14, 2012	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Jenniffer Collins
Jenniffer Collins
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File