Form 10-K/A
period 2012-12-31
IGI LABORATORIES, INC
filed 2013-04-30
CIK 352998

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

As of April 26, 2013, there were 43,132,745 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends IGI Laboratories, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed on March 28, 2013, or the Original Filing. The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Identification of Directors of the Registrant

The following table sets forth information regarding each of our current directors according to the information furnished to us by each such director:

Name	Age	Positions Currently held with IGI	Committee Membership	Director of IGI Since

James C. Gale (1)	63	Director	N	2009 – Present

Jason Grenfell-Gardner	38	Director, President and Chief Executive Officer	—	2012 – Present

Narendra N. Borkar	72	Director	C	2009 – Present

Michael Hemric	60	Director	A, N	2009 - Present

Joyce Erony (2)	53	Director	C	2009 – Present

Bhaskar Chaudhuri	58	Director	A	2010 – Present

(1)

Mr. Gale was initially appointed to our Board of Directors on May 15, 2009 as a designee of the holders of Series B-1 Convertible Preferred Stock.

(2)

Ms. Erony was initially appointed to our Board of Directors on March 13, 2009 as a designee of the holders of Series B-1 Convertible Preferred Stock. Ms. Erony serves as the Chairwoman of the Board.

A – Audit Committee

C – Organization and Compensation Committee

N – Nominating and Corporate Governance Committee

Name	Principal Occupation, Other Business Experience and Other Directorships

James C. Gale

Founding Partner of Signet Healthcare Partners. Prior to founding Signet, Mr. Gale was head of principal investment activities and investment banking at Gruntal & Co., LLC. Prior to joining Gruntal, Mr. Gale originated and managed private equity investments for Home Insurance Co., Gruntal’s parent. Earlier in his career, Mr. Gale was a senior Investment Banker at E.F. Hutton & Co. Mr. Gale is currently the Chairman of the Board of Alpex Pharma SA, Anteis SA and Pfenex Inc. and also serves on the Board of Directors of Arbor Pharmaceuticals, Spepharm AG and Paladin Laboratories. Mr. Gale holds a Masters of Business Administration from the University of Chicago.

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

Michael Hemric

Executive with Alcon Laboratories (1980-2008), including Area President/Far East (2007-2008), Vice President/General Manager – Pharmaceutical Division (2002- 2006), Vice President/Area Manager for Southeast Asia (1999-2002), Vice President/General Manager - Consumer Products Division (1997- 1999). Earlier in his career, Mr. Hemric was involved in Sales at Alcon Laboratories and other companies, including The Gillette Company.

Jason Grenfell-Gardner

President and Chief Executive Officer of IGI Laboratories, Inc. since July 30, 2012. Prior to joining IGI, Mr. Grenfell-Gardner spent over eight years at Hikma Pharmaceuticals, PLC, and its subsidiaries including West-Ward Pharmaceuticals in the United States. He served in a number of roles, most recently as SVP of Sales and Marketing from 2008-2012. Before joining Hikma, Mr. Grenfell-Gardner worked throughout Central and Eastern Europe as a partner at Trigon Capital, a boutique investment bank, focused on mergers and acquisitions. During his time in that region, Mr. Grenfell-Gardner served as Chairman of the Board of Sanitas Pharmaceuticals, as well as other board positions. Mr. Grenfell-Gardner holds an MA (Hons) in Economics from the University of St Andrews in Scotland (1998) and an MBA from INSEAD (2004).

Joyce Erony

Managing Director of Signet Healthcare Partners. Prior to joining Signet, Ms. Erony spent 14 years (1991-2004) at Salomon Brothers Inc., Salomon Smith Barney, Inc. and ultimately Citigroup, which acquired the former companies, most recently as Managing Director responsible for Citigroup’s activities in Specialty Pharmaceuticals. Prior to joining Citigroup, Ms. Erony worked as an economist (1983-1991), primarily at the World Bank and International Finance Corporation advising various international development agencies and multilateral organizations. From January 2011 through July 2011, Ms. Erony served as our interim Chief Financial Officer while the Company conducted a search for a permanent replacement.

Ms. Erony has served as a director of Dow Pharma Sciences, Inc., Peak Surgical, Atlantis Components and Control Delivery Systems, all of which were acquired by strategic partners. She is currently a Director of ImpoPharma and BioSciences. Ms. Erony holds a Diploma in International Law and Economics from the London School of Economics and Political Science (1982) and a BS in Management from Case Western Reserve University (1981).

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

In particular, with regard to Mr. Borkar, the Board considered his over forty years of experience in the pharmaceutical industry, including having held various senior executive positions within the brand and generic segments of major pharmaceutical companies. With regard to Mr. Chaudhuri, the Board considered his over twenty years of experience in the pharmaceutical industry, including having held senior executive positions with major pharmaceutical companies. With Regard to Ms. Erony, the Board considered her investment experience, her role as managing director of Citigroup’s activities in specialty pharmaceuticals, as well as her experience as a director with other companies. With regard to Mr. Gale, the Board considered his investment experience, his role as the head of principal investment activities at Gruntal & Co., LLC, as well as his experience as a director with other pharmaceutical companies. With regard to Mr. Hemric, the Board considered his over twenty-five years experience with Alcon Laboratories. With regard to Mr. Grenfell-Gardner, the Board considered his experience as a pharmaceutical executive with a successful track record of the commercialization of pharmaceutical products.

Independence of Directors

Our Board of Directors has determined that Joyce Erony, James C. Gale, Narendra N. Borkar, Michael Hemric and Bhaskar Chaudhuri are independent directors pursuant to the independence standards established by the NYSE:MKT and the Securities and Exchange Commission, or the SEC.

For information relating to shares of our common stock held by each of the directors, see “Security Ownership of Certain Beneficial Owners and Management.”

Identification of Executive Officers of the Registrant

In addition to Jason Grenfell-Gardner whose biography is set forth above in “Proposal No. 1 — Election of Directors” the following people served as our executive officers in 2012:

Name	Title

Jenniffer Collins	Chief Financial Officer

Jenniffer Collins (44) has served as our Chief Financial Officer from July 2011 to present. Ms. Collins has twenty years of experience in accounting and finance. Prior to joining IGI, she most recently served from October 2006 to July 2011 as Vice President-Treasurer and previously the Corporate Controller at the Lightstone Group, a privately held real estate firm and The Lightstone Value Plus REIT, a publicly traded real estate investment trust. From January 2004 through October 2006, Ms. Collins also served as Corporate Controller for Orchid Cellmark, Inc., a publicly held biotechnology company, and from July 2001 through January 2004 Ms. Collins served as Director of Finance and Investor Relations for Tellium, Inc. a publicly held optical switching company, which was purchased by Zhone Technologies, Inc in November 2003. Her background also includes seven years of public accounting experience, including Pricewaterhouse Coopers. Jenniffer earned her CPA in New Jersey in 1993 and graduated with a B.S. in accounting from Lehigh University.

None of our directors or executive officers is related by family to any other director or executive officer.

Audit Committee of the Board of Directors

The Company’s Board of Directors has a standing Audit Committee. The members of the Audit Committee in 2012 were Bhaskar Chaudhuri (Chair) and Michael Hemric. The Company believes that the composition and functioning of our audit committee in 2012 complied with all applicable requirements of the Sarbanes-Oxley Act of 2002, NYSE:MKT and SEC rules and regulations, including those regarding the independence of the Audit Committee members. The Board of Directors determined that Bhaskar Chaudhuri was an “audit committee financial expert” as currently defined under the SEC’s rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 during the time he served on the Audit Committee.

Standards of Business Conduct

The Company has adopted written standards of business conduct that applies to all directors, officers and employees of the Company and its subsidiaries. The Company’s standards of business conduct is available at its website at www.igilabs.com. Any amendments to the standards of business conduct or waivers from the provisions of the standards of business conduct for the Company’s principal executive officer and principal financial and accounting officer will be disclosed in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of NYSE:MKT.

Board Meeting and Attendance

During our 2012 fiscal year, our Board of Directors met ten times. Each incumbent director attended at least 75% of the total number of meetings of the Board of Directors and each committee of the board on which such director served.

As required, independent members of the board meet in executive sessions outside the presence of management.

Stockholder Communications with Directors and Director Attendance at Annual Meetings

Stockholders who wish to send communications to our Board of Directors may do so by sending them c/o IGI Laboratories, Inc., Corporate Secretary, 105 Lincoln Avenue, PO Box 687, Buena, New Jersey 08310. Such communications may be addressed either to specified individual directors or the entire Board of Directors. The Secretary will have the discretion to screen and not forward to directors communications that the Secretary determines are communications unrelated to our business or governance, commercial solicitations, offensive, obscene, or otherwise inappropriate. The Secretary will, however, compile all stockholder communications that are not forwarded and such communications will be available to any director.

It is the policy of our Board of Directors that directors are strongly encouraged to attend all annual stockholder meetings. Each of our directors serving at the time attended the 2012 annual meeting of stockholders.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. The Chairman is appointed on an annual basis by a majority vote of the directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated. We have no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

Oversight of Risk Management

We are exposed to a number of risks and we regularly identify and evaluate these risks and develop plans to manage them effectively. Our Chief Executive Officer and Chief Financial Officer are directly responsible for our risk management function and report to our Board and Audit Committee in this regard. In fulfilling their risk management responsibilities, our Chief Executive Officer and Chief Financial Officer work closely with members of senior management, including our accounting staff.

On behalf of the Board of Directors, the Audit Committee plays a key role in the oversight of our risk management policy. In that regard, the Chief Financial Officer meets with the Audit Committee at least four times a year to discuss the risks facing us, highlighting any new risks that may have arisen since they last met. The Audit Committee reports to the Board of Directors on a regular basis to apprise them of their discussions with the Chief Financial Officer. Finally, the Chief Financial Officer and Chief Executive Officer report directly to the Board of Directors on at least an annual basis to apprise them directly of our risk management efforts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock, which we refer to as Reporting Persons, to file with the SEC and the NYSE:MKT initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. SEC regulations also require such persons to furnish us with copies of all such reports. Based solely on our review of copies of reports filed by Reporting Persons and furnished to us, we believe that, except as set forth below, during 2012 our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. During 2012, Jason Grenfell-Gardner filed a Form 5 to report one transaction relating to one late Form 4 and Jenniffer Collins filed a Form 5 to report one transaction relating to one late Form 4.

Item 11. Executive Compensation.

The following table sets forth the total compensation for the previous two fiscal years ended December 31, 2012 and 2011, which was earned by each of our current President and Chief Executive Officer, who served during 2012, our current Chief Financial Officer who served during 2012 and 2011, and our former President and Chief Executive Officer who served during 2012 and 2011. We refer to these people in this Proxy Statement as our Named Executive Officers.

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
		($)	($)	($) (2)	($) (3)	($) (4)	($)

Jason Grenfell-Gardner, President and Chief Executive Officer	2012	121,153	39,174		276,759	3,224	440,310
	2011	—	—	—	—	—	—

Jenniffer Collins, Chief Financial Officer	2012	212,019	20,177	12,206	—	24,337	268,739
	2011	86,423	12,206	—	90,014	9,522	198,165

Charles Moore, Former President and Chief Executive Officer	2012	320,531	—	80,414	—	15,145	416,090
	2011	269,281	14,191	—	18,871	17,921	320,264

(1)

Lists the principal positions held as of December 31, 2012. On July 30, 2012, the Company appointed Jason Grenfell-Gardner as the Company’s new President and Chief Executive Officer, effective July 30, 2012. Charles E. Moore ceased to be employed by the Company and resigned as a member of the Board, effective July 30, 2012. On July 21, 2011, Jenniffer Collins assumed the position of our Chief Financial Officer.

(2)

The amounts shown in this column represent the fair value of the awards on the date of grant, as computed in accordance with FASB ASC Topic 718.

(3)

The amounts reflected in this column represent the fair value of the awards on the date of grant, as computed in accordance with FASB ASC Topic 718. We valued these options using a Black-Scholes option pricing model. In the model, we used an expected life of 3.2 years to value the ten year options that we issued. We used an interest rate equal to the yield on the treasury bonds that have approximately 3.2 years remaining until maturity and used the volatility of our stock price over a period that is approximately five and one-half years prior to the grant date.

(4)

The amounts shown in this column represent premiums for group life insurance, medical, and dental insurance paid by us, and contributions made by us under our 401(k) Plan.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards as of December 31, 2012.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value Of Shares or Units of Stock That Have Not Vested ($)

Jason Grenfell-Gardner	—	1,000,000	$1.02	7/30/22	—	—

Jenniffer Collins	—	225,000	$1.04	12/22/21	12,206	12,694

Narrative Disclosure for Summary Compensation Table

Jason Grenfell-Gardner. Jason Grenfell-Gardner commenced serving as our President and Chief Financial Officer, our Principal Executive Officer, and as one of our directors effective July 30, 2012. Under his employment agreement, Mr. Grenfell-Gardner will receive an annual salary of $315,000. Mr. Grenfell-Gardner has received an option to purchase 975,000 shares of the Company’s common stock (the “Primary Option”) and a supplemental option to purchase 25,000 shares of the Company’s common stock (the “Supplemental Option”), the vesting terms of which are explained below. In addition, Mr. Grenfell-Gardner will receive an award of 325,000 shares of restricted stock and an option to purchase 25,000 shares of the Company’s common stock, as soon as practicable. In addition, Mr. Grenfell-Gardner will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees. Mr. Grenfell-Gardner will also be eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either, cash, stock options and/or restricted stock. Mr. Grenfell-Gardner’s target bonus will be equal to 70% of his base salary for the applicable fiscal year. In January 2012, the Board of Directors approved a bonus of $39,174 for Mr. Grenfell-Gardner. All performance targets pursuant to such plan shall be determined by the Board’s Compensation Committee. Mr. Grenfell-Gardner is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Grenfell-Gardner’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

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

Mr. Grenfell-Gardner is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition. Further, Mr. Grenfell-Gardner is entitled to payment of six months of severance plus a pro-rata portion of his bonus, if he is terminated without cause. Mr. Grenfell-Gardner’s employment agreement further provides for payments upon certain other types of employment termination events, including a change in control, as further set forth in his employment agreement.

Jenniffer Collins. Jenniffer Collins commenced serving as our Chief Financial Officer, Secretary and the Company’s Principal Financial and Accounting Officer, effective July 21, 2011.

Ms. Collins will be entitled to participate in certain of our benefit programs on the same terms and conditions generally provided by us to our executive employees. Ms. Collins will also be eligible to receive an annual performance bonus for each calendar year during the term of her employment, which may be payable in either, cash, stock options and/or restricted stock. Ms. Collins’ target bonus will be equal to 30% of her base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by our Compensation Committee. In January 2012, the Board of Directors approved a bonus of $20,177 for Ms. Collins.

Ms. Collins is also subject to certain restrictive covenants as set forth in her employment agreement, including confidentiality, non-solicitation and non-competition. Further, Ms. Collins is entitled to payment of six months of severance plus a pro-rata portion of her bonus, if she is terminated without cause. Ms. Collins’s employment agreement further provides for payments upon certain other types of employment termination events, including a change in control, as further set forth in her employment agreement.

Former Executive Officers

Charles E. Moore. Charles E. Moore ceased to be employed by the Company as Chief Executive Officer and resigned as a member of the Company’s Board, effective July 30, 2012. In connection with Mr. Moore’s departure from the Company, the Company entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) dated August 14, 2012 with Mr. Moore, consistent with the terms of Mr. Moore’s employment agreement. The Separation Agreement provides that the Company shall pay Mr. Moore $138,680 as a separation payment, with such amount to be paid ratably over a 6 month period on each regular payroll payment date during such period.

Also, in the Separation Agreement, Mr. Moore agreed to provide the Company with a general release, and Mr. Moore agreed to certain restrictive covenants, and reconfirmed his agreement to the confidentiality, non-competition and non-solicitation covenants set forth in his employment agreement with the Company, after the Separation Date.

Director Compensation

Director Options. In September 1999, our Board of Directors adopted the 1999 Director Stock Option Plan, which we refer to as the 1999 Plan. Under the 1999 Plan, on January 2 of each year, (i) each non-employee director is granted a stock option to purchase 15,000 shares of our common stock; and (ii) each of the Chairmen of the Audit Committee and the Organization and Compensation Committee is granted additional stock options to purchase 15,000 and 10,000 shares of our common stock, respectively. Additionally, under the 1999 Plan, each newly elected director will receive a stock option grant to purchase 15,000 shares of our common stock at the time of his or her election. All of such options will be granted at an exercise price equal to the closing price of our common stock on the NYSE:MKT on the date of grant. All options granted under the 1999 Plan become 100% vested 12 months after the date of grant.

Director Fees. During 2009, the directors unanimously adopted a non-employee director compensation program which provides for equity grants to our non-employee directors under, pursuant to and in the amounts that were provided for in the original 1999 Plan as set forth above. The board of directors also approved the payment of an annual cash retainer of $25,000, payable quarterly, to each non-employee director and a one-time grant of an option to purchase an additional 15,000 shares of our common stock to a non-employee director when he or she joins the Board of Directors (in addition to the similar 15,000 share grant pursuant to the 1999 Plan) pursuant to such program. This one-time award is granted to non-employee directors who join the Board of Directors after April 7, 2010. Ms. Erony and Mr. Gale have indicated that they will voluntarily defer any cash compensation otherwise due to them on account of director fees unless, until and only in the event that we return to profitability. In 2010, the Board of Directors reduced the annual grant to the Chairman of the Audit Committee from an option to purchase 15,000 shares of common stock to an option to purchase 10,000 shares of common stock. In 2012, the Board of Directors increased the annual grant to the Chairman of the Audit Committee from an option to purchase 10,000 shares of common stock to an option to purchase 20,000 shares of common stock and increased the annual grant to the Chairman of the Organization and Compensation Committee from an option to purchase 10,000 shares of common stock to an option to purchase 15,000 shares of common stock. In addition, the Chairperson of the Board will receive an annual grant of an option to purchase 20,000 shares of common stock.

2012 Director Compensation

Name of Director	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2) (3)	Total ($)

James C. Gale	25,000(4)	5,438	30,438(4)
Narendra N. Borkar	25,000	10,876	35,876
Michael Hemric	25,000	9,063	34,063
Joyce Erony	25,000(4)	12,689	37,689(4)
Bhaskar Chaudhuri	25,000	12,689	37,689

(1)

The amounts reflected in this column represent the fair value of the awards on the date of grant, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“FASB ASC Topic 718”).

(2)

As of December 31, 2012, the aggregate amount of shares of common stock that can be acquired by each director pursuant to outstanding option awards are as follows: James C. Gale, 90,000 shares; Narendra N. Borkar, 105,000 shares; Michael Hemric, 75,000 shares; Joyce Erony, 60,000 shares and Bhaskar Chaudhuri 60,000 shares.

(3)

We issued the options in this column at an exercise price equal to the closing price of our common stock on the date of the grant. We valued these options using a Black-Scholes model. In the model, we used an expected life of 3.2 years to value the ten (10) year options that we issued. We used an interest rate equal to the yield on treasury bonds that have approximately 3.2 years remaining until maturity and uses the volatility of our stock price over a period that is approximately 3.2 years prior to the grant date.

(4)

Ms. Erony and Mr. Gale voluntarily deferred the cash compensation otherwise due to them on account of director fees unless, until and only in the event that the Company returns to profitability.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 31, 2013, with respect to the beneficial ownership of our common stock, Series A Preferred Stock and Series C Preferred Stock held by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, Series A Preferred Stock or Series C Preferred Stock; (ii) each director; (iii) each of our Named Executive Officers (which for purposes of this Proxy Statement means those executive officers listed in the Summary Compensation table in this Proxy Statement) and (iv) all current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of our capital stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2013 are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding those options or warrants, but are not deemed outstanding for calculating the percentage of any other person. Percentage of beneficial ownership of our common stock, Series A Preferred Stock and Series C Preferred Stock is based upon 43,132,745 shares of our common stock, 50 shares of our Series A Preferred Stock, and 1,550 shares of our Series C Preferred Stock outstanding as of March 31, 2013, respectively. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o IGI Laboratories, Inc., 105 Lincoln Avenue, Buena, New Jersey 08310.

	Common Stock		Series A Preferred Stock (1)		Series C Preferred Stock (2)
Names of Beneficial Owners	Number	Percentage of Common Stock	Number	Percentage of Series A Preferred Stock	Number	Percentage of Series C Preferred Stock	Percentage of Combined Voting Power of IGI (3)
5% Stockholders

Signet Healthcare Partners (4) (5)	16,031,006	37.17%	—	—	675 (5)	43.50%	36.39%
Amzak Capital Management, LLC (6)	4,261,076	9.88%	—	—	—	—	9.22%
Stephen J. Morris (7)	2,843,849	6.59%	—	—	—	—	6.15%
Frank Gerardi (8)	3,300,401	7.65%	—	—	—	—	7.14%
Edward B. Hager, M.D. & Jane Hager (9)	2,932,147	6.80%	—	—	50	3.20%	6.52%

Other Current Directors and Executive Officers Named in the Summary Compensation Table
Jason Grenfell-Gardner (10)	35,000	0.08%	—	—	—	—	0.08%
Joyce Erony (4)(11)	16,113,855	37.31%	—	—	675	43.50%	34.00%
James Gale (4)(12)	16,225,630	37.54%	—	—	675	43.50%	34.18%
Narendra Borkar(13)	105,000	0.24%	—	—	—	—	0.00%
Michael Hemric (14)	98,522	0.23%	—	—	—	—	0.05%
Bhaskar Chaudhuri (15)	60,000	0.14%	—	—	—	—	0.00%
Jenniffer Collins (16)	75,000	0.17%	—	—	—	—	0.00%

All current executive officers and directors as a group (7 persons) (4)(5)(10)(11)(12)(13)(14)(15)(16)	16,682,001	38.33%	—	—	675 (5)	43.50%	36.51%

* Less than 1%

(1)

For matters on which the holders of Series A Preferred Stock vote together as a single class with the holders of common stock and Series C Preferred Stock, each holder of shares of our Series A Preferred Stock is entitled to a number of votes for each share of Series A Preferred Stock held by such holder equal to the number of shares of common stock into which such share of Series A Preferred Stock is then convertible. Currently, each share of Series A Preferred Stock is convertible into 10,000 shares of our common stock. Such conversion ratio may be adjusted from time to time pursuant to customary adjustment features as set forth in the Certificate of Designation for the Series A Preferred Stock. The holders of our Series A Preferred Stock would vote as a separate class with respect to any change to the rights, designations, and preferences of the Series A Preferred Stock. On all other matters, holders of our common stock, Series A Preferred Stock and Series C Preferred Stock will vote together as a single class. As of March 31, 2013 and April 9, 2013, holders of our Series A Preferred Stock are entitled to an aggregate of 500,000 votes.

(2)

For matters on which the holders of Series C Preferred Stock vote together as a single class with the holders of common stock and Series A Preferred Stock, each holder of shares of our Series C Preferred Stock is entitled to a number of votes for each share of Series C Preferred Stock held by such holder equal to the number of shares of common stock into which such share of Series C Preferred Stock is then convertible. As of March 31, 2013, each share of Series C Preferred Stock was convertible into shares of common stock equal to (i) 1,000 plus any accrued and unpaid dividends, divided by (ii) $0.69. Such conversion ratio may be adjusted from time to time pursuant to customary adjustment features as set forth in the Certificate of Designation for the Series C Preferred Stock. As long as any shares of C Preferred Stock are outstanding, without the affirmative vote or consent of the holders of at least a majority of the shares of Series C Preferred Stock, voting separately as a class, we shall not (i) authorize, create, or issue any class or series of capital stock ranking, either as to payment of dividends, distributions of assets upon liquidation or otherwise, or redemptions, prior to or on parity with the Series C Preferred Stock and (ii) authorize any redemptions or repurchases of common stock, or repurchase or redeem any common stock, except in limited circumstances, for repurchases or redemptions of common stock from employees upon their termination of employment with us. As of April 9, 2013, holders of our Series C Preferred Stock were entitled to an aggregate of 2,587, 333 votes.

(3)

The percentage of the combined voting power of IGI set forth in this column represents the voting power of the stockholder as of April 9, 2013 and is based on 43,132,745 shares of common stock outstanding as of April 9, 2013 and entitled to 43,132,745 votes, 50 shares of Series A Preferred Stock outstanding as of April 9, 2013 and entitled to 500,000 votes and 1,550 shares of Series C Preferred Stock outstanding as of April 9, 2013 and entitled to 2,587,333 votes.

(4)

Information is partially based on a Schedule 13D filed on December 11, 2012. Includes securities held directly by Life Sciences Opportunities Fund (Institutional) II, L.P. (“LOF Institutional”) and Life Sciences Opportunities Fund II, L.P. (“LOF” and collectively with LOF Institutional, the “Funds”) and indirectly by Signet Healthcare Partners, LLC (“General Partner”), the general partner of each of the Funds, James C. Gale, a director of ours, and the chief investment officer, a manager and member of the General Partner, the controlling member of the General Partner, SMW Investments I, LLC (“SMW”), Joyce Erony, a director of ours and a managing director of the General Partner. The General Partner, Mr. Gale, SMW and Ms. Erony disclaim beneficial ownership of the reported securities except to the extent of their pecuniary interest therein, if any. The address of each filer is Carnegie Hall Tower, 152 West 57 th Street, 19 th Floor, New York, NY 10019, except SMW, which is 600 Travis, Suite 5900, Houston, Texas 77002. Includes 338,182 shares of Common Stock issuable upon exercise of a stock purchase warrant at a price of $1.21 per share expiring on December 8, 2015, held by SMW.

(5)

Includes 102 shares of Series C Preferred Stock held by LOF and 573 shares of Series C Preferred Stock held by LOF Institutional.

(6)

Information is based on a Schedule 13G filed on January 15, 2013.

(7)

Information is partially based on a Form 4 filed on July 7, 2009. Includes 2,546,855 shares which Mr. Morris owns jointly with his wife and 200 shares owned directly by his wife. Excludes 160,765 shares, which are owned by Mr. Morris’ children as Mr. Morris disclaims beneficial ownership of such shares due to his children’s attainment of the age of majority.

(8)

Information is based on a Schedule 13G amendment filed on February 6, 2013. Includes 3,300,401 shares of common stock held by Univest Management Inc. Employee Profit Sharing Plan. Mr. Gerardi serves as the trustee of such plan and all shares owned by such plan are for the benefit of Mr. Gerardi. Mr. Gerardi possesses sole power to vote and direct the disposition of all of the securities held by the Univest Management Inc. Employee Profit Sharing Plan.

(9)

Information is based on a Schedule 13G filed on February 12, 2013. Information includes (i) 13,103 shares of common stock held directly by Ms. Hager, (ii) 200,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 31, 2013, (iii) 681,139 shares of common stock and 50 shares of Series C Convertible Preferred Stock held by the Jane E. Hager Trust of 1990, (iv) 818,393 shares of common stock held by the Hager Family Trust. Jane E. Hager and Edward B. Hager are co-trustees of the Hager Family Trust and share voting and dispositive power over the shares held by the trust and (iv) 1,219,512 shares of common stock are held by Pinnacle Mountain Partners, LLC of which Edward B. Hager and Mrs. Hager share voting and investment power. Mrs. Hager acts as sole trustee and has sole voting and dispositive power over the shares held by the Jane E. Hager Trust of 1990.

(10)

Includes 25,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 31, 2013.

(11)

Includes 22,849 shares of common stock held by Ms. Erony and 60,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 31, 2013.

(12)

Includes 14,624 shares of common stock held by Mr. Gale and 90,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 31, 2013.

(13)

Includes 105,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 31, 2013.

(14)

Includes 23,522 shares of common stock held by Mr. Hemric and 75,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 31, 2013.

(15)

Includes 60,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 31, 2013.

(16)

Includes 75,000 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after March 31, 2013.

Item 13. Certain Relationships and Related Transactions

Other than compensation agreements and other arrangements which are described in the “Director Compensation” and “Executive Compensation” sections of this proxy statement, during our last two fiscal years, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

2012 Private Placement

On December 21, 2012, we closed a $2,000,000 private placement (the “Offering”) with Amzak Capital Management, LLC (the “Investor”). Pursuant to the terms of a Securities Purchase Agreement entered into with the Investor (the “Purchase Agreement”) on December 20, 2012, we issued to the Investor (i) 1,965,740 shares of our common stock, par value $0.01 per share, held in treasury (the “Shares”), and (ii) a ten-year warrant to purchase up to an aggregate of 387,201 shares of our common stock, with an exercise price of $0.01 per share (the “Warrants”). The Warrants are exercisable immediately. We used the proceeds from this Offering to for general working capital as well as the acquisition of econozale nitrate cream 1% which was purchased on February 1, 2013.

In connection with the Offering, we also entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of December 20, 2012, with the Investor, relating to the registration of the Shares, the Warrants and the shares of common stock issuable upon the exercise of the Warrants, issued in connection with the Offering (the “Registrable Shares”). The Registration Rights Agreement provides that we will file a “resale” registration statement (the “Initial Registration Statement”) covering all of the Registrable Shares within six months of the date of the Registration Rights Agreement and that such Initial Registration Statement shall be declared effective within nine months of the date of the Registration Rights Agreement, subject to certain limitations. Further, the Company has agreed to pay the Investor specified cash payments as partial liquidated damages in the event the Initial Registration Statement is not declared effective by the Securities and Exchange Commission within the specified timeframe.

Policies and Procedures Regarding Review, Approval, or Ratification of Related Person Transactions

The Audit Committee is responsible for reviewing and approving the terms and conditions of all related person transactions. In carrying out its responsibilities, the Audit Committee reviews and considers information regarding the related person transaction as it deems appropriate under the circumstances, which may include information such as the related person’s interest in the transaction, the approximate dollar value involved in the transaction, whether the transaction was undertaken in the ordinary course of business, whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party and the purpose of, and the potential benefits to us of, the transaction. The Audit Committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is not inconsistent with our best interests.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Auditors

The following table sets forth the aggregate fees paid by us for the audit and other services for the fiscal years 2012 and 2011 to our independent auditors:

	2012	2011

Audit Fees (1)	$189,000	$206,325
Audit-Related Fees (2)	—	$ 23,625
Tax Fees	—	—
All Other Fees	—	—
Total	$189,000	$229,950

(1)

These are fees for professional services rendered for the audit of our 2012 and 2011 financial statements and review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees consist of fees billed for professional services rendered for audit-related services including consultation on compliance related matters and for professional services associated with our filing of registration statements on Form S-3 and Form S-8.

Representatives of EisnerAmper LLP attended all meetings of the Audit Committee in 2012. The Audit Committee pre-approves and reviews all audit services performed by our independent auditors as well as the fees charged by our independent auditors for such services. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the auditors’ independence. EisnerAmper LLP did not perform any non-audit services for us during fiscal years 2012 or 2011.

PART IV

Item 15. Exhibits

See the following list of exhibits below which exhibits are filed as part of this Annual Report on Form 10-K/A. We are incorporating by reference to our previous SEC filings certain exhibits filed as part of this Annual Report on Form 10-K/A. The location of each such exhibit in the previous filing is indicated in parentheses.

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

(4.6)	IGI Laboratories, Inc. Securities Purchase Agreement in favor of Amzak Capital Management, LLC, dated December 20, 2012.
(10.1)#	IGI, Inc. 1998 Directors Stock Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).

(10.2)#	IGI, Inc. 1999 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342, filed June 30, 2009).
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

(10.34)

Registration Rights Agreement dated as of December 20, 2012 by and between IGI Laboratories, Inc. and Amzak Capital Management, LLC (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 28, 2013).

(21)	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed April 14, 2000).
(23.1)	Consent of EisnerAmper LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on March 28, 2013).
(31.1)

Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on March 28, 2013).

(31.1.1*)	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)

Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on March 28, 2013).

(31.2.1*)

Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)

Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on March 28, 2013).

(32.2)

Certification of the President Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed on March 28, 2013).

(101)

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K filed on March 28, 2013).

* Filed herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:		IGI Laboratories, Inc.

April 30, 2013	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Jason Grenfell-Gardner	Director, President and Chief Executive Officer	April 30, 2013
Jason Grenfell-Gardner	(Principal Executive Officer)

/s/ Jenniffer Collins	Chief Financial Officer	April 30, 2013
Jenniffer Collins	(Principal Financial and Accounting Officer)

/s/ Joyce Erony	Director	April 30, 2013
Joyce Erony

/s/ James Gale	Director	April 30, 2013
James Gale

/s/ Michael Hemric	Director	April 30, 2013
Michael Hemric

/s/ Narendra Borkar	Director	April 30, 2013
Narendra Borkar

/s/ Bhaskar Chaudhuri	Director	April 30, 2013
Bhaskar Chaudhuri