Form 10-Q
period 2013-03-31
IGI LABORATORIES, INC
filed 2013-05-15
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐    No ☑

The number of shares outstanding of the issuer's common stock is 43,233,445 shares as of May 10, 2013.

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Product sales, net	$ 3,467	$ 1,510
Research and development income	159	308
Licensing, royalty and other revenue	57	14
Total revenues	3,683	1,832

Costs and Expenses:
Cost of sales	2,575	1,366
Selling, general and administrative expenses	679	659
Product development and research expenses	658	471
Total costs and expenses	3,912	2,496
Operating loss	(229)	(664)
Interest income (expense) and other, net	(28)	(71)

Net Loss	$ (257)	$ (735)

Basic and diluted loss per share	$ (0.01)	$ (0.02)

Weighted average shares of common stock outstanding:
Basic and diluted	42,933,146	39,500,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31, 2013	December 31, 2012*
ASSETS
Current assets:
Cash and cash equivalents	$646	$2,536
Accounts receivable, net	3,123	1,577
Inventories	2,040	1,773
Prepaid expenses and other receivables	452	253
Total current assets	6,261	6,139
Property, plant and equipment, net	2,657	2,691
Product acquisition costs	1,426	-
Restricted cash, long term	54	54
License fee, net	275	300
Debt issuance costs, net	92	100
Other	155	143
Total assets	$10,920	$9,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$877	$1,091
Accrued expenses	1,460	820
Deferred income, current	127	48
Capital lease obligation, current	17	17
Total current liabilities	2,481	1,976

Note payable, bank	2,000	1,000
Deferred income, long term	18	20
Capital lease obligation, long term	-	4
Total liabilities	4,499	3,000

Commitments and contingencies

Stockholders’ equity: Series A Convertible Preferred stock, liquidation preference - $500,000 at March 31, 2013 and December 31, 2012	500	500
Series C Convertible Preferred stock, liquidation preference - $1,783,349 at March 31, 2013 and $1,764,240 at December 31, 2012	1,517	1,517
Common stock	451	446
Additional paid-in capital	47,655	47,409
Accumulated deficit	(43,702)	(43,445)
Total stockholders’ equity	6,421	6,427
Total liabilities and stockholders' equity	$10,920	$9,427

The accompanying notes are an integral part of the consolidated financial statements.

* Derived from the audited December 31, 2012 financial statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(257)	$(735)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	94	83
Amortization of license fee	25	25
Stock-based compensation expense	57	77
Provision for write down of inventory	12	12
Amortization of debt issuance costs	8	40
Changes in operating assets and liabilities:
Accounts receivable	(1,546)	(370)
Inventories	(279)	(16)
Prepaid expenses and other current assets	(211)	120
Accounts payable and accrued expenses	426	97
Deferred income	77	195
Net cash used in operating activities	(1,594)	(472)

Cash flows from investing activities:
Capital expenditures	(60)	(139)
Deposits for capital expenditures	-	(115)
Product acquisition costs	(1,426)	-
Net cash used in investing activities	(1,486)	(254)

Cash flows from financing activities:
Proceeds from note payable, bank	1,000	-
Principal payments on capital lease obligation	(4)	(9)
Costs related to stock issuance	(42)	-
Proceeds from exercise of common stock warrants	236	9
Net cash provided by financing activities	1,190	-

Net decrease in cash and cash equivalents	(1,890)	(726)
Cash and cash equivalents at beginning of period	2,536	2,914
Cash and cash equivalents at end of period	$646	$2,188

Supplemental cash flow information:
Cash payments for interest	$9	$19
Cash payment for taxes	8	7
Equipment financed through capital lease	-	30

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2013

(in thousands, except share information)

	Series A Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2012 (Audited)	50	$ 500	1,550	$ 1,517	42,705,032	$ 446	$ 47,409	$ (43,445)	$ 6,427

Stock based compensation expense – stock options							52		52
Stock based compensation expense – restricted stock							5		5
Stock warrants exercised					427,713	5	231		236
Costs related to stock issuance							(42)		(42)
Net loss	-	-	-	-	-	-	-	(257)	(257)

Balance, March 31, 2013 (Unaudited)	50	$ 500	1,550	$ 1,517	43,132,745	$ 451	$ 47,655	$ (43,702)	$ 6,421

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated balance sheet as of December 31, 2012 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

1.	Organization

IGI Laboratories, Inc. is a Delaware corporation formed in 1977. The Company’s office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. The Company is a developer, manufacturer, and marketer of topical formulations. The Company’s goal is to become a leader in the generic topical pharmaceutical market. In its own label, the Company sells generic topical pharmaceutical products that are bioequivalent to their brand name counterparts. The Company also provides development, formulation, and manufacturing services to the pharmaceutical, over-the-counter (OTC), and cosmetic markets. The Company’s strategy is based on three initiatives:

	•	Manufacturing, developing, and marketing a portfolio of generic pharmaceutical products in our own label in topical dosage forms;
	•	Increasing the Company’s current contract manufacturing and development business; and
•

Creating unique opportunities through the acquisition of additional intellectual property, and the expansion of the use of the Company’s existing intellectual property, including its licensed Novasome® technology.

In December, 2012, the Company completed implementation of its commercial infrastructure and launched its first generic topical pharmaceutical products under the IGI label. The Company is now actively marketing three IGI label products. The remainder of product sales are private labeled under contract manufacturing agreements. The Company has filed ten Abbreviated New Drug Applications, or ANDAs, with the United States Food and Drug Administration, or FDA. As discussed in Note 10, on February 1, 2013, the Company acquired product rights to econozale nitrate cream 1%. The Company performs all of its product development and manufacturing at its 25,000 square foot facility in Buena, New Jersey.

2.	Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $646,000 at March 31, 2013, the $1,000,000 available under the $3,000,000 credit facility detailed below and cash from operations. The Company sustained net losses of $257,000 and $735,000 for the three months ended March 31, 2013 and 2012, respectively, and had working capital of $3,780,000 at March 31, 2013.

The Company’s business operations have been primarily funded over the past four years through private placements of its capital stock. The Company raised an aggregate of $2,000,000 through private placements of equity with accredited investors in 2012, $7,213,000 in 2010 and $5,304,000 in 2009 principally from private equity investors. The use of proceeds is intended for general working capital needs as well as the acquisition of econozale nitrate cream 1% which was purchased on February 1, 2013. The Company purchased a product and certain product rights which are expected to provide contribution to its gross profit in 2013 (See Note 10). In August 2012, the Company also entered into a $3,000,000 line of credit (See Note 8). In February 2013, the Company drew down an additional $1,000,000 from the available credit facility. As of March 31, 2013, the outstanding balance on the line of credit was $2,000,000. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may be accomplished via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that its existing capital resources will be sufficient to support its current business plan and operations for at least the next twelve months.

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

Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the three months ended March 31, 2013 and 2012, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock and the conversion of preferred stock, which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 6,160,610 for 2013 and 5,797,638 for 2012.

Revenue Recognition

The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred or contractual services rendered, the sales price is fixed or determinable, and collection is reasonably assured in conformity with ASC 605, Revenue Recognition.

The Company derives its revenues from three basic types of transactions: sales of its own generic pharmaceutical topical products, sales of manufactured product for its customers, and research and product development services performed for third parties. Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition policies for each.

IGI Product Sales: The Company records revenue from IGI product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer.

Revenue and Provision for Sales Returns and Allowances

As customary in the pharmaceutical industry, the Company’s gross product sales from IGI label products are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of products, an estimate of sales returns and allowances (“SRA”) is recorded, which reduces product sales. Accounts receivable and/or accrued expenses are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. Currently these provisions are based on industry standards and current contract sales terms with direct and indirect customers. Over time, these provisions will be adjusted as estimates will be based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company will use a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. These will include periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company will validate the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 90% - 95% of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses.

Gross-To-Net Sales Deductions
	Q1 2013	Q1 2012

Gross IGI product sales	$ 2,266	$ -
Chargebacks	660	-
Sales discounts and other allowances	190	-
Gross to net adjustments	$ 850	-

Net IGI product sales	$ 1,416	-

Accounts receivable are presented net of SRA balances of $0.8 million and $0 at March 31, 2013 and 2012, respectively. Accounts payable and accrued expenses include $0.3 million and $0 at March 31, 2013 and 2012, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $0.3 million, and $0 for the three months ended March 31, 2013, and 2012 respectively were included in cost of goods sold. In addition, in connection with the three products we currently manufacture, market and distribute in our own label, in accordance with an agreement entered into in December of 2011, we are required to pay a royalty calculated based on net sales to one of our pharmaceutical partners. In accordance with the agreement, net sales excludes fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.5 million and $0 at March 31, 2013 and 2012, respectively, related to these royalties. Royalty expense of $0.5 million and $0 was included in cost of goods sold for the three months ended March 31, 2013 and 2012, respectively.

Product Sales: The Company recognizes revenue when title transfers to its customers, which is generally upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products. Sales of the IGI labeled products are recognized when received by the customer. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended March 31, 2013, four of our customers accounted for 70% of our revenue. For the three months ended March 31, 2012, four of our customers accounted for 90% of our revenue. One of these customers is the same for both periods. Accounts receivable related to the Company’s major customers comprised 63% of all accounts receivable as of March 31, 2013. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements for the three months ended March 31, 2013 that have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at March 31, 2013 and December 31, 2012 consist of:

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 1,842	$ 1,673
Work in progress	60	26
Finished goods	138	74
Total	$ 2,040	$ 1,773

5.	Stock-Based Compensation

Under the 1998 Directors Stock Plan, as amended, 600,000 shares of the Company’s common stock are authorized under the plan and reserved for issuance to non-employee directors, in lieu of payment of directors’ fees in cash. In November 2009, the Company’s Board of Directors approved the elimination of payment of directors’ fees in stock under this plan beginning in the fourth quarter of 2009.

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 2,179,798 options have been granted to non-employee directors through March 31, 2013 and 727,782 of those have been forfeited through March 31, 2013 and returned to the option pool. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Equity Incentive Plan to increase the number of shares of common stock available for grant under such plan by adding 2,000,000 shares of common stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of March 31, 2013, options to purchase 1,895,500 shares of common stock were outstanding under the 2009 Plan and 1,149,000 shares of restricted stock had been granted under the 2009 Plan, 230,420 of those have been forfeited through March 31, 2013 and returned to the pool.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the three months ended
March 31, 2013

Expected volatility	37.9% - 38.3%
Expected term (in years)	3.2 years
Risk-free rate	0.39%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of March 31, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding as of January 1, 2013	2,606,500	$1.10
Issued	140,000	$1.04
Exercised	-	-
Forfeited	(25,000)	$1.74
Expired	-	-
Outstanding as of March 31, 2013	2,721,500	$1.09

Exercisable as of March 31, 2013	1,062,671	$1.17

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2013 was $0.28.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2013:

Outstanding:
				Weighted Average
Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life

$0.55	$1.00	218,000	$0.76	5.58
$1.01	$1.50	2,353,500	$1.08	8.28
$1.51	$1.68	150,000	$1.67	7.75
Total		2,721,500	$1.09	8.04

Exercisable:
		Stock Options	Weighted Average
Range of Exercise Prices		Exercisable	Exercise Price

$0.55	$1.00	212,000	$0.75
$1.01	$1.50	700,671	$1.19
$1.51	$1.74	150,000	$1.67
Total		1,062,671	$1.17

As of March 31, 2013, the intrinsic value of the options outstanding is $1,687,535 and the intrinsic value of the options exercisable is $576,463. There were no options exercised during the three months ended March 31, 2013. As of March 31, 2013, there was approximately $402,000 of total unrecognized compensation cost that will be recognized through December 2015 related to non-vested share-based compensation arrangements granted under the equity plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $4,900 and $56,500 of compensation expense during the three months ended March 31, 2013 and 2012, respectively, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At March 31, 2013, the Company had approximately $16,300 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from April 2013 through January 2014.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2013	29,334	$ 1.00

Changes during the period:
Shares granted	-	-
Shares vested	-	-
Shares forfeited	-	-

Non-vested balance at March 31, 2013	29,334	$ 1.00

6.	Income Taxes

As a result of the Company’s history of continuing tax losses, the Company does not have a current tax provision and has recorded a full valuation allowance against its net deferred tax asset. The Company has not recorded a liability for unrecognized tax benefits at March 31, 2013 and no significant changes are expected in the next twelve months. The tax years 2009-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

There was no accrued interest related to unrecognized tax benefits at March 31, 2013.

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

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusively use of the Novasome® lipid vesicle encapsulation and certain other technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $25,000 related to this agreement for each of the three month periods ended March 31, 2013 and 2012.

8.	Note Payable - Bank

On August 31, 2012, IGI Laboratories, Inc. and its subsidiaries, Igen, Inc. and IGI Labs, Inc., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Square 1 Bank (the “Lender”) pursuant to which the Lender agreed to extend credit facilities to the Company (the “Financing”). The Company drew down $1,000,000 in principal amount on August 31, 2012 and $1,000,000 in principal amount on February 5, 2013.

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

In accordance with the Loan and Security Agreement, the Company must maintain a liquidity ratio of at least 1.25 to 1.00 (the “LQR Threshold”), provided that the LQR Threshold shall be reduced to 1.00 to 1.00 so long as the Company has achieved minimum Revenue, measured monthly on a trailing three month basis, of at least the amounts listed in the document for the corresponding reporting periods. To further clarify, if at any time the Company is not in compliance with the minimum revenue amounts set forth below, the LQR Threshold shall be increased to 1.25 to 1.00. “Liquidity” means the sum of: (i) unrestricted cash in bank plus (ii) the Borrowing Base (the amount drawn to date). In accordance with the Loan and Security Agreement, liquidity ratio means the ratio of Liquidity to all Indebtedness to the Lender (but excluding any Indebtedness to the Lender which is secured by cash held in a segregated deposit account at the Lender).

In connection with the Financing, the Company paid in full its existing credit facility with Amzak Capital Management, LLC (see Note 9 below) and executed a Release and Termination Note and Credit Agreement with Amzak Capital Management, LLC to release the Company from any future obligations under the Credit Agreement executed on December 21, 2010 (the “Amzak Credit Facility ”).

9.	Stock Warrants

Stock Warrants activity for the quarters ended March 31, 2013 and 2012 consisted of:

	2013		2012
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning balance	782,259	$0.85	1,235,877	$0.35

Stock warrants granted	-	-	-	-
Stock warrants expired	-	-	-	-
Stock warrants exercised	(427,713)	0.55	-	-

Ending balance	354,546	$1.21	1,235,877	$0.35

In connection with the private placement of the Company’s Common Stock on December 8, 2010, the Company granted common stock warrants to purchase 338,182 and 16,364 shares, respectively, to each of its two placement agents for $1.21 per share which expire on December 8, 2015. In connection with the private placement of the Company’s common stock in 2012, the Company granted common stock warrants to purchase 387,201 shares for $0.01 per share, which expire December 2022.

In addition, the Company executed as of December 31, 2012 a settlement agreement with Amzak Capital Management, LLC in connection with a common stock purchase warrant issued to Amzak on December 21, 2012 under which the Company issued a ten-year warrant to purchase up to 427,713 shares of the Company’s common stock, with an exercise price of $0.55 per share. The warrants were exercised in full on February 8, 2013. The amount of the fair value of the warrant issued was $209,000, and included as interest expense in 2012, as it related to the credit agreement which was terminated in August of 2012.

10.	Asset Purchase Agreement

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

In consideration for the purchase of the assets pursuant to the Purchase Agreement, the Company paid Prasco $1.4 million in cash and will be required to pay an additional aggregate of $400,000 upon the occurrence of certain milestone events (the “Milestone Payment”). The Milestone Payment is secured by a first-priority security interest in the acquired assets under the Purchase Agreement. The transaction is accounted for as a purchase of the product and product rights, and as such the initial payment and related costs to acquire the asset are included as part of product acquisition costs totaling $1.4 million. Upon the completion of the milestone payment, the Company will capitalize the remaining milestone payment and related acquisition costs and amortize the costs over the useful life of the acquired product and product rights.

Under and subject to the terms and conditions of the Purchase Agreement, Prasco will continue to distribute the Product during a six-month period following the closing of the Purchase Agreement or for a shorter period if the Company has completed the technical transfer of the Product and begun manufacturing the Product under its own label. The Company expects sales of the product in the third quarter of 2013.

In addition, the Purchase Agreement contains certain non-compete restrictions preventing Prasco from selling the Product in United States for a period of seven years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which we operate, our inability to meet current or future regulatory requirements in connection with existing or future ANDAs, our inability to achieve profitability, our failure to obtain FDA approvals as anticipated, our inability to execute and implement our business plan and strategy, the potential lack of market acceptance of our products, our inability to protect our intellectual property rights, changes in global political, economic, business, competitive, market and regulatory factors, our inability to complete successfully future product acquisitions, levels of industry research and development spending, our ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in our filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

•

Increasing our current contract manufacturing and development business; and

•

Creating unique opportunities through the acquisition of additional intellectual property, and the expansion of the use of our existing intellectual property, including our licensed Novasome® technology.

In December, 2012, we completed the implementation of our commercial infrastructure and launched our first generic topical pharmaceutical products under the IGI label. We now market three products under our own label. We have filed ten Abbreviated New Drug Applications, or ANDAs, to date with the United States Food and Drug Administration, or FDA, for additional pharmaceutical products. We filed one application in September 2010, January 2011 and December 2011, we filed two applications in November 2011, two applications in June 2012, one in November 2012, one in January 2013, and one in April 2013. All of the submissions are for generic prescription drugs. We will continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file six ANDAs per year through our internal research and development program. There is no assurance we will obtain FDA approvals. We will also seek to license or acquire further products, intellectual property, or ANDAs to expand our portfolio. On February 1, 2013, we acquired assets and intellectual property, including an ANDA, for econazole nitrate cream 1%.

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

Recent Events

The Company filed two Abbreviated Drug Application, or ANDA, with the U.S. Food and Drug Administration (FDA), one in January 2013 and one in April 2013.

In February 2013, the Company executed a three year turnkey supply agreement with a total of $3.0 million of minimum purchases over the contract lifespan. The products to be manufactured under this agreement include the use of Novasome® technology.

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The Company had a net loss of $257,000, or $0.01 per share, for the three months ended March 31, 2013, compared to $735,000, or $0.02 per share, in the comparable period for 2012, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2013	2012	$ Change	% Change
Product sales	$ 3,467	$ 1,510	$ 1,957	130%
Research and development income	159	308	(149)	(48)%
Licensing, royalty and other revenue	57	14	43	307%
Total Revenues	$ 3,683	$ 1,832	$ 1,851	101%

The increase in product sales for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the launch of our own generic pharmaceutical product line, in addition to increased product sales to one of our major pharmaceutical customers, which was only partially offset by decreased sales to one of our cosmetic customers and one of our pharmaceutical customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. The decrease in research and development income during the three months ended March 31, 2013 as compared to the same period in 2012 is attributable primarily to three new customer relationships with pharmaceutical partners established at the end of 2011 and the beginning of 2012. We completed several site transfers, formulation services, 510 (k) submissions for medical devices and filing of two ANDAs for these customers in 2012. Licensing, royalty and other revenue increased due to an increase in other revenue while licensing and royalty revenue remained the same.

Costs and expenses (in thousands):

	2013	2012	$ Change	% Change
Cost of sales	$ 2,575	$ 1,366	$ 1,209	89%
Selling, general and administrative	679	659	20	3%
Product development and research	658	471	187	40%
Totals costs and expenditures	$ 3,912	$ 2,496	$ 1,416	57%

Cost of sales increased for the three months ended March 31, 2013 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 70% for the three months ended March 31, 2013 as compared to 75% for the three months ended March 31, 2012. Cost of sales as a percentage of total revenue declined as a result of a shift in the mix of our product sales to include greater higher margin pharmaceutical products, and our increase in revenue. We expect cost of sales as a percentage of revenue to decline over time.

Selling, general and administrative expenses for the three months ended March 31, 2013 increased by $20,000 as compared to the same period in 2012. There were increases in salaries and related costs of $33,000, professional fees of $18,000, trade show expenses of $10,000, overhead costs of $17,000 during the three months ended March 31, 2013 as compared to the same period in 2012. These increases were partially offset by a decrease of $59,000 in recruiting fees.

As we created our pharmaceutical foundation, transitioning from a contract manufacturer to a generic topical pharmaceutical company, product development and research expenses for the three months ended March 31, 2013 increased as compared to the same period in 2012. Consistent with our strategy to expand our portfolio of generic prescription topical pharmaceutical products, we increased headcount, which resulted in an increase of $87,000 in salaries and related costs, we increased spending on clinical studies, outside testing and supplies by $54,000 and overhead costs by $11,000. In addition, we incurred approximately $65,000 in fees related to the Generic Drug User Fee Act, and the associated filing of our applications with the FDA. These increases were partially offset by a decrease of $19,000 in consulting fees.

Interest (Expense) Income (in thousands):

	2013	2012	$ Change	% Change
Interest Expense	$ 28	$ 71	$ (43)	(61)%

Interest expense decreased for the three months ended March 31, 2013 as compared to the same period in 2012 due to the lower interest rate on the Note Payable – Bank (see Note 8 to the Company’s Consolidated Financial Statements) that was outstanding for the three months ended March 31, 2013 as compared to the interest rate on the Notes Payable that was outstanding in the comparable period in 2012.

Net loss (in thousands, except per share numbers):

	2013	2012	$ Change	% Change
Net loss	$ (257)	$ (735)	$ (478)	(65)%
Net loss per share	(0.01)	(0.02)	(0.01)	(50)%

The decrease in net loss for the three months ended March 31, 2013 as compared to the same period in 2012 is due to the increase in revenues partially offset by the increases in costs and expenses noted above.

Liquidity and Capital Resources

The Company's operating activities used $1,594,000 of cash during the three months ended March 31, 2013 compared to $472,000 used in the comparable period of 2012. The use of cash for the three months ended March 31, 2013 was a result of the net loss and the changes in operating assets and liabilities, particularly a significant increase in accounts receivable related to the launch of our IGI label products. The use of cash for the three months ended March 31, 2012 was substantially a result of the net loss for the period adjusted for non-cash items.

The Company’s investing activities used $1,486,000 of cash in the three months ended March 31, 2013 compared to $254,000 of cash used in investing activities in the first three months of 2012. The funds used for the period ended March 31, 2013 were for the purchase of econazole nitrate cream (see Note 11 to the Company’s Consolidated Financial Statements) and additional equipment and improvements in the compounding area and packaging and filling lines and the funds used March 31, 2012 were for additional equipment and improvements for the packaging and filling lines and additional equipment and related services for the analytical area.

The Company's financing activities provided $1,190,000 of cash in the three months ended March 31, 2013 compared to $0 provided in the three months ended March 31, 2012. The cash provided for the three month period ended March 31, 2012 was mainly the proceeds of $1,000,000 from the drawdown of the Note Payable (see Note 8 to the Company’s Consolidated Financial Statements) and $236,000 of proceeds from the exercise of warrants to common stock.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $646,000 at March 31, 2013, the $1,000,000 available on the $3,000,000 credit facility detailed in Note 8 and future cash from operations. The Company had working capital of $3,780,000 at March 31, 2013.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources will be sufficient to support our current business plan for at least the next twelve months.

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

Please refer to the Company’s Form 10-K for the year ended December 31, 2012 for a complete list of all Critical Accounting Policies and Estimates. See also Note 3 to the Company’s Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed.

Risks Related to Our Business

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Four of our customers accounted for 70% of our revenue for the three months ended March 31, 2013 and four of our customers accounted for 90% of our revenue for the three months ended March 31, 2012. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last nine years, and no net income has been available to common stockholders during each of these years. As of March 31, 2013, our stockholders’ equity was $6.4 million and we had an accumulated deficit of $44 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the three months ended March 31, 2013, the average daily trading volume of our common stock on the NYSE MKT was approximately 32,000 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

N/A

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1±	Asset Purchase Agreement, dated February 1, 2013, by and between IGI Laboratories, Inc. and Prasco, LLC.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***

The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*

Filed herewith.

**

Furnished herewith.

±

Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.

***

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI Laboratories, Inc.

Date: May 15, 2013	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ Jenniffer Collins
Jenniffer Collins
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1±	Purchase and sale agreement between the Company and Prasco, LLC for the purchase of econazole nitrate cream 1% dated February 1, 2013.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***

The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*

Filed herewith.

**

Furnished herewith.

±

Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.

***

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.