Form 10-Q/A
period 2013-03-31
IGI LABORATORIES, INC
filed 2013-08-09
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for IGI Laboratories, Inc. (the “Company”) for the period ended March 31, 2013, filed with the Securities and Exchange Commission (the “Commission”) on May 15, 2013 (the “Form 10-Q”), is to file a revised redacted version of Exhibit 10.1 included in Item 6 of the Form 10-Q in connection with a Confidential Treatment Request filed with that exhibit. Confidential treatment has been requested from the Commission for certain portions of Exhibit 10.1 under Rule 24b-2.

This Amendment only affects Item 6 of the Form 10-Q; no other changes have been made. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

PART II

OTHER INFORMATION

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

*

Filed herewith.

**

Previously filed on May 15, 2013 with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

IGI Laboratories, Inc.

Date: August 9, 2013	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner President and Chief Executive Officer

Date: August 9, 2013	By:	/s/ Jenniffer Collins
Jenniffer Collins Chief Financial Officer