Form 10-K
period 2013-12-31
IGI LABORATORIES, INC
filed 2014-03-31
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 28, 2013 was approximately $32.5 million.

As of March 25, 2014, there were 47,019,121 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on or about May 27, 2014.

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

Currently, we have two platforms for growth:

•

Manufacturing, developing, and marketing a portfolio of generic pharmaceutical products in our own label in topical dosage forms; and,

•

Increasing our current contract manufacturing and formulation services business.

In addition, we will continue to explore ways to accelerate our growth through the creation of unique opportunities from the acquisition of additional intellectual property, and the expansion of the use of our existing intellectual property, including our licensed Novasome® technology.

In December 2012, we completed the implementation of our commercial infrastructure and launched our first generic topical pharmaceutical products under the IGI label. To date, we have filed fourteen Abbreviated New Drug Applications, or ANDAs, with the United States Food and Drug Administration, or FDA for additional pharmaceutical products. On March 12, 2014, we received our first approval from the FDA for an ANDA. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least ten ANDAs in 2014 through our internal research and development program. We will also seek to license or acquire further products, intellectual property, or ANDAs to expand our portfolio. On February 1, 2013, we acquired assets and intellectual property, including an ANDA, for econazole nitrate cream 1%, which we launched in September 2013.

IGI also develops manufactures, fills, and packages topical semi-solid and liquid products for branded and generic pharmaceutical customers as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema.

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

Recent Developments

We filed five ANDAs in 2013 with the FDA, one in January 2013, one in April 2013, one in July 2013, one in September 2013 and one in October 2013.

In December 2013, we executed a license, development, supply and marketing agreement with a large multi-national pharmaceutical company. In accordance with the confidentiality agreement in place, the name of the company remains undisclosed. The agreement designates us as the developer and manufacturer of a generic topical pharmaceutical drug product, which will be licensed, marketed and distributed in the United States by our partner, or its subsidiaries. The named product in the agreement was developed at IGI. We filed the ANDA associated with the named generic pharmaceutical product. In accordance with the agreement, our partner is required to pay IGI when certain milestones are met related to the filing and approval of the associated ANDA. In addition, in accordance with the agreement, IGI will also receive a share of the profits following the approval and commercialization of the product.

On March 3, 2014, we submitted our first ANDA for 2014 to the FDA, which brought our total number of ANDA submissions to fourteen.

On March 12, 2014, we received our first approval from the FDA for an ANDA. Lidocaine hydrochloride USP 4% topical solution is indicated for the production of topical anesthesia of accessible mucous membranes of the oral and nasal cavities and proximal portions of the digestive tract. Based on November 2013 IMS Health data, the total addressable market for this product is approximately $1.8 million, in which IGI will currently compete with two other manufacturers. IGI originally submitted this ANDA to the FDA in May, 2012.

On March 31, 2014, IGI filed a Form 8-K disclosing that on March 25, 2014, Joyce Erony, a director and the chairperson of the IGI Laboratories, Inc.’s Board of Directors, advised us that she will not stand for re-election as a director at the IGI annual meeting to be held on May 27, 2014. Also included in the 8-K, was the announcement that on March 28, 2014, Michael B. Hemric advised IGI that he will be resigning as a director of the IGI Board of Directors effective April 1, 2014. We have begun the interview process to appoint new directors to IGI’s Board.

Our Services and Products

IGI’s Generic Pharmaceutical Business

IGI has been in the contract manufacturing and development business for several years, offering contract manufacturing and formulation services to its pharmaceutical, OTC, and cosmetic customers. In 2010, we leveraged our existing formulation capabilities and began the transformation from solely a contract manufacturing and development company into a generic pharmaceutical company. The foundation of our generic pharmaceutical business began in September 2010, when we filed our first ANDA with the FDA. From September 2010 to date, we have filed fourteen ANDAs, all for further expansion of our generic topical pharmaceutical portfolio of prescription products. On March 12, 2014, we received our first approval from the FDA for an ANDA. We now have thirteen filings pending at the FDA.

In December of 2011, we executed an agreement with one of our pharmaceutical partners, Medimetriks Pharmaceuticals, Inc. (Medimetriks), a branded specialty pharmaceutical company dedicated to the dermatology market. This agreement included IGI’s appointment as Medimetriks’ authorized generic (AG) distributor for certain products. In order to prepare to launch our first IGI label products, in 2012, we began to build our commercial infrastructure. We finalized all of our state licensing requirements, implemented our procedures with our third-party logistics partner, designed our sales order to cash administrative processes and added our first manager of national accounts to manage our sales. These processes led to the execution of our first contracts with large drug wholesalers, distributors and national retail chains. In October 2012, Medimetriks launched its first three products in its Synalar® (fluocinolone acetonide) line of prescription topical products, and on November 1, 2012, IGI gained authorization to launch generic distribution of certain of these products. In December 2012, we launched our first product, the AG for fluocinolone acetonide topical solution, and in January 2013, we successfully launched the AG for the fluocinolone acetonide ointment and cream.

With the commercial infrastructure and the distribution channels in place, and three products successfully launched, we executed a product acquisition to expand our portfolio. On February 1, 2013, we acquired assets and intellectual property, including an ANDA, for econazole nitrate cream 1% from Prasco, LLC. a privately-held pharmaceutical company located in Ohio. Econazole nitrate cream 1%, which is available in 15g, 30g, and 85g tubes, is an anti-fungal cream that has FDA approved indications for the treatment of tinea pedis, tinea cruris, and tinea corporis as well as the treatment of cutaneous candidiasis and tinea versicolor. The FDA gave approval of the manufacturing site transfer in September of 2013 and IGI began to manufacture the product at our Company’s facility in Buena, New Jersey, and distribute the product in an IGI label.

Our strategy is focused on the growth of our generic pharmaceutical business. We have filed fourteen ANDAs to date, and we have a number of additional product candidates in various stages of development. The addressable market, based on November 2013 IMS Health Reports data for the products we have pending at the FDA, totals over $330 million in annual sales. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file ten ANDAs in 2014 through our internal research and development program. We will also seek to license or acquire further products, intellectual property, or ANDAs to expand our portfolio.

ANDAs are submitted to the FDA for generic drug products that are bioequivalent versions of innovator brand drug products. ANDA approval by the FDA allows for the interchangeability in the United States of the generic product with the innovator drug, meaning that the generic version may be substituted for the brand product by either a physician or pharmacist when dispensing a prescription. Our commercialization of each of these products is subject to approval of our ANDA applications by the FDA. The FDA reports that its current average review time is about 32 months and that there is a backlog of more than 3,900 applications. The Generic Drug User Fee (GDUFA) program that was implemented in 2012 is anticipated to reduce review times and the backlog.

Topical drugs are defined as those intended for local external application, meaning used on the skin, scalp, eyes, and ears. We believe that the topical market segment is an attractive niche due to a number of factors, including the aging of the US population. In November 2013, IMS Health reports the US topical pharmaceutical market at $11 billion in annual sales, of which generics make up $3.9 billion, leaving significant room for growth by generic companies. The market for prescription generic topical products is dominated by a few large companies. We believe that there is room for IGI to compete in selected product areas.

Topical products have distinctive requirements for demonstrating bioequivalence in the context of an ANDA. The sponsor of an ANDA can reference the innovator’s original new drug application for safety and efficacy data, thus avoiding, in many cases, the costly studies required to demonstrate these qualities. It is the responsibility of the ANDA sponsor to demonstrate bioequivalence to the innovator drug product. For topical drugs there are three means of addressing bioequivalence: by requesting a waiver from the FDA for certain older products and solutions, performing vasoconstriction studies for corticosteroids, and by performing comparative clinical trials against the innovator drug for products indicated for the treatment of acne, rosacea, fungal infections, bacterial infections and viral infections of the skin. Over time, we intend to develop and submit ANDAs, and eventually market topical drugs which could be subject to any of these bioequivalence requirements.

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

We believe our contract manufacturing and development business provides a consistent and reliable source for quality product manufacturing to our customers. We offer flexibility in batch sizing and package design, which gives our customer the opportunity to select the appropriate presentation for each product. Our high-speed packaging lines can accommodate a variety of tubes, bottles, pumps, and jars.

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

In February of 2013, we entered into a three-year agreement with Juventio, LLC, a New Jersey based company that distributes premium non-prescription health products, in partnership with healthcare professionals, to manufacture and supply finished dose forms of certain cosmetic and OTC products and formulations owned and developed by us. These products utilize the Novasome® technology. In the fourth quarter of 2013, we shipped the first products under this agreement.

Many of the Novasome® patents under this license have expired and more will expire before this license terminates on December 11, 2015. We have already filed our own patents based on this technology. An integral piece of this technology is manufacturing know-how which will not be lost as a result of the expiration of the license. As we continue to grow our generic pharmaceutical product portfolio, we believe that sales related to the Novasome® technology will constitute a smaller percentage of our sales in the future, but we believe we will be able to continue to utilize this technology subsequent to expiration of our license on December 11, 2015.

Our Competitive Strategy

Our goal is to become a leader in the generic topical pharmaceutical market. Under our IGI label, we sell generic topical pharmaceutical products that are bioequivalent to their brand name counterparts. In addition, we expect to continue to grow our contract manufacturing and development business for topical cosmetic, cosmeceutical and pharmaceutical products, with a specific emphasis on expanding the percentage of our business from pharmaceutical customers. The key elements of our strategy include:

Develop Generic Pharmaceuticals. We intend to continue to develop topical generic products and utilize our expertise in pharmaceutical formulation and manufacture to expand our own generic topical prescription drug portfolio. Through the ANDA process, we target to develop at least ten topical products in 2014 and then to market these products to national chain drug stores and drug wholesalers through our own internal sales efforts.

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

Our Customers

We have successfully broadened our customer base for our contract manufacturing and development business to increase our revenue growth. In 2013, we grew revenues from our contract development business, primarily as a result of our execution of three development services contracts with three of our pharmaceutical partners. We filed several 510 (k) submissions with the FDA on behalf of our partners, and in December 2012, we filed two ANDAs on behalf of one of these pharmaceutical partners, and under our agreement, if and when the ANDA is approved by the FDA we will be the named manufacturer of those topical pharmaceutical products.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies as well as cosmetic, cosmeceutical and OTC product marketers who require product development/manufacturing support. In 2013, approximately sixty-one percent of our revenue was derived from pharmaceutical customers, as compared to forty-seven percent of total contract manufacturing revenue in 2012. We are focused on adding products and customers for our contract services business with a specific emphasis on pharmaceutical products and partners. We launched our first IGI labeled product in December 2012, and in 2013, we recorded $7.4 million of net sales from our generic prescription drug products.

Research and Development

Our R&D activities are integral to our business and are conducted at our facility in Buena, New Jersey. Our R&D department consists of eight full-time employees and their responsibilities include: formulation, reverse engineering, methods development, analytical and microbiologic testing and scale up. Our employees have specific expertise in developing topical products in a wide range of dosage forms, including simple solutions through complex creams. All ANDA development is conducted in-house except for bioequivalence testing, which is performed by what we believe to be a qualified contract research organization.

We have been steadily increasing our investment in R&D as we believe that R&D is the future of IGI. We incurred $2.7 and $2.8 million on R&D expenses in 2013 and 2012, respectively. We expect to at least double our R&D spending in 2014 to expand our ANDA submissions and pipeline.

Sales and Marketing

We make, sell, distribute and market our IGI label generic topical prescription drug products to national chain drug stores and drug wholesalers and distributors. This commercialization infrastructure includes satisfying our state licensing requirements, procedures with our third-party logistics partner, an appropriate sales order to cash administrative processes and a manager of national accounts to manage our sales.

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

Competition

In our generic topical prescription drug business, we face competition in the topical generic drug market from other generic drug manufacturers and brand-name pharmaceutical companies through authorized generics. Although there are a significant number of competitors in the generic drug market, there are fewer competitors in the topical generic drug market. The four dominant companies in the topical generic drug market consist of Taro Pharmaceutical Industries, Ltd., Sandoz, the generic pharmaceutical division of Novartis, Actavis, Inc. and Perrigo Company. Collectively, these four competitors control approximately sixty percent (60%) of the generic topical market by value based on IMS data in November 2013. We believe the concentrated nature of the topical generic drug market creates an opportunity for us. We believe we will be able to compete based on a variety of factors, including our focus on niche opportunities within the market segment and our dedication to quality in every area of our business.

The contract manufacturing services market is highly competitive and includes larger organizations with substantially greater resources than us. Many of our competitors are companies that commercialize and/or manufacture their required products at their own facilities. These competitors include major pharmaceutical companies, generic drug manufacturers and consumer health product companies who generally have substantially greater manufacturing, R&D, marketing and financial resources than us and, in some cases, have more geographically diversified international operations. We compete specifically with a number of different privately held contract manufacturing companies, including DPT Laboratories, Ltd. and Ei. Although this market is competitive, the competition is limited due to the need for specific expertise in topical formulations and cGMP facilities. We believe that we have the expertise required and that we will continue to create opportunities in this market by providing high quality, customer-oriented service, complemented by our contract development expertise in topical formulations.

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

We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA and other authorities, which conduct periodic inspections to ensure that our facilities remain in compliance with cGMP regulations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes comply with cGMP and other FDA regulations. Our last FDA inspections took place in February 2012 and December 2013.

The FDA may deny an ANDA if applicable regulatory criteria are not satisfied. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained.

FDA policy and its stringent requirements have increased the time and expense involved in obtaining ANDA approvals and in complying with the FDA's cGMP standards. The ANDA approval process takes approximately 32 months but may at times take even longer. The FDA has implemented review processes early in an application review that may result in the FDA refusing to receive an application.

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

Health reform legislation changed the definition of AMP effective the fourth quarter of calendar 2010. Pursuant to the same legislation, effective for rebate periods beginning with the first quarter of calendar 2010, the rebate formulas used to determine the minimum rebate amounts due are as follows: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the AMP for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the Best Price for that same quarter. This rate is 17.1% for innovator drugs approved exclusively for pediatric indications, as well as for certain clotting factors. Manufacturers also pay an additional rebate on innovator drugs where price increases since launch has outpaced inflation.

In the United States, our sales are dependent upon the availability of coverage and reimbursement for our products from third-party payors, including federal and state programs such as Medicare and Medicaid, and private organizations such as commercial health insurance and managed care companies. Such third-party payors increasingly challenge the price of medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. Over the past several years, the rising costs of providing health care services has triggered legislation to make certain changes to the way in which pharmaceuticals are covered and reimbursed, particularly by government programs. For instance, recent federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, revised the formula used to reimburse health care providers and physicians under Part B and imposed significant revisions to the Medicaid Drug Rebate Program. These changes have resulted in, and may continue to result in, coverage and reimbursement restrictions and increased rebate obligations by manufacturers. In addition, there continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

•

changing Medicare reimbursement methodologies;

•

revising drug rebate calculations under the Medicaid program;

•

reforming drug importation laws;

•

fluctuating decisions on which drugs to include in formularies; and

•

requiring pre-approval of coverage for new or innovative drug therapies.

We cannot predict the likelihood or pace of such additional changes or whether there will not be significant legislative or regulatory reform impacting our products, nor can we predict with precision what effect such governmental measures would have if they were ultimately enacted into law. However, in general, we believe that legislative and regulatory reform activity likely will continue.

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

Facility and Operations

Our executive administrative offices are located in Buena, New Jersey, in a 23,000 square foot facility built on 7.3 acres of land in 1995, which we own. This facility is used for production, product development, marketing and warehousing for our pharmaceutical, cosmeceutical and cosmetic products. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation.

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

Employees

On December 31, 2013, we had a total of 52 full-time employees. In addition, as the need arises, we occasionally utilize short-term, part-time employees who are paid on an hourly basis. In addition, we utilize temporary employees provided by a third party on a regular basis, primarily in our production department. We do not have a collective bargaining agreement with our employees and we believe that our employee relations are good.

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

Our expenses have exceeded our revenue in each of the last eight years, and no net income has been available to common stockholders during each of these years. As of December 31, 2013, our stockholders’ equity was $7.2 million and we had an accumulated deficit of $44.8 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

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

We may need to raise additional capital that will be required to operate and grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our growth efforts will require additional cash outlays and capital expenditures. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to the Company, our significant stockholders, or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business or even stay in business.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. For the years ended December 31, 2013 and 2012, three of our customers accounted for 39% and two of our customers accounted for 54% of our revenue, respectively.

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

Lack of availability, issues with quality or significant increases in the cost of raw materials used in manufacturing our products could adversely impact our profit margins and operating results.

Affordable high quality raw materials and packaging components are essential to our business due to the nature of the products we manufacture. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, and finished goods purchased by us are limited, or are available from one or only a few suppliers. In these situations, increased prices, rationing and shortages can occur. In response to these problems we try to identify alternative materials or suppliers for such raw materials, and finished goods. FDA requirements for products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate material source. Certain material shortages and approval of alternate sources could adversely affect our financial results. The rapid increase in cost of many raw materials from inflationary forces, such as increased energy costs, and our ability or inability to pass on these increases to our customers, could have a material impact on our financial results.

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

In addition, raw materials purchased from third parties, including those from foreign countries, may contain counterfeit ingredients or other adulterants. We maintain a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify potential counterfeit ingredients, adulterants and toxic substances. Nevertheless, discovery of previously unknown problems with the raw materials or product manufacturing processes or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of the contaminated product from the marketplace, either temporarily or permanently. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers or the quality of their products may result in production delays or higher raw material costs. Also, any future recall or removal would result in additional costs to us, and may give rise to product liability or other litigation, either of which could have a material adverse effect on our operating results.

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

We and our suppliers of raw materials are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Failure to adhere to such regulations, by either us or our suppliers,  could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, state and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources.

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. Two of our facilities are currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $739,000, of which approximately $6,000 remains accrued as of December 31, 2013. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

If our product candidates receive FDA approval through the ANDA process, the labeling claims and marketing statements that we can make for our generic drugs are generally limited by statutes and regulations and by the claims made in the brand-name product’s label. In addition, following regulatory approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive and ongoing regulatory requirements. As a manufacturer of pharmaceutical products distributed in the United States, we must also comply with cGMPs, which include requirements related to production processes, quality control and assurance and recordkeeping. Our manufacturing facilities and procedures and those of our suppliers are subject to periodic inspection by the FDA and foreign regulatory agencies. Any material deviations from cGMPs or other applicable standards identified during such inspections may result in enforcement actions, including delaying or preventing new product approvals, a delay or suspension in manufacturing operations, consent decrees or civil or criminal penalties. Further, discovery of previously unknown problems with a product or manufacturer may result in restrictions or sanctions, including withdrawal of the product from the market.

We operate in a highly regulated industry. An inability to meet current or future regulatory requirements in connection with existing or future ANDAs could have a material adverse effect on our business, financial position and operating results.

The design, development and marketing of pharmaceutical compounds, on which our success depends, are intensely regulated by governmental regulatory agencies, in particular the FDA. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecution based on products or manufacturing practices that violate statutory requirements. In addition, administrative remedies can involve voluntary withdrawal of products, as well as the refusal of the FDA to approve ANDAs. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures. Before a pharmaceutical product may be marketed, it must be approved by the FDA by an ANDA, of which no assurance can be provided. If the FDA does not approve our existing or future ANDAs, it would result in substantial additional costs, delay or suspension of the commercialization of our products. If we are unable to timely commercialize our existing or future products, it could have a material adverse effect on our business, financial position and operating results.

We may become subject to federal and state false claims litigation brought by private individuals and the government.

We are subject to state and federal laws that govern the submission of claims for reimbursement. The Federal False Claims Act (“FFCA”), also known as Qui Tam, imposes civil liability and criminal fines on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. Violations of the FFCA and other similar laws may result in criminal fines, imprisonment, and civil penalties for each false claim submitted and exclusion from federally funded health care programs, including Medicare and Medicaid. The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA. These suits, also known as Qui Tam actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. These suits have increased significantly in recent years because the FFCA allows an individual to share in any amounts paid to the federal government in fines or settlement as a result of a successful Qui Tam action. If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs, and/or the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results, action against us for violation of these laws, even if we successfully defend against them, it could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

For the twelve months ended December 31, 2013, the average daily trading volume of our shares of common stock on the NYSE MKT was approximately 78,000 shares. As a result of our relatively small public float, our shares of common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our shares of common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

We have not paid dividends to our common stockholders in the past nor do we expect to pay dividends in the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2013 and December 31, 2012, and our management concluded that our disclosure controls and procedures were effective as of such times.

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

Our current principal stockholders, directors and executive officers beneficially own approximately 67.3% of our outstanding capital stock entitled to vote. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. If such stockholders sold a significant amount of stock it could have an adverse effect on the price of the stock.

Due to the concentration of common stock owned by significant stockholders, the sale of such stock might adversely affect the price of our common stock.

Our largest stockholders own shares of common stock that have been registered for resale under the Securities Act of 1933, as amended. The sale of such stock, depending on the interplay of numerous factors, including, without limitation, the method and timing of the sales, could substantially depress the value of the Company’s common stock.

Our stock price is, and we expect it to remain, volatile and subject to wide fluctuations, which may make it difficult for stockholders to sell shares of common stock at or above the price for which they were acquired.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $0.94 in the second quarter of 2012 and a high of $3.29 in the fourth quarter of 2013. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

•

changes in financial estimates by us or by any securities analysts who might cover our stock; and

•

sales of our common stock, including sales by our significant holders.

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

ITEM 2.

PROPERTIES

The Company’s executive administrative offices are located in Buena, New Jersey, in a 23,000 square foot facility built on 7.3 acres of land in 1995, which the Company owns. This facility is also used for production, product development, marketing and warehousing for the Company’s own generic prescription pharmaceutical products and pharmaceutical, cosmeceutical and cosmetic products for their customers. We believe this facility is in good operating condition for adequately serving our needs. The Company also owns four acres of land adjacent to its main facility that can be used for future expansion.

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

On December 19, 2013, we filed a complaint in the United States District Court for the District of Delaware against Mallinckrodt LLC, Mallinckrodt, Inc. and Nuvo Research Inc. (collectively, “Mallinckrodt”) seeking a declaration of non-infringement of United States Patent Nos. 8,217,078 and 8,546,450 so that we can bring our generic diclofenac sodium topical solution 1.5% to market at the earliest possible date under applicable statutory and FDA regulatory provisions.

On January 10, 2014, Mallinckrodt filed an answer and counterclaim alleging that IGI Laboratories, Inc. infringes the patents at issue. On January 28, 2014, we filed a motion to dismiss Mallinckrodt’s counterclaim and, on March 5, 2014, Mallinckrodt filed an opposition to such motion. The court has not yet rendered a decision. We believe the complaint has merit and we intend to continue to pursue Mallinckrodt. Based on the early stage of this complaint and counterclaim, we are unable to predict the outcome.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the Company’s Common Stock is the NYSE MKT (symbol: “IG”).

The following table sets forth the range of high and low closing sales prices for our shares of common stock, as reported by the NYSE MKT for the periods indicated:

	High	Low
2013

First quarter	$1.88	$1.00
Second quarter	2.25	1.32
Third quarter	2.28	1.24
Fourth quarter	3.29	1.82

2012

First quarter	$1.34	$1.02
Second quarter	1.12	0.94
Third quarter	1.48	0.98
Fourth quarter	1.30	0.98

Stockholders

The approximate number of holders of record of the Company’s shares of common stock outstanding at March 25, 2014 was 492 (not including stockholders for whom shares are held in a “nominee” or “street” name).

Dividends

The Company has not paid cash dividends to its common stockholders since inception and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company currently intends to retain earnings, if any, to finance growth of the Company.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management’s beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. (See “Item 1A: Risk Factors” above.) Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law

Company Overview

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

Our strategy is based on two initiatives:

•

Manufacturing, developing, and marketing a portfolio of generic pharmaceutical products in our own label in topical dosage forms; and,

•

Increasing our current contract manufacturing and development business.

In addition, we will look to create unique opportunities through the acquisition of additional intellectual property, and the expansion of the use of our existing intellectual property, including our licensed Novasome® technology.

In December, 2012, we completed the implementation of our commercial infrastructure and launched our first generic topical pharmaceutical products under the IGI label. We have filed fourteen Abbreviated New Drug Applications, or ANDAs, with the United States Food and Drug Administration, or FDA for additional pharmaceutical products. We filed one application in September 2010, January 2011 and December 2011, we filed two applications in November 2011, two applications in June 2012, one in November 2012, one in January 2013, April 2013, September 2013, November 2013 and one in March 2014. All of the submissions are for generic topical prescription drugs. On March 12, 2014, the Company received its first approval from the FDA for an ANDA. The FDA has approved IGI's application for lidocaine hydrochloride USP 4% topical solution. We will continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file ten ANDAs in 2014 through our internal research and development program. We will also seek to license or acquire further products, intellectual property, or ANDAs to expand our portfolio. On February 1, 2013, we acquired assets and intellectual property, including an ANDA, for econazole nitrate cream 1%.

IGI also develops, manufactures, fills, and packages topical semi-solid and liquid products for branded and generic pharmaceutical customers as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema.

IGI has structured a new management team to implement this plan, including a recent President and CEO, director of business development, director of operations and development and a manager of national accounts to head up the sales efforts for the newly launched IGI label products. The team brings a wealth of experience in the generic pharmaceutical industry to IGI. IGI’s facilities and manufacturing equipment have been designed to produce topical and liquid products and support the Company’s target prescription dosage forms.

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

Results of Operations

Fiscal Year 2013 Compared to Fiscal Year 2012

We had a net loss of $84,000 in 2013 compared to $3,927,000 in 2012. Net loss applicable to common stockholders was $1,392,000 or ($0.03) per share in 2013 and $3,927,000, or $(0.10) per share in 2012:

Revenues (in thousands):

	Year Ended December 31,		Increase/(Decrease)
Components of Revenue:	2013	2012	$	%
Product sales	$ 16,981	$ 6,545	$ 10,436	159%
Research and development income	1,094	1,931	(837)	(43)%
Licensing, royalty, and other income	149	87	62	71%
Total Revenues	$ 18,224	$ 8,563	$ 9,661	113%

The increase in product sales for the year ended December 31, 2013 as compared to the same period in 2012 was primarily due to the launch of our own generic pharmaceutical product line, in addition to increased product sales to five of our pharmaceutical customers and one of our cosmetic customers, which was only partially offset by decreased sales to one of our pharmaceutical customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. The decrease in research and development income during 2013 as compared to the same period in 2012 is attributable primarily to three new customer relationships with pharmaceutical partners established at the end of 2011 and the beginning of 2012. We completed several site transfers, formulation services, 510 (k) submissions for medical devices and filing of two ANDAs for these customers in 2012. In December 2013, we executed a license, development, supply and marketing agreement with a large multi-national pharmaceutical company under which we filed an ANDA in December 2013, and recorded research and development income in accordance with the agreement. Licensing, royalty and other revenue increased slightly due to an increase in other revenue while licensing and royalty revenue remained the same.

Costs and expenses (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2013	2012	$	%
Cost of sales	$ 12,079	$ 5,787	$ 6,292	109%
Selling, general and administrative	3,484	3,078	406	13%
Product development and research	2,743	2,834	(91)	(3)%
Totals costs and expenditures	$ 18,306	$ 11,699	$ 6,607	56%

Cost of sales increased for the year ended December 31, 2013 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 66% for the year ended December 31, 2013 as compared to 68% for 2012. The decrease in cost of sales as a percentage of product sales for 2013 was attributable to increased revenue from the launch of our first four IGI label products, which have higher margins, and a shift in the mix of our product sales to include greater higher margin pharmaceutical products. During 2013, approximately 61% of our revenue from contract and formulation services came from pharmaceutical customers as compared to 48% in 2012. Our research and development income results primarily from services rendered under contractual agreements, and therefore cost of sales as a percentage of our research and development income is relatively low. Consistent with our strategy, we expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the year ended December 31, 2013 increased by $406,000 as compared to the same period in 2012 as a result of increases in salaries, bonuses and employee related costs of $444,000, an increase of $30,000 in professional fees, an increase of $156,000 in the expense from the issuance of stock based compensation related to options and restricted stock, amortization of product acquisition costs of $60,000. These increases were only partially offset by a decrease as a result of the severance agreement with our former President and CEO of $150,000 in 2012, a decrease of $214,000 in recruiting fees and a decrease of $35,000 in commissions.

Product development and research expenses for the year ended December 31, 2013 decreased by $91,000 as compared to the same period in 2012. Consistent with our strategy to expand our portfolio of generic prescription topical pharmaceutical products, we increased headcount, which resulted in an increase of $226,000 in salaries and employee related costs. This increase was partially offset by a decrease of $326,000 in spending on clinical studies, outside testing, pilot batch expense and supplies.

Interest Expense and Other Income (Expense), net (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2013	2012	$	%
Interest Expense and other income (expense) net	$ (199)	$ (975)	$ (776)	(80)%

Interest expense decreased for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to the inclusion in 2012 of approximately $848,000 of amortization of debt issuance costs related to the Note Payable – Related Party that was paid in full and terminated on August 31, 2012. In addition to the lower interest rate on the Note Payable – Bank (see Note 6 to the Company’s Consolidated Financial Statements) that was outstanding for 2013 as compared to the interest rate on the Notes Payable that was outstanding in the comparable period in 2012, which was partially offset by the increase in Note payable in 2013.

We also recorded a tax benefit of $197,000 in 2013 and $184,000 in 2012 as a result of a sale of a portion of the Company’s state tax operating loss carry forwards to a third party, pursuant to a program run by the State of New Jersey. There can be no assurance we will continue or be able to continue to sell these operating loss carry forwards.

Net loss:

	Year Ended December 31,		Increase/(Decrease)
	2013	2012	$	%
Net loss	$ (84)	$ (3,927)	$ (3,843)	(98)%

The decrease in net loss for the year ended December 31, 2013 as compared to the same period in 2012 is due to the increase in revenues partially offset by the increases in costs and expenses noted above.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Year Ended December 31,		Increase/(Decrease)
	2013	2012	$	%
Net loss attributable to common stockholders	$ (1,392)	$ (3,927)	$ (2,535)	(65)%
Net loss per share	$ (0.03)	$ (0.10)	$ (0.07)	(70)%

The decrease in net loss attributable to common stockholders for the year ended December 31, 2013 as compared to the same period in 2012 is due to the increase in revenues partially offset by the increases in costs and expenses noted above, which was partially offset by the preferred stock dividend recorded on December 6, 2013, in connection with the mandatory conversion of our Series C Preferred Common Stock. This dividend of $1,308,000 was recorded upon conversion of our Series C preferred stock into common stock.

Liquidity and Capital Resources

The Company’s business operations have been primarily funded over the past three years through private placements of our capital stock. In 2012, we entered into a new $3 million line of credit, which we expanded to $5 million in December 2013, after our compliance with certain covenants contained in the loan and security agreement related to the line of credit. To date we have drawn down $3 million of this facility. We may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to us, or at all. We believe that our existing capital resources including the recently completed line of credit and private placement detailed below will be sufficient to support our current business plan and operations beyond March 2015.

Our operating activities used $0.6 million and $2.4 million of cash during the years ended December 31, 2013 and 2012, respectively. The use of cash for the years ended December 31, 2013 and 2012 was substantially a result of the net loss for the period offset by non-cash expense items. Our net loss for the year ended December 31, 2013 was $0.1 million, which included $2.7 million of research and development costs.

Our investing activities used $2.1 million of cash in the year ended December 31, 2013 compared to $0.3M of cash used in investing activities in the comparable period of 2012. In 2013, we used $1.8 million to acquire econazole nitrate cream 1%, which we launched in September 2013. The remaining funds used in both years were for additional equipment and related services for the analytical and compounding area, packaging and filling lines.

Our financing activities generated $2.3 million of cash in the years ended December 31, 2013 and 2012. The cash provided for the year ended December 31, 2013 was primarily related to the $2.0 million we drew down on our existing credit line in 2013. The cash provided for the year ended December 31, 2012 was primarily the proceeds of the sale of our treasury stock as more fully described in Note 17 to our Consolidated Financial Statements, in addition to the $1.0 million of proceeds from the drawdown of our credit facility, which was offset by the repayment of the Note Payable – Related Party of $0.5 million as a result of the termination of the existing credit facility.

Our principal sources of liquidity are cash and cash equivalents of approximately $2.1 million at December 31, 2013, the $2.0 million available on the $5.0 million credit facility and future cash from operations. We had working capital of $5.3 million at December 31, 2013.

Recent Pronouncements

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

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

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A portion of the information required by this item will be contained in the Company's Proxy Statement for the Company's 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") under the captions "Proposal No. 1 – Election of Directors”, “Structure and Practices of the Board of Directors - Committees of the Board of Directors – Audit Committee”, "Section 16(a) Beneficial Ownership Reporting Compliance", and “Executive Compensation”, which are incorporated herein by this reference.

The Company has adopted a written code of ethics that applies to all directors, officers and employees of the Company and its subsidiaries. The Company’s code of ethics is available at its web site at www.igilabs.com posted as “2012 Standard of Business Conduct”. Any amendments to the code of ethics or waivers from the provisions of the code of ethics for the Company’s principal executive officer and principal financial and accounting officer will be disclosed on the Company’s Internet website within four business days following the date of such amendment or waiver.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's 2014 Proxy Statement under the captions ”Executive Compensation”, and “Structure and Practices of the Board of Directors – Director Compensation” and is incorporated herein by this reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's 2014 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this item will be contained in the Company's 2014 Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by this reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company's 2014 Proxy Statement under the captions “Proposal – 1 Election of Directors – Independence of Directors”, “Structures and Practices of the Board of Directors – Committees of the Board of Directors” and "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s 2014 Proxy Statement under the caption “Relationship with Independent Public Accountants” and is incorporated herein by this reference.

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

(4.6)

IGI Laboratories, Inc. Securities Purchase Agreement in favor of Amzak Capital Management, LLC, dated December 20, 2012 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K, filed March 28, 2013).

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

(10.4)

License Agreement by and between Micro-Pak, Inc. (now known as Novavax, Inc.) and IGEN, Inc. effective as of December 13, 1995 (incorporated by reference to Exhibit (10) (v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 29, 1996).

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

(10.33)

Loan and Security Credit Agreement dated as of August 31, 2012 by and among IGI Laboratories, Inc., Igen, Inc. and IGI Labs, Inc. as Borrower and Square 1 Bank as Bank (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed September 6, 2012)

(10.34)

Registration Rights Agreement dated as of December 20, 2012 by and between IGI Laboratories, Inc. and Amzak Capital Management, LLC (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed March 28, 2013).

(10.35)+

Purchase and Sale Agreement between the Company and Prasco, LLC for the purchase of econazole nitrate cream 1%, dated February 1, 2013, (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed August 9, 2013).

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
(101)*

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date:		IGI Laboratories, Inc.

March 31, 2014	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Jason Grenfell-Gardner	Director, President and Chief Executive Officer	March 31, 2014
Jason Grenfell-Gardner	(Principal Executive Officer)

/s/ Jenniffer Collins	Chief Financial Officer	March 31, 2014
Jenniffer Collins	(Principal Financial and Accounting Officer)

/s/ Joyce Erony	Director	March 31, 2014
Joyce Erony

/s/ James Gale	Director	March 31, 2014
James Gale

/s/ Michael Hemric	Director	March 31, 2014
Michael Hemric

/s/ Narendra Borkar	Director	March 31, 2014
Narendra Borkar

/s/ Bhaskar Chaudhuri	Director	March 31, 2014
Bhaskar Chaudhuri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IGI Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of IGI Laboratories, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IGI Laboratories, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 31, 2014

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,101	$2,536
Accounts receivable, net	4,947	1,577
Inventories	2,869	1,773
Prepaid expenses and other receivables	641	253
Total current assets	10,558	6,139
Property, plant and equipment, net	2,623	2,691
Product acquisition costs, net	1,766	—
Restricted cash, long term	54	54
License fee, net	200	300
Debt issuance costs, net	69	100
Other	157	143
Total assets	$15,427	$9,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,523	$1,091
Accrued expenses	2,915	820
Deferred income, current	768	48
Capital lease obligation, current	15	17
Total current liabilities	5,221	1,976

Note payable, bank	3,000	1,000
Deferred income, long term	4	20
Capital lease obligation, long term	11	4
Total liabilities	8,236	3,000

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred stock, $0.01 par value, 100 shares authorized; 0 and 50 shares issued and outstanding as of December 31, 2013 and 2012, respectively; liquidation preference - $0 at December 31, 2013 and $500,000 at December 31, 2012	—	500
Series C Convertible Preferred stock, $0.01 par value, 1,550 shares authorized; 0 and 1,550 shares issued and outstanding as of December 31, 2013 and 2012, respectively; liquidation preference - $0 at December 31, 2013 and $1,764,240 at December 31, 2012	—	1,517
Common stock, $0.01 par value, 60,000,000 shares authorized; 46,748,575 and 42,705,032 shares issued and outstanding as of December 31, 2013 and 2012, respectively	487	446
Additional paid-in capital	51,541	47,409
Accumulated deficit	(44,837)	(43,445)
Total stockholders’ equity	7,191	6,427
Total liabilities and stockholders' equity	$15,427	$9,427

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2013 and 2012

(in thousands, except shares and per share information)

	2013	2012
Revenues:
Product sales, net	$16,981	$6,545
Research and development income	1,094	1,931
Licensing, royalty and other income	149	87
Total revenues	18,224	8,563

Costs and Expenses:
Cost of sales	12,079	5,787
Selling, general and administrative expenses	3,484	3,078
Product development and research expenses	2,743	2,834
Total costs and expenses	18,306	11,699
Operating loss	(82)	(3,136)
Interest expense and other income (expense), net	(199)	(975)
Loss before benefit from income taxes	(281)	(4,111)
Benefit from income taxes, principally sale of New Jersey net operating losses	197	184

Net loss	(84)	(3,927)

Deemed dividend upon mandatory conversion of preferred stock into common stock	(1,308)	—

Net loss attributable to common stockholders	$(1,392)	$(3,927)

Basic and diluted loss per common share	$(0.03)	$(0.10)

Weighted average shares of common stock outstanding
Basic and diluted	43,517,640	39,786,446

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013 and 2012

(in thousands)

	2013	2012

Cash flows from operating activities:
Net loss	$(84)	$(3,927)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	375	357
Amortization of license fee	100	100
Provision for write down of inventory	110	138
Stock-based compensation expense	536	378
Amortization of debt issuance costs	31	862
Amortization of product acquisition costs	60	—
Loss on abandonment of property	—	9
Changes in operating assets and liabilities:
Accounts receivable	(3,370)	(369)
Inventories	(1,206)	(716)
Prepaid expenses and other current assets	(402)	119
Accounts payable and accrued expenses	2,528	671
Deferred income	704	5
Net cash used in operating activities	(618)	(2,373)

Cash flows from investing activities:
Capital expenditures	(287)	(342)
Product acquisition costs	(1,826)	—
Net cash used in investing activities	(2,113)	(342)

Cash flows from financing activities:
Proceeds from note payable, net of debt issuance costs	2,000	886
Repayment of note payable, related party	—	(500)
(Expenses of) proceeds from sale of treasury stock, net of expenses	(63)	1,963
Proceeds from exercise of common stock options and warrants	376	39
Principal payments on capital lease obligation	(17)	(51)
Net cash provided by financing activities	2,296	2,337

Net decrease in cash and cash equivalents	(435)	(378)
Cash and cash equivalents at beginning of year	2,536	2,914
Cash and cash equivalents at end of year	$2,101	$2,536

Supplemental cash flow information:
Cash payments for interest	$142	$99
Cash receipt from taxes, net	(194)	(184)

Non cash transactions:
Conversion of Series A Convertible Preferred Stock into Common Stock	500	—
Conversion of Series C Convertible Preferred Stock and accrued dividends into Common Stock	2,825	—
Equipment financed through capital lease	20	30
Issuance of restricted stock	3	1
Forfeiture of restricted stock	—	(2)
Issuance of warrants	—	209

The accompanying notes are an integral part of the consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013 and 2012

(in thousands, except share information)

	Series A Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2011	50	$ 500	1,550	$ 1,517	41,463,836	$ 415	$ 46,246	$(39,518)	$(1,395)	$ 7,765

Stock based compensation expense – stock options							156			156
Stock based compensation expense – restricted stock							222			222
Restricted stock issuance					109,748	1	(1)			—
Restricted stock forfeited					(177,084)	(2)	2			—
Stock options exercised					40,000		26			26
Warrants exercised					1,268,532	13				13
Sale of treasury stock, net of expenses of $36					—	19	549		1,395	1,963
Fair value of warrants issued							209			209
Net loss	—	—	—	—	—	—	—	(3,927)	—	(3,927)

Balance, December 31, 2012	50	$ 500	1,550	$ 1,517	42,705,032	$ 446	$ 47,409	$(43,445)	$ —	$ 6,427

Stock based compensation expense – stock options							207			207
Stock based compensation expense – restricted stock							329			329
Restricted stock issuance					325,000	3	(3)			—
Stock warrants exercised					427,713	5	231			236
Stock options exercised					129,336	1	138			139
Costs related to stock issuance							(63)			(63)
Common stock issued for Series A Convertible Preferred stock	(50)	(500)			500,000	5	495			—
Common stock issued for Series C Convertible Preferred stock including deemed dividend of $1,308			(1,550)	(1,517)	2,661,494	27	2,798	(1,308)		—
Net loss	—	—	—	—	—	—	—	(84)	—	(84)

Balance, December 31, 2013	—	$ —	—	$ —	46,748,575	$ 487	$ 51,541	$(44,837)	$ —	$ 7,191

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

Currently, we have two platforms for growth:

•

Manufacturing, developing, and marketing a portfolio of generic pharmaceutical products in our own label in topical dosage forms; and,

•

Increasing our current contract manufacturing and formulation services business.

In addition, we will continue to explore ways to accelerate our growth through the creation of unique opportunities from the acquisition of additional intellectual property, and the expansion of the use of our existing intellectual property, including our licensed Novasome® technology.

To date, we have filed fourteen Abbreviated New Drug Applications, or ANDAs, with the United States Food and Drug Administration, or FDA for additional pharmaceutical products. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least ten ANDAs in 2014 through our internal research and development program. On March 12, 2014, the Company received our first approval from the FDA for an ANDA. The FDA has approved IGI's application for lidocaine hydrochloride USP 4% topical solution. We will also seek to license or acquire further products, intellectual property, or ANDAs to expand our portfolio. On February 1, 2013, we acquired assets and intellectual property, including an ANDA, for econazole nitrate cream 1%, which we launched in September 2013.

IGI also develops manufactures, fills, and packages topical semi-solid and liquid products for branded and generic pharmaceutical customers as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema.

Principles of Consolidation

The consolidated financial statements include the accounts of IGI Laboratories, Inc. and its wholly owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents consist of short-term investments, which have original maturities of 90 days or less.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, notes payable, accounts payable, capital leases and other accrued liabilities at December 31, 2013 approximate their fair value for all periods presented.

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

The Company extends credit to wholesaler and distributor customers and national retail chain customers, based upon credit evaluations, in the normal course of business, primarily with 60-day terms. The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the generic prescription pharmaceutical business. Typically, the aggregate gross-to-net adjustments related to these customers can exceed 50% of the gross sales through this distribution channel. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable.

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

In 2013, the Company had sales to three customers which individually accounted for more than 10% of the Company’s total revenue. These customers had sales of $2.8 million, $2.2 million and $2.1 million, respectively, and aggregately represented 39% of total revenues. Accounts receivable related to the Company’s major customers comprised 11% of all accounts receivable as of December 31, 2013.

In 2012, the Company had sales to two customers which individually accounted for more than 10% of the Company’s total revenue. These customers had sales of $2.8 million and $1.8 million, respectively, and aggregately represented 54% of total revenues. Accounts receivable related to the Company’s major customers comprised 59% of all accounts receivable as of December 31, 2012.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. The company records an inventory reserve for losses associated with dated and expired raw materials. This reserve is based on management’s current knowledge with respect to inventory levels, planned production, and extension capabilities of materials on hand. Management does not believe the Company’s inventory is subject to significant risk of obsolescence in the near term. Reserve for obsolescence included in inventory at December 31, 2013 and 2012 were $0.2 million and $0.1 million respectively.

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is provided for under the straight-line method over the assets’ estimated useful lives as follows:

Useful Lives

Buildings and improvements	10 - 30 years
Machinery and equipment	3 - 10 years

Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed, the related cost and accumulated depreciation thereon are removed and any gains or losses are included in operating results.

Intangible Assets

Intangible assets consist of the cost of an acquired product and product rights. Intangible assets are amortized over fifteen years (the asset’s estimated useful life).

Long-Lived Assets

In accordance with the provisions of ASC 360-10-55, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed. As of December 31, 2013, no impairments existed.

Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable. For the fiscal year ended December 31, 2013, the largest component of accrued expenses was accrued royalties of $945,000, accrued payroll of $704,000, accrued wholesaler fees of $624,500 and accrued directors’ fees of $214,500. For the fiscal year ended December 31, 2012, the largest component of accrued expenses was accrued payroll of $256,700, accrued directors’ fees of $209,900 and accrued consulting fees of $60,000.

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

Gross-To-Net Sales Deductions

	Twelve Months Ended December 31,
	2013	2012
	(in thousands)

Gross IGI product sales	$15,001	$18
Reduction to gross product sales:
Chargebacks and billbacks	(6,050)	—
Sales discounts and other allowances	(1,593)	(1)
Total reduction to gross product sales	$(7,643)	$(1)

Net IGI product sales	$7,358	$17

Accounts receivable are presented net of SRA balances of $1.9 million and $0 at December 31, 2013 and 2012, respectively. Accounts payable and accrued expenses include $0.6 million and $0 at December 31, 2013 and 2012, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $0.9 million and $0 for the twelve month periods ended December 31 for 2013 and 2012, respectively, were included in cost of goods sold. In addition, in connection with three of the four products the Company currently manufactures, markets and distributes in its own label, in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the three products which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales excludes fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.9 million and $0 at December 31, 2013 and 2012, respectively, related to these royalties. Royalty expense of $2.6 million and $0 was included in cost of goods sold for the twelve months ended December 31 for 2013, and 2012 respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Debt Issuance Costs

Expenses related to debt financing activities are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the loan. On August 1, 2012, the Company paid-off its existing credit facility with Amzak Capital Management, LLC, and wrote-off the unamortized debt issuance costs to interest expense. The Company entered into a new loan agreement with Square 1 Bank, and in connection with this financing the Company incurred and recorded debt issuance costs in the amount of $114,000, which will be amortized over the remaining life of the loan, 42 months.

Product Development and Research

The Company's research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2013 and 2012 were $3,500 and $3,600, respectively.

Shipping and Handling Costs

Costs related to shipping and handling is comprised of outbound freight and the associated labor. These costs are recorded in costs of sales.

Net Loss per Common Share

Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the exercise of options and warrants and the conversion of preferred stock. Due to the net loss for the years ended December 31, 2013 and 2012, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for each year; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents, which were excluded from the net loss per share calculations due to their anti-dilutive effect amounted to 2,998,046 for 2013 and 6,445,628 for 2012.

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

2.      Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $2,101,000 at December 31, 2013, the $2,000,000 available under the $5,000,000 credit facility detailed below and cash from operations. The Company sustained net losses attributable to common stockholders of $1,392,000 and $3,927,000 for the years ended December 31, 2013 and 2012, respectively, and had working capital of $5,337,000 at December 31, 2013.

The Company’s business operations have been primarily funded over the past five years through private placements of its capital stock. The Company raised an aggregate of $2,000,000 through private placements of equity with accredited investors in 2012, $7,213,000 in 2010 and $5,304,000 in 2009 principally from private equity investors. The use of proceeds was intended for general working capital needs as well as the acquisition of econazole nitrate cream 1% which was purchased on February 1, 2013 and launched in November 2013. In August 2012, the Company also entered into a $3,000,000 line of credit. On July 26, 2013, the Company entered into an amendment to the loan and security agreement. The amendment increased the line of credit to $5,000,000 on December 31, 2013 upon the Company’s compliance with certain covenants (See Note 6). As of December 31, 2013 the outstanding balance on the line of credit was $3,000,000. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity. It may be accomplished via a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that our existing capital resources will be sufficient to support its current business plan and operations beyond March 2015.

3.      License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same through 2015. This payment is being amortized ratably over the ten-year period. For the years ended, December 31, 2013 and 2012, the Company recorded a $100,000 expense in each year related to the amortization of the license. Amortization of this license fee will amount to $100,000 per year for 2014 and 2015.

4.      Inventories

Inventories as of December 31, 2013 and 2012 consisted of:

	2013	2012
	(in thousands)

Raw materials	$2,172	$1,673
Work in progress	271	26
Finished goods	426	74
	$2,869	$1,773

5.      Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2013 and 2012, consisted of:

	2013	2012
	(in thousands)

Land	$257	$257
Building and improvements	3,599	3,552
Machinery and equipment	3,375	3,120
Construction in progress	128	123
	7,359	7,052
Less accumulated depreciation and amortization	(4,736)	(4,361)

Property, plant and equipment, net	$2,623	$2,691

The Company recorded depreciation and amortization expense of $375,000 and $357,000 in 2013 and 2012, respectively.

6.      Note Payable

On August 31, 2012, IGI Laboratories, Inc. and its subsidiaries entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Square 1 Bank (the “Lender”) pursuant to which the Lender agreed to extend credit facilities to the Company (the “Financing”). The Company drew down $1,000,000 in principal amount on August 31, 2012, $1,000,000 in principal amount on February 5, 2013 and $1,000,000 in principal amount on August 2, 2013. At December 31, 2013, $3,000,000 was outstanding.

To secure payment of the amounts financed under the Loan and Security Agreement, the Company has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, except intellectual property.

Under the Loan and Security Agreement, the Company can request revolving loan advances under (a) the Formula Revolving Line and (b) the Non-Formula Revolving Line, and term loan advances under the term loans. The aggregate total borrowings under the facilities cannot exceed the total borrowing limit of $3,000,000 at any one time outstanding. Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 1.9% above the prime rate then in effect, and (B) 5.65%. Non-Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 2.15% above the prime rate then in effect, and (B) 5.9%. Term loan advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 2.4% above the prime rate then in effect, and (B) the rate in effect at December 31, 2013, which was 6.15%.

The term of the Formula Revolving Line and the Non-Formula Revolving Line is one year from the date of the Loan and Security Agreement and can be extended by mutual agreement of the parties. The term of the term loans is 42 months from the date of the Loan and Security Agreement, but term loan advances are available to the Company only until February 28, 2014.

In accordance with the Loan and Security Agreement, the Company had to maintain a liquidity ratio of at least 1.25 to 1.00 (the “LQR Threshold”), provided that the LQR Threshold was reduced to 1.00 so long as the Company had achieved minimum Revenue, measured monthly on a trailing three month basis, of at least the amounts listed in the document for the corresponding reporting periods. To further clarify, if at any time the Company is not in compliance with the minimum revenue amounts set forth below, the LQR Threshold would be increased to 1.25 to 1.00. “Liquidity” means the sum of: (i) unrestricted cash in bank plus (ii) the Borrowing Base (the amount drawn to date). In accordance with the Loan and Security Agreement, liquidity ratio means the ratio of Liquidity to all Indebtedness to the Lender (but excluding any Indebtedness to the Lender which is secured by cash held in a segregated deposit account at the Lender). As of December 31, 2013, the Company was in compliance with the LQR Threshold required under the Loan and Security Agreement.

On July 26, 2013, the Company entered into an Amendment to the Loan and Security Agreement (the “Amendment”). In accordance with the Amendment, notwithstanding the existing LQR Thresholds, for so long as the Company is in compliance with the minimum revenue requirements established in this Amendment, the Company shall be permitted to maintain a liquidity ratio of not less than .90 to 1.00 for a continuous 60 day period every 12 months. In connection with the lower liquidity ratio, in accordance with the Amendment, under the Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 4.9% above the prime rate then in effect, and (B) 8.65%. Non-Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 5.15% above the prime rate then in effect, and (B) 8.9%, until such time that the lower liquidity ratio is no longer in place. The Company remained in compliance through the end of December of 2013, and as such the aggregate borrowing amount was increased from $3,000,000 to $5,000,000.

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

In addition, as consideration for entering into the Credit Agreement, on December 21, 2010, the Company issued to the Lender a ten-year warrant to purchase certain shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Warrant”). The Warrant was immediately exercisable for 881,331 shares of Common Stock (the “Initial Warrant Shares”) with the remaining shares of Common Stock representing 1% of the Fully Diluted Shares (as defined therein) as of the Conditional Warrant Exercise Date (as defined therein) (the “Conditional Warrant”) became exercisable on July 1, 2012 if the Company had not achieved certain milestones related to the Company’s product development or financial growth. The Warrant was accounted for as an equity instrument. The fair value of the Initial Warrant of $724,000 was recorded as debt issuance costs and amortized on a straight-line basis, which approximated the effective interest method, over the stated term of the Credit Agreement of five years. Amortization expense of $639,000 was recognized for the year ended December 31, 2012. In August of 2012, upon termination of the credit agreement, the unamortized portion of the initial warrant of $545,000 was recognized as interest expense.

The Initial Warrant for 881,331 shares was exercised on September 28, 2012. On December 21, 2010, the fair value of the Conditional Warrant was not considered to be material. As of December 31, 2012, the Company executed a settlement agreement with Amzak Capital Management, LLC in connection with the Conditional Warrant and issued to Amzak on December 21, 2010 a ten-year warrant to purchase up to 427,713 shares of its common stock, with an exercise price of $0.55 per share. The warrants were exercised in full on February 8, 2013. The Company recorded the fair value of the Conditional Warrant of $209,000 as debt issuance costs which was included in interest expense in 2012.

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

On September 5, 2013, at the option of the holder, all of the issued and outstanding shares of the Series A Convertible Preferred Stock, par value $0.01 per share, of the Company were converted into 500,000 shares of the Company’s common stock, at a conversion price of $1.00 per share.

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

On December 6, 2013, the Company recognized a deemed dividend as a component of net loss attributable to common stockholders for the fair value of the additional shares issued to the former preferred stockholders, 415,118 shares of common stock at the conversion date or $1,308,000. All of the issued and outstanding shares of the Series C Convertible Preferred Stock, par value $0.01, of the Company, as well as accrued dividends of $1,308,000 automatically converted into an aggregate of 2,661,494 shares of the Company’s common stock, par value $0.01 per share, in accordance with the terms and conditions set forth in the original Certificate of Designation of the Rights and Preferences of Series C Convertible Preferred Stock (the “Certificate of Designation”), which specified a $0.69 conversion ratio.

Pursuant to the terms of the Certificate of Designation, the shares of Series C Preferred Stock automatically convert into shares of the Company’s Common Stock upon the date that the closing price of the Company’s Common Stock shall have exceeded three times the Closing Price on the Issuance Date for a period of twenty-five consecutive trading days immediately preceding such date. Accordingly, on December 6, 2013 all of the shares of Series C Convertible Preferred Stock automatically converted into shares of the Company’s Common Stock.

10.      Stock Based Compensation

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 2,179,798 options have been granted to non-employee directors through December 31, 2013 and 727,782 of those have been forfeited through December 31, 2013 and returned to the option pool. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of December 31, 2013, options to purchase 1,919,500 shares of common stock were outstanding under the 2009 Plan. As of December 31, 2013, 1,473,748 shares of restricted stock had been granted under the 2009 Plan and 230,420 of those have been forfeited through December 31, 2013 and returned to the pool.

In summary, there are 2,643,500 options outstanding under the 1999 Plan, The Director Plan and the 2009 Plan, collectively as of December 31, 2013.

Stock Options

There are 1,323,000 options available for issusance under the 1999 Plan, the Director Plan, and the 2009 Plan collectively as of December 31, 2013.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Assumptions	2013	2012

Dividend yield	0%	0%
Risk free interest rate	0.48%	0.39%
Estimated volatility factor	36.9% – 43.1%	54.5%
Expected life	3.2 – 3.3 years	3.2 years

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

Stock option transactions in each of the past two years under the aforementioned plans in total were:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

January 1, 2012 shares issuable
Under options	1,448,016	.55 - 1.74	1.16
Granted	1,551,000	1.02 - 1.18	1.05
Exercised	(40,000)	.65	0.65
Expired	(15,000)	.65	0.65
Forfeited	(337,516)	.55 - 1.52	1.22
December 31, 2012 shares issuable
Under options	2,606,500	.55 - 1.74	1.10
Granted	247,000	1.04 - 3.03	1.35
Exercised	(129,336)	1.02 - 1.27	1.08
Expired	—	—	—
Forfeited	(80,664)	1.10 - 1.74	1.30
December 31, 2013 shares issuable
Under options	2,643,500	.55 - 3.03	1.12
Exercisable options at:
December 31, 2013	1,452,496		$1.13
December 31, 2012	951,001		$1.19

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ .55 to $1.00	218,000	4.83	$ .76	214,000	$ .75
1.01 to 2.00	2,418,000	7.90	1.14	1,238,496	1.19
2.01 to 3.03	7,500	9.87	2.83	—	—

$ .55 to $3.03	2,643,500	7.65	$1.12	1,452,496	$1.13

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ .55 to $1.00	218,000	5.83	$ .76	212,000	$ .75
1.01 to 1.50	2,213,500	8.43	1.09	564,001	1.21
1.51 to 1.74	175,000	8.01	1.68	175,000	1.68

$ .55 to $1.74	2,606,500	8.19	$1.10	951,001	$1.19

The Company has recorded an aggregate of $206,500 and $156,000 related to its stock option based expenses in cost of sales and selling, general and administrative expenses on the accompanying Statement of Operations for the years ended December 31, 2013 and 2012, respectively.

The aggregate intrinsic value of options outstanding was $5,109,925 at December 31, 2013 and $82,270 at December 31, 2012. The aggregate intrinsic value of the options exercisable was $2,789,901 at December 31, 2013 and $62,410 at December 31, 2012. The total intrinsic value of the options exercised during 2013 and 2012 was $254,779 and $15,600, respectively.

A summary of non-vested options at December 31, 2013 and changes during the year ended December 31, 2013 is presented below:

		Weighted Average
	Options	Grant Date Fair Value

Non-vested options at January 1, 2013	1,655,499	$ 0.32
Granted	247,000	0.38
Vested	(656,831)	0.33
Forfeited	(54,664)	0.37
Non-vested options at December 31, 2013	1,191,004	$ 0.32

As of December 31, 2013, there was $280,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized through November 2016.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. On December 30, 2013, in accordance with the terms of the employment agreement between Jason Grenfell-Gardner, President and CEO, and the Company excecuted on July 30, 2012, a restricted stock award in the amount of 325,000 shares was granted to Jason Grenfell-Gardner, with one third of the shares of restricted stock vested on December 30, 2013, and the remaining two thirds of the shares of restricted stock vesting in equal amounts on July 30, 2014 and July 30, 2015. The Company recognized $329,400 and $222,000, respectively, of compensation expense during the years ended December 31, 2013 and 2012 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At December 31, 2013, the Company had approximately $621,300 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized through December 2015.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2012	626,000	$ 0.71

Changes during the period:
Shares granted	109,748	1.00
Shares vested	(529,330)	0.76
Shares forfeited	(177,084)	0.70
Non-vested balance at January 1, 2013	29,334	$ 1.00

Changes during the period:
Shares granted	325,000	2.86
Shares vested	(108,333)	2.86
Shares forfeited	—
Non-vested balance at December 31, 2013	246,001	$ 2.64

11.      Stock Warrants

Stock Warrants as of December 31, 2013 and 2012 consisted of:

	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Beginning balance	782,259	$0.85	1,235,877	$0.35

Stock warrants granted	—		814,914	0.29
Stock warrants expired	—		—
Stock warrants exercised	(427,713)	0.55	(1,268,532)	0.01

Ending balance	354,546	$1.21	782,259	$0.85

In connection with the private placement of the Company’s Common Stock on December 8, 2010, the Company granted common stock warrants to purchase 338,182 and 16,364 shares, respectively, to each of its two placement agents for $1.21 per share which expire on December 8, 2015.

In connection with the Credit Agreement with Amzak Capital Management, LLC as more fully described in Note 7, on December 10, 2010, the Company issued a ten-year warrant to purchase 881,331 shares of the Company’s Common Stock for $0.01 per share. The warrant was exercised in full on September 28, 2012.

In connection with the private placement of the Company’s common stock in 2012, the Company granted common stock warrants to purchase 387,201 shares for $0.01 per share, which expire December 2022. The warrants were exercised in full on December 27, 2012.

The Company executed as of December 31, 2012 a settlement agreement with Amzak Capital Management, LLC (“Amzak”) in connection with a common stock purchase warrant issued to Amzak on December 21, 2012 under which the Company issued a ten-year warrant to purchase up to 427,713 shares of the Company’s common stock, with an exercise price of $0.55 per share. The warrant was exercised in full on February 8, 2013. The amount of the fair value of the warrant issued was $209,000, and included as interest expense in 2012, as it related to the credit agreement which was terminated in August of 2012.

12.      Income Taxes

The Company’s current tax benefit was $197,000 and $184,000 for the year ended December 31, 2013 and 2012, respectively. The (benefit) from income taxes attributable to loss from continuing operations before (benefit) from income taxes for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(in thousands)
Current tax expense (benefit):
Federal	$—	$—
State and local	(197)	(184)
Total current tax expense (benefit)	(197)	(184)
Deferred tax expense
Federal	—	—
State and local	—	—
Total deferred tax expense	—	—
Total expense (benefit) from income taxes	$(197)	$(184)

The Company sold some of its New Jersey operating loss carry forwards under a program of the New Jersey Economic Development Authority (NJEDA) in exchange for net proceeds of $197,000 and $189,000 in 2013 and 2012 respectively. In order to realize these benefits, the Company must apply to the NJEDA each year and must meet various requirements for continued eligibility. In addition, the program must continue to be funded by the state of New Jersey, and there are limitations based on the level of participation by other companies. Since these specific sale transactions are subject to approval by the NJEDA, the Company recognizes the associated tax benefits in the financial statements as they are approved.

The (benefit) from income taxes differed from the amount of income taxes determined by applying the applicable federal tax rate (34%) to pretax loss from continuing operations as a result of the following:

	2013	2012
	(in thousands)

Statutory benefit	$(95)	$(1,381)
Other non-deductible expenses	2	1
Increase in federal valuation allowance	30	1,317
Sale of New Jersey net operating loss carry forward	(197)	(189)
Federal tax impact of state tax benefit, net	63	68
	$(197)	$(184)

Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(in thousands)
Current Assets
Allowance for doubtful accounts	$6	$6
Inventory reserve	115	45
Other	161	151
Total Current Assets	282	202

Long Term Assets (Liabilities)
Property, plant and equipment	209	203
Deferred royalty payments	5	10
Tax operating loss carry forwards	10,672	11,101
Tax credit carry forwards	217	225
Non-employee stock options	685	625
Other	(8)	(8)
Total Long Term Assets (Liabilities)	11,780	12,156
Gross Deferred Tax Asset (Liability)	12,062	12,358
Less: valuation allowance	(12,062)	(12,358)
Deferred taxes, net	$—	$—

The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its plan to sell the benefit of certain state net operating loss carry forwards, its expectations for the future, and the expiration dates of the net operating loss carry forwards. The Company has concluded that it is more likely than not that it will be unable to realize the gross deferred tax assets in the immediate future and has established a valuation allowance for all such deferred tax assets. Accordingly, the Company has provided a valuation allowance of $12.1 million and $12.4 million for the years ended December 31, 2013 and 2012, respectively, on the deferred tax assets relating to these net operating loss carry forwards.

Operating loss and tax credit carry forwards for tax reporting purposes as of December 31, 2013 were as follows:

(in thousands)

Federal:
Operating losses (expiring through 2032)	$ 31,308
Research tax credits (expiring through 2025)	168
Alternative minimum tax credits (available without expiration)	28
State:
Net operating losses – Tennessee (expiring in 2027)	425
Alternative minimum assessment – New Jersey (available without expiration)	21

Federal net operating loss carry forwards that expire through 2032 have significant components expiring in 2020 (21%), 2029 (11%), 2030 (11%), 2031 (9%) and 2032 (12%).

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

13.      Lease Commitments

The Company’s commitments and contingencies consisted of operating leases for warehouse space and equipment of $95,800 for 2014, $97,200 for 2015, $98,700 for 2016, $98,700 for 2017 and $34,200 for 2018. Rent expense was $121,700 and $66,900 for the years ended December 31, 2013 and 2012, respectively.

14.      Legal and U.S. Regulatory Proceedings

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its former manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection (NJ DEP) and the local authorities, and hired a contractor to assess the exposure and required clean up. The total estimated costs for the clean-up and remediation is $739,000, of which approximately $6,000 remains accrued as of December 31, 2013. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

The restricted cash on the Consolidated Balance Sheet of $54,000 as of December 31, 2013 and 2012 represents a restricted escrow account set up on the requirement of the NJ DEP for the soil remediation work. These funds will be released to the Company upon the DEP approval when the remediation is completed.

On December 19, 2013, we filed a complaint in the United States District Court for the District of Delaware against Mallinckrodt LLC, Mallinckrodt, Inc. and Nuvo Research Inc. (collectively, “Mallinckrodt”) seeking a declaration of non-infringement of United States Patent Nos. 8,217,078 and 8,546,450 so that we can bring our generic diclofenac sodium topical solution 1.5% to market at the earliest possible date under applicable statutory and FDA regulatory provisions.

On January 10, 2014, Mallinckrodt filed an answer and counterclaim alleging that the Company infringes the patents at issue. On January 28, 2014, we filed a motion to dismiss Mallinckrodt’s counterclaim and, on March 5, 2014, Mallinckrodt filed an opposition to such motion. The court has not yet rendered a decision. The Company believes the complaint has merit, and the Company intends to continue to pursue Mallinckrodt. Based on the early stage of this complaint and counterclaim the Company is unable to predict the outcome.

15.      Employee Benefits

The Company has a 401(k) contribution plan, pursuant to which employees may elect to contribute to the plan, in whole percentages, up to 100% of compensation. Employees’ contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $17,500 for 2013 and $17,000 for 2012, plus a catch-up contribution of up to $5,500 for 2013 and 2012, if a participant qualifies. The Company matches 100% of the first 3% of compensation contributed by participants and 50% of the next 2% of compensation contributed by participants. The Company contribution is in the form of cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $93,000 and $71,000 in 2013 and 2012, respectively.

16.      Related Party Transactions

For a description of the Company’s Private Placement and Credit Agreement with Amzak Capital Management, LLC, the related party, see Notes 7 and 17.

17.      2012 Private Placement

On December 21, 2012, the Company, closed a $2,000,000 private placement (the “Offering”) with Amzak Capital Management, LLC (the “Investor”). Pursuant to the terms of a Securities Purchase Agreement entered into with the Investor (the “Purchase Agreement”) on December 20, 2012, the Company issued to the Investor (i) 1,965,740 shares of the Company common stock, held in treasury (the “Shares”), and (ii) a ten-year warrant to purchase up to an aggregate of 387,201 shares of the Company common stock, with an exercise price of $0.01 per share (the “Warrants”). The Warrants are exercisable immediately. The Company used the proceeds from this Offering to for general working capital as well as the acquisition of econozale nitrate cream 1% which was purchased on February 1, 2013.

In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of December 20, 2012, with the Investor, relating to the registration of the Shares, the Warrants and the shares of common stock issuable upon the exercise of the Warrants, issued in connection with the Offering (the “Registrable Shares”). The Registration Rights Agreement provides that the Company will file a “resale” registration statement (the “InitialRegistration Statement”) covering all of the Registrable Shares within six months of the date of the Registration Rights Agreement and that such Initial Registration Statement shall be declared effective within nine months of the date of the Registration Rights Agreement, subject to certain limitations. Further, the Company has agreed to pay the Investor specified cash payments as partial liquidated damages in the event the Initial Registration Statement is not declared effective by the Securities and Exchange Commission (the “SEC”)within the specified timeframe. The Initial Registration Statement was filed with the SEC on May 9, 2013, within six months of the date of the Registration Rights Agreement and became effective on May 13, 2013, within nine months of the date of the Registration Rights Agreement.

18.      Asset Purchase Agreement

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

In consideration for the purchase of the assets pursuant to the Purchase Agreement, the Company paid Prasco $1.4 million in cash and paid an additional aggregate of $400,000 upon the occurrence of the milestone events (the “Milestone Payment”). The Milestone Payment is secured by a first-priority security interest in the acquired assets under the Purchase Agreement. The transaction is accounted for as a purchase of the product and product rights, and as such the initial payment, milestone payment and related costs to acquire the asset are included as part of product acquisition costs totaling $1.8 million. The Company capitalized and amortized the costs over fifteen years, the useful life of the acquired product and product rights.

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

19. Subsequent Events

On March 3, 2014, the Company submitted its ANDA in 2014 to the FDA, which brings the Company’s total number of ANDA submissions to fourteen.

On March 12, 2014, the Company received its first approval from the FDA for an ANDA. The FDA has approved IGI's application for lidocaine hydrochloride USP 4% topical solution. Lidocaine hydrochloride USP 4% topical solution is indicated for the production of topical anesthesia of accessible mucous membranes of the oral and nasal cavities and proximal portions of the digestive tract.

On March 25, 2014, the Board of Directors of the Company, at the recommendation of its Organization and Compensation Committee, resolved to award a cash bonus in the amount of $75,000 to its President and Chief Executive Officer, Jason Grenfell-Gardner. Mr. Grenfell-Gardner is also a director of the Company.

On March 31, 2014, the Company filed a Form 8-K disclosing that on March 25, 2014, Joyce Erony, a director and the chairperson of the IGI Laboratories, Inc.’s Board of Directors, advised us that she will not stand for re-election as a director at the Company’s annual meeting to be held on May 27, 2014. Also included in the 8-K, was the announcement that on March 28, 2014, Michael B. Hemric advised the Company that he will be resigning as a director of the Company’s Board of Directors effective April 1, 2014. We have begun the interview process to appoint new directors to the Company’s Board.