Form 10-Q
period 2014-03-31
IGI LABORATORIES, INC
filed 2014-05-15
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐    No ☑

The number of shares outstanding of the issuer’s common stock is 47,122,121 shares, net of treasury stock, as of May 10, 2014.

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product sales, net	$ 6,383	$ 3,467
Research and development income	313	159
Licensing, royalty and other revenue	157	57
Total revenues	6,853	3,683

Costs and Expenses:
Cost of sales	3,987	2,575
Selling, general and administrative expenses	1,282	679
Product development and research expenses	1,365	658
Total costs and expenses	6,634	3,912
Operating income (loss)	219	(229)
Interest expense and other, net	(52)	(28)

Net Income (Loss)	$ 167	$ (257)

Basic income (loss) per share	$0.00	$(0.01)
Diluted income (loss) per share	$0.00	$(0.01)

Weighted average shares of common stock outstanding:
Basic	46,826,733	42,933,146
Diluted	48,529,603	42,933,146

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	(Unaudited) March 31, 2014	December 31, 2013*
ASSETS
Current assets:
Cash and cash equivalents	$2,414	$2,101
Accounts receivable, net	4,120	4,947
Inventories	2,661	2,869
Prepaid expenses and other receivables	691	641
Total current assets	9,886	10,558
Property, plant and equipment, net	2,598	2,623
Product acquisition costs	1,736	1,766
Restricted cash, long term	54	54
License fee, net	175	200
Debt issuance costs, net	61	69
Other	157	157
Total assets	$14,667	$15,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,339	$1,523
Accrued expenses	2,004	2,915
Deferred income, current	360	768
Capital lease obligation, current	11	15
Total current liabilities	3,714	5,221

Note payable, bank	3,000	3,000
Other long term liabilities	12	15
Total liabilities	6,726	8,236

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 47,019,121 and 46,748,575 shares issued and outstanding as of March 31, 2014 and
December 31, 2013, respectively	490	487
Additional paid-in capital	52,121	51,541
Accumulated deficit	(44,670)	(44,837)
Total stockholders’ equity	7,941	7,191
Total liabilities and stockholders’ equity	$14,667	$15,427

*Derived from the audited December 31, 2013 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$167	$(257)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation	93	94
Amortization of license fee	25	25
Stock-based compensation expense	259	57
Provision for write down of inventory	14	12
Amortization of debt issuance costs	8	8
Amortization of product acquisition costs	30	-
Changes in operating assets and liabilities:
Accounts receivable	827	(1,546)
Inventories	194	(279)
Prepaid expenses and other current assets	(50)	(211)
Accounts payable and accrued expenses	(1,095)	426
Deferred income	(409)	77
Net cash provided by (used in) operating activities	63	(1,594)

Cash flows from investing activities:
Capital expenditures	(68)	(60)
Product acquisition costs	-	(1,426)
Net cash used in investing activities	(68)	(1,486)

Cash flows from financing activities:
Proceeds from note payable, bank	-	1,000
Principal payments on capital lease obligation	(6)	(4)
Costs related to stock issuance	(3)	(42)
Proceeds from exercise of common stock warrants	327	236
Net cash provided by financing activities	318	1,190

Net increase (decrease) in cash and cash equivalents	313	(1,890)
Cash and cash equivalents at beginning of period	2,101	2,536
Cash and cash equivalents at end of period	$2,414	$646

Supplemental cash flow information:
Cash payments for interest	54	9
Cash payment for taxes	7	8

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2014

(in thousands, except share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, December 31, 2013	46,748,575	$ 487	$ 51,541	$ (44,837)	$ 7,191

Stock based compensation expense – stock options			75		75
Stock based compensation expense – restricted stock			184		184
Stock warrants exercised	270,546	3	324		327
Costs related to stock issuance			(3)		(3)
Net income	-	-	-	167	167

Balance, March 31, 2014	47,019,121	$ 490	$ 52,121	$ (44,670)	$ 7,941

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated balance sheet as of December 31, 2013 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

1.	Organization

IGI Laboratories, Inc. is a Delaware corporation incorporated in 1977. On May 7, 2008, the stockholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. The Company’s office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. The Company is a developer, manufacturer, and marketer of topical formulations. The Company’s goal is to become a leader in the generic topical pharmaceutical market. In its own label, the Company sells generic topical pharmaceutical products that are bioequivalent to their brand name counterparts. The Company also provides development, formulation, and manufacturing services to the pharmaceutical, over-the-counter (OTC), and cosmetic markets.

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

To date, we have filed fourteen Abbreviated New Drug Applications, or ANDAs, with the United States Food and Drug Administration, or FDA for additional pharmaceutical products. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least ten ANDAs in 2014 through our internal research and development program. On March 12, 2014, the Company received our first approval from the FDA for an ANDA. The FDA has approved IGI’s application for lidocaine hydrochloride USP 4% topical solution. We will also seek to license or acquire further products, intellectual property, or ANDAs to expand our portfolio. On February 1, 2013, we acquired assets and intellectual property, including an ANDA, for econazole nitrate cream 1%, which we launched in September 2013.

IGI also develops, manufactures, fills, and packages topical semi-solid and liquid products for branded and generic pharmaceutical customers as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema.

2.	Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $2,414,000 at March 31, 2014, the $2,000,000 available under the $5,000,000 credit facility detailed below and cash from operations. The Company had net income of $167,000 for the three months ended March 31, 2014 and a net loss of $257,000 for the three months ended March 31, 2013, and had working capital of $6,172,000 at March 31, 2014.

The Company’s business operations have been primarily funded over the past five years through private placements of its capital stock. The Company raised an aggregate of $2,000,000 through private placements of equity with accredited investors in 2012, $7,213,000 in 2010 and $5,304,000 in 2009 principally from private equity investors. The use of proceeds was intended for general working capital needs as well as the acquisition of econazole nitrate cream 1% which was purchased on February 1, 2013 and launched in September 2013. In August 2012, the Company also entered into a $3,000,000 line of credit. On July 26, 2013, the Company entered into an amendment to the loan and security agreement. The amendment increased the line of credit to $5,000,000 on December 31, 2013 upon the Company’s compliance with certain covenants (See Note 8). As of March 31, 2014 the outstanding balance on the line of credit was $3,000,000. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that our existing capital resources will be sufficient to support its current business plan and operations beyond May 2015.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for excess and obsolete inventories, allowances for sales returns, allowances for doubtful accounts, provisions for income taxes and related deferred tax asset valuation allowance, stock based compensation, and accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the three months ended March 31, 2013, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for that period; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock and the conversion of preferred stock, which were excluded from the net loss per share calculation for the three months ended March 31, 2013 due to their anti-dilutive effect, and amounted to 6,160,610.

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

Gross-To-Net Sales Deductions
	Three months ended March 31,
	2014	2013

Gross IGI product sales	$ 5,025	$ 2,266

Reduction to gross product sales:
Chargebacks and billbacks	1,584	660
Sales discounts and other allowances	498	190
Total reduction to gross product sales	$ 2,082	$ 850

Net IGI product sales	$ 2,943	$ 1,416

Accounts receivable are presented net of SRA balances of $1.5 million and $0.8 million at March 31, 2014 and 2013, respectively. Accounts payable and accrued expenses include $0.2 million and $0.3 million at March 31, 2014 and 2013, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $0.2 million and $0.3 for the three month periods ended March 31, 2013 and 2012, respectively, were included in cost of goods sold. In addition, in connection with three of the four products the Company currently manufactures, markets and distributes in its own label, in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the three products which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales excludes fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.9 million and $0.5 at March 31, 2014 and 2013, respectively, related to these royalties. Royalty expense of $1.3 million and $0.5 was included in cost of goods sold for the three months ended March 31, 2014 and 2013, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended March 31, 2014, three of our customers accounted for 50% of our revenue. For the three months ended March 31, 2013, four of our customers accounted for 70% of our revenue. One of these customers is the same for both periods. Accounts receivable related to the Company’s major customers comprised 55% of all accounts receivable as of March 31, 2014. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements for the three months ended March 31, 2014 that have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at March 31, 2014 and December 31, 2013 consist of:

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 2,183	$ 2,172
Work in progress	29	271
Finished goods	449	426
Total	$ 2,661	$ 2,869

5.	Stock-Based Compensation

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 2,309,798 options have been granted to non-employee directors through March 31, 2014 and 727,782 of those have been forfeited through March 31, 2014 and returned to the option pool. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

The 1999 Stock Incentive Plan, as amended (“1999 Plan”), replaced all previously authorized employee stock option plans, and no additional options may be granted under those previous plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company’s employees, officers, directors, consultants and advisors to purchase a maximum of 3,200,000 shares of common stock. However, pursuant to the terms of the 1999 Plan, no awards may be granted after March 16, 2009. A total of 2,892,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company’s common stock at the date of grant. Options outstanding under the 1999 Plan are generally exercisable in cumulative increments over four years commencing one year from date of grant.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of March 31, 2014, options to purchase 1,911,500 shares of common stock were outstanding under the 2009 Plan. As of March 31, 2013, 1,473,748 shares of restricted stock had been granted under the 2009 Plan and 230,420 of those have been forfeited through March 31, 2014 and returned to the pool.

In summary, there are 2,765,500 options outstanding under the 1999 Plan, the Director Plan and the 2009 Plan, collectively as of March 31, 2014.

Stock Options

There are 1,200,820 options available for issuance under the 1999 Plan, the Director Plan, and the 2009 Plan collectively as of March 31, 2014.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the three months ended
March 31, 2014

Expected volatility	44.0% - 47.1%
Expected term (in years)	3.2 years
Risk-free rate	0.74% - 1.01%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of March 31, 2014 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding as of January 1, 2014	2,643,500	$1.12
Issued	172,000	$3.14
Exercised	-	-
Forfeited	(50,000)	$1.04
Expired	-	-
Outstanding as of March 31, 2014	2,765,500	$1.25

Exercisable as of March 31, 2014	1,576,830	$1.12

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2014 was $1.01.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2014:

Outstanding:
				Weighted Average
Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life

$0.55	$1.00	218,000	$0.76	4.58
$1.01	$1.50	2,164,000	$1.09	7.65
$1.51	$5.65	383,500	$2.44	8.56
Total		2,765,500	$1.25	7.53

Exercisable:
		Stock Options	Weighted Average
Range of Exercise Prices		Exercisable	Exercise Price

$0.55	$1.00	214,000	$0.75
$1.01	$1.50	1,212,830	$1.12
$1.51	$5.65	150,000	$1.67
Total		1,576,830	$1.12

As of March 31, 2014, the intrinsic value of the options outstanding is $12,160,070 and the intrinsic value of the options exercisable is $7,139,400. There were no options exercised during the three months ended March 31, 2014. As of March 31, 2014, there was approximately $375,000 of total unrecognized compensation cost that will be recognized through March 2017 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $183,300 and $4,900 of compensation expense during the three months ended March 31, 2014 and 2013, respectively, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At March 31, 2014, the Company had approximately $438,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from April 2014 through July 2015.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2014	246,001	$ 2.64

Changes during the period:
Shares granted	-	-
Shares vested	(29,334)	1.00
Shares forfeited	-	-

Non-vested balance at March 31, 2014	216,667	$ 2.86

6.	Income Taxes

The Company has a history of tax losses and has recorded a full valuation allowance against its net deferred tax assets. The Company has not recorded a tax provision at March 31, 2014, as it has estimated its effective tax rate for 2014 (after considering utilization of existing net operating losses) to be insignificant. The tax years 2009-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to the exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $25,000 related to this agreement for each of the three month periods ended March 31, 2014 and 2013.

8.	Note Payable - Bank

On August 31, 2012, IGI Laboratories, Inc. and its subsidiaries entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Square 1 Bank (the “Lender”) pursuant to which the Lender agreed to extend credit facilities to the Company (the “Financing”). The Company drew down $1,000,000 in principal amount on August 31, 2012, $1,000,000 in principal amount on February 5, 2013 and $1,000,000 in principal amount on August 2, 2013. At March 31, 2014, $3,000,000 in principal was outstanding.

To secure payment of the amounts financed under the Loan and Security Agreement, the Company has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, except intellectual property.

Under the Loan and Security Agreement, the Company can request revolving loan advances under (a) the Formula Revolving Line and (b) the Non-Formula Revolving Line, and term loan advances under the term loans. The aggregate total borrowings under the facilities cannot exceed the total borrowing limit of $3,000,000 at any one time outstanding. Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 1.9% above the prime rate then in effect, and (B) 5.65%. Non-Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 2.15% above the prime rate then in effect, and (B) 5.9%. Term loan advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 2.4% above the prime rate then in effect, and (B) the rate in effect at March 31, 2014, which was 6.15%.

The term of the Formula Revolving Line and the Non-Formula Revolving Line is one year from the date of the Loan and Security Agreement and can be extended by mutual agreement of the parties. The term of the term loans is 42 months from the date of the Loan and Security Agreement, and the Company is finalizing negotiations to extend the drawdown period.

In accordance with the Loan and Security Agreement, the Company had to maintain a liquidity ratio of at least 1.25 to 1.00 (the “LQR Threshold”), provided that the LQR Threshold was reduced to 1.00 so long as the Company had achieved minimum Revenue, measured monthly on a trailing three month basis, of at least the amounts listed in the document for the corresponding reporting periods. To further clarify, if at any time the Company is not in compliance with the minimum revenue amounts set forth below, the LQR Threshold would be increased to 1.25 to 1.00. “Liquidity” means the sum of: (i) unrestricted cash in bank plus (ii) the Borrowing Base (the amount drawn to date). In accordance with the Loan and Security Agreement, liquidity ratio means the ratio of Liquidity to all Indebtedness to the Lender (but excluding any Indebtedness to the Lender which is secured by cash held in a segregated deposit account at the Lender). As of March 31, 2014, the Company was in compliance with the LQR Threshold required under the Loan and Security Agreement.

On July 26, 2013, the Company entered into an Amendment to the Loan and Security Agreement (the “Amendment”). In accordance with the Amendment, notwithstanding the existing LQR Thresholds, for so long as the Company is in compliance with the minimum revenue requirements established in this Amendment, the Company shall be permitted to maintain a liquidity ratio of not less than .90 to 1.00 for a continuous 60 day period every 12 months. In connection with the lower liquidity ratio, in accordance with the Amendment, under the Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 4.9% above the prime rate then in effect, and (B) 8.65%. Non-Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 5.15% above the prime rate then in effect, and (B) 8.9%, until such time that the lower liquidity ratio is no longer in place. On December 31, 2013, the aggregate borrowing amount was increased from $3,000,000 to $5,000,000.

In connection with the Financing, the Company paid in full its existing credit facility with Amzak Capital Management, LLC and executed a Release and Termination Note and Credit Agreement with Amzak Capital Management, LLC to release the Company from any future obligations under the Credit Agreement executed on December 21, 2010 (the “Amzak Credit Facility “).

9.	Stock Warrants

Stock Warrant activity for the quarters ended March 31, 2014 and 2013 consisted of:

	2014		2013
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning balance	354,546	$1.21	782,259	$0.85

Stock warrants granted	-	-	-	-
Stock warrants expired	-	-	-	-
Stock warrants exercised	(270,546)	1.21	(427,713)	0.55

Ending balance	84,000	$1.21	354,546	$1.21

In connection with the private placement of the Company’s Common Stock on December 8, 2010, the Company granted Common Stock Warrants to purchase 338,182 and 16,364 shares, respectively, to each of its two placement agents for $1.21 per share which expire on December 8, 2015. On March 7, 2014, 270,546 of the 338,182 warrants were exercised.

In addition, the Company executed as of December 31, 2012 a settlement agreement with Amzak Capital Management, LLC in connection with a common stock purchase warrant that we issued to Amzak on December 21, 2012 under which the Company issued a ten-year warrant to purchase up to 427,713 shares of the Company’s common stock, with an exercise price of $0.55 per share. The warrants were exercised in full on February 8, 2013. The amount of the fair value of the warrant issued was $209,000, and included as interest expense in 2012, as it related to the credit agreement which was terminated in August of 2012.

10.	Asset Purchase Agreement

On February 1, 2013, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Prasco, LLC, an Ohio limited liability company (“Prasco”), pursuant to which the Company purchased from Prasco assets associated with econazole nitrate cream 1% (the “Product”), which is available in 15g, 30g, and 85g tubes and has United States Food and Drug Administration approved indications for the treatment of tinea pedis, tinea cruris, and tinea corporis as well as the treatment of cutaneous candidiasis and tinea versicolor.

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

Under and subject to the terms and conditions of the Purchase Agreement, Prasco continued to distribute the Product during a six-month period following the closing of the Purchase Agreement, and the Company completed the technical transfer of the Product and begun manufacturing the Product under its own label during the third quarter of 2013. Beginning in the third quarter of 2013, the Company’s product sales included sales of the product.

In addition, the Purchase Agreement contains certain non-compete restrictions preventing Prasco from selling the Product in the United States for a period of seven years.

On October 23, 2013, the Company announced that it had received formal approval from the U.S. Food and Drug Administration (FDA) for the CBE-30 supplemental filing to approve the site transfer of the Econazole nitrate cream 1%, to the Company’s manufacturing facility in Buena, NJ.

11.	Legal

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

On April 22, 2014, the court issued a Memorandum Order, granting in part and denying in part IGI’s motion to dismiss Mallinckrodt’s counterclaims. We continue to believe that our claims have merit and we continue to pursue them against Mallinckrodt. Based on the early stage of this case, we are unable to predict the outcome.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management’s beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The forward-looking statements set forth herein speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Company Overview

Strategic Overview

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

Recent Events

On March 3, 2014, we submitted our first ANDA for 2014 to the FDA, which brought our total number of ANDA submissions to fourteen.

On March 12, 2014, we received our first approval from the FDA for an ANDA. Lidocaine hydrochloride USP 4% topical solution is indicated for the production of topical anesthesia of accessible mucous membranes of the oral and nasal cavities and proximal portions of the digestive tract. Based on November 2013 IMS Health data, the total addressable market for the generic version of this product is approximately $1.8 million, in which IGI will currently compete with two other manufacturers. IGI originally submitted this ANDA to the FDA in May 2012.

On May 7, 2014, we received a tentative approval from the FDA for an ANDA. Diclofenac sodium topical solution, 1.5% is a nonsteroidal anti-inflammatory drug indicated for the treatment of the pain of osteoarthritis of the knee. Based on recent IMS Health data, the total addressable market for this product is approximately $29 million. IGI originally submitted this ANDA to the FDA in December 2010.

Results of Operations

Three months ended March 31, 2014 compared to March 31, 2013

The Company had net income of $167,000, or $0.00 per share, for the three months ended March 31, 2014 compared to a net loss of $257,000, or $0.01 per share, for the three months ended March 31, 2013, which resulted from the following:

Revenues (in thousands):

Components of Revenue:	2014	2013	$ Change	% Change
Product sales, net	$ 6,383	$ 3,467	$ 2,916	84%
Research and development income	313	159	154	97%
Licensing, royalty and other revenue	157	57	100	175%
Total Revenues	$ 6,853	$ 3,683	$ 3,170	86%

The increase in product sales for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the launch of our own generic pharmaceutical product line in the first quarter of 2013, including the launch of econazole nitrate cream 1% in September 2013, in addition to increased product sales to three of our major pharmaceutical customers, which was only partially offset by decreased sales to one of our cosmetic customers and two of our pharmaceutical customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. Licensing and royalty income increased slightly due to an increase in other revenue while licensing and royalty revenue remained the same.

Costs and expenses (in thousands):

	2014	2013	$ Change	% Change
Cost of sales	$ 3,987	$ 2,575	$ 1,412	55%
Selling, general and administrative	1,282	679	603	89%
Product development and research	1,365	658	707	107%
Totals costs and expenditures	$ 6,634	$ 3,912	$ 2,722	70%

Cost of sales increased for the three months ended March 31, 2014 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 58% for the three months ended March 31, 2014 as compared to 70% for the three months ended March 31, 2013. The decrease in cost of sales as a percentage of product sales for 2013 was attributable to increased revenue from the launch of our first four IGI label products, which have higher margins, and a shift in the mix of our product sales to include greater higher margin pharmaceutical products. Our research and development income results primarily from services rendered under contractual agreements, and therefore cost of sales as a percentage of our research and development income is relatively low. Consistent with our strategy, we expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the three months ended March 31, 2014 increased by $603,000 as compared to the same period in 2013. There were increases of $191,000 in salaries, bonuses and related costs, $202,000 in the expense from the issuance of stock based compensation related to options and restricted stock, $113,000 in professional fees, $30,000 in amortization of product acquisition costs and $63,000 in other administrative expenses.

Product development and research expenses for the three months ended March 31, 2014 increased by $707,000 as compared to the same period in 2013. Consistent with our strategy to expand our portfolio of generic prescription topical pharmaceutical products, we increased headcount, which resulted in an increase of $17,000 in salaries and related costs. We increased spending on clinical studies by $446,000, pilot batch expense by $138,000, outside testing and supplies by $58,000 and overhead costs by $6,000. In addition we incurred an increase of approximately $48,000 in fees related to the Generic Drug User Fee Act and the associated filing of our applications with the FDA.

Interest expense and other, net (in thousands):

	2014	2013	$ Change	% Change
Interest expense	$ 52	$ 33	$ 19	58%
Other	$ -	$ (5)	$ (5)	(100)%

Interest expense increased for the three months ended March 31, 2014 as compared to the same period in 2013 due to the increase in the amount of the Note Payable – Bank (see Note 8 to the Company’s Consolidated Financial Statements) outstanding during the three months ended March 31, 2014 as compared to the same period in 2013.

Net income (loss) (in thousands, except per share numbers):

	2014	2013	$ Change	% Change
Net income (loss)	$ 167	$ (257)	$ 424	165%
Net income (loss) per share	$ 0.00	$ (0.01)	$ 0.01	100%

Net income for the three months ended March 31, 2014 was $167,000 as compared to a net loss of $257,000 in the same period last year. This improvement is due to the increase in revenues, partially offset by the increases in costs and expenses described above.

Liquidity and Capital Resources

The Company’s operating activities provided $63,000 of cash during the three months ended March 31, 2014 compared to $1,594,000 cash used in operating activities during the three months ended March 31, 2013. The cash provided by operating activities for the three months ended March 31, 2014 was substantially a result of the net income plus non-cash expenses for the period offset by a net decrease in operating assets and liabilities. The use of cash for the three months ended March 31, 2013 was a result of the net loss and the changes in operating assets and liabilities, particularly a significant increase in accounts receivable related to the launch of our IGI label products.

The Company’s investing activities used $68,000 during the three months ended March 31, 2014 compared to $1,486,000 of cash used in investing activities during the three months ended March 31, 2013. The funds used for the three months ended March 31, 2014 were for additional IT equipment and equipment and improvements for the compounding area and the warehouse and the funds used for the period ended March 31, 2013 were for the purchase of econazole nitrate cream (see Note 10 to the Company’s Consolidated Financial Statements) and additional equipment and improvements in the compounding area and packaging and filling lines.

The Company’s financing activities provided $318,000 of cash during the three months ended March 31, 2014 compared to $1,190,000 of cash provided during the three months ended March 31, 2013. The cash provided for the three months ended March 31, 2014 was mainly the $327,000 proceeds from the exercise of common stock warrants and the cash provided for the three month period ended March 31, 2013 was mainly the proceeds of $1,000,000 from the drawdown of the Note Payable (see Note 8 to the Company’s Consolidated Financial Statements) and $236,000 of proceeds from the exercise of common stock warrants.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $2,414,000 at March 31, 2014, the $2,000,000 available on the $5,000,000 credit facility detailed in Note 8 and future cash from operations. The Company had working capital of $6,172,000 at March 31, 2014.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond May 2015.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as of the date of this report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not required as we are a smaller reporting company.

Critical Accounting Policies and Estimates

IGI’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Please refer to the Company’s Form 10-K for the year ended December 31, 2013 for a complete list of all Critical Accounting Policies and Estimates. See also Note 3 to the Company’s Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective.

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

On April 22, 2014, the court issued a Memorandum Order, granting in part and denying in part IGI’s motion to dismiss Mallinckrodt’s counterclaims. We continue to believe that our claims have merit and we continue to pursue them against Mallinckrodt. Based on the early stage of this case, we are unable to predict the outcome.

ITEM 1A. Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 have not materially changed.

Risks Related to Our Business

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Three of our customers accounted for 50% of our revenue for the three months ended March 31, 2014 and four of our customers accounted for 70% of our revenue for the three months ended March 31, 2013. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Prior to the fourth quarter of 2013, we have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last nine years, and no net income has been available to common stockholders during each of these years. As of March 31, 2014, our stockholders’ equity was $7.9 million and we had an accumulated deficit of $45 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the three months ended March 31, 2014, the average daily trading volume of our Common Stock on the NYSE Amex was approximately 325,000 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI Laboratories, Inc.

Date: May 15, 2014	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ Jenniffer Collins
Jenniffer Collins
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.