Form 10-Q
period 2014-06-30
IGI LABORATORIES, INC
filed 2014-08-11
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐    No ☑

The number of shares outstanding of the issuer's common stock is 52,482,787 shares, net of treasury stock, as of August 6, 2014.

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$ 6,021	$ 3,706	$ 12,520	$ 7,174
Research and development income	437	109	750	268
Licensing, royalty and other revenue	25	5	66	62
Total revenues	6,483	3,820	13,336	7,504

Costs and Expenses:
Cost of sales	3,580	2,673	7,567	5,248
Selling, general and administrative expenses	1,156	706	2,438	1,386
Product development and research expenses	2,028	805	3,393	1,463
Total costs and expenses	6,764	4,184	13,398	8,097
Operating loss	(281)	(364)	(62)	(593)
Interest expense and other, net	(64)	(39)	(116)	(67)

Net loss	$ (345)	$ (403)	$ (178)	$ (660)

Basic and diluted loss per share	$(0.01)	$(0.01)	$0.00	$(0.02)

Weighted average shares of common stock outstanding:
Basic and diluted	47,107,094	43,206,016	46,967,688	43,070,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30, 2014 (Unaudited)	December 31, 2013*
ASSETS
Current assets:
Cash and cash equivalents	$1,762	$2,101
Accounts receivable, net	5,251	4,947
Inventories	2,723	2,869
Prepaid expenses and other receivables	814	641
Total current assets	10,550	10,558
Property, plant and equipment, net	2,750	2,623
Product acquisition costs, net	1,706	1,766
Restricted cash, long term	54	54
License fee, net	150	200
Debt issuance costs, net	53	69
Other	355	157
Total assets	$15,618	$15,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,246	$1,523
Accrued expenses	2,234	2,915
Deferred income	135	768
Capital lease obligation	11	15
Total current liabilities	4,626	5,221

Note payable, bank	3,000	3,000
Other long term liabilities	8	15
Total liabilities	7,634	8,236

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 47,129,621 and 46,748,575 shares issued and outstanding as of June 30, 2014 and
December 31, 2013, respectively	491	487
Additional paid-in capital	52,508	51,541
Accumulated deficit	(45,015)	(44,837)
Total stockholders’ equity	7,984	7,191
Total liabilities and stockholders' equity	$15,618	$15,427

*Derived from the audited December 31, 2013 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2014 and 2013

(in thousands)

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(178)	$(660)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	185	190
Amortization of license fee	50	50
Stock-based compensation expense	519	112
Provision for write down of inventory	114	22
Amortization of debt issuance costs	16	15
Amortization of product acquisition costs	60	-
Changes in operating assets and liabilities:
Accounts receivable	(304)	(1,025)
Inventories	32	(353)
Prepaid expenses and other current assets	(371)	(56)
Accounts payable and accrued expenses	42	701
Deferred income	(635)	53
Net cash used in operating activities	(470)	(951)

Cash flows from investing activities:
Capital expenditures	(312)	(149)
Product acquisition costs	-	(1,426)
Net cash used in investing activities	(312)	(1,575)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants and options	456	364
Principal payments on capital lease obligation	(9)	(8)
Costs related to stock issuance	(4)	(53)
Proceeds from note payable, bank	-	1,000
Net cash provided by financing activities	443	1,303

Net decrease in cash and cash equivalents	(339)	(1,223)
Cash and cash equivalents at beginning of period	2,101	2,536
Cash and cash equivalents at end of period	$1,762	$1,313

Supplemental Cash flow information:
Cash payments for interest	$123	$55
Cash payments for taxes	$16	$8

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the six months ended June 30, 2014 (unaudited)

(in thousands, except share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, December 31, 2013	46,748,575	$ 487	$ 51,541	$ (44,837)	$ 7,191

Stock based compensation expense – stock options			154		154
Stock based compensation expense – restricted stock			365		365
Stock warrants exercised	270,546	3	324		327
Stock options exercised	110,500	1	127		128
Costs related to stock issuance			(3)		(3)
Net loss	-	-	-	(178)	(178)

Balance, June 30, 2014 (unaudited)	47,129,621	$ 491	$ 52,508	$ (45,015)	$ 7,984

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated balance sheet as of December 31, 2013 has been derived from those audited consolidated financial statements. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

1.	Organization

IGI Laboratories, Inc. is a Delaware corporation incorporated in 1977. On May 7, 2008, the stockholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. The Company’s office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. The Company is a specialty generic drug developer and manufacturer. The Company’s goal is to become a leader in the specialty generic pharmaceutical market. In its own label, the Company sells generic topical pharmaceutical products that are bioequivalent to their brand name counterparts. The Company also provides contract manufacturing and formulation services to the pharmaceutical, over-the-counter, or (OTC) and cosmetic markets.

Currently, we have two platforms for growth:

• Manufacturing, developing, and marketing a portfolio of generic pharmaceutical products in our own label in topical dosage forms; and,
• Increasing our current contract manufacturing and formulation services business.

In addition, we continue to explore ways to accelerate our growth through the creation of unique opportunities from the acquisition of additional intellectual property, and the expansion of the use of our existing intellectual property, including our licensed Novasome ® technology.

To date, we have filed nineteen Abbreviated New Drug Applications, or ANDAs, with the United States Food and Drug Administration, or FDA for additional pharmaceutical products. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least ten ANDAs in 2014 through our internal research and development program. On March 12, 2014, the Company received our first approval from the FDA for an ANDA. The FDA has approved IGI's application for lidocaine hydrochloride USP 4% topical solution. On May 7, 2014, the Company received tentative approval from the FDA for its ANDA for diclofenac sodium 1.5% topical solution. On June 26, 2014, the Company executed an agreement to enable it to launch the product in March 2015 after final FDA approval. We will also seek to license or acquire further products, intellectual property, or ANDAs to expand our portfolio.

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

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $1,762,000 at June 30, 2014, the $2,000,000 available under the $5,000,000 credit facility detailed below and cash from operations. The Company had a net loss of $178,000 for the six months ended June 30, 2014 and a net loss of $660,000 for the six months ended June 30, 2013, and had working capital of $5,924,000 at June 30, 2014.

On June 27, 2014, the Company announced the pricing of its underwritten public offering of 4,650,000 shares of its common stock at a price to the public of $5.00 per share (See Note 12). The offer closed on July 2, 2014, and, after giving effect to the underwriters’ exercise of the over-allotment option in full, the Company sold an aggregate of 5,347,500 shares of common stock in the offering at a public offering price of $5.00 per share. The net proceeds of the offering was approximately $25.2 million.

Prior to the most recent public offering, the Company’s business operations have been primarily funded over the past five years through private placements of its capital stock. The Company raised an aggregate of $2,000,000 through private placements of equity with accredited investors in 2012, $7,213,000 in 2010 and $5,304,000 in 2009 principally from private equity investors. The proceeds from these private placements were used for general working capital as well as the acquisition of econazole nitrate cream 1%, which was purchased on February 1, 2013 and launched in September 2013.

In August 2012, the Company entered into a $3,000,000 line of credit, which was amended on July 26, 2013. The amendment increased the line of credit to $5,000,000 effective as of December 31, 2013 upon the Company’s compliance with certain covenants (See Note 8). As of June 30, 2014 the outstanding principal balance on the line of credit was $3,000,000. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that our existing capital resources will be sufficient to support its current business plan and operations beyond August 2015.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for excess and obsolete inventories, allowances for sales returns, chargebacks, rebates, cash discounts, allowances for doubtful accounts, provisions for income taxes and related deferred tax asset valuation allowance, stock based compensation, and accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for those periods; as a result, the basic and diluted weighted average number of shares of common stock outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock and the conversion of preferred stock, which were excluded from the net loss per share calculation for those periods due to their anti-dilutive effect. Potentially dilutive common stock equivalents amounted to 2,699,000 and 6,049,112 at June 30, 2014 and 2013, respectively.

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

Revenue and Provision for Sales Returns and Allowances

As customary in the pharmaceutical industry, the Company’s gross product sales from IGI label products are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of products, an estimate of sales returns and allowances (“SRA”) is recorded, which reduces product sales. Accounts receivable and/or accrued expenses are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. Currently these provisions are based on industry standards and current contract sales terms with direct and indirect customers. Over time, these provisions are adjusted as estimates are based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company will use a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. These will include periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

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

Gross-To-Net Sales Deductions
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Gross IGI product sales	$ 5,770	$ 2,114	$ 10,795	$ 4,380

Reduction to gross product sales:
Chargebacks and billbacks	1,884	562	3,468	1,222
Sales discounts and other allowances	504	175	1,001	365
Total reduction to gross product sales	$ 2,388	$ 737	$ 4,469	$ 1,588

Net IGI product sales	$ 3,382	$ 1,377	$ 6,326	$ 2,792

Accounts receivable are presented net of SRA balances of $1.4 million and $0.8 million at June 30, 2014 and 2013, respectively. Accounts payable and accrued expenses include $0.4 million and $0.4 million at June 30, 2014 and 2013, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $0.5 million and $0.2 for the three month periods ended June 30, 2014 and 2013, respectively, were included in cost of goods sold. Wholesale fees of $0.7 million and $0.4 for the six month periods ended June 30, 2014 and 2013, respectively, were included in cost of goods sold. In addition, in connection with four of the six products the Company currently manufactures, markets and distributes in its own label, in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales excludes fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.6 million and $0.5 at June 30, 2014 and 2013, respectively, related to these royalties. Royalty expense of $0.8 million and $0.5 was included in cost of goods sold for the three months ended June 30, 2014 and 2013, respectively. Royalty expense of $2.1. million and $1.0 was included in cost of goods sold for the six months ended June 30, 2014 and 2013, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended June 30, 2014, three of the Company’s customers accounted for 46% of the Company’s revenue. For the three months ended June 30, 2013, three of the Company’s customers accounted for 41% of the Company’s revenue. One of these customers is the same for both periods. For the six months ended June 30, 2014 and 2013, two of the Company’s customers accounted for 31% and five of the Company’s customers accounted for 67% of the Company’s revenue, respectively. One of these customers is the same for both periods. Accounts receivable related to the Company’s major customers comprised 49% of all accounts receivable as of June 30, 2014. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of ASU 2014-09.

4.	Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Inventories at June 30, 2014 and December 31, 2013 consist of:

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$ 2,201	$ 2,172
Work in progress	21	271
Finished goods	501	426
Total	$ 2,723	$ 2,869

5.	Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 2,339,798 options have been granted to non-employee directors through June 30, 2014 and 777,782 of those have been forfeited through June 30, 2014 and returned to the option pool. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. On May 29, 2014, the Board of Directors adopted and the Company’s stockholders approved a further amendment of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 1,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2014 and May 19, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of June 30, 2014, options to purchase 1,858,000 shares of common stock were outstanding under the 2009 Plan. As of June 30, 2014, 1,473,748 shares of restricted stock had been granted under the 2009 Plan and 230,420 of those have been forfeited through June 30, 2014 and returned to the pool.

In summary, there are 2,615,000 options outstanding under the 1999 Plan, the Director Plan and the 2009 Plan, collectively as of June 30, 2014.

There are 2,215,820 options available for issuance under the Director Plan and the 2009 Plan collectively as of June 30, 2014.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the six months ended
June 30, 2014

Expected volatility	44.0% - 50.1%
Expected term (in years)	3.2 -3.3 years
Risk-free rate	0.74%-1.05%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of June 30, 2014 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding as of January 1, 2014	2,643,500	$1.13
Issued	208,000	$3.55
Exercised	(110,500)	$1.16
Forfeited	(126,000)	$2.04
Expired	-	-
Outstanding as of June 30, 2014	2,615,500	$1.27

Exercisable as of June 30, 2014	1,550,996	$1.12

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the six months ended June 30, 2014 was $0.89.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2014:

Outstanding:
					Weighted Average
Range of Exercise Prices			Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life

$0.55	-	$1.00	197,000	$0.75	4.13
$1.01	-	$1.50	2,076,500	$1.09	7.42
$1.51	-	$5.80	341,500	$2.69	8.32
Total			2,615,000	$1.27	7.29

Exercisable:

Range of Exercise Prices			Stock Options Exercisable	Weighted Average Exercise Price

$0.55	-	$1.00	197,000	$0.75
$1.01	-	$1.50	1,215,330	$1.12
$1.51	-	$5.80	138,666	$1.67
Total			1,550,996	$1.12

As of June 30, 2014, the intrinsic value of the options outstanding is $10,564,685 and the intrinsic value of the options exercisable is $6,498,289. The intrinsic value of options exercised during the six months ended June 30, 2014 was $420,590. As of June 30, 2014, there was approximately $304,000 of total unrecognized compensation cost that will be recognized through June 2017 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $365,000 and $9,800 of compensation expense during the six months ended June 30, 2014 and 2013, respectively, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At June 30, 2014, the Company had approximately $256,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from July 2014 through July 2015.

	Number of Restricted Stock	Weighted Average Exercise Price

Non-vested balance at January 1, 2014	246,001	$ 2.64

Changes during the period:
Shares granted	-	-
Shares vested	(29,334)	1.00
Shares forfeited	-	-

Non-vested balance at June 30, 2014	216,667	$ 2.86

6.	Income Taxes

The Company has a history of tax losses and has recorded a full valuation allowance against its net deferred tax assets. The Company has not recorded a significant tax provision at June 30, 2014, as it has estimated its effective tax rate for 2014 (after considering utilization of existing net operating losses) to be insignificant. The tax years 2009-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to the exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $50,000 related to this agreement for each of the six month periods ended June 30, 2014 and 2013.

8.	Note Payable - Bank

On August 31, 2012, IGI Laboratories, Inc. and its subsidiaries entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Square 1 Bank (the “Lender”) pursuant to which the Lender agreed to extend credit facilities to the Company (the “Financing”). The Company drew down $1,000,000 in principal amount on August 31, 2012, $1,000,000 in principal amount on February 5, 2013 and $1,000,000 in principal amount on August 2, 2013. At June 30, 2014, $3,000,000 in principal was outstanding.

To secure payment of the amounts financed under the Loan and Security Agreement, the Company has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, except intellectual property.

Under the Loan and Security Agreement, the Company can request revolving loan advances under (a) the Formula Revolving Line and (b) the Non-Formula Revolving Line, and term loan advances under the term loans. The aggregate total borrowings under the facilities cannot exceed the total borrowing limit of $3,000,000 at any one time outstanding. Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 1.9% above the prime rate then in effect, and (B) 5.65%. Non-Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 2.15% above the prime rate then in effect, and (B) 5.9%. Term loan advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 2.4% above the prime rate then in effect, and (B) the rate in effect at June 30, 2014, which was 6.15%.

The term of the Formula Revolving Line and the Non-Formula Revolving Line is one year from the date of the Loan and Security Agreement and can be extended by mutual agreement of the parties. The term of the term loans is 42 months from the date of the Loan and Security Agreement, and the Company is finalizing negotiations to extend the drawdown period.

In accordance with the Loan and Security Agreement, the Company had to maintain a liquidity ratio of at least 1.25 to 1.00 (the “LQR Threshold”), provided that the LQR Threshold was reduced to 1.00 so long as the Company had achieved minimum revenue, measured monthly on a trailing three month basis, of at least the amounts listed in the document for the corresponding reporting periods. To further clarify, if at any time the Company is not in compliance with the minimum revenue amounts set forth below, the LQR Threshold would be increased to 1.25 to 1.00. “Liquidity” means the sum of: (i) unrestricted cash in bank plus (ii) the Borrowing Base (as defined under the Loan and Security Agreements, or the amount drawn to date). In accordance with the Loan and Security Agreement, liquidity ratio means the ratio of Liquidity to all Indebtedness (as defined under the Loan and Security Agreement) to the Lender (but excluding any Indebtedness to the Lender which is secured by cash held in a segregated deposit account at the Lender). As of June 30, 2014, the Company was in compliance with the LQR Threshold required under the Loan and Security Agreement.

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

9.	Stock Warrants

Stock Warrant activity for the quarters ended June 30, 2014 and 2013 consisted of:

	2014		2013
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning balance	354,546	$1.21	782,259	$0.85

Stock warrants granted	-	-	-	-
Stock warrants expired	-	-	-	-
Stock warrants exercised	(270,546)	1.21	(427,713)	0.55

Ending balance	84,000	$1.21	354,546	$1.21

In connection with the private placement of the Company’s Common Stock on December 8, 2010, the Company granted Common Stock Warrants to purchase up to 338,182 and 16,364 shares, respectively, to each of its two placement agents for $1.21 per share which expire on December 8, 2015. On March 7, 2014, 270,546 of the 338,182 warrants were exercised.

In addition, as of December 31, 2012 the Company executed a settlement agreement with Amzak Capital Management, LLC in connection with a common stock purchase warrant that we issued to Amzak on December 21, 2012 under which the Company issued a ten-year warrant to purchase up to 427,713 shares of the Company’s common stock, with an exercise price of $0.55 per share. The warrants were exercised in full on February 8, 2013. The amount of the fair value of the warrant issued was $209,000, and included as interest expense in 2012, as it related to the credit agreement which was terminated in August of 2012.

10.	Asset Purchase Agreement

On February 1, 2013, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Prasco, LLC, an Ohio limited liability company (“Prasco”), pursuant to which the Company purchased from Prasco assets associated with econazole nitrate cream 1% (the “Product”), which is available in 15g, 30g, and 85g tubes and has the FDA approved indications for the treatment of tinea pedis, tinea cruris, and tinea corporis as well as the treatment of cutaneous candidiasis and tinea versicolor.

In consideration for the purchase of the assets pursuant to the Purchase Agreement, the Company paid Prasco $1.4 million in cash and an additional aggregate of $400,000 upon the occurrence of certain milestone events (the “Milestone Payment”). The Milestone Payment is secured by a first-priority security interest in the acquired assets under the Purchase Agreement. The transaction is accounted for as a purchase of the product and product rights, and as such the initial payment, milestone payment and related costs to acquire the asset are included as part of product acquisition costs totaling $1.8 million. The Company capitalized and amortized the costs over fifteen years, the useful life of the acquired product and product rights.

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

On October 23, 2013, the Company announced that it had received formal approval from the FDA for the CBE-30 supplemental filing to approve the site transfer of the Econazole nitrate cream 1%, to the Company’s manufacturing facility in Buena, New Jersey.

11.	Legal

The Company is involved from time to time in claims which arise in the ordinary course of business. In the opinion of management, the Company has made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on its business, financial condition and operating results.

On December 19, 2013, the Company filed a complaint in the United States District Court for the District of Delaware against Mallinckrodt LLC, Mallinckrodt, Inc. and Nuvo Research Inc. (collectively, “Mallinckrodt”) seeking a declaration of non-infringement of United States Patent Nos. 8,217,078 and 8,546,450 so that the Company can bring its generic diclofenac sodium topical solution 1.5% to market at the earliest possible date under applicable statutory and FDA regulatory provisions.

On January 10, 2014, Mallinckrodt filed an answer and counterclaim alleging that IGI Laboratories, Inc. infringes the patents at issue. On January 28, 2014, the Company filed a motion to dismiss Mallinckrodt’s counterclaim and, on March 5, 2014, Mallinckrodt filed an opposition to such motion. On April 22, 2014, the court issued a Memorandum Order, granting in part and denying in part IGI’s motion to dismiss Mallinckrodt’s counterclaims.

On June 26, 2014, the Company entered into an agreement with Mallinckrodt to settle a declaratory judgment action brought by IGI, concerning the Company’s filing of an ANDA with the FDA seeking approval to market a generic version of Pennsaid® (diclofenac sodium topical solution) 1.5% w/w. Under the terms of this agreement, Mallinckrodt granted the Company a non-exclusive license to launch its diclofenac sodium topical solution 1.5% product on March 28, 2015. The Company received tentative approval of its diclofenac sodium topical solution 1.5% from the FDA on May 7, 2014.

12.	Subsequent Event

On June 27, 2014, the Company entered into an underwriting agreement with Roth Capital Partners, LLC and Oppenheimer & Co., as representatives of the several underwriters named therein (the “ Underwriters ”), relating to the underwritten public offering and sale of up to an aggregate of 4,650,000 shares of the Company’s common stock, par value $0.01 (the “shares ”), at a price to the public of $5.00 per share (the “Offering”). The Company also granted the underwriters a 30-day option to purchase up to an aggregate of 697,500 shares to cover over-allotments, if any.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-196543), filed on June 5, 2014 with the Securities and Exchange Commission (the “SEC”) and declared effective by the SEC on June 16, 2014, as well as the prospectus supplement describing the terms of the Offering, dated June 27, 2014.

On July 2, 2014, the Company closed the Offering, and after giving effect to the underwriters’ exercise of the over-allotment option, the Company sold an aggregate of 5,347,500 shares of common stock in the Offering at a public offering price of $5.00 per share. The net proceeds of the Offering were approximately $25.2 million, after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

The Company intends to use the net proceeds of the offering for general corporate purposes, including, without limitation, research and development, general and administrative, manufacturing and marketing expenses, and potential not yet identified acquisitions of companies, products, ANDAs, technologies and assets that complement the Company’s business.

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

Company Overview

Strategic Overview

IGI Laboratories, Inc. is a specialty generic drug development and manufacturing company. Our goal is to become a leader in the specialty generic pharmaceutical market. Under our IGI label, we currently sell generic topical pharmaceutical products that are bioequivalent to their brand name counterparts. We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter (OTC) and cosmetic markets.

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

To date, we have filed nineteen Abbreviated New Drug Applications, or ANDAs, with the United States Food and Drug Administration, or FDA for additional pharmaceutical products. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least ten ANDAs in 2014 through our internal research and development program. On March 12, 2014, the Company received our first approval from the FDA for an ANDA. The FDA has approved IGI's application for lidocaine hydrochloride USP 4% topical solution. On May 7, 2014, the Company received tentative approval from the FDA for its ANDA for diclofenac sodium 1.5% topical solution. On June 26, 2014, the Company executed an agreement to enable it to launch the product in March 2015 after final FDA approval. We will also seek to license or acquire further products, intellectual property, or ANDAs to expand our portfolio.

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

On July 2, 2014, after giving effect to the underwriters’ exercise of the over-allotment option in full, we closed the sale of an aggregate of 5,347,500 shares of common stock in a public underwritten offering at a public offering price of $5.00 per share. The net proceeds of the offering was approximately $25.2 million.

Results of Operations

Three months ended June 30, 2014 compared to June 30, 2013

We had a net loss of $345,000, or $0.01 per share, for the three months ended June 30, 2014, compared to $403,000, or $0.01 per share, for the three months ended June 30, 2013, which resulted from the following:

Revenues (in thousands):

	Three Months Ended June 30,
Components of Revenue:	2014	2013	$ Change	% Change
Product sales, net	$ 6,021	$ 3,706	$ 2,315	62%
Research and development income	437	109	328	301%
Licensing, royalty and other revenue	25	5	20	400%
Total Revenues	$ 6,483	$ 3,820	$ 2,663	70%

The increase in product sales for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to increased revenue from our own generic pharmaceutical product line that was launched in the first quarter of 2013 and the launch of econazole nitrate cream 1% in September 2013 and the launch of two additional IGI label products in June 2014. In addition we increased product sales in our contract manufacturing services to two of our major pharmaceutical customers, which was only partially offset by decreased sales to three of our cosmetic customers and one of our pharmaceutical customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. Licensing, royalty and other revenue increased slightly due to an increase in other revenue while licensing and royalty revenue remained the same.

Costs and expenses (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Cost of sales	$ 3,580	$ 2,673	$ 907	34%
Selling, general and administrative	1,156	706	450	63%
Product development and research	2,028	805	1,223	152%
Totals costs and expenditures	$ 6,764	$ 4,184	$ 2,580	62%

Cost of sales increased for the three months ended June 30, 2014 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 55% for the three months ended June 30, 2014 as compared to 70% for the three months ended June 30, 2013. The decrease in cost of sales as a percentage of product sales for 2013 was attributable to increased revenue from our own generic pharmaceutical product line, which has higher margins, and a shift in the mix of our product sales to include greater higher margin pharmaceutical products. Our research and development income results primarily from services rendered under contractual agreements, and therefore cost of sales as a percentage of our research and development income is relatively low. Consistent with our strategy, we expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the three months ended June 30, 2014 increased by $450,000 as compared to the same period in 2013. There were increases of $112,000 in salaries, bonuses and related costs, $202,000 in the expense from the issuance of stock based compensation related to options and restricted stock, $93,000 in professional fees and $30,000 in amortization of product acquisition costs.

Product development and research expenses for the three months ended June 30, 2014 increased by $1,223,000 as compared to the same period in 2013. Consistent with our strategy to expand our portfolio of generic prescription topical pharmaceutical products, we increased spending on clinical studies by $182,000, pilot batch expense by $315,000, outside testing and supplies by $208,000 and overhead costs by $101,000. In addition we incurred an increase of approximately $396,000 in fees related to the Generic Drug User Fee Act and the associated filing of our applications with the FDA.

Interest expense and other, net (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Interest expense	$ 52	$ 39	$ 13	33%
Other	$ 12	$ -	$ 12	100%

Interest expense increased for the three months ended June 30, 2014 as compared to the same period in 2013 due to the increase in the amount of the Note Payable – Bank (see Note 8 to the Company’s Consolidated Financial Statements) outstanding during the three months ended June 30, 2014 as compared to the same period in 2013.

Net loss (in thousands, except per share numbers):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net loss	$ (345)	$ (403)	$ (58)	(14)%
Net loss per share	$(0.01)	$(0.01)	$0.00	0%

Net loss for the three months ended June 30, 2014 was $345,000 as compared to $403,000 in the same period last year. This improvement is due to the increase in revenues, partially offset by the increases in costs and expenses described above.

Six months ended June 30, 2014 compared to June 30, 2013

The Company had a net loss of $178,000, or $0.00 per share, for the six months ended June 30, 2014, compared to $660,000, or $0.02 per share, in the comparable period in 2013, which resulted from the following:

Revenues (in thousands):

	Six Months Ended June 30,
Components of Revenue:	2014	2013	$ Change	% Change
Product sales	$ 12,520	$ 7,174	$ 5,346	75%
Research and development income	750	268	482	180%
Licensing, royalty and other income	66	62	4	6%
Total Revenues	$ 13,336	$ 7,504	$ 5,832	78%

The increase in product sales for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the increased revenue from our own generic pharmaceutical product line that was launched in the first quarter of 2013 and the launch of econazole nitrate cream 1% in September 2013 and the launch of two additional IGI label products in June 2014. In addition we increased product sales in our contract services business to two of our pharmaceutical customers and one of our cosmetic customers, which was only partially offset by decreased sales to two of our cosmetic customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. Licensing, royalty and other revenue increased due to an increase in other revenue while licensing and royalty revenue remained the same.

Costs and expenses (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Cost of sales	$ 7,567	$ 5,248	$ 2,319	44%
Selling, general and administrative	2,438	1,386	1,052	76%
Product development and research	3,393	1,463	1,930	132%
Totals costs and expenditures	$ 13,398	$ 8,097	$ 5,301	65%

Cost of sales increased for the six months ended June 30, 2014 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 57% for the six months ended June 30, 2014 as compared to 70% for the six months ended June 30, 2013. Cost of sales as a percentage of total revenue declined as a result of an increase in revenue from our own generic pharmaceutical product line and a shift in the mix of our product sales to include greater higher margin pharmaceutical products. We expect cost of sales as a percentage of product sales to decline over time.

Selling, general and administrative expenses for the six months ended June 30, 2014 increased by $1,052,000 as compared to the same period in 2013. There were increases in salaries and related costs of $303,000, professional fees of $206,000, $404,000 in the expense from the issuance of stock based compensation related to options and restricted stock, travel related costs of $32,000, $60,000 in amortization of product acquisition costs and overhead costs of $87,000 during the six months ended June 30, 2014 as compared to the same period in 2013. These increases were partially offset by a decrease of $30,000 in trade show expenses and a decrease of $10,000 in commissions.

Product development and research expenses for the six months ended June 30, 2014 increased by $1,930,000 as compared to the same period in 2013. Consistent with our strategy to expand our portfolio of generic prescription topical pharmaceutical products, we increased headcount, which resulted in an increase of $38,000 in salaries and related costs, we increased spending on clinical studies by $627,000, pilot batch expense by $453,000 and outside testing and supplies by $265,000. In addition, we incurred approximately $548,000 in fees related to the Generic Drug User Fee Act, and the associated filing of our applications with the FDA.

Interest expense and other, net (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Interest expense	$ 105	$ 72	$ 33	46%
Other (income) expense	$ 11	$ (5)	$ 16	320%

Interest expense increased for the six months ended June 30, 2014 as compared to the same period in 2013 due to the increase in the amount of the Note Payable – Bank (see Note 8 to the Company’s Consolidated Financial Statements) outstanding during the six months ended June 30, 2014 as compared to the same period in 2013.

Net loss (in thousands, except per share numbers):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net loss	$ (178)	$ (660)	$ (482)	(73)%
Net loss per share	$ 0.00	$(0.02)	$(0.02)	(100)%

The decrease in net loss for the six months ended June 30, 2014 as compared to the same period in 2013 is due to the increase in revenues partially offset by the increases in costs and expenses noted above.

Liquidity and Capital Resources

The Company's operating activities used $470,000 of cash during the six months ended June 30, 2014 compared to $951,000 of cash used in operating activities during the six months ended June 30, 2013. The cash used by operating activities for the six months ended June 30, 2014 was partially a result of the net loss, in addition to non-cash expenses for the period offset by a net decrease in operating assets and liabilities. The use of cash for the six months ended June 30, 2013 was a result of the net loss and the changes in operating assets and liabilities, particularly a significant increase in accounts receivable related to the launch of our IGI label products.

The Company’s investing activities used $312,000 during the six months ended June 30, 2014 compared to $1,575,000 of cash used in investing activities during the six months ended June 30, 2013. The funds used for the six months ended June 30, 2014 were for capital expenditures related to additional computer equipment and scientific equipment and improvements incurred to expand our R & D area. The funds used for the period ended June 30, 2013 were for the purchase of econazole nitrate cream (see Note 10 to the Company’s Condensed Consolidated Financial Statements) and additional equipment and improvements in the compounding area and packaging and filling lines.

The Company's financing activities provided $443,000 of cash during the six months ended June 30, 2014 compared to $1,303,000 of cash provided during the six months ended June 30, 2013. The cash provided for the six months ended June 30, 2014 was mainly the $456,000 proceeds from the exercise of common stock warrants and options and the cash provided for the six month period ended June 30, 2013 was mainly the proceeds of $1,000,000 from the drawdown of the Note Payable (see Note 8 to the Company’s Consolidated Financial Statements) and $364,000 of proceeds from the exercise of common stock warrants and options.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $1,762,000 at June 30, 2014, the $2,000,000 available on the $5,000,000 credit facility detailed in Note 8 and future cash from operations. The Company had working capital of $5,924,000 at June 30, 2014.

On June 27, 2014, the Company announced the pricing of their underwritten public offering of 4,650,000 shares of its common stock at a price to the public of $5.00 per share (see Note 12 to the Company’s Condensed Consolidated Financial Statements). Subsequently on July 2, 2014, the Company, after giving effect to the exercise of the over-allotment option, sold an aggregate of 5,347,500 shares of common stock in the offering at a public offering price of $5.00 per share. The net proceeds of the offering was approximately $25.2 million.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond August 2015.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective.

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

On June 26, 2014, we entered into an agreement with Mallinckrodt to settle a declaratory judgment action brought by IGI, concerning our filing of an ANDA with the FDA seeking approval to market a generic version of Pennsaid® (diclofenac sodium topical solution) 1.5% w/w. Under the terms of this agreement, Mallinckrodt granted us a non-exclusive license to launch our diclofenac sodium topical solution 1.5% product on March 28, 2015. We received tentative approval of our diclofenac sodium topical solution 1.5% from the FDA on May 7, 2014.

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

We depend on a limited number of customers for a large portion of our revenue. Three of our customers accounted for 46% of our revenue for the three months ended June 30, 2014 and three of our customers accounted for 41% of our revenue for the three months ended June 30, 2013. Two of our customers accounted for 31% of our revenue for the six months ended June 30, 2014 and five of our customers accounted for 67% of our revenue for the six months ended June 30, 2013. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last nine years, and no net income has been available to common stockholders during each of these years. As of June 30, 2014, our stockholders’ equity was $8 million and we had an accumulated deficit of $45 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the six months ended June 30, 2014, the average daily trading volume of our Common Stock on the NYSE MKT was approximately 325,000 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGI Laboratories, Inc.

Date: August 11, 2014	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: August 11, 2014	By:	/s/ Jenniffer Collins
Jenniffer Collins
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.