Form 10-Q/A
period 2014-06-30
IGI LABORATORIES, INC
filed 2014-08-12
CIK 352998

This Form 10-Q/A is being filed to include the XBRL documents. The body of the Form 10-Q has not been altered in any way.

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

2

Yes ☐    No ☑

The number of shares outstanding of the issuer's common stock is 52,482,787 shares, net of treasury stock, as of August 6, 2014.

3

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