Form 10-Q
period 2014-09-30
IGI LABORATORIES, INC
filed 2014-11-13
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

Commission File Number 001-08568

IGI Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0355758
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

105 Lincoln Avenue	08310
Buena, New Jersey	(Zip Code)
(Address of Principal Executive Offices)

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

Yes ☐    No ☑

The number of shares outstanding of the issuer's common stock is 52,787,787 shares, net of treasury stock, as of November 6, 2014.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$6,005	$3,950	$18,525	$11,124
Research and development income	635	10	1,385	278
Licensing, royalty and other revenue	28	35	95	97
Total revenues	6,668	3,995	20,005	11,499

Costs and Expenses:
Cost of sales	4,036	2,684	11,603	7,932
Selling, general and administrative expenses	1,124	692	3,563	2,078
Product development and research expenses	1,652	661	5,045	2,123
Total costs and expenses	6,812	4,037	20,211	12,133
Operating loss	(144)	(42)	(206)	(634)
Interest expense and other, net	(58)	(53)	(174)	(121)

Net loss	$(202)	$(95)	$(380)	$(755)

Basic and diluted loss per share	$0.00	$0.00	($0.01)	($0.02)

Weighted average shares of common stock outstanding:
Basic and diluted	52,457,938	43,395,980	48,811,328	43,179,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	(Unaudited)
	September 30, 2014	December 31, 2013*
ASSETS
Current assets:
Cash and cash equivalents	$23,248	$2,101
Accounts receivable, net	6,369	4,947
Inventories	3,218	2,869
Prepaid expenses and other receivables	1,011	641
Total current assets	33,846	10,558
Property, plant and equipment, net	3,169	2,623
Product acquisition costs, net	10,135	1,766
Restricted cash, long term	54	54
License fee, net	125	200
Debt issuance costs, net	45	69
Other	143	157
Total assets	$47,517	$15,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,143	$1,523
Accrued expenses	3,359	2,915
Payable for product acquisition costs	6,000	-
Deferred income, current	34	768
Capital lease obligation, current	131	15
Total current liabilities	11,667	5,221

Note payable, bank	2,854	3,000
Other long term liabilities	105	15
Total liabilities	14,626	8,236

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 52,577,787 and 46,748,575 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	545	487
Additional paid-in capital	77,563	51,541
Accumulated deficit	(45,217)	(44,837)
Total stockholders’ equity	32,891	7,191
Total liabilities and stockholders' equity	$47,517	$15,427

*Derived from the audited December 31, 2013 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2014 and 2013

(in thousands)

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(380)	$(755)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	292	280
Amortization of license fee	75	75
Stock-based compensation expense	649	169
Provision for write down of inventory	114	94
Amortization of debt issuance costs	24	23
Amortization of product acquisition costs	90	30
Changes in operating assets and liabilities:
Accounts receivable	(1,422)	(1,318)
Inventories	(463)	(844)
Prepaid expenses and other receivables	(547)	21
Other assets	211	(12)
Accounts payable and accrued expenses	1,064	729
Deferred income	(737)	117

Net cash used in operating activities	(1,030)	(1,391)

Cash flows from investing activities:
Capital expenditures	(618)	(223)
Product acquisition costs	(2,459)	(1,826)
Net cash used in investing activities	(3,077)	(2,049)

Cash flows from financing activities:
Proceeds from issuance of stock, net	24,866	(53)
Proceeds from exercise of common stock warrants and options	565	372
Principal payments on capital lease obligation	(31)	(13)
Payments on note payable, bank	(146)	-
Proceeds from note payable, bank	-	2,000
Net cash provided by financing activities	25,254	2,306

Net increase (decrease) in cash and cash equivalents	21,147	(1,134)
Cash and cash equivalents at beginning of period	2,101	2,536
Cash and cash equivalents at end of period	$23,248	$1,402

Supplemental Cash flow information:
Cash payments for interest	$139	$102
Cash payments for taxes	$23	$10

Non cash investing and financing transactions:
Payable related to product acquisition costs	$6,000	$-
Common stock issued for Series A Convertible Preferred stock	$-	$500

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2014 (unaudited)

(in thousands, except share information)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2013	46,748,575	$487	$51,541	$(44,837)	$7,191

Issuance of stock pursuant to a public offering, net of associated fees of $1,868	5,347,500	53	24,813		24,866
Stock based compensation expense – stock options			191		191
Stock based compensation expense - restricted stock			458		458
Stock warrants exercised	270,546	3	325		328
Stock options exercised	211,166	2	235		237
Net loss	-	-	-	(380)	(380)

Balance, September 30, 2014 (unaudited)	52,577,787	$545	$77,563	$(45,217)	$32,891

The accompanying notes are an integral part of the condensed consolidated financial statements.

IGI LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated balance sheet as of December 31, 2013 has been derived from those audited consolidated financial statements. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

1.	Organization and Business

IGI Laboratories, Inc. is a Delaware corporation incorporated in 1977. On May 7, 2008, the stockholders of IGI, Inc. approved the name change of the Company from IGI, Inc. to IGI Laboratories, Inc. The Company’s office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. The Company is a specialty generic pharmaceutical company. The Company’s mission is to become a leader in the specialty generic pharmaceutical market. In its own label, the Company currently sells generic topical pharmaceutical products that are bioequivalent to their brand name counterparts. The Company also provides contract manufacturing and formulation services to the pharmaceutical, over-the-counter, or (OTC) and cosmetic markets.

Currently, we have two platforms for growth:

▪	Developing, manufacturing, and marketing a portfolio of generic pharmaceutical products in our own label in topical, injectable, complex and ophthalmic dosage forms; and,
▪	Managing our current contract manufacturing and formulation services business.

In addition, we may continue to explore ways to accelerate our growth through the creation of unique opportunities from the acquisition of additional intellectual property, and the expansion of the use of our existing intellectual property, including our licensed Novasome ® technology.

To date, we have filed nineteen Abbreviated New Drug Applications, or ANDAs, with the United States Food and Drug Administration, or FDA, for additional pharmaceutical products. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least ten ANDAs in 2014 through our internal research and development program. On March 12, 2014, the Company received our first approval from the FDA for an ANDA. The FDA has approved IGI's application for lidocaine hydrochloride USP 4% topical solution. On May 7, 2014, the Company received tentative approval from the FDA for its ANDA for diclofenac sodium 1.5% topical solution. On June 26, 2014, the Company executed an agreement to enable it to launch the product in March 2015 after final FDA approval. We will also seek to license or acquire further products, intellectual property, or ANDAs to expand our portfolio.

On February 1, 2013, we acquired assets and intellectual property, including an ANDA, for econazole nitrate cream 1%, which we launched in September 2013.

On September 24, 2014, we acquired from AstraZeneca ANDAs and NDAs associated with eighteen products, seventeen of which were injectable products. On September 30, 2014, we acquired ANDAs and NDAs associated with two ophthalmic products from Valeant, in addition to the exclusive right to acquire three additional injectable products from Valeant.

We also develop, manufacture, fill, and package topical semi-solid and liquid products for branded and generic pharmaceutical customers as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema. We are currently exploring various options to enable us to expand our development and manufacturing capabilities to include sterile injectable and ophthalmic products.

2.	Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $23,248,000 at September 30, 2014, the $2,000,000 available under the $5,000,000 credit facility detailed below and cash from operations. The Company had a net loss of $380,000 for the nine months ended September 30, 2014 and a net loss of $755,000 for the nine months ended September 30, 2013, and had working capital of $22,179,000 at September 30, 2014. The Company will be required to pay up to an additional aggregate of $6,000,000 related to the assets purchased from AstraZeneca (see Note 10).

On June 27, 2014, the Company announced the pricing of its underwritten public offering of 4,650,000 shares of its common stock at a price to the public of $5.00 per share (See Note 12). The offer closed on July 2, 2014, and, after giving effect to the underwriters’ exercise of the over-allotment option in full, the Company sold an aggregate of 5,347,500 shares of common stock in the offering at a public offering price of $5.00 per share. The net proceeds of the offering was approximately $24.9 million.

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

In August 2012, the Company entered into a $3,000,000 line of credit, which was amended on July 26, 2013. The amendment increased the line of credit to $5,000,000 effective as of December 31, 2013 upon the Company’s compliance with certain covenants (See Note 8). As of September 30, 2014 the outstanding principal balance on the line of credit was $2,854,000. The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that our existing capital resources will be sufficient to support its current business plan and operations beyond November 2015.

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

Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Due to the net loss for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive for those periods; as a result, the basic and diluted weighted average number of shares of common stock outstanding and net loss per common share are the same. Potentially dilutive common stock equivalents include options and warrants to purchase the Company’s common stock and the conversion of preferred stock, which were excluded from the net loss per share calculation for those periods due to their anti-dilutive effect. Potentially dilutive common stock equivalents amounted to 2,588,334 and 5,602,089 at September 30, 2014 and 2013, respectively.

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

Revenue and Provision for Sales Returns and Allowances

As is customary in the pharmaceutical industry, the Company’s gross product sales from IGI label products are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of products, an estimate of sales returns and allowances (“SRA”) is recorded, which reduces product sales. Accounts receivable and/or accrued expenses are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. Currently these provisions are based on industry standards and current contract sales terms with direct and indirect customers. Over time, these provisions are adjusted as estimates are based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company will use a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. These will include periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

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

Gross-To-Net Sales Deductions

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Gross IGI product sales	$14,823	$3,038	$25,618	$7,417

Reduction to gross product sales:
Chargebacks and billbacks	10,365	1,395	13,832	2,618
Sales discounts and other allowances	1,445	254	2,446	619
Total reduction to gross product sales	$11,810	$1,649	$16,278	$3,237

Net IGI product sales	$3,013	$1,389	$9,340	$4,180

Accounts receivable are presented net of SRA balances of $4.2 million and $0.5 million at September 30, 2014 and 2013, respectively. Accounts payable and accrued expenses include $0.8 million and $0.3 million at September 30, 2014 and 2013, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $0.8 million and $0.1 million for the three month periods ended September 30, 2014 and 2013, respectively, were included in cost of goods sold. Wholesale fees of $1.5 million and $0.4 million for the nine month periods ended September 30, 2014 and 2013, respectively, were included in cost of goods sold. In addition, in connection with four of the six products the Company currently manufactures, markets and distributes in its own label, in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales excludes fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.7 million and $0.5 million at September 30, 2014 and 2013, respectively, related to these royalties. Royalty expense of $0.7 million and $0.5 million was included in cost of goods sold for the three months ended September 30, 2014 and 2013, respectively. Royalty expense of $2.9 million and $1.5 million was included in cost of goods sold for the nine months ended September 30, 2014 and 2013, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended September 30, 2014, four of the Company’s customers accounted for 59% of the Company’s revenue. For the three months ended September 30, 2013, three of the Company’s customers accounted for 49% of the Company’s revenue. Two of these customers are the same for both periods. For the nine months ended September 30, 2014 and 2013, four of the Company’s customers accounted for 53% and four of the Company’s customers accounted for 55% of the Company’s revenue, respectively. Two of these customers are the same for both periods. Accounts receivable related to the Company’s major customers comprised 65% of all accounts receivable as of September 30, 2014. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

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

In August 2014, FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Gong Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This ASU requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-15.

4.	Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market.

Inventories at September 30, 2014 and December 31, 2013 consist of:

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$2,647	$2,172
Work in progress	50	271
Finished goods	521	426
Total	$3,218	$2,869

5.	Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 2,339,798 options have been granted to non-employee directors through September 30, 2014 and 807,782 of those have been forfeited through September 30, 2014 and returned to the option pool. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. On May 29, 2014, the Board of Directors adopted and the Company’s stockholders approved a further amendment of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 1,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2014 and May 19, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of September 30, 2014, options to purchase 1,872,334 shares of common stock were outstanding under the 2009 Plan. As of September 30, 2014, 1,473,748 shares of restricted stock had been granted under the 2009 Plan and 230,420 of those have been forfeited through September 30, 2014 and returned to the pool.

In summary, there are 2,504,334 options outstanding under the 1999 Plan, the Director Plan and the 2009 Plan, collectively as of September 30, 2014.

There are 2,250,820 options available for issuance under the Director Plan and the 2009 Plan collectively as of September 30, 2014.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the nine months ended
September 30, 2014

Expected volatility	44.0% - 51.0%
Expected term (in years)	3.2 -3.3 years
Risk-free rate	0.74% - 1.11%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of September 30, 2014 and changes during the period are presented below:

		Weighted
	Number of Options	Average Exercise Price
Outstanding as of January 1, 2014	2,643,500	$1.13
Issued	228,000	$3.74
Exercised	(211,166)	$1.13
Forfeited	(156,000)	$2.71
Expired	-	-
Outstanding as of September 30, 2014	2,504,334	$1.27

Exercisable as of September 30, 2014	1,790,997	$1.11

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the nine months ended September 30, 2014 was $1.24.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2014:

Outstanding:

		Weighted Average	Weighted Average
Range of Exercise Prices	Stock Options Outstanding	Exercise Price	Remaining Contractual Life
$0.55 - $1.00	167,000	$0.74	3.70
$1.01 - $1.50	2,023,500	$1.09	7.14
$1.51 - $7.47	313,834	$2.68	8.12
Total	2,504,334	$1.27	7.04

Exercisable:

	Stock	Weighted Average
Range of Exercise Prices	Options Exercisable	Exercise Price

$0.55 - $1.00	167,000	$0.74
$1.01 - $1.50	1,499,997	$1.10
$1.51 - $7.47	124,000	$1.67
Total	1,790,997	$1.11

As of September 30, 2014, the intrinsic value of the options outstanding is $20,170,218 and the intrinsic value of the options exercisable is $14,709,580. The intrinsic value of options exercised during the nine months ended September 30, 2014 was $1,730,487. As of September 30, 2014, there was approximately $242,000 of total unrecognized compensation cost that will be recognized through September 2017 related to non-vested share-based compensation arrangements granted under the Plans.

Restricted Stock

The Company periodically grants restricted stock awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $458,000 and $14,700 of compensation expense during the nine months ended September 30, 2014 and 2013, respectively, related to restricted stock awards.  Stock compensation expense is recognized over the vesting period of the restricted stock.  At September 30, 2014, the Company had approximately $163,000 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized from October 2014 through July 2015.

	Number of Restricted Stock	Weighted Average Exercise Price
Non-vested balance at January 1, 2014	246,001	$2.64

Changes during the period:
Shares granted	-	-
Shares vested	(137,667)	2.46
Shares forfeited	-	-

Non-vested balance at September 30, 2014	108,334	$2.86

6.	Income Taxes

The Company has a history of tax losses and has recorded a full valuation allowance against its net deferred tax assets.  The Company has not recorded a significant tax provision at September 30, 2014, as it has estimated its effective tax rate for 2014 (after considering utilization of existing net operating losses) to be insignificant.  The tax years 2010-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company’s ability to use net operating loss carry forwards may be subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company examined the application of Section 382 with respect to an ownership change that took place during 2009 and 2010, as well as the possibility of such limitation having any material effect on the application of net operating loss carry forwards in the immediate future. The Company believes that it is likely that a change in ownership took place in 2009 and that the net operating loss carry forwards generated prior to such date will be limited.

7.	License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to the exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “IGI Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $75,000 related to this agreement for each of the nine month periods ended September 30, 2014 and 2013.

8.	Note Payable - Bank

On August 31, 2012, IGI Laboratories, Inc. and its subsidiaries entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Square 1 Bank (the “Lender”) pursuant to which the Lender agreed to extend credit facilities to the Company (the “Financing”). The Company drew down $1,000,000 in principal amount on August 31, 2012, $1,000,000 in principal amount on February 5, 2013 and $1,000,000 in principal amount on August 2, 2013. At September 30, 2014, $2,854,000 in principal was outstanding.

To secure payment of the amounts financed under the Loan and Security Agreement, the Company has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, except intellectual property.

Under the Loan and Security Agreement, the Company can request revolving loan advances under (a) the Formula Revolving Line and (b) the Non-Formula Revolving Line, and term loan advances under the term loans. The aggregate total borrowings under the facilities cannot exceed the total borrowing limit of $3,000,000 at any one time outstanding. Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 1.9% above the prime rate then in effect, and (B) 5.65%. Non-Formula Revolving Line advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 2.15% above the prime rate then in effect, and (B) 5.9%. Term loan advances shall bear interest, on the outstanding balance thereof, at a variable rate equal to the greater of (A) 2.4% above the prime rate then in effect, and (B) the rate in effect at September 30, 2014, which was 6.15%.

The term of the Formula Revolving Line and the Non-Formula Revolving Line is one year from the date of the Loan and Security Agreement and can be extended by mutual agreement of the parties. The term of the term loans is 42 months from the date of the Loan and Security Agreement, and the Company is finalizing negotiations to extend the drawdown period.

In accordance with the Loan and Security Agreement, the Company had to maintain a liquidity ratio of at least 1.25 to 1.00 (the “LQR Threshold”), provided that the LQR Threshold was reduced to 1.00 so long as the Company had achieved minimum revenue, measured monthly on a trailing three month basis, of at least the amounts listed in the document for the corresponding reporting periods. To further clarify, if at any time the Company is not in compliance with the minimum revenue amounts set forth below, the LQR Threshold would be increased to 1.25 to 1.00. “Liquidity” means the sum of: (i) unrestricted cash in bank plus (ii) the Borrowing Base (as defined under the Loan and Security Agreements, or the amount drawn to date). In accordance with the Loan and Security Agreement, liquidity ratio means the ratio of Liquidity to all Indebtedness (as defined under the Loan and Security Agreement) to the Lender (but excluding any Indebtedness to the Lender which is secured by cash held in a segregated deposit account at the Lender). As of September 30, 2014, the Company was in compliance with the LQR Threshold required under the Loan and Security Agreement.

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

Stock Warrant activity for the quarters ended September 30, 2014 and 2013 consisted of:

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

10.	Asset Purchase Agreements

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

In consideration for the purchase of the assets pursuant to the Purchase Agreement, the Company paid Prasco $1,400,000 in cash and an additional aggregate of $400,000 upon the occurrence of certain milestone events (the “Milestone Payment”). The Milestone Payment is secured by a first-priority security interest in the acquired assets under the Purchase Agreement. The transaction is accounted for as a purchase of the product and product rights, and as such the initial payment, milestone payment and related costs to acquire the asset are included as part of product acquisition costs totaling $1,800,000.  The Company capitalized and amortized the costs over fifteen years, the useful life of the acquired product and product rights.

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

On September 24, 2014, the Company entered into an Asset Purchase Agreement (the “AZ Purchase Agreement”) with AstraZeneca Pharmaceuticals LP, a Delaware corporation (“AstraZeneca”), pursuant to which the Company acquired all rights, titles and interests of AstraZeneca and its affiliates in Abbreviated New Drug Applications and New Drug Applications associated with eighteen products (collectively the “Purchased Regulatory Approvals”) and certain documents relating thereto (together with the Purchased Regulatory Approvals, the “Purchased Assets ”).

In consideration for the purchase of the Purchased Assets, the Company paid AstraZeneca $500,000 in cash and will be required to pay up to an additional aggregate of $6,000,000 upon the occurrence of a certain milestone event. In addition, the Company has agreed to pay, for each product manufactured by the Company pursuant to a Purchased Regulatory Approval, a royalty on future gross profits from product sales. Notwithstanding the foregoing, at any time prior to December 1, 2015, the Company may satisfy in full its royalty obligations with a single payment of $3,000,000. The transaction is accounted for as a purchase of the product and product rights, and as such the initial payment, milestone payment and related costs to acquire the asset are included as part of product acquisition costs totaling $6,914,000.  The Company capitalized and amortized the costs over fifteen years, the useful life of the acquired products and product rights.

On September 30, 2014, the Company entered into two Asset Purchase Agreements (each, a “Valeant Purchase Agreement” and together, the “Valeant Asset Purchase Agreements”) one with Valeant Pharmaceuticals North America LLC and one with Valeant Pharmaceuticals Luxembourg SARL (together, “Valeant”), pursuant to which the Company acquired all rights, titles and interests of Valeant and their respective affiliates in Abbreviated New Drug Applications and New Drug Applications associated with two products (collectively, the “Valeant Purchased Regulatory Approvals”) and certain documents relating thereto (together with the Valeant Purchased Regulatory Approvals, the “Valeant Purchased Assets”). Pursuant to the terms of the Valeant Asset Purchase Agreements, the Company also acquired the option (each, an “Option” and, collectively, the “Options”) to purchase Abbreviated New Drug Applications and New Drug Applications associated with three additional products (the “Additional Assets”).

In consideration for the purchase of the Valeant Purchased Assets, the Company paid Valeant an aggregate of $1,500,000 in cash. In consideration for the purchase of the Additional Assets, the Company may exercise any Option, in its sole discretion, and pay $750,000 for each of two additional products and $500,000 for one additional product, for a total aggregate of $2,000,000 if all Options are exercised. The transaction is accounted for as a purchase of the product and product rights, and as such the initial payment and related costs to acquire the Valeant Purchased Assets are included as part of product acquisition costs totaling $1,545,000.  The Company capitalized and amortized the costs over fifteen years, the useful life of the acquired product and product rights.

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

On June 26, 2014, the Company entered into an agreement with Mallinckrodt to settle a declaratory judgment action brought by IGI, concerning the Company’s filing of an ANDA with the FDA seeking approval to market a generic version of Pennsaid® (diclofenac sodium topical solution) 1.5% w/w. Under the terms of this agreement, Mallinckrodt granted the Company a non-exclusive license to launch its diclofenac sodium topical solution 1.5% product on March 28, 2015.  There was no material impact on the financial statements as a result of the settlement. The Company received tentative approval of its diclofenac sodium topical solution 1.5% from the FDA on May 7, 2014.

12.	Public Offering

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

On July 2, 2014, the Company closed the Offering, and after giving effect to the underwriters’ exercise of the over-allotment option, the Company sold an aggregate of 5,347,500 shares of common stock in the Offering at a public offering price of $5.00 per share. The net proceeds of the Offering were approximately $24.9 million, after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

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

Company Overview

Strategic Overview

IGI Laboratories, Inc. is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our IGI label, we currently sell generic topical pharmaceutical products that are bioequivalent to their brand name counterparts. We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter (OTC) and cosmetic markets.

Currently, we have two platforms for growth:

▪	Developing, manufacturing, and marketing a portfolio of generic pharmaceutical products in our own label in topical, injectable, complex and ophthalmic dosage forms; and,
▪	Managing our current contract manufacturing and formulation services business.

In addition, we may continue to explore ways to accelerate our growth through the creation of unique opportunities from the acquisition of additional intellectual property, and the expansion of the use of our existing intellectual property, including our licensed Novasome® technology.

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

On September 24, 2014, we acquired from AstraZeneca ANDAs and NDAs associated with eighteen products, seventeen of which were injectable products. On September 30, 2014, we acquired ANDAs and NDAs associated with two ophthalmic products from Valeant, in addition to the exclusive right to acquire three additional injectable products from Valeant.

We also develop, manufacture, fill, and package topical semi-solid and liquid products for branded and generic pharmaceutical customers as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema. We are currently exploring various options to enable us to expand our development and manufacturing capabilities to include sterile injectable and ophthalmic products.

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

On June 26, 2014, we entered into an agreement with Mallinckrodt to settle a declaratory judgment action brought by the Company, concerning our filing of an ANDA with the FDA seeking approval to market a generic version of Pennsaid® (diclofenac sodium topical solution) 1.5% w/w. Under the terms of this agreement, Mallinckrodt granted us a non-exclusive license to launch our diclofenac sodium topical solution 1.5% product on March 28, 2015.  We received tentative approval of our diclofenac sodium topical solution 1.5% from the FDA on May 7, 2014.

On July 2, 2014, after giving effect to the underwriters’ exercise of the over-allotment option in full, we closed the sale of an aggregate of 5,347,500 shares of common stock in a public underwritten offering at a public offering price of $5.00 per share. The net proceeds of the offering was approximately $24.9 million.

On September 24, 2014, we acquired from AstraZeneca ANDAs and NDAs associated with eighteen AstraZeneca products, seventeen of which were injectable products.

On September 30, 2014, we acquired ANDAs and NDAs associated with two ophthalmic products from Valeant, in addition to the exclusive right to acquire three additional injectable products from Valeant.

Results of Operations

Three months ended September 30, 2014 compared to September 30, 2013

We had a net loss of $202,000, or $0.00 per share, for the three months ended September 30, 2014, compared to $95,000, or $0.01 per share, for the three months ended September 30, 2013, which resulted from the following:

Revenues (in thousands):

	Three Months Ended September 30,
Components of Revenue:	2014	2013	$ Change	% Change
Product sales, net	$6,005	$3,950	$2,055	52%
Research and development income	635	10	625	6250%
Licensing, royalty and other revenue	28	35	(7)	(20)%
Total Revenues	$6,668	$3,995	$2,673	67%

The increase in product sales for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to increased revenue from our own generic pharmaceutical product line that was launched in the first quarter of 2013, the launch of econazole nitrate cream 1% in September 2013 and the launch of two additional IGI label products in June 2014. In addition we increased product sales in our contract manufacturing services to three of our major pharmaceutical customers, which was only partially offset by decreased sales to three of our cosmetic customers and one of our pharmaceutical customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. Licensing, royalty and other revenue decreased slightly due to a decrease in other revenue while licensing and royalty revenue remained the same.

Costs and expenses (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Cost of sales	$4,036	$2,684	$1,352	50%
Selling, general and administrative	1,124	692	432	62%
Product development and research	1,652	661	991	150%
Totals costs and expenditures	$6,812	$4,037	$2,775	69%

Cost of sales increased for the three months ended September 30, 2014 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 61% for the three months ended September 30, 2014 as compared to 67% for the three months ended September 30, 2013. The decrease in cost of sales as a percentage of product sales for 2014 was attributable to increased revenue from our own generic pharmaceutical product line, which has higher margins, and a shift in the mix of our contract manufacturing product sales to include greater higher margin pharmaceutical products. Our research and development income results primarily from services rendered under contractual agreements, and therefore cost of sales as a percentage of our research and development income is relatively low. Consistent with our strategy, we expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the three months ended September 30, 2014 increased by $432,000 as compared to the same period in 2013. There were increases of $246,000 in salaries, bonuses and related costs, $74,000 in the expense from the issuance of stock based compensation related to options and restricted stock, $72,000 in professional fees, $21,000 in dues and subscriptions and $15,000 in travel related.

Product development and research expenses for the three months ended September 30, 2014 increased by $991,000 as compared to the same period in 2013. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased spending on clinical studies by $246,000, pilot batch expense by $224,000, outside testing and supplies by $267,000, consulting fees by $248,000 and salaries, bonuses and related costs by $27,000. These increases were partially offset by a decrease of $23,000 in fees related to the Generic Drug User Fee Act and the associated filing of our applications with the FDA.

Interest expense and other, net (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Interest expense	$58	$53	$5	9%

Interest expense increased for the three months ended September 30, 2014 as compared to the same period in 2013 due to the increase in the amount of the Note Payable – Bank (see Note 8 to the Company’s Consolidated Financial Statements) outstanding during the three months ended September 30, 2014 as compared to the same period in 2013.

Net loss (in thousands, except per share numbers):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net loss	$(202)	$(95)	$107	113%
Net loss per share	$0.00	$0.00	$0.00	0%

Net loss for the three months ended September 30, 2014 was $202,000 as compared to $95,000 in the same period last year. The increase is due to the increases in costs and expenses described above, partially offset by the increases in revenues.

Nine months ended September 30, 2014 compared to September 30, 2013

The Company had a net loss of $380,000, or $0.01 per share, for the nine months ended September 30, 2014, compared to $755,000, or $0.02 per share, in the comparable period in 2013, which resulted from the following:

Revenues (in thousands):

	Nine Months Ended September 30,
Components of Revenue:	2014	2013	$ Change	% Change
Product sales	$18,525	$11,124	$7,401	67%
Research and development income	1,385	278	1,107	398%
Licensing, royalty and other income	95	97	(2)	(2)%
Total Revenues	$20,005	$11,499	$8,506	74%

The increase in product sales for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to the increased revenue from our own generic pharmaceutical product line that was launched in the first quarter of 2013, the launch of econazole nitrate cream 1% in September 2013 and the launch of two additional IGI label products in June 2014. In addition we increased product sales in our contract services business to two of our pharmaceutical customers, which was only partially offset by decreased sales to two of our cosmetic customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. Licensing, royalty and other revenue decreased slightly due to a decrease in other revenue while licensing and royalty revenue remained the same.

Costs and expenses (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Cost of sales	$11,603	$7,932	$3,671	46%
Selling, general and administrative	3,563	2,078	1,485	71%
Product development and research	5,045	2,123	2,922	138%
Totals costs and expenditures	$20,211	$12,133	$8,078	67%

Cost of sales increased for the nine months ended September 30, 2014 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 58% for the nine months ended September 30, 2014 as compared to 69% for the nine months ended September 30, 2013. Cost of sales as a percentage of total revenue declined as a result of an increase in revenue from our own generic pharmaceutical product line and a shift in the mix of our contract manufacturing product sales to include greater higher margin pharmaceutical products. We expect cost of sales as a percentage of product sales to decline over time.

Selling, general and administrative expenses for the nine months ended September 30, 2014 increased by $1,485,000 as compared to the same period in 2013. There were increases in salaries and related costs of $550,000 due to an increase in headcount, professional fees of $277,000, $478,000 in the expense from the issuance of stock based compensation related to options and restricted stock, travel related costs of $47,000, $60,000 in amortization of product acquisition costs and dues, subscriptions and corporate fees of $98,000 during the nine months ended September 30, 2014 as compared to the same period in 2013. These increases were partially offset by a decrease of $31,000 in trade show expenses.

Product development and research expenses for the nine months ended September 30, 2014 increased by $2,922,000 as compared to the same period in 2013. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased headcount, which resulted in an increase of $65,000 in salaries and related costs, we increased spending on clinical studies by $874,000, pilot batch expense by $677,000, outside testing and supplies by $529,000 and consulting fees by $248,000. In addition, fees related to the Generic Drug User Fee Act, and the associated filing of our applications with the FDA increased by $531,000.

Interest expense and other, net (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Interest expense	$163	$126	$37	29%
Other (income) expense	$11	$(5)	$16	320%

Interest expense increased for the nine months ended September 30, 2014 as compared to the same period in 2013 due to the increase in the amount of the Note Payable – Bank (see Note 8 to the Company’s Consolidated Financial Statements) outstanding during the nine months ended September 30, 2014 as compared to the same period in 2013.

Net loss (in thousands, except per share numbers):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net loss	$(380)	$(755)	$(375)	(50)%
Net loss per share	$(0.01)	$(0.02)	$(0.01)	(50)%

The decrease in net loss for the nine months ended September 30, 2014 as compared to the same period in 2013 is due to the increase in revenues partially offset by the increases in costs and expenses noted above.

Liquidity and Capital Resources

The Company's operating activities used $1,030,000 of cash during the nine months ended September 30, 2014 compared to $1,391,000 of cash used in operating activities during the nine months ended September 30, 2013. The cash used by operating activities for the nine months ended September 30, 2014 was partially a result of the net loss, in addition to non-cash expenses for the period offset by a net increase in operating assets and liabilities. The use of cash for the nine months ended September 30, 2013 was a result of the net loss and the changes in operating assets and liabilities, particularly a significant increase in accounts receivable related to the launch of our IGI label products.

The Company’s investing activities used $3,077,000 during the nine months ended September 30, 2014 compared to $2,049,000 of cash used in investing activities during the nine months ended September 30, 2013. The funds used for the nine months ended September 30, 2014 were for the purchase of products (see Note 10 to the Company’s Condensed Consolidated Financial Statements) and capital expenditures related to additional computer equipment and scientific equipment and improvements incurred to expand our R & D area. The funds used for the period ended September 30, 2013 were for the purchase of econazole nitrate cream (see Note 10 to the Company’s Condensed Consolidated Financial Statements) and additional equipment and improvements in the compounding area and packaging and filling lines.

The Company's financing activities provided $25,254,000 of cash during the nine months ended September 30, 2014 compared to $2,306,000 of cash provided during the nine months ended September 30, 2013. The cash provided for the nine months ended September 30, 2014 was mainly the $24,870,000 proceeds from the issuance of stock (see Note 12 to the Company’s Consolidated Financial Statements) and the $565,000 proceeds from the exercise of common stock warrants and options and the cash provided for the nine month period ended September 30, 2013 was mainly the proceeds of $2,000,000 from the drawdown of the Note Payable (see Note 8 to the Company’s Consolidated Financial Statements) and $372,000 of proceeds from the exercise of common stock warrants and options.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $23,248,000 at September 30, 2014, the $2,000,000 available on the $5,000,000 credit facility detailed in Note 8 and future cash from operations. The Company had working capital of $22,179,000 at September 30, 2014. The Company will be required to pay up to an additional aggregate of $6,000,000 related to the assets purchased from AstraZeneca Pharmaceuticals LP (see Note 10).

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond November 2015.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

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

We depend on a limited number of customers for a large portion of our revenue. Four of our customers accounted for 59% of our revenue for the three months ended September 30, 2014 and three of our customers accounted for 49% of our revenue for the three months ended September 30, 2013. Four of our customers accounted for 53% of our revenue for the nine months ended September 30, 2014 and four of our customers accounted for 55% of our revenue for the nine months ended September 30, 2013. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Our expenses have exceeded our revenue in each of the last nine years, and no net income has been available to common stockholders during each of these years. As of September 30, 2014, our stockholders’ equity was $33 million and we had an accumulated deficit of $45 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We may not be able to fully realize the expected benefits from the acquisition of certain products.

Our recent acquisition of certain products subjects us to additional operational and financial risks, including the following:

•	additional costs that we may need to incur in order to return the products to the market and to comply with regulatory requirements;
•	difficulties in coordinating research and development activities;
•	uncertainties in the business relationships with our customers and suppliers; and
•	lack of previous experiences in manufacturing, commercializing, and distributing products in therapeutic areas outside of the topical generic pharmaceutical market.

Our approved products may not achieve commercialization at levels of market acceptance that allow us to achieve profitability, which could have a material adverse effect on its business, financial position and results of operations.

We seek to develop, license or acquire products that we can commercialize at levels of market acceptance that would allow us to recoup the costs of development and commercialization, grow market share, and achieve profitability. Even if we are able to obtain regulatory approvals for certain pharmaceutical products, if we fail to accurately predict demand for such products, our business, financial position, and results of operations could be adversely impacted. Levels of market acceptance for products could be impacted by several factors, including but not limited to:

•	the availability of alternative products from our competitors;
•	the price of our products relative to that of our competitors;
•	the effectiveness of our marketing relative to that of our competitors;
•	the timing of our market entry;
•	the ability to market our products effectively to the retail level; and
•	the acceptance of our products by government and private formularies.

Some of these factors are not within our control and, if any arises, our profitability, business, financial position and results of operations could be materially adversely affected.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our growth will depend, in part, on its continued ability to develop, commercialize and expand its drug products, including in response to changing regulatory and competitive pressures. In some circumstances, we accelerate our growth through the acquisition of complementary products and technologies rather than through internal development. The identification of suitable products to be acquired can be difficult, time-consuming and costly, and we may not be able to successfully complete or successfully execute strategies for identified acquisitions. The risks faced in connection with acquisitions include:

•	diversion of management time and focus from operating the Company's business to addressing acquisition and/or product integration challenges;
•	coordination of research and development and sales and marketing functions;
•	retention of key employees from the acquired company;
•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•	liability for activities of the acquired company and/or products before the acquisition, including patent infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•	unanticipated write-offs or charges; and
•	litigation or other claims in connection with the acquired company or product, including claims from product users, former stockholders or other third parties.

In any acquisition that we may undertake, our failure to address these risks or other problems encountered in connection with any acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the nine months ended September 30, 2014, the average daily trading volume of our Common Stock on the NYSE MKT was approximately 506,000 shares. As a result of our relatively small public float, our Common Stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

IGI Laboratories, Inc.

Date: November 13, 2014	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer
Date: November 13, 2014	By:	/s/ Jenniffer Collins
Jenniffer Collins
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

10.1†	Asset Purchase Agreement dated as of September 24, 2014, by and between IGI Laboratories, Inc. and
AstraZeneca Pharmaceuticals LP

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.