Form 10-Q
period 2015-09-30
Teligent, Inc.
filed 2015-11-09
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

Commission File Number 001-08568

Teligent, Inc.

(Formerly IGI Laboratories, Inc.)

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

Yes ☐     No ☑

The number of shares outstanding of the issuer's common stock is 52,872,953 shares as of November 2, 2015.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TELIGENT, INC. AND SUBSIDIARIES

(FORMERLY IGI LABORATORIES, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$11,375	$6,005	$30,532	$18,525
Research and development income	237	635	475	1,385
Licensing, royalty and other revenue	3	28	172	95
Total revenues	11,615	6,668	31,179	20,005

Costs and Expenses:
Cost of revenues	5,538	4,036	15,808	11,603
Selling, general and administrative expenses	2,433	1,124	6,474	3,563
Product development and research expenses	3,253	1,652	9,319	5,045
Total costs and expenses	11,224	6,812	31,601	20,211
Operating income (loss)	391	(144)	(422)	(206)

Other Income (Expense):
Change in the fair value of derivative liability	-	-	23,144	-
Interest and other expense, net	(3,279)	(58)	(9,679)	(162)
Income (loss) before income tax expense	(2,888)	(202)	13,043	(368)

Income tax expense	-	-	-	12

Net income (loss)	$(2,888)	$(202)	$13,043	$(380)

Basic earnings (loss) per share	$(0.05)	$0.00	$0.25	$(0.01)
Diluted earnings (loss) per share	$(0.05)	$0.00	$(0.02)	$(0.01)

Weighted average shares of common stock outstanding:
Basic	52,869,529	52,457,938	52,857,624	48,811,328
Diluted	52,869,529	52,457,938	67,173,250	48,811,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

(FORMERLY IGI LABORATORIES, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30, 2015	December 31,
	(Unaudited)	2014*
ASSETS
Current assets:
Cash and cash equivalents	$145,699	$158,883
Accounts receivable, net	10,947	14,366
Inventories	4,958	2,784
Prepaid expenses and other receivables	1,348	1,185
Total current assets	162,952	177,218
Property, plant and equipment, net	7,117	3,262
Product acquisition costs, net	12,031	10,604
Debt issuance costs, net	4,575	5,132
Other	479	862
Total assets	$187,154	$197,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,013	$1,643
Accrued expenses	5,817	5,141
Payable for product acquisition costs	-	6,000
Other current liabilities	336	218
Total current liabilities	9,166	13,002

Convertible 3.75% senior notes, net of debt discount (face of $143,750)	105,239	100,311
Fair value of derivative liability - convertible 3.75% senior notes	-	41,400
Note payable, bank	-	3,160
Other long term liabilities	200	71
Total liabilities	114,605	157,944

Stockholders’ equity:
Series A Convertible Preferred stock, $0.01 par value, 100 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Series C Convertible Preferred stock, $0.01 par value, 1,550 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.01 par value, 100,000,000 and 60,000,000 shares authorized; 52,872,953 and 52,819,787 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	548	548
Additional paid-in capital	98,544	78,172
Accumulated deficit	(26,543)	(39,586)
Total stockholders’ equity	72,549	39,134
Total liabilities and stockholders' equity	$187,154	$197,078

*Derived from the audited December 31, 2014 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

(FORMERLY IGI LABORATORIES, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2015 and 2014

(in thousands)

(Unaudited)

	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$13,043	$(380)
Reconciliation of net income (loss) to net cash used in operating activities
Depreciation and amortization of fixed assets	379	292
Amortization of license fee	75	75
Stock based compensation	1,708	649
Amortization of debt issuance costs	584	24
Amortization of product acquisition costs	90	90
Provision for write down of inventory	50	114
Amortization of debt discount on convertible 3.75% senior notes	4,928	-
Change in the fair value of derivative liability	(23,144)	-
Changes in operating assets and liabilities
Accounts receivable	3,419	(1,422)
Inventories	(2,224)	(463)
Prepaid expenses and other assets	145	(336)
Accounts payable and accrued expenses	2,673	1,064
Deferred income	95	(737)

Net cash provided by (used in) operating activities	1,821	(1,030)

Cash flows from investing activities:
Product acquisition costs	(7,517)	(2,459)
Capital expenditures	(4,234)	(618)

Net cash used in investing activities	(11,751)	(3,077)

Cash flows from financing activities:
Principal payments on note payable, bank	(3,160)	(146)
Proceeds from issuance of stock, net	-	24,866
Proceeds from exercise of common stock options and warrants	31	565
Principal payments on capital lease obligations	(98)	(31)
Debt issuance costs	(27)	-

Net cash (used in) provided by financing activities	(3,254)	25,254

Net (decrease) increase in cash and cash equivalents	(13,184)	21,147
Cash and cash equivalents at beginning of period	158,883	2,101

Cash and cash equivalents at end of period	$145,699	$23,248

Supplemental Cash flow information:
Cash payments for interest	$2,813	$139
Cash payments for income taxes	120	23
Non cash investing and financing transactions:
Issuance of restricted stock	$347	$-
Payable related to product acquisition costs	-	6,000
Issuance of stock to consultant	30	-
Reclassification of derivative liability to equity	18,256	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

(FORMERLY IGI LABORATORIES, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2015

(in thousands, except share information)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014	52,819,787	$548	$78,172	$(39,586)	$39,134

Stock based compensation expense			1,708		1,708
Stock options exercised	15,666		31		31
Issuance of restricted stock	32,500		347		347
Issuance of stock to consultant	5,000		30		30
Reclassification of derivative liability to equity			18,256		18,256
Net income	-	-	-	13,043	13,043

Balance, September 30, 2015	52,872,953	$548	$98,544	$(26,543)	$72,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

(FORMERLY IGI LABORATORIES, INC. AND SUBSIDIARIES)

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2014 has been derived from those audited consolidated financial statements. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

1.	Organization and Business

Teligent, Inc. (the “Company”) is a Delaware corporation incorporated in 1977. On October 22, 2015, the Company announced that it will change its name from IGI Laboratories, Inc. to Teligent, Inc. effective as of October 23, 2015, at 5:00 P.M. Eastern Daylight Time. The Company’s office, research and development facilities and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. The Company is a specialty generic pharmaceutical company. The Company’s mission is to become a leader in the specialty generic pharmaceutical market. Under its own label, the Company currently sells generic topical and injectable pharmaceutical products that are bioequivalent to their brand name counterparts. The Company also provides development, formulation and manufacturing services to the pharmaceutical, over-the-counter (“OTC”) and cosmetic markets.

2.	Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $145.7 million at September 30, 2015, the $10 million available under the $10 million credit facility detailed below and cash from operations. On August 3, 2015, the Company paid the additional aggregate of $6 million, that was payable at the time of the Company’s first filling with the United States Food and Drug Administration (the “FDA”) related to any asset purchased from AstraZeneca Pharmaceuticals LP (see Note 14). On October 5, 2015, the Company, together with Teligent Jersey Limited, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement and certain other ancillary agreements with Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, to acquire all rights, title and interests of the Seller in the existing inventory and certain contracts associated with three currently marketed injectable pharmaceutical products (Fortaz®, ZinacefTM, and Zantac® Injection) (see Note 15), On October 12, 2015, the Company entered into asset purchase agreements and certain other ancillary agreements with Alveda Pharmaceuticals Inc. for the purchase of the Seller’s rights, title, and interest in the development, production, marketing, import and distribution of certain pharmaceutical products in Canada. (see Note 15).

The Company may require additional funding and this funding would depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that our existing capital resources will be sufficient to support its current business plan and operations beyond November 2016.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, notes payable, accounts payable, capital leases and other accrued liabilities at September 30, 2015 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

On May 20, 2015, the Company received approval to increase its authorized shares sufficient to allow for the conversion of the embedded option into equity at the annual shareholders meeting. Therefore, the derivative liability of $18.3 million was reclassified into stockholders equity. Based on the closing price of the Company’s common stock as of September 30, 2015, the fair value of the Notes was approximately $105.2 million compared to their face value of $143.75 million as of September 30, 2015. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk. The Company recorded a change in the fair value of the derivative liability through May 20, 2015 of $0 for the three months ended September 30, 2015 and $23.1 million for the nine months ended September 30, 2015 on the condensed consolidated statements of operations. On May 20, 2015, the Company recorded the final change in fair value and subsequently reclassified the value of the derivative liability into stockholders equity due to the approval of sufficient shares.

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

(in thousands except shares and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic earnings per share computation:
Net income (loss) - basic	$(2,888)	$(202)	$13,043	$(380)
Weighted average common shares - basic	52,869,529	52,457,938	52,857,624	48,811,328
Basic earnings (loss) per share	$(0.05)	$(0.00)	$0.25	$(0.01)

Dilutive earnings per share computation:
Net income (loss) - basic	$(2,888)	$(202)	$13,043	$(380)
Interest expense related to convertible 3.75% senior notes	-	-	4,043	-
Amortization of discount related to convertible 3.75% senior notes	-	-	4,928	-
Change in the fair value of derivative	-	-	(23,144)	-
Net loss - diluted	$(2,888)	$(202)	$(1,130)	$(380)

Share Computation:
Weighted average common shares - basic	52,869,529	52,457,938	52,857,624	48,811,328
Effect of convertible 3.75% senior notes	-	-	12,732,168	-
Effect of dilutive stock options and warrants	-	-	1,583,458	-
Weighted average common shares outstanding - dilluted	52,869,529	52,457,938	67,173,250	48,811,328
Diluted loss per share	$(0.05)	$(0.00)	$(0.02)	$(0.01)

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

Product Sales: Product Sales includes Company Product Sales and Contract Manufacturing Sales.

Company Product Sales: The Company records revenue from Company product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery of products to the customer.

Revenue and Provision for Sales Returns and Allowances

As is customary in the pharmaceutical industry, the Company’s gross product sales from Company label products are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of products, an estimate of SRA is recorded, which reduces product sales. Accounts receivable and/or accrued expenses are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimates based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company will use a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. These will include periodic reviews of customer inventory data, customer contract programs, subsequent actual payment experience, and product pricing trends to analyze and validate the SRA reserves.

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

Gross-To-Net Sales Deductions

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Gross Company product sales	$23,167	$14,823	$73,347	$25,618

Reduction to gross product sales:
Chargebacks and billbacks	9,072	10,365	37,160	13,832
Sales discounts and other allowances	5,381	1,445	12,703	2,446
Total reduction to gross product sales	14,453	11,810	49,863	16,278

Company product sales, net	$8,714	$3,013	$23,484	$9,340

Net Company product sales of $8.7 million and $3.0 million for the three months ended September 30, 2015 and 2014, respectively are included in product sales, net in the Condensed Consolidated Statements of Operations. Net Company product sales of $23.5 million and $9.3 million for the nine months ended September 30, 2015 and 2014, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $11.1 million and $4.2 million at September 30, 2015 and 2014, respectively. Accounts payable and accrued expenses include $1.3 million and $0.8 million at September 30, 2015 and 2014, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $1.4 million and $0.8 million for the three month periods ended September 30, 2015 and 2014, respectively, were included in cost of goods sold. Wholesale fees of $4.7 million and $1.5 million for the nine month periods ended September 30, 2015 and 2014, respectively, were included in cost of goods sold. In addition, in connection with four of the seven products the Company currently manufactures, markets and distributes under its own label, in accordance with an agreement entered into in December 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales excludes fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $1.0 million and $0.7 million at September 30, 2015 and 2014, respectively, related to these royalties. Royalty expense of $1.2 million and $0.7 million was included in cost of goods sold for the three months ended September 30, 2015 and 2014, respectively. Royalty expense of $2.8 million and $2.9 million was included in cost of goods sold for the nine months ended September 30, 2015 and 2014, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

Contract Manufacturing Sales: The Company recognizes revenue when title transfers to its customers, which is generally upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products and are included in product sales, net on the Company’s Condensed Consolidated Statement of Operations.

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

Major Customers

Major customers of the Company are defined as having revenue greater than 10% of total gross revenue. For the three months ended September 30, 2015, three of the Company’s customers accounted for 47% of its revenue. For the three months ended September 30, 2014, four of the Company’s customers accounted for 59% of its revenue. Two of these customers are the same for both periods. For the nine months ended September 30, 2015 and 2014, three of the Company’s customers accounted for 58% and four of the Company’s customers accounted for 53% of the Company’s revenue, respectively. Two of these customers are the same for both periods. Accounts receivable related to the Company’s major customers comprised 80% of all accounts receivable as of September 30, 2015. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

The Company had net revenue from one product, econazole nitrate cream, which accounted for 52% and 24% of total revenues for the three months ended September 30, 2015 and 2014, respectively, and 52% and 21% of total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging”. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company's derivative liability was the embedded convertible option of its Notes issued December 16, 2014 (see Note 6), which has been recorded as a liability at fair value and was revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015. The Company has no derivatives at September 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2018. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of ASU 2014-09.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact of prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 will be effective for our interim and annual financial statements issued beginning January 1, 2016 and is to be adopted on a prospective basis. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of ASU 2015-16.

4.	License Fee

On December 12, 2005, the Company extended its license agreement with Novavax, Inc. for an additional ten years for $1 million. This extension entitles the Company to the exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies (each a “Microencapsulation Technology”, and collectively, the “Technologies”) in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same (collectively, the “Teligent Field”) through 2015. This payment is being amortized ratably over the ten-year period. The Company recorded amortization expense of $25,000 related to this agreement for each of the three month periods ended September 30, 2015 and 2014 and $75,000 for each of the nine month periods ended September 30, 2015 and 2014. Remaining amortization of this license fee will amount to $25,000 in 2015.

5.	Inventories

Inventories are valued at the lower of cost or market, using the first-in-first-out method.

Inventories at September 30, 2015 and December 31, 2014 consist of:

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
	(amounts in thousands)
Raw materials	$4,215	$2,299
Work in progress	106	140
Finished goods	637	345
Total	$4,958	$2,784

6.	Convertible 3.75% Senior Notes

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were approximately $139 million, after deducting underwriting fees and other related expenses of approximately $4.8 million. Accrued interest in the amount of $1.6 million related to the Notes was included in accrued expenses as of September 30, 2015.

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

Since the Company did not have sufficient authorized shares available to share-settle the conversion option in full prior to May 20, 2015, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. On December 16, 2014, the initial value allocated to the derivative liability was $43.7 million of the $143.75 million principal amount of the Notes, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Notes is 12.94%. During each reporting period, the derivative liability was marked to fair value through May 20, 2015 with the change in fair value recorded in the consolidated statement of operations. This resulted in a change in the fair value of the derivative liability of $0 for the three months ended September 30, 2015, and a change in the fair value of the derivative liability of $23.1 million for the nine months ended September 30, 2015.

The Notes are being accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

The application of ASC 470-20 resulted in the recognition of $0 million as the value for the liability at September 30, 2015.  The remaining unamortized discount and unamortized debt financing costs will be amortized over the remaining term of 4.21 years. At September 30, 2015 the net carrying amount of the liability component and the remaining unamortized debt discount were as follows:

September 30
2015

Face amount of the Notes	$143,750
Unamortized discount of the liability component	38,511
Carrying amount of the Notes	$105,239

Deferred financing costs associated with the Notes include fees of $4.2 million at September 30, 2015. The assumptions used in connection with the valuation of the convertible option of the Notes issued December 16, 2014 utilizing the "with” and “without” method, discussed in Note 3 was as follows:

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

	Initial Measurement			Decrease in Fair Value	Reclassification
	December 16,	Decrease in	December 31,	January 1, 2015 to	of derivative liability to	September 30,
	2014	Fair Value	2014	May 20, 2015	equity on May 20, 2015	2015
Fair value of convertible feature of 3.75% senior notes	$43,700	$2,300	$41,400	$23,144	$18,256	$-

For the three months and the nine months ended September 30, 2015, the Company recorded the following expenses in relation to the Notes:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
	(in thousands)	(in thousands)

Interest Expense at 3.75% coupon rate (1)	$1,348	$4,043
Debt discount amortization (1)	1,695	4,928
Amortization of deferred financing costs (1)	184	537
	$3,227	$9,508

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

Under the Credit Agreement, the Company can request revolving loan advances up to an aggregate total amount of $10 million, which may be increased to $15 million at the request of the Company if certain conditions are met. The Company may also request an incremental facility for revolving loan commitments of up to $10 million. Borrowings under the Credit Agreement may be made as prime rate loans with an applicable margin of 3.0% per annum or 1, 2, 3 or 6 month LIBOR loans with an applicable margin of 4.0% per annum. At September 30, 2015, the interest rate in effect was 4.2%. Availability under the Credit Agreement is calculated as 85% of the book value of eligible accounts at such time multiplied by a liquidity factor, less any reserves established by the Agent. The Company paid the balance of $3.2 million on August 24, 2015 and as of September 30, 2015, the outstanding balance of the credit facility was $0. In accordance with the Credit Agreement, the Company is required to provide the Lenders information related to working capital by which the Lenders will calculate the available line of credit, defined in the agreement as the Borrowing Base Certificate. As of September 30, 2015, the Company had a remaining availability of $10 million.

The term of the Credit Agreement is up to five years from November 18, 2014. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock, in each case, subject to customary exceptions for a loan facility of this size and type. In addition, the Credit Agreement contains customary events of default (subject to customary cure periods for certain events of default), including, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, cross-default to material agreements, cross-default to material indebtedness, bankruptcy and insolvency and material judgment defaults. The Company must meet certain financial reporting and audit requirements, as defined by the Credit Agreement. The Company was in compliance with all covenants of the Credit Agreement as of September 30, 2015.

Debt issuance costs of $432,000 are being amortized over the life of the Credit Agreement.

The Credit Agreement was amended on September 16, 2015 to reduce the unused line fee from 0.5% to 0.375%.

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

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 2,514,798 options have been granted to non-employee directors through September 30, 2015 and 807,782 of those have been forfeited through September 30, 2015 and returned to the option pool. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by written consent, the Teligent, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units (“RSUs”) and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of common stock. On May 29, 2014, the Board of Directors adopted and the Company’s stockholders approved a further amendment of the 2009 Plan to increase the number of shares of common stock available for grant under such plan by adding 1,000,000 shares of common stock. The 2009 Plan, as amended on May 29, 2014, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of September 30, 2015, options to purchase 2,739,168 shares of common stock were outstanding under the 2009 Plan. As of September 30, 2015, 172,750 restricted stock units were outstanding under the 2009 Plan. As of September 30, 2015, 1,506,248 shares of restricted stock had been granted under the 2009 Plan and 230,420 of those have been forfeited through September 30, 2015 and returned to the pool.

In summary, there are 3,314,168 options outstanding under the 1999 Plan, the Director Plan and the 2009 Plan, collectively as of September 30, 2015.

There are 267,984 options available for issuance under the Director Plan and 720,086 options available under the 2009 Plan as of September 30, 2015.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

For the nine months ended
September 30, 2015

Expected volatility	52.7% - 65.8%
Expected term (in years)	3.2 -3.3 years
Risk-free rate	0.89% - 1.20%
Expected dividends	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of September 30, 2015 and changes during the period are presented below:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding as of January 1, 2015	2,436,834	$1.79
Issued	927,500	$9.94
Exercised	(15,666)	$1.95
Forfeited	(34,500)	$6.55
Expired	-	-
Outstanding as of September 30, 2015	3,314,168	$4.02

Exercisable as of September 30, 2015	2,152,499	$1.19

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the nine months ended September 30, 2015 was $3.83.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2015:

Outstanding:

			Weighted
	Stock	Weighted	Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.76 - $1.00	95,000	$0.78	2.33
$1.01 - $1.50	1,877,000	$1.07	6.39
$1.51 - $10.67	1,342,168	$8.38	8.93
Total	3,314,168	$4.02	7.30

Exercisable:

	Stock	Weighted
	Options	Average
Range of Exercise Prices	Exercisable	Exercise Price
$0.76 - $1.00	95,000	$0.78
$1.01 - $1.50	1,857,333	$1.07
$1.51 - $10.67	206,166	$2.45
Total	2,158,499	$1.19

As of September 30, 2015, the intrinsic value of the options outstanding was $11.8 million and the intrinsic value of the options exercisable was $11.53 million. The intrinsic value of options exercised during the nine months ended September 30, 2015 was $71,975. As of September 30, 2015, there was approximately $2.9 million of total unrecognized compensation cost that will be recognized through September 2018 related to non-vested share-based compensation arrangements granted under the Director Plan and the 2009 Plan.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $250,000 and $93,000 of compensation expense during the three months ended September 30, 2015 and 2014, respectively, and $498,000 and $458,000 during the nine months ended September 30, 2015 and 2014, respectively related to restricted stock and RSU awards.  Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs.  At September 30, 2015, the Company had approximately $1.5 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through February 2018.

	Number of	Weighted Average
	Restricted Stock	Exercise Price
Non-vested balance at January 1, 2015	108,334	$2.86

Changes during the period:
Shares granted	32,500	10.67
Shares vested	(140,834)	4.66
Shares forfeited	-	-

Non-vested balance at September 30, 2015	$-	$-

	Number of	Weighted Average
	RSUs	Exercise Price
Non-vested balance at January 1, 2015	-	$-

Changes during the period:
Shares granted	205,250	10.67
Shares vested	(32,500)	10.67
Shares forfeited	-	-

Non-vested balance at September 30, 2015	172,750	$10.67

10.	Stock Warrants

Stock Warrant activity for the nine months ended September 30, 2015 and 2014 consisted of:

17

	2015		2014
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at January 1,	84,000	$1.21	354,546	$1.21

Changes during the period:
Stock warrants granted	-	-	-	-
Stock warrants expired	-	-	-	-
Stock warrants exercised	-	-	(270,546)	1.21

Balance at September 30,	84,000	$1.21	84,000	$1.21

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

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (“ASC 740”). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. The Company has not recorded a significant tax provision at September 30, 2015, as it has estimated its effective tax rate for 2015 (after considering utilization of existing net operating losses) to be insignificant.  For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2012 to 2014.

12.	Legal

The Company is involved from time to time in claims which arise in the ordinary course of business, including the claims described below. In the opinion of management, the Company has made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

On May 21, 2015, Horizon Pharma Ireland Limited, HZNP Limited and Horizon Pharma USA, Inc. (collectively, “Horizon”) filed a complaint in the United States District Court for the District of New Jersey against the Company alleging infringement of certain United States patents based upon to the Company’s submission to the FDA of an Abbreviated New Drug Application (“ANDA”) seeking FDA approval to market diclofenac topical solution 2% w/w before the expiration of the patents asserted in the complaint. On June 30, 2015, August 11, 2015, September 17, 2015, and October 27, 2015, Horizon filed additional complaints in the United States District Court for the District of New Jersey against the Company alleging infringement of other of its United States patents in relation to the Company’s submission of the same ANDA.

On July 21, 2015, September 11, 2015, October 6, 2015 and October 21, 2015, the Company filed answers, affirmative defenses and counterclaims with respect to the first four complaints filed by Horizon.  In those filings, the Company asserted that the patents alleged to be infringed in the complaints filed by Horizon are invalid and not infringed by the Company.

Again, given that the Company is a specialty generic pharmaceutical company, the Company believes that the claims made by Horizon are ordinary course. Moreover, the Company believes that its counterclaims and defenses have merit, but based on the early stage of these cases, the Company is unable to predict the outcome at this time.

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

In consideration for the purchase of the Purchased Assets, the Company paid AstraZeneca $0.5 million in cash in September 2014 and paid $6 million upon the compliance of a certain milestone event during the three months ended September 30, 2015. In addition, the Company has agreed to pay, for each product manufactured by the Company pursuant to a Purchased Regulatory Approval, a royalty on future gross profits from product sales. Notwithstanding the foregoing, at any time prior to December 1, 2015, the Company may satisfy in full its royalty obligations with a single payment of $3 million. The transaction is accounted for as a purchase of the product and product rights and, as such, the initial payment, milestone payment and related costs to acquire the asset are included as part of product acquisition costs totaling $6.9 million. The Company will amortize the costs over fifteen years, the useful life of the acquired products and product rights, commencing when the product can be sold.

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

In consideration for the purchase of the Valeant Purchased Assets, the Company paid Valeant an aggregate of $1.5 million in cash. In consideration for the purchase of the Additional Assets, the Company may exercise any Option, in its sole discretion, and pay $0.8 million for each of two additional products and $0.5 million for one additional product, for a total aggregate of $2 million if all Options are exercised. The Company exercised its Option and purchased the one additional product for $0.5 million on November 18, 2014. On March 27, 2015, the Company exercised its Option and purchased the two additional products for a total of $1.5 million in cash. The transaction is accounted for as a purchase of the product and product rights and, as such, the initial payment and related costs to acquire the Valeant Purchased Assets are included as part of product acquisition costs totaling $3.5 million. The Company will amortize the costs over fifteen years, the useful life of the acquired product and product rights, commencing when the product can be sold.

15.	Subsequent Events

Chief Scientific Officer

On October 5, 2015, the Company appointed Stephen Richardson as the Company’s Chief Scientific Officer.

Under the terms of his employment agreement, Mr. Richardson will receive an annual salary of $300,000. Mr. Richardson will also be eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in the form of cash, stock options and/or restricted stock. Mr. Richardson’s target bonus will be equal to 40% of his base salary for the applicable fiscal year. All performance targets pursuant to such plan shall be determined by the Company’s Compensation Committee. In addition, Mr. Richardson will be entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees.

As soon as practicable following the effective date of his employment agreement and subject to the approval of the Company’s Board of Directors, Mr. Richardson will also receive an equity grant pursuant to the Company’s 2009 Equity Incentive Plan consisting of 25,000 RSUs and options to purchase up to 200,000 shares of the Company’s common stock at a strike price equal to $7.42, the closing price of the Company’s common stock on October 5, 2015. The shares subject to the RSU award and the stock option award shall become fully vested over a period of three years, with one-third of such shares vesting on each of the first, second and third anniversaries of the effective date of the award.

Mr. Richardson is also subject to certain restrictive covenants as set forth in his employment agreement, including confidentiality, non-solicitation and non-competition. Mr. Richardson’s employment agreement further provides for payments upon certain types of employment termination events as further set forth in his employment agreement.

Acquisition of Three Commercialized Injectable Products

On October 5, 2015, the Company, together with Teligent Jersey Limited, a wholly-owned subsidiary of the Company incorporated under the laws of Jersey (the “Company Subsidiary”) established for the purpose of consummating the transaction, acquired, pursuant to an Asset Purchase Agreement and certain other ancillary agreements entered into with Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch (the “Seller”), all rights, title and interests of the Seller in the existing inventory and certain contracts associated with three currently marketed injectable pharmaceutical products (Fortaz®, ZinacefTM, and Zantac® Injection), and the Company Subsidiary acquired all rights, title and interests of the Seller in, among other things, certain other contracts, product registrations and books and records associated with those products.

In consideration for the purchase of the Purchased Assets, the Purchasers paid the Seller $10,000,000 in cash and agreed to assume certain liabilities associated with the Purchased Assets. The Purchase Agreement includes customary representations, warranties and covenants by the Purchasers. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Seller and the Seller has agreed to indemnify the Purchasers against certain liabilities. The Company is currently evaluating the overall impact of this event on the financial statements.

A copy of the Purchase Agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q for the period ending September 30, 2015.

Agreement to Acquire the Assets of Canadian Pharmaceutical Company, Alveda Pharmaceuticals, Inc.

On October 12, 2015, the Company entered into asset purchase agreements (each, a “Purchase Agreement” and together, the “Purchase Agreements”) and certain other ancillary agreements with Alveda Pharmaceuticals Inc. (the “ Seller ”) for the purchase of the Seller’s rights, title, and interest in the development, production, marketing, import and distribution of certain pharmaceutical products. The Company agreed to purchase the intellectual property-related assets of the Seller, including certain contracts, goodwill, product registrations and books and records, pursuant to the terms of one Purchase Agreement and the non-intellectual property-related assets of Seller, including certain accounts receivable, inventory, prepaid expenses, capital assets, contracts, operational permits, books and records, and certain intellectual property, pursuant to the terms of the other Purchase Agreement. Certain employees of the Seller will be retained by the Company following the closing of the transaction.

The aggregate purchase price to be satisfied on the closing of the transaction in accordance with the terms of the Purchase Agreements will be approximately $47,000,000 CAD in cash and certain agreed assumed liabilities associated with the Purchased Assets. The closing of the transaction is contingent on the satisfaction of certain closing conditions by the Company and by the Seller, as set out in the Purchase Agreements. The parties anticipate that the transaction will close approximately thirty days after signing. Under the terms of the Purchase Agreements, the Company has agreed to indemnify the Seller and the Seller has agreed to indemnify the Company against certain liabilities. The Company is currently evaluating the overall impact of this event on its financial statements.

Approval for Listing on the NASDAQ Global Select Market

On October 14, 2015, the Company provided written notice to the NYSE MKT LLC (the “NYSE MKT”) that the Company intended to transfer the listing of the Company’s common stock from the NYSE MKT to the NASDAQ Global Select Market, and withdraw the listing and registration of the common stock from the NYSE MKT. The common stock has been authorized for listing on the NASDAQ Global Select Market. The Company’s common stock ceased trading on the NYSE MKT at the close of business on October 23, 2015, and began trading on the NASDAQ Global Select Market on October 26, 2015.

Name Change

On October 22, 2015, the Company announced (1) that it will change its name to Teligent, Inc. effective as of October 23, 2015, at 5:00 P.M. Eastern Daylight Time and (2) that the Company’s common stock, which was previously approved for listing on the NASDAQ Global Select Market, would be quoted under the trading symbol “TLGT” as of the first day of trading on such exchange on Monday, October 26, 2015.

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

Company Overview

Strategic Overview

Teligent, Inc. (the “Company”) is a Delaware corporation incorporated in 1977. On October 22, 2015, the Company announced (1) that it will change its name from IGI Laboratories, Inc. to Teligent, Inc. effective as of October 23, 2015, at 5:00 P.M. Eastern Daylight Time and (2) that the Company’s common stock, which was previously approved for listing on the NASDAQ Global Select Market, would be quoted under the trading symbol “TLGT” as of the first day of trading on such exchange on Monday, October 26, 2015. The Company’s office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. The Company is a specialty generic pharmaceutical company. The Company’s mission is to become a leader in the specialty generic pharmaceutical market. Under its own label, the Company currently sells generic topical pharmaceutical products that are bioequivalent to their brand name counterparts. The Company also provides development, formulation, and manufacturing services to the pharmaceutical, OTC and cosmetic markets.

Currently, we have two platforms for growth:

▪	Developing, manufacturing and marketing a portfolio of generic pharmaceutical products in our own label in topical, injectable, complex and ophthalmic dosage forms; and

▪	Managing our current contract manufacturing and formulation services business.

We currently generate revenue from the manufacture and development of topical pharmaceutical, OTC and cosmetic products. We have been in the contract manufacturing and development of topical products business since the early 1990s, but our strategy since 2010 has been focused on the growth of our own generic pharmaceutical business. Since 2010, we have focused on transitioning our business to include more customers in the topical pharmaceutical industry. In 2014, we focused on the transformation of a business that was working toward being a leader in the topical generic pharmaceutical industry into becoming a leader in the broader specialty generic pharmaceutical markets. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics, complex generics and ophthalmic generics (what we call our “TICO strategy”), will leverage existing expertise and capabilities, and broaden our platform for strategic growth.

As of the date of this report, we have 28 ANDA pending approval with the FDA for additional topical generic pharmaceutical products. As of the date of this report, we have received final approval from the FDA for two ANDAs. Due to the increased rate of review by the FDA of applications filed in Generic Drug User Fee Amendments (“GDUFA”) Year 3, which began October 1, 2014, and in an attempt to shorten our potential review times and, ultimately, obtain approvals more quickly, we have chosen to withdraw four of our applications from the FDA and resubmit them in 2016. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file 15 to 17 ANDAs in total in 2015 through our internal research and development program. We will also seek to license or acquire further products, intellectual property, or ANDAs to expand our portfolio.

The manufacturing and commercialization of generic specialty pharmaceutical markets is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently only manufacture and sell topical generic pharmaceutical products under our own label. In October 2015, we acquired and began to sell our first generic injectable products. The injectable products are currently sold in another company’s label and will be transitioned to our company’s label in accordance with FDA guidance. As we continue to execute our TICO strategy, we will compete in other markets, including the injectable and ophthalmic generic pharmaceutical markets, and expect to face other competitors.

For the three months ended September 30, 2015, 36% of our total product sales, net were to one of the three large wholesale drug distributors, AmerisourceBergen Corporation (“ABC”), Cardinal Health, Inc. (“Cardinal”), and McKesson Drug Company (“McKesson”).   For the three months ended September 30, 2014, 28% of our total product sales, net were to one of those three large wholesale drug distributors. For the nine months ended September 30, 2015, 50% of our total product sales, net were to one of those three large wholesale drug distributors noted below. For the nine months ended September 30, 2014, 29% of our total product sales, net were to one of those three large wholesale drug distributors.

ABC accounted for approximately 42% and 0% of our accounts receivable as of September 30, 2015 and 2014, respectively.

ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally speaking, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. Furthermore, ABC, Cardinal and McKesson have entered into strategic alliances with Walgreens, CVS Caremark and Rite-Aid, respectively.  Since Walgreens, CVS Caremark and Rite-Aid are customers for several of our products, the loss of our distributor relationship with any of the three large wholesalers could result in a reduction to our revenues.

We consider our business relationships with ABC, Cardinal and McKesson to be in good standing and have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. We experienced a change in purchasing patterns at ABC in April 2015. We are currently evaluating the financial impact of this change on our business, and are analyzing the market for other opportunities to expand our current relationships with other customers. While we continue to seek to diversify our existing portfolio of specialty generic drug products through internal research and development, we expect to file up to 7 more ANDAs in 2015. In addition, we continue to explore business development opportunities to add additional products and /or capabilities to our existing portfolio.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended September 30, 2015, approximately 91% of our revenue was derived from pharmaceutical customers, as compared to 85% of total contract manufacturing revenue for the three months ended September 30, 2014. For the nine months ended September 30, 2015, approximately 85% of our revenue was derived from pharmaceutical customers, as compared to 79% of total contract manufacturing revenue for the nine months ended September 30, 2014. One contract manufacturing customer represented greater than 10% of revenue for the three months ended September 30, 2015, and one of our contract manufacturing services customers represented 17% of total revenue for the three months ended September 30, 2014. One of our contract manufacturing services customers represented 11% of total revenue for the nine months ended September 30, 2015 and none of our contract manufacturing services customers represented more than 10% of total revenue for the nine months ended September 30, 2014. We do not expect any contract manufacturing or formulation services customers to exceed 10% of revenue for 2015 and beyond.

Recent Events

On July 9, 2015, we announced that we had launched our seventh product, diclofenac sodium 1.5% topical solution after receipt of the final approval from the FDA for an ANDA. We now market seven products in twelve presentations under our own label.

On October 5, 2015, we, together with a wholly-owned subsidiary of ours incorporated under the laws of Jersey, entered into an Asset Purchase Agreement and certain other ancillary agreements with Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, pursuant to which we acquired all rights, title and interests in the existing inventory and certain contracts associated with three currently marketed injectable pharmaceutical products (Fortaz®, Zinacef TM , and Zantac® Injection), and our subsidiary acquired all rights, title and interests in, among other things, certain other contracts, product registrations and books and records associated with those products.

On October 5, 2015, we appointed Stephen Richardson as our Chief Scientific Officer.

On October 12, 2015, we entered into asset purchase agreements and certain other ancillary agreements with Alveda Pharmaceuticals, Inc. for the purchase of the rights, title, and interest in the development, production, marketing, import and distribution of certain pharmaceutical products. We agreed to purchase the intellectual property-related assets, including certain contracts, goodwill, product registrations and books and records, pursuant to the terms of one Purchase Agreement and the non-intellectual property-related assets, including certain accounts receivable, inventory, prepaid expenses, capital assets, contracts, operational permits, books and records, and certain intellectual property, pursuant to the terms of the other Purchase Agreement. Certain employees will be retained by us following the closing of the transaction.

As of October 22, 2015, we filed ten ANDAs in 2015. We are optimistic regarding the continued positive momentum that we are seeing in our interactions with the FDA, especially with regard to applications filed in GDUFA Year 3, which began on October 1, 2014. We believe that this increased rate of review is evidence that the implementation of GDUFA in 2012 is working. In an attempt to shorten our potential review times and, ultimately, obtain approvals more quickly, we have chosen to withdraw four of our applications from the FDA and resubmit them in 2016. Based on August 2015 IMS Health data, the addressable market for our current pipeline of twenty-eight ANDAs is estimated at $1.4 billion, excluding our four partnered submissions.

Results of Operations

Three months ended September 30, 2015 compared to September 30, 2014

We had a net loss of $2,888,000, or $0.05 per share, for the three months ended September 30, 2015, compared to a net loss of $202,000, or $0.00 per share, for the three months ended September 30, 2014, which resulted from the following:

Revenues (in thousands):

	Three Months Ended September 30,
Components of Revenue:	2015	2014	$ Change	% Change
Product sales, net	$11,375	$6,005	$5,370	89%
Research and development income	237	635	(398)	(63)%
Licensing, royalty and other revenue	3	28	(25)	(89)%
Total Revenues	$11,615	$6,668	$4,947	74%

The increase in product sales for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to increased revenue from our own generic pharmaceutical product line that was launched in the first quarter of 2013, including the launch of one additional Company label product in July 2015 and two additional Company label products in June 2014. This increase was partially offset by a decrease in product sales in our contract manufacturing services. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. Licensing, royalty and other revenue decreased slightly due to a decrease in other revenue while licensing and royalty revenue remained the same.

Costs and Expenses (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Cost of sales	$5,538	$4,036	$1,502	37%
Selling, general and administrative	2,433	1,124	1,309	116%
Product development and research	3,253	1,652	1,601	97%
Totals costs and expenditures	$11,224	$6,812	$4,412	65%

Cost of sales increased for the three months ended September 30, 2015 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 48% for the three months ended September 30, 2015 as compared to 61% for the three months ended September 30, 2014. The decrease in cost of sales as a percentage of product sales for 2015 was attributable to the difference in product mix for the three months ended September 30, 2015 as compared to the same period in 2014. Our research and development income results primarily from services rendered under contractual agreements, and therefore cost of sales as a percentage of our research and development income is relatively low. We expect the product mix to continue to shift in the fourth quarter of 2015 and the cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the three months ended September 30, 2015 increased by $1,309,000 as compared to the same period in 2014. There were increases of $220,000 in salaries, bonuses and related costs, $535,000 in the expense from the issuance of stock based compensation related to options and restricted stock, $368,000 in professional fees, $60,000 in website expenses, $54,000 in travel related expenses, $36,000 in recruiting expenses and $80,000 in other corporate expenses, partially offset by a decrease of $75,000 in commissions.

Product development and research expenses for the three months ended September 30, 2015 increased by $1,601,000 as compared to the same period in 2014. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased spending on clinical studies by $505,000, consulting fees by $262,000, salaries, bonuses and related costs by $233,000, outside testing, pilot batch expense and supplies by $311,000, fees related to the Generic Drug User Fee Act and the associated filing of our applications with the FDA by $108,000 and professional fees by $106,000.

Other Income (Expense) (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Interest and other expense	$(3,279)	$(58)	$(3,221)	5,553%
Change in the fair value of derivative liability	-	-	-	-

Interest expense increased for the three months ended September 30, 2015 as compared to the same period in 2014 due to the inclusion of approximately $3,227,000 of interest expense, amortization of debt discount and amortization of debt issuance costs related to the Notes (see Note 6 to the Company’s Consolidated Financial Statements) in the three months ended September 30, 2015.

Net Loss (in thousands, except per share numbers):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net loss	$(2,888)	$(202)	$(2,686)	1,330%
Basic loss per share	$(0.05)	$(0.00)	$(0.05)	-

Net loss for the three months ended September 30, 2015 was $2,888,000 as compared to a net loss of $202,000 in the same period last year. The increase is due to the increases in costs and expenses, partially offset by the increases in revenues noted above.

Nine months ended September 30, 2015 compared to September 30, 2014

We had net income of $13,043,000, or $0.25 per share, for the nine months ended September 30, 2015, compared to a net loss of $380,000, or $0.01 per share, for the nine months ended September 30, 2014, which resulted from the following:

Revenues (in thousands):

	Nine Months Ended September 30,
Components of Revenue:	2015	2014	$ Change	% Change
Product sales, net	$30,532	$18,525	$12,007	65%
Research and development income	475	1,385	(910)	(66)%
Licensing, royalty and other revenue	172	95	77	81%
Total Revenues	$31,179	$20,005	$11,174	56%

The increase in product sales for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to increased revenue from our own generic pharmaceutical product line that was launched in the first quarter of 2013, including the launch of one additional Company label product in July 2015 and two additional Company label products in June 2014. This increase was partially offset by a decrease in product sales in our contract manufacturing services. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. Licensing, royalty and other revenue increased slightly due to an increase in other revenue while licensing and royalty revenue remained the same.

Costs and Expenses (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Cost of sales	$15,808	$11,603	$4,205	36%
Selling, general and administrative	6,474	3,563	2,911	82%
Product development and research	9,319	5,045	4,274	85%
Totals costs and expenditures	$31,601	$20,211	$11,390	56%

Cost of sales increased for the nine months ended September 30, 2015 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 51% for the nine months ended September 30, 2015 as compared to 58% for the nine months ended September 30, 2014. The decrease in cost of sales as a percentage of product sales for 2015 was attributable to increased revenue from our own generic pharmaceutical product line, which has higher margins, and a shift in the mix of our contract manufacturing product sales to include greater higher margin pharmaceutical products, which was partially offset by the effect of a price decline in one product during 2015. During the nine months ended September 30, 2015, 82% of our revenue in contract manufacturing was from pharmaceutical customers as compared to 79% for the same period in 2014. Our research and development income results primarily from services rendered under contractual agreements, and therefore cost of sales as a percentage of our research and development income is relatively low. Consistent with our strategy, we expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the nine months ended September 30, 2015 increased by $2,911,000 as compared to the same period in 2014. There were increases of $657,000 in salaries, bonuses and related costs, $737,000 in professional fees, $850,000 in the expense from the issuance of stock based compensation related to options and restricted stock, $140,000 in travel related expenses, $62,000 in website expenses, $51,000 in contributions, $73,000 in overhead costs, $35,000 in stockholder relations expenses, $63,000 in recruiting expenses and $235,000 in other corporate expenses.

Product development and research expenses for the nine months ended September 30, 2015 increased by $4,274,000 as compared to the same period in 2014. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased spending on clinical studies by $1,794,000, consulting fees by $983,000, outside testing, supplies and maintenance contracts by $606,000, salaries, bonuses and related costs by $504,000, pilot batch expense by $278,000, overhead costs by $101,000, professional fees by $153,000 and $64,000 in the expense from the issuance of stock based compensation related to stock options. These increases were partially offset by a decrease of $210,000 in fees related to the Generic Drug User Fee Act and the associated filing of our applications with the FDA.

Other Income (Expense) (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Interest and other expense	$(9,679)	$(162)	$(9,517)	5,875%
Change in the fair value of derivative liability	23,144	-	23,144	-

Interest expense increased for the nine months ended September 30, 2015 as compared to the same period in 2014 due to the inclusion of approximately $9,509,000 of interest expense, amortization of debt discount and amortization of debt issuance costs related to the Notes (see Note 6 to the Company’s Consolidated Financial Statements) in the nine months ended September 30, 2015. We also recorded a $23,144,000 change in the fair value of the derivative liability as a result of the change in the fair value of our derivative liability, caused primarily by the decrease in the price of our common stock in the nine months ended September 30, 2015.

Net Income (Loss) (in thousands, except per share numbers):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net income (loss)	$13,043	$(380)	$13,423	3,532%
Basic earnings (loss) per share	$0.25	$(0.01)	$0.26	2,600%

Net income for the nine months ended September 30, 2015 was $13,043,000 as compared to a net loss of $380,000 in the same period last year. The increase is due to the change in the fair value of derivative liability, increases in revenue, partially offset by the increases in costs and expenses noted above.

Liquidity and Capital Resources

The Company's operating activities provided $1,821,000 of cash during the nine months ended September 30, 2015, compared to $1,030,000 of cash used during the nine months ended September 30, 2014. The cash provided by operating activities for the nine months ended September 30, 2015 was a result of the net income, offset by the change in the fair value of derivative liability and the non-cash expenses and changes in operating assets and liabilities for the period. The cash used in operating activities for the nine months ended September 30, 2014 was a result of the net loss, adjusted for non-cash activity and a net decrease in operating assets and liabilities for the period.

The Company’s investing activities used $11,751,000 during the nine months ended September 30, 2015, compared to $3,077,000 of cash used in investing activities during the nine months ended September 30, 2014. The Company paid the additional aggregate of $6,000,000 that was payable at the time of the Company’s first filing with the FDA related to any asset purchased from AstraZeneca Pharmaceuticals LP that was included in operating liabilities (see Note 14 to the Company’s Condensed Consolidated Financial Statements). The funds used for the nine months ended September 30, 2015 were for the purchase of two additional products (see Note 14 to the Company’s Condensed Consolidated Financial Statements) and capital expenditures related to our purchase of the building adjacent to our facility which we had been leasing since the middle of 2014, expansion of our existing facility, additional equipment for the compounding and packaging areas and additional IT equipment. The funds used for the nine months ended September 30, 2014 were for the purchase of products (see Note 14 to the Company’s Condensed Consolidated Financial Statements) and capital expenditures related to additional computer equipment and scientific equipment and improvements incurred to expand our R & D area.

The Company's financing activities used $3,254,000 of cash during the nine months ended September 30, 2015, compared to $25,254,000 of cash provided during the nine months ended September 30, 2014. The cash used in the nine months ended September 30, 2015 was mainly the $3,160,000 principal payment on the note payable, bank and the $98,000 principal payments on capital lease obligations and the cash provided for the nine months ended September 30, 2014 was mainly the $24,866,000 proceeds from the issuance of stock (see Note 13 to the Company’s Condensed Consolidated Financial Statements) and the $565,000 proceeds from the exercise of common stock options and warrants.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $145,699,000 at September 30, 2015, the $10,000,000 available on the $10,000,000 credit facility detailed in Note 8 to the Company’s Condensed Consolidated Financial Statements) and future cash from operations. The Company had working capital of $153,786,000 at September 30, 2015. See Note 15 to the Company’s Condensed Consolidated Financial Statements for events subsequent to September 30, 2015.

The Company may require additional funding and this funding would depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond November 2016.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as of the date of this report.

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Please refer to the Company’s Form 10-K for the year ended December 31, 2014 for a complete list of all Critical Accounting Policies and Estimates. See also Note 3 to the Company’s Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, our principal debt obligation was related to our Notes.  Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the Notes and is paid semi-annually every June 15 and December 15 until the Notes mature on December 15, 2019.  Since the interest rate is fixed, we have no market risk related to the Notes.

Our revolving Credit and Security Agreement with GECC calls for interest to accrue based on a premium above either the current prime rate or current LIBOR rates.  Therefore, borrowings pursuant to this revolving credit facility would be subject to market risk. As of September 30, 2015, we had $0 in outstanding loans with GECC.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of September 30, 2015, the fair value of our Notes was approximately $105.2 million compared to their face value of $143.75 million as of September 30, 2015.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk. As a result in the change in fair value, we recorded a $23.1 million change in the fair value of the derivative liability on our consolidated statements of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective.

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

On May 21, 2015, Horizon Pharma Ireland Limited, HZNP Limited and Horizon Pharma USA, Inc. (collectively, “Horizon”) filed a complaint in the United States District Court for the District of New Jersey against us alleging infringement of certain United States patents based upon to our submission to the FDA of an ANDA seeking FDA approval to market diclofenac topical solution 2% w/w before the expiration of the patents asserted in the complaint. On June 30, 2015, August 11, 2015, September 17, 2015, and October 27, 2015, Horizon filed additional complaints in the United States District Court for the District of New Jersey against us alleging infringement of other of its United States patents in relation to our submission of the same ANDA.

On July 21, 2015, September 11, 2015, October 6, 2015 and October 21, 2015, we filed answers, affirmative defenses and counterclaims with respect to the first four complaints filed by Horizon.  In those filings we asserted that the patents alleged to be infringed in the complaints filed by Horizon are invalid and not infringed by us.

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

We depend on a limited number of customers for a large portion of our revenue. For the three months ended September 30, 2015, three of our customers accounted for 47% of our revenue. For the three months ended September 30, 2014, four of our customers accounted for 59% of our revenue. For the nine months ended September 30, 2015 and 2014, three of our customers accounted for 58% and four of our customers accounted for 53% of our revenue, respectively. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We had net revenue from one product, econazole nitrate cream, which accounted for 52% and 24% of total revenues for the three months ended September 30, 2015 and 2014, respectively, and 52% and 21% of total revenues for the nine months ended September 30, 2015 and 2014, respectively.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Prior to 2014, our expenses have exceeded our revenue in each of the last nine years, and no net income has been available to common stockholders during each of these years. As of September 30, 2015, our stockholders’ equity was $72.5 million and we had an accumulated deficit of $26.5 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

Risks Related to Our Securities

Shares of our common stock are relatively illiquid which may affect the trading price of our common stock.

For the nine months ended September 30, 2015, the average daily trading volume of our common stock on the NYSE MKT was approximately 805,000 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

Our stock price is, and we expect it to remain, volatile and subject to wide fluctuations, which may make it difficult for stockholders to sell shares of common stock at or above the price for which they were acquired.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $2.93 in the first quarter of 2014 and a high of $11.52 in the first quarter of 2015. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;
•	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
•	achievement or rejection of regulatory approvals by our competitors or us;
•	announcements of technological innovations or new commercial products by our competitors or us;
•	developments concerning proprietary rights, including patents;
•	developments concerning our collaborations;
•	regulatory developments in the U.S. and foreign countries;
•	economic or other crises, especially given the recent financial deterioration in the markets in which we compete, and other external factors;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the cosmetic, pharmaceutical and consumer products industry;
•	actual or anticipated sales of our common stock, including sales by our directors, officers or significant stockholders;
•	period-to-period fluctuations in our revenues and other results of operations; and
•	speculation about our business in the press or the investment community.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

10.1*	Second Amendment to Credit Agreement, dated as of August 14, 2015, by and among Teligent, Inc., Igen, Inc. and Teligent Pharma, Inc. as Borrowers, General Electric Capital Corporation as Agent, and the Lenders signatory thereto.

10.2*	Third Amendment to Credit Agreement, dated as of September 16, 2015, by and among Teligent, Inc., Igen, Inc. and Teligent Pharma, Inc. as Borrowers, General Electric Capital Corporation as Agent, and the Lenders signatory thereto.

10.3*†	Asset Purchase Agreement, dated as of October 5, 2015, by between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent, Inc. and Teligent Jersey Limited, on the other hand.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

† Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: November 9, 2015	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: November 9, 2015	By:	/s/ Jenniffer Collins
Jenniffer Collins
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

10.1*	Second Amendment to Credit Agreement, dated as of August 14, 2015, by and among Teligent, Inc., Igen, Inc. and Teligent Pharma, Inc. as Borrowers, General Electric Capital Corporation as Agent, and the Lenders signatory thereto.

10.2*	Third Amendment to Credit Agreement, dated as of September 16, 2015, by and among Teligent, Inc., Igen, Inc. and Teligent Pharma, Inc. as Borrowers, General Electric Capital Corporation as Agent, and the Lenders signatory thereto.

10.3*†	Asset Purchase Agreement, dated as of October 5, 2015, by between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent, Inc. and Teligent Jersey Limited, on the other hand.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

† Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

