Form 10-K
period 2015-12-31
Teligent, Inc.
filed 2016-03-15
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-08568

Teligent, Inc.

(Formerly IGI Laboratories, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	01-0355758
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

105 Lincoln Ave., Buena, NJ	08310
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (856) 697-1441

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value Per Share	The NASDAQ Stock Market

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

As of March 10, 2016, the registrant had 53,005,689 shares of common stock outstanding.

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

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2016.

PART I

Item 1.	BUSINESS

Our Company

Strategic Overview

Teligent, Inc., or the Company, is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded generic injectable pharmaceutical products in the United States and Canada. In the United States we are currently marketing eight generic topical pharmaceutical products and four branded generic pharmaceutical products. Through the completion of an acquisition, we now sell a total of nineteen generic and branded generic injectable products and medical devices in Canada. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter, or OTC, and cosmetic markets. We operate our business under one segment. Effective October 23, 2015, we changed our name from IGI Laboratories, Inc. to Teligent, Inc. On October 26, 2015, our common stock, which was previously listed on the NYSE MKT, began trading on the NASDAQ Global Select Market, under the trading symbol “TLGT.” Our office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey.

Currently, we have two platforms for growth:

•	Developing, manufacturing and marketing a portfolio of generic pharmaceutical products in our own label in topical, injectable, complex and ophthalmic dosage forms; and

•	Managing our current contract manufacturing and formulation services business.

We have been in the contract manufacturing and development of topical products business since the early 1990s, but our strategy since 2010 has been focused on the growth of our own generic pharmaceutical business. Since 2010, we have focused on transitioning our business to include more customers in the topical pharmaceutical industry. In 2014, we broadened our target product focus from topical pharmaceuticals to include a wider specialty pharmaceutical approach. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics, complex generics and ophthalmic generics (what we call our “TICO strategy”), will leverage our existing expertise and capabilities, and broaden our platform for more diversified strategic growth.

As of the date of this report, we have acquired 25 drug products that have been previously approved by the FDA. Our pipeline includes 31 Abbreviated New Drug Applications, or ANDAs filed with the United States Food and Drug Administration, or FDA, for additional pharmaceutical products. In addition, we have four abbreviated new drug submissions, or ANDSs, on file with Health Canada. We have an additional 39 product candidates at various stages of our development pipeline, ten of which are on stability testing. In December 2015, we announced the approval by the FDA of Cefotan® (Cefotan for Injection). This was our first product approved from the portfolio of discontinued and withdrawn new drug applications, or NDAs, and ANDAs that we purchased from Astra Zeneca on September 25, 2014. We have also experienced an increased rate of review by the FDA of applications filed in Generic Drug User Fee Amendments, or GDUFA, Year 3 and Year 4, which began October 1, 2014, and October 1, 2015, respectively. We submitted fifteen topical ANDAs in 2015. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least fifteen ANDAs in total in 2016 through our internal product development program, and we plan to file at least 8 ANDSs with Health Canada in 2016. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

Teligent Canada. On November 13, 2015, we acquired all of the rights, title and interest in the development, production, marketing, import and distribution of all injectable pharmaceutical products of Alveda Pharmaceuticals Inc., or Alveda, pursuant to two asset purchase agreements, one relating to the acquisition of all of the intellectual property-related assets of Alveda and the other relating to the acquisition of all other assets of Alveda.

In connection with the closing of the acquisition, we formed three subsidiaries: Teligent Luxembourg S.à.r.l., or LuxCo, a private limited company incorporated under the laws of the Grand Duchy of Luxembourg and wholly-owned by the Company; Teligent OÜ, a private limited company incorporated under the laws of Estonia that is wholly-owned by LuxCo; and Teligent Canada Inc., a company incorporated under the laws of the Province of British Columbia that is wholly-owned by LuxCo.

Teligent Canada currently has seven employees, including a general manager of Teligent Canada, located in our offices in Toronto, Canada. Teligent Canada acquired all of the Alveda working capital, including accounts receivable, inventory, accounts payable, and capital assets. In addition, Teligent Canada acquired Alveda’s existing customer relations, all contracts necessary to execute the Canadian distribution activities, the existing work force, operational permits, and all intellectual property required to operate the marketing and distributions of products in Canada. Teligent Canada currently markets and distributes nineteen products. We plan to transition these products to distribute them under a Teligent Canada label later this year.

Teligent OÜ. We hired our general manager of Teligent OÜ in the first quarter of 2016. Teligent OÜ will be responsible for the development, enhancement, maintenance, protection and exploitation functions related to the intellectual property-related assets acquired from Alveda. In addition, Teligent OÜ will be responsible for the management of the supply chain function and procurement of products for sale to Teligent Canada. In 2016, we intend to hire additional headcount in Teligent OÜ and secure a quality control laboratory space in preparation to support our Teligent US supply chain management and technical services teams.

Teligent Jersey Limited. On October 5, 2015, we, together with our wholly-owned subsidiary incorporated under the laws of Jersey, or Teligent Jersey, entered into and closed an Asset Purchase Agreement and certain other ancillary agreements with Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, or Concordia, pursuant to which we acquired all rights, title and interests of Concordia in the existing inventory and certain contracts associated with three currently marketed injectable pharmaceutical products (Fortaz®, Zinacef TM , and Zantac® Injection), and Teligent Jersey acquired all rights, title and interests of Concordia in, among other things, certain other contracts, product registrations and books and records associated with those products. In consideration for the purchase of those assets, we paid Concordia an aggregate of $10,100,000 in cash. The transaction is accounted for as a purchase of the product and product rights. In addition, we purchased approximately $1.2 million of inventory related to the three products acquired.

Facility Expansion. With the ongoing expansion activities at our facility of our research and development laboratories, as well as our manufacturing capabilities, we believe that, based on current forecasts, capacity at our existing facility would be sufficient for our topical manufacturing needs into 2017. In 2014, we initiated the planning phase of the expansion of our facility in Buena, New Jersey. Planning continued throughout 2015, and we acquired the building adjacent to our manufacturing facility in August 2015. We have commenced the construction project at 101 Lincoln Avenue, in Buena, New Jersey, which will be the future home to our brand new product development laboratory, in addition to our regulatory affairs, supply chain and corporate services teams. We expect this phase of the project to be completed in the summer of 2016. We intend to begin the expansion of the existing manufacturing facility at 105 Lincoln Avenue, in Buena, New Jersey in April 2016. This expansion will increase our manufacturing capacity for topical products, and also enable our production of sterile injectable products. In order to begin development, registration and manufacture of some of our sterile injectable and ophthalmic products, we are partnering with contract manufacturing organizations. The current plans consider a total capital outlay of approximately $45 million to complete this project. Upon completion of the site expansion, we may transfer the manufacturing of some of those products back to our Buena, New Jersey facility.

In addition, we may continue to explore ways to accelerate our growth through the creation of unique opportunities from the acquisition of additional intellectual property, and the expansion of the use of our existing intellectual property.

Our Generic Pharmaceutical Business

In September 2010, we leveraged our existing formulation and manufacturing capabilities to begin the Company’s transformation from being solely a contract manufacturing and development company into a generic pharmaceutical company with our own portfolio of products, as recognized by our first ANDA submission to the FDA. ANDAs are submitted to the FDA for generic drug products that have the same active ingredient, strength, dosage form, and route of administration as brand name innovator drug products to which they are bioequivalent, meaning that there is no significant difference between the drugs in their rate and extent of absorption in the body. In the United States, approved ANDA generic drugs are usually interchangeable with the innovator drug. This means that the generic version may generally be substituted for the branded product by either a physician or pharmacist when dispensing a prescription. Our commercialization of each of these product candidates requires approval of the respective ANDA by the FDA.

Since September 2010, we have expanded our generic topical pharmaceutical pipeline of prescription products by submitting 35 ANDAs to the FDA, of which four have been approved. We submitted fifteen ANDAs in 2015, and expect to file at least fifteen ANDAs in 2016 for topical generic pharmaceutical products.

In December 2012, we launched our first generic topical pharmaceutical products under our own label. In March 2014, we received our first approval from the FDA for an ANDA for the generic equivalent of lidocaine hydrochloride USP 4% topical solution. In May 2014, we received tentative approval for our second ANDA, the generic equivalent of diclofenac sodium topical solution 1.5%, which received final approval from the FDA in July 2015. We also have a number of additional product candidates in various stages of development.

Based on IMS Health Reports data, the addressable market, as of January 2016, for the 31 products we have pending at the FDA totals approximately $1.4 billion in annual sales. We expect to continue to expand our presence in the generic topical pharmaceutical market through the submission of additional ANDAs to the FDA and the subsequent launch of products if and when these applications are approved by the FDA. We also plan to file at least 8 ANDSs with Health Canada in 2016.

As part of our growth strategy, we also seek opportunities to acquire additional products and ANDAs or ANDSs. On February 1, 2013, we acquired assets and intellectual property, including an approved ANDA, for econazole nitrate cream 1%, which we launched under our label in September 2013. On September 24, 2014, we acquired from AstraZeneca previously approved ANDAs and NDAs associated with eighteen products, seventeen of which are injectable products and one non-injectable product for pain management. On September 30, 2014, we acquired previously marketed and approved ANDAs associated with two ophthalmic products from Valeant Pharmaceuticals LLC and Valeant Pharmaceuticals Luxembourg SARL, or Valeant, in addition to the exclusive right to acquire three additional previously marketed and approved injectable products from Valeant. In November 2014, we completed the purchase of one of those three optioned injectable products and its related NDA from Valeant. In March 2015, we completed the purchase of the final two optioned injectable products and their related ANDAs from Valeant.

Our Contract Manufacturing and Development Business

We also develop, manufacture, fill and package topical semi-solid and liquid products for branded and generic pharmaceutical customers, as well as the OTC and cosmetic industries. These products are used in a wide range of applications, from purely cosmetic to the prescription treatment of conditions like dermatitis, psoriasis and eczema.

Our contract manufacturing and development business includes two services: contract formulation and contract manufacturing. These services are offered to pharmaceutical, OTC and cosmetic customers. For our pharmaceutical contract services customers, we formulate, test and/or manufacture prescription drugs and medical devices. The products include cosmetics sold by retail stores directly to the public, as well as prescription drug products promoted directly to physicians. All contract manufacturing products are produced under our customers’ labels. As a result of our commitment to file at least fifteen topical ANDAs for the Teligent portfolio in 2016, our research and development team will be focused more on the growth of our organic pipeline. Therefore, we do not expect to record significant revenues from our contract formulation services in 2016 and beyond.

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

Our Financings

On December 22, 2014, we consummated the sale of an aggregate of $143.75 million in principal of our notes, or the Notes, to Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as the initial purchasers, including the initial purchasers’ exercise of their option to purchase an $18.75 million in principal of Notes. The Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the sale of the Notes, we entered into an indenture with Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2015. The Notes will mature on December 15, 2019, unless earlier repurchased or redeemed by the Company or converted by holders, pursuant to the terms therein. Additionally, subject to certain conditions, we may redeem for cash any or all outstanding Notes on or after December 19, 2017 in an amount equal to the outstanding principal amount of such Notes, plus accrued and unpaid interest. No sinking fund is provided for the Notes. The Notes are the Company’s senior unsecured obligations and will not be guaranteed by any of our existing or future subsidiaries. Aggregate net proceeds were approximately $139 million, after deducting underwriter commissions and other expenses paid by us.

Corporate Information

We were incorporated in Delaware in 1977 and on May 7, 2008, our stockholders approved our name change from IGI, Inc. to IGI Laboratories, Inc. Effective October 23, 2015, we changed our name to Teligent Inc. Our principal executive offices are located at 105 Lincoln Avenue, Buena, New Jersey 08310. Our telephone number is (856) 697-1441. We maintain a website at www.teligent.com. We make available on or through our website our periodic reports that we file with the Securities and Exchange Commission, or the SEC. This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC. The contents of our website are not incorporated by reference into this document and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Our Competitive Strategy

Our goal is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded generic injectable pharmaceutical products in the United States and Canada. We also provide development, formulation, and manufacturing services to the pharmaceutical, OTC, and cosmetic industries. We have been in the contract manufacturing and development of topical products business since the early 1990s, but our strategy since 2010 has been focused on the growth of our own generic pharmaceutical business. In 2014, we started the transformation of our business from working toward being a leader in the topical generic pharmaceutical industry to becoming a leader in the specialty pharmaceutical markets. We believe that expanding our development and commercial base beyond topical generics, the cornerstone of our expertise, to injectable generics, complex generics and ophthalmic generics (what we call our TICO strategy), will leverage existing expertise and capabilities, diversify our commercial opportunities and broaden our platform for long-term strategic growth.

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

Topical (T) - Our focus on the topical market has been the foundation for our growth. While the Company has manufactured topical products since the early 1990s, we began to focus our strategy on the topical generic market in 2010. In December 2012, we launched our first generic topical pharmaceutical products under our own label. Currently, we market eight topical products under our own label. We have recently received FDA approvals for lidocaine ointment 5%, which we plan to launch in the first quarter of 2016, and desoximetasone ointment 0.25%, which we plan to launch in the second quarter of 2016. In our topical pipeline, we have 31 ANDAs submitted to the FDA that are awaiting approval, and an additional 39 product candidates in our development pipeline, 10 of which are on stability testing. We intend to continue to develop topical generic products and utilize our expertise in drug formulation and manufacture to expand our own generic topical prescription drug portfolio. We are targeting to develop and file regulatory submissions with the FDA for at least fifteen topical products in 2016 through the ANDA process. Upon regulatory approval, we would market these products under the Teligent label to national chain drug stores and drug wholesalers through our internal sales efforts. Based on IMS Health Reports data, the addressable market, as of January 2016, for the 31 products we have pending at the FDA totals approximately $1.4 billion in annual sales.

In our topical contract services business, we have developed strong customer relationships that we believe provide us with both recurring revenue streams from those customers and opportunities to selectively increase our product offerings to our customers. We intend to continue to capitalize on our strong customer relationships to maintain some contract manufacturing and development revenues.

We have an FDA-registered, cGMP-compliant facility that is equipped for manufacturing topical, semi-solid and liquid products. The design and configuration of our manufacturing facility provides flexibility in manufacturing batch sizes from 250 kg up to 4,000 kg. We intend to leverage this flexibility and capacity to support our growth in the topical prescription markets. We are finalizing the planning phase of expanding this facility to increase our topical manufacturing capacity and warehousing capacity to accommodate the expected growth created by the eventual commercial launch of the 31 topical generic pharmaceutical products in our pipeline.

Injectable (I) - As part of the injectable phase of our TICO strategy, on September 24, 2014, we acquired from AstraZeneca previously approved ANDAs and NDAs associated with eighteen products, seventeen of which are injectable products and one of which is a non-injectable product for pain management. Of the products we acquired, five of the products are currently on the FDA drug shortage list. We have received FDA approval for our first product in this portfolio, Cefotan® (Cefotetan for Injection), and we are working with our manufacturing partner to launch the product in the first quarter of 2016.

On November 13, 2015, we formed Teligent Canada, and completed the acquisition of Alveda. Teligent Canada currently has seven employees, including a general manager located in our offices in Toronto, Canada. Teligent Canada acquired all of the Alveda working capital, including accounts receivable, inventory, accounts payable, and capital assets. In addition, Teligent Canada acquired Alveda’s existing customer relations, all contracts necessary to execute the Canadian distribution activities, the existing work force, operational permits, and all intellectual property required to operate the marketing and distributions of Alveda’s products in Canada. Teligent Canada currently markets and distributes nineteen injectable products.

On October 5, 2015, we acquired three currently marketed injectable pharmaceutical products (Fortaz®, Zinacef TM and Zantac® Injection) from Concodia Pharmaceuticals Inc., S.à.r.l., Barbados Branch.

On September 30, 2014, we acquired previously marketed and approved ANDAs associated with two ophthalmic products from Valeant, in addition to the exclusive right to acquire three additional previously marketed and approved injectable products from Valeant. In November 2014, we completed the purchase of one of those three optioned injectable products and its related NDA from Valeant. In March 2015, we completed the purchase of the final two optioned injectable products and their related ANDA from Valeant.

We intend to leverage our existing topical value chain as we build our injectable generic portfolio. In 2015, we entered into partnerships with contract manufacturing organizations, or CMOs, for the manufacture of some of our products in our portfolio of sterile products. Longer term, we expect to bring much of this production capability in-house.

In 2015, we have performed extensive analysis on the expansion of our existing facility in Buena, New Jersey, and the addition of sterile manufacturing capabilities to our facility. We have completed the concept, design, equipment ordering and construction planning activities necessary to qualify a facility for both pilot- and commercial-scale operations, including an R&D laboratory, sterile manufacturing and packaging capabilities, and warehouse and administrative space. We intend to begin construction in April 2016.

We plan to continue to review business development opportunities to expand our injectable portfolio.

Complex (C) - We have begun three projects that we consider to be part of the complex portfolio of our TICO strategy. We consider our focus on complex products or markets to be broadly defined to include potential complexity in one of the critical areas of our industry value chain. As part of our complex program, we are researching two 505(b)(2) projects. A 505(b)(2) submission is an NDA that contains full safety and effectiveness reports, but permits some of the information required for approval to come from studies not conducted by or for the applicant, thereby avoiding unnecessary duplication of studies already performed on a product. In addition, we are currently working with a contract research organization to develop a generic equivalent of a pharmaceutical drug product designated for a chronic rare disease.  The intent of this opportunity is to provide patients with a lower cost alternative of an approved orphan drug. The Orphan Drug Designation program at the FDA provides orphan status to drugs and biologics which are defined as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases/disorders that affect fewer than 200,000 people in the U.S., or that affect more than 200,000 persons, but are not expected to recover the costs of developing and marketing a treatment drug. We will continue to seek opportunities relevant to building our complex portfolio of products.

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

Our Customers

Generic Pharmaceutical Business. The manufacturing and commercialization of generic specialty pharmaceutical markets is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently only manufacture and sell topical generic pharmaceutical products under our own label. In October 2015, we acquired and began to sell our first generic injectable products. The injectable products are currently sold under another company’s label and will be transitioned to our label in accordance with FDA guidance in 2016. In Canada, we currently market nineteen products in the Alveda label which will be transitioned to the Teligent label in 2016. As we continue to execute our TICO strategy, we will compete in other markets, including the injectable and ophthalmic generic pharmaceutical markets, and expect to face other competitors.

For the years ended December 31, 2015, and 2014, 43% and 44% of our total product sales, net, respectively, were to the three large wholesale drug distributors: AmerisourceBergen Corporation, or ABC; Cardinal Health, Inc., or Cardinal; and McKesson Drug Company, or McKesson. ABC accounted for approximately 28% and 42% of our accounts receivable as of December 31, 2015 and 2014, respectively.

ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material adverse effect on our revenue, business, financial condition and results of operations. Furthermore, ABC, Cardinal and McKesson have entered into strategic alliances with Walgreens, CVS Caremark and Rite-Aid, respectively.  Since Walgreens, CVS Caremark and Rite-Aid are customers for several of our products, the loss of our distributor relationship with any of the three large wholesalers could result in a reduction to our revenues.

We consider our business relationships with ABC, Cardinal and McKesson to be in good standing and have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material adverse effect on our revenue, business, financial condition and results of operations. For example, we experienced a change in purchasing patterns at ABC in April 2015. We continue to analyze the market for other opportunities to expand our current relationships with other customers, while we continue to seek to diversify our existing portfolio of specialty generic drug products through internal research and development. In addition, we continue to explore business development opportunities to add additional products and /or capabilities to our existing portfolio.

Contract Manufacturing and Development Business. Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the year ended December 31, 2015, approximately 86% of our contract services revenue was derived from pharmaceutical customers, as compared to 79% of total contract services revenue for the year ended December 31, 2014. One contract manufacturing customer represented 11% of total revenue for the year ended December 31, 2015, and one of our contract manufacturing services customers represented 13% of total revenue for the year ended December 31, 2014. We do not expect any contract manufacturing or formulation services customers to exceed 10% of revenue for 2016 and beyond.

Concentration of credit risk. In 2015, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $12.3 million, $5.8 million and $5.0 million, respectively, and represented 52% of total revenues in the aggregate. Accounts receivable related to these major customers comprised 83% of all accounts receivable as of December 31, 2015.

In 2014, we had sales to two customers which individually accounted for more than 10% of our total revenue. These customers had sales of $10.5 million and $4.4 million, respectively, and represented 44% of total revenues in the aggregate. Accounts receivable related to these major customers comprised 42% of all accounts receivable as of December 31, 2014.

In 2013, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $2.8 million, $2.2 million and $2.1 million, respectively, and represented 39% of total revenues in the aggregate.

Our Products

We recorded net revenue from one product, econazole nitrate cream, which accounted for 45% and 38% of total revenues in 2015 and 2014, respectively.  The Company did not have significant revenue from any one product in 2013.

Teligent United States Topical Pharmaceutical Products

Product	Formulation	Presentations	Brand equivalent

Desoximetasone 0.25% (1)	Ointment	15g, 60g, 100g	Topicort®

Diclofenac Sodium 1.5%	Topical Solution	150mL	Pennsaid®

Fluocinolone Acetonide 0.01% (2)	Topical Solution	60mL	Synalar®

Fluocinolone Acetonide 0.025% (2)	Ointment	15g, 60g	Synalar®

Fluocinolone Acetonide 0.025% (2)	Cream	15g, 60g	Synalar®

Fluocinolone Acetonide 0.01% (2)	Cream	15g, 60g	Synalar®

Econazole Nitrate 1%	Cream	15g, 30g, 85g	Spectazole®

Lidocaine 5% (3)	Ointment	35.44g	Xylocaine®

Lidocaine 4%	Topical Solution	50mL	Xylocaine®

(1)	ANDA approved by the FDA on February 26, 2016, we expect to launch the product in the second quarter of 2016.
(2)	Teligent is the authorized generic to the Synalar NDA held by Medimetriks Pharmaceuticals, Inc.
(3)	ANDA approved by the FDA on February 2, 2016, we expect to launch this product in the first quarter of 2016.

Teligent United States Injectable Products

Product	Strength	Formulation	Presentations	Dossier type held by Teligent

Cefotan (Cefotetan) (4)	1g, 2g	Injectable	Vial	NDA

Fortaz (Ceftazidime)	500mg, 1g, 2g, 6g	Injectable	Vial, Twist Vial, Frozen Bag	NDA

Zantac (Ranitidine)	25mg/ml	Injectable	2ml, 6ml, 40ml Vials	NDA

Zinacef (Cefuroxime)	750mg, 1.5g, 7.5g	Injectable	Vial, Twist Vial	NDA

(4)	The Prior Approval Supplement approved by the FDA on December 10, 2015. We expect to launch this product in the first quarter of 2016.

Teligent Canada Injectable Products

Product	Strength	Formulation	Presentations	Brand equivalent	Dossier type held by Teligent

Acetylcysteine	2g, 6g	Injectable	10ml and 30 ml vials	Mucomyst® Parvolex®	ANDS

Atropine	0.4 mg, 0.6 mg	Injectable	1 ml vials	N/A	ANDS

Caldolor/Ibuprofen	800 mg	Injectable	8 ml vials	N/A	NDS

Dimenhydrinate	50 mg, 250 mg	Injectable	1 ml ampoule, 5 ml vial	Gravol®	ANDS

Epinephrine	1 mg	Injectable	1 ml ampoule	Adrenalin®	ANDS

Erogonovine Maleate	0.25 mg	Injectable	1 ml ampoule	N/A	ANDS

Furosemide	20 mg	Injectable	2 ml ampoule	Lasix®	ANDS

Irinotecan Hydrochloride	40 mg, 100 mg, 500 mg	Injectable	2 ml, 5 ml, 25 ml vials	Camptosar®	ANDS

Lidocaine 1%	50 mg, 100 mg	Injectable	5 ml and 10 ml polyampoule	Xylocaine®	ANDS

Lidocaine 1%	200 mg, 500 mg	Injectable	20 ml and 50 ml vials	Xylocaine®	ANDS

Lidocaine 2%	100 mg, 200 mg	Injectable	5 ml and 10 ml polyampoule	Xylocaine®	ANDS

Lidocaine 2%	400 mg, 1 g	Injectable	20 ml and 50 ml vials	Xylocaine®	ANDS

Lidocaine 2% with epinephrine	400 mg, 1 g	Injectable	20 ml and 50 ml vials	Xylocaine®	ANDS

Methylene Blue	50mg	Injectable	5mL ampoule	N/A	ANDS

Naloxone	0.4mg	Injectable	1mL ampoule	Narcan	ANDS

Piperacillin and Tazobactam	2g, 0.25 g, 3 g, 0.375 g, 4 g, 0.5 g	Injectable	2.25 g, 3.375 g, 4.5 g vials	Tazocin®	ANDS

Sodium Cloride	90 mg	Injectable	10 ml vials	N/A	ANDS

Sterile Water for Injection	100%	Injectable	10 ml polyampoule	N/A	ANDS

Succinylcholine Chloride	200 mg, 400 mg	Injectable	10 ml and 20 ml vials	Quelicin®	ANDS

Teligent United States Other Products

Below is a listing of the previously marketed products that were purchased from AstraZeneca and Valeant, along with a description of each respective formulation, presentation, brand equivalent, dossier and indication.

Product	Strength	Formulation	Presentations	Brand equivalent	Dossier type held by Teligent
Ciprofloxacin	0.3%	Ophthalmic Solution	2.5ml, 5ml, 10ml bottles	Ciloxan ®	ANDA

Betaxolol	0.5%	Ophthalmic Solution	5ml, 7.5ml, 15ml bottles	Betopic ®	ANDA

Phytonadione	10mg, 1mg	Injectable	0.5ml, 1ml ampoules; 3cc, 6cc vials	AquaMephyton ®	NDA

Amikacin Sulfate	50mg/ml, 250mg/ml	Injectable	2ml, 4ml vials	Amikacin Sulfate ®	ANDA

Calcitonin Salmon	200IU/ml	Injectable	2ml vials	Miacalcin ®	ANDA

Cefotetan Disodium	20mg/ml	Injectable (bag)	50ml bags	Cefotetan ®	NDA

Clindamycin Phosphate	150mg/ml	Injectable	2ml, 4ml, 6ml, 60ml vials	Cleocin ®	ANDA

Dobutamine HCl	12.5mg/ml	Injectable	20ml, 40ml vials	Dobutamine HCl ®	ANDA

Dopamine HCl	40mg/ml	Injectable	5ml, 10ml (vials and syringes)	Dopamine HCl ®	NDA / ANDA

Dopamine HCl	80mg/ml	Injectable	5ml, 10ml (vials, ampoules, and syringes)	Dopamine HCl ®	NDA / ANDA

Dopamine HCl	160mg/ml	Injectable	5ml (vials and ampoules)	Dopamine HCl ®	NDA / ANDA

Droperidol	2.5mg/ml	Injectable	10ml vials, 2ml and 5ml ampoules, and 2ml syringes	Inapsine ®	ANDA

Furosemide	10mg/ml	Injectable	2ml, 4ml, 8ml, and 10ml vials, 4ml and 10ml syringes	Furosemide ®	ANDA

Mannitol	USP 25%	Injectable	50ml (vials and syringes)	Mannitol ®	ANDA

Meperidine HCl	25mg/ml, 50mg/ml, 75mg/ml, 100mg/ml	Injectable	1ml and 30ml vials, 1ml and 1.5ml ampoules, and 1ml syringes	Demerol ®	ANDA

Midazolam HCl	5mg/ml	Injectable	2ml syringe	Midazolam ®	ANDA

Orphenadrine	30 mg/mL	Injectable	2 mL ampule	Orphenadrine Citrate	ANDA

Edrophonium	10 mg/mL	Injectable	1 mL ampule and 10 mL vial	Enlon®	NDA

MVI-12	N/A	Injectable	10 mL ampules and 5 mL vials	N/A	NDA

Naloxone HCl	0.4 mg/mL, 1 mg/mL	Injectable	1 mL 5 mLand 10 mL vials	N/A	ANDA

Naloxone HCl (preservative free)	0.4 mg/mL	Injectable	1 mL vials	N/A	ANDA

Tobramycin Sulfate	10 mg/mL, 40 mg/mL	Injectable	2 mLand 35 mL vials	N/A	ANDA

Nalbuphine	10 mg/mL and 20 mg/mL	Injectable	1 mL and 10 mL vials	Nubain®	ANDA

Our Suppliers

We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. The APIs and other materials and supplies used in our pharmaceutical manufacturing operations are generally available and purchased from many different U.S. and non-U.S. suppliers. However, in some cases, the raw materials used to manufacture pharmaceutical products are available only from a single supplier. Even when more than one supplier exists, we may choose, and in some cases have chosen, only to list one supplier in our applications submitted to the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA. No supplier represented 10% or more of our purchases in 2015, 2014 or 2013.

Research and Development

Our R&D activities are integral to our business and are conducted at our facility in Buena, New Jersey. Our R&D department is led by our Chief Scientific Officer, Stephen Richardson, who joined the Teligent team in October 2015. The R&D team consists of 26 full-time employees and their responsibilities include: formulation, reverse engineering, methods development, analytical and microbiologic testing and scale up, and regulatory expertise. Our employees have specific expertise in developing topical products in a wide range of dosage forms, including simple solutions through complex creams. All ANDA topical development is conducted in-house except for bioequivalence testing, which is performed by what we believe to be a qualified contract research organization. In 2015, Teligent added injectable development capabilities to the team.

We have been steadily increasing our investment in R&D as we believe that R&D is the future of the Company. We incurred $13.2, $6.9, and $2.7 million on R&D expenses in 2015, 2014, and 2013, respectively. We expect to increase our R&D spending in 2016 to approximately 28 to 32% of revenue in 2016 to expand our ANDA submissions and pipeline. As the business continues to grow over the next three to five years, we expect research and development costs as a percentage of revenue to decline.

Product Development and Government Regulation

United States

Prescription pharmaceutical products in the U.S. are generally marketed as either brand or generic drugs. Brand products are usually marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Brand products generally are patent protected, which provides a period of market exclusivity during which time they are sold with little or no competition for the compound, although there typically are other participants in the therapeutic area. Additionally, brand products may benefit from other periods of non-patent market exclusivity. Exclusivity normally provides brand products with the ability to maintain their profitability for relatively long periods of time and brand products typically continue to play a significant role in the market due to physician and consumer loyalties after the end of patent protection or other market exclusivities.

Generic pharmaceutical products are the pharmaceutical and therapeutic equivalents of the brand product, also known as the reference listed drug, or RLD. A reference listed brand drug is an approved drug product listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the Orange Book. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, provides that generic drugs may enter the market after the approval of an ANDA, An ANDA approval requires that bioequivalence to the reference listed drug be demonstrated and also requires that any patents on the corresponding reference listed drug be expired, invalidated, non-infringed and/or any other relevant market exclusivity periods related to the reference listed drug be expired as well. Generic drugs are bioequivalent to their reference brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these reference brand products. Branded generic pharmaceutical products are generic products in that they are approved for marketing under an ANDA, but they may be more responsive to promotion efforts generally used to promote branded pharmaceutical products. Growth in the generic pharmaceutical industry has been, and will continue to be, driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

We obtain new generic products primarily through internal product development. Additionally, we license or co-develop products through arrangements with other companies. All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. Information to support the bioequivalence of generic drug products or the safety and effectiveness of new drug products for their intended use is also required to be submitted. There are generally two types of applications used for obtaining FDA approval of new products:

•	New Drug Application — An NDA is filed when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system or a new indication for a previously approved drug.

•	ANDA — An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA’s Orange Book or for a new dosage strength for a drug previously approved under an ANDA.

The ANDA development process is generally less time-consuming and complex than the NDA development process. It typically does not require new preclinical and clinical studies, because it relies on the studies establishing safety and efficacy conducted for the RLD previously approved through the NDA process. The ANDA process, however, does typically require one or more bioequivalence studies to show that the ANDA drug is bioequivalent to the previously approved reference listed brand drug. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the RLD product containing the same active ingredient. Bioavailability is a measure of the rate and extent to which the active ingredient or active moiety is absorbed from a drug product and becomes available at the site of action. Thus, a demonstration of bioequivalence confirms the absence of a significant difference between the proposed product and the reference listed brand drug in terms of the rate and extent to which the active ingredient or active moiety becomes available at the site of drug action when administered at the same molar dose under similar conditions.

Generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product or at the end of a period of non-patent market exclusivity. However, if an ANDA applicant files an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed in the Orange Book with respect to a reference drug product, the applicant may be able to market the generic equivalent prior to the expiration of patent protection for the brand product. Such patent certification is commonly referred to as a Paragraph IV certification. If the holder of the NDA sues, claiming infringement or invalidation, within 45 days of notification by the applicant, the FDA may not approve the ANDA application until the earlier of the rendering of a court decision favorable to the ANDA applicant or the expiration of 30 months. An ANDA applicant that is first to file a Paragraph IV certification is eligible for a period of generic marketing exclusivity. This exclusivity, which under certain circumstances may be required to be shared with other ANDA sponsors that have made Paragraph IV certifications, lasts for 180 days, during which the FDA cannot grant final approval to other ANDA applications for a generic equivalent to the same reference drug.

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve an application for a generic version product. If the reference drug is a new chemical entity, the FDA may not accept an ANDA for a generic product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity, but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for reference NDA product before the expiration of three years. Certain other periods of exclusivity may be available if the RLD is indicated for treatment of a rare disease or the sponsor conducts pediatric studies in accordance with FDA requirements.

Supplemental ANDAs are required for approval of various types of changes to an approved application and these supplements may be under review for six months or more. In addition, certain types of changes may only be approved once new bioequivalence studies are conducted or other requirements are satisfied.

An additional requirement for FDA approval of NDAs and ANDAs is that our manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices, or cGMPs. The requirements for FDA approval encompass all aspects of the production process, including validation and recordkeeping, the standards around which are continuously changing and evolving.

Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the U.S. Drug Enforcement Administration, or DEA, and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Our suppliers are subject to similar regulations and periodic inspections.

In 2012, the U.S. Food and Drug Administration Safety and Innovation Act, or the FDASIA, was enacted into law. FDASIA is intended to enhance the safety and security of the U.S. drug supply chain by holding all drug manufacturers supplying products to the U.S. to the same FDA inspection standards and schedules. Specifically, prior to the passage of FDASIA, U.S. law required U.S. based manufacturers to be inspected by FDA every two years but remained silent with respect to foreign manufacturers, causing some foreign manufacturers to go as many as nine years without a routine FDA cGMP inspection, according to the Government Accountability Office.

FDASIA also included GDUFA, a novel user fee program to provide FDA with approximately $1.5 billion in total user fees through 2018 focused on three key aims:

•	Safety – Ensure that industry participants, foreign or domestic, are held to consistent quality standards and are inspected with parity using a risk-based approach.

•	Access – Expedite the availability of generic drugs by bringing greater predictability to the review times for abbreviated new drug applications, amendments and supplements and improving timeliness in the review process.

•	Transparency – Enhance FDA’s visibility into the complex global supply environment by requiring the identification of facilities involved in the manufacture of generic drugs and associated APIs, and improve FDA’s communications and feedback with industry.

Under GDUFA, 70% of the total fees are being derived from facility fees paid by Finished Dosage Form manufacturers and API facilities listed in pending or approved generic drug applications. The remaining 30% of the total fees are being derived from application fees, including generic drug application fees, prior approval supplement fees and fees for certain types of Drug Master Files, or DMFs.

Canada

In Canada, the registration process for approval of all generic pharmaceuticals has two tracks that proceed in parallel. The first track of the process involves an examination of the proposed generic product by Health Canada, the Federal department responsible for national public health, to ensure that the quality, safety and efficacy of the proposed generic product meets Canadian standards and bioequivalence requirements. The second track concerns patent rights of the brand drug owner. Companies may submit an application called an abbreviated new drug submission, or ANDS to Health Canada that compares the proposed generic drug to another drug marketed in Canada under a Notice of Compliance, or NOC, issued to a first person. When Health Canada is satisfied that the generic pharmaceutical product described in the ANDS satisfies the statutory requirements, it issues an NOC for that product for the uses specified in the ANDS, subject to any court order that may be made in the second track of the approval process.

The second track of the approval process is governed by the Patented Medicines NOC Regulations, or the Regulations. The owner or exclusive licensee of patents relating to the brand drug for which it has an NOC may have established a list of patents administered by Health Canada that enumerates all the patents claiming the medicinal ingredient, formulation, dosage form or the use of the medicinal ingredient. It is possible that even though the patent for the API may have expired, the originator may have other patents on the list which relate to new forms of the API, a formulation or additional uses. Most brand name drugs have an associated patent list containing one or more unexpired patents claiming the medicinal ingredient itself or a use of the medicinal ingredient (a claim for the use of the medicinal ingredient for the diagnosis, treatment, mitigation or prevention of a disease, disorder or abnormal physical state or its symptoms). In its ANDS, a generic applicant must make at least one of the statutory allegations with respect to each patent on the patent list, for example, alleging that the patent is invalid or would not be infringed and explaining the basis for that allegation. In conjunction with filing its ANDS, the generic applicant is required to serve the originator a Notice of Allegation, or NOA, which gives a detailed statement of the factual and legal basis for its allegations in the ANDS. The originator may commence a court application within 45 days after it has been served with the NOA, if it takes the position that the allegations are not justified. When the application is filed in court and served on Health Canada, Health Canada may not issue an NOC until the earlier of the determination by the court after a hearing or the expiration of 24 months from the commencement of the generic drug application. The period may be shortened or lengthened by the court in certain circumstances. An NOC can be obtained for a generic product only if the generic respondent is successful in dismissing the application under the Regulations in court. The legal costs incurred in connection with the application could be substantial.

Section C.08.004.1 of the Canadian Food and Drug Regulations is the so-called data protection provision, and the current version of this section applies in respect of all drugs for which an NOC was issued on or after June 17, 2006. A subsequent applicant for approval to market a drug for which an NOC has already been issued does not need to perform duplicate clinical trials similar to those conducted by the first NOC holder, but is permitted to demonstrate safety and efficacy by submitting data demonstrating that its formulation is bioequivalent to the formulation that was issued for the first NOC. The first party to obtain an NOC for a drug will have an eight-year period of exclusivity starting from the date it received its NOC based on those clinical data. A subsequent applicant for approval that seeks to establish safety and efficacy by comparing its product to the product that received the first NOC will not be able to file its own application until six years after the issuance of the first NOC. The Minister of Health will not be permitted to issue an NOC to that applicant until eight years after the issuance of the first NOC — this additional two-year period will correspond in most cases to the 24-month automatic stay under the Regulations. If the first person provides the Minister with the description and results of clinical trials relating to the use of the drug in pediatric populations, it will be entitled to an extra six months of data protection. A drug is only entitled to data protection so long as it is being marketed in Canada.

Facilities, procedures, operations and/or testing of products are subject to periodic inspection by Health Canada and the Health Products and Food Branch Inspectorate. In addition, Health Canada conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems are in compliance with the good manufacturing practices in Canada, Drug Establishment Licensing, or the EL, requirements and other provisions of the Regulations. Competitors are subject to similar regulations and inspections.

The federal government, provinces and territories in Canada operate drug benefit programs through which eligible recipients receive drugs through public funding; these drugs are listed on provincial or territorial Drug Benefit Formularies (each, a “Formulary”). Eligible recipients include First Nations and Inuit clients, seniors, persons on social assistance, low-income earners, and those with certain specified conditions or diseases. Formulary listings are also used by private payors to reimburse generic products. To be listed in a Formulary, drug products must have received an NOC from Health Canada and must comply with each jurisdiction’s individual review process.

The primary regulatory approval for pharmaceutical manufacturers, distributors and importers selling pharmaceuticals to be marketed in Canada is the issuance of an establishment license, or EL. An EL is issued once Health Canada has approved the facility in which the pharmaceuticals are manufactured, distributed or imported. A key requirement for approval of a facility is compliance with the good manufacturing practices in Canada. For pharmaceuticals that are imported, the license for the importing facility must list all foreign sites at which imported pharmaceuticals are manufactured. To be listed, a foreign site must demonstrate compliance with the good manufacturing practices in Canada.

Sales and Marketing

We make, sell, distribute and market our prescription drug products to national chain drug stores and drug wholesalers and distributors and group purchasing organizations, or GPOs, in the United States and Canada. This commercialization infrastructure includes satisfying our state, provincial, territorial, or national licensing requirements, implementing procedures with our third-party logistics partners, and maintaining appropriate sales order to cash administrative processes and a manager of national accounts to manage our sales.

Competition

In our generic topical prescription drug business, we face competition from other generic drug manufacturers and brand-name pharmaceutical companies through authorized generics. Although there are a significant number of competitors in the generic drug market, there are fewer competitors in the topical generic drug market. The six dominant companies in the topical generic drug market are: Taro Pharmaceutical Industries, Ltd., Sandoz (the generic pharmaceutical division of Novartis AG), Allergan, Inc., Perrigo Company, Mylan, Inc. and Akorn, Inc. Collectively, these six competitors control approximately 65% of the generic topical market by value based on IMS data from January 2016. We believe the concentrated nature of the topical generic drug market creates an opportunity for us to be able to compete based on a variety of factors, including our focus on niche opportunities within the market segment and our dedication to quality in every area of our business.

In our generic injectable prescription drug business, we also face competition from other generic drug manufacturers and brand-name pharmaceutical companies through authorized generics. Although there are a significant number of competitors in the generic drug market, there are fewer dominant competitors in the injectable generic drug market. The 6 dominant companies in the injectable generic drug market in the United States consist of Hospira, Inc. (a subsidiary of Pfizer, Inc.), Fresenius Kabi USA, Sandoz (the generic pharmaceutical division of Novartis AG), Mylan, Inc., Dr. Reddy’s Laboratories Limited, and West-Ward (a subsidiary of Hikma Pharmaceuticals PLC). Collectively, these six competitors control approximately 59% of the generic injectable market by value based on IMS data from January 2016. In Canada, we face competition from largely the same firms as in the United States as well as certain Canada-only firms.  The Canadian generic injectable market is dominated by Sandoz (the generic pharmaceutical division of Novartis AG), Pfizer Injectables, and Fresenius Kabi Canada.

Our generic injectable strategy is focused on injectable products with limited competition, and products that have a history of lack of supply, or instability in the supply chain, where we can add value and leverage on our ability to be a reliable supplier to the marketplace.  We believe the concentrated nature of some molecules within the injectable generic drug market, and history of lack of supply of certain molecules in the marketplace, create opportunities for us that we believe will enable us to compete based on a variety of factors, including our focus on niche opportunities within the market segment and our dedication to quality in every area of our business.

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

Facility and Operations

The Company’s executive administrative offices are located in Buena, New Jersey, in two facilities of approximately 33,000 square feet built on 8.44 acres of land in 1995, which we own. This facility is used for production, product development, marketing and warehousing for our pharmaceutical, cosmeceutical and cosmetic products. Our manufacturing capabilities encompass a full suite of competencies, including regulatory, quality assurance and in-house validation.

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

We also own four acres of land adjacent to our main facility that can be used for future expansion. We also lease an additional 11,000 square feet of warehouse space in Vineland, New Jersey.

The Company also leases approximately 7,500 square feet of corporate office space in Iselin, New Jersey, and will soon occupy approximately 4,000 square feet of office space in Toronto, Canada. The Company currently subleases office space in Toronto, Canada.

Employees

On December 31, 2015, we had a total of 107 full-time employees, including five full-time employees in Canada. In addition, as the need arises, we occasionally utilize short-term, part-time employees who are paid on an hourly basis. We also utilize temporary employees provided by a third-party on a regular basis, primarily in our production department. We do not have a collective bargaining agreement with our employees and we believe that our employee relations are good.

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

Prior to 2014, our expenses exceeded our revenue in each of the last nine years, and no net income was been available to common stockholders during each of these years. As of December 31, 2015, our stockholders’ equity was $66.8 million and we had an accumulated deficit of $33.0 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Three of our customers accounted for 52% of our revenue for the year ended December 31, 2015, and two of our customers accounted for 44% of our revenue for the year ended December 31, 2014. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, one of our products accounted for 45% and 38% of our revenue for the years ended December 31, 2015 and 2014, respectively. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

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

Furthermore, in the current political climate in which drug prices are a focus of 2016 Presidential Candidates, Congress, government and private payors, and the public more broadly, we cannot predict whether new legislative, regulatory, or other measures related to drug pricing may be enacted. If enacted, such drug pricing measures could have an impact on our drug prices or our gross margins from product sales, which could significantly and adversely impact our financial condition and cash flows.

As our competitors introduce their own generic equivalents of our generic pharmaceutical products, our revenues and gross margin from such products may decline, potentially rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for identical competing products, that market share, and the price of that product, may decline depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. In addition, the FDA has continued to shorten the review and response time to certain ANDAs, as a result of their guidelines established under GDUFA. If this trend continues, and the FDA is successful in reducing the current backlog of unapproved ANDAs, currently pending approval at the FDA, competitors could potentially enter the markets in which we compete more quickly. We cannot provide assurance that we will be able to continue to develop such products or that the number of competitors with such products will not increase to such an extent that we may stop marketing a product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.

If pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and other efforts, sales of our generic products may be adversely impacted.

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products that may be granted just before the expiration of earlier patents, which could extend patent protection for additional years or otherwise delay the launch of generics;

•	selling the brand product as an “authorized generic,” either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process to request amendments to FDA standards or otherwise delay generic drug approvals;

•	seeking changes to the U.S. Pharmacopeia, an FDA- and industry-recognized compendia of drug standards;

•	attaching patent extension amendments to non-related federal legislation;

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing; and

•	seeking patents on methods of manufacturing certain active pharmaceutical ingredients.

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

Our generics business also faces increasing competition from brand-name manufacturers that do not face any significant regulatory approval or other barriers to enter into the generics market. These brand-name companies sell “authorized generic” versions of their products to the market directly, acquire or form strategic alliances with our competitor generic pharmaceutical companies, or grant them rights to sell “authorized generics.” Moreover, brand-name companies continually seek new ways to delay the introduction of generic products and decrease the impact of generic competition, such as filing new patents on drugs whose original patent protection is about to expire, developing patented controlled-release products, changing product claims and product labeling, or developing and marketing as over-the-counter products those branded products that are about to face generic competition, when feasible (given that significant new clinical data must be provided to FDA in a “switch” application and some drug products are not safe enough to be sold over-the-counter). Our competitors, which include major multinational corporations, are consolidating in both the branded and generics industries, and the strength of the combined companies could affect our competitive position in all of our business areas. Furthermore, if one of our competitors or its customers acquires any of our customers or suppliers, we may lose business from the customer or lose a supplier of a critical raw material.

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

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions, alliances and partnerships among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. In addition, the Company generally does not enter into long-term supply agreements with its customers that would require them to purchase our products. The result of these developments may have a material adverse impact on our business, financial position and results of operations, and could cause the market value of our ordinary shares to decline.

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

Affordable, high quality raw materials and packaging components are essential to our business due to the nature of the products we manufacture. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, and finished goods purchased by us are limited, or are available from one or only a few suppliers that have been pre-approved by FDA for use in the manufacture of our products. In this type of limited-supplier situation, increased prices, rationing and/or shortages can occur. In response to the situation, we try to identify alternative materials or suppliers for such raw materials and finished goods like containers and closures. However, FDA requirements for products approved through the ANDA or NDA process could substantially lengthen the time for approval of an alternate material source. Certain material shortages and approval of alternate sources could adversely affect our financial results. The rapid increase in cost of many raw materials from inflationary forces, such as increased energy costs, and our ability or inability to pass on these increases to our customers, could have a material impact on our financial results.

In addition, raw materials purchased from third parties, including those from foreign countries, may contain counterfeit ingredients or other adulterants. We maintain a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify potential counterfeit ingredients, adulterants and toxic substances. Nevertheless, discovery of previously unknown problems with the raw materials or product manufacturing processes or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of a potentially contaminated product from the marketplace, either temporarily or permanently. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers or the quality of their products may result in production delays or higher raw material costs. Also, any future recall or removal would result in additional costs to us, and may give rise to product liability or other litigation, either of which could have a material adverse effect on our operating results.

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

We depend on a limited number of suppliers for API. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. Changes in API suppliers must usually be approved through a Prior Approval Supplement by the FDA.

We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the relevant product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume or more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues. As a result, the loss of a single-source supplier could have a material adverse effect on our results of operations.

Incidents related to hazardous materials could materially adversely affect our reputation, business, financial condition, operating results and cash flows.

There are portions of our operations that require the controlled use of hazardous materials. Although we are diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, we could be liable for any damages that result, which could materially adversely affect our reputation, business, financial condition, operating results and cash flows.

We are subject to stringent regulatory requirements. Failure to adhere to such requirements could harm our business and results of operations.

In the United States, we and our suppliers of raw materials are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other current and potential future federal, state or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, state and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources.

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. One of our facilities has undergone remediation of environmental contamination, and one of our facilities is currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $0.9 million as of December 31, 2015, and remaining costs accrued at December 31, 2015 totaled $0.1 million. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

In Canada, we and our suppliers of raw materials are also subject to regulation under Hazardous Products Act, Controlled Products Regulations, Consumer Product Safety Act. Canadian Environmental Protection Act and other current and potential future federal, provincial/territorial or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, provincial/territorial and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources.

Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, provincial/territorial or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

The FDA regulates the testing, manufacture, labeling, marketing and sale of pharmaceutical products. Approval by the FDA is required before any new drug, including any new generic drug, may be marketed or sold in the United States. In order to receive approval from the FDA for our product candidates that are generic versions of brand-name drugs, we intend to use the Abbreviated New Drug Application, or ANDA, route, which requires us to demonstrate to the FDA that each generic product candidate has the same active ingredient, strength, dosage form, route of administration and intended use as a corresponding approved drug product and is bioequivalent to the branded drug product (approved under a New Drug Application, or NDA), meaning that there is no significant difference between the drugs in their rate and extent of absorption in the body. However, if the FDA determines that an ANDA for a generic drug product is not adequate to support approval, it could deny our application or request additional data or information, which could delay approval of the product and impair our ability to compete with the brand-name drug product and/or other generic versions of the product.

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

As a manufacturer of pharmaceutical products, we must also comply with cGMPs, or current Good Manufacturing Practices, which include requirements related to production processes, quality control and assurance and recordkeeping. Our manufacturing facilities and procedures and those of our suppliers are subject to periodic inspection by the FDA and foreign regulatory agencies. Any material deviations from pharmaceutical cGMPs or other applicable requirements identified during such inspections may result in recalls or other enforcement actions, including warning letters, a delay or suspension in manufacturing operations, consent decrees or civil or criminal penalties. Further, discovery of previously unknown problems with a product or manufacturer may result in restrictions or sanctions, including suspension or withdrawal of marketing approvals, seizures or recalls of products from the market, or civil or criminal fines or penalties, any of which could significantly and adversely affect supplies of our products.

We are subject to extensive government regulation by Health Canada and other federal, state provincial/territorial and local regulatory authorities that increases our costs and could prevent us from marketing or selling our products.

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, marketing, advertising and sale of our products, among other things, are subject to extensive regulation by one or more Canadian agencies, including Health Canada, as well as by several state and local agencies in localities where our products are stored, distributed or sold. In addition, we market certain of our products in accordance with standards set by organizations, such as the United States Pharmacopeial Convention, or USP, and the British Pharmacopeia, or BP, scientific nonprofit organizations that sets standards for the identity, strength, quality, and purity of medicines, food ingredients, and dietary supplements manufactured, distributed and consumed worldwide. Adherence to USP and BP published drug standards are prescribed by the Food and Drug Regulations.

Health Canada regulates the testing, manufacture, labeling, marketing and sale of pharmaceutical products. Approval by Health Canada is required before any new drug, including any new generic drug, may be marketed or sold in the Canada. In order to receive approval from Health Canada for our product candidates that are generic versions of brand-name drugs, we intend to use the ANDS,  or Drug Identification Number Application, or DINA, routes, which requires us to demonstrate to Health Canada that each generic product candidate has the same active ingredient, strength, dosage form, route of administration and intended use as a corresponding approved drug product and is bioequivalent to the branded drug product (approved under a New Drug Submission or NDS or Drug Identification Number Application, or DINA), meaning that there is no significant difference between the drugs in their rate and extent of absorption in the body. However, if Health Canada determines that an ANDS or DINA for a generic drug product is not adequate to support approval, it could deny our application or request additional data or information, which could delay approval of the product and impair our ability to compete with the brand-name drug product and/or other generic versions of the product.

If our product candidates receive Health Canada approval through the ANDS or DINA process, the labeling claims and marketing statements that we can make for our generic drugs are generally limited to the claims approved by Health Canada for use in the brand-name product’s label. In addition, following regulatory approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive and ongoing regulatory requirements.

As an importer and distributor of pharmaceutical products, we must also comply with cGMPs, or current Good Manufacturing Practices, which include requirements related to production processes, quality control and assurance and recordkeeping. Our facilities and procedures and those of our suppliers are subject to periodic inspection by Health Canada and foreign regulatory agencies. Any material deviations from pharmaceutical cGMPs or other applicable requirements identified during such inspections may result in recalls or other enforcement actions, including non-compliance ratings, a delay or suspension in manufacturing operations. Further, discovery of previously unknown problems with a product or manufacturer may result in restrictions or sanctions, including suspension or withdrawal of marketing approvals, seizures or recalls of products from the market, and revoking of licenses, any of which could significantly and adversely affect supplies of our products.

Violations of cGMP and other government regulations could have a material adverse effect on our reputation, business, financial condition and results of operations.

All facilities and manufacturing techniques used to manufacture pharmaceutical products for clinical use or for commercial sale in the United States and other Teligent markets must be operated in conformity with cGMP regulations as required by the FDA and other regulatory bodies. Our suppliers’ facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we or one or more of our suppliers had materially violated these requirements could result in one or more regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our suppliers’ facilities, which in turn could have a material adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

Our policies regarding returns, allowances and chargebacks, failure to supply penalties and marketing programs adopted by wholesalers may reduce revenues in future fiscal periods.

We, like other generic drug manufacturers, have agreements with customers allowing chargebacks, product returns, administrative fees, failure to supply penalties and other rebates. Under many of these arrangements, we may match lower prices offered to customers by competitors. If we choose to lower our prices, we generally give the customer a credit on the products that the customer is holding in inventory, which could reduce sales revenue and gross margin for the period the credit is provided. Under many of these arrangements, we may have failure to supply penalties, which in the event we are unable to supply a certain product and are unable to meet the needs of our customers, we may incur failure to supply penalties which may be significant. Like our competitors, we also give credits for chargebacks to wholesalers with whom we have contracts for their sales to hospitals, group purchasing organizations, pharmacies or other customers.  A chargeback is the difference between the price at which we invoice the wholesaler and the price that the wholesaler’s end-customer pays for a product. Although we establish reserves based on prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances, and chargebacks will not exceed our estimates. As we continue to experience the consolidation of our customers, which may result in changes to previous patterns of ordering and/or pricing of our products, this could disrupt our established methodologies for calculating our provisions for chargebacks and other accruals.

We are subject to federal and state healthcare fraud and abuse and false claims laws and may be subject to related litigation brought by the government or private individuals.

We are subject to state and federal healthcare laws pertaining to fraud and abuse, physician payment transparency and laws that govern the submission of claims for reimbursement. These laws include the following:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as Medicare and Medicaid. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	the federal False Claims Act, or FCA, which imposes civil liability and criminal fines on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. The FCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FCA. These suits, also known as qui tam actions, may be brought by, with only a few exceptions, any private citizen who believes that he has material information of a false claim that has not yet been previously disclosed. These suits have increased significantly in recent years because the FCA allows an individual to share in any amounts paid to the federal government in fines or settlement as a result of a successful qui tam action;

•	federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members;

•	the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•	analogous state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Additionally, studies of the proper utilization, safety, and efficacy of pharmaceutical products are being conducted by the industry, government agencies, and others. Such studies, which increasingly employ sophisticated methods and techniques, including methods to investigate the comparative effectiveness of different products used for similar indications, can call into question the utilization, safety, and efficacy of previously marketed as well as future products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs, such as the need for a patient registry, as well as delays in approvals. The occurrence of any of the above risks could adversely affect our profitability, business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

Product recalls could harm our business.

Product recalls or product field alerts may be issued at our discretion or required by the FDA and Health Canada, other governmental agencies or other companies having regulatory authority for pharmaceutical product sales. From time to time, we may recall products for various reasons, including failure of our products to maintain their stability through their expiration dates or other quality issues. Any recall or product field alert has the potential of damaging our reputation or the reputation of the product. Any significant recalls could materially affect our sales. In these cases, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We are susceptible to product liability claims that may not be covered by insurance and could require us to pay substantial sums.

We face the risk of loss resulting from, and adverse publicity and reputational harm associated with, product liability lawsuits, whether or not such claims are valid. We may not be able to avoid such claims. In addition, our product liability insurance may not be adequate to cover such claims and we may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful product liability claim that exceeds our policy limits could require us to pay substantial sums. In addition, product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain and, as a result, we may not be able to obtain the type and amount of coverage we desire or to maintain our current coverage.

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

Our industry has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the Internet. Third parties may illegally distribute and sell counterfeit versions of our products that do not meet the rigorous manufacturing and testing standards our products undergo. Counterfeit products are frequently unsafe or ineffective, and can be potentially life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of the active pharmaceutical ingredient, or API, or no API at all. However, to distributors and patients, counterfeit products may be visually indistinguishable from the authentic version. Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product, and harm the business of companies such as ours. Additionally, it is possible that adverse events caused by unsafe counterfeit products would mistakenly be attributed to the authentic product. In addition, there could be thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels. Public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting or theft could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

The testing required for the regulatory approval of our products is conducted by independent third parties. Any failure by any of these third parties to perform this testing properly and in a timely manner may have an adverse effect upon our ability to obtain regulatory approvals.

Our applications for the regulatory approval of our products incorporate the results of testing and other information that is conducted or gathered by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, contract research organizations or independent research facilities). Our ability to obtain regulatory approval of the products being tested is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities, and the accuracy of the information provided to us by third parties. We have little or no control over any of these factors. If this testing is not performed properly, our ability to obtain regulatory approvals could be restricted or delayed. In addition, if third party fraud or other recordkeeping problems are discovered after our products are approved for marketing, any government investigations or findings could result in any products that incorporated those fraudulent results having their regulatory approvals withdrawn.

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

The trademark applications we have filed or may file may not result in trademark registrations, which would result in lesser protections for our brands.

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

Significant balances of intangible assets, including goodwill, are subject to impairment testing and may result in impairment charges, which may materially and adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2015 the value of our goodwill and intangible assets net of accumulated amortization was $54.7 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

The expiration of certain patents related to the Novasome® technology could negatively impact our ability to generate income from the Novasome products.

We have licensed certain patents related to the Novasome® technology platform pursuant to a license agreement. Many of the patents under this license have expired. The loss of patent protection could allow additional competition. To the extent such competition develops, it could negatively impact the income we generate from the Novasome® technology platform.

We may not be able to fully realize the expected benefits from the acquisition of certain products and or companies.

Our recent acquisition of certain products and a company subjects us to additional operational and financial risks, including the following:

•	additional costs that we may need to incur in order to return the products to the market and to comply with regulatory requirements;

•	difficulties in coordinating research and development activities;

•	uncertainties in the business relationships with our customers and suppliers; and

•	lack of previous experiences in manufacturing, commercializing, and distributing products in therapeutic areas outside of the topical generic pharmaceutical market and in markets outside of the United States.

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

In the ordinary course of our business, we may be involved in legal proceedings with both private parties and certain government agencies, including FDA. Enforcement actions and litigation may result in verdicts against us, which may include significant monetary awards, judgments that certain of our intellectual property rights are invalid or unenforceable and injunctions preventing the manufacture, marketing and sale of our products. If disputes are resolved unfavorably, our business, financial condition and results of operations may be adversely affected.

Any government enforcement action or litigation, whether or not successful, may damage our reputation. Furthermore, we are likely to incur substantial expense in defending these actions and lawsuits, and the time demands of such enforcement actions and lawsuits could divert management’s attention from ongoing business concerns and interfere with our normal operations.

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

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.

In addition, we rely on complex information technology systems, including Internet-based systems, to support our supply chain processes as well as internal and external communications. The size and complexity of our systems make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes that may result in the loss of key information or the impairment of production and other supply chain processes. Such disruptions and breaches of security could adversely affect our business.

Compliance with ongoing post-marketing obligations for our approved ANDAs, NDAs, NDSs, and ANDSs may uncover new safety information that could give rise to a product recall, updated warnings, or other regulatory actions that could have an adverse impact on our business.

After FDA or Health Canada approve a drug for marketing under an NDA, ANDA, NDS, or ANDS, the product’s sponsor must comply with several post-marketing obligations that continue until the product is discontinued.  These post-marking obligations include the prompt reporting of serious adverse events to the agency, the submission of product-specific annual reports that include changes in the distribution, manufacturing, and labeling information, and notification when a drug product is found to have significant deviations from its approved manufacturing specifications (among others).  Our ongoing compliance with these types of mandatory reporting requirements could result in additional requests for information from FDA or Health Canada and, depending on the scope of a potential product issue that FDA or Health Canada may decide to pursue, potentially also result in a request from the agency to conduct a product recall or to strengthen warnings and/or revise other label information about the product.  Any of these post-marketing regulatory actions could materially affect our sales and, therefore, they have the potential to adversely affect our business, financial condition, results of operations and cash flows.

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

If we are unable to satisfy regulatory requirements relating to internal controls, our stock price could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of the effectiveness of their internal control over financial reporting. At the end of each fiscal year, we must perform an evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation and have our external auditors also publicly attest to the effectiveness of our internal control over financial reporting. If material weaknesses are found in our internal controls in the future, if we fail to complete future evaluations on time or if our external auditors cannot attest to the effectiveness of our internal control over financial reporting, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

Currency fluctuations and changes in exchange rates could adversely affect our business, financial condition, results of operations, cash flows, and/or common stock price.

Although we report our financial results in U.S. Dollars, a portion of our revenues and other liabilities and our costs are denominated in non-U.S. currencies, including the Euro and Canadian Dollar. Our results of operations and, in some cases, cash flows, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. The occurrence of any of the above risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

As of December 31, 2015, we had federal net operating loss carry forwards, or NOLs, of approximately $35.6 million which expire from 2020 through 2032. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Our ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of our stock that is held by 5% or greater stockholders. We examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. We believe that operating losses subsequent to the change date in 2010 (aggregating $15.1 million) are not subject to Section 382 limitations. We have estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains.

Risks Related to Our Common Stock

Shares of our common stock can be relatively illiquid which may affect the trading price of our common stock.

For the twelve months ended December 31, 2015, the average daily trading volume of our common stock on the NYSE MKT (from January 2, 2015 through October 23, 2015) and subsequently on the NASDAQ Global Select Market following the transfer of our listing (from October 26, 2015 through December 31, 2015) was approximately 702,000 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2015 and December 31, 2014, and our management concluded that our disclosure controls and procedures were effective as of such times. The year ended December 31, 2014 was the first year in which we were required to have our external auditors issue an attestation report on the effectiveness of internal controls over financial reporting.

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

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $2.93 in the first quarter of 2014 and a high of $12.05 in the first quarter of 2015. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

If we fail to meet the continued listing standards of the NASDAQ Global Select Market, our common stock could be delisted and our liquidity and stock price could suffer.

Our common stock is listed on the NASDAQ Global Select Market, a national securities exchange, which imposes continued listing requirements with respect to listed shares. If we fail to meet the continued listing standards of the NASDAQ Global Select Market, our common stock could be delisted and our stock price could suffer. A delisting of our shares of common stock could negatively impact us by further reducing the liquidity and market price of our shares of common stock and the number of investors willing to hold or acquire our shares of common stock, which could negatively impact our ability to raise equity financing.

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

After giving effect to the issuance of the Notes, we will have a substantial amount of indebtedness. As of December 31, 2015, our total consolidated indebtedness was $143.7 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

The Company’s executive administrative offices are located in Buena, New Jersey, in two facilities of approximately 33,000 square feet built on 8.44 acres of land in 1995, which we own. This facility is also used for production, product development, marketing and warehousing for our own generic prescription pharmaceutical products and pharmaceutical, cosmeceutical and cosmetic products. We believe this facility is in good operating condition and adequately serving our current needs. The Company owns four acres of land adjacent to our main facility that can be used for future expansion. We lease an additional 11,000 square feet of warehouse space in Vineland, New Jersey, and lease approximately 7,500 square feet of corporate office space in Iselin, New Jersey, and will soon occupy approximately 4,000 square feet of office space in Toronto, Canada. The Company currently subleases office space in Toronto, Canada.

Item 3.	LEGAL PROCEEDINGS

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its former manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection, or NJ DEP, and the local authorities, and hired a contractor to assess the exposure and required clean up. The total estimated costs for the clean-up and remediation was $889,000, of which approximately $123,000 remains accrued as of December 31, 2015. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

The restricted cash, included in other assets on the Consolidated Balance Sheet of $124,000 as of December 31, 2015 and $54,000 as of December 31, 2014, represents a restricted escrow account set up on the requirement of the NJ DEP for the soil remediation work. These funds will be released to the Company upon the NJ DEP approval when the remediation is completed.

On December 19, 2013, we filed a complaint in the United States District Court for the District of Delaware against Mallinckrodt LLC, Mallinckrodt, Inc. and Nuvo Research Inc., which we collectively refer to as Mallinckrodt, seeking a declaration of non-infringement of United States Patent Nos. 8,217,078 and 8,546,450 so that we can bring our generic diclofenac sodium topical solution 1.5% to market at the earliest possible date under applicable statutory and FDA regulatory provisions. On January 10, 2014, Mallinckrodt filed an answer and counterclaim alleging that we infringed the patents at issue. On June 26, 2014, we entered into a settlement agreement with Mallinckrodt, pursuant to which Mallinckrodt granted us a non-exclusive license to launch our diclofenac sodium topical solution 1.5% product on March 28, 2015.  There was no material impact on our financial statements as a result of the settlement. We received tentative approval to sell our diclofenac sodium topical solution 1.5% from the FDA on May 7, 2014.

On May 21, 2015, Horizon Pharma Ireland Limited, HZNP Limited and Horizon Pharma USA, Inc., which we collectively refer to as Horizon, filed a complaint in the United States District Court for the District of New Jersey against us alleging infringement of certain United States patents based upon our submission to the FDA of an ANDA seeking FDA approval to market diclofenac topical solution 2% w/w before the expiration of the patents asserted in the complaint. On June 30, 2015, August 11, 2015, September 17, 2015, October 27, 2015 and February 5, 2016, Horizon filed additional complaints in the United States District Court for the District of New Jersey against the Company alleging infringement of other of its United States patents in relation to the Company’s submission of the same ANDA. On July 21, 2015, September 11, 2015, October 6, 2015, October 21, 2015 and December 17, 2015, we filed answers, affirmative defenses and counterclaims with respect to the first five complaints filed by Horizon.  In those filings, we asserted that the patents alleged to be infringed in the complaints filed by Horizon are invalid and not infringed by us. We believe the complaint has no merit, and we intend to continue to vigorously defend our position. Based on the early stage of these complaints and counterclaims, we are unable to predict the outcome

On December 4, 2015, Galderma Laboratories, L.P. and Galderma S.A., which we collectively refer to as Galderma, filed a complaint in the United States District Court for the Northern District of Texas against us alleging infringement of United States Patent No. 6,106,848 based upon our submission to the FDA of an ANDA seeking FDA approval to market clobetasol propionate lotion 0.05% before the expiration patent asserted in the complaint. On January 5, 2016, Galderma and the Company entered into a Settlement and License Agreement, the terms of which are confidential. On January 22, 2016, the case was dismissed with prejudice.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We transferred the listing of our common stock from the NYSE MKT to the NASDAQ Global Select Market. Our common stock ceased trading on the NYSE MKT under the symbol “IG” at the close of business on October 23, 2015 and began trading on the NASDAQ Global Select Market under the symbol “TLGT” on October 26, 2015.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the NYSE MKT and the NASDAQ Global Select Market, as applicable.

	Common Stock
	High	Low
2015:
First Quarter	12.05	7.75
Second Quarter	9.40	4.75
Third Quarter	8.98	6.13
Fourth Quarter	9.18	5.90
2014:
First Quarter	6.14	2.93
Second Quarter	6.07	3.84
Third Quarter	9.89	4.94
Fourth Quarter	11.28	7.60

Stockholders

As of March 10, 2016, there were approximately 410 stockholders of record of the 53,005,689 outstanding shares of common stock.

Dividends

We have not paid cash dividends to our stockholders since inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the growth of the Company.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Performance Graph

 Comparison of Cummulative Total Return among Teligent, Inc.,

the S&P500 Index and the Dow Jones - US Healthcare Index

Teligent, Inc.
Daily
4.95 0.05 1.02% 2:14:46 PM VWAP:4.77
High: 585.71 Low: -44.32 Chg: %
(INDEX) Teligent, Inc. - Total Return
(INDEX) S&P 500 (TR) / Health Care - SEC - Total Return
(INDEX) DJ US TM/Health Care - Total Return
700
600
500
429.76
400
300
200
151.87
131.84
100
0
-100
12/31/2010
6/1/2011
11/1/2011
4/2/2012
8/30/2012
1/30/2013
7/2/2013
11/29/2013
5/1/2014
10/1/2014
3/2/2015
7/31/2015
12/31/2015

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

	As of and For the Years Ended December 31,
	2015	2014	2013	2012	2011
(In thousands, except per share data)
Revenues	$44,250	$33,740	$18,224	$8,563	$7,806
Gross profit	21,315	16,972	6,145	2,776	2,260
Operating income (loss)	(3,192)	3,906	(82)	(3,136)	(2,969)
Interest and other non-operating income (expense)	9,895	1,518	(199)	(975)	(264)
Pretax income (loss)	6,703	5,424	(281)	(4,111)	(3,233)
Income tax provision (benefit)	35	173	(197)	(184)	(226)
Net income (loss)	$6,668	$5,251	$(84)	$(3,927)	$(3,007)
Preferred stock dividend	-	-	(1,308)	-	-
Net income (loss) attributable to common stockholders	$6,668	$5,251	$(1,392)	(3,927)	$(3,007)
Weighted average shares outstanding:
Basic	52,873	49,818	43,518	39,786	39,449
Diluted	67,112	64,207	43,518	39,786	39,449
PER SHARE:
Net income (loss):
Basic	0.13	0.11	(0.03)	(0.10)	(0.08)
Diluted	(0.07)	0.09	(0.03)	(0.10)	(0.08)

Share Price: High	12.05	11.28	3.39	1.48	1.8
Low	4.75	2.93	1	0.94	0.85
BALANCE SHEET DATA:
Current assets	$116,801	$177,218	$10,558	$6,139	$5,686
Net property, plant & equipment	8,706	3,262	2,623	2,691	2,800
Total assets	184,762	197,078	15,427	9,427	9,636
Current liabilities	10,768	13,002	5,221	1,976	1,316
Long-term obligations, less current installments	107,235	144,942	3,015	1,024	555
Shareholders’ equity	66,759	39,134	7,191	6,427	7,765
CASH FLOW DATA:
Cash used in operating activities	$(15,513)	$(3,891)	$(618)	$(2,373)	$(2,394)
Cash used in investing activities	(53,068)	(3,792)	(2,113)	(342)	(350)
Cash provided by financing activities	(3,111)	164,465	2,296	2,337	542
Increase/(Decrease) in cash and cash equivalents	(71,692)	156,782	(435)	(378)	(2,202)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management’s beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. See “Item 1A: Risk Factors” above. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Company Overview

Strategic Overview

Teligent, Inc., or the Company, is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States we are currently marketing eight generic topical pharmaceutical products and four branded generic pharmaceutical products.  Through the completion of an acquisition, we now sell a total of seventeen generic and branded generic injectable products and medical devices in Canada.  Generic pharmaceutical products are bioequivalent to their brand name counterparts.  We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter, or OTC, and cosmetic markets.  We operate our business under one segment. Effective October 23, 2015, we changed our name from IGI Laboratories, Inc. to Teligent, Inc.  On October 26, 2015, our common stock, which was previously listed on the NYSE MKT, began trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey.

Currently, we have two platforms for growth:

•	Developing, manufacturing and marketing a portfolio of generic pharmaceutical products in our own label in topical, injectable, complex and ophthalmic dosage forms; and

•	Managing our current contract manufacturing and formulation services business.

We have been in the contract manufacturing and development of topical products business since the early 1990s, but our strategy since 2010 has been focused on the growth of our own generic pharmaceutical business. Since 2010, we have focused on transitioning our business to include more customers in the topical pharmaceutical industry. In 2014, we broadened our target product focus from topical pharmaceuticals to include a wider specialty pharmaceutical approach. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics, complex generics and ophthalmic generics (what we call our “TICO strategy”), will leverage our existing expertise and capabilities, and broaden our platform for more diversified strategic growth.

As of the date of this report, we have acquired 25 drug products that have been previously approved by the FDA. Our pipeline includes 31 Abbreviated New Drug Applications, or ANDAs filed with the United States Food and Drug Administration, or FDA, for additional pharmaceutical products. In addition, we have four abbreviated new drug submissions, or ANDS, on file with Health Canada. We have an additional 39 product candidates at various stages of our development pipeline, ten of which are on stability testing. In December 2015, we announced the approval by the FDA of Cefotan® (Cefotan for Injection). This was our first product approved from the portfolio of discontinued and withdrawn new drug applications, or NDAs, and ANDAs that we purchased from Astra Zeneca on September 25, 2014. We have also experienced an increased rate of review by the FDA of applications filed in Generic Drug User Fee Amendments, or GDUFA, Year 3 and Year 4, which began October 1, 2014, and October 1, 2015, respectively. We submitted fifteen topical ANDAs in 2015. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least fifteen ANDAs in total in 2016 through our internal product development program, and we plan to file at least eight ANDSs with Health Canada in 2016. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

Effective October 26, 2015, we transferred the listing of our common stock from the NYSE MKT to the NASDAQ Global Select Market. Our common stock ceased trading on the NYSE MKT under the symbol “IG” at the close of business on October 23, 2015 and began trading on the NASDAQ Global Select Market under the symbol “TLGT” on October 26, 2015.

On November 13, 2015, we acquired all of the rights, title and interest in the development, production, marketing, import and distribution of all pharmaceutical products of Alveda Pharmaceuticals Inc., or Alveda, pursuant to two asset purchase agreements, one relating to the acquisition of all of the intellectual property-related assets of Alveda and the other relating to the acquisition of all other assets of Alveda.

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

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

We had net income of $6,668,000 in 2015 compared to net income of $5,251,000 in 2014. Net income attributable to common stockholders was $6,668,000, or $0.13 per basic share in 2015, and net income applicable to common stockholders was $5,251,000, or $0.11 per share, in 2014:

Revenues (in thousands):

	Year Ended December 31,		Increase/(Decrease)
Components of Revenue:	2015	2014	$	%
Product sales	$43,497	$32,104	$11,393	35%
Research and development income	578	1,490	(912)	(61)%
Licensing, royalty, and other income	175	146	29	20%
Total Revenues	$44,250	$33,740	$10,510	31%

The increase in product sales for the year ended December 31, 2015 as compared to the same period in 2014 was primarily due to the increased revenue from our own generic pharmaceutical product line that was launched in the first quarter of 2013, the launch of an additional Company label product in July 2015, the purchase of three commercialized injectable products in October 2015 and the launch of two additional Company label products in June 2014. There was a decrease in product sales in our contract services business to three of our pharmaceutical customers and one cosmetic customer, which was only partially offset by increased sales to three of our pharmaceutical customers. Research and development income will not be consistent and will vary, from period to period, depending on the required timeline of each development project. Licensing, royalty and other revenue decreased slightly due to a decrease in other revenue, while licensing and royalty revenue remained the same.

Costs and expenses (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2015	2014	$	%
Cost of revenues	$22,935	$16,948	$5,987	35%
Selling, general and administrative	11,336	5,976	5,360	90%
Product development and research	13,171	6,910	6,261	91%
Totals costs and expenditures	$47,442	$29,834	$17,608	59%

Cost of sales increased for the year ended December 31, 2015 as compared to the same period in 2014 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 52% for the year ended December 31, 2015 as compared to 50% for 2014. During 2015, approximately 86% of our revenue from contract and formulation services came from pharmaceutical customers as compared to 79% in 2014. Our research and development income results primarily from services rendered under contractual agreements and, therefore, cost of sales as a percentage of our research and development income is relatively low. Consistent with our strategy, we expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the year ended December 31, 2015 increased by $5,354,000 as compared to the same period in 2014. During the fourth quarter the Company recorded acquisition related costs in the amount of $2,256,000, In addition, in 2015 there were increases of $1,056,000 from the issuance of stock-based compensation related to options and restricted stock, other corporate expenses of $519,000, professional fees of $431,000, amortization of product acquired in 2015 of $392,000, expenses related to Canadian operations of $171,000, travel-related costs of $153,000, website expenses of $121,000, overhead costs of $106,000, recruiting and human resources expenses of $76,000, contributions of $50,000 and stockholder relations expense of $44,000 during the year ended December 31, 2015 as compared to the same period in 2014. These increases were partially offset by a decrease of $47,000 in salaries and related costs.

Product development and research expenses for the year ended December 31, 2015 increased by $6,261,000 as compared to the same period in 2014. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased headcount, including hiring our Chief Scientific Officer in October of 2015, which resulted in an increase of $781,000 in salaries and related costs; we increased spending on clinical studies by $2,687,000, costs related to our exhibit batches by $976,000, contract research by $857,000, professional fees by $272,000, $164,000 in expenses related to Canadian operations, stock based compensation related to options and restricted stock of $162,000, consulting fees by $83,000 and overhead costs by $147,000. In addition, fees related to GDUFA, and the associated filing of our applications with the FDA, increased by $129,000.

Interest and Other Expense, net (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2015	2014	$	%
Interest and other expense, net	$(13,358)	$(782)	$12,576	1608%
Foreign exchange gain (loss)	$109	$-	$109	100%
Change in the fair value of derivative liability	$23,144	$2,300	$20,844	906%

Interest expense increased for the year ended December 31, 2015 as compared to the same period in 2014, primarily due to the inclusion in 2015 of approximately $12,799,000 of interest expense, amortization of debt discount and amortization of debt issuance costs related to the Convertible 3.75% Senior Notes (see Note 6 to the Company’s Consolidated Financial Statements. Loss on foreign exchange in 2015 resulted from the change in exchange rates applied to funds due from Teligent Canada at December 31, 2015. We also recorded a $23.1 million change in the fair value of the derivative liability as a result in the change in the fair value of our derivative liability, caused primarily by the decrease in the price of our common stock in 2015.

Net income attributable to common stockholders (in thousands, except per share numbers):

	Year Ended December 31,		Increase/(Decrease)
	2015	2014	$	%
Net income attributable to common stockholders	$6,668	$5,251	$1,417	27%
Basic income per share	$0.13	$0.11	$0.02	18%
Diluted income (loss) per share	$(0.07)	$0.09	$(0.16)	(178)%

Net income for the year ended December 31, 2015 increased as compared to the year ended December 31, 2014 due to the change in the fair value of the derivative liability, partially offset by the increase in revenues and the increase in costs and expenses noted above.

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

Cost of sales increased for the year ended December 31, 2014 as compared to the same period in 2013 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 50% for the year ended December 31, 2014 as compared to 66% for 2013. The decrease in cost of sales as a percentage of product sales for 2014 was attributable to increased revenue from our Company label products, which have higher margins, and a shift in the mix of our product sales to include greater higher-margin pharmaceutical products. During 2014, approximately 79% of our revenue from contract and formulation services came from pharmaceutical customers as compared to 61% in 2013. Our research and development income results primarily from services rendered under contractual agreements and, therefore, cost of sales as a percentage of our research and development income is relatively low. Consistent with our strategy, we expect cost of sales as a percentage of total revenue to decline over time.

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

Net income (loss) attributable to common stockholders (in thousands, except per share numbers):

	Year Ended December 31,		Increase/(Decrease)
	2014	2013	$	%
Net income (loss) attributable to common stockholders	$5,251	$(1,392)	$6,643	477%
Basic net income (loss) per share	$0.09	$(0.03)	$0.12	400%
Diluted net income (loss) per share	$0.11	$(0.03)	$0.14	467%

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

Liquidity and Capital Resources

Our principal sources of liquidity were cash and cash equivalents of approximately $87 million at December 31, 2015, $10 million available under the $10 million General Electric Capital Corporation credit facility and cash from operations. We had working capital of $106.0 million at December 31, 2015. We may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to us, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond March 2017.

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

On November 18, 2014, we entered into a $10 million line of credit with General Electric Capital Corporation (See Note 7 to the Company’s Consolidated Financial Statements). As of December 31, 2015, the outstanding principal balance on the line of credit was $0. The Company terminated the line in February 2016.

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

Our operating activities used $15.5 million, $3.9 million and $.6 million of cash during the years ended December 31, 2015, 2014 and 2013, respectively. The use of cash for the year ended December 31, 2015 was a result of $5.2 million paid related to Canadian goods and services tax (GST) and the harmonized sales tax (HST), which we expect to be refunded in 2016. We also paid interest expense in the amount of $6.7 million related to our Notes. In connection with the acquisition of Alveda, we paid $2.2 million in acquisition costs. The remaining use of cash was primarily a result of the $3.8 million in changes in operating assets and liabilities, which included a $6.0 million payment related to the AstraZeneca assets acquired in September of 2015, offset by the net income for the year. The use of cash for the year ended December 31, 2014 was substantially a result of the changes in operating assets and liabilities offset by the net income for the year. The use of cash for the year ended December 31, 2013 was substantially a result of the net loss for the period offset by non-cash expense items.

Our investing activities used $53.1 million during the year ended December 31, 2015 compared to $3.8 million of cash used in the year ended December 31, 2014 and $2.1 million of cash used in the year ended December 31, 2013. We paid $35.4 million in cash to acquire the assets of Alveda in November 2015. We completed the acquisition of five products, which used $11.7 million in cash in 2015. We also used $6.0 million for the purchase of capital expenditures related to additional scientific and manufacturing equipment and costs related to the planning phase of our expansion. The equipment purchased in manufacturing, will automate certain aspects of our manufacturing processes, and allow us to continue to increase efficiency. The funds used during the year ended December 31, 2014 were for the purchase of products (see Note 7 to the Company’s Condensed Consolidated Financial Statements) and capital expenditures related to additional computer equipment and scientific equipment and improvements incurred to expand our R & D. In 2013, we used $1.8 million to acquire econazole nitrate cream 1%, which we launched in September 2013. The remaining funds used in 2013 were for additional equipment and related services for our analytical and compounding functions, packaging and filling lines.

Our financing activities used $3.1 million of cash during the year ended December 31, 2015 compared to $164.5 million of cash provided by financing activities in the year ended December 31, 2014 and $2.3 million of cash provided by financing activities in the year ended December 31, 2013. The cash used during the year ended December 31, 2015 in the amount of $3.1 million was used to pay down debt. The cash provided for the year ended December 31, 2014 was mainly $139 million net proceeds from the Notes, $24.9 million net proceeds from the public offering of common stock and $0.8 million proceeds from the exercise of common stock warrants and options. The cash provided for the year ended December 31, 2013 was primarily related to the $2.0 million we drew down on our existing credit line in 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Contractual Obligations

As more fully described under Item 2, Properties, we lease the facilities that we occupy in one building in Buena, New Jersey, a warehouse in Vineland, New Jersey and office space in Iselin, New Jersey. Our remaining obligations under these leases are summarized in the table below.

As of December 31, 2015, our principal outstanding debt obligation related to our Notes is a total of $143.75 million and are due in December of 2019.

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Senior Notes	$143,750	$-	$-	$143,750	$-
Capital Lease	71	71	-	-	-
Operating Lease	2,898	408	794	632	1,064

Total	$146,719	$479	$794	$144,382	$1,064

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

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS 157, Fair Value Measurements). ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

On May 20, 2015, the Company received approval to increase its authorized shares sufficient to allow for the conversion of the embedded option into equity at the annual shareholders meeting. Therefore, the derivative liability of $18.3 million was reclassified into stockholders equity. Based on the closing price of the Company’s common stock as of December 31, 2015, the fair value of the Notes was approximately $107 million compared to their face value of $143.75 million as of December 31, 2015. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk. The Company recorded a change in the fair value of the derivative liability through May 20, 2015 of $23.1 million for the year ended December 31, 2015 on the condensed consolidated statements of operations. On May 20, 2015, the Company recorded the final change in fair value and subsequently reclassified the value of the derivative liability into stockholders equity due to the approval of sufficient shares.

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

Revenue and Provision for Sales Returns and Allowances

As customary in the pharmaceutical industry, the Company’s gross product sales from Company label products are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of products, an estimate of sales returns and allowances, or SRA, is recorded, which reduces product sales. Accounts receivable and/or accrued expenses are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are adjusted as estimates are based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company will use a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. These will include periodic reviews of customer inventory data, customer contract programs, subsequent actual payment experience and product pricing trends to analyze and validate the SRA reserves.

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

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, Derivatives and Hedging, or ASC 815-10. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments include the embedded convertible option of its Notes issued December 16, 2014 (as defined in Note 6), all of which have been recorded as a liability at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015. The Company has no derivatives at December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include derivatives, SRA allowances, allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related deferred tax asset valuation allowances, stock based compensation and accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): “Recognition and Measurement of Financial Assets and Financial Liabilities”. The update supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2018 for public business entities, which for the Company means January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments”. The update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period when new information is obtained about the facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2015, which for the Company means January 1, 2016, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. Early application is permitted for financial statements that have not been issued. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. Amortization of debt issuance costs is to be recorded as interest expense on the income statement. ASU 2015-3 is effective fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of ASU 2014-09.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This ASU requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of ASU 2014-15.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2015, our principal debt obligation was related to our Notes.  Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the Notes and is paid semi-annually every June 15 and December 15 until the Notes mature on December 15, 2019.  Since the interest rate is fixed, we have no market risk related to the Notes.

Our revolving Credit and Security Agreement with General Electric Capital Corporation calls for interest to accrue based on a premium above either the current prime rate or current LIBOR rates.  Therefore, borrowings pursuant to this revolving credit facility would be subject to market risk.  However, as of December 31, 2015, we had no outstanding loans and therefore no market risk related to this revolving credit facility.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of December 31, 2015, the fair value of our Notes was approximately $107 million compared to their face value of $143.75 million as of December 31, 2015.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk. As a result in the change in fair value, we recorded a $23.1 million change in the fair value of the derivative liability on our consolidated statements of operations in 2015.

At December 31, 2015, the bulk of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

None.

Item 9a. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

EisnerAmper LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2015, has issued a report concerning the effectiveness of our internal control over financial reporting for that year, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance Matters,” “Compensation Committee Report” and “Compensation Discussion and Analysis” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K.

(a)(2)	Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3)	The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of IGI Laboratories, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 12, 2008).

(3.2)	Amended and Restated Bylaws of IGI Laboratories, Inc., effective May 7, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K, filed May 12, 2008).

(4.1)	Specimen stock certificate for shares of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 28, 2001 (“the 2000 Form 10-K”)).

(4.2)	Indenture dated as of December 16, 2014, by and between IGI Laboratories, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed December 17, 2014).

(10.1)#	IGI, Inc. 1998 Directors Stock Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).

(10.2)#	IGI, Inc. 1999 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342, filed June 30, 2009).

(10.3)#	IGI, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).

(10.4)#	IGI Laboratories, Inc. 2009 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed June 4, 2014).

(10.5)#	Form of Non-Qualified Stock Option Agreement under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed July 2, 2009).

(10.6)#	Form of Stock Option Award Agreement under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed July 20, 2011).

(10.7)#	Form of Award Agreement for Restricted Shares under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K, filed July 2, 2009).

(10.8)#	Indemnification Agreement by and between IGI Laboratories, Inc. and Joyce Erony, dated March 13, 2009 (incorporated by reference Exhibit 10.10 to the Company’s Report on Form 8-K, filed March 19, 2009 (the “March 2009 8-K”)).

(10.9)#	Form of Indemnification Agreement for Certain Directors (incorporated by reference to Exhibit 10.11 to the March 2009 8-K).

(10.10)#	Employment Agreement dated July 14, 2011 between IGI Laboratories, Inc. and Jenniffer Collins (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed July 20, 2011).

(10.11)#	Employment Agreement dated July 30, 2012 between IGI Laboratories, Inc. and Jason Grenfell-Gardner (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed July 30, 2012).

(10.12)+	Purchase and Sale Agreement between the Company and Prasco, LLC for the purchase of econazole nitrate cream 1%, dated February 1, 2013, (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed August 9, 2013).

(10.13)	Asset Purchase Agreement dated as of September 30, 2014, by and between IGI Laboratories, Inc. and Valeant Pharmaceuticals North America, LLC and Valeant Pharmaceuticals Luxembourg SARL (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed October 1, 2014).

(10.14)	Asset Purchase Agreement dated as of September 30, 2014, by and between IGI Laboratories, Inc. and Valeant Pharmaceuticals North America, LLC and Valeant Pharmaceuticals Luxembourg SARL (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed October 1, 2014).

(10.15)+	Asset Purchase Agreement dated as of September 24, 2014, by and between IGI Laboratories, Inc. and AstraZeneca Pharmaceuticals LP (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q, filed November 13, 2014).

(10.16)	Credit Agreement dated as of November 18, 2014, by and among IGI Laboratories, Inc., Igen, Inc., and IGI Labs, Inc. as Borrowers, the other Persons party thereto that are designated as Credit Parties, General Electric Capital Corporation as Agent for all Lenders, GE Capital Bank as a Lender, and the other financial institutions party thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed November 24, 2014).

(10.17)	Guaranty and Security Agreement dated as of November 18, 2014, by and among IGI Laboratories, Inc., Igen, Inc., and IGI Labs, Inc. as Borrowers and each other Grantor from time to time party thereto in favor of General Electric Capital Corporation as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed November 24, 2014).

(10.18)	Purchase Agreement dated December 10, 2014, by and between IGI Laboratories, Inc. and the initial purchasers set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 17, 2014).

(21)*	List of Subsidiaries.

(23.1)*	Consent of EisnerAmper LLP.

(31.1)*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of the President and Chief Executive Officer and of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)*	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Teligent, Inc.

By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Jason Grenfell-Gardner	Director, President and Chief Executive Officer	March 14, 2016
Jason Grenfell-Gardner	(Principal Executive Officer)

/s/ Jenniffer Collins	Chief Financial Officer	March 14, 2016
Jenniffer Collins	(Principal Financial Officer)

/s/ Steven Koehler	Director	March 14, 2016
Steven Koehler

/s/ James Gale	Director	March 14, 2016
James Gale

/s/ Narendra Borkar	Director	March 14, 2016
Narendra Borkar

/s/ Bhaskar Chaudhuri	Director	March 14, 2016
Bhaskar Chaudhuri

/s/ John Celentano	Director	March 14, 2016
John Celentano

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Teligent, Inc. and subsidiaries (formerly known as IGI Laboratories, Inc.)

We have audited the accompanying consolidated balance sheets of Teligent, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teligent, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Teligent, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2016 expressed an unqualified opinion thereon.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2015. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Teligent, Inc. and subsidiaries (formerly known as IGI Laboratories, Inc.)

We have audited Teligent, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Teligent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teligent, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated, March 14, 2016, expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 14, 2016

TELIGENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$87,191	$158,883
Accounts receivable, net	14,028	14,366
Inventories	8,985	2,784
Prepaid expenses and other receivables	6,597	1,185
Total current assets	116,801	177,218
Property, plant and equipment, net	8,706	3,262
Debt issuance costs, net	4,027	5,132
Intangible assets, net	54,320	10,604
Goodwill	426	-
Other	482	862
Total assets	$184,762	$197,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,955	$1,643
Accrued expenses	6,267	5,141
Payable for product acquisition costs	-	6,000
Deferred income, current	476	87
Capital lease obligation, current	70	131
Total current liabilities	10,768	13,002

Convertible 3.75% senior notes, net of debt discount (face of $143,750)	106,991	100,311
Fair value of derivative liability - convertible 3.75% senior notes	-	41,400
Note payable, bank	-	3,160
Deferred tax liability	244	-
Other long term liabilities	-	71
Total liabilities	118,003	157,944

Stockholders’ equity:
Series A Convertible Preferred stock, $0.01 par value, 100 shares authorized; 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Series C Convertible Preferred stock, $0.01 par value, 1,550 shares authorized; 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized; 53,000,689 and 52,819,787 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	549	548
Additional paid-in capital	99,258	78,172
Accumulated deficit	(32,918)	(39,586)
Accumulated other comprehensive income, net of taxes	(130)	-
Total stockholders’ equity	66,759	39,134
Total liabilities and stockholders’ equity	$184,762	$197,078

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2015, 2014 and 2013

(in thousands, except shares and per share information)

	2015	2014	2013
Revenues:
Product sales, net	$43,497	$32,104	$16,981
Research and development income	578	1,490	1,094
Licensing, royalty and other revenue	175	146	149
Total revenues	44,250	33,740	18,224

Costs and Expenses:
Cost of revenues	22,935	16,948	12,079
Selling, general and administrative expenses	11,336	5,976	3,484
Product development and research expenses	13,171	6,910	2,743
Total costs and expenses	47,442	29,834	18,306
Operating income (loss)	(3,192)	3,906	(82)

Other Income (Expense):
Change in the fair value of derivative liability	23,144	2,300	-
Foreign exchange gain (loss)	109	-	-
Interest and other expense, net	(13,358)	(782)	(199)
Income (loss) before income tax expense (benefit)	6,703	5,424	(281)

Income tax expense (benefit)	35	173	(197)

Net income (loss)	6,668	5,251	(84)

Preferred stock dividend	-	-	(1,308)

Net income (loss) attributable to common stockholders	$6,668	$5,251	$(1,392)

Basic earnings (loss) per share	$0.13	$0.11	$(0.03)
Diluted earnings (loss) per share	$(0.07)	$0.09	$(0.03)

Weighted average shares of common stock outstanding:
Basic	52,872,814	49,817,721	43,517,640
Diluted	67,111,995	64,207,190	43,517,640

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013

Net Income (loss)	$6,668	$5,251	$(84)

Other Comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(130)	-	-
Other Comprehensive loss	(130)	-	-

Comprehensive income (loss)	$6,538	$5,251	$(84)

TELIGENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$6,668	$5,251	$(84)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization of fixed assets	560	415	375
Amortization of license fee	100	100	100
Provision for write down of inventory	50	228	110
Issuance of stock to consultant	-	80	-
Stock based compensation expense	2,273	823	536
Amortization of debt issuance costs	1,132	107	31
Amortization of Intangibles	514	120	60
Foreign currency exchange gain	(109)	-	-
Amortization of debt discount on convertible 3.75% senior notes	6,680	261	-
Change in the fair value of derivative liability	(23,144)	(2,300)	-
Loss on abandonment of property	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	1,250	(9,419)	(3,370)
Inventories	(3,578)	(143)	(1,206)
Prepaid expenses and other current receivables	(5,408)	(1,075)	(402)
Other assets	(14)	-	-
Accounts payable and accrued expenses	(2,849)	2,346	2,528
Deferred income	362	(685)	704

Net cash used in operating activities	(15,513)	(3,891)	(618)

Cash flows from investing activities:
Capital expenditures	(5,998)	(834)	(287)
Acquisition of product rights and other related assets	(35,418)	-	-
Product acquisition costs, net	(11,652)	(2,958)	(1,826)
Net cash used in investing activities	(53,068)	(3,792)	(2,113)

Cash flows from financing activities:
Proceeds from convertible 3.75% senior notes, net of $4,765	-	138,985	-
Proceeds from issuance of stock, net	(3)	24,858	-
Proceeds from note payable, net of debt issuance costs	-	2,755	2,000
Repayment of note payable	(3,160)	(3,000)	-
Repayment of note payable, related party	-	-	-
(Expenses of) proceeds from sale of treasury stock, net of expenses	-	-	(63)
Proceeds from exercise of common stock options and warrants	165	837	376
Principal payments on capital lease obligations	(132)	(64)	(17)
Recovery from stockholder, net	19	-	-
Excess tax benefits from stock compensation	-	94	-
Net cash (used in) provided by financing activities	(3,111)	164,465	2,296

Net increase (decrease) in cash and cash equivalents	(71,692)	156,782	(435)
Cash and cash equivalents at beginning of year	158,883	2,101	2,536

Cash and cash equivalents at end of year	$87,191	$158,883	$2,101

Supplemental Cash flow information:
Cash payments for interest	$5,517	$178	$142
Cash payments for (receipts from) income taxes	123	23	(194)

Non cash investing and financing transactions:
Reclassification of derivative liability to equity	18,256	-	-
Issuance of stock to consultant	31	-	-
Issuance of restricted stock	347	-	3
Bifurcation of derivative from convertible 3.75% senior notes	-	41,400	-
Payable related to product acquisition costs	-	6,000	-
Common stock issued for conversion of Series C Convertible Preferred stock	-	-	2,825
Common stock issued for conversion of Series A Convertible Preferred stock	-	-	500
Equipment financed through capital lease	-	-	20

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015, 2014 and 2013

(in thousands, except share information)

	Series A		Series C					Accumulated
	Convertible		Convertible				Additional	Other			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity

Balance, December 31, 2012	50	$500	1,550	$1,517	42,705,032	$446	$47,409	$-	$(43,445)	$-	$6,427

Stock based compensation expense							536				536
Restricted stock issuance					325,000	3	(3)				-
Stock warrants exercised					427,713	5	231				236
Stock options exercised					129,336	1	138				139
Costs related to stock issuance							(63)				(63)
Common stock issued upon conversion of Series A Convertible Preferred stock	(50)	(500)			500,000	5	495				-
Common stock issued upon conversion of Series C Convertible Preferred stock including deemed dividend of $1,308			(1,550)	(1,517)	2,661,494	27	2,798		(1,308)		-
Net loss	-	-	-	-	-	-	-	-	(84)	-	(84)

Balance, December 31, 2013	-	$-	-	$-	46,748,575	$487	$51,541	$-	$(44,837)	$-	$7,191

Issuance of stock pursuant to a public offering, net of associated fees of $1,868					5,347,500	53	24,805				24,858
Issuance of stock to consultant					10,000		80				80
Stock based compensation expense							823				823
Stock warrants exercised					270,546	3	325				328
Stock options exercised					443,166	5	504				509
Excess tax benefits from stock compensation							94				94
Net income	-	-	-	-	-	-	-	-	5,251	-	5,251

Balance, December 31, 2014	-	$-	-	$-	52,819,787	$548	$78,172	$-	$(39,586)	$-	$39,134

Issuance of stock to consultant					5,000		31				31
Stock based compensation expense							2,273				2,273
Stock warrants exercised					67,636		82				82
Stock options exercised					75,766	1	82				83
Issuance of restricted stock					32,500		346				346
Reclassification of derivative liability to equity							18,256				18,256
Recovery from stockholder, net							19				19
Costs related to stock issuance							(3)				(3)
Cumulative translation adjustment								(130)			(130)
Net income	-	-	-	-	-	-	-	-	6,668	-	6,668

Balance, December 31, 2015	-	$-	-	$-	53,000,689	$549	$99,258	$(130)	$(32,918)	$-	$66,759

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

(FORMERLY IGI LABORATORIES, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

Nature of the Business

Teligent, Inc. (the “Company”) is a Delaware corporation incorporated in 1977. On October 22, 2015, the Company announced the change of its name from IGI Laboratories, Inc. to Teligent, Inc. effective as of October 23, 2015, at 5:00 P.M. Eastern Daylight Time. The Company’s office, research and development facilities and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. The Company is a specialty generic pharmaceutical company. Under our own label, the Company currently markets and sells generic topical and branded generic injectable pharmaceutical products in the United States and Canada. In the US, we are currently marketing eight generic topical pharmaceutical products and four branded generic pharmaceutical products. Through the completion of an acquisition, we now sell a total of nineteen generic and branded generic injectable products and medical devices in Canada. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter, or OTC, and cosmetic markets. The Company also provides development, formulation and manufacturing services to the pharmaceutical, over-the-counter (“OTC”) and cosmetic markets. We operate our business under one segment.

To date, we have filed 31 Abbreviated New Drug Applications, or ANDAs, with the United States Food and Drug Administration, or FDA, for additional pharmaceutical products.

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

As discussed in Note 7, on November 13, 2015, the Company acquired all of the rights, title and interest in the development, production, marketing, import and distribution of all pharmaceutical products of Alveda Pharmaceuticals Inc. (“Alveda”) pursuant to two asset purchase agreements, one relating to the acquisition of all of the intellectual property-related assets of Alveda (the “IP-Related APA”) and the other relating to the acquisition of all other assets of Alveda (the “Non-IP Related APA,” and, together with the IP-Related APA, the “APAs”).

Teligent also develops, manufactures, fills, and packages topical semi-solid and liquid products for branded and generic pharmaceutical customers, as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema. Teligent is currently exploring various options to enable us to expand our development and manufacturing capabilities to include sterile injectable and ophthalmic products.

Principles of Consolidation

The consolidated financial statements include the accounts of Teligent, Inc. and its wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated. The Company consolidated the following entities: Igen, Inc., Teligent Pharma. Inc., Teligent Luxembourg S.à r.l, Teligent OÜ, Teligent Canada Inc., and Teligent Jersey Limited., in addition to the following inactive entities: Microburst Energy, Inc., Blood Cells, Inc. and Flavorsome, Ltd.

Cash Equivalents

Cash equivalents consist of short-term investments, which have original maturities of 90 days or less. These include direct obligations of the U.S. Treasury, including bills, notes and bonds, as well as obligations issued or guaranteed by agencies or instrumentalities of the U.S. government including government-sponsored enterprises, or GSEs.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, notes payable, accounts payable, capital leases and other accrued liabilities at December 31, 2015 approximate their fair value for all periods presented.

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

On May 20, 2015, the Company received approval to increase its authorized shares sufficient to allow for the conversion of the embedded option into equity at the annual shareholders meeting. Therefore, the derivative liability of $18.3 million was reclassified into stockholders equity. Based on the closing price of the Company’s common stock as of December 31, 2015, the fair value of the Notes was approximately $107 million compared to their face value of $143.75 million as of December 31, 2015. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk. The Company recorded a change in the fair value of the derivative liability through May 20, 2015 $23.1 million for the twelve months ended December 31, 2015 on the condensed consolidated statements of operations. On May 20, 2015, the Company recorded the final change in fair value and subsequently reclassified the value of the derivative liability into stockholders equity due to the approval of sufficient shares.

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

Concentration of Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash equivalents and trade receivables. These include direct obligations of the U.S. Treasury, including bills, notes and bonds, as well as obligations issued or guaranteed by agencies or instrumentalities of the U.S. government including GSEs, which are not federally insured.

The Company maintains its cash in accounts with quality financial institutions. Although the Company currently believes that the financial institutions with which the Company does business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so.

In 2015, the Company had sales to three customers which individually accounted for more than 10% of the Company’s total revenue. These customers had sales of $12.3 million, $5.8 million and $5.0 million, respectively, and represented 52% of total revenues in the aggregate. Accounts receivable related to the Company’s major customers comprised 83% of all accounts receivable as of December 31, 2015.

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

The Company had net revenue from one product, econazole nitrate cream, which accounted for 45% and 38% of total revenues in 2015 and 2014, respectively.  The Company did not have significant revenue from any one product in 2013.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. The Company records an inventory reserve for losses associated with dated and expired raw materials. This reserve is based on management’s current knowledge with respect to inventory levels, planned production, and extension capabilities of materials on hand. Management does not believe the Company’s inventory is subject to significant risk of obsolescence in the near term. Reserve for obsolescence included in inventory at December 31, 2015 and 2014 were $0.1 million and $0.2 million respectively.

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is provided for under the straight-line method over the assets’ estimated useful lives as follows:

Useful Lives

Buildings and improvements	10 - 30 years
Machinery and equipment	3 - 15 years

Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed, the related cost and accumulated depreciation thereon are removed and any gains or losses are included in operating results.

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization of definite-lived intangible assets is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Indefinite-lived intangible assets are not amortized, but instead are tested at least annually for impairment. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred.

In-Process Research and Development

Amounts allocated to in-process research and development (“IPR&D”) in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets subject to the impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets. As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a reduction to the estimated fair value of the IPR&D asset and could result in future impairment charges.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is tested for impairment on an annual basis during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company first performs a qualitative assessment to determine if the quantitative impairment test is required. If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative impairment test. In accordance with accounting standards, a two-step quantitative method is used for determining goodwill impairment. In the first step, the Company determines the fair value. If the net book value exceeds its fair value, the second step of the impairment test which requires allocation of the fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations would then be performed. Any residual fair value is allocated to goodwill. An impairment charge is recognized only if the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

The carrying value of goodwill at December 31, 2015 was $0.4 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results were not consistent with our estimates or assumptions, we could be exposed to an impairment charge that could be material.

Acquisitions

The Company accounts for acquired businesses using the acquisition method of accounting, which requires with limited exceptions, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When net assets that do not constitute a business are acquired, no goodwill is recognized.

Contingent consideration, if any, is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. Any liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. These changes in fair value are recognized in earnings.

Long-Lived Assets

In accordance with the provisions of ASC 360-10-55, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed. As of December 31, 2015, no impairments existed.

Foreign Currency Translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in Accumulated other comprehensive income (loss) (AOCI) and reflected as a separate component of equity. For those subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in Other (income) expense, net.

Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

For the fiscal year ended December 31, 2015, and 2014, the largest components of accrued expenses were:

	2015	2014
	(in thousands)

Wholesaler fees	$2,523	$1,721
Payroll	1,167	1,414
Royalties	744	707
Consulting fees	432	300
Interest expense	240	213
Capital expenditures	482	-
Director's fees	-	133
Other	679	653
	$6,267	$5,141

License Fee

License fee is amortized on a straight-line basis over the life of the agreement (10 years).

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

Gross-To-Net Sales Deductions

	Twelve months ended December 31,
	2015	2014

Gross Teligent product sales	$99,721	$51,136

Reduction to gross product sales:
Chargebacks and billbacks	50,127	26,940
Sales discounts and other allowances	17,974	4,366
Total reduction to gross product sales	$68,101	$31,306

Net Teligent product sales	$31,620	$19,830

The annual activity in the Company's allowance for customer deductions accounts for the three years ended December 31, 2015 is as follows (in thousands):

	Returns	Chargebacks & Rebates	Discounts	Doubtful Accounts	TOTAL
Balance at December 31, 2012	$-	$-	$-	$16	$16
Provision	218	7,704	315	-	8,237
Charges processed	(162)	(5,958)	(173)	-	(6,293)
Balance at December 31, 2013	$56	$1,746	$142	$16	$1,960
Provision	767	31,040	1,060	-	32,867
Charges processed	(149)	(28,234)	(857)	-	(29,240)
Balance at December 31, 2014	$674	$4,552	$345	$16	$5,587
Provision	1,640	65,901	2,171	-	69,712
Charges processed	(1,464)	(57,815)	(1,754)	-	(61,033)
Balance at December 31, 2015	$850	$12,638	$762	$16	$14,266

Accounts receivable are presented net of SRA balances of $14.2 million and $5.6 at December 31, 2015 and 2014, respectively. Accounts payable and accrued expenses include $2.5 million and $1.7 at December 31, 2015 and 2014, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $6.3 million, $3.1 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, were included in cost of goods sold.

In addition, in connection with four of the six products the Company currently manufactures, markets and distributes in its own label, in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated on the basis of net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales excludes fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.7 million at December 31, 2015 and 2014, respectively, related to these royalties. Royalty expense of $3.6 million, $3.6 million and $2.6 million was included in cost of goods sold for the twelve months ended December 31, 2015, 2014, and 2013 respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Licensing and Royalty Income: Revenues earned under licensing or sublicensing contracts are recognized as earned in accordance with the terms of the agreements. The Company recognizes royalty revenue based on royalty reports received from the licensee. The Company does not have current plans to have meaningful revenue from licensing and royalty agreements in 2016.

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

Debt Issuance Costs

Expenses related to debt financing activities are capitalized and amortized on an effective interest method, over the term of the loan. See detailed amounts per year in Notes 6 and 9.

Product Development and Research

The Company’s research and development costs are expensed as incurred.

Shipping and Handling Costs

Costs related to shipping and handling is comprised of outbound freight and the associated labor. These costs are recorded in costs of sales.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the convertible 3.75% senior notes and the exercise of options and warrants and the conversion of preferred stock. Due to the net loss for the years ended December 31, 2013, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. As of December 31, 2013, the shares of common stock issuable in connection with stock options and warrants of 2,998,406 were not included in the diluted net income (loss) per common share calculation since their effect was anti-dilutive.

For the years ended December 31, 2015, 2014 and 2013

(in thousands except shares and per share data)

	2015	2014	2013
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders —basic	$6,668	$5,251	$(1,392)
Weighted average common shares —basic	52,872,814	49,817,721	43,517,640
Basic net income (loss) per share	$0.13	$0.11	$(0.03)

Dillutive net income (loss) per share computation:
Net income (loss) attributable to common stockholders —basic	$6,668	$5,251	$(1,392)
Interest expense related to convertible 3.75% senior notes	5,391	224	-
Amortization of discount related to convertible 3.75% senior notes	6,680	$-	$-
Change in the fair value of derivative	(23,144)	$-	$-
Net income (loss) attributable to common stockholders —diluted	$(4,405)	$5,475	$(1,392)
Share Computation:
Weighted average common shares —basic	52,872,814	49,817,721	43,517,640
Effect of convertible 3.75% senior notes	12,732,168	12,732,168	-
Effect of dilutive stock options and warrants	1,507,013	1,657,301	-
Weighted average common shares outstanding —dilluted	67,111,995	64,207,190	43,517,640
Dilluted net income (loss) per share	$(0.07)	$0.09	$(0.03)

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”). ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company’s derivative liability is the embedded convertible option of its Convertible Notes issued December 16, 2014 (as defined in Note 6), all of which have been recorded as a liability at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015. The Company has no derivatives at December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of the derivative liability, SRA allowances, allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related deferred tax asset valuation allowances, stock based compensation, the impairment of long-lived assets (including intangibles and goodwill) and accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): “Recognition and Measurement of Financial Assets and Financial Liabilities”. The update supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2018 for public business entities, which for the Company means January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments”. The update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period when new information is obtained about the facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2015, which for the Company means January 1, 2016, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. Early application is permitted for financial statements that have not been issued. The Company does not expect the adoption of this ASU will have any significant impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company does not expect the adoption of this ASU will have any significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. Amortization of debt issuance costs is to be recorded as interest expense on the income statement. ASU 2015-3 is effective fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of ASU 2014-09 and expect to complete its assessment of the impact as a result of the adoption in the second half of 2016.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This ASU requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of ASU 2014-15.

2.      Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $87,191,000 at December 31, 2015 and the $10,000,000 available under the $10,000,000 credit facility. This facility was terminated in February 2016. See Note 9.

On December 10, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell its 3.75% Convertible Senior Notes due 2019 (the “Notes”). The Company received net proceeds of approximately $139 million after expenses of approximately $4.8 million upon completion of the transaction. See Note 6.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that our existing capital resources will be sufficient to support its current business plan and operations beyond March 2017.

3.      License Fee

On December 12, 2005, the Company extended its license agreement for an additional ten years with Novavax, Inc. for $1,000,000. This extension entitles the Company to exclusive use of the Novasome® lipid vesicle encapsulation and certain other technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings; (iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals, and the processes for making the same through 2015. This payment is being amortized ratably over the ten-year period. For the years ended, December 31, 2015, 2014 and 2013, the Company recorded a $100,000 expense in each year related to the amortization of the license.

4.      Inventories

Inventories as of December 31, 2015 and 2014 consisted of:

	2015	2014
	(in thousands)

Raw materials	$4,833	$2,299
Work in progress	128	140
Finished goods	4,024	345
	$8,985	$2,784

5.      Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2015 and 2014, consisted of:

	2015	2014
	(in thousands)

Land	$257	$257
Building and improvements	5,296	3,775
Machinery and equipment	5,270	4,156
Construction in progress	3,594	225
	14,417	8,413
Less accumulated depreciation and amortization	(5,711)	(5,151)

Property, plant and equipment, net	$8,706	$3,262

The Company recorded depreciation and amortization expense of $560,000, $415,000 and $375,000 in 2015, 2014 and 2013, respectively.

6. Convertible 3.75% Senior Notes

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019, or the Notes. On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were approximately $139 million, after deducting underwriting fees and other related expenses of approximately $4.8 million. Accrued interest in the amount of $0.1 million related to the Notes was included in accrued expenses.

The Notes bear interest at a fixed rate of 3.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015 and mature on December 15, 2019, unless earlier repurchased, redeemed or converted. The Notes are convertible into shares of the Company’s common stock, cash or a combination thereof.

On May 20, 2015, the Company received shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon conversion of the Notes. As a result, the conversion option can now be share-settled in full, and now qualifies for equity classification, and the bifurcated derivative liability no longer needs to be accounted for as a separate derivative on a prospective basis as of May 20, 2015. The remaining unamortized debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized using the effective interest method through interest expense.  After adjusting the derivative liability to market value on May 20, 2015, the Company reclassified the remaining $18.3 million value of the derivative liability to stockholders equity due to the approval of additional authorized shares will be sufficient to cover the full settlement of the embedded conversion feature and therefore the previously bifurcated conversion option no longer required bifurcation.

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

Since the Company did not have sufficient authorized shares available to share-settle the conversion option in full prior to May 20, 2015, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. On December 16, 2014, the initial value allocated to the derivative liability was $43.7 million of the $143.75 million principal amount of the Notes, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Notes is 12.94%. During each reporting period, the derivative liability was marked to fair value through May 20, 2015 with the change in fair value recorded in the consolidated statement of operations. This resulted in a change in the fair value of the derivative liability of $23.1 million for the year ended December 31, 2015.

The remaining unamortized discount and unamortized debt financing costs will be amortized over the remaining term of the debt of 4.0 years. At December 31, 2015 the net carrying amount of the liability component and the remaining unamortized debt discount were as follows:

December 31,
2015
(in thousands)

Face Amount of the Notes	$143,750
Unamortized discount	36,759
Carrying amount of the Notes	$106,991

Deferred financing costs associated with the Notes, include fees of $4.0 million at December 31, 2015. The assumptions used in connection with the valuation of the convertible option of the Notes issued December 16, 2014 utilizing the “with” and “without” method, discussed in Note 2 was as follows:

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

	Initial Measurement December 16, 2014	Decrease in Fair Value	December 31, 2014	Decrease in Fair Value January 1, 2015 to May 20, 2015	Reclassification of derivative liability to equity on May 20, 2015	December 31, 2015
Fair value of convertible feature of 3.75% senior notes	$43,700	$2,300	$41,400	$23,144	$18,256	$-

For the year ended December 31, 2015, the Company recorded the following expenses in relation to the Notes:

December 31,
2015
(in thousands)

Interest Expense at 3.75% coupon rate	$5,391
Debt Discount Amortization	6,680
Amortization of deferred financing costs	728
Total interest expense (1)	$12,799

(1) Included within “Interest and other expense, net” on the Consolidated Statements of Operations

7.      Acquisitions

On November 13, 2015, the Company completed its acquisition of all of the rights, title and interest in the development, production, marketing, import and distribution of all pharmaceutical products of Alveda.

In connection with the closing of the Acquisition, the Company formed three subsidiaries: Teligent Luxembourg S.à.r.l., a private limited company incorporated under the laws of the Grand Duchy of Luxembourg and wholly-owned by the Company (“LuxCo“); Teligent OÜ, a private limited company incorporated under the laws of Estonia that is wholly-owned by LuxCo (“EstoniaCo“); and Teligent Canada Inc., a company incorporated under the laws of the Province of British Columbia that is wholly-owned by LuxCo (“CanadaCo“). Effective immediately prior to the closing, the Company assigned its rights and obligations under the IP-Related APA to EstoniaCo and assigned its rights and obligations under the Non-IP Related APA to CanadaCo, The Company capitalized these subsidiaries and funded the Acquisition as follows: the Company funded LuxCo by way of an equity contribution in the amount of $3,374,549 in accordance with the terms and conditions of the Contribution Agreement, by and between the Company and LuxCo, dated as of November 13, 2015 (the “Contribution Agreement“), and extended a loan in a principal amount of $28,185,847 in accordance with the terms and provisions of a loan agreement, by and between the Company and LuxCo dated as of November 13, 2015 (the “LuxCo Loan Agreement“). The LuxCo Loan Agreement has a maturity date of November 4, 2022. The initial interest rate under the LuxCo Loan Agreement is 0.49% per annum, which shall reset annually to be equal to the short-term Applicable Federal Rate published by the Internal Revenue Service (the “AFR”). LuxCo, in turn, extended a loan to EstoniaCo in the same principal amount on the same terms (except that the interest rate is increased by 25 basis points). In addition, the Company funded CanadaCo by extending a loan in a principal amount of $3,746,094 in accordance with the terms and provisions of a loan agreement, by and between the Company and CanadaCo dated as of November 13, 2015 (the “CanadaCo Loan Agreement”). The initial interest rate under the CanadaCo Loan Agreement is 0.49% per annum, which shall reset annually to be equal to the short-term AFR.

Also in connection with the closing of the Acquisition, CanadaCo and EstoniaCo entered into a distribution agreement pursuant to which CanadaCo has agreed to purchase from EstoniaCo certain products and act as the exclusive distributor of such products in Canada (the “Distribution Agreement”). In consideration for the supply of the products, CanadaCo agrees to pay an established per-unit amount for each packaging configuration unit of the product, with such price to be negotiated by the parties from time to time throughout the effective period. As a result, EstoniaCo shall manage all contract manufacturing arrangements with third parties and the sale of all such manufactured products to CanadaCo, which, in turn, shall manage the sale to third parties of all such finished products in Canada. The Distribution Agreement shall have an initial term of two years from the effective date, with automatic one-year renewals, unless terminated earlier by either party.

The Company has the right to use licenses and product registrations, access to intellectual property rights (“IPR”) (including know-how, and patents) to use, import, have imported, offer for sale, sell, manufacture and commercialize the devices in Canada.

The Alveda Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. Acquisition related costs were expensed as incurred.

The Company utilized the Multi-Period Excess Earnings Method (MPEEM) income approach to value intangible assets. Key assumptions utilized in the analysis of the intangibles were the revenue base, cost of goods sold, operating expenses, income tax rate and discount rate.

The following table summarizes the consideration paid for Alveda, the total acquisition related costs incurred by the Company during 2015 in connection with the acquisition, and the fair values of the assets acquired and liabilities assumed (amounts in thousands):

Consideration:
Fair value of total consideration transferred	$35,418

Acquisition-related costs* :	$2,256

Estimated fair value of identifiable assets acquired and liabilities assumed:
Accounts receivable	$911
Inventories	2,673
Prepaid expenses and other current assets	4
Property and equipment	6
Goodwill, deductible	440
Developed Technology	24,858
In-process research and development	3,816
Customer relationships	3,615
Accounts payable and other assumed liabilities	(661)
Deferred tax liability	(244)

*At closing, the Company also paid $5.2 million related to Canadian goods and services tax (GST) and the harmonized sales tax (HST), which is not included in the above table as consideration or acquisition related costs, and the Company expects to be refunded in the second quarter of 2016 and is recorded in Prepaid expenses and other receivables.

The following sets forth the major categories of the Company’s intangible assets acquired from Alveda and the weighted-average remaining amortization period as of December 31, 2015 for those assets that are not already fully amortized (dollar amounts in thousands):

	Gross Carrying		Net Carrying	Weighted Average
	Amount at	Accumulated	Amount at	Remaining Amortization
	12/31/15	Amortization at 12/31/15	12/31/15	Period
Technology	25,243	(210)	25,033	14.9
In-process research and development (“IPR&D”)	3,875	-	3,875	N/A - Indefinite lived
Customer relationships	3,460	(43)	3,417	9.9
Total	32,578	(253)	32,325

As of December 31, 2015, $1.5 million of revenues and $0.1 million net loss from CanadaCo are included in the Company’s earnings.

Pro Forma Information (unaudited):  The following pro forma information presents the results of operations for the years ended December 31, 2015, and December 31, 2014, as if the Alveda acquisition occurred on January 1, 2014:

	(amounts in thousands, except for per share amounts)

	For the Years Ended
	December 31, 2015	December 31, 2014

Total Revenue	$55,767	$47,284
Net income	$8,443	$6,525
Basic earnings per share	$0.16	$0.13
Diluted earnings (loss) per share	$(0.04)	$0.11

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2014, nor are they intended to represent or be indicative of future results of operations.  These pro forma results require significant estimates and judgments.

8.      Goodwill and Intangible Assets

Goodwill

As a result of the acquisition of Alveda, the Company recorded goodwill of $0.4 million.

Changes in goodwill during the two years ended December 31, 2015 were as follows (in thousands):

Goodwill
December 31, 2013	$-
Acquisition	-
Impairments	-
Foreign currency translation	-
December 31, 2014	-
Acquisition	440
Impairments	-
Foreign currency translation	(14)
December 31, 2015	$426

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2015 for those assets that are not already fully amortized (dollar amounts in thousands):

	Gross Carrying		Net Carrying	Weighted Average
	Amount at	Accumulated	Amount at	Remaining Amortization
	12/31/15	Amortization at 12/31/15	12/31/15	Period
Trademarks and Technology	47,679	(651)	47,028	14.8
In-process research and development (“IPR&D”)	3,875	-	3,875	N/A - Indefinite lived
Customer relationships	3,460	(43)	3,417	9.9
Total	55,014	(694)	54,320

Changes in intangibles during the two years ended December 31, 2015 were as follows (in thousands):

	Trademarks and		Customer
	Technology	IPR&D	Relationships
December 31, 2013	$1,766	$-	$-
Acquisition	-	-	-
Amortization	(120)	-	-
Foreign currency translation	-	-	-
December 31, 2014	1,646	-	-
Acquisition	45,468	3,816	3,615
Amortization	(471)	-	(43)
Foreign currency translation	385	59	(155)
December 31, 2015	$47,028	$3,875	$3,417

The amortization expense of acquired intangible assets for each of the following five years will be as follows (in thousands):

Year ending	Amortization
December 31,	Expense *
2016	2,814
2017	2,814
2018	2,814
2019	2,814
2020	2,814

*IPR&D amounts will be amortized once products become saleable, and are not included in the table

The useful lives of the Company’s intangibles is as follows:

Intangibles Category	Amortizable Life
Trademarks and Technology	15 years
Customer Relationships	10 years

9.      Note Payable - General Electric Capital Corporation

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

Under the Credit Agreement, the Company could request revolving loan advances up to an aggregate total amount of $10 million which may be increased to $15 million at the request of the Company if certain conditions are met. The Company may also request an incremental facility for revolving loan commitments of up to $10 million. Borrowings under the Credit Agreement may be made as prime rate loans with an applicable margin of 3.0% per annum or 1, 2, 3 or 6 month LIBOR loans with an applicable margin of 4.0% per annum. At December 31, 2015, the interest rate in effect was 4.2%. Availability under the Credit Agreement is calculated as 85% of the book value of eligible accounts at such time multiplied by a liquidity factor, less any reserves established by the Agent. We had $3.2 million outstanding loans under our GE Capital Credit Agreement at December 31, 2014. The Company paid the balance of $3.2 million on August 24, 2015 and as of December 31, 2015, the outstanding balance of the credit facility was $0. In accordance with the Credit Agreement, the Company is required to provide the Lenders information related to working capital by which the Lenders will calculate the available line of credit, defined in the agreement as the Borrowing Base Certificate. As of December 31, 2015, the Company had a remaining availability of $10 million.

The term of the Credit Agreement is up to five years from November 18, 2014. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock, in each case, subject to customary exceptions for a loan facility of this size and type. In addition, the Credit Agreement contains customary events of default (subject to customary cure periods for certain events of default), including, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, cross-default to material agreements, cross-default to material indebtedness, bankruptcy and insolvency and material judgment defaults. The Company must meet certain financial reporting and audit requirements, as defined by the credit agreement. The Company was in compliance with all other covenants of the Credit Agreement as of December 31, 2015.

The Credit Agreement was amended on September 16, 2015 to reduce the unused line fee from 0.5% to 0.375%.

Debt issuance costs of $432,000 were being amortized over the life of the Credit Agreement. In December 2015, the Company terminated the line of credit. The Company included the unamortized financing costs at December 31, 2015 in the amount of $351,000 in interest expense, net in 2015. On February 10, 2016, the Company formally terminated the line of credit.

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

11.      Series C Convertible Preferred Stock - 2010 Offering

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

12.      Stock-Based Compensation

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to this plan. A total of 2,514,798 options have been granted to non-employee directors through December 31, 2015 and 807,782 of those have been forfeited through December 31, 2015 and returned to the option pool. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 19, 2010, authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of December 31, 2015, options to purchase 3,062,734 shares of common stock were outstanding under the 2009 Plan. As of December 31, 2015, 1,506,248 shares of restricted stock had been granted under the 2009 Plan and 230,420 of those have been forfeited through December 31, 2015 and returned to the pool.

In summary, there are 3,592,734 options outstanding under the Director Plan and the 2009 Plan, collectively as of December 31, 2015.

There are 639,404 options available for issuance under the Director Plan, and the 2009 Plan collectively as of December 31, 2015.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Assumptions	2015	2014	2013

Dividend yield	0%	0%	0%
Risk free interest rate	1.11%	0.74 – 1.2%	0.48%
Estimated volatility factor	52.7% - 68.3%	44.0% - 53.0%	36.9% -43.1%
Expected life	3.2 – 3.3 years	3.2 - 3.3 years	3.2 – 3.3years

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

Stock option transactions in each of the past three years under the aforementioned plans in total were:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
January 1, 2013 shares issuable under options	2,606,500	$ .55 - 1.74	$1.10
Granted	247,000	1.04 - 3.03	1.35
Exercised	(129,336)	1.02 - 1.27	1.08
Expired	-	-	-
Forfeited	(80,664)	1.10 - 1.74	1.30
December 31, 2013 shares issuable under options	2,643,500	.55 - 3.03	1.12
Granted	397,500	2.96 - 10.55	5.89
Exercised	(443,166)	.55 - 1.95	1.15
Expired	-	-	-
Forfeited	(161,000)	1.10 – 5.65	2.71
December 31, 2014 shares issuable under options	2,436,834	.76 - 10.55	1.79
Granted	1,357,000	5.55 - 10.67	9.20
Exercised	(75,766)	0.76 - 3.62	1.10
Expired	-
Forfeited	(125,334)	1.40 - 10.67	8.99
December 31, 2015 shares issuable under options	3,592,734	0.79 - 10.67	4.36

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years )	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ 0.79 to $ 1.00	50,000	4.01	$0.79	50,000	$0.79
1.01 to 1.50	1,862,400	6.14	1.07	1,851,400	1.07
1.51 to 10.67	1,680,334	8.96	8.10	289,997	4.02

$0.79 to $10.67	3,592,734	7.43	$4.36	2,191,397	$1.45

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years )	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$.76 to $1.00	97,000	3.04	$.78	97,000	$.78
1.01 to 1.50	1,887,500	7.14	1.07	1,448,664	1.08
1.51 to 10.55	452,334	8.68	5.02	110,333	1.78

$.76 to $10.55	2,436,834	7.26	$1.79	1,655,997	$1.11

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years )	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$.55 to $1.00	218,000	4.83	$.76	214,000	$.75
1.01 to 2.00	2,418,000	7.90	1.14	1,238,496	1.19
2.01 to 3.03	7,500	9.87	2.83	-	-

$.55 to $3.03	2,643,500	7.65	$1.12	1,452,496	$1.13

The Company has recorded an aggregate of $1,652,300, $316,200 and $206,500 related to its stock option based expenses in cost of sales, product development and research expenses, and selling, general and administrative expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively.

The aggregate intrinsic value of options outstanding was $17,380,012 at December 31, 2015, $17,103,045 at December 31, 2014 and $5,109,925 at December 31, 2013. The aggregate intrinsic value of the options exercisable was $16,323,878 at December 31, 2015, $12,738,143 at December 31, 2014 and $2,789,901 at December 31, 2013. The total intrinsic value of the options exercised during 2015, 2014 and 2013 was $591,226, $3,391,030 and $254,779, respectively.

A summary of non-vested options at December 31, 2015 and changes during the year ended December 31, 2015 is presented below:

		Weighted Average
	Options	Grant Date Fair Value

Non-vested options at January 1, 2015	780,837	$1.12
Granted	1,357,000	3.73
Vested	(615,166)	0.78
Forfeited	(121,334)	3.37
Non-vested options at December 31, 2015	1,401,337	$3.60

As of December 31, 2015, there was $3,674,700 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized through December 2018.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. On December 30, 2013, in accordance with the terms of the employment agreement between Jason Grenfell-Gardner, President and CEO, and the Company executed on July 30, 2012, a restricted stock award in the amount of 325,000 shares was granted to Jason Grenfell-Gardner, with one third of the shares of restricted stock vested on December 30, 2013, and the remaining two thirds of the shares of restricted stock vesting in equal amounts on July 30, 2014 and July 30, 2015. The Company recognized $620,500, $507,100 and $329,400, respectively, of compensation expense during the years ended December 31, 2015, 2014 and 2013 related to restricted stock awards and RSUs. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At December 31, 2015, the Company had approximately $1,362,300 of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through September 2018.

A summary of non-vested shares of restricted stock and changes during each of the past three years is as follows:

	Number of Restricted Stock	Weighted Average Issuance Price

Non-vested balance at January 1, 2013	29,334	$1.00

Changes during the period:
Shares granted	325,000	2.86
Shares vested	(108,333)	2.86
Shares forfeited	-
Non-vested balance at January 1, 2014	246,001	$2.64

Changes during the period:
Shares granted	-
Shares vested	(137,667)	2.46
Shares forfeited	-
Non-vested balance at December 31, 2014	108,334	$2.86

Changes during the period:
Shares granted	32,500	10.67
Shares vested	(140,834)	4.66
Shares forfeited	-
Non-vested balance at December 31, 2015	-	$0.00

A summary of non-vested RSU’s and changes during each of the past three years is as follows:

	Number of RSUs	Weighted Average Issuance Price

Non-vested balance at January 1, 2015	-	$-

Changes during the period:
Shares granted	230,250	10.32
Shares vested	(32,500)	10.67
Shares forfeited	(15,000)	10.67
Non-vested balance at December 31, 2015	182,750	$0.00

There was no RSU activity for the years ended December 31, 2013 and 2014.

13.      Stock Warrants

Stock warrants as of December 31, 2015, 2014 and 2013 consisted of:

	2015		2014		2013
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Beginning balance	84,000	$1.21	354,546	$1.21	782,259	$0.85

Stock warrants granted	-	-	-	-	-	-
Stock warrants expired	(16,364)	1.21	-	-	-	-
Stock warrants exercised	(67,636)	1.21	(270,546)	1.21	(427,713)	0.55

Ending balance	-	$-	84,000	$1.21	354,546	$1.21

In connection with the private placement of the Company’s Common Stock on December 8, 2010, the Company granted common stock warrants to purchase 338,182 and 16,364 shares, respectively, to each of its two placement agents for $1.21 per share which expired on December 8, 2015. In 2015, 67,636 of these warrants were exercised and 16,364 expired.

14.      Income Taxes

The Company’s current tax expense (benefit) was $35,000, $173,000 and $(197,000) for the years ended December 31, 2015, 2014 and 2013, respectively. The provision for (benefit from) income taxes attributable to continuing operations before income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
		(in thousands)
Current tax expense (benefit):
Federal	$-	$97	$-
State and local	19	76	(197)
Foreign	28
Total current tax expense (benefit)	47	173	(197)
Deferred tax expense (benefit):
Federal	-	-	-
State and local	-	-	-
Foreign	(12)
Total deferred tax expense (benefit)	(12)	-	-

Total income tax expense (benefit)	$35	$173	$(197)

In 2013 the Company sold the remainder of its New Jersey operating loss carry forwards under a program of the New Jersey Economic Development Authority (NJEDA) in exchange for net proceeds of $197,000. In order to have realized this benefit, the Company applied to the NJEDA and met various requirements for eligibility.

The provision for (benefit from) income taxes differed from the amount of income taxes determined by applying the applicable federal tax rate (34%) to pretax income (loss) from continuing operations as a result of the following:

	2015	2014	2013
		(in thousands)

Expected Statutory expense (benefit)	$2,244	$1,844	$(95)

Gain on derivative and amortization of debt discount	(5,597)	(693)	-
Other non-deductible expenses	7	3	2
Change in valuation allowance	3,254	(1,031)	30
Rate differential - foreign vs. US	114		(197)
State income taxes, net of federal benefit	13	50	-
Federal tax impact of state tax benefit, net	-	-	63
	$35	$173	$(197)

Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(in thousands)
Current Assets:
Allowance for doubtful accounts	$6	$6
Inventory reserve	157	113
Accrued expenses	1,005	566
Total current assets	1,168	685

Long Term Assets (Liabilities):
Property, plant and equipment	348	245
Intangible assets	(256)	2
Tax operating loss carry forwards	11,283	9,068
Tax credit carry forwards	291	293
Non-employee stock options	1,238	682
Other	(7)	(5)
Total Long Term Assets (Liabilities)	12,897	10,285
Gross Deferred Tax Asset (Liability)	14,065	10,970
Less Valuation Allowance	(14,309)	(10,970)
Deferred taxes, net	$(244)	$-

The Company evaluates the recoverability of its net deferred tax assets based on its history of operating results, its expectations for the future, and the expiration dates of the net operating loss carry forwards. Based on the preponderance of the evidence, the Company has concluded that it is more likely than not that it will be unable to realize the net deferred tax assets in the immediate future and has established a valuation allowance for all such net deferred tax assets. Accordingly, the Company has provided a valuation allowance of $14.3 million and $11.0 million for the years ended December 31, 2015 and 2014, respectively, on its net deferred tax assets. The valuation allowance increased during the year 2015 by $3.4 million related to pre-tax income for the year ended December 31, 2015.

Operating loss and tax credit carry forwards as of December 31, 2015 were as follows:

	2015	2014
	(in thousands)
Federal:
Net operating losses (expiring through 2035)	$32,870	$26,602
Research tax credits (expiring through 2025)	168	168
Alternative minimum tax credits (available without expiration)	70	123
State:
Net Operating Losses:
Tennessee (expiring in 2030)	568	322
New Jersey (expiring in 2035)	822	1
Illinois (expiring in 2035)	255	-
Foreign
Net operating losses (no expiration)	10	-

December 31, 2015, the Company’s U.S. federal net operating loss carryforwards will expire as follows:

Year	Net Operating Loss
(in thousands)
2019	$1,009
2020	6,670
2021	1,157
2022	-
2023	1,232
2024	974
2025	1,850
2026	1,070
2027	308
2028	1,414
2029	3,447
2030	3,455
2031	2,749
2032	3,721
2035	6,579

Total	$35,635

The above excludes net operating losses of $2.8 million which, if realized would be accounted for as additional paid-in capital.

The Company’s ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that operating losses subsequent to the change date in 2010 (aggregating $15.1 million) are not subject to Section 382 limitations. The Company has estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains.

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

15.      Lease Commitments

The Company’s commitments and contingencies consisted of operating leases for warehouse and office space and equipment. Future minimum lease payments under non-cancelable operating leases are as follows:

Commitments

2016	$408
2017	439
2018	355
2019	315
2020	317
2021	322
2022	327
2023	332
2024	83

$2,898

Rent expense was $360,000, $216,200 and $121,700 for the years ended December 31, 2015, 2014 and 2013, respectively.

16.      Legal and U.S. Regulatory Proceedings

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its former manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection (“NJ DEP”) and the local authorities, and hired a contractor to assess the exposure and required clean up. The total estimated costs for the clean-up and remediation is $889,000, of which approximately $123,000 remains accrued as of December 31, 2015. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

The restricted cash, included in other assets on the Consolidated Balance Sheet of $124,000 as of December 31, 2015 and $54,000 as of December 31, 2014 represents a restricted escrow account set up on the requirement of the NJ DEP for the soil remediation work. These funds will be released to the Company upon the NJ DEP’s approval when the remediation is completed.

On December 19, 2013, the Company filed a complaint in the United States District Court for the District of Delaware against Mallinckrodt LLC, Mallinckrodt, Inc. and Nuvo Research Inc., collectively refer to as Mallinckrodt, seeking a declaration of non-infringement of United States Patent Nos. 8,217,078 and 8,546,450 so that the Company can bring our generic diclofenac sodium topical solution 1.5% to market at the earliest possible date under applicable statutory and FDA regulatory provisions. On January 10, 2014, Mallinckrodt filed an answer and counterclaim alleging that the Company infringed the patents at issue. On June 26, 2014, the Company entered into a settlement agreement with Mallinckrodt, pursuant to which Mallinckrodt granted us a non-exclusive license to launch the Company’s diclofenac sodium topical solution 1.5% product on March 28, 2015. There was no material impact on the Company’s financial statements as a result of the settlement. We received tentative approval to sell the diclofenac sodium topical solution 1.5% from the FDA on May 7, 2014.

On May 21, 2015, Horizon Pharma Ireland Limited, HZNP Limited and Horizon Pharma USA, Inc. (collectively, “Horizon”) filed a complaint in the United States District Court for the District of New Jersey against the Company alleging infringement of certain United States patents based upon to the Company’s submission to the FDA of an Abbreviated New Drug Application (“ANDA”) seeking FDA approval to market diclofenac topical solution 2% w/w before the expiration of the patents asserted in the complaint. On June 30, 2015, August 11, 2015, September 17, 2015, October 27, 2015 and February 5, 2016, Horizon filed additional complaints in the United States District Court for the District of New Jersey against the Company alleging infringement of other of its United States patents in relation to the Company’s submission of the same ANDA. On July 21, 2015, September 11, 2015, October 6, 2015, October 21, 2015 and December 17, 2015, the Company filed answers, affirmative defenses and counterclaims with respect to the first five complaints filed by Horizon.  In those filings, the Company asserted that the patents alleged to be infringed in the complaints filed by Horizon are invalid and not infringed by the Company.

On December 4, 2015, Galderma Laboratories, L.P. and Galderma S.A. (collectively, “Galderma”) filed a complaint in the United States District Court for the Northern District of Texas against the Company alleging infringement of United States Patent No. 6,106,848 based upon the Company’s submission to the FDA of an ANDA seeking FDA approval to market clobetasol propionate lotion 0.05% before the expiration patent asserted in the complaint. On January 5, 2016, Galderma and Teligent entered into a Settlement and License Agreement the terms of which are confidential. On January 22, 2016, the case was dismissed with prejudice.

17.      Employee Benefits

The Company has a 401(k) contribution plan, pursuant to which employees may elect to contribute to the plan, in whole percentages, up to 100% of compensation. Employees’ contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $18,000 for 2015, $17,500 for 2014 and $17,500 for 2013, plus a catch-up contribution of up to $5,500 for 2015, 2014 and 2013, if a participant qualifies. The Company matches 100% of the first 3% of compensation contributed by participants and 50% of the next 2% of compensation contributed by participants. The Company contribution is in the form of cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $172,965, $126,600 and $93,000 in 2015, 2014 and 2013, respectively.

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

19.      Asset Purchase Agreements

Concordia

On October 5, 2015, the Company, together with a wholly-owned subsidiary of the Company incorporated under the laws of Jersey (the “Company Subsidiary”, and together with the Company, the “Purchasers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) and certain other ancillary agreements with Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch (“Concordia”), pursuant to which the Company acquired all rights, title and interests of Concordia in the existing inventory and certain contracts associated with three currently marketed injectable pharmaceutical products (Fortaz®, Zinacef TM , and Zantac® Injection) (the “Inventory”), and the Company Subsidiary acquired all rights, title and interests of Concordia in, among other things, certain other contracts, product registrations and books and records associated with those products (together with the Inventory and other assets acquired by the Company, the “Purchased Assets”). The transaction was also completed on October 5, 2015.

The transaction is accounted for as a purchase of the product and product rights, and as such the initial payment and related costs to acquire the assets (excluding inventory) are included as part of product acquisition costs totaling $10,100,000. The Company will amortize the costs over fifteen years, the useful life of the acquired products and products rights. In addition, Teligent Pharma Inc. purchased approximately $1,200,000 of inventory related to the three products acquired.

On December 10, 2015, the Company, together with Teligent Jersey Limited, a wholly-owned subsidiary of the Company incorporated under the laws of Jersey (the “Company Subsidiary,” and together with the Company, the “Purchasers”) , entered into a First Amendment to the Asset Purchase Agreement (the “First Amendment”) with Concordia, which amends the Asset Purchase Agreement, dated October 5, 2015, by and between the Purchasers and the Seller (the “Purchase Agreement”). The First Amendment amends the Purchase Agreement to include certain additional intellectual property rights in the Purchased Assets relating to the “TWISTVIAL” trademark. In connection with the First Amendment, on December 10, 2015, the Company Subsidiary also entered into a Trademark Assignment Agreement by and between the Company Subsidiary and the Seller, pursuant to which the Seller sold, conveyed, assigned, transferred and delivered the “TWISTVIAL” trademark associated with certain of the Purchased Assets.

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

In consideration for the purchase of the Purchased Assets, the Company paid AstraZeneca $0.5 million in cash in September 2014 and paid $6 million upon the compliance of a certain milestone event. In addition, the Company has agreed to pay, for each product manufactured by the Company pursuant to a Purchased Regulatory Approval, a royalty on future gross profits from product sales. On November 30, 2015, the Company entered into a First Amendment (“Amendment”) to the Asset Purchase Agreement dated as of September 24, 2014 with AstraZeneca. Pursuant to the Amendment, the Company and AstraZeneca have agreed to extend the date prior to which the Company may elect to satisfy in full its royalty obligations with a full payment of $3,000,000 from December 1, 2015 to June 30, 2016.

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

The transaction is accounted for as a purchase of the product and product rights, and as such the initial payment and related costs to acquire the asset are included as part of product acquisition costs totaling $3,565,000. The Company will amortize the costs over fifteen years, the useful life of the acquired products and products rights, commencing when the product can be sold.

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

20. Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for the fiscal years 2015 and 2014:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
(in thousands, except per share data)
Year Ended December 31, 2015
Total revenues, net	$10,671	$8,893	$11,615	$13,071	$44,250
Gross profit	5,628	3,666	6,077	5,944	21,315
Operating income (loss)	1,098	(1,911)	391	(2,769)	(3,192)
Net income (loss)	6,555	9,376	(2,888)	(6,375)	6,668
Net income (loss) attributable to common stockholders	6,555	9,376	(2,888)	(6,375)	6,668
Basic income (loss) per share	$0.12	$0.18	$(0.05)	$(0.12)	$0.13
Diluted income (loss) per share	$0.01	$(0.03)	$(0.05)	$(0.12)	$(0.07)

Year Ended December 31, 2014
Total revenues, net	$6,853	6,483	6,668	13,736	33,740
Gross profit	2,866	2,903	2,632	8,391	16,792
Operating income (loss)	219	(281)	(144)	4,112	3,906
Net income (loss)	167	(345)	(202)	5,631	5,251
Net income (loss) attributable to common stockholders	167	(345)	(202)	5,631	5,251
Basic income (loss) per share	$0.00	$(0.01)	$0.00	$0.11	$0.11
Diluted income (loss) per share	$0.00	$(0.01)	$0.00	$0.09	$0.09

TELIGENT, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions

	Balance at	Charged to	Charged
	Beginning	Costs and	other		Balance at
	of Year	Expenses	Accounts	Deductions	End of Year
Year Ended December 31, 2013
Change in Tax Valuation Allowance	$12,358	-	-	296	$12,062
Year Ended December 31, 2014
Change in Tax Valuation Allowance	$12,062	-	-	1,092	$10,970
Year Ended December 31, 2015
Change in Tax Valuation Allowance	$10,970	-	3,350	-	$14,320