Form 10-Q
period 2016-03-31
Teligent, Inc.
filed 2016-05-10
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐     No ☑

The number of shares outstanding of the issuer's common stock is 53,059,273 shares as of May 4, 2016.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2016 and 2015

(in thousands, except shares and per share information)

(Unaudited)

	March 31,	March 31,
	2016	2015
Revenues:
Product sales, net	$15,422	$10,510
Research and development services and other income	235	161
Total revenues	15,657	10,671

Costs and Expenses:
Cost of revenues	7,702	5,043
Selling, general and administrative expenses	3,407	1,900
Product development and research expenses	3,711	2,630
Total costs and expenses	14,820	9,573
Operating income	837	1,098

Other Income (Expense):
Change in the fair value of derivative liability	-	8,625
Foreign currency exchange gain	1,553	-
Interest and other expense, net	(3,318)	(3,168)
(Loss) income before income tax expense	(928)	6,555

Income tax expense	22	-

Net (loss) income	$(950)	$6,555

Basic earnings (loss) per share	$(0.02)	$0.12
Diluted earnings (loss) per share	$(0.02)	$0.01

Weighted average shares of common stock outstanding:
Basic	53,031,351	52,841,900
Diluted	53,031,351	67,210,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31, 2016	December 31,
	(Unaudited)	2015*
ASSETS
Current assets:
Cash and cash equivalents	$87,040	$87,191
Accounts receivable, net	13,159	14,028
Inventories	10,091	8,985
Prepaid expenses and other receivables	7,450	6,597
Total current assets	117,740	116,801
Property, plant and equipment, net	11,125	8,706
Debt issuance costs, net	3,830	4,027
Intangible assets, net	54,916	54,320
Goodwill	459	426
Other	474	482
Total assets	$188,544	$184,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,437	$3,955
Accrued expenses	8,163	6,267
Deferred income, current	324	476
Capital lease obligation, current	40	70
Total current liabilities	12,964	10,768

Convertible 3.75% senior notes, net of debt discount (face of $143,750)	108,800	106,991
Deferred tax liability	261	244
Total liabilities	122,025	118,003

Stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 53,059,273 and 53,000,689 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	550	549
Additional paid-in capital	100,011	99,258
Accumulated deficit	(33,868)	(32,918)
Accumulated other comprehensive loss, net of taxes	(174)	(130)
Total stockholders’ equity	66,519	66,759
Total liabilities and stockholders' equity	$188,544	$184,762

*Derived from the audited December 31, 2015 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2016 and 2015

(in thousands, except shares and per share information)

(Unaudited)

	March 31,	March 31,
	2016	2015

Net (loss) income	$(950)	$6,555

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(44)	-
Other comprehensive loss	(44)	-

Comprehensive (loss) income	$(994)	$6,555

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the three months ended March 31, 2016

(in thousands, except share information)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2015	53,000,689	$549	$99,258	$(32,918)	$(130)	$66,759

Stock based compensation expense			753			753
Stock options exercised	1,000		1			1
Issuance of stock for vested restricted stock units	52,584	1	(1)			-
Issuance of stock to a consultant	5,000		36			36
Costs related to recovery from stockholder			(36)			(36)
Cumulative translation adjustment					(44)	(44)
Net loss	-	-	-	(950)	-	(950)

Balance, March 31, 2016	53,059,273	$550	$100,011	$(33,868)	$(174)	$66,519

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2016 and 2015

(in thousands)

(Unaudited)

	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(950)	$6,555
Reconciliation of net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization of fixed assets	174	118
Amortization of license fee	-	25
Stock based compensation	753	378
Amortization of debt issuance costs	197	195
Amortization of intangibles	705	30
Foreign currency exchange gain	(1,553)	-
Amortization of debt discount on convertible 3.75% senior notes	1,809	1,590
Change in the fair value of derivative liability	-	(8,625)
Changes in operating assets and liabilities
Accounts receivable	927	(1,939)
Inventories, net	(954)	(938)
Prepaid expenses and other current receivables	(545)	(148)
Other assets	8	-
Accounts payable and accrued expenses	2,364	2,705
Deferred income	(153)	(60)

Net cash provided by (used in) operating activities	2,782	(114)

Cash flows from investing activities:
Product acquisition costs	(330)	(1,500)
Capital expenditures	(2,586)	(211)

Net cash used in investing activities	(2,916)	(1,711)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	1	15
Principal payments on capital lease obligations	(30)	(33)
Debt issuance costs	-	(9)
Costs related to recovery from stockholder	(36)	-

Net cash used in financing activities	(65)	(27)

Effect of exchange rate on cash and cash equivalents	48	-
Net decrease in cash and cash equivalents	(199)	(1,852)
Cash and cash equivalents at beginning of period	87,191	158,883

Cash and cash equivalents at end of period	$87,040	$157,031

Supplemental Cash flow information:
Cash payments for interest	$1	$49
Cash payments for income taxes	22	45

Non cash investing and financing transactions:
Issuance of restricted stock	$-	$347
Issuance of stock to a consultant	$36	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”,) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2015 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

1.	Organization and Business

Teligent, Inc., and its subsidiaries, (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded and generic injectable pharmaceutical products in the United States and Canada.  In the United States we currently market nine generic topical pharmaceutical products and four branded generic injectable pharmaceutical products.  Through the completion of an acquisition, we now sell a total of eighteen generic and branded generic injectable products and medical devices in Canada.  Generic pharmaceutical products are bioequivalent to their brand name counterparts.  We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter (“OTC”), and cosmetic markets.  We operate our business under one segment. Effective October 23, 2015, we changed our name from IGI Laboratories, Inc. to Teligent, Inc.  On October 26, 2015, our common stock, which was previously listed on the NYSE MKT, began trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey.

2.	Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $87 million at March 31, 2016 and cash from operations. The Company terminated its $10 million credit facility with General Electric Capital Corporation, as agent, and GE Capital Bank and certain other institutions, as lenders, in February 2016.

On December 10, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell its 3.75% Convertible Senior Notes due 2019 (the “Notes”). The Company received net proceeds of approximately $139 million, after expenses of approximately $4.8 million, upon completion of the transaction. The sale was completed on December 16, 2014. See Note 6.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that its existing capital resources will be sufficient to support its current business plan and operations beyond May 2017.

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

Stock Based Compensation

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, notes payable, accounts payable, capital leases and other accrued liabilities at March 31, 2016 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, "Fair Value Measurements and Disclosures". ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measures its derivative liability at fair value. The derivative embedded convertible option related to the Notes issued December 16, 2014 was valued using the “with” and “without” analysis. A “with” and “without” analysis is a standard valuation technique for valuing embedded derivatives by first considering the value of the Notes with the option and then considering the value of the Notes without the option. The difference is the fair value of the embedded derivatives. The embedded derivative is classified within Level 3 because it is valued using the “with” and “without” method, which does utilize inputs that are unobservable in the market.

On May 20, 2015, the Company received approval to increase its authorized shares sufficient to allow for the conversion of the entire note into equity at its annual shareholders meeting. Therefore, the derivative liability of $18.3 million was reclassified into stockholders equity. The Company recorded a change in the fair value of the derivative liability through May 20, 2015 of $23.1 million for the year ended December 31, 2015. On May 20, 2015, the Company reclassified the fair value of the derivative liability into stockholders equity due to the approval of sufficient shares. Based on the closing price of the Company’s common stock as of March 31, 2016, the net carrying value of the Notes was approximately $108.8 million compared to their face value of $143.75 million as of March 31, 2016. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk.

Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the Notes and the exercise of options and warrants. For the three months ended March 31, 2016, the potential dilutive common stock equivalents have been excluded from the computation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

For the three months ended March 31, 2016 and 2015

(in thousands except shares and per share data)

	2016	2015
Basic earnings (loss) per share computation:
Net (loss) income - basic	$(950)	$6,555
Weighted average common shares - basic	53,031,351	52,841,900
Basic (loss) earnings per share	$(0.02)	$0.12

Dillutive earnings (loss) per share computation:
Net (loss) income - basic	$(950)	$6,555
Interest expense related to convertible 3.75% senior notes	-	$1,348
Amortization of discount related to convertible 3.75% senior notes	-	$1,590
Change in the fair value of derivative	-	(8,625)
Net (loss) income - diluted	$(950)	$868

Share Computation:
Weighted average common shares - basic	53,031,351	52,841,900
Effect of convertible 3.75% senior notes	-	12,732,168
Effect of dilutive stock options and warrants	-	1,636,109
Weighted average common shares outstanding - dilluted	53,031,351	67,210,177
Dilluted (loss) earnings per share	$(0.02)	$0.01

Revenue Recognition

The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred or contractual services rendered, the sales price is fixed or determinable, and collection is reasonably assured in conformity with ASC 605, “Revenue Recognition”.

The Company derives its revenues from three basic types of transactions: sales of its own pharmaceutical products, sales of manufactured product for its customers included in product sales, and research and product development services and other services performed for third parties.  Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition policies for each.

Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

	Three months ended
	March 31,
	2016	2015

Company product sales	$9,191	$8,096
Contract manufacturing sales	6,231	2,414

Product sales, net	$15,422	$10,510

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

Gross-To-Net Sales Deductions

(in thousands)

	Three months ended
	March 31,
	2016	2015

Gross Company product sales	$26,823	$22,307

Reduction to gross product sales:
Chargebacks and billbacks	12,345	12,512
Sales discounts and other allowances	5,287	1,699
Total reduction to gross product sales	17,632	14,211

Company product sales, net	$9,191	$8,096

Net Company product sales of $9.2 million and $8.1 million for the three months ended March 31, 2016 and 2015, respectively are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $15.6 million and $6.1 million at March 31, 2016 and 2015, respectively. Accounts payable and accrued expenses include $2.1 million and $2.9 million at March 31, 2016 and 2015, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $0.6 million and $1.6 million for the three month periods ended March 31, 2016 and 2015, respectively, were included in cost of goods sold. In addition, in connection with four of the nine products the Company currently manufactures, markets and distributes in its own label, in accordance with an agreement entered into in December 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales exclude fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.5 million and $0.9 million at March 31, 2016 and 2015, respectively, related to these royalties. Royalty expense of $0.5 million and $0.9 million was included in cost of goods sold for the three months ended March 31, 2016 and 2015, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs. In accordance with an agreement entered into in September 2014, the Company is required to pay a royalty calculated based on a percentage of gross sales to one of its pharmaceutical partners, to be paid quarterly to the pharmaceutical partner. Product sales commenced during March 2016, and accordingly, accounts payable and accrued expenses include $10,000 and $0 at March 31, 2016 and 2015, respectively, related to these royalties. Royalty expense of $10,000 and $0 was included in cost of goods sold for the three months ended March 31, 2016 and 2015, respectively.

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

Research and Development Services and Other Income:  The Company establishes agreed upon product development agreements with its customers to perform product development services. Product development revenues are recognized in accordance with the product development agreement upon the completion of the phases of development and when the Company has no future performance obligations relating to that phase of development. Revenue recognition requires the Company to assess progress against contracted obligations to assure completion of each stage. These payments are generally non-refundable and are reported as deferred until they are recognizable as revenue. If no such arrangement exists, product development fees are recognized ratably over the entire period during which the services are performed. Other types of revenue include royalty or licensing revenue, and would be recognized based upon the contractual agreement upon completion of the earnings process.

Concentration of Credit Risk

Major customers of the Company are defined as having revenue greater than 10% of total revenue. For the three months ended March 31, 2016, four of the Company’s customers accounted for 64% of the Company’s revenue. For the three months ended March 31, 2015, three of the Company’s customers accounted for 69% of the Company’s revenue. Two of these customers are the same for both periods. Accounts receivable related to the Company’s major customers comprised 57% of all accounts receivable as of March 31, 2016. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Expansion into foreign operations in the fourth quarter of 2015 has generated net revenues greater than 10% outside of the United States. For the three months ended March 31, 2016, domestic net revenues were $13.4 million and foreign net revenues were $2.2 million. As of March 31, 2016, domestic assets were $136.4 million and foreign assets were $52.1 million.

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging”. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company's derivative liability was the embedded convertible option of its Notes issued December 16, 2014 (see Note 6), which has been recorded as a liability at fair value until May 20, 2015, and was revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015. The Company has no derivatives at March 31, 2016 and December 31, 2015.

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

In March 2016, the FASB ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting”. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

4.	Inventories

Inventories are valued at the lower of cost or market, using the first-in-first-out method.

Inventories at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
	( in thousands)

Raw materials	$4,854	$4,833
Work in progress	98	128
Finished goods	5,139	4,024
Total	$10,091	$8,985

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
	(in thousands)

Land	$257	$257
Building and improvements	5,426	5,296
Machinery and equipment	6,967	5,270
Construction in progress	4,360	3,594
	17,010	14,417
Less accumulated depreciation and amortization	(5,885)	(5,711)

Property, plant and equipment, net	$11,125	$8,706

The Company recorded depreciation and amortization expense of $174,000 and $118,000 as of March 31, 2016 and March 31, 2015, respectively. During the three months ended March 31, 2016 and March 31, 2015, there were $22,000 of interest and $0 of interest, respectively, capitalized into construction in progress.

6.	Convertible 3.75% Senior Notes

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were approximately $139 million, after deducting underwriting fees and other related expenses of approximately $4.8 million. Accrued interest in the amount of $1.6 million related to the Notes was included in accrued expenses as of March 31, 2016.

The Notes bear interest at a fixed rate of 3.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015, and mature on December 15, 2019, unless earlier repurchased, redeemed or converted. The Notes are convertible into shares of the Company’s common stock, cash or a combination thereof.

On May 20, 2015, the Company received shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon conversion of the Notes. As a result, the conversion option can now be share-settled in full, and now qualifies for equity classification, and the bifurcated derivative liability no longer needs to be accounted for as a separate derivative on a prospective basis as of May 20, 2015. The remaining unamortized debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized using the effective interest method through interest expense.  After adjusting the derivative liability to market value on May 20, 2015, the Company reclassified the entire $18.3 million value of the derivative liability to stockholders equity.

The Notes are convertible at an initial conversion price of approximately $11.29 per share, which is equivalent to an initial conversion rate of 88.5716 shares per $1,000 principal amount of Notes, subject to adjustment in certain events, such as distributions of dividends or stock splits. Holders may convert their Notes at their option prior to September 15, 2019, when or if certain conditions have been met or circumstances have occurred, such as if the Company’s stock price exceeds 130% of the conversion price under the Notes for a designated period of time, or if the trading price of the Notes is, for a designated period of time, less than 98% of the closing sale price of the Company’s common stock multiplied by the then-current conversion rate of the Notes, or if the Company calls Notes for redemption, or if certain specified corporate events occur. Holders may also convert their Notes at their option at any time on or after September 15, 2019 and prior to the close of business on the business day immediately preceding the stated maturity date. In addition, following the occurrence of certain changes of control of the Company described in the Indenture governing the Notes or termination of trading of the Company’s common stock or other securities into which the Notes are convertible (a “make-whole fundamental change”) or the delivery by the Company of a notice of redemption, the conversion rate for a holder who elects to convert its Notes in connection with such make-whole fundamental change or such notice of redemption will increase in certain circumstances. Additionally, subject to certain conditions, the Company may redeem for cash any or all outstanding Notes on or after December 19, 2017 in an amount equal to the outstanding principal amount of such Notes, plus accrued and unpaid interest.

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

Since the Company did not have sufficient authorized shares available to share-settle the conversion option in full prior to May 20, 2015, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. On December 16, 2014, the initial value allocated to the derivative liability was $43.7 million of the $143.75 million principal amount of the Notes, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Notes is 12.94%. During each reporting period through May 20, 2015, the derivative liability was marked to fair value with the change in fair value recorded in the consolidated statement of operations. This resulted in a change in the fair value of the derivative liability of $8.6 million for the three months ended March 31, 2015, and a change in the fair value of the derivative liability of $23.1 million for the year ended December 31, 2015.

The remaining unamortized discount and unamortized debt financing costs will be amortized over the remaining term of the debt of 3.75 years. At March 31, 2016 and December 31, 2015, the net carrying amount of the Notes and the remaining unamortized debt discount were as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)

Face amount of the Notes	$143,750	$143,750
Unamortized discount	34,950	36,759
Carrying amount of the Notes	$108,800	$106,991

Deferred financing costs associated with the Notes include fees of $3.8 million at March 31, 2016 and $4.6 million at March 31, 2015. The assumptions used in connection with the valuation of the convertible option of the Notes issued December 16, 2014 utilizing the "with” and “without” method (discussed in Note 3) was as follows:

	Initial Measurement	Measurement	Measurement
	December 16,	December 31,	May 20,
	2014	2014	2015
Issue date	12/17/2014	12/17/2014	12/17/2014
Maturity date	12/15/2019	12/15/2019	12/15/2019
Term	4.99	4.92	4.57
Principal (millions)	143.75	143.75	143.75
Coupon	3.75%	3.75%	3.75%
Seniority	Senior unsecured	Senior unsecured	Senior unsecured
Conversion shares	88.572	88.572	88.572
Conversion price	$11.29	$11.29	$11.29

Stock price	$9.45	$8.80	$5.73
Risk free rate	1.61%	1.64%	1.44%

Volatility (rounded)	40.00%	40.00%	46.00%

For the three months ended March 31, 2016, and March 31, 2015, the Company recorded the following expenses in relation to the Notes:

	Three months ended
	March 31, 2016	March 31, 2015
	(in thousands)

Interest Expense at 3.75% coupon rate	$1,347	$1,348
Debt discount amortization	1,809	1,590
Amortization of deferred financing costs	197	173
Total interest expense (1)	$3,353	$3,111

(1) Included within "Interest and other expense, net" on the Consolidated Statements of Operations

7.	Goodwill and Intangible Assets

Goodwill

The Company acquired the assets of Canadian pharmaceutical company Alveda Pharmaceuticals, Inc., in November 2015. As a result of the acquisition, we recorded goodwill of $0.4 million. We assess the recoverability of the carrying value of goodwill in the fourth quarter of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from December 31, 2015 through March 31, 2016. No impairment losses were recognized during the three months ended March 31, 2016.

Changes in goodwill during the quarter ended March 31, 2016 were as follows (in thousands):

Goodwill
December 31, 2015	$426
Acquisition	-
Impairments	-
Foreign currency translation	33
March 31, 2016	$459

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2016 and December 31, 2015.

	March 31, 2016			Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Amortization
	Amount	Amortization	Amount	Period
Trademarks and Technology	$48,611	$(1,269)	$47,343	14.62
In process research and development ("IPR&D")	4,015	-	4,015	N/A - Indefinite lived
Customer relationships	3,688	(131)	3,557	9.63
Total	$56,315	$(1,399)	$54,916

	December 31, 2015			Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Amortization
	Amount	Amortization	Amount	Period
Trademarks and Technology	$47,679	$(651)	$47,028	14.8
In process research and development ("IPR&D")	3,875	-	3,875	N/A - Indefinite lived
Customer relationships	3,460	(43)	3,417	9.9
Total	$55,014	$(694)	$54,320

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three months ended March 31, 2016 and March 31, 2015, and therefore no impairment loss was recognized in the three months ended March 31, 2016 and March 31, 2015.

Changes in intangibles during the three months ended March 31, 2016 were as follows (in thousands):

	Trademarks and Technology	IPR&D	Customer Relationships
December 31, 2015	$47,028	$3,875	3417
Acquisition	330	-	-
Amortization	(618)	-	(87)
Foreign currency translation	603	140	227
March 31, 2016	47,343	4,015	3,557

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of March 31, 2016 over the remainder of 2016 and each of the next five years is estimated to be as follows ($ in thousands):

Amortization Expense *
2016 (remainder of the year)	$2,203
2017	2,937
2018	2,937
2019	2,937
2020	2,937
2021	2,937

*IPR&D amounts will be amortized once products become saleable, and are not included in the table above.

8.	Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to the Director Plan. A total of 2,634,798 options have been granted to non-employee directors through March 31, 2016, and 807,782 of those have been forfeited through March 31, 2016 and returned to the option pool for future issuance. As of March 31, 2016, there were 650,000 shares of common stock outstanding under the Director Plan. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years.

The 1999 Stock Incentive Plan, as amended (“1999 Plan”), replaced all previously authorized employee stock option plans, and no additional options may be granted under those previous plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company's employees, officers, directors, consultants and advisors to purchase a maximum of 3,200,000 shares of common stock. However, pursuant to the terms of the 1999 Plan, no awards may be granted after March 16, 2009. A total of 2,892,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company's common stock at the date of grant. Options outstanding under the 1999 Plan were generally exercisable in cumulative increments over four years commencing one year from date of grant. There were no options outstanding under the 1999 Plan at March 31, 2016.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units (“RSUs”) and performance awards. The 2009 Plan was created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of March 31, 2016, options to purchase 3,395,869 shares of common stock were outstanding under the 2009 Plan. As of March 31, 2016, 188,234 RSUs were outstanding under the 2009 Plan. As of March 31, 2016, 1,506,248 shares of restricted stock had been granted under the 2009 Plan and 230,420 of those have been forfeited through March 31, 2016 and returned to the pool for future issuance.

In summary, there are 4,045,869 options outstanding under the Director Plan and the 2009 Plan, collectively as of March 31, 2016.

There are 122,201 options available for issuance under the Director Plan and the 2009 Plan collectively as of March 31, 2016.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

	For the three months ended
	March 31, 2016	March 31, 2015

Expected volatility	68.0% - 69.9%	52.7% - 55.2%
Expected term (in years)	3.2 -3.3 years	3.2 -3.3 years
Risk-free rate	1.15%	0.89% - 1.14%
Expected dividends	0%	0%

A summary of option activity under the 1999 Plan, the Director Plan and the 2009 Plan as of March 31, 2016 and changes during the period are presented below:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding as of January 1, 2016	3,592,734	$4.36
Issued	485,135	$7.46
Exercised	(1,000)	$1.10
Forfeited	(31,000)	$8.64
Expired	-	-
Outstanding as of March 31, 2016	4,045,869	$4.70

Exercisable as of March 31, 2016	2,533,202	$2.57

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2016 and March 31, 2015, were $3.53 and $3.84, respectively.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2016:

Outstanding:
			Weighted
	Stock	Weighted	Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.79 - $1.00	50,000	$0.79	3.76
$1.01 - $1.50	1,861,400	$1.07	5.89
$1.51 - $10.67	2,134,469	$7.95	8.97
Total	4,045,869	$4.70	7.49

Exercisable:
	Stock	Weighted
	Options	Average
Range of Exercise Prices	Exercisable	Exercise Price

$0.79 - $1.00	50,000	$0.79
$1.01 - $1.50	1,851,400	$1.07
$1.51 - $10.67	631,802	$7.12
Total	2,533,202	$2.57

As of March 31, 2016, the intrinsic value of the options outstanding was $7.9 million and the intrinsic value of the options exercisable was $7.8 million. The intrinsic value of options exercised during the three months ended March 31, 2016 was $3,800. As of March 31, 2016, there was approximately $4.8 million of total unrecognized compensation cost that will be recognized through March 2019 related to non-vested share-based compensation arrangements granted under the Director Plan and 2009 Plan.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $180,000 and $99,300 of compensation expense during the three months ended March 31, 2016 and 2015, respectively, related to restricted stock and RSU awards.  Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs.  At March 31, 2016, the Company had approximately $1.6 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through January 2019.

	Number of	Weighted Average
	RSUs	Exercise Price
Non-vested balance at January 1, 2016	182,750	$10.23

Changes during the period:
Shares granted	58,068	7.50
Shares vested	(52,584)	10.67
Shares forfeited	-	-

Non-vested balance at March 31, 2016	188,234	$9.26

9.	Stock Warrants

Stock Warrant activity for the quarter ended March 31, 2015 consisted of:

	2015
		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at January 1,	84,000	$1.21

Changes during the period:
Stock warrants granted	-	-
Stock warrants expired	-	-
Stock warrants exercised	-	1.21

Balance at March 31,	84,000	$1.21

In connection with the private placement of the Company’s common stock on December 8, 2010, the Company granted common stock warrants to purchase up to 338,182 and 16,364 shares, respectively, to each of its two placement agents for $1.21 per share which expired on December 8, 2015. There are no stock warrants outstanding as of March 31, 2016.

10.	Income Taxes

As a result of a recent acquisition, the Company now conducts operations and is subject to tax in certain foreign countries. It is the intent of the Company to permanently reinvest any earnings and profits generated by its foreign affiliates. Additionally, one of its foreign affiliates is subject to tax in Estonia. Estonia has a dual tax rate: 0% for earnings and profits as they are generated and 20% for earnings and profits that are distributed to shareholders. The Company has taken the position that the 20% tax rate applies only when dividends have been declared and recognized as a liability. Accordingly, the Company has provided no taxes on the current earnings generated by its Estonian affiliate. Income tax expense for the three months ended March 31, 2016 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period adjusted for discrete items. The Company excludes from the calculation of the annual effective tax rate those jurisdictions that are projected to operate at a loss and in which a tax benefit will not be recognized.

At December 31, 2015, the Company’s U.S. federal net operating loss carryforwards totaled $35.6 million. The Company’s ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that operating losses subsequent to the change date in 2010 (aggregating $7.8 million) are not subject to Section 382 limitations. The Company has estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. The Company’s loss carryforwards may be further limited in the future if additional ownership changes occur.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes”. ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2012 to 2014. The Company has not recorded any liability for uncertain tax positions at March 31, 2016 or March 31, 2015.

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

On May 21, 2015, Horizon Pharma Ireland Limited, HZNP Limited and Horizon Pharma USA, Inc., (collectively “Horizon”), filed a complaint in the United States District Court for the District of New Jersey against us alleging infringement of certain United States patents based upon our submission to the U.S Food and Drug Administration (the “FDA”) of an Abbreviated New Drug Application (“ANDA”) seeking FDA approval to market diclofenac topical solution 2% before the expiration of the patents asserted in the complaint.

On June 30, 2015, August 11, 2015, September 17, 2015, October 27, 2015 and February 5, 2016, Horizon filed additional complaints in the United States District Court for the District of New Jersey against the Company alleging infringement of other of its United States patents in relation to the Company’s submission of the same ANDA.

On July 21, 2015, September 11, 2015, October 6, 2015, October 21, 2015, December 17, 2015, and March 17, 2016 the Company filed answers, affirmative defenses and counterclaims with respect to the complaints filed by Horizon.  In those filings, the Company asserted that the patents alleged to be infringed in the complaints filed by Horizon are invalid and not infringed by us. On April 27, 2016, Horizon and Teligent filed a stipulation of dismissal to dismiss the cases.  The court entered an order dismissing the cases on May 2, 2016. On May 9, 2016, Horizon and Teligent entered into a settlement agreement.  Under the settlement agreement, Teligent obtained a license to market diclofenac topical solution 2% no later than January 10, 2029 or earlier in certain circumstances, including the resolution by settlement or court decision of other third party litigation involving diclofenac topical solution 2% or the market entry by other third party generic versions of diclofenac topical solution 2%. At this time, Teligent cannot estimate if or when any of those earlier events might occur.

On December 4, 2015, Galderma Laboratories, L.P. and Galderma S.A., collectively referred to as Galderma, filed a complaint in the United States District Court for the Northern District of Texas against the Company alleging infringement of United States Patent No. 6,106,848 based upon the Company’s submission to the FDA of an ANDA seeking FDA approval to market clobetasol propionate lotion 0.05% before the expiration patent asserted in the complaint. On January 5, 2016, Galderma and the Company entered into a Settlement and License Agreement, the terms of which are confidential. On January 22, 2016, the case was dismissed with prejudice.

12.	Asset Purchase Agreements

Sebela

On March 31, 2016, the Company entered into an Asset Purchase Agreement and certain other ancillary agreements with Sebela International Limited, an Irish company resident in Bermuda (“Sebela”). The Company acquired all rights, title and interests of Sebela in its existing inventory and certain of its contracts associated with two medical devices, which the Company had previously developed.

The transaction is accounted for as a purchase of the product and product rights, and as such the initial payment and related costs to acquire the assets (excluding inventory) are included as part of product acquisition costs totaling $330,000. The Company will amortize the costs over fifteen years, the useful life of the acquired products and products rights. In addition, the Company purchased approximately $69,000 of inventory related to the products acquired.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The forward-looking statements set forth herein speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Company Overview

Strategic Overview

Teligent, Inc., and its subsidiaries (collectively the “Company”) is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded and generic injectable pharmaceutical products in the United States and Canada.  In the United States we currently market nine generic topical pharmaceutical products and four branded generic injectable pharmaceutical products.  Through the completion of an acquisition, we now sell a total of eighteen generic and branded generic injectable products and medical devices in Canada.  Generic pharmaceutical products are bioequivalent to their brand name counterparts.  We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter (“OTC”), and cosmetic markets.  We operate our business under one segment. Effective October 23, 2015, we changed our name from IGI Laboratories, Inc. to Teligent, Inc.  On October 26, 2015, our common stock, which was previously listed on the NYSE MKT, began trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey.

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

As of the date of this report, we have acquired 25 drug products that have been previously approved by the U.S. Food and Drug Administration (“FDA”). Our pipeline includes 34 Abbreviated New Drug Applications (“ANDAs”) filed with the FDA, for additional pharmaceutical products. In addition, we have four abbreviated new drug submissions (“ANDSs”), on file with Health Canada. We have an additional 36 product candidates at various stages of our development pipeline, ten of which are on stability testing. In March 2016, we launched Cefotan™ (Cefotan for Injection). This was our first product approved and launched from the portfolio of discontinued and withdrawn new drug applications (“NDAs”), and ANDAs that we purchased from AstraZeneca Pharmaceuticals LP (“AstraZeneca”) on September 25, 2014. We also launched lidocaine 5% ointment in March 2016. We have also experienced an increased rate of review by the FDA of applications filed in Generic Drug User Fee Amendments (“GDUFA”), Year 3 and Year 4, which began October 1, 2014, and October 1, 2015, respectively. We submitted three ANDAs in the first quarter of 2016. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least fifteen ANDAs in total in 2016 through our internal product development program, and we plan to submit at least 8 regulatory filings with Health Canada in 2016. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

The manufacturing and commercialization of generic specialty pharmaceutical markets is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently only manufacture and sell topical generic pharmaceutical products. We have also started selling injectable products as of the fourth quarter of 2015, consistent with our TICO strategy. We have made significant progress on our facility expansion in Buena, New Jersey, to support our increased activity. As we continue to execute our TICO strategy, we will compete in other markets, including the ophthalmic generic pharmaceutical market, and expect to face other competitors.

For the three months ended March 31, 2016, we had sales to four customers which individually accounted for more than 10% of our total revenue. These customers had sales of $3.5million, $3.0 million, $1.9 million and $1.5 million, respectively, and represented 64% of total revenues in the aggregate. Accounts receivable related to these major customers comprised 57% of all accounts receivable as of March 31, 2016. For the three months ended March 31, 2015, 62% of our total product sales, net were to one of the three large wholesale drug distributors noted below. The three large wholesale drug distributors are: AmerisourceBergen Corporation (“ABC”), Cardinal Health, Inc. (“Cardinal”), and McKesson Drug Company (“McKesson”). ABC accounted for approximately 45% of our accounts receivable as of March 31, 2015.

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

We consider our business relationships with ABC, Cardinal and McKesson to be in good standing and have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. We continue to seek to diversify our existing portfolio of specialty generic drug products through internal research and development, we expect to file up to 15 ANDAs in 2016. In addition, we continue to explore business development opportunities to add additional products and or capabilities to our existing portfolio.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended March 31, 2016, approximately 92% of our revenue was derived from pharmaceutical customers, as compared to 79% of total contract manufacturing revenue for the three months ended March 31, 2015. Two of our contract manufacturing services customers represented 31% of total revenue in for the three months ended March 31, 2016 and one of our contract manufacturing services customers represented 11% of total revenue for the three months ended March 31, 2015. We do not expect any contract manufacturing or formulation services customers to exceed 10% of revenue in 2016 and beyond.

Recent Events

On February 2, 2016, we announced the approval of an ANDA for Lidocaine Ointment USP 5%, the generic equivalent of Xylocaine®. This was the Company’s third approval from its internally developed pipeline of topical generic pharmaceutical products. We launched Lidocaine Ointment USP 5% in March 2016.

On February 26, 2016, we announced the approval of an ANDA for Desoximetasone Ointment USP 0.25%, the generic equivalent of Topicort Ointment, 0.25%, of Taro Pharmaceuticals U.S.A., Inc. This is the Company’s fourth approval from its internally developed pipeline of topical generic pharmaceutical products. The Company expects to launch Desoximetasone Ointment USP 0.25% in the second quarter of 2016.

On March 21, 2016, we announced the launch of Cefotan™ (Cefotan for Injection). This is the Company’s first product launched from the portfolio of discontinued and withdrawn NDAs and ANDAs that the Company purchased from AstraZeneca on September 25, 2014.

Results of Operations

Three months ended March 31, 2016 compared to March 31, 2015

We had a net loss of $1.0 million, or $0.02 per share, for the three months ended March 31, 2016, compared to net income of $6.6 million, or $0.12 per share, for the three months ended March 31, 2015, which resulted from the following:

Revenues (in thousands):

	Three Months Ended
	2016	2015	$ Change	% Change
Components of Revenue:
Product sales, net	$15,422	$10,510	$4,912	47%
Research and development services and other income	235	161	74	46%
Total Revenues	$15,657	$10,671	$4,986	47%

Net product sales were $15.4 million for the three months ended March 31, 2016, compared to $10.5 million for the same period in the prior year. This represents a $4.9 million increase in 2016 from 2015. This increase was primarily due to increased revenue from our own generic pharmaceutical product line and our entry in to the specialty generic injectable market. In addition, we acquired two new customers in the fourth quarter, for which we manufactured one of our generic topical products in a private label.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Cost of revenue	$7,702	$5,043	$2,659	53%
Selling, general and administrative	3,407	1,900	1,507	79%
Product development and research	3,711	2,630	1,081	41%
Totals costs and expenditures	$14,820	$9,573	$5,247	55%

Cost of sales increased for the three months ended March 31, 2016 as compared to the same period in 2015 as a result of the increase in total revenue. Cost of sales as a percentage of total revenue was 49% for the three months ended March 31, 2016 as compared to 47% for same period in 2015. This increase in cost of revenue as a percent of sales was caused primarily by the decline in per unit pricing for our largest product in the first quarter of 2016 as compared to the first quarter of 2015.  In addition, in the first quarter of 2016, our costs of revenue includes the write-down of the inventory step up in basis in the amount of $0.4 million.  The inventory step-up was recorded in connection to the inventory we acquired in November of 2015 in connection with our acquisition of Alveda Pharma, Inc.  Consistent with our strategy, we expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the three months ended March 31, 2016 increased by $1.5 million as compared to the same period in 2015. In 2016, there were increases of $0.7 million in amortization expense related to assets acquired in the fourth quarter of 2015, $0.3 million in expenses related to our Canadian operations, other corporate expenses of $0.2 million, $0.1 million from the issuance of stock-based compensation related to options and restricted stock, professional fees of $0.1 million, and salary and related costs of $0.1 million.

Product development and research expenses for the three months ended March 31, 2016 increased by $1.1 million as compared to the same period in 2015. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased headcount which resulted in an increase of $0.6 million in salaries and related costs; fees related to GDUFA, and the associated filing of our applications with the FDA, increased by $0.4 million, exhibit batch costs increased by $0.1 million, an increase of $0.2 million in expenses related to Canadian operations, $0.1 million increase in professional fees, $0.1 million increase in stock based compensation related to options and restricted stock, and a $0.1 million increase in overhead costs. These were partially offset by decreases in pilot batch study costs of $0.2 million and clinical study costs of $0.1 million, and consulting fees of $0.1 million.

Other Income (Expense) (in thousands):

	Three Months Ended March		Increase/(Decrease)
	2016	2015	$ Change	% Change
Interest and other expense, net	$(3,318)	$(3,168)	$150	-5%
Foreign exchange gain	$1,553	$-	$1,553	100%
Change in the fair value of derivative liability	$-	$8,625	$(8,625)	-100%

Interest expense increased by $0.2 million for the three months ended March 31, 2016 as compared to the same period in 2015. This increase was due to a $0.2 million increase related to the interest expense, amortization of debt discount and amortization of debt issuance costs related to the Notes (see Note 6), partially offset by capitalized interest related to our facility expansion and interest income from the intercompany loan. Foreign exchange gain of $1.6 million was recorded in the three months ended March 31, 2016 primarily related to the foreign currency translation of our intercompany loans denominated in US dollars to our foreign subsidiaries. These loans are to be repaid in November 2022. In March 2015, we recorded an $8.6 million change in the fair value of the derivative liability, caused primarily by the decrease in the price of our common stock in the three months ended March 31, 2015. Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015, and as such there is no change in the fair value of the derivative liability recorded for the three months ended March 31, 2016.

Net Income (in thousands, except per share numbers):

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Net income (loss)	$(950)	$6,555	$(7,505)	-114%
Basic earnings (loss) per share	$(0.02)	$0.12	$(0.14)	-117%

Net loss for the three months ended March 31, 2016 was $1.0 million as compared to net income of $6.6 million in the same period last year. The decrease is due to the change in the fair value of derivative liability in 2015, partially offset by the increases in revenues, increases in costs and expenses, and a foreign currency exchange gain noted above.

Liquidity and Capital Resources

The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in)
Operating Activities	$2,782	$(114)
Investing Activities	$(2,916)	$(1,711)
Financing Activities	$(65)	$(27)

Operating Activities

The Company's operating activities provided $2.8 million of cash during the three months ended March 31, 2016, compared to $0.1 million of cash used by operating activities during the three months ended March 31, 2015. The cash provided by operating activities for the three months ended March 31, 2016 was a result of the non-cash expenses and changes in operating assets and liabilities. The cash used by operating activities for the three months ended March 31, 2015 was a result of the net income, offset by the change in the fair value of derivative liability and the non-cash expenses for the period.

Investing Activities

The Company’s investing activities used $2.9 million during the three months ended March 31, 2016, compared to $1.7 million of cash used in investing activities during the three months ended March 31, 2015. The funds used for the three months ended March 31, 2016 were for capital expenditures related to the ongoing facility expansion. The funds used for the three months ended March 31, 2015 were for the purchase of two additional products and capital expenditures related to additional equipment for the compounding and packaging areas and additional IT equipment.

Financing Activities

The Company's financing activities used $65,000 of cash during the three months ended March 31, 2016, compared to $27,000 of cash used during the three months ended March 31, 2015. The cash used in the three months ended March 31, 2016 was mainly $30,000 of principal payments on capital lease obligations and $36,000 in expenses related to recovery from a stockholder. The cash used in the three months ended March 31, 2015 was mainly the $33,000 principal payments on capital lease obligations offset by the $15,000 proceeds from the exercise of common stock options.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $87 million at March 31, 2016 and future cash from operations. The Company had working capital of $104.8 million at March 31, 2016.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond May 2017.

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

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a complete list of all Critical Accounting Policies and Estimates. See also Note 3 to the Company’s Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, our principal debt obligation was related to our Notes.  Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the Notes and is paid semi-annually every June 15 and December 15 until the Notes mature on December 15, 2019.  Since the interest rate is fixed, we have no market risk related to the Notes.

Our revolving Credit Agreement with General Electric Capital Corporation, as agent (the “Agent”), and GE Capital Bank and the other financial institutions party thereto, as lenders (the “Lenders”), called for interest to accrue based on a premium above either the current prime rate or current LIBOR rates.  Therefore, borrowings pursuant to this revolving credit facility were subject to market risk.  The Company terminated the Credit Agreement in February 2016.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of March 31, 2016, the fair value of our Notes was approximately $108.8 million compared to their face value of $143.75 million as of March 31, 2016.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective.

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

On May 21, 2015, Horizon Pharma Ireland Limited, HZNP Limited and Horizon Pharma USA, Inc., (collectively “Horizon”), filed a complaint in the United States District Court for the District of New Jersey against us alleging infringement of certain United States patents based upon our submission to the FDA of an ANDA seeking FDA approval to market diclofenac topical solution 2% before the expiration of the patents asserted in the complaint. On June 30, 2015, August 11, 2015, September 17, 2015, October 27, 2015 and February 5, 2016, Horizon filed additional complaints in the United States District Court for the District of New Jersey against the Company alleging infringement of other of its United States patents in relation to the Company’s submission of the same ANDA. On July 21, 2015, September 11, 2015, October 6, 2015, October 21, 2015, December 17, 2015, and March 17, 2016 we filed answers, affirmative defenses and counterclaims with respect to the complaints filed by Horizon.  In those filings, we asserted that the patents alleged to be infringed in the complaints filed by Horizon are invalid and not infringed by us.

On April 27, 2016, Horizon and Teligent filed a stipulation of dismissal to dismiss the cases.  The court entered an order dismissing the cases on May 2, 2016. On May 9, 2016, Horizon and Teligent entered into a settlement agreement.  Under the settlement agreement, Teligent obtained a license to market diclofenac topical solution 2% no later than January 10, 2029 or earlier in certain circumstances, including the resolution by settlement or court decision of other third party litigation involving diclofenac topical solution 2% or the market entry by other third party generic versions of diclofenac topical solution 2%. At this time, Teligent cannot estimate if or when any of those earlier events might occur.

On December 4, 2015, Galderma Laboratories, L.P. and Galderma S.A., (collectively “Galderma”), filed a complaint in the United States District Court for the Northern District of Texas against us alleging infringement of United States Patent No. 6,106,848 based upon our submission to the FDA of an ANDA seeking FDA approval to market clobetasol propionate lotion 0.05% before the expiration patent asserted in the complaint. On January 5, 2016, Galderma and the Company entered into a Settlement and License Agreement, the terms of which are confidential. On January 22, 2016, the case was dismissed with prejudice.

ITEM 1A.	Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 have not materially changed.

Risks Related to Our Business

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Four of our customers accounted for 64% of our revenue for the three months ended March 31, 2016 and three of our customers accounted for 69% of our revenue for the three months ended March 31, 2015. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We had net revenue from one product, econazole nitrate cream, which accounted for 14% and 53% of total revenues for the three months ended March 31, 2016 and 2015, respectively.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Prior to 2014, our expenses have exceeded our revenue in each of the last nine years, and no net income has been available to common stockholders during each of these years. As of March 31, 2016, our stockholders’ equity was $66.5 million and we had an accumulated deficit of $33.9 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

The Company is exposed to market risk from fluctuations in currency exchange rates.

The Company operates in multiple jurisdictions denominated in currencies of the local jurisdiction. Additionally, the Company may enter into acquisition, licensing, borrowing or other financial transactions that may give rise to currency exposure. Since the Company cannot, with certainty, foresee and mitigate against such adverse fluctuations, fluctuations in currency exchange rates could negatively affect the Company’s results of operations, financial position and cash flows.

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

After giving effect to the issuance of the Notes, we will have a substantial amount of indebtedness. As of March 31, 2016, our total consolidated indebtedness was $143.7 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

For the three months ended March 31, 2016, the average daily trading volume of our common stock on the NASDAQ Global Select Market was approximately 375,161 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $2.93 in the first quarter of 2014 and a high of $11.52 in the first quarter of 2015. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the U.S. and foreign countries;

•	economic or other crises, especially given the recent financial deterioration in the markets in which we compete, and other external factors;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the cosmetic, pharmaceutical and consumer products industry;

•	actual or anticipated sales of our common stock, including sales by our directors, officers or significant stockholders;

•	period-to-period fluctuations in our revenues and other results of operations; and

•	speculation about our business in the press or the investment community.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: May 10, 2016	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ Jenniffer Collins
Jenniffer Collins
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

