Form 10-Q
period 2016-06-30
Teligent, Inc.
filed 2016-08-08
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐     No ☑

The number of shares outstanding of the issuer's common stock is 53,095,107 shares as of August 3, 2016.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$17,025	$8,647	$32,447	$19,157
Research and development services and other income	113	246	348	407
Total revenues	17,138	8,893	32,795	19,564

Costs and Expenses:
Cost of revenues	7,582	5,227	15,284	10,270
Selling, general and administrative expenses	3,712	2,141	7,119	4,041
Product development and research expenses	4,768	3,436	8,479	6,066
Total costs and expenses	16,062	10,804	30,882	20,377
Operating income (loss)	1,076	(1,911)	1,913	(813)

Other Income (Expense):
Change in the fair value of derivative liability	-	14,519	-	23,144
Foreign currency exchange (loss) gain	(622)	-	931	-
Interest and other expense, net	(3,332)	(3,232)	(6,650)	(6,400)
(Loss) income before income tax expense	(2,878)	9,376	(3,806)	15,931

Income tax expense	23	-	45	-

Net (loss) income	$(2,901)	$9,376	$(3,851)	$15,931

Basic (loss) earnings per share	$(0.05)	$0.18	$(0.07)	$0.30
Diluted (loss) earnings per share	$(0.05)	$(0.03)	$(0.07)	$(0.02)

Weighted average shares of common stock outstanding:
Basic	53,059,799	52,861,167	53,045,576	52,851,587
Diluted	53,059,799	67,125,905	53,045,576	67,174,546

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30, 2016	December 31,
	(Unaudited)	2015*
ASSETS
Current assets:
Cash and cash equivalents	$81,201	$87,191
Accounts receivable, net	15,511	14,028
Inventories	11,047	8,985
Prepaid expenses and other receivables	2,850	6,597
Total current assets	110,609	116,801
Property, plant and equipment, net	16,376	8,706
Debt issuance costs, net	3,627	4,027
Intangible assets,net	56,006	54,320
Goodwill	460	426
Other	450	482
Total assets	$187,528	$184,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,972	$3,955
Accrued expenses	8,887	6,267
Deferred income, net	1	476
Capital lease obligation, current	-	70
Total current liabilities	12,860	10,768

Convertible 3.75% senior notes, net of debt discount (face of $143,750)	110,669	106,991
Deferred tax liability	261	244
Total liabilities	123,790	118,003

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,065,107 and 53,000,689 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	550	549
Additional paid-in capital	100,797	99,258
Accumulated deficit	(36,769)	(32,918)
Accumulated other comprehensive loss, net of taxes	(840)	(130)
Total stockholders’ equity	63,738	66,759
Total liabilities and stockholders' equity	$187,528	$184,762

*Derived from the audited December 31, 2015 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net (loss) income	$(2,901)	$9,376	$(3,851)	$15,931

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(666)	-	(710)	-
Other comprehensive loss	(666)	-	(710)	-

Comprehensive (loss) income	$(3,567)	$9,376	$(4,561)	$15,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the six months ended June 30, 2016

(in thousands, except share information)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2015	53,000,689	$549	$99,258	$(32,918)	$(130)	$66,759

Stock based compensation expense			1,527			1,527
Stock options exercised	6,834		13			13
Issuance of stock for vested restricted stock units	52,584	1	(1)			-
Issuance of stock to a consultant	5,000		36			36
Costs related to recovery from stockholder			(36)			(36)
Cumulative translation adjustment					(710)	(710)
Net loss	-	-	-	(3,851)	-	(3,851)

Balance, June 30, 2016	53,065,107	$550	$100,797	$(36,769)	$(840)	$63,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2016 and 2015

(in thousands)

(Unaudited)

	June 30,	June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(3,851)	$15,931
Reconciliation of net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization of fixed assets	396	240
Amortization of license fee	-	50
Stock based compensation	1,527	906
Amortization of debt issuance costs	400	397
Amortization of intangibles	1,437	60
Provision for write down of inventory	777	50
Foreign currency exchange gain	(931)	-
Amortization of debt discount on convertible 3.75% senior notes	3,678	3,233
Change in the fair value of derivative liability	-	(23,144)
Changes in operating assets and liabilities
Accounts receivable	(1,427)	(2,919)
Inventories, net	(2,688)	(1,362)
Prepaid expenses and other current receivables	4,083	7
Other assets	(12)	-
Accounts payable and accrued expenses	2,642	842
Deferred income	(475)	(84)

Net cash provided by (used in) operating activities	5,556	(5,793)

Cash flows from investing activities:
Product acquisition costs	(3,422)	(1,517)
Capital expenditures	(8,064)	(1,278)

Net cash used in investing activities	(11,486)	(2,795)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	13	18
Principal payments on capital lease obligations	(70)	(65)
Debt issuance costs	-	(27)
Costs related to recovery from stockholder	(36)	-

Net cash used in financing activities	(93)	(74)

Effect of exchange rate on cash and cash equivalents	33	-
Net decrease in cash and cash equivalents	(6,023)	(8,662)
Cash and cash equivalents at beginning of period	87,191	158,883

Cash and cash equivalents at end of period	$81,201	$150,221

Supplemental Cash flow information:
Cash payments for interest	$2,698	$2,777
Cash payments for income taxes	38	106

Non cash investing and financing transactions:
Issuance of restricted stock	$-	$347
Issuance of stock to a consultant	$36	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”,) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2015 has been derived from those audited consolidated financial statements. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

1.	Organization and Business

Teligent, Inc., and its subsidiaries, (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded and generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market twelve generic topical pharmaceutical products and four branded generic injectable pharmaceutical products.  Through the completion of an acquisition, we now sell a total of nineteen generic and branded generic injectable products and medical devices in Canada.  Generic pharmaceutical products are bioequivalent to their brand name counterparts.  We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter (“OTC”), and cosmetic markets.  We operate our business under one segment. Effective October 23, 2015, we changed our name from IGI Laboratories, Inc. to Teligent, Inc.  On October 26, 2015, our common stock, which was previously listed on the NYSE MKT, began trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey.

2.	Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $81.2 million at June 30, 2016 and cash from operations. The Company terminated its $10 million credit facility with General Electric Capital Corporation, as agent, and GE Capital Bank and certain other institutions, as lenders, in February 2016.

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

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that its existing capital resources will be sufficient to support its current business plan and operations beyond August 2017.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, notes payable, accounts payable, capital leases and other accrued liabilities at June 30, 2016 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, "Fair Value Measurements and Disclosures". ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

On May 20, 2015, the Company received approval to increase its authorized shares sufficient to allow for the conversion of the entire note into equity at its annual shareholders meeting. Therefore, the derivative liability of $18.3 million was reclassified into stockholders equity. The Company recorded a change in the fair value of the derivative liability through May 20, 2015 of $23.1 million for the year ended December 31, 2015. On May 20, 2015, the Company reclassified the fair value of the derivative liability into stockholders equity due to the approval of sufficient shares. Based on the closing price of the Company’s common stock as of June 30, 2016, the net carrying value of the Notes was approximately $110.7 million compared to their face value of $143.75 million as of June 30, 2016. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk.

Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the Notes and the exercise of options and warrants. For the three and six months ended June 30, 2016, the potential dilutive common stock equivalents have been excluded from the computation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic (loss) earnings per share computation:
Net (loss) income - basic	$(2,901)	$9,376	$(3,851)	$15,931
Weighted average common shares - basic	53,059,799	52,861,167	53,045,576	52,851,587
Basic (loss) earnings per share	$(0.05)	$0.18	$(0.07)	$0.30

Dillutive loss per share computation:
Net (loss) income - basic	$(2,901)	$9,376	$(3,851)	$15,931
Interest expense related to convertible 3.75% senior notes	-	$1,348	-	$2,695
Amortization of discount related to convertible 3.75% senior notes	-	$1,643	-	$3,233
Change in the fair value of derivative	-	(14,519)	-	(23,144)
Net loss - diluted	$(2,901)	$(2,152)	$(3,851)	$(1,285)

Share Computation:
Weighted average common shares - basic	53,059,799	52,861,167	53,045,576	52,851,587
Effect of convertible 3.75% senior notes	-	12,732,168	-	12,732,168
Effect of dilutive stock options and warrants	-	1,532,570	-	1,590,791
Weighted average common shares outstanding - dilluted	53,059,799	67,125,905	53,045,576	67,174,546
Dilluted loss per share	$(0.05)	$(0.03)	$(0.07)	$(0.02)

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

Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Product Sales, Net

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Company product sales	$11,093	$6,675	$20,284	$14,770
Contract manufacturing sales	5,932	1,972	12,163	4,387

Product sales, net	$17,025	$8,647	$32,447	$19,157

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

Gross-To-Net Sales Deductions

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Gross Company product sales	$44,563	$27,861	$71,386	$50,180

Reduction to gross product sales:
Chargebacks and billbacks	27,059	15,576	39,404	28,088
Sales discounts and other allowances	6,411	5,612	11,698	7,322
Total reduction to gross product sales	33,470	21,188	51,102	35,410

Company product sales, net	$11,093	$6,673	$20,284	$14,770

Net Company product sales of $11.1 million and $6.7 million for the three months ended June 30, 2016 and 2015, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Net Company product sales of $20.3 million and $14.8 million for the six months ended June 30, 2016 and 2015, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $14.6 million and $9.3 million at June 30, 2016 and 2015, respectively. Accounts payable and accrued expenses include $1.9 million and $1.5 million at June 30, 2016 and 2015, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $0.7 million and $1.7 million for the three month periods ended June 30, 2016 and 2015, respectively, were included in cost of goods sold. Wholesale fees of $1.3 million and $3.4 million for the six month periods ended June 30, 2016 and 2015, respectively were included in cost of goods sold. In addition, in connection with four of the sixteen products the Company currently manufactures, markets and distributes in its own label in the U.S., in accordance with an agreement entered into in December 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales exclude fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.6 million and $0.8 million at June 30, 2016 and 2015, respectively, related to these royalties. Royalty expense of $0.8 million and $0.7 million was included in cost of goods sold for the three months ended June 30, 2016 and 2015, respectively. Royalty expense of $1.3 million and $1.6 million was included in cost of goods sold for the six months ended June 30, 2016 and 2015, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed, the related cost and accumulated depreciation thereon are removed and any gains or losses are included in operating results. Interest expense is capitalized on the portion of debt that is attributable to the expenditures for the plant expansion, related equipment and direct personnel costs.

Concentration of Credit Risk

Major customers of the Company are defined as having revenue greater than 10% of total revenue. For the three months ended June 30, 2016, two of the Company’s customers accounted for 29% of the Company’s revenue. For the three months ended June 30, 2015, one of the Company’s customers accounted for 44% of the Company’s revenue. For the six months ended June 30, 2016, two of the Company’s customers accounted for 35% of the Company’s revenue. For the six months ended June 30, 2015, two of the Company’s customers accounted for 56% of the Company’s revenue. Two of these customers are the same for both periods. Accounts receivable related to the Company’s major customers comprised 29% of all accounts receivable as of June 30, 2016. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Expansion into foreign operations in the fourth quarter of 2015 has generated net revenues greater than 10% outside of the United States. For the three months ended June 30, 2016, domestic net revenues were $14.3 million and foreign net revenues were $2.8 million. For the six months ended June 30, 2016, domestic net revenues were $27.8 million and foreign net revenues were $5.0 million. As of June 30, 2016, domestic assets were $136.5 million and foreign assets were $51.0 million.

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging”. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company's derivative liability was the embedded convertible option of its Notes issued December 16, 2014 (see Note 6), which has been recorded as a liability at fair value until May 20, 2015, and was revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015. The Company has no derivatives at June 30, 2016 and December 31, 2015.

Foreign Currency Translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in accumulated other comprehensive income (loss)and reflected as a separate component of equity. For those subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in other (income) expense, net.

Reclassification

Certain prior year amounts were reclassified to conform to current year presentation. There was no impact on the net assets or changes in net assets as a result of the reclassification.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting”. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)”. The update is a result of adoption of Topic 606, Revenue from Contracts with Customers. SEC Staff Observer comments found in Topic 605 are therefore not recommended to be relied upon and have been superseded. The comments are found in the following topics: 1) Revenue and Expense Recognition for Freight Services in Process, 2) Accounting for Shipping and Handling Fees and Costs, 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), and 4) Accounting for Gas-Balancing Arrangements. As these amendments require changes to the U.S. GAAP Financial Reporting Taxonomy, they will be incorporated into the proposed 2017 Taxonomy and finalized as part of the annual release process. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): “Narrow-Scope Improvements and Practical Expedients”. The update addresses issues identified by the FASB-IASB Joint Transition Resource Group (TRG), a group formed in June, 2014 in order to inform the Boards about potential implementation issues that could arise as a result of organizations implementing the May, 2014 revenue guidance. It affects entities that enter into contracts with customers to transfer goods or services within an entity’s ordinary activities in exchange for consideration. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments”. The update provides users with more useful information for decision making regarding expected credit losses on financial instruments/commitments to extend credit held by a reporting entity at each reporting date. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Credit quality of the entity’s assets now plays a key role in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2019 for public business entities, including interim periods within those fiscal years. For the Company this means January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

4.	Inventories

Inventories are valued at the lower of cost or market, using the first-in-first-out method.

Inventories at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
	( in thousands)

Raw materials	$5,357	$4,833
Work in progress	114	128
Finished goods	5,576	4,024
Total	$11,047	$8,985

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
	(in thousands)

Land	$257	$257
Building and improvements	5,480	5,296
Machinery and equipment	7,520	5,270
Construction in progress	9,225	3,594
	22,482	14,417
Less accumulated depreciation and amortization	(6,106)	(5,711)

Property, plant and equipment, net	$16,376	$8,706

The Company recorded depreciation expense of $396,000 and $240,000 for the six months ended June 30, 2016 and June 30, 2015, respectively. During the three months ended June 30, 2016 and June 30, 2015, there were $75,000 of interest and $0 of interest, respectively, capitalized into construction in progress. For the six months ended June 30, 2016 and June 30, 2015, there were $98,000 of interest and $0 of interest, respectively, capitalized into construction in progress.

6.	Convertible 3.75% Senior Notes

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were approximately $139 million, after deducting underwriting fees and other related expenses of approximately $4.8 million. Accrued interest in the amount of $0.2 million related to the Notes was included in accrued expenses as of June 30, 2016.

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

The remaining unamortized discount and unamortized debt financing costs will be amortized over the remaining term of the debt of 3.5 years. At June 30, 2016 and December 31, 2015, the net carrying amount of the Notes and the remaining unamortized debt discount were as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)

Face amount of the Notes	$143,750	$143,750
Unamortized discount	33,081	36,759
Carrying amount of the Notes	$110,669	$106,991

Deferred financing costs associated with the Notes include fees of $3.6 million at June 30, 2016 and $4.4 million at June 30, 2015. The assumptions used in connection with the valuation of the convertible option of the Notes issued December 16, 2014, utilizing the "with” and “without” method (discussed in Note 3) was as follows:

	Initial Measurement	Measurement	Measurement
	December 16,	December 31,	May 20,
	2014	2014	2015
Issue date	12/17/2014	12/17/2014	12/17/2014
Maturity date	12/15/2019	12/15/2019	12/15/2019
Term	4.99	4.92	4.57
Principal (millions)	143.75	143.75	143.75
Coupon	3.75%	3.75%	3.75%
Seniority	Senior unsecured	Senior unsecured	Senior unsecured
Conversion shares	88.572	88.572	88.572
Conversion price	$11.29	$11.29	$11.29

Stock price	$9.45	$8.80	$5.73
Risk free rate	1.61%	1.64%	1.44%

Volatility (rounded)	40.00%	40.00%	46.00%

For the three months and the six months ended June 30, 2016 and 2015, the Company recorded the following expenses in relation to the Notes:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest Expense at 3.75% coupon rate	$1,348	$1,347	$2,695	$2,695
Debt discount amortization	1,868	1,643	3,677	3,233
Amortization of deferred financing costs	204	180	401	353
Total interest expense (1)	$3,420	$3,170	$6,773	$6,281

(1) Included within "Interest and other expense, net" on the Consolidated Statements of Operations, offset by interest income and capitalized interest

7.	Goodwill and Intangible Assets

Goodwill

The Company acquired the assets of Canadian pharmaceutical company Alveda Pharmaceuticals, Inc., in November 2015. As a result of the acquisition, we recorded goodwill of $0.4 million. We assess the recoverability of the carrying value of goodwill in the fourth quarter of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from December 31, 2015, through June 30, 2016. No impairment losses were recognized during the six months ended June 30, 2016.

Changes in goodwill during the six months ended June 30, 2016 were as follows (in thousands):

Six months ended June 30, 2016
Goodwill balance at December 31, 2015	$426
Acquisition	-
Impairments	-
Foreign currency translation	34
Goodwill balance at June 30, 2016	$460

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2016 and December 31, 2015.

	June 30, 2016			Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Amortization
	Amount	Amortization	Amount	Period
Trademarks and Technology	$37,240	$(1,909)	$35,331	14.3
In process research and development ("IPR&D")	17,217	-	17,217	N/A - Indefinite lived
Customer relationships	3,680	(222)	3,458	9.4
Total	$58,137	$(2,131)	$56,006

	December 31, 2015
	Gross Carrying Amount at 12/31/15	Accumulated Amortization at 12/31/15	Net Carrying Amount at 12/31/15	Weighted Average Remaining Amortization Period
Trademarks and Technology	37,203	(651)	36,552	14.8
In-process research and development ("IPR&D")	14,351	-	14,351	N/A - Indefinite lived
Customer relationships	3,460	(43)	3,417	9.9
Total	55,014	(694)	54,320

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the six months ended June 30, 2016 and June 30, 2015, and therefore no impairment loss was recognized in the six months ended June 30, 2016 and June 30, 2015.

Changes in intangibles during the six months ended June 30, 2016 were as follows (in thousands):

	Trademarks and Technology	IPR&D	Customer Relationships
Balance at January 1, 2016	$36,552	$14,351	$3,417
Acquisition	611	2,811	-
Amortization	(1,258)	-	(179)
Foreign currency translation	(574)	55	220
Balance at June 30, 2016	$35,331	$17,217	$3,458

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of June 30, 2016 over the remainder of 2016 and each of the next five years is estimated to be as follows ($ in thousands):

Amortization Expense *
2016 (remainder of the year)	$1,473
2017	2,946
2018	2,946
2019	2,946
2020	2,946
2021	2,946

*IPR&D amounts will be amortized once products become saleable, and are not included in the table above.

8.	Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to the Director Plan. A total of 2,634,798 options have been granted to non-employee directors through June 30, 2016, and 807,782 of those have been forfeited through June 30, 2016 and returned to the option pool for future issuance. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years. As of June 30, 2016, there were 650,000 shares of common stock options outstanding. As of June 30, 2016, the 147,984 options available were transferred to a plan that has superseded the Director Plan, as discussed further in this section.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units (“RSUs”) and performance awards. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of June 30, 2016, there were 188,234 RSUs outstanding, 1,333,412 shares of stock outstanding, and 3,339,868 shares of common stock options outstanding. As of June 30, 2016, the 24,384 options available were transferred to a plan that has superseded the 2009 Plan, as discussed further in this section.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of awards of up to 2,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of June 30, 2016, there were 126,000 options outstanding. As of June 30, 2016, there were a total of 2,046,368 shares of common stock available under the 2016 Plan.

As of June 30, 2016, there were 4,115,868 common stock options outstanding collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

	For the six months ended
	June 30, 2016	June 30, 2015

Expected volatility	68.0% - 70.4%	52.7% - 63.8%
Expected term (in years)	3.1 -3.3 years	3.2 -3.3 years
Risk-free rate	1.13%	0.89% - 1.20%
Expected dividends	0%	0%

A summary of option activity under the Director Plan, the 2009 Plan and the 2016 Plan as of June 30, 2016 and changes during the period are presented below:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding as of January 1, 2016	3,592,734	$4.36
Issued	611,135	$7.58
Exercised	(6,834)	$1.10
Forfeited	(81,167)	$8.64
Expired	-	-
Outstanding as of June 30, 2016	4,115,868	$4.70

Exercisable as of June 30, 2016	2,542,534	$2.59

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the six months ended June 30, 2016 and June 30, 2015, were $3.41 and $3.78, respectively.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2016:

Outstanding:

			Weighted
	Stock	Weighted	Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.79 - $1.00	50,000	$0.79	3.51
$1.01 - $1.50	1,861,400	$1.07	5.65
$1.51 - $10.67	2,204,468	$7.85	8.78
Total	4,115,868	$4.70	7.30

Exercisable:

	Stock	Weighted
	Options	Average
Range of Exercise Prices	Exercisable	Exercise Price

$0.79 - $1.00	50,000	$0.79
$1.01 - $1.50	1,851,400	$1.07
$1.51 - $10.67	641,134	$7.11
Total	2,542,534	$2.59

As of June 30, 2016, the intrinsic value of the options outstanding was $13.0 million and the intrinsic value of the options exercisable was $12.6 million. The intrinsic value of options exercised during the six months ended June 30, 2016 was $35,900. As of June 30, 2016, there was approximately $3.9 million of total unrecognized compensation cost that will be recognized through June 2019 related to non-vested share-based compensation arrangements granted under the 2016 Plan.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $192,000 and $149,000 of compensation expense during the three months ended June 30, 2016 and 2015, respectively, and $372,000 and $248,000 during the six months ended June 30, 2016 and 2015, respectively related to restricted stock and RSU awards.  Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs.  At June 30, 2016, the Company had approximately $1.4 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through January 2019.

	Number of	Weighted Average
	RSUs	Exercise Price
Non-vested balance at January 1, 2016	182,750	$10.23

Changes during the period:
Shares granted	58,068	7.50
Shares vested	(52,584)	10.67
Shares forfeited	-	-

Non-vested balance at June 30, 2016	188,234	$9.26

9.	Stock Warrants

In connection with the private placement of the Company’s common stock on December 8, 2010, the Company granted common stock warrants to purchase up to 338,182 and 16,364 shares, respectively, to each of its two placement agents for $1.21 per share, which expired on December 8, 2015. There are no stock warrant activities during 2016 and no outstanding warrants as of June 30, 2016.

10.	Income Taxes

As a result of a recent acquisition, the Company now conducts operations and is subject to tax in certain foreign countries. It is the intent of the Company to permanently reinvest any earnings and profits generated by its foreign affiliates. Additionally, one of its foreign affiliates is subject to tax in Estonia. Estonia has a dual tax rate: 0% for earnings and profits as they are generated and 20% for earnings and profits that are distributed to shareholders. The Company has taken the position that the 20% tax rate applies only when dividends have been declared and recognized as a liability. Accordingly, the Company has provided no taxes on the current earnings generated by its Estonian affiliate. Income tax expense for the three and six months ended June 30, 2016 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period adjusted for discrete items. The Company excludes from the calculation of the annual effective tax rate those jurisdictions that are projected to operate at a loss and in which a tax benefit will not be recognized.

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

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes”. ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2012 to 2014. The Company has not recorded any liability for uncertain tax positions at June 30, 2016 or June 30, 2015.

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

On July 21, 2015, September 11, 2015, October 6, 2015, October 21, 2015, December 17, 2015, and March 17, 2016 the Company filed answers, affirmative defenses and counterclaims with respect to the complaints filed by Horizon.  In those filings, the Company asserted that the patents alleged to be infringed in the complaints filed by Horizon are invalid and not infringed by us. On April 27, 2016, Horizon and Teligent filed a stipulation of dismissal to dismiss the cases.  The court entered an order dismissing the cases on May 2, 2016. On May 9, 2016, Horizon and Teligent entered into a settlement agreement.  Under the settlement agreement, Teligent obtained a license to market diclofenac topical solution 2% no later than January 10, 2029 or earlier in certain circumstances, including the resolution by settlement or court decision of other third party litigation involving diclofenac topical solution 2% or the market entry by other third party generic versions of diclofenac topical solution 2%. At this time, Teligent cannot estimate if or when any of those earlier events might occur. No consideration was exchanged as part of the settlement and the company has not recorded accruals related to this case.

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

AstraZeneca

On September 24, 2014, the Company entered into an Asset Purchase Agreement with AstraZeneca in which the Company acquired all rights, title, and interests of AstraZeneca and its affiliates in Abbreviated New Drug Applications and New Drug Applications associated with eighteen products (collectively the “Purchased Regulatory Approvals”) and certain documents relating thereto (together with the Purchased Regulatory Approvals, the “Purchased Assets”).

The transaction was accounted for as a purchase of the product and product rights, and as such the initial payment, related costs to acquire the assets, and a milestone payment were all included as part of product acquisition costs totaling $6.9 million. In addition, the Company agreed to pay, for each product manufactured by the Company pursuant to a Purchased Regulatory Approval, a royalty on future gross profits from product sales. Notwithstanding the foregoing, as amended in the First Amendment to the Asset Purchase Agreement, by and between the Company and AstraZeneca, dated November 13, 2015, the Company at any time prior to June 30, 2016, could satisfy in full its royalty obligations with a single payment of $3.0 million. The Company elected to make the single payment during the three months ended June 30, 2016, bringing the total costs related to the asset purchase to $9.9 million and relieving the Company from any future royalties to AstraZeneca.

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

Company Overview

Strategic Overview

Teligent, Inc., and its subsidiaries (collectively the “Company”) is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded and generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market twelve generic topical pharmaceutical products and four branded generic injectable pharmaceutical products.  Through the completion of an acquisition, we now sell a total of nineteen generic and branded generic injectable products and medical devices in Canada.  Generic pharmaceutical products are bioequivalent to their brand name counterparts.  We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter (“OTC”), and cosmetic markets.  We operate our business under one segment. Effective October 23, 2015, we changed our name from IGI Laboratories, Inc. to Teligent, Inc.  On October 26, 2015, our common stock, which was previously listed on the NYSE MKT, began trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey.

Currently, we have two platforms for growth:

•	Developing, manufacturing and marketing a portfolio of generic pharmaceutical products in our own label in topical, injectable, complex and ophthalmic dosage forms; and,
•	Managing our current contract manufacturing and formulation services business.

We have been in the contract manufacturing and development of topical products business since the early 1990s, but our strategy since 2010 has been focused on the growth of our own generic specialty pharmaceutical business. Since 2010, we have focused on transitioning our business to include more customers in the topical prescription pharmaceutical industry. In 2014, we broadened our target product focus from topical pharmaceuticals to include a wider specialty pharmaceutical approach. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics, complex generics and ophthalmic generics (what we call our “TICO strategy”), will leverage our existing expertise and capabilities, and broaden our platform for more diversified strategic growth.

As of the date of this report, we have 25 drug products that have been previously approved by the U.S. Food and Drug Administration (“FDA”). Our pipeline includes 33 Abbreviated New Drug Applications (“ANDAs”) filed with the FDA, for additional pharmaceutical products. In addition, we have five abbreviated new drug submissions (“ANDSs”), on file with Health Canada. We have an additional 33 product candidates at various stages of our development pipeline. We have also experienced an increased rate of review by the FDA of applications filed in Generic Drug User Fee Amendments (“GDUFA”), Year 3 and Year 4, which began October 1, 2014, and October 1, 2015, respectively. We submitted five ANDAs in the first six months of 2016. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least fifteen ANDAs in total in 2016 through our internal product development program, and we plan to submit 8 regulatory filings with Health Canada in 2016. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

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

For the three months ended June 30, 2016, we had sales to two customers, which individually accounted for more than 10% of our total revenue. One of these customers were one of the three large wholesale drug distrbutors. These customers had sales of $2.9 million, and $2.1 million, respectively, and represented 29% of total revenues. Accounts receivable related to these major customers comprised 29% of all accounts receivable as of June 30, 2016. For the three months ended June 30, 2015, 54% of our total product sales, net were to one of the three large wholesale drug distributors. The three large wholesale drug distributors are: AmerisourceBergen Corporation (“ABC”), Cardinal Health, Inc. (“Cardinal”), and McKesson Drug Company (“McKesson”). ABC accounted for approximately 42% of our accounts receivable as of June 30, 2015. For the six months ended June 30, 2016, 19% of our total product sales, net were to one of those three large wholesale drug distributors noted below. For the six months ended June 30, 2015, 59% of our total product sales, net were to one of the three large wholesale drug distributors.

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

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended June 30, 2016, approximately 92% of our contract manufacturing revenue was derived from pharmaceutical customers, as compared to 75% of total contract manufacturing revenue for the three months ended June 30, 2015. For the six months ended June 30, 2016, approximately 92% of our contract manufacturing revenue was derived from pharmaceutical customers, as compared to 77% of total contract manufacturing revenue for the six months ended June 30, 2015. One of our contract manufacturing services customers represented 13% of total revenue for the three months ended June 30, 2016 and no contract manufacturing services customers represented greater than 10% of total revenue for the three months ended June 30, 2015. One of our contract manufacturing services customers represented 16% of total revenue for the six months ended June 30, 2016 and one of our contract manufacturing services customers represented 11% of total revenue for the six months ended June 30, 2015.

Recent Events

On May 16, 2016, we announced approval of an ANDA for Triamcinolone Acetonide Ointment USP, 0.1%. This is our fifth approval from our internally developed pipeline of topical generic pharmaceutical products. We launched Triamcinolone Acetonide Ointment USP, 0.1% in the second quarter of 2016.

On July 8, 2016, we announced approvals of two ANDAs; Triamcinolone Acetonide Lotion USP, 0.1% and Triamcinolone Acetonide Lotion USP, 0.025%.  The FDA has now approved seven ANDAs from our internally developed pipeline of topical generic pharmaceutical products. We expect to launch Triamcinolone Acetonide Lotion USP, 0.1% and Triamcinolone Acetonide Lotion USP, 0.025% in the third quarter of 2016.

Results of Operations

Three months ended June 30, 2016 compared to June 30, 2015

We had a net loss of $2.9 million, or $0.05 per share, for the three months ended June 30, 2016, compared to net income of $9.4 million, or $0.18 per share, for the three months ended June 30, 2015, which resulted from the following:

Revenues (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change

Product sales, net	$17,025	$8,647	$8,378	97%
Research and development services and other income	113	246	(133)	-54%
Total Revenues	$17,138	$8,893	$8,245	93%

Revenues were $17.1 million for the three months ended June 30, 2016, compared to $8.9 million for the same period in the prior year. This represents an $8.2 million increase in 2016 from 2015. This increase was primarily due to increased revenue from our own generic pharmaceutical product line and our entry in to the specialty generic injectable market in the U.S. and Canada. In addition, we acquired one new customer in the fourth quarter, for which we manufactured one of our generic topical products in a private label.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Cost of revenue	$7,582	$5,227	$2,355	45%
Selling, general and administrative	3,712	2,141	1,571	73%
Product development and research	4,768	3,436	1,332	39%
Totals costs and expenditures	$16,062	$10,804	$5,258	49%

Cost of sales increased for the three months ended June 30, 2016 as compared to the same period in 2015 due to the increase in total revenue. Cost of sales decreased as a percentage of total revenue to 44% for the three months ended June 30, 2016 as compared to 59% for same period in 2015. This decrease in cost of revenue as a percent of sales was primarily due to increased revenue from our own generic pharmaceutical product line driven by new product launches and our entry into the specialty generic injectable market. Sales related to our own label products generally have lower cost of sales percentages than our contract manufacturing product revenues. However, sales to one new contract manufacturing customer, to whom we sold more of our generic products in a private label reduced cost of sales as a percentage of sales in the second quarter of 2016. In addition, in the second quarter of 2016, our costs of revenue include the write-down of the inventory step up in basis in the amount of $0.2 million.  The inventory step up was initially recorded in connection with our acquisition of Alveda Pharmaceuticals, Inc. in November, 2015.  Consistent with our strategy, we continue to expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the three months ended June 30, 2016 increased by $1.6 million as compared to the same period in 2015. In 2016, there were increases of $0.7 million in amortization expense related to assets acquired in the fourth quarter of 2015, $0.5 million in expenses related to our Canadian operations, $0.2 million in recruiting fees, $0.1 million in travel related expenses, $0.1 million in other corporate expenses and $0.1 million in expenses related to our Estonia operations offset by a decrease in professional fees of $0.1 million.

Product development and research expenses for the three months ended June 30, 2016 increased by $1.4 million as compared to the same period in 2015. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased clinical study expense by $1.0 million, we continued to hire to support our strategy which resulted in an increase of $0.5 million in salaries and related costs, exhibit batch costs increased by $0.2 million, an increase of $0.1 million in expenses related to Canadian operations, $0.1 million increase in professional fees, $0.1 million increase in stock based compensation related to options and restricted stock, and a $0.1 million increase in overhead costs. These were offset by decreases in consulting fees of $0.6 million and pilot batch study costs of $0.1 million.

Other Income (Expense) (in thousands):

	Three Months Ended June 30, 2016		Increase/(Decrease)
	2016	2015	$ Change	% Change
Interest expense	$(3,332)	$(3,232)	$100	-3%
Foreign exchange loss	(622)	-	(622)	100%
Change in the fair value of derivative liability	-	14,519	(14,519)	-100%

Interest expense increased by $0.1 million for the three months ended June 30, 2016 as compared to the same period in 2015. This increase was due to a $0.2 million increase related to the interest expense, amortization of debt discount and amortization of debt issuance costs related to the Notes (see Note 6), partially offset by capitalized interest related to our facility expansion and interest income from the intercompany loan. Foreign exchange loss of $0.6 million was recorded in the three months ended June 30, 2016, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. These loans are to be repaid in November 2022. In the second quarter of 2015, we recorded a $14.5 million change in the fair value of the derivative liability, caused primarily by the decrease in the price of our common stock in the three months ended June 30, 2015. Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015, and as such there is no change in the fair value of the derivative liability recorded for the three months ended June 30, 2016.

Net Income (in thousands, except per share numbers):

	Three Months Ended June 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Net income (loss)	$(2,901)	$9,376	$(12,277)	-131%
Basic earnings (loss) per share	$(0.05)	$0.18	$(0.23)	-128%

Net loss for the three months ended June 30, 2016 was $2.9 million as compared to net income of $9.4 million in the same period last year. The decrease is due to increases in costs and expenses, foreign currency exchange loss in the amount of $0.6 million noted above, and the change in the fair value of derivative liability in 2015 in the amount of $14.5 million, partially offset by the increases in revenues in 2016.

Six months ended June 30, 2016 compared to June 30, 2015

We had a net loss of $3.9 million, or $0.07 per share, for the six months ended June 30, 2016, compared to net income of $15.9 million, or $0.30 per share, for the six months ended June 30, 2015, which resulted from the following:

Revenues (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change

Product sales, net	$32,447	$19,157	$13,290	69%
Research and development services and other income	348	407	(59)	-14%
Total Revenues	$32,795	$19,564	$13,231	68%

Revenues were $32.8 million for the six months ended June 30, 2016, compared to $19.6 million for the same period in the prior year. This represents a $13.2 million increase in 2016 from 2015. This increase was primarily due to increased revenue from our own generic pharmaceutical product line and our entry in to the specialty generic injectable market in the U.S. and Canada. In addition, we acquired two new customers in the fourth quarter of 2015, for which we manufactured one of our generic topical products in a private label.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Cost of revenue	$15,284	$10,270	$5,014	49%
Selling, general and administrative	7,119	4,041	3,078	76%
Product development and research	8,479	6,066	2,413	40%
Totals costs and expenditures	$30,882	$20,377	$10,505	52%

Cost of sales increased for the six months ended June 30, 2016 as compared to the same period in 2015 due to the increase in total revenue. Cost of sales decreased as a percentage of total revenue to 47% for the six months ended June 30, 2016 as compared to 52% for same period in 2015. This decrease in cost of revenue as a percentage of sales was primarily due to the increased revenue from our own generic pharmaceutical product line driven by new product launches and our entry in to the specialty generic injectable market. Sales related to our own label products generally have lower cost of sales percentages than our contract manufacturing product revenues, however sales to one new contract manufacturing customer, where we sold more of our generic products in a private label, did reduce cost of sales as a percentage of sales. In addition, in the first six months of 2016, our costs of revenue include the write-down of the inventory step up in basis in the amount of $0.5 million.  The inventory step-up was initially recorded in connection with our acquisition of Alveda Pharmaceuticals, Inc. in November 2015.  Consistent with our strategy, we continue to expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the six months ended June 30, 2016 increased by $3.1 million as compared to the same period in 2015. In 2016, there were increases of $1.4 million in amortization expense related to assets acquired in the fourth quarter of 2015, $0.7 million in expenses related to our Canadian operations, other corporate expenses of $0.3 million, $0.2 million in recruiting fees, $0.2 million from the issuance of stock-based compensation related to options and restricted stock, $0.1 million in conferences and seminars, $0.1 million in expenses related to our Estonia operations and salary and related costs of $0.1 million.

Product development and research expenses for the six months ended June 30, 2016 increased by $2.4 million as compared to the same period in 2015. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased headcount which resulted in an increase of $1.0 million in salaries and related costs, $0.8 million increase in clinical studies, $0.4 million increase in exhibit batch costs, an increase of $0.3 million in expenses related to Canadian operations, $0.3 million increase in stock based compensation related to options and restricted stock, $0.2 million fees related to GDUFA and the associated filing of our applications with the FDA, $0.2 million increase in professional fees, and a $0.1 million increase in overhead costs. These were partially offset by decreases in consulting fees of $0.6 million and pilot batch study costs of $0.3 million.

Other Income (Expense) (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Interest expense	$(6,650)	$(6,400)	$250	-4%
Foreign exchange gain	931	-	931	100%
Change in the fair value of derivative liability	-	23,144	(23,144)	-100%

Interest expense increased by $0.3 million for the six months ended June 30, 2016 as compared to the same period in 2015. This increase was due to a $0.4 million increase related to the interest expense, amortization of debt discount and amortization of debt issuance costs related to the Notes (see Note 6), partially offset by capitalized interest related to our facility expansion and interest income from the intercompany loan. Foreign exchange gain of $0.9 million was recorded in the six months ended June 30, 2016, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. These loans are to be repaid in November 2022. During the six months ended June 30, 2015, we recorded a $23.1 million change in the fair value of the derivative liability as a result of the change in the fair value of our derivative liability, caused primarily by the decrease in the price of our common stock. Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015, and as such there is no change in the fair value of the derivative liability recorded for the six months ended June 30, 2016.

Net (Loss) Income (in thousands, except per share numbers):

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Net (loss) income	$(3,851)	$15,931	$(19,782)	-124%
Basic earnings (loss) per share	$(0.07)	$0.30	$(0.37)	-123%

Net loss for the six months ended June 30, 2016 was $3.9 million as compared to net income of $15.9 million in the same period last year. The decrease is due to increases in costs and expenses in 2016 and the change in the fair value of derivative liability in 2015 in the amount of $14.5 million, partially offset by foreign currency exchange gain of $0.9 million noted above and increases in revenues in 2016.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in)
Operating Activities	$5,556	$(5,793)
Investing Activities	$(11,486)	$(2,795)
Financing Activities	$(93)	$(74)

Operating Activities

Our operating activities provided $5.6 million of cash during the six months ended June 30, 2016, compared to $5.8 million of cash used by operating activities during the six months ended June 30, 2015. The cash provided by operating activities for the six months ended June 30, 2016 was a result of the non-cash expenses and changes in operating assets and liabilities, including the receipt of $4.4 million Goods and Services Tax (GST) refund from the Canadian Revenue Agency, originally paid during the Alveda acquisition in the fourth quarter of 2015. The cash used by operating activities for the six months ended June 30, 2015 was a result of the net income, offset by the change in the fair value of derivative liability and the non-cash expenses for the period.

Investing Activities

Our investing activities used $11.5 million during the six months ended June 30, 2016, compared to $2.8 million of cash used in investing activities during the six months ended June 30, 2015. The funds used for the six months ended June 30, 2016 included $8.1 million for capital expenditures, mainly related to the ongoing facility expansion, $3.0 million for the royalty payment to AstraZeneca (see note 12), $0.3 million for the asset purchase of all rights, title and interests of Sebela (see note 12), and $0.1 million related to other investments. The funds used for the six months ended June 30, 2015 were for the purchase of two additional products and capital expenditures related to additional equipment for the compounding and packaging areas and additional IT equipment.

Financing Activities

Our financing activities used $93,000 of cash during the six months ended June 30, 2016, compared to $74,000 of cash used during the six months ended June 30, 2015. The cash used in the six months ended June 30, 2016 was mainly $70,000 of principal payments on capital lease obligations and $36,000 in expenses related to recovery from a stockholder. The cash used in the six months ended June 30, 2015 was mainly the $65,000 principal payments on capital lease obligations, $27,000 of debt issuance costs offset by the $18,000 proceeds from the exercise of common stock options.

Our principal sources of liquidity are cash and cash equivalents of approximately $81.2 million at June 30, 2016 and future cash from operations. Our working capital was $97.7 million at June 30, 2016.

We may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to us, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond August 2017.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of the date of this report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a complete list of all Critical Accounting Policies and Estimates. See also Note 3 to our Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, our principal debt obligation was related to our Notes.  Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the Notes and is paid semi-annually every June 15 and December 15 until the Notes mature on December 15, 2019.  Since the interest rate is fixed, we have no market risk related to the Notes.

Our revolving Credit Agreement with General Electric Capital Corporation, as agent (the “Agent”), and GE Capital Bank and the other financial institutions party thereto, as lenders (the “Lenders”), called for interest to accrue based on a premium above either the current prime rate or current LIBOR rates.  Therefore, borrowings pursuant to this revolving credit facility were subject to market risk.  We terminated the Credit Agreement in February 2016.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of June 30, 2016, the fair value of our Notes was approximately $110.7 million compared to their face value of $143.75 million as of June 30, 2016.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective.

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

On April 27, 2016, Horizon and Teligent filed a stipulation of dismissal to dismiss the cases.  The court entered an order dismissing the cases on May 2, 2016. On May 9, 2016, Horizon and Teligent entered into a settlement agreement.  Under the settlement agreement, we obtained a license to market diclofenac topical solution 2% no later than January 10, 2029 or earlier in certain circumstances, including the resolution by settlement or court decision of other third party litigation involving diclofenac topical solution 2% or the market entry by other third party generic versions of diclofenac topical solution 2%. At this time, we cannot estimate if or when any of those earlier events might occur.

On December 4, 2015, Galderma Laboratories, L.P. and Galderma S.A., (collectively “Galderma”), filed a complaint in the United States District Court for the Northern District of Texas against us alleging infringement of United States Patent No. 6,106,848 based upon our submission to the FDA of an ANDA seeking FDA approval to market clobetasol propionate lotion 0.05% before the expiration patent asserted in the complaint. On January 5, 2016, we entered into a Settlement and License Agreement with Galderma, the terms of which are confidential. On January 22, 2016, the case was dismissed with prejudice.

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

We depend on a limited number of customers for a large portion of our revenue. Two of our customers accounted for 29% of our revenue for the three months ended June 30, 2016 and one of our customers accounted for 44% of our revenue for the three months ended June 30, 2015. For the six months ended June 30, 2016, two of our customers accounted for 35% of our revenue and for the six months ended June 30, 2015, two of our customers accounted for 56% of our revenue. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We had net revenue from one product, econazole nitrate cream, which accounted for 11% and 51% of total revenues for the three months ended June 30, 2016 and 2015, respectively, and 12% and 52% of total revenues for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, we had net revenue from lidocaine ointment, which accounted for 16% of total revenues, which we launched at the end of the first quarter of 2016.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Prior to 2014, our expenses have exceeded our revenue in each of the last nine years, and no net income has been available to common stockholders during each of these years. As of June 30, 2016, our stockholders’ equity was $63.7 million and we had an accumulated deficit of $36.8 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

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

After giving effect to the issuance of the Notes, we will have a substantial amount of indebtedness. As of June 30, 2016, our total consolidated indebtedness was $143.7 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

For the six months ended June 30, 2016, the average daily trading volume of our common stock on the NASDAQ Global Select Market was approximately 336,762 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $2.93 in the first quarter of 2014 and a high of $11.52 in the first quarter of 2015. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the U.S. and foreign countries;

•	economic or other crises, especially given the recent financial deterioration in the markets in which we compete, and other external factors;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the cosmetic, pharmaceutical and consumer products industry;

•	actual or anticipated sales of our common stock, including sales by our directors, officers or significant stockholders;

•	period-to-period fluctuations in our revenues and other results of operations; and

•	speculation about our business in the press or the investment community.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: August 08, 2016	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: August 08, 2016	By:	/s/ Jenniffer Collins
Jenniffer Collins
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

