Form 10-Q
period 2016-09-30
Teligent, Inc.
filed 2016-11-08
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐     No ☑

The number of shares outstanding of the issuer's common stock is 53,125,107 shares as of November 2, 2016.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.) and its consolidated subsidiaries.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$15,709	$11,375	$48,156	$30,532
Research and development services and other income	442	240	790	647
Total revenues	16,151	11,615	48,946	31,179

Costs and Expenses:
Cost of revenues	8,137	5,538	23,421	15,808
Selling, general and administrative expenses	3,694	2,433	10,813	6,474
Product development and research expenses	4,017	3,253	12,496	9,319
Total costs and expenses	15,848	11,224	46,730	31,601
Operating income (loss)	303	391	2,216	(422)

Other Income (Expense):
Change in the fair value of derivative liability	-	-	-	23,144
Foreign currency exchange gain	364	-	1,295	-
Interest and other expense, net	(3,347)	(3,279)	(9,997)	(9,679)
(Loss) income before income tax expense	(2,680)	(2,888)	(6,486)	13,043

Income tax expense	23	-	68	-

Net (loss) income	$(2,703)	$(2,888)	$(6,554)	$13,043

Basic (loss) earnings per share	$(0.05)	$(0.05)	$(0.12)	$0.25
Diluted (loss) earnings per share	$(0.05)	$(0.05)	$(0.12)	$(0.02)

Weighted average shares of common stock outstanding:
Basic	53,093,368	52,869,529	53,061,630	52,857,624
Diluted	53,093,368	52,869,529	53,061,630	67,173,250

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30, 2016	December 31,
	(Unaudited)	2015*
ASSETS
Current assets:
Cash and cash equivalents	$74,632	$87,191
Accounts receivable, net	17,242	14,028
Inventories	12,485	8,985
Prepaid expenses and other receivables	2,570	6,597
Total current assets	106,929	116,801

Property, plant and equipment, net	20,192	8,706
Debt issuance costs, net	3,416	4,027
Intangible assets,net	55,375	54,320
Goodwill	455	426
Other	794	482
Total assets	$187,161	$184,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,799	$3,955
Accrued expenses	8,810	6,267
Deferred income, net	1	476
Capital lease obligation, current	-	70
Total current liabilities	12,610	10,768

Convertible 3.75% senior notes, net of debt discount (face of $143,750)	112,597	106,991
Deferred tax liability	259	244
Total liabilities	125,466	118,003

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,095,107 and 53,000,689 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	550	549
Additional paid-in capital	101,739	99,258
Accumulated deficit	(39,472)	(32,918)
Accumulated other comprehensive loss, net of taxes	(1,122)	(130)
Total stockholders’ equity	61,695	66,759
Total liabilities and stockholders' equity	$187,161	$184,762

*Derived from the audited December 31, 2015 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except shares and per share information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net (loss) income	$(2,703)	$(2,888)	$(6,554)	$13,043

Other comprehensive (loss), net of tax
Foreign currency translation adjustment	(282)	-	(992)	-
Other comprehensive loss	(282)	-	(992)	-

Comprehensive (loss) income	$(2,985)	$(2,888)	$(7,546)	$13,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2016

(in thousands, except share information)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2015	53,000,689	$549	$99,258	$(32,918)	$(130)	$66,759

Stock based compensation expense			2,294			2,294
Stock options exercised	16,834		35			35
Issuance of stock for vested restricted stock units	52,584	1	(1)			-
Issuance of stock to a consultant	25,000		189			189
Costs related to recovery from stockholder			(36)			(36)
Cumulative translation adjustment					(992)	(992)
Net loss	-	-	-	(6,554)	-	(6,554)

Balance, September 30, 2016	53,095,107	$550	$101,739	$(39,472)	$(1,122)	$61,695

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2016 and 2015

(in thousands)

(Unaudited)

	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(6,554)	$13,043
Reconciliation of net (loss) income to net cash provided by operating activities
Depreciation and amortization of fixed assets	679	379
Amortization of license fee	-	75
Stock based compensation	2,294	1,708
Amortization of debt issuance costs	611	584
Amortization of intangibles	2,146	90
Provision for write down of inventory	1,000	50
Foreign currency exchange gain	(1,295)	-
Amortization of debt discount on convertible 3.75% senior notes	5,606	4,928
Change in the fair value of derivative liability	-	(23,144)
Loss on disposal of property	16	-
Changes in operating assets and liabilities
Accounts receivable	(3,168)	3,419
Inventories, net	(4,358)	(2,224)
Prepaid expenses and other current receivables	3,718	145
Other assets	283	-
Accounts payable and accrued expenses	2,537	2,673
Deferred income	(475)	95

Net cash provided by operating activities	3,040	1,821

Cash flows from investing activities:
Product acquisition costs	(3,422)	(7,517)
Capital expenditures	(12,176)	(4,234)

Net cash used in investing activities	(15,598)	(11,751)

Cash flows from financing activities:
Principal payments on note payable, bank	-	(3,160)
Proceeds from exercise of common stock options and warrants	35	31
Principal payments on capital lease obligations	(70)	(98)
Debt issuance costs	-	(27)
Costs related to recovery from stockholder	(36)	-

Net cash used in financing activities	(71)	(3,254)

Effect of exchange rate on cash and cash equivalents	70	-
Net decrease in cash and cash equivalents	(12,629)	(13,184)
Cash and cash equivalents at beginning of period	87,191	158,883

Cash and cash equivalents at end of period	$74,632	$145,699

Supplemental Cash flow information:
Cash payments for interest	$2,698	$2,813
Cash payments for income taxes	70	120

Non cash investing and financing transactions:
Issuance of restricted stock	$-	$347
Issuance of stock to a consultant	$189	30
Reclassification of derivative liability to equity	-	18,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2015 has been derived from those audited consolidated financial statements. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

1.	Organization and Business

Teligent, Inc. and its subsidiaries, (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded and generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market twelve generic topical pharmaceutical products and four branded generic injectable pharmaceutical products.  Through the completion of an acquisition, we now sell a total of twenty generic and branded generic injectable products and medical devices in Canada.  Generic pharmaceutical products are bioequivalent to their brand name counterparts.  We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter (“OTC”), and cosmetic markets.  We operate our business under one segment. Effective October 23, 2015, we changed our name from IGI Laboratories, Inc. to Teligent, Inc.  On October 26, 2015, our common stock, which was previously listed on the NYSE MKT, began trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey.

2.	Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $74.6 million at September 30, 2016 and cash from operations. The Company terminated its $10 million credit facility with General Electric Capital Corporation, as agent, and GE Capital Bank and certain other institutions, as lenders, in February 2016.

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

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that its existing capital resources will be sufficient to support its current business plan and operations beyond 2017.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, notes payable, accounts payable, capital leases and other accrued liabilities at September 30, 2016 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, "Fair Value Measurements and Disclosures". ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

On May 20, 2015, the Company received approval to increase its authorized shares sufficient to allow for the conversion of the entire note into equity at its annual shareholders meeting. Therefore, the derivative liability of $18.3 million was reclassified into stockholders equity. The Company recorded a change in the fair value of the derivative liability through May 20, 2015 of $23.1 million for the year ended December 31, 2015. On May 20, 2015, the Company reclassified the fair value of the derivative liability into stockholders equity due to the approval of sufficient shares. Based on the closing price of the Company’s common stock as of September 30, 2016, the net carrying value of the Notes was approximately $112.6 million compared to their face value of $143.75 million as of September 30, 2016. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk.

Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the Notes and the exercise of options and warrants. For the three and nine months ended September 30, 2016, the potential dilutive common stock equivalents have been excluded from the computation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic (loss) earnings per share computation:
Net (loss) income - basic	$(2,703)	$(2,888)	$(6,554)	$13,043
Weighted average common shares - basic	53,093,368	52,869,529	53,061,630	52,857,624
Basic (loss) earnings per share	$(0.05)	$(0.05)	$(0.12)	$0.25

Dillutive loss per share computation:
Net (loss) income - basic	$(2,703)	$(2,888)	$(6,554)	$13,043
Interest expense related to convertible 3.75% senior notes	-	-	-	4,043
Amortization of discount related to convertible 3.75% senior notes	-	-	-	4,928
Change in the fair value of derivative	-	-	-	(23,144)
Net loss - diluted	$(2,703)	$(2,888)	$(6,554)	$(1,130)

Share Computation:
Weighted average common shares - basic	53,093,368	52,869,529	53,061,630	52,857,624
Effect of convertible 3.75% senior notes	-	-	-	12,732,168
Effect of dilutive stock options and warrants	-	-	-	1,583,458
Weighted average common shares outstanding - dilluted	53,093,368	52,869,529	53,061,630	67,173,250
Dilluted loss per share	$(0.05)	$(0.05)	$(0.12)	$(0.02)

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

Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Product Sales, Net

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Company product sales	$13,901	$8,714	$34,185	$23,484
Contract manufacturing sales	1,808	2,661	13,971	7,048

Product sales, net	$15,709	$11,375	$48,156	$30,532

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

Gross-To-Net Sales Deductions

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Gross Company product sales	$64,943	$23,167	$136,329	$73,347

Reduction to gross product sales:
Chargebacks and billbacks	43,161	9,072	82,565	37,160
Sales discounts and other allowances	7,881	5,381	19,579	12,703
Total reduction to gross product sales	51,042	14,453	102,144	49,863

Company product sales, net	$13,901	$8,714	$34,185	$23,484

Net Company product sales of $13.9 million and $8.7 million for the three months ended September 30, 2016 and 2015, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Net Company product sales of $34.2 million and $23.5 million for the nine months ended September 30, 2016 and 2015, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $26.0 million and $11.1 million at September 30, 2016 and 2015, respectively. Accounts payable and accrued expenses include $2.9 million and $1.3 million at September 30, 2016 and 2015, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $1.5 million and $1.4 million for the three month periods ended September 30, 2016 and 2015, respectively, were included in cost of goods sold. Wholesale fees of $2.8 million and $4.7 million for the nine month periods ended September 30, 2016 and 2015, respectively, were included in cost of goods sold. In addition, in connection with four of the sixteen products the Company currently manufactures, markets and distributes in its own label in the U.S., in accordance with an agreement entered into in December 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales exclude fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.8 million and $1.0 million at September 30, 2016 and 2015, respectively, related to these royalties. Royalty expense of $0.9 million and $1.2 million was included in cost of goods sold for the three months ended September 30, 2016 and 2015, respectively. Royalty expense of $2.2 million and $2.8 million was included in cost of goods sold for the nine months ended September 30, 2016 and 2015, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Concentration of Credit Risk

Major customers of the Company are defined as having revenue greater than 10% of total revenue. For the three months ended September 30, 2016, two of the Company’s customers accounted for 31% of the Company’s revenue. For the three months ended September 30, 2015, three of the Company’s customers accounted for 47% of the Company’s revenue. For the nine months ended September 30, 2016, three of the Company’s customers accounted for 40% of the Company’s revenue. For the nine months ended September 30, 2015, three of the Company’s customers accounted for 58% of the Company’s revenue. Two of these customers are the same for both periods. Accounts receivable related to the Company’s major customers comprised 45% of all accounts receivable as of September 30, 2016. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Expansion into foreign operations in the fourth quarter of 2015 has generated net revenues greater than 10% outside of the United States. For the three months ended September 30, 2016, domestic net revenues were $13.5 million and foreign net revenues were $2.7 million. For the nine months ended September 30, 2016, domestic net revenues were $41.2 million and foreign net revenues were $7.7 million. As of September 30, 2016, domestic assets were $135.5 million and foreign assets were $51.7 million.

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging”. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company's derivative liability was the embedded convertible option of its Notes issued December 16, 2014 (see Note 6), which has been recorded as a liability at fair value until May 20, 2015, and was revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015. The Company has no derivatives at September 30, 2016 and December 31, 2015.

Foreign Currency Translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in accumulated other comprehensive income (loss) and reflected as a separate component of equity. For those subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in other (income) expense, net.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments”. The update provides users with more useful information for decision making regarding expected credit losses on financial instruments/commitments to extend credit held by a reporting entity at each reporting date. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Credit quality of the entity’s assets now plays a key role in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2019 for public business entities, including interim periods within those fiscal years. For the Company, the amendments are effective January 1, 2020. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)”. The update provides users with classification guidance on eight specific cash flow topics as follows: 1) Debt Prepayment or Debt Extinguishment Costs, 2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing, 3) Contingent Consideration Payments Made after a Business Combination, 4) Proceeds from the Settlement of Insurance Claims, 5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, 6) Distributions Received from Equity Method Investees, 7) Beneficial Interests in Securitization Transactions and 8) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this update are effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For the Company, the amendments are effective January 1, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

4.	Inventories

Inventories are valued at the lower of cost or market, using the first-in-first-out method.

Inventories at September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
	( in thousands)

Raw materials	$5,773	$4,833
Work in progress	350	128
Finished goods	6,362	4,024
Total	$12,485	$8,985

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
	(in thousands)

Land	$257	$257
Building and improvements	8,468	5,296
Machinery and equipment	8,064	5,270
Construction in progress	9,771	3,594
	26,560	14,417
Less accumulated depreciation and amortization	(6,368)	(5,711)

Property, plant and equipment, net	$20,192	$8,706

The Company recorded depreciation expense of $679,000 and $379,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively. During the three months ended September 30, 2016 and September 30, 2015, there were $139,000 of interest and $0 of interest, respectively, capitalized into construction in progress. For the nine months ended September 30, 2016 and September 30, 2015, there were $236,000 of interest and $0 of interest, respectively, capitalized into construction in progress.

6.	Convertible 3.75% Senior Notes

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were approximately $139 million, after deducting underwriting fees and other related expenses of approximately $4.8 million. Accrued interest in the amount of $1.6 million related to the Notes was included in accrued expenses as of September 30, 2016.

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

The remaining unamortized discount and unamortized debt financing costs will be amortized over the remaining term of the debt of 3.21 years. At September 30, 2016 and December 31, 2015, the net carrying amount of the Notes and the remaining unamortized debt discount were as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)

Face amount of the Notes	$143,750	$143,750
Unamortized discount	31,153	36,759
Carrying amount of the Notes	$112,597	$106,991

Deferred financing costs associated with the Notes include fees of $3.4 million at September 30, 2016 and $4.2 million at September 30, 2015. The assumptions used in connection with the valuation of the convertible option of the Notes issued December 16, 2014, utilizing the "with” and “without” method (discussed in Note 3) was as follows:

	Initial Measurement	Measurement	Measurement
	December 16,	December 31,	May 20,
	2014	2014	2015
Issue date	12/17/2014	12/17/2014	12/17/2014
Maturity date	12/15/2019	12/15/2019	12/15/2019
Term	4.99	4.92	4.57
Principal (millions)	143.75	143.75	143.75
Coupon	3.75%	3.75%	3.75%
Seniority	Senior unsecured	Senior unsecured	Senior unsecured
Conversion shares	88.572	88.572	88.572
Conversion price	$11.29	$11.29	$11.29

Stock price	$9.45	$8.80	$5.73
Risk free rate	1.61%	1.64%	1.44%

Volatility (rounded)	40.00%	40.00%	46.00%

For the three months and the nine months ended September 30, 2016 and 2015, the Company recorded the following expenses in relation to the Notes:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest Expense at 3.75% coupon rate	$1,348	$1,348	$4,043	$4,043
Debt discount amortization	1,929	1,695	5,606	4,928
Amortization of deferred financing costs	210	184	611	537
Total interest expense (1)	$3,487	$3,227	$10,260	$9,508

(1) Included within "Interest and other expense, net" on the Consolidated Statements of Operations, offset by interest income and capitalized interest

7.	Goodwill and Intangible Assets

Goodwill

The Company acquired the assets of Canadian pharmaceutical company Alveda Pharmaceuticals, Inc., in November 2015. As a result of the acquisition, we recorded goodwill of $0.4 million. We assess the recoverability of the carrying value of goodwill in the fourth quarter of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from December 31, 2015, through September 30, 2016. No impairment losses were recognized during the nine months ended September 30, 2016.

Changes in goodwill during the nine months ended September 30, 2016 were as follows (in thousands):

Nine months ended September 30, 2016
Goodwill balance at December 31, 2015	$426
Acquisition	-
Impairments	-
Foreign currency translation	29
Goodwill balance at September 30, 2016	$455

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of September 30, 2016 and December 31, 2015.

	September 30, 2016			Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Amortization
	Amount	Amortization	Amount	Period
Trademarks and Technology	$37,290	$(2,526)	$34,764	14.0
In process research and development ("IPR&D")	17,268	-	17,268	N/A - Indefinite lived
Customer relationships	3,657	(314)	3,343	9.1
Total	$58,215	$(2,840)	$55,375

	December 31, 2015
	Gross Carrying Amount at	Accumulated Amortization at	Net Carrying Amount at	Weighted Average Remaining Amortization
	12/31/15	12/31/15	12/31/15	Period
Trademarks and Technology	37,203	(651)	36,552	14.8
In-process research and development ("IPR&D")	14,351	-	14,351	N/A - Indefinite lived
Customer relationships	3,460	(43)	3,417	9.9
Total	55,014	(694)	54,320

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the nine months ended September 30, 2016 and September 30, 2015, and therefore no impairment loss was recognized in the nine months ended September 30, 2016 and September 30, 2015.

Changes in intangibles during the nine months ended September 30, 2016 were as follows (in thousands):

	Trademarks and Technology	IPR&D	Customer Relationships
Balance at January 1, 2016	$36,552	$14,351	$3,417
Acquisition	611	2,811	-
Amortization	(1,875)	-	(271)
Foreign currency translation	(524)	106	197
Balance at September 30, 2016	$34,764	$17,268	$3,343

 Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of September 30, 2016 over the remainder of 2016 and each of the next five years is estimated to be as follows ($ in thousands):

Amortization Expense *
2016 (remainder of the year)	$736
2017	2,946
2018	2,946
2019	2,946
2020	2,946
2021	2,946

*IPR&D amounts will be amortized once products become saleable, and are not included in the table above.

8.	Stock-Based Compensation

  Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to the Director Plan. A total of 2,634,798 options have been granted to non-employee directors through September 30, 2016, and 807,782 of those have been forfeited through September 30, 2016 and returned to the option pool for future issuance. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years. As of September 30, 2016, there were 650,000 shares of common stock options outstanding. As of September 30, 2016, the 147,984 options available were transferred to a plan that has superseded the Director Plan, as discussed further in this section.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units (“RSUs”) and performance awards. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of common stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of September 30, 2016, there were 188,234 RSUs outstanding, 1,333,412 shares of stock outstanding, and 3,280,367 shares of common stock options outstanding. As of September 30, 2016, the 73,885 options available were transferred to a plan that has superseded the 2009 Plan, as discussed further in this section.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of awards of up to 2,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of September 30, 2016, there were 20,000 shares of common stock outstanding and options to purchase 158,500 shares of common stock outstanding. As of September 30, 2016, there were a total of 2,043,369 shares of common stock available under the 2016 Plan.

As of September 30, 2016, there were options to purchase 4,088,867 shares of common stock outstanding collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant. The interest rates used are the U.S. Treasury yield curve in effect at the time of the grant.

	For the nine months ended
	September 30, 2016	September 30, 2015

Expected volatility	68.0% - 70.4%	52.7% - 68.3%
Expected term (in years)	3.1 -3.3 years	3.2 -3.3 years
Risk-free rate	1.11%	1.11%
Expected dividends	0%	0%

A summary of option activity under the Director Plan, the 2009 Plan and the 2016 Plan as of September 30, 2016 and changes during the period are presented below:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding as of January 1, 2016	3,592,734	$4.36
Issued	648,635	$7.25
Exercised	(16,834)	$2.06
Forfeited	(135,668)	$8.31
Expired	-	-
Outstanding as of September 30, 2016	4,088,867	$4.69

Exercisable as of September 30, 2016	2,564,535	$2.63

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the nine months ended September 30, 2016 and September 30, 2015, were $3.44 and $3.83, respectively.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2016:

Outstanding:

			Weighted
	Stock	Weighted	Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.79 - $1.00	50,000	$0.79	3.26
$1.01 - $1.50	1,853,400	$1.07	5.39
$1.51 - $10.67	2,185,467	$7.85	8.54
Total	4,088,867	$4.69	7.05

Exercisable:

	Stock	Weighted
	Options	Average
Range of Exercise Prices	Exercisable	Exercise Price

$0.79 - $1.00	50,000	$0.79
$1.01 - $1.50	1,853,400	$1.07
$1.51 - $10.67	661,135	$7.12
Total	2,564,535	$2.63

As of September 30, 2016, the intrinsic value of the options outstanding was $14.1 million and the intrinsic value of the options exercisable was $13.6 million. The intrinsic value of options exercised during the nine months ended September 30, 2016 was $93,329. As of September 30, 2016, there was approximately $3.8 million of total unrecognized compensation cost that will be recognized through September 2019 related to non-vested share-based compensation arrangements granted under the 2016 Plan.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $192,000 and $250,000 of compensation expense during the three months ended September 30, 2016 and 2015, respectively, and $564,000 and $498,000 during the nine months ended September 30, 2016 and 2015, respectively, related to restricted stock and RSU awards.  Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs.  At September 30, 2016, the Company had approximately $1.2 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through January 2019.

	Number of	Weighted Average
	RSUs	Exercise Price
Non-vested balance at January 1, 2016	182,750	$10.23

Changes during the period:
Shares granted	58,068	7.50
Shares vested	(52,584)	10.67
Shares forfeited	-	-

Non-vested balance at September 30, 2016	188,234	$9.26

9.	Stock Warrants

In connection with the private placement of the Company’s common stock on December 8, 2010, the Company granted common stock warrants to purchase up to 338,182 and 16,364 shares, respectively, to each of its two placement agents for $1.21 per share, which expired on December 8, 2015. There are no stock warrant activities during 2016 and no outstanding warrants as of September 30, 2016.

10.	Income Taxes

The Company conducts operations and is subject to tax in certain foreign countries. It is the intent of the Company to permanently reinvest any earnings and profits generated by its foreign affiliates. Additionally, one of its foreign affiliates is subject to tax in Estonia. Estonia has a dual tax rate: 0% for earnings and profits as they are generated and 20% for earnings and profits that are distributed to shareholders. The Company has taken the position that the 20% tax rate applies only when dividends have been declared and recognized as a liability. Accordingly, the Company has provided no taxes on the current earnings generated by its Estonian affiliate. Income tax expense for the three and nine months ended September 30, 2016 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period adjusted for discrete items. The Company excludes from the calculation of the annual effective tax rate those jurisdictions that are projected to operate at a loss and in which a tax benefit will not be recognized.

At December 31, 2015, the Company’s U.S. federal net operating loss carryforwards totaled $35.9 million. The Company’s ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that operating losses subsequent to the change date in 2010 (aggregating $7.8 million) are not subject to Section 382 limitations. The Company has estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. The Company’s loss carryforwards may be further limited in the future if additional ownership changes occur.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes”. ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2012 to 2014. The Company has not recorded any liability for uncertain tax positions at September 30, 2016 or September 30, 2015.

The U.S. Internal Revenue Service (“IRS”) is currently auditing the Company’s 2014 income tax return and has requested copies of the Company’s 2013 and 2015 income tax returns for review purposes. The audit is currently in the discovery phase and no issues have been raised by the IRS.

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

On July 21, 2015, September 11, 2015, October 6, 2015, October 21, 2015, December 17, 2015, and March 17, 2016 the Company filed answers, affirmative defenses and counterclaims with respect to the complaints filed by Horizon.  In those filings, the Company asserted that the patents alleged to be infringed in the complaints filed by Horizon are invalid and not infringed by us. On April 27, 2016, Horizon and the Company filed a stipulation of dismissal to dismiss the cases.  The court entered an order dismissing the cases on May 2, 2016. On May 9, 2016, Horizon and the Company entered into a settlement agreement.  Under the settlement agreement, the Company obtained a license to market diclofenac topical solution 2% no later than January 10, 2029 or earlier in certain circumstances, including the resolution by settlement or court decision of other third party litigation involving diclofenac topical solution 2% or the market entry by other third party generic versions of diclofenac topical solution 2%. At this time, the Company cannot estimate if or when any of those earlier events might occur. No consideration was exchanged as part of the settlement and the company has not recorded accruals related to this case.

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

The transaction was accounted for as a purchase of the product and product rights, and as such the initial payment, related costs to acquire the assets, and a milestone payment were all included as part of product acquisition costs totaling $6.9 million. In addition, the Company agreed to pay, for each product manufactured by the Company pursuant to a Purchased Regulatory Approval, a royalty on future gross profits from product sales. Notwithstanding the foregoing, as amended in the First Amendment to the Asset Purchase Agreement, by and between the Company and AstraZeneca, dated November 13, 2015, the Company at any time prior to June 30, 2016, could satisfy in full its royalty obligations with a single payment of $3.0 million. The Company elected to make the single payment as of June 30, 2016, bringing the total costs related to the asset purchase to $9.9 million and relieving the Company from any future royalties to AstraZeneca.

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

Company Overview

Strategic Overview

Teligent, Inc. and its subsidiaries (collectively the “Company”) is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded and generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market twelve generic topical pharmaceutical products and four branded generic injectable pharmaceutical products.  Through the completion of an acquisition, we now sell a total of twenty generic and branded generic injectable products and medical devices in Canada.  Generic pharmaceutical products are bioequivalent to their brand name counterparts.  We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter (“OTC”), and cosmetic markets.  We operate our business under one segment. Effective October 23, 2015, we changed our name from IGI Laboratories, Inc. to Teligent, Inc.  On October 26, 2015, our common stock, which was previously listed on the NYSE MKT, began trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey.

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

As of the date of this report, we have 25 drug products that have been previously approved by the U.S. Food and Drug Administration (“FDA”) and six drug products that have been previously approved by Health Canada. Our pipeline includes 34 Abbreviated New Drug Applications (“ANDAs”) filed with the FDA, for additional pharmaceutical products. We have an additional 34 product candidates at various stages of our development pipeline. We have also experienced an increased rate of review by the FDA of applications filed in Generic Drug User Fee Amendments (“GDUFA”), Year 3 and Year 4, which began October 1, 2014, and October 1, 2015, respectively. We submitted six ANDAs in the first nine months of 2016. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. Our target is to file at least fifteen ANDAs in total in 2016 through our internal product development program, and we plan to submit 8 regulatory filings with Health Canada in 2016. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

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

For the three months ended September 30, 2016, we had sales to two customers, which individually accounted for more than 10% of our total revenue. These customers were two of the three large wholesale drug distributors. These customers had sales of $2.9 million, and $2.0 million, respectively, and represented 31% of total revenues. Accounts receivable related to these major customers comprised 45% of all accounts receivable as of September 30, 2016. For the three months ended September 30, 2015, 36% of our total product sales, net were to one of the three large wholesale drug distributors. The three large wholesale drug distributors are: AmerisourceBergen Corporation (“ABC”), Cardinal Health, Inc. (“Cardinal”), and McKesson Drug Company (“McKesson”). ABC accounted for approximately 42% of our accounts receivable as of September 30, 2015. For the nine months ended September 30, 2016, 40% of our total product sales, net were to two of those three large wholesale drug distributors noted below. For the nine months ended September 30, 2015, 50% of our total product sales, net were to one of the three large wholesale drug distributors.

ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. Furthermore, ABC, Cardinal and McKesson have recently entered into strategic alliances with Walgreens, CVS Caremark, Rite-Aid, and Wal-Mart, respectively.  Since Walgreens, CVS Caremark and Rite-Aid are customers for several of our products, the loss of our distributor relationship with any of the three large wholesalers could result in a reduction to our revenues.

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

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended September 30, 2016, approximately 78% of our contract manufacturing revenue was derived from pharmaceutical customers, as compared to 91% of total contract manufacturing revenue for the three months ended September 30, 2015. For the nine months ended September 30, 2016, approximately 90% of our contract manufacturing revenue was derived from pharmaceutical customers, as compared to 85% of total contract manufacturing revenue for the nine months ended September 30, 2015. None of our contract manufacturing services customers represented greater than 10% of total revenue for the three months ended September 30, 2016 and one contract manufacturing services customer represented greater than 10% of total revenue for the three months ended September 30, 2015. One of our contract manufacturing services customers represented 11% of total revenue for the nine months ended September 30, 2016 and one of our contract manufacturing services customers represented 11% of total revenue for the nine months ended September 30, 2015.

Recent Events

On May 16, 2016, we announced approval of an ANDA for Triamcinolone Acetonide Ointment USP, 0.1%. This is our fifth approval from our internally developed pipeline of topical generic pharmaceutical products. We launched Triamcinolone Acetonide Ointment USP, 0.1% in the second quarter of 2016.

On July 8, 2016, we announced approvals of two ANDAs: Triamcinolone Acetonide Lotion USP, 0.1% and Triamcinolone Acetonide Lotion USP, 0.025%. The FDA has now approved seven ANDAs from our internally developed pipeline of topical generic pharmaceutical products. Triamcinolone Acetonide Lotion USP, 0.1% and Triamcinolone Acetonide Lotion USP, 0.025% were both launched in the third quarter of 2016.

On August 23, 2016, we announced approval from Health Canada of a New Drug Submission (“NDS”) for our Estonian subsidiary: Gentamicin Injection USP 40mg/mL in 2mL ampoules. On August 25, 2016, we announced Health Canada’s approvals of three Abbreviated New Drug Submissions (“ANDS”) for our Estonian subsidiary: Baclofen Injection 0.05mg/mL, Baclofen Injection 0.5mg/mL and Baclofen Injection 2mg/mL. On September 30, 2016, we announced approval from Health Canada for Lidocaine Hydrochloride Topical Solution USP. On October 5, 2016, we announced approval from Health Canada for Lidocaine Ointment USP 5%. All six of these are the first approvals for our Estonian subsidiary and will all be distributed by our business in Canada. We expect all six of these products to be launched in 2017.

Results of Operations

Three months ended September 30, 2016 compared to September 30, 2015

We had a net loss of $2.7 million, or $0.05 per share, for the three months ended September 30, 2016, compared to a net loss of $2.9 million, or $0.05 per share, for the three months ended September 30, 2015, which resulted from the following:

Revenues (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change

Product sales, net	$15,709	$11,375	$4,334	38%
Research and development services and other income	442	240	202	84%
Total Revenues	$16,151	$11,615	$4,536	39%

Revenues were $16.2 million for the three months ended September 30, 2016, compared to $11.6 million for the same period in the prior year. This represents a $4.6 million increase in 2016 from 2015. This increase was primarily due to increased revenue from our own generic pharmaceutical product line and our entry in to the specialty generic injectable market in the U.S. and Canada. This increase was slightly offset by a decrease in contract manufacturing revenues for the same period in the prior year, specifically a decline in sales to one of our customers. Consistent with our strategy, we continue to expect contract manufacturing revenue as a percentage of total revenue to decline over time.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Cost of revenue	$8,137	$5,538	$2,599	47%
Selling, general and administrative	3,694	2,433	1,261	52%
Product development and research	4,017	3,253	764	23%
Totals costs and expenditures	$15,848	$11,224	$4,624	41%

Cost of sales increased for the three months ended September 30, 2016 as compared to the same period in 2015 due to the increase in total revenue. Cost of sales increased as a percentage of total revenue to 50% for the three months ended September 30, 2016 as compared to 48% for same period in 2015. This increase in cost of revenue as a percent of sales was primarily due to increased revenue from our own generic pharmaceutical product line driven by new product launches and our entry into the specialty generic injectable market as well as changes in product pricing and related fees, such as wholesaler fees. Consistent with our strategy, we continue to expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the three months ended September 30, 2016 increased by $1.3 million as compared to the same period in 2015. In 2016, there were increases of $0.7 million in amortization expense related to assets acquired in the fourth quarter of 2015, $0.3 million in salaries and related costs, $0.3 million in expenses related to our Canadian operations, $0.1 million in recruiting fees, $0.2 million in other corporate expenses and $0.2 million in expenses related to our Estonia operations offset by a decrease in professional fees of $0.3 million and $0.2 million in stock based compensation related to options and restricted stock.

Product development and research expenses for the three months ended September 30, 2016 increased by $0.8 million as compared to the same period in 2015. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased clinical study expense by $0.2 million. We continued to hire to support our strategy, which resulted in an increase of $0.5 million in salaries and related costs, an increase of $0.3 million in exhibit batch costs, an increase of $0.2 million in expenses related to Canadian operations, an increase of $0.1 million in stock based compensation related to options and restricted stock, and a $0.1 million increase in overhead costs. These were offset by decreases in consulting fees of $0.3 million, pilot batch study costs of $0.1 million, professional fees of $0.1 million, and fees related to GDUFA and the associated filing of our applications with the FDA of $0.1 million.

Other Income (Expense) (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Interest expense	$(3,347)	$(3,279)	$68	-2%
Foreign exchange gain	364	-	364	100%

Interest expense increased by $0.1 million for the three months ended September 30, 2016 as compared to the same period in 2015. The increase is related to the interest expense, amortization of debt discount and amortization of debt issuance costs of the Notes (see Note 6), partially offset by capitalized interest of our facility expansion and interest income from the intercompany loan. Foreign exchange gain of $0.4 million was recorded in the three months ended September 30, 2016, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. These loans are to be repaid in November 2022.

Net Loss (in thousands, except per share numbers):

	Three Months Ended September 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Net loss	$(2,703)	$(2,888)	$185	-6%
Basic loss per share	$(0.05)	$(0.05)	$(0.00)	0%

Net loss for the three months ended September 30, 2016 was $2.7 million as compared to a net loss of $2.9 million in the same period last year. The decrease is due to increases in revenues and foreign currency exchange gain in the amount of $0.4 million, offset by the increases in costs and expenses in 2016, noted above.

Nine months ended September 30, 2016 compared to September 30, 2015

We had a net loss of $6.6 million, or $0.12 per share, for the nine months ended September 30, 2016, compared to net income of $13.0 million, or $0.25 per share, for the nine months ended September 30, 2015, which resulted from the following:

Revenues (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change

Product sales, net	$48,156	$30,532	$17,624	58%
Research and development services and other income	790	647	143	22%
Total Revenues	$48,946	$31,179	$17,767	57%

Revenues were $49.0 million for the nine months ended September 30, 2016, compared to $31.2 million for the same period in the prior year. This represents a $17.8 million increase in 2016 from 2015. This increase was primarily due to increased revenue from our own generic pharmaceutical product line and our entry in to the specialty generic injectable market in the U.S. and Canada. In addition, our contract manufacturing revenues increased over the same period in the prior year, primarily due to our acquisition of two new customers, one in the fourth quarter of 2015 and one within the first six months of 2016, for which we manufactured one of our generic topical products in a private label, offset by a slight decline in purchase orders.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Cost of revenue	$23,421	$15,808	$7,613	48%
Selling, general and administrative	10,813	6,474	4,339	67%
Product development and research	12,496	9,319	3,177	34%
Totals costs and expenditures	$46,730	$31,601	$15,129	48%

Cost of sales increased for the nine months ended September 30, 2016 as compared to the same period in 2015 due to the increase in total revenue. Cost of sales decreased as a percentage of total revenue to 48% for the nine months ended September 30, 2016 as compared to 51% for same period in 2015. This decrease in cost of revenue as a percentage of sales was primarily due to the increased revenue from our own generic pharmaceutical product line driven by new product launches and our entry in to the specialty generic injectable market. Sales related to our own label products generally have lower cost of sales percentages than our contract manufacturing product revenues; however, sales to one new contract manufacturing customer, where we sold more of our generic products in a private label, did reduce cost of sales as a percentage of sales. In addition, in the first nine months of 2016, our costs of revenue include the write-down of the inventory step up in basis in the amount of $0.5 million.  The inventory step-up was initially recorded in connection with our acquisition of Alveda Pharmaceuticals, Inc. in November 2015.  Consistent with our strategy, we continue to expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the nine months ended September 30, 2016 increased by $4.3 million as compared to the same period in 2015. In 2016, there were increases of $2.1 million in amortization expense related to assets acquired in the fourth quarter of 2015, $1.0 million in expenses related to our Canadian operations, $0.3 million in salaries and related costs, other corporate expenses of $0.3 million, $0.3 million in recruiting fees, $0.1 million in conferences and seminars, $0.1 million in board of directors fees, $0.1 million in occupancy and business insurance, $0.3 million in expenses related to our Estonia operations offset by a decrease in professional fees of $0.3 million.

Product development and research expenses for the nine months ended September 30, 2016 increased by $3.2 million as compared to the same period in 2015. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased headcount, which resulted in an increase of $1.5 million in salaries and related costs, $1.0 million increase in clinical studies, $0.7 million increase in exhibit batch costs, an increase of $0.5 million in expenses related to Canadian operations, $0.4 million increase in stock based compensation related to options and restricted stock, $0.1 million fees related to GDUFA and the associated filing of our applications with the FDA, $0.1 million increase in professional fees, and a $0.2 million increase in overhead costs. These were partially offset by decreases in consulting fees of $0.9 million, pilot batch study costs of $0.3 million and technology license fees of $0.1 million.

Other Income (Expense) (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Interest expense	$(9,997)	$(9,679)	$318	-3%
Foreign exchange gain	1,295	-	1,295	100%
Change in the fair value of derivative liability	-	23,144	(23,144)	-100%

Interest expense increased by $0.3 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase is related to the interest expense, amortization of debt discount and amortization of debt issuance costs of the Notes (see Note 6), partially offset by capitalized interest related to our facility expansion and interest income from the intercompany loan. Foreign exchange gain of $1.3 million was recorded in the nine months ended September 30, 2016, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. These loans are to be repaid in November 2022. During the nine months ended September 30, 2015, we recorded a $23.1 million change in the fair value of the derivative liability as a result of the change in the fair value of our derivative liability, caused primarily by the decrease in the price of our common stock. Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015, and as such there is no change in the fair value of the derivative liability recorded for the nine months ended September 30, 2016.

Net (Loss) Income (in thousands, except per share numbers):

	Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$ Change	% Change
Net (loss) income	$(6,554)	$13,043	$(19,597)	-150%
Basic (loss) earnings per share	$(0.12)	$0.25	$(0.37)	-148%

Net loss for the nine months ended September 30, 2016 was $6.6 million as compared to net income of $13.0 million in the same period last year. The decrease is due to increases in costs and expenses in 2016 and the change in the fair value of derivative liability in 2015 in the amount of $23.1 million, partially offset by foreign currency exchange gain of $1.3 million noted above and increases in revenues in 2016.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in)
Operating Activities	$3,040	$1,821
Investing Activities	$(15,598)	$(11,751)
Financing Activities	$(71)	$(3,254)

Operating Activities

Our operating activities provided $3.0 million of cash during the nine months ended September 30, 2016, compared to $1.8 million of cash provided by operating activities during the nine months ended September 30, 2015. The cash provided by operating activities for the nine months ended September 30, 2016 was a result of the non-cash expenses and changes in operating assets and liabilities, including the receipt of $4.4 million Goods and Services Tax (GST) refund from the Canadian Revenue Agency, originally paid during the Alveda acquisition in the fourth quarter of 2015. The cash provided by operating activities for the nine months ended September 30, 2015 was a result of the net income, offset by the change in the fair value of derivative liability and the non-cash expenses and changes in operating assets and liabilities for the period.

Investing Activities

Our investing activities used $15.6 million during the nine months ended September 30, 2016, compared to $11.8 million of cash used in investing activities during the nine months ended September 30, 2015. The funds used for the nine months ended September 30, 2016 included $12.2 million for capital expenditures, mainly related to the ongoing facility expansion, $3.0 million for the royalty payment to AstraZeneca (see Note 12), $0.3 million for the asset purchase of all rights, title and interests of Sebela (see Note 12), and $0.1 million related to other investments. The funds used for the nine months ended September 30, 2015 were for the purchase of two additional products and capital expenditures related to additional equipment for the compounding and packaging areas and additional IT equipment. During the nine months ended September 30, 2015, the Company paid the additional aggregate of $6.0 million that was payable at the time of the Company’s first filing with the FDA related to any asset purchased from AstraZeneca Pharmaceuticals LP.

Financing Activities

Our financing activities used $71,000 of cash during the nine months ended September 30, 2016, compared to $3.3 million of cash used during the nine months ended September 30, 2015. The cash used in the nine months ended September 30, 2016 was mainly $70,000 of principal payments on capital lease obligations and $36,000 in expenses related to recovery from a stockholder offset by proceeds from the exercise of options to purchase common stock of $35,000. The cash used in the nine months ended September 30, 2015 was mainly the $3,160,000 principal payment on the note payable and $98,000 principal payments on capital lease obligations.

Our principal sources of liquidity are cash and cash equivalents of approximately $74.6 million at September 30, 2016 and future cash from operations. Our working capital was $94.3 million at September 30, 2016.

We may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to us, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond November 2017.

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

As of September 30, 2016, our principal debt obligation was related to our Notes.  Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the Notes and is paid semi-annually every June 15 and December 15 until the Notes mature on December 15, 2019.  Since the interest rate is fixed, we have no market risk related to the Notes.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of September 30, 2016, the fair value of our Notes was approximately $112.6 million compared to their face value of $143.75 million as of September 30, 2016.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective.

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

On April 27, 2016, Horizon and the Company filed a stipulation of dismissal to dismiss the cases.  The court entered an order dismissing the cases on May 2, 2016. On May 9, 2016, Horizon and the Company entered into a settlement agreement.  Under the settlement agreement, we obtained a license to market diclofenac topical solution 2% no later than January 10, 2029 or earlier in certain circumstances, including the resolution by settlement or court decision of other third party litigation involving diclofenac topical solution 2% or the market entry by other third party generic versions of diclofenac topical solution 2%. At this time, we cannot estimate if or when any of those earlier events might occur.

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

We depend on a limited number of customers for a large portion of our revenue. Two of our customers accounted for 31% of our revenue for the three months ended September 30, 2016 and three of our customers accounted for 47% of our revenue for the three months ended September 30, 2015. For the nine months ended September 30, 2016, three of our customers accounted for 40% of our revenue and for the nine months ended September 30, 2015, three of our customers accounted for 58% of our revenue. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

We had net revenue from one product, econazole nitrate cream, which accounted for 5% and 52% of total revenues for the three months ended September 30, 2016 and 2015, respectively, and 10% and 52% of total revenues for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, we had net revenue from lidocaine ointment, which accounted for 34% of total revenues, which we launched at the end of the first quarter of 2016.

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

Prior to 2014, our expenses have exceeded our revenue in each of the last nine years, and no net income has been available to common stockholders during each of these years. As of September 30, 2016, our stockholders’ equity was $61.7 million and we had an accumulated deficit of $39.5 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

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

After giving effect to the issuance of the Notes, we will have a substantial amount of indebtedness. As of September 30, 2016, our total consolidated indebtedness was $143.75 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

For the nine months ended September 30, 2016, the average daily trading volume of our common stock on the NASDAQ Global Select Market was approximately 311,376 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $2.93 in the first quarter of 2014 and a high of $11.52 in the first quarter of 2015. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the U.S. and foreign countries;

•	economic or other crises, especially given the recent financial deterioration in the markets in which we compete, and other external factors;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the cosmetic, pharmaceutical and consumer products industry;

•	actual or anticipated sales of our common stock, including sales by our directors, officers or significant stockholders;

•	period-to-period fluctuations in our revenues and other results of operations; and

•	speculation about our business in the press or the investment community.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: November 8, 2016	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: November 8, 2016	By:	/s/ Jenniffer Collins
Jenniffer Collins
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.