Form 10-K
period 2016-12-31
Teligent, Inc.
filed 2017-03-15
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐   Accelerated filer ☒
Non-accelerated filer☐   [Do not check if a smaller reporting company]
Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $306.1 million.

As of March 6, 2017, the registrant had 53,226,382 shares of common stock outstanding.

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

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2017.

PART I

Item 1.        BUSINESS

Our Company

Strategic Overview

Teligent, Inc., is a specialty generic pharmaceutical company. All references to "Teligent," the "Company," "we," "us," and "our" refer to Teligent, Inc. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded generic and generic injectable pharmaceutical products in the United States and Canada. In the United States we are currently marketing 16 generic topical pharmaceutical products and four branded generic pharmaceutical products. Through the completion of an acquisition, we now sell a total of 30 generic and branded generic injectable products and medical devices in Canada. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter, or OTC, and cosmetic markets. We operate our business under one segment. Effective October 23, 2015, we changed our name from IGI Laboratories, Inc. to Teligent, Inc. On October 26, 2015, our common stock, which was previously listed on the NYSE MKT, began trading on the NASDAQ Global Select Market, under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

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

As of the date of this report, we have acquired 25 drug products that have been previously approved by the United States Food and Drug Administration, or FDA. Our pipeline includes 34 Abbreviated New Drug Applications, or ANDAs, on file with the FDA, for additional pharmaceutical products. In addition, we have five abbreviated new drug submissions, or ANDSs, on file with Health Canada. We have an additional 34 product candidates at various stages of our development pipeline, ten of which are in stability testing. In December 2015, we announced the approval by the FDA of Cefotan® (Cefotan for Injection). This was our first product approved from the portfolio of discontinued and withdrawn new drug applications, or NDAs, and ANDAs that we purchased from AstraZeneca Pharmaceuticals LP, or AstraZeneca, on September 25, 2014. We have also experienced an increased rate of review by the FDA of applications filed in Generic Drug User Fee Amendments, or GDUFA, Year 3 and Year 4, which began October 1, 2014, and October 1, 2015, respectively. We submitted 12 topical ANDAs in 2016. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. We received nine approvals from our internally developed pipeline of topical generic products in 2016. We intend to continue to submit further ANDAs to the FDA and ANDSs to Health Canada in 2017. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

In addition, we may continue to explore ways to accelerate our growth through the creation of unique opportunities from the acquisition of additional intellectual property, and the expansion of the use of our existing intellectual property.

Teligent Canada. On November 13, 2015, we acquired all of the rights, title and interest in the development, production, marketing, import and distribution of all products of Alveda Pharmaceuticals Inc., or Alveda, pursuant to two asset purchase agreements, one relating to the acquisition of all of the intellectual property-related assets of Alveda and the other relating to the acquisition of all other assets of Alveda.

In connection with the closing of the acquisition, we formed three subsidiaries: Teligent Luxembourg S.à.r.l., or LuxCo, a private limited company incorporated under the laws of the Grand Duchy of Luxembourg and wholly-owned by the Company; Teligent OÜ, a private limited company incorporated under the laws of the Republic of Estonia that is wholly-owned by LuxCo; and Teligent Canada Inc., a company incorporated under the laws of the Province of British Columbia that is wholly-owned by LuxCo.

Teligent Canada currently has nine employees, including a general manager of Teligent Canada, located in our offices in Toronto, Canada. Teligent Canada acquired all of the Alveda working capital, including accounts receivable, inventory, accounts payable, and capital assets. In addition, Teligent Canada acquired Alveda’s existing customer relations, all contracts necessary to execute the Canadian distribution activities, operational permits, and all intellectual property required to operate the marketing and distribution of products in Canada. Teligent Canada also transitioned a majority of the existing workforce as part of the acquisition. Teligent Canada currently markets and distributes 30 products. Teligent continues to transition these products to distribute them under a Teligent Canada label.

Teligent OÜ. Teligent OÜ currently has five employees, including a general manager of Teligent OÜ. Teligent OÜ is responsible for the development, enhancement, maintenance, protection and exploitation functions related to the intellectual property-related assets acquired from Alveda. In addition, Teligent OÜ is responsible for the management of the supply chain function and procurement of products for sale to Teligent Canada. In 2017, we intend to hire additional employees in Teligent OÜ. We secured a quality control laboratory space to support our Teligent US and Teligent Canada supply chain management and technical services teams.

Teligent Jersey Limited. On October 5, 2015, we, together with our wholly-owned subsidiary incorporated under the laws of Jersey, or Teligent Jersey, entered into and closed an Asset Purchase Agreement and certain other ancillary agreements with Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, or Concordia, pursuant to which we acquired all rights, title and interests of Concordia in the existing inventory and certain contracts associated with three currently marketed injectable pharmaceutical products (Fortaz®, Zinacef ™ , and Zantac® Injection), and Teligent Jersey acquired all rights, title and interests of Concordia in, among other things, certain other contracts, product registrations and books and records associated with those products. In consideration for the purchase of those assets, we paid Concordia an aggregate of $10,100,000 in cash. The transaction is accounted for as a purchase of the product and product rights. In addition, we purchased approximately $1.2 million of inventory related to the three products acquired.

Facility Expansion. We completed the first phase of our facility expansion in July 2016, with the complete interior renovation of our building at 101 Lincoln Avenue in Buena, New Jersey. This building now houses our new product development laboratory for work on topical and sterile pharmaceuticals. This laboratory integrates our formulation and analytical chemistry teams into one lab, which we expect will increase productivity across the drug development process. This building renovation also houses our regulatory affairs, supply chain and corporate service teams.

We are also progressing with the significant expansion and utilities upgrade of our manufacturing facility at 105 Lincoln Avenue in Buena, New Jersey. The expanded facility will increase our manufacturing capacity for topical products, and will also enable the production of sterile injectable products in both vial and ampule presentations. We are using this facility expansion as an opportunity to upgrade and improve the degree of automation and capacity in our existing topical production suite. The sterile production area is designed around isolator-based technology. The facility will include a versatile vial and ampule filling line capable of four million units per year, with space and critical utilities included in the build-out for a potential future higher-speed filling line. The current plans consider a total capital outlay for 105 Lincoln Avenue of approximately $55 million. We have been partnering with contract manufacturing organizations, or CMOs, for the development, registration and manufacture of some of our sterile injectable and ophthalmic products. Upon completion of the site expansion, we may transfer the manufacture of some of these injectable products to this facility. We will also use the new sterile production capability to support our internal R&D pipeline of sterile injectable products in vial and ampule presentations.

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

Based on Quintiles IMS data, the addressable market, as of January 2017, for the 34 products we have pending at the FDA totals approximately $2.0 billion in annual sales. We expect to continue to expand our presence in the generic topical pharmaceutical market through the submission of additional ANDAs to the FDA and the subsequent launch of products if and when these applications are approved by the FDA. We also plan to file further ANDSs with Health Canada in 2017.

As part of our growth strategy, we also seek opportunities to acquire additional products and ANDAs or ANDSs. On February 1, 2013, we acquired assets and intellectual property, including an approved ANDA, for econazole nitrate cream 1%, which we launched under our label in September 2013. On September 24, 2014, we acquired from AstraZeneca previously approved ANDAs and NDAs associated with 18 products, 17 of which are injectable products and one non-injectable product for pain management. On September 30, 2014, we acquired previously marketed and approved ANDAs associated with two ophthalmic products from Valeant Pharmaceuticals LLC and Valeant Pharmaceuticals Luxembourg SARL, or Valeant, in addition to the exclusive right to acquire three additional previously marketed and approved injectable products from Valeant. In November 2014, we completed the purchase of one of those three optioned injectable products and its related NDA from Valeant. In March 2015, we completed the purchase of the final two optioned injectable products and their related NDAs from Valeant.

Our Contract Manufacturing and Development Business

We also develop, manufacture, fill and package topical semi-solid and liquid products for branded and generic pharmaceutical customers, as well as the OTC and cosmetic industries. These products are used in a wide range of applications, from purely cosmetic to the prescription treatment of conditions like dermatitis, psoriasis and eczema.

Our contract manufacturing and development business includes two services: contract formulation and contract manufacturing. These services are offered to pharmaceutical, OTC and cosmetic customers. For our pharmaceutical contract services customers, we formulate, test and/or manufacture prescription drugs and medical devices. The products include cosmetics sold by retail stores directly to the public, as well as prescription drug products promoted directly to physicians. All contract manufacturing products are produced under our customers’ labels. We do not expect to record significant revenues from our contract formulation services in 2017 and beyond.

We have filed several 510(k) submissions with the FDA to obtain clearance on behalf of our customers for the marketing and distribution of certain medical devices. In addition, we have two additional ANDAs pending approval at the FDA that we submitted under joint development and commercialization agreements with our partners. In December 2012, after completion of the required formulation and regulatory requirements, we submitted two ANDAs on behalf of one of our pharmaceutical partners, both of which were approved in 2016. In December 2013, we submitted another of the ANDAs associated with a generic topical pharmaceutical drug product, which, once approved, will be licensed, marketed and distributed by one of our large multi-national pharmaceutical partners, West-Ward Pharmaceuticals Corp. In June 2014, we submitted an ANDA under a joint development and commercialization agreement with Impax Laboratories, Inc.

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

Our Financings

On December 22, 2014, we consummated the sale of an aggregate of $143.75 million in principal of our notes, or the Notes, to Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as the initial purchasers, including the initial purchasers’ exercise of their option to purchase an $18.75 million in principal of Notes. The Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the sale of the Notes, we entered into an indenture with Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2015. The Notes will mature on December 15, 2019, unless earlier repurchased or redeemed by the Company or converted by holders, pursuant to the terms therein. Additionally, subject to certain conditions, we may redeem for cash any or all outstanding Notes on or after December 19, 2017 in an amount equal to the outstanding principal amount of such Notes, plus accrued and unpaid interest. No sinking fund is provided for the Notes. The Notes are the Company’s senior unsecured obligations and will not be guaranteed by any of our existing or future subsidiaries. Aggregate net proceeds from the transaction were approximately $139 million, after deducting underwriter commissions and other expenses paid by us.

Corporate Information

We were incorporated in Delaware in 1977, and on May 7, 2008, our stockholders approved our name change from IGI, Inc. to IGI Laboratories, Inc. Effective October 23, 2015, we changed our name to Teligent Inc. Our principal offices are located at 105 Lincoln Avenue, Buena, New Jersey 08310. Our telephone number is (856) 697-1441. We maintain a website at www.teligent.com. We make available on or through our website our periodic reports that we file with the Securities and Exchange Commission, or the SEC. This information is available on our website free of charge as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC. The contents of our website are not incorporated by reference into this document and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Topical (T) - Our focus on the topical market has been the foundation for our growth. While we have manufactured topical products since the early 1990s, we began to focus our strategy on the topical generic market in 2010. In December 2012, we launched our first generic topical pharmaceutical products under our own label. Currently, we market 16 topical products under our own label. We have received FDA approvals for nine topical generic products from our internally developed pipeline in 2016. In our topical pipeline, we have 34 ANDAs submitted to the FDA that are awaiting approval. We intend to continue to develop topical generic products and utilize our expertise in drug formulation and manufacture to expand our own generic topical prescription drug portfolio. We are targeting to develop and file further regulatory submissions with the FDA in 2017. Upon regulatory approval, we would market these products under the Teligent label to national chain drug stores and drug wholesalers through our internal sales efforts. Based on Quintiles IMS data, the addressable market, as of January 2017, for the 34 products we have pending at the FDA totals approximately $2.0 billion in annual sales.

In our topical contract services business, we have developed strong customer relationships that we believe provide us with both recurring revenue streams from those customers and opportunities to selectively increase our product offerings to our customers. We intend to continue to capitalize on our strong customer relationships to maintain some contract manufacturing and development revenues.

We have an FDA-registered, cGMP-compliant facility that is equipped for manufacturing topical, semi-solid and liquid products. The design and configuration of our manufacturing facility provides flexibility in manufacturing batch sizes from 250 kg up to 4,000 kg. We intend to leverage this flexibility and capacity to support our growth in the topical prescription markets. We are progressing with the significant expansion and utilities upgrade in this facility which will increase our manufacturing capacity for topical products to accommodate the expected growth created by the eventual commercial launch of the 34 topical generic pharmaceutical products in our pipeline.

Injectable (I) - As part of the injectable phase of our TICO strategy, on September 24, 2014, we acquired from AstraZeneca previously approved ANDAs and NDAs associated with 18 products, 17 of which are injectable products and one of which is a non-injectable product for pain management. Of the products we acquired, two of the products are currently on the FDA drug shortage list. We have received FDA approval for our first product in this portfolio, Cefotan® (Cefotetan for Injection), which we launched in the first quarter of 2016.

On September 30, 2014, we acquired previously marketed and approved ANDAs associated with two ophthalmic products from Valeant, in addition to the exclusive right to acquire three additional previously marketed and approved injectable products from Valeant. In November 2014, we completed the purchase of one of those three optioned injectable products and its related NDA from Valeant. In March 2015, we completed the purchase of the final two optioned injectable products and their related NDAs from Valeant.

On October 5, 2015, we acquired three currently marketed injectable pharmaceutical products (Fortaz®, Zinacef ™ and Zantac® Injection) from Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch.

On November 13, 2015, we formed Teligent Canada, and completed the acquisition of Alveda. Teligent Canada currently has nine employees, including a general manager located in our offices in Toronto, Canada. Teligent Canada acquired all of the Alveda working capital, including accounts receivable, inventory, accounts payable, and capital assets. In addition, Teligent Canada acquired Alveda’s existing customer relations, all contracts necessary to execute the Canadian distribution activities, operational permits, and all intellectual property required to operate the marketing and distribution of Alveda’s products in Canada. Teligent Canada also transitioned a majority of the existing workforce as part of the acquisition. Teligent Canada currently markets and distributes 30 injectable products.

We intend to leverage our existing topical value chain as we build our injectable generic portfolio. We have entered into partnerships with contract manufacturing organizations, or CMOs, for the manufacture of some of our products in our portfolio of sterile products. Longer term, we expect to bring much of this production capability in-house.

The facility expansion, which began construction activities in the beginning of 2016, will also enable the production of sterile injectable products in both vial and ampule presentations. The sterile production area is designed around forward-thinking isolator-based technology. We have been partnering with CMOs for the development, registration and manufacture of some of our sterile injectable and ophthalmic products. Upon completion of the site expansion, we may transfer the manufacture of some of these products to our Buena, New Jersey facility. We will also use the new sterile production capability to support our internal R&D pipeline of sterile injectable products in vial and ampule presentations.

We plan to continue to review business development opportunities to expand our injectable portfolio.

Complex (C) - We have begun three projects that we consider to be part of the complex portfolio of our TICO strategy. We consider our focus on complex products or markets to be broadly defined to include potential complexity in one of the critical areas of our industry value chain. As part of our complex program, we are researching two 505(b)(2) projects. A 505(b)(2) submission is an NDA that contains full safety and effectiveness reports, but permits some of the information required for approval to come from studies not conducted by or for the applicant, thereby avoiding unnecessary duplication of studies already performed on a product. In addition, we are currently working with a contract research organization, or CRO, to develop a generic equivalent of a pharmaceutical drug product designated for a chronic rare disease.  The intent of this opportunity is to provide patients with a lower cost alternative of an approved orphan drug. The Orphan Drug Designation program at the FDA provides orphan status to drugs and biologics which are defined as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases/disorders that affect fewer than 200,000 people in the U.S., or that affect more than 200,000 persons, but are not expected to recover the costs of developing and marketing a treatment drug. We will continue to seek opportunities relevant to building our complex portfolio of products.

Ophthalmic (O) - As part of the ophthalmic portfolio of our TICO strategy, on September 30, 2014, we acquired previously marketed and approved ANDAs associated with two ophthalmic products from Valeant. Similar to our injectable portfolio, we are forming partnerships with CMOs for commercial production. We plan to continue to review business development opportunities to expand our ophthalmic portfolio.

Our Customers

Generic Pharmaceutical Business. The manufacturing and commercialization of generic specialty pharmaceutical markets is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently manufacture and sell topical generic pharmaceutical products under our own label. In October 2015, we acquired and began to sell our first generic injectable products. We currently market 30 products in Canada. As we continue to execute our TICO strategy, we will compete in other markets, including the injectable and ophthalmic generic pharmaceutical markets, and expect to face other competitors.

For the years ended December 31, 2016, and 2015, 41% and 43% of our total product sales, net, respectively, were to the three large wholesale drug distributors: AmerisourceBergen Corporation, or ABC; Cardinal Health, Inc., or Cardinal; and McKesson Drug Company, or McKesson. As of December 31, 2016, Cardinal accounted for 56% of our accounts receivable, McKesson accounted for 20% of our accounts receivable, and ABC accounted for approximately 11% of our accounts receivable. As of December 31, 2015, ABC represented 28% of our accounts receivable.

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

Contract Manufacturing and Development Business. Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the year ended December 31, 2016, approximately 90% of our contract services revenue was derived from pharmaceutical customers, as compared to 86% of total contract services revenue for the year ended December 31, 2015. One contract manufacturing customer represented 10% of total revenue for the year ended December 31, 2016, and one of our contract manufacturing services customers represented 11% of total revenue for the year ended December 31, 2015. We do not expect any contract manufacturing or formulation services customers to exceed 10% of revenue for 2017 and beyond.

Concentration of credit risk. In 2016, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $13.5 million, $8.6 million and $6.8 million, respectively, and represented 43% of total revenues in the aggregate. Accounts receivable related to these major customers comprised 81% of all accounts receivable as of December 31, 2016.

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

Expansion into foreign operations in the fourth quarter of 2015 has generated net revenues greater than 10% outside of the United States. For the year ended December 31, 2016, domestic net revenues were $56.1 million and foreign net revenues were $10.8 million. As of December 31, 2016, domestic net assets were $120.0 million and foreign assets were $63.2 million.

Our Products

We recorded net revenue from one product, econazole nitrate cream 1%, which accounted for 8% and 45% of total revenues in 2016 and 2015, respectively.  We had net revenue from lidocaine ointment 5%, which accounted for 23% of total revenues in 2016, which we launched at the end of the first quarter of 2016.

Teligent United States Topical Pharmaceutical Products

Product	Formulation	Presentations	Brand equivalent	Therapeutic Classification
Desoximetasone 0.25%	Ointment	15g, 60g, 100g	Topicort®	Topical Corticosteroid
Diclofenac Sodium 1.5%	Topical Solution	150mL	Pennsaid®	Topical Anti-inflammatory
Fluocinolone Acetonide 0.01%	Topical Solution	60mL	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.025%	Ointment	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.025%	Cream	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.01%	Cream	15g, 60g	Synalar®	Topical Corticosteroid
Econazole Nitrate 1%	Cream	15g, 30g, 85g	Spectazole®	Topical Anti-fungal
Lidocaine USP 5%	Ointment	35.44g	Xylocaine®	Topical Anesthetic
Lidocaine 4%	Topical Solution	50mL	Xylocaine®	Topical Anesthetic
Triamcinolone Acetonide USP 0.1%	Ointment	15g, 80g, 1lb jar	Kenalog®	Topical Corticosteroid
Triamcinolone Acetonide USP 0.025%	Lotion	60ml	Kenalog®	Topical Corticosteroid
Triamcinolone Acetonide USP 0.1%	Lotion	60mL	Kenalog®	Topical Corticosteroid
Clobetasol Propionate 0.05%	Lotion	2oz, 4oz	Clobex®	Topical Corticosteroid
Flurandrenolide USP 0.05%	Ointment	15g, 30g, 60g	Cordran®	Topical Corticosteroid
Clindamycin Phosphate 1%	Topical Solution	30mL, 60mL	Cleocin®	Topical Anti-infective
Nystatin and Triamcinolone Acetonide USP	Ointment	15g, 30g, 60g	Mycolog®	Topical Anti-fungal and Corticosteroid
Triamcinolone Acetonide USP, 0.5% (1)	Ointment	15g	Kenalog®	Topical Corticosteroid
Clobetasol Propionate Gel 0.05% (2)	Gel	15g, 30g, 60g	Temovate®	Topical Corticosteroid

(1) ANDA approved by the FDA on March 3, 2017. We expect to launch the product in the second quarter of 2017.
(2) ANDA approved by the FDA on March 7, 2017. We expect to launch the product in the second quarter of 2017.

Teligent United States Injectable Products

Product	Strength	Formulation	Presentations	Dossier type held by Teligent	Therapeutic Classification
Cefotan (Cefotetan) ®	1g, 2g	Injectable	Vial	NDA	Antibacterial for systemic use
Fortaz (Ceftazidime) ®	500mg, 1g, 2g, 6g	Injectable	Vial, Twist Vial, Frozen Bag	NDA	Antibacterial for systemic use
Zantac (Ranitidine) ®	50mg, 150mg, 1g	Injectable	Vials	NDA	Drugs for Peptic Ulcer and gastro-oesophageal related disorders (GORD)
Zinacef (Cefuroxime) ™	750mg, 1.5g, 7.5g	Injectable	Vial, Twist Vial, Frozen Bag	NDA	Antibacterial for systemic use

Teligent Canada Products (1)

Product	Strength	Formulation	Presentations	Brand equivalent	Dossier type held by Teligent	Therapeutic Classification
Acetylcysteine	2 g, 6 g	Injectable	10ml and 30 ml vials	Mucomyst® Parvolex®	ANDS	Antidote
Atropine Injection BP	0.4 mg	Injectable	1 ml ampoules	N/A	DIN	Antimuscarnic, antispasmodic
Atropine Injection BP	0.6 mg	Injectable	1 ml ampoules	N/A	DIN	Antimuscarnic, antispasmodic
Baclofen Injection	0.05 mg	Injectable	1mL ampoules	Lioresal®	ANDS	Muscle Relaxant
Baclofen Injection	10 mg	Injectable	5mL, 20mL ampoules	Lioresal®	ANDS	Muscle Relaxant
Baclofen Injection	40 mg	Injectable	20mL ampoules	Lioresal®	ANDS	Muscle Relaxant
Ibuprofen for Intravenous Infusion	800 mg	Injectable	8 ml vials	Caldolor®	NDS	Nonsteroidal Antiinflammatory Agent
Diazepam Injection USP	10 mg	Injectable	2mL ampoules	Valium®	ANDS	Anxiolytic
Dimenhydrinate Injection USP	50 mg	Injectable	1 ml ampoule	Gravol®	DIN	Antihistamine
Dimenhydrinate Injection USP with preservative	250 mg	Injectable	5 ml vial	Gravol®	DIN	Antihistamine
Epinephrine Injection	1 mg	Injectable	1 ml ampoule	Adrenalin®	DIN	Cardiac Stimulant
Ergonovine Maleate Injection	0.25 mg	Injectable	1 ml ampoule	N/A	ANDS	Oxytocic
Fentanyl Citrate Injection USP	100 mcg	Injectable	2mL ampoule	Sublimaze®	ANDS	Opiate Anesthetic
Furosemide Injection USP	20 mg	Injectable	2 ml ampoule	Lasix®	ANDS	Diuretic
Gentamicin Injection USP	80 mg	Injectable	2mL ampoule	Garamycin®	NDS	Antibiotic
Irinotecan Hydrochloride	40 mg, 100 mg, 500 mg	Injectable	2 ml, 5 ml, 25 ml vials	Camptosar®	ANDS	Antineoplastic agent
Lidocaine Hydrochloride Injection (1% Preservative Free)	50 mg, 100 mg	Injectable	5 ml and 10 ml polyampoule	Xylocaine®	DIN	Local Anesthetic

Lidocaine Hydrochloride Injection with Preservative (1%)	200 mg, 500 mg	Injectable	20 ml and 50 ml vials	Xylocaine®	DIN	Local Anesthetic
Lidocaine Hydrochloride Injection (2% Preservative Free)	100 mg, 200 mg	Injectable	5 ml and 10 ml polyampoule	Xylocaine®	DIN	Local Anesthetic
Lidocaine Hydrochloride Injection with Preservative (2%)	400 mg, 1 g	Injectable	20 ml and 50 ml vials	Xylocaine®	DIN	Local Anesthetic
Lidocaine 2% and Epinephrine 1:100,000 Injection	400 mg, 1 g	Injectable	20 ml and 50 ml vials	Xylocaine®	DIN	Local Anesthetic
Lidocaine Hydrochloride Topical Solution USP 4%	2000 mg	Topical Solution	50mL	Xylocaine®	DIN	Topical Anesthetic
Lidocaine Ointment USP 5%	1750 mg	Ointment	35g	Xylocaine®	DIN	Topical Anesthetic
Methylene Blue Injection USP	50 mg	Injectable	5mL ampoule	N/A	DIN	Antidote
Naloxone Hydrochloride Injection USP	0.4 mg	Injectable	1mL ampoule	Narcan®	ANDS	Opiate Antagonist
Piperacillin and Tazobactam for Injection	2 g, 0.25 g, 3 g, 0.375 g, 4 g, 0.5 g	Injectable	2.25 g, 3.375 g, 4.5 g vials	Tazocin®	ANDS	Antibacterial for systemic use
Sodium Chloride Injection USP 0.9%	90 mg	Injectable	10 ml vials	N/A	DIN	Diluent
Sterile Water for Injection USP	100%	Injectable	10 ml polyampoule	N/A	DIN	Diluent
Succinylcholine Chloride Injection USP	200 mg, 400 mg	Injectable	10 ml and 20 ml vials	Quelicin®	DIN	Muscle Relaxant

(1) Table does not include Euflexxa®, which is not owned by Teligent Canada but is distributed and sold by Teligent Canada.

Teligent United States Other Products

Below is a listing of the previously marketed products that were purchased from AstraZeneca and Valeant, along with a description of each respective formulation, presentation, brand equivalent, dossier and indication

Product	Strength	Formulation	Presentations	Brand equivalent	Dossier type held by Teligent	Therapeutic Classification
Ciprofloxacin	0.3%	Ophthalmic Solution	2.5ml, 5ml, 10ml bottles	Ciloxan ®	ANDA	Antibacterial for systemic use
Betaxolol	0.5%	Ophthalmic Solution	5ml, 7.5ml, 15ml bottles	Betopic ®	ANDA	Beta Blocking Agent
Phytonadione	10mg, 1mg	Injectable	0.5ml, 1ml ampoules; 3cc, 6cc vials	AquaMephyton ®	NDA	Hemostatic
Amikacin Sulfate	50mg/ml, 250mg/ml	Injectable	2ml, 4ml vials	Amikacin Sulfate	ANDA	Antibacterial for systemic use
Calcitonin Salmon	200IU/ml	Injectable	2ml vials	Miacalcin ®	ANDA	Anti-parathyroid Agent
Cefotetan Disodium	20mg/ml	Injectable (bag)	50ml bags	Cefotan ®	NDA	Antibacterial for systemic use
Cefotetan	10mg/ml	Injectable	2ml vials	Cefotan ®	NDA	Antibacterial for systemic use
Clindamycin Phosphate	150mg/ml	Injectable	2ml, 4ml, 6ml, 60ml vials	Cleocin ®	ANDA	Antibacterial for systemic use
Dobutamine HCl	12.5mg/ml	Injectable	20ml, 40ml vials	Dobutamine HCl	ANDA	Cardiac Stimulant
Dopamine HCl	40mg/ml	Injectable	5ml, 10ml (vials and syringes)	Dopamine HCl	NDA / ANDA	Cardiac Stimulant
Dopamine HCl	80mg/ml	Injectable	5ml, 10ml (vials, ampoules, and syringes)	Dopamine HCI	NDA / ANDA	Cardiac Stimulant
Dopamine HCl	160mg/ml	Injectable	5ml (vials and ampoules)	Dopamine HCl	NDA / ANDA	Cardiac Stimulant
Droperidol	2.5mg/ml	Injectable	10ml vials, 2ml and 5ml ampoules, and 2ml syringes	Inapsine ®	ANDA	Anti-Psychotic
Furosemide	10mg/ml	Injectable	2ml, 4ml, 8ml, and 10ml vials, 4ml and 10ml syringes	Furosemide	ANDA	Diuretic
Mannitol	USP 25%	Injectable	50ml (vials and syringes)	Mannitol	ANDA	Diuretic
Meperidine HCl	25mg/ml, 50mg/ml, 75mg/ml, 100mg/ml	Injectable	1ml and 30ml vials, 1ml and 1.5ml ampoules, and 1ml syringes	Demerol ®	ANDA	Systemic analgesic
Midazolam HCl	5mg/ml	Injectable	2ml syringe	Midazolam	ANDA	Sedative
Orphenadrine	30 mg/mL	Injectable	2 mL ampule	Orphenadrine Citrate	NDA	Muscle Relaxant
Edrophonium	10 mg/mL	Injectable	1 mL ampule and 10 mL vial	Enlon®	NDA	Acetylcholinesterase inhibitor
MVI-12	N/A	Injectable	10 mL ampules and 5 mL vials	N/A	NDA	Systemic multivitamin
Naloxone HCl	0.4 mg/mL, 1 mg/mL	Injectable	1 mL 5 mLand 10 mL vials	N/A	ANDA	Opiate Antagonist
Naloxone HCl (preservative free)	0.4 mg/mL	Injectable	1 mL vials	N/A	ANDA	Opiate Antagonist
Pancuronium	1 mg/ml, 2mg/ml	Injectable	10ml vials, 2mg/ml (vials, ampoules, and syringes)	N/A	ANDA	General anesthesia
Tobramycin Sulfate	10 mg/mL, 40 mg/mL	Injectable	2 mLand 35 mL vials	N/A	ANDA	Antibacterial for systemic use
Nalbuphine	10 mg/mL and 20 mg/mL	Injectable	1 mL and 10 mL vials	Nubain®	ANDA	Systemic analgesic

Our Suppliers

We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. The APIs and other materials and supplies used in our pharmaceutical manufacturing operations are generally available and purchased from many different U.S. and non-U.S. suppliers. However, in some cases, the raw materials used to manufacture pharmaceutical products are available only from a single supplier. Even when more than one supplier exists, we may choose, and in some cases have chosen, only to list one supplier in our applications submitted to the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA. No raw materials or components suppliers represented 10% or more of our purchases in 2016, 2015 or 2014.

Research and Development

Our R&D activities are integral to our business and are conducted at our facility in Buena, New Jersey. Our R&D department is led by our Chief Scientific Officer, Stephen Richardson, who joined the Teligent team in October 2015. The R&D team consists of 33 full-time employees and their responsibilities include: formulation, reverse engineering, methods development, analytical and microbiologic testing and scale up, and regulatory expertise. Our employees have specific expertise in developing injectable products and topical products in a wide range of dosage forms, including simple solutions through complex creams. All ANDA topical development is conducted in-house except for bioequivalence testing, which is performed by a contract research organization.

We have been steadily increasing our investment in R&D as we believe that R&D is the future of the Company. We incurred $17.1, $13.2, and $6.9 million in R&D expenses in 2016, 2015, and 2014, respectively. We expect to increase our R&D spending in 2017 to approximately 24% to 27% of revenue in 2017 in order to expand our ANDA submissions and pipeline. As the business continues to grow over the next three to five years, we expect research and development costs as a percentage of revenue to decline.

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

Generic pharmaceutical products are the pharmaceutical and therapeutic equivalents of the brand product, also known as the reference listed drug, or RLD. A reference listed brand drug is an approved drug product listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the Orange Book. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, provides that generic drugs may enter the market after the approval of an ANDA. An ANDA approval requires that bioequivalence to the reference listed drug be demonstrated and also requires that any patents on the corresponding reference listed drug be expired, invalidated, non-infringed and/or any other relevant market exclusivity periods related to the reference listed drug be expired as well. Generic drugs are bioequivalent to their reference brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these reference brand products. Branded generic pharmaceutical products are generic products in that they are approved for marketing under an ANDA, but they may be more responsive to promotion efforts generally used to promote branded pharmaceutical products. Growth in the generic pharmaceutical industry has been, and will continue to be, driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

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

•
Abbreviated New Drug Application — An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA’s Orange Book or for a new dosage strength for a drug previously approved under an ANDA.

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

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve an application for a generic version product. If the reference drug is a new chemical entity, the FDA may not accept an ANDA for a generic product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity, but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for a reference NDA product before the expiration of three years. Certain other periods of exclusivity may be available if the RLD is indicated for treatment of a rare disease or the sponsor conducts pediatric studies in accordance with FDA requirements.

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

In 2012, the U.S. Food and Drug Administration Safety and Innovation Act, or the FDASIA, was enacted into law. FDASIA is intended to enhance the safety and security of the U.S. drug supply chain by holding all drug manufacturers supplying products to the U.S. to the same FDA inspection standards and schedules. Specifically, prior to the passage of FDASIA, U.S. law required U.S. based manufacturers to be inspected by the FDA every two years but remained silent with respect to foreign manufacturers, causing some foreign manufacturers to go as many as nine years without a routine FDA cGMP inspection, according to the Government Accountability Office.

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

Canada

In Canada, the registration process for approval of all generic pharmaceuticals has two tracks that proceed in parallel. The first track of the process involves an examination of the proposed generic product by Health Canada, the federal department responsible for national public health, to ensure that the quality, safety and efficacy of the proposed generic product meets Canadian standards and bioequivalence requirements. The second track concerns patent rights of the brand drug owner. Companies may submit an application called an abbreviated new drug submission, or ANDS, to Health Canada that compares the proposed generic drug to another drug marketed in Canada under a Notice of Compliance, or NOC, issued to a first person. When Health Canada is satisfied that the generic pharmaceutical product described in the ANDS satisfies the statutory requirements, it issues an NOC for that product for the uses specified in the ANDS, subject to any court order that may be made in the second track of the approval process.

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

Facilities, procedures, operations and/or testing of products are subject to periodic inspection by Health Canada. In addition, Health Canada conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems are in compliance with the Good Manufacturing Practices in Canada, Drug Establishment Licensing requirements and other provisions of the Regulations. Competitors are subject to similar regulations and inspections.

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

The primary regulatory approval for pharmaceutical manufacturers, distributors and importers selling pharmaceuticals to be marketed in Canada is the issuance of an establishment license, or EL. An EL is issued to a Canadian facility once Health Canada has approved the facilities in which the pharmaceuticals are manufactured, distributed or imported. A key requirement for EL-issuance is compliance with the Good Manufacturing Practices as set out by Health Canada. For pharmaceuticals that are imported into Canada, the license for the Canadian importing facility must list all foreign sites at which imported pharmaceuticals, and their active ingredients, are manufactured and tested. To be listed on our EL, all our foreign sites must demonstrate compliance with relevant Good Manufacturing Practices recognized by Health Canada.

Sales and Marketing

We manufacture, sell, distribute and market our prescription drug products to national chain drug stores and drug wholesalers and distributors and group purchasing organizations, or GPOs, in the United States and Canada. This commercialization infrastructure includes satisfying our state, provincial, territorial, or national licensing requirements, implementing procedures with our third-party logistics partners, and maintaining appropriate sales order to cash administrative processes and a manager of national accounts to manage our sales.

Competition

In our generic topical prescription drug business, we face competition from other generic drug manufacturers and brand-name pharmaceutical companies through authorized generics. Although there are a significant number of competitors in the generic drug market, there are fewer competitors in the topical generic drug market. The five dominant companies in the topical generic drug market are: Sandoz (the generic pharmaceutical division of Novartis AG), Taro Pharmaceutical Industries, Ltd., Perrigo Company, Teva Pharmaceutical Industries, Ltd. and Akorn, Inc. Collectively, these five competitors control approximately 58% of the generic topical market by value based on Quintiles IMS data from December 2016. We believe the concentrated nature of the topical generic drug market creates an opportunity for us to be able to compete based on a variety of factors, including our focus on niche opportunities within the market segment and our dedication to quality in every area of our business.

In our generic injectable prescription drug business, we also face competition from other generic drug manufacturers and brand-name pharmaceutical companies through authorized generics. Although there are a significant number of competitors in the generic drug market, there are fewer dominant competitors in the injectable generic drug market. The 7 dominant companies in the injectable generic drug market in the United States consist of Hospira, Inc. (a subsidiary of Pfizer, Inc.), Fresenius Kabi USA, Sandoz (the generic pharmaceutical division of Novartis AG), Grifols USA, LLC, West-Ward (a subsidiary of Hikma Pharmaceuticals PLC), Mylan, Inc., and Winthrop (a subsidiary of Sanofi-Aventis U.S. LLC.). Collectively, these seven competitors control approximately 63% of the generic injectable market by value based on Quintiles IMS data from December 2016. In Canada, we face competition from largely the same firms as in the United States as well as certain Canada-only firms.  The Canadian generic injectable market is dominated by Sandoz (the generic pharmaceutical division of Novartis AG), Pfizer Injectables and Fresenius Kabi Canada.

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

The contract manufacturing services market is highly competitive and includes larger organizations with substantially greater resources than us. Many of our competitors are companies that commercialize and/or manufacture their required products at their own facilities. These competitors include major pharmaceutical companies, generic drug manufacturers and consumer health product companies that generally have substantially greater manufacturing, R&D, marketing and financial resources than us and, in some cases, have more geographically diversified international operations. We compete specifically with a number of different privately-

held contract manufacturing companies, including DPT Laboratories, Ltd. Although this market is competitive, the competition is limited due to the need for specific expertise in topical formulations and cGMP facilities. We believe that we have the expertise required and we will continue to service our existing customers in this market by providing high quality, customer-oriented service, complemented by our contract development expertise in topical formulations.

Environmental Matters

Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the United States Environmental Protection Agency and equivalent state and local regulatory agencies. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our manufacturing facility uses, in varying degrees, hazardous substances in its processes. Contamination at our facility can result and has resulted in liability to us, for which we have recorded appropriate reserves as needed. For example, two of the Company’s facilities have undergone remediation of environmental contamination. See Note 14 to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report.

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

Facility and Operations

The Company’s executive administrative offices are located in Buena, New Jersey, in two facilities of approximately 33,000 square feet built on 8.44 acres of land in 1995, which we own. This facility is used for production, product development, marketing and warehousing for our pharmaceutical, cosmeceutical and cosmetic products. We are in the process of expanding our facility to total approximately 103,000 square feet. Our manufacturing capabilities encompass a full suite of competencies, including regulatory, quality assurance and in-house validation.

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

The Company also leases approximately 7,500 square feet of corporate office space in Iselin, New Jersey, approximately 4,000 square feet of office space in Toronto, Canada and approximately 2,605 square feet of office and laboratory space in Tallinn, Estonia.

Employees

On December 31, 2016, we had a total of 153 full-time employees, including nine full-time employees in Canada and five full-time employees in Estonia. In addition, as the need arises, we occasionally utilize short-term, part-time employees who are paid on an hourly basis. We also utilize temporary employees provided by a third-party on a regular basis, primarily in our production department. We do not have a collective bargaining agreement with our employees and we believe that our employee relations are good.

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

With the exception of 2015, our expenses exceeded our revenue in each of the last 12 years, and no net income has been available to common stockholders during each of these years. As of December 31, 2016, our stockholders’ equity was $56.7 million and we had an accumulated deficit of $44.9 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Three of our customers accounted for 43% of our revenue for the year ended December 31, 2016, and three of our customers accounted for 52% of our revenue for the year ended December 31, 2015. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, one of our products accounted for 8% and 38% of our revenue for the years ended December 31, 2016 and 2015, respectively. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

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

Furthermore, in the current political climate in which drug prices are a focus of the current administration, Congress, government and private payors, and the public more broadly, we cannot predict whether new legislative, regulatory, or other measures related to drug pricing may be enacted. If enacted, such drug pricing measures could have an impact on our drug prices or our gross margins from product sales, which could significantly and adversely impact our financial condition and cash flows.

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

Our strategy depends on our ability to successfully develop and launch new pharmaceutical products ahead of our competitors.

Our continued growth is dependent upon our ability to develop and commercialize products in a timely manner. We may encounter delays in testing and manufacturing new pharmaceutical products, submitting applications for regulatory approval, receiving approval from the relevant authorities and commercializing new products. This process is costly and time-consuming. Delays at any stage could prevent us from successfully launching new products ahead of our competitors and could have a material adverse effect on our business, financial condition and results of operations.

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

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth, our business will be adversely affected.

We have experienced, and are continuing to experience, rapid growth over the last several years, and additional growth through acquisitions is possible in the future. Such growth has put significant demands on our management and infrastructure. Our success will depend in part upon our ability to manage this growth effectively. As we continue to grow, we must improve our operational, financial and management controls and our reporting systems and procedures. We must ensure that our policies and procedures evolve to reflect our current operations. We must also continue to effectively manage existing employees and to hire, train and manage new employees as needed. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business, financial condition and results of operations.

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

The result of these developments may have a material adverse impact on our business, financial position and results of operations, and could cause the market value of our common stock to decline.

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

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. One of our facilities has undergone remediation of environmental contamination, and one of our facilities is currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $0.9 million as of December 31, 2016, and remaining costs accrued at December 31, 2016 totaled $0.1 million. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

Health Canada regulates the testing, manufacture, labeling, marketing and sale of pharmaceutical products. Approval by Health Canada is required before any new drug, including any new generic drug, may be marketed or sold in Canada. In order to receive approval from Health Canada for our product candidates that are generic versions of brand-name drugs, we intend to use the ANDS,  or Drug Identification Number Application, or DINA, routes, which requires us to demonstrate to Health Canada that each generic product candidate has the same active ingredient, strength, dosage form, route of administration and intended use as a corresponding approved drug product and is bioequivalent to the branded drug product (approved under a New Drug Submission or NDS or Drug Identification Number Application, or DINA), meaning that there is no significant difference between the drugs in their rate and extent of absorption in the body. However, if Health Canada determines that an ANDS or DINA for a generic drug product is not adequate to support approval, it could deny our application or request additional data or information, which could delay approval of the product and impair our ability to compete with the brand-name drug product and/or other generic versions of the product.

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

Our global operations expose us to certain risks, including challenges associated with political and economic instability, major hostilities and acts of terrorism.

We are a global company with operations outside of the United States. We face numerous risks inherent in conducting business internationally, including terrorist acts, acts of war, political unrest, public health concerns, labor disputes and national disasters. Such events may lead to economic and political uncertainties and contribute to global economic instability. We may not be successful in developing and implementing policies and strategies to address the foregoing events in a timely and effective manner. Consequently, the occurrence of one or more of the foregoing events could have a material adverse impact on our business, operating results and financial condition, including loss of sales or customers.

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

We are currently in the process of expanding  our manufacturing facilities. Any delays in the expansion process or in the receipt of certain regulatory approvals in connection therewith could have a material adverse effect on our business and results of operations.
We are in the process of expanding and upgrading our existing manufacturing facilities in Buena, New Jersey.  Upon the completion of this expansion, we intend to transfer the manufacture of certain sterile injectable, for which we currently rely on CMOs, to this facility.  Any delays  in the expansion process could increase the overall cost of the expansion and could force us to postpone the planned transfer of our manufacturing to this facility.  In addition, any delays or denials of the regulatory approvals needed to begin manufacturing products at this facility could have a material adverse effect on our business.

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

Our applications for the regulatory approval of our products incorporate the results of testing and other information that is conducted or gathered by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, CROs or independent research facilities). Our ability to obtain regulatory approval of the products being tested is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities, and the accuracy of the information provided to us by third parties. We have little or no control over any of these factors. If this testing is not performed properly, our ability to obtain regulatory approvals could be restricted or delayed. In addition, if third party fraud or other recordkeeping problems are discovered after our products are approved for marketing, any government investigations or findings could result in any products that incorporated those fraudulent results having their regulatory approvals withdrawn.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of December 31, 2016 the value of our goodwill and intangible assets net of accumulated amortization was $52.9 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

We may not be able to fully realize the expected benefits from the acquisition of certain products and/or companies.

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

After the FDA or Health Canada approves a drug for marketing under an NDA, ANDA, NDS, or ANDS, the product’s sponsor must comply with several post-marketing obligations that continue until the product is discontinued.  These post-marking obligations include the prompt reporting of serious adverse events to the agency, the submission of product-specific annual reports that include changes in the distribution, manufacturing, and labeling information, and notification when a drug product is found to have significant deviations from its approved manufacturing specifications (among others).  Our ongoing compliance with these types of mandatory reporting requirements could result in additional requests for information from the FDA or Health Canada and, depending on the scope of a potential product issue that the FDA or Health Canada may decide to pursue, potentially also result in a request from the agency to conduct a product recall or to strengthen warnings and/or revise other label information about the product.  Any of these post-marketing regulatory actions could materially affect our sales and, therefore, they have the potential to adversely affect our business, financial condition, results of operations and cash flows.

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

Although we report our financial results in U.S. Dollars, a portion of our revenues and other liabilities and our costs are denominated in non-U.S. currencies, including the Euro and Canadian Dollar. Our results of operations and, in some cases, cash flows, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. The occurrence of any of the above risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price.

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

As of December 31, 2016, we had federal net operating loss carry forwards, or NOLs, of approximately $34.6 million which expire from 2020 through 2035. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Our ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of our stock that is held by 5% or greater stockholders. We examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. We believe that operating losses subsequent to the change date in 2010 (aggregating $15.3 million) are not subject to Section 382 limitations. We have estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains.

We are currently involved in antitrust litigation related to our pricing practices.

Complaints have been filed against us in each of the U.S. District Court for the District of New Jersey and the U.S. District Court for the Eastern District of Pennsylvania alleging violations of various provisions of federal and state antitrust laws in connection with the sale of our antifungal skin cream Econazole Nitrate 1% product. While we intend to vigorously defend our position in connection with both lawsuits, the outcome of the litigation could result in serious fines being levied on us, along with harm to our reputation. Any negative outcome from this or any other investigation related to our pricing could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

Shares of our common stock can be relatively illiquid which may affect the trading price of our common stock.

For the year ended December 31, 2016, the average daily trading volume of our common stock on the NASDAQ Global Select Market was approximately 299,310 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2016 and December 31, 2015, and our management concluded that our disclosure controls and procedures were effective as of such times. The year ended December 31, 2014 was the first year in which we were required to have our external auditors issue an attestation report on the effectiveness of internal controls over financial reporting.

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

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $4.46 in the first quarter of 2016 and a high of $12.05 in the first quarter of 2015. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

After giving effect to the issuance of the Notes, we will have a substantial amount of indebtedness. As of December 31, 2016, our total consolidated indebtedness was $143.75 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

The Company’s executive administrative offices are located in Buena, New Jersey, in two facilities totaling approximately 33,000 square feet built on 8.44 acres of land in 1995, which we own. One of those facilities is used for production, product development, marketing and warehousing for our own generic prescription pharmaceutical products and pharmaceutical, cosmeceutical and cosmetic products. In July 2016, the Company completed the first phase of the facility expansion in the Buena, New Jersey location. The facility now houses our new product development laboratory for work on topical and sterile pharmaceuticals. The other facility is currently being expanded to increase our manufacturing capacity for topical products, and will also enable the production of sterile injectable products in both vial and ampule presentations. We lease an additional 11,000 square feet of warehouse space in Vineland, New Jersey, lease approximately 7,500 square feet of corporate office space in Iselin, New Jersey, and lease approximately 4,000 square feet of office space in Toronto, Canada. The Company also leases approximately 2,605 square feet of office and laboratory space in Tallinn, Estonia.

Item 3.        LEGAL PROCEEDINGS

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its former manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection, or NJ DEP, and the local authorities, and hired a contractor to assess the exposure and required clean up. The total estimated costs for the clean-up and remediation was $889,000, of which approximately $123,000 remains accrued as of December 31, 2016. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

The restricted cash, included in other assets on the Consolidated Balance Sheet of $122,000 as of December 31, 2016 and $124,000 as of December 31, 2015, represents a restricted escrow account set up on the requirement of the NJ DEP for the soil remediation work. These funds will be released to the Company upon the NJ DEP approval when the remediation is completed.

On December 19, 2013, we filed a complaint in the United States District Court for the District of Delaware against Mallinckrodt LLC, Mallinckrodt, Inc. and Nuvo Research Inc., which we collectively refer to as Mallinckrodt, seeking a declaration of non-infringement of United States Patent Nos. 8,217,078 and 8,546,450 so that we can bring our generic diclofenac sodium topical solution 1.5% to market at the earliest possible date under applicable statutory and FDA regulatory provisions. On January 10, 2014, Mallinckrodt filed an answer and counterclaim alleging that we infringed the patents at issue. On June 26, 2014, we entered into a settlement agreement with Mallinckrodt, pursuant to which Mallinckrodt granted us a non-exclusive license to launch our diclofenac sodium topical solution 1.5% product on March 28, 2015.  There was no material impact on our financial statements as a result of the settlement. We received approval to sell our diclofenac sodium topical solution 1.5% from the FDA in July 2015.

On May 21, 2015, Horizon Pharma Ireland Limited, HZNP Limited and Horizon Pharma USA, Inc., which we collectively refer to as Horizon, filed a complaint in the United States District Court for the District of New Jersey against the Company alleging infringement of certain United States patents based upon our submission to the FDA of an Abbreviated New Drug Application, or ANDA seeking FDA approval to market diclofenac topical solution 2% w/w before the expiration of the patents asserted in the complaint. On June 30, 2015, August 11, 2015, September 17, 2015, October 27, 2015 and February 5, 2016, Horizon filed additional complaints in the United States District Court for the District of New Jersey against the Company alleging infringement of other of its United States patents in relation to the Company’s submission of the same ANDA. On July 21, 2015, September 11, 2015, October 6, 2015, October 21, 2015, December 17, 2015 and March 17, 2016, the Company filed answers, affirmative defenses and counterclaims with respect to the complaints filed by Horizon.  In those filings, the Company asserted that the patents alleged to be infringed in the complaints filed by Horizon are invalid and not infringed by us. On April 27, 2016, Horizon and the Company filed a stipulation of dismissal to dismiss the cases. The court entered an order dismissing the cases on May 2, 2016. On May 9, 2016, Horizon and the Company entered into a settlement agreement. Under the settlement agreement, the Company obtained a license to market diclofenac topical solution 2% no later than January 10, 2029 or earlier in certain circumstances, including the resolution by settlement or court decision of other third party litigation involving diclofenac topical solution 2% or the market entry by other third party generic versions of diclofenac topical solution 2%. At this time, the Company cannot estimate if or when any of those earlier events might occur. No consideration was exchanged as part of the settlement. The Company has not recorded accruals related to this case and has not yet received final approval.

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

From December 20, 2016 to January 26, 2017, eight putative class action antitrust lawsuits were filed against the Company, along with co-defendants including Taro Pharmaceuticals U.S.A., Inc., Perrigo New York Inc., Fougera Pharmaceuticals Inc., and Sandoz, Inc. The actions are currently pending in the District of New Jersey and Eastern District of Pennsylvania, and a consolidation motion is currently pending before the Judicial Panel on Multidistrict Litigation.

The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased or reimbursed patients for the purchase of generic econazole from any of the defendants from June 1, 2014 (or later in some complaints) until the time the defendants’ allegedly unlawful conduct ceased or will cease.

The plaintiffs allege a conspiracy to fix prices for generic econazole, in violation of federal antitrust laws or state antitrust, consumer protection, and other laws. Plaintiffs seek treble damages for alleged price overcharges for generic econazole during the alleged period of conspiracy, and the indirect purchaser class plaintiffs seek injunctive relief against Teligent.

All of these cases are in their initial stages. The parties are negotiating briefing schedules for motions to dismiss, which will be filed after the Judicial Panel on Multidistrict Litigation determines an appropriate forum. Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We intend to vigorously defend against these claims.

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

	Common Stock
	High	Low
2016
First Quarter	8.88	4.46
Second Quarter	7.39	4.79
Third Quarter	8.66	6.96
Fourth Quarter	7.99	5.75
2015
First Quarter	12.05	7.75
Second Quarter	9.40	4.75
Third Quarter	8.98	6.13
Fourth Quarter	9.18	5.90

Stockholders

As of March 6, 2017, there were approximately 378 stockholders of record of our 53,226,382 outstanding shares of common stock.

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

Performance Graph
 Comparison of Cumulative Total Return among Teligent, Inc., the S&P 500 Index and the Dow Jones - US Health Care Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/11
12/12
12/13
12/14
12/15
12/16
Teligent, Inc.
S&P 500
Dow Jones US Health Care

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

	As of and For the Years Ended December 31,
	2016	2015	2014	2013	2012
(In thousands, except per share data)
Revenues	$66,881	$44,250	$33,740	$18,224	$8,563
Gross profit	34,687	21,315	16,972	6,145	2,776
Operating income (loss)	2,542	(3,192)	3,906	(82)	(3,136)
Interest and other non-operating income (expense)	(14,240)	9,895	1,518	(199)	(975)
Pretax income (loss)	(11,698)	6,703	5,424	(281)	(4,111)
Income tax provision (benefit)	287	35	173	(197)	(184)
Net income (loss)	$(11,985)	$6,668	$5,251	$(84)	$(3,927)
Preferred stock dividend	—	—	—	(1,308)	—
Net income (loss) attributable to common stockholders	$(11,985)	$6,668	$5,251	$(1,392)	(3,927)
Weighted average shares outstanding:
Basic	53,078	52,873	49,818	43,518	39,786
Diluted	53,078	67,112	64,207	43,518	39,786
PER SHARE:
Net income (loss):
Basic	(0.23)	0.13	0.11	(0.03)	(0.10)
Diluted	(0.23)	(0.07)	0.09	(0.03)	(0.10)

Share Price: High	8.88	12.05	11.28	3.39	1.48
Low	4.46	4.75	2.93	1.00	0.94
BALANCE SHEET DATA:
Current assets	$103,296	$116,801	$177,218	$10,558	$6,139
Net property, plant & equipment	26,215	8,706	3,262	2,623	2,691
Total assets	183,226	184,762	197,078	15,427	9,427
Current liabilities	14,963	10,768	13,002	5,221	1,976
Long-term obligations, less current installments	111,596	107,235	144,942	3,015	1,024
Shareholders’ equity	56,667	66,759	39,134	7,191	6,427
CASH FLOW DATA:
Cash provided by (used in) operating activities	$1,098	$(15,513)	$(3,891)	$(618)	$(2,373)
Cash used in investing activities	(21,972)	(53,068)	(3,792)	(2,113)	(342)
Cash provided by (used in) financing activities	(10)	(3,111)	164,465	2,296	2,337
Increase/(Decrease) in cash and cash equivalents	(20,884)	(71,692)	156,782	(435)	(378)

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

Company Overview

Strategic Overview

Teligent, Inc. is a specialty generic pharmaceutical company. All references to "Teligent," the "Company," "we," "us," and "our" refer to Teligent, Inc. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States we are currently marketing 16 generic topical pharmaceutical products and four branded generic pharmaceutical products.  Through the completion of an acquisition, we now sell a total of 30 generic and branded generic injectable products and medical devices in Canada.  Generic pharmaceutical products are bioequivalent to their brand name counterparts.  We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter, or OTC, and cosmetic markets.  We operate our business under one segment. Effective October 23, 2015, we changed our name from IGI Laboratories, Inc. to Teligent, Inc.  On October 26, 2015, our common stock, which was previously listed on the NYSE MKT, began trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

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

As of the date of this report, we have acquired 25 drug products that have been previously approved by the United States Food and Drug Administration, or FDA. Our pipeline includes 34 Abbreviated New Drug Applications, or ANDAs filed with the FDA, for additional pharmaceutical products. In addition, we have five abbreviated new drug submissions, or ANDSs, on file with Health Canada. We have an additional 34 product candidates at various stages of our development pipeline, ten of which are in stability testing. In December 2015, we announced the approval by the FDA of Cefotan® (Cefotan for Injection). This was our first product approved from the portfolio of discontinued and withdrawn new drug applications, or NDAs, and ANDAs that we purchased from AstraZeneca on September 25, 2014. We have also experienced an increased rate of review by the FDA of applications filed in Generic Drug User Fee Amendments, or GDUFA, Year 3 and Year 4, which began October 1, 2014, and October 1, 2015, respectively. We submitted 12 topical ANDAs in 2016. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. We received nine approvals from our internally developed pipeline of topical general products in 2016. We intend to continue to submit further ANDAs to the FDA and ANDSs to Health Canada in 2017. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

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

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

We had a net loss of $12.0 million, or $0.23 per share, in 2016 compared to net income of $6.7 million, or $0.13 per share, in 2015.

Revenues (in thousands):

	Year Ended December 31,		Increase/(Decrease)
Components of Revenue:	2016	2015	$	%
Product sales, net	$65,904	$43,497	$22,407	52%
Research and development services and other income	977	753	224	30%
Total Revenues	$66,881	$44,250	$22,631	51%

The increase in product sales for the year ended December 31, 2016 as compared to the same period in 2015 was primarily due to the increased revenue from our own generic pharmaceutical product line and our entry into the specialty generic injectable market in the U.S. and Canada. In addition, our contract manufacturing revenues increased over the same period in the prior year, primarily due to our acquisition of two new customers, one in the fourth quarter of 2015 and one in the first six months of 2016, for which we manufactured one of our generic topical products in a private label, offset by a slight decline in purchase orders. We do not expect revenue from these two contract manufacturing customers in 2017 and beyond.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and expenses (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2016	2015	$	%
Cost of revenues	32,194	$22,935	$9,259	40%
Selling, general and administrative	15,005	11,336	3,669	32%
Product development and research	17,140	13,171	3,969	30%
Totals costs and expenditures	$64,339	$47,442	$16,897	36%

Cost of revenues increased for the year ended December 31, 2016 as compared to the same period in 2015 as a result of the increase in total revenue. Cost of revenues decreased as a percentage of total revenue to 48% for the year ended December 31, 2016 as compared to 52% for the same period in 2015. The decrease in cost of revenue as a percentage of sales was primarily due to the increased revenue from our own generic pharmaceutical product line driven by new product launches and our entry in to the specialty generic injectable market. Sales related to our own label products generally have lower cost of revenues percentages than our contract manufacturing product revenues; however, sales to one new contract manufacturing customer, where we sold more of our generic products in a private label, did reduce cost of revenues as a percentage of sales. In addition, our costs of revenue include the provision for the write-down of inventory of $1.4 million. This write-down includes the write-down of the inventory step up in basis in the amount of $0.5 million. The inventory step-up was initially recorded in connection with our acquisition of Alveda Pharmaceuticals, Inc. in November 2015. Our research and development income results primarily from services rendered under contractual agreements and, therefore, cost of revenues as a percentage of our research and development income is relatively low. Consistent with our strategy, we expect cost of revenues as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the year ended December 31, 2016 increased by $3.7 million as compared to the same period in 2015. In 2016, there were increases of $2.3 million in amortization expense related to assets acquired in the fourth quarter of 2015, $1.3 million in expenses related to our Canadian operations, $0.8 million in salaries and related costs, $0.5 million in expenses related to our Estonia operations, $0.4 million in recruiting fees, other corporate expenses of $0.3 million, bad debt expense of $0.3 million, $0.1 million from the issuance of stock-based compensation related to options and restricted stock, $0.1 million in conferences and seminars and $0.1 million in board of directors fees, offset by a decrease of $2.5 million in professional fees.

Product development and research expenses for the year ended December 31, 2016 increased by $4.0 million as compared to the same period in 2015. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased headcount, which resulted in an increase of $1.8 million in salaries and related costs, $1.4 million in exhibit and pilot batch costs, $0.7 million in clinical studies, $0.5 million in expenses related to Canadian operations, $0.4 million in stock based compensation related to options and restricted stock and $0.3 million in overhead costs. These were partially offset by decreases in consulting fees of $0.9 million, $0.1 million in fees related to Generic Drug User Fee Act, or GDUFA, and the associated filing of our applications with the FDA and technology license fees of $0.1 million.

Interest and Other Expense, net (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2016	2015	$	%
Interest and other expense, net	$(13,304)	$(13,358)	$54	—%
Foreign exchange (loss) / gain	$(936)	$109	$(1,045)	100%
Change in the fair value of derivative liability	$—	$23,144	$(23,144)	(100)%

Interest expense increased for the year ended December 31, 2016 as compared to the same period in 2015. The increase is related to the interest expense, amortization of debt discount and amortization of debt issuance costs of the Notes (see Note 6), partially offset by capitalized interest related to our facility expansion. Foreign exchange loss of $0.9 million was recorded for the year ended December 31, 2016, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. These loans are to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction. During the year ended December 31, 2015, we recorded a $23.1 million change in the fair value of the derivative liability as a result of the change in the fair value of our derivative liability, caused primarily by the decrease in the price of our common stock. Due to the approval of the sufficient shares at the Company's annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015, and as such there is no change in the fair value of the derivative liability recorded for the year ended December 31, 2016.

Net (loss) income attributable to common stockholders (in thousands, except per share numbers):

	Year Ended December 31,		Increase/(Decrease)
	2016	2015	$	%
Net (loss) income attributable to common stockholders	$(11,985)	$6,668	$(18,653)	(280)%
Basic (loss) income per share	$(0.23)	$0.13	$(0.36)	(277)%
Diluted loss per share	$(0.23)	$(0.07)	$(0.16)	229%

Net loss for the year ended December 31, 2016 was $12.0 million as compared to net income of $6.7 million for the year ended December 31, 2015. The decrease is due to increases in costs and expenses in 2016, foreign currency exchange loss of $0.9 million, and the absence of change in the fair value of the derivative liability that occurred in 2015 in the amount of $23.1 million, partially offset by increases in revenues in 2016.

Fiscal Year 2015 Compared to Fiscal Year 2014

We had net income of $6.7 million in 2015 compared to net income of $5.3 million in 2014. Net income attributable to common stockholders was $6.7 million, or $0.13 per share in 2015, and net income applicable to common stockholders was $5.3 million, or $0.11 per share, in 2014:

Revenues (in thousands):

	Year Ended December 31,		Increase/(Decrease)
Components of Revenue:	2015	2014	$	%
Product sales, net	$43,497	$32,104	$11,393	35%
Research and development services and other income	753	1,636	(883)	(54)%
Total Revenues	$44,250	$33,740	$10,510	31%

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

Cost of revenues increased for the year ended December 31, 2015 as compared to the same period in 2014 as a result of the increase in total revenue. Cost of revenues as a percentage of total revenue was 52% for the year ended December 31, 2015 as compared to 50% for 2014. During 2015, approximately 86% of our revenue from contract and formulation services came from pharmaceutical customers as compared to 79% in 2014. Our research and development income results primarily from services rendered under contractual agreements and, therefore, cost of revenues as a percentage of our research and development income is relatively low. Consistent with our strategy, we expect cost of revenues as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the year ended December 31, 2015 increased by $5.4 million as compared to the same period in 2014. During the fourth quarter of 2015, the Company recorded acquisition related costs in the amount of $2.3 million. In addition, in 2015 there were increases of $1.1 million from the issuance of stock-based compensation related to options and restricted stock, other corporate expenses of $0.5 million, professional fees of $0.4 million, amortization of product acquired in 2015 of $0.4 million, expenses related to Canadian operations of $0.2 million, travel-related costs of $0.2 million, website expenses of $0.1 million, overhead costs of $0.1 million, recruiting and human resources expenses of $0.1 million, contributions of $0.1 million and stockholder relations expense of $44,000 during the year ended December 31, 2016 as compared to the same period in 2015. These increases were partially offset by a decrease of $47,000 in salaries and related costs.

Product development and research expenses for the year ended December 31, 2015 increased by $6.3 million as compared to the same period in 2014. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased headcount, including hiring our Chief Scientific Officer in October of 2015, which resulted in an increase of $0.8 million in salaries and related costs; we increased spending on clinical studies by $2.7 million, costs related to our exhibit batches by $1.0 million, contract research by $0.9 million, professional fees by $0.3 million, $0.2 million in expenses related to Canadian operations, stock based compensation related to options and restricted stock of $0.2 million, consulting fees by $0.1 million and overhead costs by $0.1 million. In addition, fees related to GDUFA, and the associated filing of our applications with the FDA, increased by $0.1 million.

Interest and Other Expense, net (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2015	2014	$	%
Interest and other expense, net	$(13,358)	$(782)	$(12,576)	1,608%
Foreign exchange gain	$109	$—	$109	100%
Change in the fair value of derivative liability	$23,144	$2,300	$20,844	906%

Interest expense increased for the year ended December 31, 2015 as compared to the same period in 2014, primarily due to the inclusion in 2015 of approximately $12.8 million of interest expense; amortization of debt discount and amortization of debt issuance costs related to the Convertible 3.75% Senior Notes (see Note 6 to the Company’s Consolidated Financial Statements). Gain on foreign exchange in 2015 resulted from the change in exchange rates applied to funds due from Teligent Canada at December 31, 2015. We also recorded a $23.1 million change in the fair value of the derivative liability as a result in the change in the fair value of our derivative liability, caused primarily by the decrease in the price of our common stock in 2015.

Net income attributable to common stockholders (in thousands, except per share numbers):

	Year Ended December 31,		Increase/(Decrease)
	2015	2014	$	%
Net income attributable to common stockholders	$6,668	$5,251	$1,417	27%
Basic income per share	$0.13	$0.11	$0.02	18%
Diluted (loss) income per share	$(0.07)	$0.09	$(0.16)	(178)%

Net income for the year ended December 31, 2015 increased as compared to the year ended December 31, 2014 due to the change in the fair value of the derivative liability, partially offset by the increase in revenues and the increase in costs and expenses noted above.

Liquidity and Capital Resources

Our principal sources of liquidity were cash and cash equivalents of approximately $66.0 million at December 31, 2016 and cash from operations. The Company terminated its $10 million credit facility with General Electric Capital Corporation, as agent, and GE Capital Bank and certain other institutions, as lenders, in February 2016. We had working capital of $88.3 million at December 31, 2016. We may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to us, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond March 2018.

On December 10, 2014, we entered into a purchase agreement, pursuant to which we agreed to sell our 3.75% Convertible Senior Notes due 2019, or the Notes, to Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as the initial purchasers. We received net proceeds of approximately $139 million, after expenses of $4.8 million, upon completion of the transaction. The sale was completed on December 16, 2014. See Note 6.

On June 27, 2014, we announced the pricing of our underwritten public offering of 4,650,000 shares of our common stock at a price to the public of $5.00 per share. The offering closed on July 2, 2014, and, after giving effect to the underwriters’ exercise of the over-allotment option in full, we sold an aggregate of 5,347,500 shares of common stock. The net proceeds of the offering were approximately $24.9 million, after deducting the underwriters’ commission and offering expenses.

Our operating activities provided $1.1 million of cash during the year ended December 31, 2016 compared to $15.5 million and $3.9 million of cash used during the years ended December 31, 2015 and 2014, respectively. The cash provided for the year ended December 31, 2016 was mostly due to the collection of the Canadian goods and services tax, or GST, and the harmonized sales tax, or HST, of $5.2 million, in addition to other changes in operating assets and liabilities, offset by $7.6 million of interest expense related to our Notes. The use of cash for the year ended December 31, 2015 was a result of $5.2 million paid related to Canadian GST and HST and interest expense in the amount of $6.7 million related to our Notes. In connection with the acquisition of Alveda, we paid $2.2 million in acquisition costs. The remaining use of cash was primarily a result of the $3.8 million in changes in operating assets and liabilities, which included a $6.0 million payment related to the AstraZeneca assets acquired in September of 2015, offset by the net income for the year. The use of cash for the year ended December 31, 2014 was substantially a result of the changes in operating assets and liabilities offset by the net income for the year.

Our investing activities used $22.0 million during the year ended December 31, 2016 compared to $53.1 million of cash used in the year ended December 31, 2015 and $3.8 million of cash used in the year ended December 31, 2014. The funds used for the year ended December 31, 2016 included $18.6 million in capital expenditures, for which the majority were for the facility expansion in Buena, as well as expenditures for the Estonian lab, and $3.4 million in product acquisition costs including Sebela and the buyout of the royalty stream related to AstraZeneca (See Note 16). The funds used for the year ended December 31, 2015 included $35.4 million in cash paid to acquire the assets of Alveda in November 2015. We completed the acquisition of five products, which used $11.7 million in cash in 2015. We also used $6.0 million for the purchase of capital expenditures related to additional scientific and manufacturing equipment and costs related to the planning phase of our expansion. The funds used during the year ended December 31, 2014 were for the purchase of products (see Note 7 to the Company’s Condensed Consolidated Financial Statements) and capital expenditures related to additional computer equipment and scientific equipment and improvements incurred to expand our R&D.

Our financing activities used $10,000 of cash during the year ended December 31, 2016 compared to $3.1 million of cash used in financing activities in the year ended December 31, 2015 and $164.5 million of cash provided by financing activities in the year ended December 31, 2014. The cash used during the year ended December 31, 2016 was mainly $70,000 of principal payments on capital lease obligations offset by $96,000 in proceeds from the exercise of common stock warrants and options. The cash used during the year ended December 31, 2015 in the amount of $3.1 million was used to pay down debt. The cash provided for the year ended December 31, 2014 was mainly $139 million net proceeds from the Notes, $24.9 million net proceeds from the public offering of common stock and $0.8 million net proceeds from the exercise of common stock warrants and options.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Contractual Obligations

As more fully described under Item 2, Properties, we lease a warehouse in Vineland, New Jersey, office space in Iselin, New Jersey, office space in Toronto, Canada and office and laboratory space in Tallinn, Estonia. Our remaining obligations under these leases are summarized in the table below.

As of December 31, 2016, our principal outstanding debt obligation related to our Notes is a total of $143.75 million and are due in December of 2019.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Senior Notes	$143,750	$—	$143,750	$—	$—
Capital Lease	—	—	—	—	—
Operating Lease	2,987	548	879	818	742

Total	$146,737	$548	$144,629	$818	$742

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, notes payable, accounts payable, capital leases and other accrued liabilities at December 31, 2016 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS 157, Fair Value Measurements). ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measures its derivative liability at fair value. The derivative convertible option related to the aggregate of $143.75 million in principal notes issued on December 16, 2014, to Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as the initial purchasers, or the Notes, was valued using the “with” and “without” analysis. A “with” and “without” analysis is a standard valuation technique for valuing embedded derivatives by first considering the value of the Notes with the option and then considering the value of the Notes without the option. The difference is the fair value of the embedded derivatives. The embedded derivative is classified within Level 3 because it is valued using the “with” and “without” method, which does utilize inputs that are unobservable in the market.

On May 20, 2015, the Company received approval to increase its authorized shares sufficiently to allow for the conversion of the Notes into equity at the annual shareholders meeting. Therefore, the derivative liability of $18.3 million was reclassified into stockholders equity. The Company recorded a change in the fair value of the derivative liability through May 20, 2015 of $23.1 million for the year ended December 31, 2015. On May 20, 2015, the Company reclassified the fair value of the derivative liability into stockholders equity due to the approval of sufficient shares. Based on the closing price of the Company’s common stock as of December 31, 2016, the net carrying value of the Notes was approximately $111.4 million compared to their face value of $143.75 million as of December 31, 2016. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk.

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

The Company extends credit to wholesaler and distributor customers and national retail chain customers, based upon credit evaluations, in the normal course of business, primarily with 90-day terms. The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the generic prescription pharmaceutical business. Typically, the aggregate gross-to-net adjustments related to these customers can exceed 50% of the gross sales through this distribution channel. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction to accounts receivable.

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

Product Sales: Product Sales, net, include Company Product Sales and Contract Manufacturing Sales.

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

Contract Manufacturing Sales: The Company recognizes revenue when title transfers to its customers, which is generally upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products included in product sales, net in the Company's Condensed Consolidated Statement of Operations.

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

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, Derivatives and Hedging, or ASC 815-10. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company's derivative liability was the embedded convertible option of its Notes issued December 16, 2014 (see Note 6), which has been recorded as a liability at fair value until May 20, 2015, and was revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015. The Company has no derivatives at December 31, 2016 and December 31, 2015.

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

Recent Accounting Pronouncements

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers". The update provides users with classification guidance on thirteen specific areas of correction or improvement topics as follows: 1) Loan Guarantee Fees, 2) Contract Costs - Impairment Testing, 3) Contract Costs - Interaction of Impairment Testing with Guidance in Other Topics, 4) Provisions for Losses on Construction-Type and Production-Type Contracts, 5) Scope of Topic 606, 6) Disclosure of Remaining Performance Obligations, 7) Disclosure of Prior-Period Performance Obligations, 8) Contract Modifications Example, 9) Contract Asset versus Receivable, 10) Refund Liability, 11) Advertising Costs, 12) Fixed-Odds Wagering Contracts in the Casino Industry and 13) Cost Capitalization for Advisors to Private Funds and Public Funds. The amendments affect the guidance in update 2014-09, which is effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years.

For us, the amendments are effective January 1, 2018. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The update is to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. It contains amendments that affect a wide variety of Topics in the Accounting Standards Codification and applies to all reporting entities within the scope of the affected accounting guidance. Most of the amendments are effective upon issuance of the update. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)". The update addresses the diversity in the industry with respect to classification and presentation of changes in restricted cash on the statement of cash flows. These amendments require that a statement of cash flows explain the restricted cash change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. It affects those reporting entities that are required to evaluate whether they should consolidate a VIE. The amendments in this update are effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For us, the amendments are effective January 1, 2018. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): "Interests Held through Related Parties That Are Under Common Control". The update was issued to amend the consolidation guidance on how a reporting entity that is a single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. It affects those reporting entities that are required to evaluate whether they should consolidate a VIE. The amendments in this update are effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For us, the amendments are effective January 1, 2018. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): "Intra-Entity Transfers of Assets Other Than Inventory". The update addresses income tax consequences of intra-entity transfers of assets other than inventory. It seeks to clarify the authoritative guidance about the prohibition of the recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party. Instead, this update now eliminates that prohibition and states that an entity should recognize the income tax consequences when the transfer occurs. The amendments in this update are effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For us, the amendments are effective January 1, 2018. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)”. The update provides users with classification guidance on eight specific cash flow topics as follows: 1) Debt Prepayment or Debt Extinguishment Costs, 2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing, 3) Contingent Consideration Payments Made after a Business Combination, 4) Proceeds from the Settlement of Insurance Claims, 5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, 6) Distributions Received from Equity Method Investees, 7) Beneficial Interests in Securitization Transactions and 8) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this update are effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For us, the amendments are effective January 1, 2018. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments”. The update provides users with more useful information for decision making regarding expected credit losses on financial instruments/commitments to extend credit held by a reporting entity at each reporting date. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Credit quality of the entity’s assets now plays a key role in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2019 for public business entities, including interim periods within those fiscal years. For us, the amendments are effective January 1, 2020. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): “Narrow-Scope Improvements and Practical Expedients”. The update addresses issues identified by the FASB-IASB Joint Transition Resource Group (TRG), a group formed in June, 2014 in order to inform the Boards about potential implementation issues that could arise as a result of organizations implementing the May, 2014 revenue guidance. It affects entities that enter into contracts with customers to transfer goods or services within an entity’s ordinary activities in exchange for consideration. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)”. The update is a result of adoption of Topic 606, Revenue from Contracts with Customers. SEC Staff Observer comments found in Topic 605 are therefore not recommended to be relied upon and have been superseded. The comments are found in the following topics: 1) Revenue and Expense Recognition for Freight Services in Process, 2) Accounting for Shipping and Handling Fees and Costs, 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), and 4) Accounting for Gas-Balancing Arrangements. As these amendments require changes to the U.S. GAAP Financial Reporting Taxonomy, they will be incorporated into the proposed 2017 Taxonomy and finalized as part of the annual release process. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting”. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. We have evaluated the impact of this ASU on our consolidated financial statements and as a result, will adjust retained earnings in 2017 for the amounts previously recognized as windfall tax benefits in additional paid in capital.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): “Recognition and Measurement of Financial Assets and Financial Liabilities”. The update supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2018 for public business entities, which for us means January 1, 2019. We are currently evaluating the impact of this ASU on our consolidated financial statements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments”. The update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period when new information is obtained about the facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2015, which for the Company means January 1, 2016, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. Early application is permitted for financial statements that have not been issued. We have concluded that the adoption of this ASU will not have any significant impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. We do not expect the adoption of this ASU will have any significant impact on its consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2016, our principal debt obligation was related to our Notes.  Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the Notes and is paid semi-annually every June 15 and December 15 until the Notes mature on December 15, 2019.  Since the interest rate is fixed, we have no market risk related to the Notes.

We had a revolving Credit and Security Agreement with General Electric Capital Corporation that called for interest to accrue based on a premium above either the current prime rate or current LIBOR rates. We terminated this credit facility in February 2016.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of December 31, 2016, the fair value of our Notes was approximately $111.4 million compared to their face value of $143.75 million as of December 31, 2016.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk. As a result in the change in fair value, we recorded a $23.1 million change in the fair value of the derivative liability on our consolidated statements of operations in 2015.

At December 31, 2016, the bulk of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

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

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

EisnerAmper LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2016, has issued a report concerning the effectiveness of our internal control over financial reporting for that year, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the restricted stock unit, or RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The forms of amendment are attached hereto as Exhibits 10.31 and 10.32, respectively, and are incorporated by reference herein.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 11.        EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance Matters,” “Compensation Committee Report” and “Compensation Discussion and Analysis” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K.

(a)(2)	Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3)	The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Teligent, Inc., dated October 23, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed October 23, 2015).

(3.2)	Amended and Restated Bylaws of IGI Laboratories, Inc., effective May 7, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K, filed May 12, 2008).

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

(10.1)#	IGI, Inc. 1998 Directors Stock Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).

(10.2)#	IGI, Inc. 1999 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342, filed June 30, 2009).

(10.3)#	IGI, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).

(10.4)#	IGI Laboratories, Inc. 2009 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed June 4, 2014).

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

(10.8)#	Form of Indemnification Agreement for Certain Directors (incorporated by reference to Exhibit 10.11 to the March 2009 8-K).

(10.9)#	Employment Agreement dated July 14, 2011 between IGI Laboratories, Inc. and Jenniffer Collins (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed July 20, 2011).

(10.10)#	Employment Agreement dated July 30, 2012 between IGI Laboratories, Inc. and Jason Grenfell-Gardner (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed July 30, 2012).

(10.11)+
Purchase and Sale Agreement between the Company and Prasco, LLC for the purchase of econazole nitrate cream 1%, dated February 1, 2013, (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed August 9, 2013).

(10.12)
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

(10.14)+
Asset Purchase Agreement dated as of September 24, 2014, by and between IGI Laboratories, Inc. and AstraZeneca Pharmaceuticals LP (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q, filed November 13, 2014).

(10.15)
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

(10.16)
Guaranty and Security Agreement dated as of November 18, 2014, by and among IGI Laboratories, Inc., Igen, Inc., and IGI Labs, Inc. as Borrowers and each other Grantor from time to time party thereto in favor of General Electric Capital Corporation as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed November 24, 2014).

(10.17)
Purchase Agreement dated December 10, 2014, by and between IGI Laboratories, Inc. and the initial purchasers set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 17, 2014).

(10.18)
Second Amendment to Credit Agreement, dated as of August 14, 2015, by and among Teligent, Inc., Igen, Inc. and Teligent Pharma, Inc. as Borrowers, General Electric Capital Corporation as Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q, filed November 9, 2015).

(10.19)
Third Amendment to Credit Agreement, dated as of September 16, 2015, by and among Teligent, Inc., Igen, Inc. and Teligent Pharma, Inc. as Borrowers, General Electric Capital Corporation as Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q, filed November 9, 2015).

(10.20)+
Asset Purchase Agreement, dated as of October 5, 2015, by between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent, Inc. and Teligent Jersey Limited, on the other hand (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q, filed November 9, 2015).

(10.21)
Asset Purchase Agreement, dated October 12, 2015, between IGI Laboratories, Inc. and Alveda Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed October 13, 2015).

(10.22)
Asset Purchase Agreement, dated October 12, 2015, between IGI Laboratories, Inc. and Alveda Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed October 13, 2015).

(10.23)
Contribution Agreement, by and between the Teligent, Inc. and Teligent Luxembourg S.à.r.l., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.24)
Loan Agreement, by and between Teligent, Inc. and Teligent Luxembourg S.à.r.l., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.25)
Loan Agreement, by and between Teligent, Inc. and Teligent Canada Inc., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.26)
Distribution Agreement, by and between Teligent OÜ and Teligent Canada Inc., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.27)
First Amendment to Asset Purchase Agreement, by and between Teligent, Inc. and AstraZeneca Pharmaceuticals, LP, dated as of November 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 4, 2015).

(10.28)
First Amendment to Asset Purchase Agreement, dated December 10, 2015, by and between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent, Inc. and Teligent Jersey Limited, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 15, 2015).

(10.29)
Trademark Assignment Agreement, dated December 10, 2015, by and between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent Jersey Limited, on the other hand (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed December 15, 2015).

(10.30)#	Teligent, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed May 27, 2016).

(10.31)#*	Form of Amendment to Outstanding Option Agreements under the Company’s 2009 Equity Incentive Plan.

(10.32)#*	Form of Amendment to Outstanding RSU Agreements under the Company’s 2009 Equity Incentive Plan.

(21)	List of Subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-K, filed March 15, 2016).

(23.1)*	Consent of EisnerAmper LLP.

(31.1)*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of the President and Chief Executive Officer and of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)*
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Jason Grenfell-Gardner	Director, President and Chief Executive Officer	March 15, 2017
Jason Grenfell-Gardner	(Principal Executive Officer)

/s/ Jenniffer Collins	Chief Financial Officer	March 15, 2017
Jenniffer Collins	(Principal Financial Officer)

/s/ Steven Koehler	Director	March 15, 2017
Steven Koehler

/s/ James Gale	Director	March 15, 2017
James Gale

/s/ Narendra Borkar	Director	March 15, 2017
Narendra Borkar

/s/ Bhaskar Chaudhuri	Director	March 15, 2017
Bhaskar Chaudhuri

/s/ John Celentano	Director	March 15, 2017
John Celentano

/s/ Carole Ben-Maimon	Director	March 15, 2017
Carole Ben-Maimon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Teligent, Inc. and subsidiaries (formerly known as IGI Laboratories, Inc.)

We have audited the accompanying consolidated balance sheets of Teligent, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule "Schedule II - Valuation and Qualifying Accounts" for each of the years in the three-year period ended December 31, 2016. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teligent, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Teligent, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ EISNERAMPER LLP

Iselin, New Jersey
March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Teligent, Inc. and subsidiaries (formerly known as IGI Laboratories, Inc.)

We have audited Teligent, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Teligent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teligent, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated, March 15, 2017, expressed an unqualified opinion thereon.

/s/ EISNERAMPER LLP

Iselin, New Jersey
March 15, 2017

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$66,006	$87,191
Accounts receivable, net	21,735	14,028
Inventories	12,708	8,985
Prepaid expenses and other receivables	2,847	6,597
Total current assets	103,296	116,801

Property, plant and equipment, net	26,215	8,706
Intangible assets, net	52,465	54,320
Goodwill	446	426
Other	804	482
Total assets	$183,226	$180,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,614	$3,955
Accrued expenses	10,349	6,267
Deferred income, current	—	476
Capital lease obligation, current	—	70
Total current liabilities	14,963	10,768

Convertible 3.75% senior notes, net of debt discount and debt issuance costs (face of $143,750)	111,391	102,964
Deferred tax liability	205	244
Total liabilities	126,559	113,976

Stockholders’ equity:
Series A Convertible Preferred stock, $0.01 par value, 100 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Series C Convertible Preferred stock, $0.01 par value, 1,550 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,148,441 and 53,000,689 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	551	549
Additional paid-in capital	102,624	99,258
Accumulated deficit	(44,903)	(32,918)
Accumulated other comprehensive loss, net of taxes	(1,605)	(130)
Total stockholders’ equity	56,667	66,759
Total liabilities and stockholders’ equity	$183,226	$180,735

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2016, 2015 and 2014
(in thousands, except shares and per share information)

	2016	2015	2014
Revenues:
Product sales, net	$65,904	$43,497	$32,104
Research and development services and other income	977	753	1,636
Total revenues	66,881	44,250	33,740

Costs and Expenses:
Cost of revenues	32,194	22,935	16,948
Selling, general and administrative expenses	15,005	11,336	5,976
Product development and research expenses	17,140	13,171	6,910
Total costs and expenses	64,339	47,442	29,834
Operating income (loss)	2,542	(3,192)	3,906

Other Income (Expense):
Change in the fair value of derivative liability	—	23,144	2,300
Foreign currency exchange gain (loss)	(936)	109	—
Interest and other expense, net	(13,304)	(13,358)	(782)
Income (loss) before income tax expense (benefit)	(11,698)	6,703	5,424

Income tax expense	287	35	173

Net income (loss) income attributable to common stockholders	$(11,985)	$6,668	$5,251

Basic earnings (loss) per share	$(0.23)	$0.13	$0.11
Diluted earnings (loss) per share	$(0.23)	$(0.07)	$0.09

Weighted average shares of common stock outstanding:
Basic	53,078,158	52,872,814	49,817,721
Diluted	53,078,158	67,111,995	64,207,190

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Net income (loss)	$(11,985)	$6,668	$5,251

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(1,475)	(130)	—
Other comprehensive loss	(1,475)	(130)	—

Comprehensive income (loss)	$(13,460)	$6,538	$5,251

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(11,985)	$6,668	$5,251
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	946	560	415
Amortization of license fee	—	100	100
Provision for write down of inventory	1,400	50	228
Issuance of stock to consultant	189	—	80
Stock based compensation	3,090	2,273	823
Amortization of debt issuance costs	828	1,132	107
Amortization of intangibles	2,833	514	120
Foreign currency exchange loss (gain)	936	(109)	—
Amortization of debt discount on convertible 3.75% senior notes	7,599	6,680	261
Change in the fair value of derivative liability	—	(23,144)	(2,300)
Loss on disposal of property	16	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,681)	1,250	(9,419)
Inventories	(5,042)	(3,578)	(143)
Prepaid expenses and other current receivables	3,427	(5,408)	(1,075)
Other assets	316	(14)	—
Accounts payable and accrued expenses	4,702	(2,849)	2,346
Deferred income	(476)	362	(685)

Net cash provided by (used in) operating activities	1,098	(15,513)	(3,891)

Cash flows from investing activities:
Capital expenditures	(18,551)	(5,998)	(834)
Acquisition of product rights and other related assets	—	(35,418)	—
Product acquisition costs, net	(3,421)	(11,652)	(2,958)
Net cash used in investing activities	(21,972)	(53,068)	(3,792)

Cash flows from financing activities:
Proceeds from convertible 3.75% senior notes, net of $4,765	—	—	138,985
Proceeds from issuance of stock, net	—	(3)	24,858
Proceeds from note payable, net of debt issuance costs	—	—	2,755
Principal payments on note payable, bank	—	(3,160)	(3,000)
Proceeds from exercise of common stock options and warrants	96	165	837
Principal payments on capital lease obligations	(70)	(132)	(64)
Recovery from stockholder, net	(36)	19	—
Excess tax benefits from stock compensation	—	—	94
Net cash provided by (used in) financing activities	(10)	(3,111)	164,465

Effect of exchange rate on cash and cash equivalents	(301)	—	—
Net increase (decrease) in cash and cash equivalents	(20,884)	(71,692)	156,782
Cash and cash equivalents at beginning of year	87,191	158,883	2,101

Cash and cash equivalents at end of year	$66,006	$87,191	$158,883

Supplemental Cash flow information:
Cash payments for interest	$5,393	$5,517	$178
Cash payments for income taxes	113	123	23

Non cash investing and financing transactions:
Reclassification of derivative liability to equity	—	18,256	—
Issuance of stock to consultant	—	31	—
Issuance of restricted stock	—	347	—
Bifurcation of derivative from convertible 3.75% senior notes	—	—	41,400
Payable related to product acquisition costs	—	—	6,000

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2016, 2015 and 2014
(in thousands, except share information)

	Series A Convertible		Series C Convertible				Additional	Accumulated Other			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, December 31, 2013	—	$—	—	$—	46,748,575	$487	$51,541	$—	$(44,837)	$—	$7,191

Issuance of stock pursuant to a public offering, net of associated fees of $1,868					5,347,500	53	24,805				24,858
Issuance of stock to consultant					10,000		80				80
Stock based compensation expense							823				823
Stock warrants exercised					270,546	3	325				328
Stock options exercised					443,166	5	504				509
Excess tax benefits from stock compensation							94				94
Net income	—	—	—	—	—	—	—	—	5,251	—	5,251

Balance, December 31, 2014	—	$—	—	$—	52,819,787	$548	$78,172	$—	$(39,586)	$—	$39,134

Issuance of stock to consultant					5,000		31				31
Stock based compensation expense							2,273				2,273
Stock warrants exercised					67,636		82				82
Stock options exercised					75,766	1	82				83
Issuance of restricted stock					32,500		346				346
Reclassification of derivative liability to equity							18,256				18,256
Recovery from stockholder, net							19				19
Costs related to stock issuance							(3)				(3)
Cumulative translation adjustment								(130)			(130)
Net income	—	—	—	—	—	—	—	—	6,668	—	6,668

Balance, December 31, 2015	—	$—	—	$—	53,000,689	$549	$99,258	$(130)	$(32,918)	$—	$66,759

Issuance of stock to consultant					25,000		189				189
Stock based compensation expense							3,090				3,090
Stock options exercised					61,834	1	95				96
Issuance of stock for vested restricted stock units					60,918	1					1
Recovery from stockholder, net							(36)				(36)
Tax benefit related to stock options							28				28
Cumulative translation adjustment								(1,475)			(1,475)
Net loss	—	—	—	—	—	—	—	—	(11,985)	—	(11,985)

Balance, December 31, 2016	—	$—	—	$—	53,148,441	$551	$102,624	$(1,605)	$(44,903)	$—	$56,667

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
(FORMERLY IGI LABORATORIES, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

Nature of the Business

Teligent, Inc. is a Delaware corporation incorporated in 1977. On October 22, 2015, the Company announced the change of its name from IGI Laboratories, Inc. to Teligent, Inc. effective as of October 23, 2015. The Company’s office, research and development facilities and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. The Company is a specialty generic pharmaceutical company. Under our own label, the Company currently markets and sells generic topical and branded generic and generic injectable pharmaceutical products in the United States and Canada. In the US, we are currently marketing 16 generic topical pharmaceutical products and four branded generic pharmaceutical products. Through the completion of an acquisition, we now sell a total of 30 generic and branded generic injectable products and medical devices in Canada. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter, or OTC, and cosmetic markets. The Company also provides development, formulation and manufacturing services to the pharmaceutical, over-the-counter (“OTC”) and cosmetic markets. We operate our business under one segment.

As of the date of this report, the Company has 34 Abbreviated New Drug Applications, or ANDAs, on file with the United States Food and Drug Administration, or FDA, for additional pharmaceutical products.

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

Teligent also develops, manufactures, fills, and packages topical semi-solid and liquid products for branded and generic pharmaceutical customers, as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema. Teligent has also started selling injectable products as of the fourth quarter of 2015, consistent with the Company's TICO strategy. Teligent has continued to make progress on its facility expansion in Buena, New Jersey, to support the increased capacity demand expected from future product approvals from the FDA. As the Company continues to execute its TICO strategy, it will compete in other markets, including the ophthalmic generic pharmaceutical market, and expects to face other competitors.

Principles of Consolidation

The consolidated financial statements include the accounts of Teligent, Inc. and its wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated. The Company consolidated the following entities: Igen, Inc., Teligent Pharma. Inc., Teligent Luxembourg S.à.r.l., Teligent OÜ, Teligent Canada Inc., and Teligent Jersey Limited., in addition to the following inactive entities: Microburst Energy, Inc., Blood Cells, Inc. and Flavorsome, Ltd.

Cash Equivalents

Cash equivalents consist of short-term investments, which have original maturities of 90 days or less. These include direct obligations of the U.S. Treasury, including bills, notes and bonds, as well as obligations issued or guaranteed by agencies or instrumentalities of the U.S. government including government-sponsored enterprises, or GSEs.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, notes payable, accounts payable, capital leases and other accrued liabilities at December 31, 2016 approximate their fair value for all periods presented.

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

The Company measures its derivative liability at fair value. The derivative convertible option related to the Notes issued December 16, 2014 was valued using the “with” and “without” analysis. A “with” and “without” analysis is a standard valuation technique for valuing embedded derivatives by first considering the value of the Notes with the option and then considering the value of the Notes without the option. The difference is the fair value of the embedded derivatives. The convertible note derivative is classified within Level 3 because it is valued using the “with” and “without” method, which does utilize inputs that are unobservable in the market.

On May 20, 2015, the Company received approval to increase its authorized shares sufficient to allow for the conversion of the entire note into equity at the annual shareholders meeting. Therefore, the derivative liability of $18.3 million was reclassified into stockholders equity. As of December 31, 2016, the net carrying value of the Notes was approximately $111.4 million compared to their face value of $143.75 million. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk. The Company recorded a change in the fair value of the derivative liability through May 20, 2015 of $23.1 million for the year ended December 31, 2015. On May 20, 2015, the Company recorded the final change in fair value and subsequently reclassified the value of the derivative liability into stockholders equity due to the approval of sufficient shares.

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

In 2016, the Company had sales to three customers which individually accounted for more than 10% of the Company’s total revenue. These customers had sales of $13.5 million, $8.6 million and $6.8 million, respectively, and represented 43% of total revenues in the aggregate. Accounts receivable related to the Company’s major customers comprised 81% of all accounts receivable as of December 31, 2016.

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

The Company had net revenue from one product, econazole nitrate cream, which accounted for 8%, 45% and 38% of total revenues in 2016, 2015 and 2014, respectively.  The Company had net revenue in 2016 from lidocaine ointment, which accounted for 23% of total revenues, which we launched at the end of the first quarter of 2016.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. The Company records an inventory reserve for losses associated with dated and expired raw materials. This reserve is based on management’s current knowledge with respect to inventory levels, planned production, and extension capabilities of materials on hand. Management does not believe the Company’s inventory is subject to significant risk of obsolescence in the near term. Reserve for obsolescence included in inventory at December 31, 2016 and 2015 were $0.3 million and $0.1 million respectively.

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

The carrying value of goodwill at December 31, 2016 was $0.4 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results were not consistent with our estimates or assumptions, we could be exposed to an impairment charge.

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

Long-Lived Assets

In accordance with the provisions of ASC 360-10-55, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed. As of December 31, 2016, no impairments existed.

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

Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

For the fiscal year ended December 31, 2016, and 2015, the largest components of accrued expenses were:

	2016	2015
	(in thousands)
Wholesaler fees	$3,505	$2,523
Capital expenditures	2,475	482
Payroll	1,706	1,167
Royalties	843	744
Consulting fees	608	432
Interest expense	240	240
Other	972	679
	$10,349	$6,267

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

Product Sales: Product Sales, net, include Company Product Sales and Contract Manufacturing Sales.

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

Gross-To-Net Sales Deductions

	Years ended December 31,
	2016	2015	2014
Gross Company product sales	$217,633	$99,721	$51,136

Reduction to gross product sales:
Chargebacks and billbacks	141,343	50,127	26,940
Sales discounts and other allowances	27,419	17,974	4,366
Total reduction to gross product sales	$168,762	$68,101	$31,306

Company product sales, net	$48,871	$31,620	$19,830

The annual activity in the Company's allowance for customer deductions and doubtful accounts for the three years ended December 31, 2016 is as follows (in thousands):

	Returns	Chargebacks & Rebates	Discounts	Doubtful Accounts	TOTAL
Balance at December 31, 2013	$56	$1,746	$142	$16	$1,960
Provision	767	31,040	1,060	—	32,867
Charges processed	(149)	(28,234)	(857)	—	(29,240)
Balance at December 31, 2014	$674	$4,552	$345	$16	$5,587
Provision	1,724	65,713	2,201	74	69,712
Charges processed	(1,464)	(57,815)	(1,754)	—	(61,033)
Balance at December 31, 2015	$934	$12,450	$792	$90	$14,266
Provision	3,568	160,556	4,667	347	169,138
Charges processed	(2,192)	(137,125)	(2,156)	(20)	(141,493)
Balance at December 31, 2016	$2,310	$35,881	$3,303	$417	$41,911

Accounts receivable are presented net of SRA balances of $41.5 million and $14.2 million at December 31, 2016 and 2015, respectively. Accounts payable and accrued expenses include $3.5 million and $2.5 million at December 31, 2016 and 2015, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $3.7 million , $6.3 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, were included in cost of goods sold.

In addition, in connection with four of the 16 products the Company currently manufactures, markets and distributes in its own label in the U.S., in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to the pharmaceutical partner that the agreement is with. In accordance with the agreement, net sales exclude fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.8 million and $0.7 million at December 31, 2016 and 2015, respectively, related to these royalties. Royalty expense of $3.0 million, $3.6 million and $3.6 million was included in cost of goods sold for the years ended December 31, 2016, 2015, and 2014 respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

Contract Manufacturing Sales: The Company recognizes revenue when title transfers to its customers, which is generally upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products and are included in product sales, net on the Company's Consolidated Statement of Operations.

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

Licensing and Royalty Income: Revenues earned under licensing or sublicensing contracts are recognized as earned in accordance with the terms of the agreements. The Company recognizes royalty revenue based on royalty reports received from the licensee. The Company does not have current plans to have meaningful revenue from licensing and royalty agreements in 2017.

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

Debt Issuance Costs

Expenses related to debt financing activities are capitalized and amortized on an effective interest method, over the term of the loan. See detailed amounts per year in Notes 5 and 8.

ASU 2015-3 specifies that debt issuance costs are to be netted against the carrying value of the financial liability. Under prior guidance, debt issuance costs were recognized as a deferred charge and reported as a separate asset on the balance sheet. The updated guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

Product Development and Research

The Company’s research and development costs are expensed as incurred.

Shipping and Handling Costs

Costs related to shipping and handling is comprised of outbound freight and the associated labor. These costs are recorded in costs of sales.

Earnings (Loss) per Common Share

Basic earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. Due to the net loss for the year ended December 31, 2016, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. As of December 31, 2016, the shares of common stock issuable in connection with stock options and warrants have been excluded from the diluted earnings (loss) per share, as their effect would have been anti-dilutive.

For the years ended December 31, 2016, 2015 and 2014
(in thousands except shares and per share data)

	2016	2015	2014
Basic earnings (loss) per share computation:
Net income (loss) attributable to common stockholders —basic	$(11,985)	$6,668	$5,251
Weighted average common shares —basic	53,078,158	52,872,814	49,817,721
Basic earnings (loss) per share	$(0.23)	$0.13	$0.11

Dilutive earnings (loss) per share computation:
Net income (loss) attributable to common stockholders —basic	$(11,985)	$6,668	$5,251
Interest expense related to convertible 3.75% senior notes	—	5,391	224
Amortization of discount related to convertible 3.75% senior notes	—	$6,680	$—
Change in the fair value of derivative	—	$(23,144)	$—
Net income (loss) attributable to common stockholders —diluted	$(11,985)	$(4,405)	$5,475
Share Computation:
Weighted average common shares —basic	53,078,158	52,872,814	49,817,721
Effect of convertible 3.75% senior notes	—	12,732,168	12,732,168
Effect of dilutive stock options and warrants	—	1,507,013	1,657,301
Weighted average common shares outstanding —diluted	53,078,158	67,111,995	64,207,190
Diluted net earnings (loss) per share	$(0.23)	$(0.07)	$0.09

Derivatives

The Company accounts for its derivative instruments in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”). ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. The Company’s derivative liability is the embedded convertible option of its Convertible Notes issued December 16, 2014 (as defined in Note 6), which has been recorded as a liability at fair value until May 20, 2015, and was revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). Due to the approval of the sufficient shares at the Company’s annual shareholder meeting, the liability for the embedded derivative was reclassified to equity on May 20, 2015. The Company has no derivatives at December 31, 2016.

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

Recent Accounting Pronouncements

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers". The update provides users with classification guidance on thirteen specific areas of correction or improvement topics as follows: 1) Loan Guarantee Fees, 2) Contract Costs - Impairment Testing, 3) Contract Costs - Interaction of Impairment Testing with Guidance in Other Topics, 4) Provisions for Losses on Construction-Type and Production-Type Contracts, 5) Scope of Topic 606, 6) Disclosure of Remaining Performance Obligations, 7) Disclosure of Prior-Period Performance Obligations, 8) Contract Modifications Example, 9) Contract Asset versus Receivable, 10) Refund Liability, 11) Advertising Costs, 12) Fixed-Odds Wagering Contracts in the Casino Industry and 13) Cost Capitalization for Advisors to Private Funds and Public Funds. The amendments affect the guidance in update 2014-09, which is effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For the Company, the amendments are effective January 1, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The update is to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. It contains amendments that affect a wide variety of Topics in the Accounting Standards Codification and applies to all reporting entities within the scope of the affected accounting guidance. Most of the amendments are effective upon issuance of the update. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)". The update addresses the diversity in the industry with respect to classification and presentation of changes in restricted cash on the statement of cash flows. These amendments require that a statement of cash flows explain the restricted cash change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. It affects those reporting entities that are required to evaluate whether they should consolidate a variable interest entity "VIE". The amendments in this update are effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For the Company, the amendments are effective January 1, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): "Interests Held through Related Parties That Are Under Common Control". The update was issued to amend the consolidation guidance on how a reporting entity that is a single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. It affects those reporting entities that are required to evaluate whether they should consolidate a VIE. The amendments in this update are effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For the Company, the amendments are effective January 1, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): "Intra-Entity Transfers of Assets Other Than Inventory". The update addresses income tax consequences of intra-entity transfers of assets other than inventory. It seeks to clarify the authoritative guidance about the prohibition of the recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party. Instead, this update now eliminates that prohibition and states that an entity should recognize the income tax consequences when the transfer occurs. The amendments in this update are effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For the Company, the amendments are effective January 1, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments”. The update provides users with more useful information for decision making regarding expected credit losses on financial instruments/commitments to extend credit held by a reporting entity at each reporting date. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Credit quality of the entity’s assets now plays a key role in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2019 for public business entities, including interim periods within those fiscal years. For the Company, the amendments are effective January 1, 2020. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): “Narrow-Scope Improvements and Practical Expedients”. The update addresses issues identified by the FASB-IASB Joint Transition Resource Group (TRG), a group formed in June 2014 in order to inform the Boards about potential implementation issues that could arise as a result of organizations implementing the May 2014 revenue guidance. It affects entities that enter into contracts with customers to transfer goods or services within an entity’s ordinary activities in exchange for consideration. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting”. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company has evaluated the impact of this ASU on its consolidated financial statements and as a result, will adjust retained earnings in 2017 for the amounts previously recognized as windfall tax benefits in additional paid in capital.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments”. The update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period when new information is obtained about the facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2015, which for the Company means January 1, 2016, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. Early application is permitted for financial statements that have not been issued. The Company has concluded the adoption of this ASU will not have any significant impact on its consolidated financial statements.

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

2.      Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $66 million at December 31, 2016 and cash from operations. The Company terminated its $10 million credit facility with General Electric Capital Corporation, as agent, and GE Capital Bank and certain other institutions, as lenders, in February 2016. See Note 8.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that our existing capital resources will be sufficient to support its current business plan and operations beyond March 2018.

3.      Inventories

Inventories as of December 31, 2016 and 2015 consisted of:

	2016	2015
	(in thousands)
Raw materials	$6,546	$4,833
Work in progress	—	128
Finished goods	6,162	4,024
	$12,708	$8,985

4.      Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2016 and 2015, consisted of:

	2016	2015
	(in thousands)
Land	$257	$257
Building and improvements	8,515	5,296
Machinery and equipment	8,583	5,270
Construction in progress	15,496	3,594
	32,851	14,417
Less accumulated depreciation and amortization	(6,636)	(5,711)

Property, plant and equipment, net	$26,215	$8,706

The Company recorded depreciation and amortization expense of $946,000, $560,000 and $415,000 in 2016, 2015 and 2014, respectively.

5. Convertible 3.75% Senior Notes

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

On May 20, 2015, the Company received shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon conversion of the Notes. As a result, the conversion option can now be share-settled in full, and now qualifies for equity classification, and the bifurcated derivative liability no longer needs to be accounted for as a separate derivative on a prospective basis as of May 20, 2015. The remaining unamortized debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized using the effective interest method through interest expense.  After adjusting the derivative liability to market value on May 20, 2015, the Company reclassified the remaining $18.3 million value of the derivative liability to stockholders equity.

The remaining unamortized discount and unamortized debt financing costs will be amortized over the remaining term of the debt of 3.0 years. At December 31, 2016 and December 31, 2015, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)

Face amount of the Notes	$143,750	$143,750
Unamortized discount	29,160	36,759
Debt issuance costs	$3,199	$4,027
Carrying amount of the Notes	$111,391	$102,964

Debt issuance costs associated with the Notes, include fees of $3.2 million at December 31, 2016 and $4.0 million at December 31, 2015. The assumptions used in connection with the valuation of the convertible option of the Notes issued December 16, 2014 utilizing the “with” and “without” method, discussed in Note 2 was as follows:

	Initial Measurement December 16, 2014	Measurement December 31, 2014	Measurement May 20, 2015
Issue date	12/17/2014	12/17/2014	12/17/2014
Maturity date	12/15/2019	12/15/2019	12/15/2019
Term	4.99	4.92	4.57
Principal (millions)	143.75	143.75	143.75
Coupon	3.75%	3.75%	3.75%
Seniority	Senior unsecured	Senior unsecured	Senior unsecured
Conversion shares	88.572	88.572	88.572
Conversion price	$11.29	$11.29	$11.29

Stock price	$9.45	$8.80	$5.73
Risk free rate	1.61%	1.64%	1.44%

Volatility (rounded)	40.00%	40.00%	46.00%

The table below provides a reconciliation of beginning and ending balances for the liability measured at fair value using significant observable and unobservable inputs (Level 3). The table reflects the gains associated with the decrease in fair value and the reclassification of the balance of the derivative liability.

	Initial Measurement December 16, 2014	Decrease in Fair Value	December 31, 2014	Decrease in Fair Value January 1, 2015 to May 20, 2015	Reclassification of derivative liability to equity on May 20, 2015	December 31, 2015
Fair value of convertible feature of 3.75% senior notes	$43,700	$2,300	$41,400	$23,144	$18,256	$—

For the year ended December 31, 2016 and December 31, 2015, the Company recorded the following expenses in relation to the Notes:

	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)	(in thousands)

Interest Expense at 3.75% coupon rate	$5,391	$5,391	$225
Debt discount amortization	7,599	6,680	261
Amortization of deferred financing costs	828	728	28
Total interest expense (1)	$13,818	$12,799	$514

(1) Included within “Interest and other expense, net” on the Consolidated Statements of Operations

6.      Acquisitions

On November 13, 2015, the Company completed its acquisition of all of the rights, title and interest in the development, production, marketing, import and distribution of all pharmaceutical products of Alveda.

In connection with the closing of the Acquisition, the Company formed three subsidiaries: Teligent Luxembourg S.à.r.l., a private limited company incorporated under the laws of the Grand Duchy of Luxembourg and wholly-owned by the Company ("LuxCo"); Teligent OÜ, a private limited company incorporated under the laws of the Republic of Estonia that is wholly-owned by LuxCo ("EstoniaCo"); and Teligent Canada Inc., a company incorporated under the laws of the Province of British Columbia that is wholly-owned by LuxCo ("CanadaCo"). Effective immediately prior to the closing, the Company assigned its rights and obligations under the IP-Related APA to EstoniaCo and assigned its rights and obligations under the Non-IP Related APA to CanadaCo, The Company capitalized these subsidiaries and funded the Acquisition as follows: the Company funded LuxCo by way of an equity contribution in the amount of $3,374,549 in accordance with the terms and conditions of the Contribution Agreement, by and between the Company and LuxCo, dated as of November 13, 2015 (the "Contribution Agreement"), and extended a loan in a principal amount of $28,185,847 in accordance with the terms and provisions of a loan agreement, by and between the Company and LuxCo dated as of November 13, 2015 (the "LuxCo Loan Agreement"). The LuxCo Loan Agreement has a maturity date of November 4, 2022. The initial interest rate under the LuxCo Loan Agreement is 0.49% per annum, which shall reset annually to be equal to the short-term Applicable Federal Rate published by the Internal Revenue Service (the "AFR"). LuxCo, in turn, extended a loan to EstoniaCo in the same principal amount on the same terms (except that the interest rate is increased by 25 basis points). In addition, the Company funded CanadaCo by extending a loan in a principal amount of $3,746,094 in accordance with the terms and provisions of a loan agreement, by and between the Company and CanadaCo dated as of November 13, 2015 (the "CanadaCo Loan Agreement"). The initial interest rate under the CanadaCo Loan Agreement is 0.49% per annum, which shall reset annually to be equal to the short-term AFR.

Also in connection with the closing of the Acquisition, CanadaCo and EstoniaCo entered into a distribution agreement pursuant to which CanadaCo has agreed to purchase from EstoniaCo certain products and act as the exclusive distributor of such products in Canada (the "Distribution Agreement"). In consideration for the supply of the products, CanadaCo agrees to pay an established per-unit amount for each packaging configuration unit of the product, with such price to be negotiated by the parties from time to time throughout the effective period. As a result, EstoniaCo shall manage all contract manufacturing arrangements with third parties and the sale of all such manufactured products to CanadaCo, which, in turn, shall manage the sale to third parties of all such finished products in Canada. The Distribution Agreement shall have an initial term of two years from the effective date, with automatic one-year renewals, unless terminated earlier by either party.

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

*At closing, the Company also paid $5.2 million related to Canadian goods and services tax (GST) and the harmonized sales tax (HST), which is not included in the above table as consideration or acquisition related costs, and all amounts have been refunded in 2016.

The following sets forth the major categories of the Company’s intangible assets acquired from Alveda and the weighted-average remaining amortization period as of December 31, 2015 for those assets that are not already fully amortized (dollar amounts in thousands):

	Gross Carrying Amount at 12/31/15	Accumulated Amortization at 12/31/15	Net Carrying Amount at 12/31/15	Weighted Average Remaining Amortization Period
Technology	25,243	(210)	25,033	14.9 years
In-process research and development ("IPR&D")	3,875	—	3,875	N/A - Indefinite lived
Customer relationships	3,460	(43)	3,417	9.9 years
Total	32,578	(253)	32,325

As of December 31, 2016, $10.8 million of revenues and $1.6 million net income from CanadaCo are included in the Company’s earnings.

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

7.      Goodwill and Intangible Assets

Goodwill

The Company acquired the assets of Canadian pharmaceutical company Alveda Pharmaceuticals, Inc., in November 2015. As a result of the acquisition, we recorded goodwill of $0.4 million. We assess the recoverability of the carrying value of goodwill in the fourth quarter of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value. No impairment losses were recognized during the year ended December 31, 2016.

Changes in goodwill during the two years ended December 31, 2016 were as follows (in thousands):

Goodwill
December 31, 2014	$—
Acquisition	440
Impairments	—
Foreign currency translation	(14)
December 31, 2015	426
Acquisition	—
Impairments	—
Foreign currency translation	20
December 31, 2016	$446

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2016 and December 31, 2015 for those assets that are not already fully amortized (dollar amounts in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$35,403	$(3,123)	$32,280	13.8
In-process research and development (“IPR&D”)	17,024	—	17,024	N/A - Indefinite lived
Customer relationships	3,565	(404)	3,161	9.1
Total	$55,992	$(3,527)	$52,465

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$37,203	$(651)	$36,552	14.8
In-process research and development (“IPR&D”)	14,351	—	14,351	N/A - Indefinite lived
Customer relationships	3,460	(43)	3,417	9.9
Total	$55,014	$(694)	$54,320

Changes in intangibles during the two years ended December 31, 2016 were as follows (in thousands):

	Trademarks and Technology	IPR&D	Customer Relationships
December 31, 2014	$1,646	$—	$—
Acquisition	34,992	14,292	3,615
Amortization	(471)	—	(43)
Foreign currency translation	385	59	(155)
December 31, 2015	36,552	14,351	3,417
Acquisition	661	2,811	—
Amortization	(2,472)	—	(361)
Foreign currency translation	(2,461)	(138)	105
December 31, 2016	$32,280	$17,024	$3,161

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles for each of the following five years is estimated to be as follows (in thousands):

Year ending	Amortization
December 31,	Expense *
2017	2,712
2018	2,712
2019	2,712
2020	2,712
2021	2,712
Thereafter	22,017

*IPR&D amounts will be amortized once products become saleable, and are not included in the table

The useful lives of the Company’s intangibles is as follows:

Intangibles Category	Amortizable Life
Trademarks and Technology	15 years
Customer Relationships	10 years

8.      Note Payable - General Electric Capital Corporation

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

Under the Credit Agreement, the Company could request revolving loan advances up to an aggregate total amount of $10 million which may be increased to $15 million at the request of the Company if certain conditions are met. The Company may also request an incremental facility for revolving loan commitments of up to $10 million. Borrowings under the Credit Agreement may be made as prime rate loans with an applicable margin of 3.0% per annum or 1, 2, 3 or 6 month LIBOR loans with an applicable margin of 4.0% per annum. At December 31, 2016, the interest rate in effect was 4.2%. Availability under the Credit Agreement is calculated as 85% of the book value of eligible accounts at such time multiplied by a liquidity factor, less any reserves established by the Agent. We had $3.2 million outstanding loans under our GE Capital Credit Agreement at December 31, 2015. The Company paid the balance of $3.2 million on August 24, 2015. In accordance with the Credit Agreement, the Company is required to provide the Lenders information related to working capital by which the Lenders will calculate the available line of credit, defined in the agreement as the Borrowing Base Certificate.

The Credit Agreement was amended on September 16, 2015 to reduce the unused line fee from 0.5% to 0.375%.

The term of the Credit Agreement is up to five years from November 18, 2014. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock, in each case, subject to customary exceptions for a loan facility of this size and type. In addition, the Credit Agreement contains customary events of default (subject to customary cure periods for certain events of default), including, among others, non-payment, inaccuracy of representations and warranties, covenant defaults, cross-default to material agreements, cross-default to material indebtedness, bankruptcy and insolvency and material judgment defaults. The Company must meet certain financial reporting and audit requirements, as defined by the credit agreement. In December 2015, the Company notified the bank of the termination of the line of credit. On February 10, 2016, the Company formally terminated the line of credit. The Company was in compliance with all covenants of the Credit Agreement for the borrowing period up to February 10, 2016.

Debt issuance costs of $432,000 were being amortized over the life of the Credit Agreement. The Company included the unamortized financing costs at December 31, 2015 in the amount of $351,000 in interest expense, net in 2015.

9.      Stock-Based Compensation

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to the Director Plan. A total of 2,634,798 options have been granted to non-employee directors through December 31, 2016 and 807,782 of those have been forfeited through December 31, 2016 and returned to the option pool for future issuance. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years. As of December 31, 2016, there were 650,000 shares of common stock options outstanding. As of December 31, 2016, the 147,984 options available were transferred to a plan that has superseded the Director Plan, as discussed further in this section.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by partial written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units ("RSUs") and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of December 31, 2016, there were 179,900 RSUs outstanding, 1,341,746 shares of stock outstanding, and 3,216,369 shares of common stock options outstanding. As of December 31, 2016, the 92,883 options available were transferred to a plan that has superseded the 2009 Plan, as discussed further in this section.

On May 25, 2016, the Board of Directors approved the Company's 2016 Equity Incentive Plan (the "2016 Plan"). The 2016 Plan provides for the issuance of awards of up to 2,000,000 shares of the Company's common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are canceled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of December 31, 2016, there were 20,000 shares of common stock outstanding and options to purchase 239,000 shares of common stock outstanding. As of December 31, 2016, there were a total of 1,981,867 shares of common stock available under the 2016 Plan.

As of December 31, 2016, there were options to purchase 4,105,369 shares of common stock outstanding collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the restricted stock unit, or RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the

Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The forms of amendment are attached hereto as Exhibits 10.31 and 10.32, respectively, and are incorporated by reference herein.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Assumptions	2016	2015	2014
Expected dividends	0%	0%	0%
Risk free rate	1.14%	1.11%	0.74% – 1.2%
Expected volatility	68.0% - 71.3%	52.7% - 68.3%	44.0% - 53.0%
Expected term (in years)	3.1 – 3.3 years	3.2 – 3.3 years	3.2 - 3.3 years

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

Stock option transactions in each of the past three years under the aforementioned plans in total were:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
January 1, 2014 shares issuable under options	2,643,500	$ .55 - $3.03	$1.12
Granted	397,500	2.96 - 10.55	5.89
Exercised	(443,166)	.55 - 1.95	1.15
Expired	—	—	—
Forfeited	(161,000)	1.10 - 5.65	2.71
December 31, 2014 shares issuable under options	2,436,834	.76 - 10.55	1.79
Granted	1,357,000	5.55 - 10.67	9.20
Exercised	(75,766)	.76 - 3.62	1.10
Expired	—	—	—
Forfeited	(125,334)	1.40 – 10.67	8.99
December 31, 2015 shares issuable under options	3,592,734	.79 - 10.67	4.36
Granted	739,135	4.72 - 8.81	7.26
Exercised	(61,834)	1.10 - 6.51	1.54
Expired	—	—	—
Forfeited	(164,666)	4.55 - 10.67	8.37
December 31, 2016 shares issuable under options	4,105,369	$ .79 - $10.67	4.76

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years )	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.79 to $1.00	50,000	3.01	$0.79	50,000	$0.79
1.01 to 1.50	1,808,400	5.11	1.07	1,808,400	1.07
1.51 to 10.67	2,246,969	8.35	7.82	805,803	7.15

$0.79 to $10.67	4,105,369	6.86	$4.76	2,664,203	$2.90

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years )	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.79 to $1.00	50,000	4.01	$0.79	50,000	$0.79
1.01 to 1.50	1,862,400	6.14	1.07	1,851,400	1.07
1.51 to 10.67	1,680,334	8.96	8.10	289,997	4.02

$0.79 to $10.67	3,592,734	7.43	$4.36	2,191,397	$1.45

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years )	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.76 to $1.00	97,000	3.04	$0.78	97,000	$0.78
1.01 to 1.50	1,887,500	7.14	1.07	1,448,664	1.08
1.51 to 10.55	452,334	8.68	5.02	110,333	1.78

$0.76 to $10.55	2,436,834	7.26	$1.79	1,655,997	$1.11

The Company has recorded an aggregate of $2.3 million, $1.7 million and $0.3 million related to its stock option based expenses in cost of sales, product development and research expenses, and selling, general and administrative expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, respectively.

The aggregate intrinsic value of options outstanding was $11.5 million at December 31, 2016, $17.4 million at December 31, 2015 and $17.1 million at December 31, 2014. The aggregate intrinsic value of the options exercisable was $11.3 million at December 31, 2016, $16.3 million at December 31, 2015 and $12.7 million at December 31, 2014. The total intrinsic value of the options exercised during 2016, 2015 and 2014 was $0.3 million, $0.6 million and $3.4 million, respectively.

A summary of non-vested options at December 31, 2016 and changes during the year ended December 31, 2016 is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2016	1,401,337	$3.60
Granted	739,135	3.45
Vested	(574,469)	3.46
Forfeited	(124,837)	3.42
Non-vested options at December 31, 2016	1,441,166	$3.58

As of December 31, 2016, there was $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized through December 2018.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. On December 30, 2013, in accordance with the terms of the employment agreement between Jason Grenfell-Gardner, President and CEO, and the Company executed on July 30, 2012, a restricted stock award in the amount of 325,000 shares was granted to Jason Grenfell-Gardner, with one third of the shares of restricted stock vested on December 31, 2013, and the remaining two thirds of the shares of restricted stock vesting in equal amounts on July 30, 2014 and July 30, 2015. The Company recognized $0.8 million, $0.6 million and $0.5 million, respectively, of compensation expense during the years ended December 31, 2016, 2015 and 2014 related to restricted stock awards and RSUs. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At December 31, 2016, the Company had approximately $1.0 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through September 2018.

A summary of non-vested shares of restricted stock and changes during each of the past three years is as follows:

	Number of Restricted Stock	Weighted Average Issuance Price
Non-vested balance at January 1, 2014	246,001	$2.64

Changes during the period:
Shares granted	—	—
Shares vested	(137,667)	2.46
Shares forfeited	—
Non-vested balance at January 1, 2015	108,334	$2.86

Changes during the period:
Shares granted	32,500	10.67
Shares vested	(140,834)	4.66
Shares forfeited	—
Non-vested balance at December 31, 2015	—	$—

There has been no activity in the year ended 2016. A summary of non-vested RSUs and changes during each of the past three years is as follows:

	Number of RSUs	Weighted Average Issuance Price
Non-vested balance at January 1, 2015	—	$—

Changes during the period:
Shares granted	230,250	10.32
Shares vested	(32,500)	10.67
Shares forfeited	(15,000)	10.67
Non-vested balance at December 31, 2015	182,750	$10.23

Changes during the period:
Shares granted	58,068	7.50
Shares vested	(60,918)	10.13
Shares forfeited	—	—
Non-vested balance at December 31, 2016	179,900	$9.35

There was no RSU activity for the year ended December 31, 2014.

10.      Stock Warrants

Stock warrants as of December 31, 2016, 2015 and 2014 consisted of:

	2016		2015		2014
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Beginning balance	—	$—	84,000	$1.21	354,546	$1.21

Stock warrants granted	—	—	—	—	—	—
Stock warrants expired	—	—	(16,364)	1.21	—	—
Stock warrants exercised	—	—	(67,636)	1.21	(270,546)	1.21

Ending balance	—	$—	—	$—	84,000	$1.21

In connection with the private placement of the Company’s Common Stock on December 8, 2010, the Company granted common stock warrants to purchase up to 338,182 and 16,364 shares, respectively, to each of its two placement agents for $1.21 per share which expired on December 8, 2015. There were no stock warrant activities during 2016 and no outstanding warrants as of December 31, 2016.

11.      Income Taxes

During the year ended December 31, 2016, the Company began significant operations in certain foreign countries and is, accordingly, subject to tax in those foreign jurisdictions.

Income (Loss) before income tax for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
	(in thousands)
U.S. operations	(9,514)	6,911	5,424
Foreign operations	(2,184)	(208)	—

Global Total	$(11,698)	$6,703	$5,424

The Company’s current tax expense was $287,000, $35,000 and $173,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The provision for income taxes attributable to continuing operations before income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014

Current tax expense (benefit):
Federal	$26	$—	$97
State and local	35	19	76
Foreign	272	28
Total current tax expense	333	47	173
Deferred tax expense:
Federal	—	—	—
State and local	—	—	—
Foreign	(46)	(12)
Total deferred tax expense	(46)	(12)	—

Total income tax expense	$287	$35	$173

The provision for (benefit from) income taxes differed from the amount of income taxes determined by applying the applicable federal tax rate (34%) to pretax income (loss) from continuing operations as a result of the following (in thousands):

	2016	2015	2014

Expected Statutory expense (benefit)	$(3,977)	$2,244	$1,844
Change in the fair values of derivative and amortization of debt discount	2,584	(5,597)	(693)
Other non-deductible expenses	63	7	3
Change in valuation allowance	590	3,254	(1,031)
Rate differential - foreign vs. US	822	114	—
State income taxes, net of federal benefit	23	13	50
Federal tax impact of state tax benefit, net	154	—	—
Exchange gain	$28	$—	$—
	$287	$35	$173

Deferred tax assets included in the Consolidated Balance Sheets as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)
Current Assets:
Allowance for doubtful accounts	$118	$6
Inventory reserve	467	157
Accrued expenses	831	1,005
Total current assets	1,416	1,168

Long Term Assets (Liabilities):
Property, plant and equipment	317	348
Intangible assets	(205)	(256)
Tax operating loss carry forwards	10,962	11,283
Tax credit carry forwards	254	291
Non-employee stock options	2,302	1,238
Other	(1)	(7)
Total Long Term Assets (Liabilities)	13,629	12,897
Gross Deferred Tax Asset (Liability)	15,045	14,065
Less Valuation Allowance	(15,250)	(14,309)
Deferred taxes, net	$(205)	$(244)

The Company evaluates the recoverability of its net deferred tax assets based on its history of operating results, its expectations for the future, and the expiration dates of the net operating loss carry forwards. Based on the preponderance of the evidence, the Company has concluded that it is more likely than not that it will be unable to realize the net deferred tax assets in the immediate future and has established a valuation allowance for all such net deferred tax assets. Accordingly, the Company has provided a valuation allowance of $15.3 million and $14.3 million for the years ended December 31, 2016 and 2015, respectively, on its net deferred tax assets. The valuation allowance increased during the year 2015 by $1.0 million related to changes in deferred tax assets for the year ended December 31, 2016.

Operating loss and tax credit carry forwards as of December 31, 2016 were as follows:

	2016	2015
	(in thousands)
Federal:
Net operating losses (expiring through 2035)	$31,336	$32,870
Research tax credits (expiring through 2025)	168	168
Alternative minimum tax credits (available without expiration)	86	70
State:
Net Operating Losses:
Tennessee (expiring in 2030)	529	568
New Jersey (expiring in 2035)	1,764	822
Illinois (expiring in 2035)	222	255
Foreign
Net operating losses (no expiration)	232	10

At December 31, 2016, the Company’s U.S. federal net operating loss carryforwards will expire as follows:

Year	Net Operating Loss (in thousands)
2017 - 2021	$7,187
2022 - 2026	2,268
2027 - 2031	11,373
2032 and thereafter	10,508

Total	$31,336

The above excludes net operating losses of $3.3 million which, if realized would be accounted for as additional paid-in capital.

The Company’s ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that operating losses subsequent to the change date in 2010 (aggregating $15.3 million) are not subject to Section 382 limitations. The Company has estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. The Company's loss carryforwards may be further limited in the future if additional ownership changes occur.

ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” issued by FASB, allows recognition of windfall profits as a tax benefit, either as a reduction of current income tax expense or (as in the case of the Company) a deferred tax asset resulting from an increase in net operating loss carryforwards. The effective date for implementation of this change is for years beginning after December 15, 2016 with a cumulative adjustment to retained earnings as of the beginning of the year of adoption. The Company does not anticipate any adjustment to retained earnings related to the increase in net operating losses since deferred tax assets related to net operating losses are fully reserved. The Company had previously recognized $122,000 of windfall tax benefits in additional paid in capital and will adjust retained earnings by that amount during the first quarter of 2017.

The Company is subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2012 through 2015. The Company has not recorded any liability for uncertain tax positions at December 31, 2016 or December 31, 2015.

12.      Lease Commitments

The Company’s commitments and contingencies consisted of operating leases for warehouse and office space and equipment. Future minimum lease payments under non-cancelable operating leases are as follows:

Commitments

2017	$548
2018	458
2019	421
2020	426
2021	392
Thereafter	742
$2,987

Rent expense was $934,400, $360,000 and $216,200 for the years ended December 31, 2016, 2015 and 2014, respectively.

13.      Legal and U.S. Regulatory Proceedings

On March 2, 2001, the Company became aware of environmental contamination resulting from an unknown heating oil leak at its former manufacturing facility. The Company immediately notified the New Jersey Department of Environmental Protection (“NJ DEP”) and the local authorities, and hired a contractor to assess the exposure and required clean up. The total estimated costs for the clean-up and remediation is $889,000, of which approximately $122,000 remains accrued as of December 31, 2016. Based on information provided to the Company from its environmental consultant and what is known to date, the Company believes the reserve is sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed the Company’s estimates.

The restricted cash, included in other assets on the Consolidated Balance Sheet of $122,000 as of December 31, 2016 and $124,000 as of December 31, 2015 represents a restricted escrow account set up on the requirement of the NJ DEP for the soil remediation work. These funds will be released to the Company upon the NJ DEP’s approval when the remediation is completed.

On December 19, 2013, the Company filed a complaint in the United States District Court for the District of Delaware against Mallinckrodt LLC, Mallinckrodt, Inc. and Nuvo Research Inc., collectively refer to as Mallinckrodt, seeking a declaration of non-infringement of United States Patent Nos. 8,217,078 and 8,546,450 so that the Company can bring our generic diclofenac sodium topical solution 1.5% to market at the earliest possible date under applicable statutory and FDA regulatory provisions. On January 10, 2014, Mallinckrodt filed an answer and counterclaim alleging that the Company infringed the patents at issue. On June 26, 2014, the Company entered into a settlement agreement with Mallinckrodt, pursuant to which Mallinckrodt granted us a non-exclusive license to launch the Company’s diclofenac sodium topical solution 1.5% product on March 28, 2015. There was no material impact on the Company’s financial statements as a result of the settlement. We received approval to sell the diclofenac sodium topical solution 1.5% from the FDA in July 2015.

On May 21, 2015, Horizon Pharma Ireland Limited, HZNP Limited and Horizon Pharma USA, Inc. (collectively, “Horizon”) filed a complaint in the United States District Court for the District of New Jersey against the Company alleging infringement of certain United States patents based upon our submission to the FDA of an Abbreviated New Drug Application (“ANDA”) seeking FDA approval to market diclofenac topical solution 2% w/w before the expiration of the patents asserted in the complaint. On June 30, 2015, August 11, 2015, September 17, 2015, October 27, 2015 and February 5, 2016, Horizon filed additional complaints in the United States District Court for the District of New Jersey against the Company alleging infringement of other of its United States patents in relation to the Company’s submission of the same ANDA. On July 21, 2015, September 11, 2015, October 6, 2015, October 21, 2015 and December 17, 2015, and March 17, 2016 the Company filed answers, affirmative defenses and counterclaims with respect to the complaints filed by Horizon.  In those filings, the Company asserted that the patents alleged to be infringed in the complaints filed by Horizon are invalid and not infringed by us. On April 27, 2016, Horizon and the Company filed a stipulation of dismissal to dismiss the cases. The court entered an order dismissing the cases on May 2, 2016. On May 9, 2016, Horizon and the Company entered into a settlement agreement. Under the settlement agreement, the Company obtained a license to market diclofenac topical solution 2% no later than January 10, 2029 or earlier in certain circumstances, including the resolution by settlement or court decision of other third party litigation involving diclofenac topical solution 2% or the market entry by other third party generic versions of diclofenac topical solution 2%. At this time, the Company cannot estimate if or when any of those earlier events might occur. No consideration was exchanged as part of the settlement. The Company has not recorded accruals related to this case and has not yet received final approval.

On December 4, 2015, Galderma Laboratories, L.P. and Galderma S.A. (collectively, “Galderma”) filed a complaint in the United States District Court for the Northern District of Texas against the Company alleging infringement of United States Patent No. 6,106,848 based upon the Company’s submission to the FDA of an ANDA seeking FDA approval to market clobetasol propionate lotion 0.05% before the expiration patent asserted in the complaint. On January 5, 2016, Galderma and the Company entered into a Settlement and License Agreement the terms of which are confidential. On January 22, 2016, the case was dismissed with prejudice.

From December 20, 2016 to January 26, 2017, eight putative class action antitrust lawsuits have been filed against Teligent Inc. along with co-defendants including Taro Pharmaceuticals U.S.A., Inc., Perrigo New York Inc., Fougera Pharmaceuticals Inc., and Sandoz, Inc. The actions are currently pending in the District of New Jersey and Eastern District of Pennsylvania, and a consolidation motion is currently pending before the Judicial Panel on Multidistrict Litigation.

The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased or reimbursed patients for the purchase of generic econazole from any of the defendants from June 1, 2014 (or later in some complaints) until the time the defendants’ allegedly unlawful conduct ceased or will cease.

The plaintiffs allege a conspiracy to fix prices for generic econazole, in violation of federal antitrust laws or state antitrust, consumer protection, and other laws. Plaintiffs seek treble damages for alleged price overcharges for generic econazole during the alleged period of conspiracy, and the indirect purchaser class plaintiffs seek injunctive relief against Teligent.

All of these cases are in their initial stages. The parties are negotiating briefing schedules for motions to dismiss, which will be filed after the Judicial Panel on Multidistrict Litigation determines an appropriate forum. Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

14.      Employee Benefits

The Company has a 401(k) contribution plan, pursuant to which employees may elect to contribute to the plan, in whole percentages, up to 100% of compensation. Employees’ contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $18,000 for 2016, $18,000 for 2015 and $17,500 for 2014, plus a catch-up contribution of up to $6,000 for 2016, $6,000 for 2015 and $5,500 for 2014, if a participant qualifies. The Company matches 100% of the first 3% of compensation contributed by participants and 50% of the next 2% of compensation contributed by participants. The Company contribution is in the form of cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $228,619, $172,965 and $126,600 in 2016, 2015 and 2014, respectively.

15.      Asset Purchase Agreements

Sebela

On March 31, 2016, the Company entered into an Asset Purchase Agreement and certain other ancillary agreements with Sebela International Limited, an Irish company resident in Bermuda ("Sebela"). The Company acquired all rights, title and interests of Sebela in its existing inventory and certain of its contracts associated with two medical devices, which the Company had previously developed.

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

Concordia

On October 5, 2015, the Company, together with a wholly-owned subsidiary of the Company incorporated under the laws of Jersey (the “Company Subsidiary”, and together with the Company, the “Purchasers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) and certain other ancillary agreements with Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch (“Concordia”), pursuant to which the Company acquired all rights, title and interests of Concordia in the existing inventory and certain contracts associated with three currently marketed injectable pharmaceutical products (Fortaz®, Zinacef ™ , and Zantac® Injection) (the “Inventory”), and the Company Subsidiary acquired all rights, title and interests of Concordia in, among other things, certain other contracts, product registrations and books and records associated with those products (together with the Inventory and other assets acquired by the Company, the “Purchased Assets”). The transaction was also completed on October 5, 2015.

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

AstraZeneca

On September 24, 2014, the Company entered into an Asset Purchase Agreement with AstraZeneca, in which the Company acquired all rights, titles and interests of AstraZeneca and its affiliates in Abbreviated New Drug Applications and New Drug Applications associated with eighteen products (collectively the “Purchased Regulatory Approvals”) and certain documents relating thereto (together with the Purchased Regulatory Approvals, the “Purchased Assets”).

The transaction was accounted for as a purchase of the product and product rights, and as such the initial payment, related costs to acquire the assets, and a milestone payment were all included as part of product acquisition costs totaling $6.9 million. In addition, the Company agreed to pay, for each product manufactured by the Company pursuant to a Purchased Regulatory Approval, a royalty on future gross profits from product sales. Notwithstanding the foregoing, as amended in the First Amendment to the Asset Purchase Agreement by and between the Company and AstraZeneca, dated November 13, 2015, the Company at any time prior to June 30, 2016, could satisfy in full its royalty obligations with a single payment of $3.0 million. The Company elected to make the single payment as of June 30, 2016, bringing the total costs related to the asset purchase to $9.9 million and relieving the Company from any future royalties to AstraZeneca.  The Company will amortize the costs over fifteen years, the useful life of the acquired products and product rights, commencing when the product can be sold.

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

16. Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for the fiscal years 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Year Ended December 31, 2016
Total revenues, net	$15,657	$17,138	$16,151	$17,935	$66,881
Gross profit	7,955	9,556	8,014	9,162	34,687
Operating income (loss)	837	1,076	303	326	2,542
Net loss	(950)	(2,901)	(2,703)	(5,431)	(11,985)
Net loss attributable to common stockholders	(950)	(2,901)	(2,703)	(5,431)	(11,985)
Basic loss per share	$(0.02)	$(0.05)	$(0.05)	$(0.11)	$(0.23)
Diluted loss per share	$(0.02)	$(0.05)	$(0.05)	$(0.11)	$(0.23)

Year Ended December 31, 2015
Total revenues, net	$10,671	$8,893	$11,615	$13,071	$44,250
Gross profit	5,628	3,666	6,077	5,944	21,315
Operating income (loss)	1,098	(1,911)	391	(2,769)	(3,192)
Net income (loss)	6,555	9,376	(2,888)	(6,375)	6,668
Net income (loss) attributable to common stockholders	6,555	9,376	(2,888)	(6,375)	6,668
Basic income (loss) per share	$0.12	$0.18	$(0.05)	$(0.12)	$0.13
Diluted income (loss) per share	$0.01	$(0.03)	$(0.05)	$(0.12)	$(0.07)

TELIGENT, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2014
Change in Tax Valuation Allowance	$12,062	—	—	1,092	$10,970
Allowance for Doubtful Accounts	$16	—	—	—	$16
Reserve for Inventory Obsolescence	$166	228	(12)	170	$212
Year Ended December 31, 2015
Change in Tax Valuation Allowance	$10,970	—	3,339	—	$14,309
Allowance for Doubtful Accounts	$16	74	—	—	$90
Reserve for Inventory Obsolescence	$212	51	(8)	134	$121
Year Ended December 31, 2016
Change in Tax Valuation Allowance	$14,309	—	941	—	$15,250
Allowance for Doubtful Accounts	$90	347		20	$417
Reserve for Inventory Obsolescence	$121	777	—	583	$315