Form 10-Q
period 2017-03-31
Teligent, Inc.
filed 2017-05-10
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The number of shares outstanding of the issuer's common stock is 53,226,382 shares as of May 9, 2017.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2017 (Unaudited)	December 31, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$59,478	$66,006
Accounts receivable, net	25,172	21,735
Inventories	14,275	12,708
Prepaid expenses and other receivables	2,962	2,847
Total current assets	101,887	103,296

Property, plant and equipment, net	34,413	26,215
Intangible assets, net	52,716	52,465
Goodwill	450	446
Other	834	804
Total assets	$190,300	$183,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,076	$4,614
Accrued expenses	10,048	10,349
Total current liabilities	18,124	14,963

Convertible 3.75% senior notes, net of debt discount and debt issuance costs (face of $143,750)	113,672	111,391
Deferred tax liability	209	205
Total liabilities	132,005	126,559

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,226,382 and 53,148,441 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	551	551
Additional paid-in capital	103,503	102,624
Accumulated deficit	(44,072)	(44,903)
Accumulated other comprehensive loss, net of taxes	(1,687)	(1,605)
Total stockholders’ equity	58,295	56,667
Total liabilities and stockholders' equity	$190,300	$183,226

*Derived from the audited December 31, 2016 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Product sales, net	$19,853	$15,422
Research and development services and other income	38	235
Total revenues	19,891	15,657

Costs and expenses:
Cost of revenues	8,957	7,702
Selling, general and administrative expenses	4,299	3,407
Product development and research expenses	3,668	3,711
Total costs and expenses	16,924	14,820
Operating income	2,967	837

Other income (expense):
Foreign currency exchange gain	1,079	1,553
Interest and other expense, net	(3,132)	(3,318)
Income (loss) before income tax expense	914	(928)

Income tax expense	83	22

Net income (loss)	$831	$(950)

Basic and diluted earnings (loss) per share	$0.02	$(0.02)

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,195,580	53,031,351

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net income (loss)	$831	$(950)

Other comprehensive loss, net of tax;
Foreign currency translation adjustment	(82)	(44)
Other comprehensive loss	(82)	(44)

Comprehensive income (loss)	$749	$(994)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2017
(in thousands, except share information)
(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2016	53,148,441	$551	$102,624	$(1,605)	$(44,903)	$56,667

Stock based compensation expense	—	—	873	—	—	873
Stock options exercised	6,000	—	6	—	—	6
Issuance of stock for vested restricted stock units	71,941	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(82)	—	(82)
Net income	—	—	—	—	831	831

Balance, March 31, 2017	53,226,382	$551	$103,503	$(1,687)	$(44,072)	$58,295

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2017 and 2016
(in thousands)
(Unaudited)

	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income (loss)	$831	$(950)
Reconciliation of net income (loss) to net cash provided by operating activities
Depreciation and amortization of fixed assets	395	174
Provision for write down of inventory	268	150
Stock based compensation	843	753
Amortization of debt issuance costs	224	197
Amortization of intangibles	687	705
Foreign currency exchange gain	(1,079)	(1,553)
Amortization of debt discount on convertible 3.75% senior notes	2,057	1,809
Changes in operating assets and liabilities
Accounts receivable	(3,426)	927
Inventories	(1,810)	(1,104)
Prepaid expenses and other current receivables	(116)	(545)
Other assets	(30)	8
Accounts payable and accrued expenses	259	1,334
Deferred income	—	(153)

Net cash provided by (used in) operating activities	(897)	1,752

Cash flows from investing activities:
Capital expenditures	(5,769)	(1,556)
Product acquisition costs	—	(330)

Net cash used in investing activities	(5,769)	(1,886)

Cash flows from financing activities:
Proceeds from exercise of common stock options	6	1
Principal payments on capital lease obligations	—	(30)
Recovery from stockholder, net	—	(36)

Net cash provided by (used in) financing activities	6	(65)

Effect of exchange rate on cash and cash equivalents	132	48
Net decrease in cash and cash equivalents	(6,660)	(199)
Cash and cash equivalents at beginning of period	66,006	87,191

Cash and cash equivalents at end of period	$59,478	$87,040

Supplemental Cash flow information:
Cash payments for interest	$—	$1
Cash payments for income taxes	43	22

Non cash investing and financing transactions:
Issuance of restricted stock	$—	$—
Issuance of stock to a consultant	—	36
Acquisition of capital expenditures	2,298	1,008
Capitalized interest in capital expenditures	485	22
Capitalized stock compensation in capital expenditures	30	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2016 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

1. Organization and Business

Teligent, Inc. and its subsidiaries (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market 18 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products.  Through the completion of an acquisition, we now sell a total of 30 generic and branded generic injectable products and medical devices in Canada.  Generic pharmaceutical products are bioequivalent to their brand name counterparts.  We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter, or OTC, and cosmetic markets.  We operate our business under one segment. Our common stock is trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

2. Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $59.5 million at March 31, 2017 and cash from operations. The Company terminated its $10 million credit facility with General Electric Capital Corporation, as agent, and GE Capital Bank and certain other institutions, as lenders, in February 2016.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that its existing capital resources will be sufficient to support its current business plan and operations beyond April, 2018.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include sales returns and allowances (“SRA”), allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related deferred tax asset valuation allowances, stock based compensation, the impairment of long-lived assets (including intangibles and goodwill) and accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, notes payable, accounts payable and other accrued liabilities at March 31, 2017 approximate their fair value for all periods presented.

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

As of March 31, 2017, the net carrying value of the Notes (discussed in Note 6) was approximately $113.7 million compared to their face value of $143.75 million. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk.

Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the Notes and the exercise of options. For the three months ended March 31, 2017, the potential dilutive common stock equivalents have been excluded from the computation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended March 31,
	2017	2016
Basic earnings (loss) per share computation:
Net income (loss) - basic	$831	$(950)
Weighted average common shares - basic	53,195,580	53,031,351
Basic earnings (loss) per share	$0.02	$(0.02)
Dilutive earnings (loss) per share computation:
Net income (loss) - basic	$831	$(950)
Net income (loss) - diluted	$831	$(950)
Share Computation:
Weighted average common shares - basic	53,195,580	53,031,351
Effect of dilutive stock options and RSU's	—	—
Effect of convertible 3.75% senior notes	—	—
Weighted average common shares outstanding - diluted	53,195,580	53,031,351
Diluted earnings (loss) per share	$0.02	$(0.02)

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

Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Product Sales, Net
(in thousands)

	Three months ended March 31,
	2017	2016
Company product sales	$16,436	$9,191
Contract manufacturing sales	3,417	6,231
Product sales, net	$19,853	$15,422

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

Gross-To-Net Sales Deductions
(in thousands)

	Three months ended March 31,
	2017	2016
Gross Company product sales	$54,300	$26,823
Reduction to gross Company product sales:
Chargebacks and billbacks	30,015	12,345
Sales discounts and other allowances	7,849	5,287
Total reduction to gross product sales	37,864	17,632

Company product sales, net	$16,436	$9,191

Net Company product sales of $16.4 million and $9.2 million for the three months ended March 31, 2017 and 2016, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $27.9 million and $15.6 million at March 31, 2017 and 2016, respectively. Accounts payable and accrued expenses include $4.0 million and $2.1 million at March 31, 2017 and 2016, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $2.2 million and $0.6 million for the three month periods ended March 31, 2017 and 2016, respectively, were included in cost of goods sold. In addition, in connection with four of the 22 products the Company currently markets and distributes in its own label in the U.S., in accordance with an agreement entered into in December 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales exclude fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.5 million and $0.5 million at March 31, 2017 and 2016, respectively, related to these royalties. Royalty expense of $0.5 million and $0.5 million was included in cost of goods sold for the three months ended March 31, 2017 and 2016, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

Contract Manufacturing Sales: The Company recognizes revenue when title transfers to its customers, which is generally upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products and are included in product sales, net on the Company’s Condensed Consolidated Statement of Operations. Contract manufacturing sales were $3.4 million and $6.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of our total revenue. For the three months ended March 31, 2017, three of the Company’s customers accounted for 58% of the Company’s revenue, consisting of 27%, 18%, and 13%, respectively. For the three months ended March 31, 2016, four of the Company’s customers accounted for 64% of the Company’s revenue, consisting of 23%, 19%, 12%, and 10%, respectively. Accounts receivable related to the Company’s major customers comprised 94% of all accounts receivable as of March 31, 2017, and 57% of all accounts receivable as of March 31, 2016. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Expansion into foreign operations in the fourth quarter of 2015 has generated net revenues greater than 10% outside of the United States. For the three months ended March 31, 2017, domestic net revenues were $16.9 million and foreign net revenues were $3.0 million. As of March 31, 2017, domestic assets were $125.5 million and foreign assets were $64.8 million.

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

Reclassification

Certain prior year amounts were reclassified to conform to current year presentation. In addition, the Company has reclassified certain non-cash transactions related to the capital expenditures, in the amount of $1.0 million, for the quarter ended March 31, 2016, reducing both cash from operating activities and cash used in investing activities.  For the year ended December

31, 2016, the impact of such reclassification of the non-cash portion of the capital expenditures would have been a reduction of both cash from operating activities and cash used in investing activities, in the amount of $1.8 million.

Debt Issuance Costs

Expenses related to debt financing activities are capitalized and amortized on an effective interest method, over the term of the loan. See detailed amounts per year in Note 6.

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

Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. The Company has adopted this ASU, effective January 1, 2017, which did not have any significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): “Recognition and Measurement of Financial Assets and Financial Liabilities”. The update supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2018 for public business entities, which for the Company means January 1, 2019. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting”. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this ASU, effective January 1, 2017, and will recognize windfall tax benefits in additional paid in capital on a prospective basis.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): “Narrow-Scope Improvements and Practical Expedients”. The update addresses issues identified by the FASB-IASB Joint Transition Resource Group (TRG), a group formed in June, 2014 in order to inform the Boards about potential implementation issues that could arise as a result of organizations implementing the May, 2014 revenue guidance. It affects entities that enter into contracts with customers to transfer goods or services within an entity’s ordinary activities in exchange for consideration. While the Company continues to evaluate the effect of the standard, preliminarily it does not anticipate a material impact on its financial statements. To complete the assessment of the impact of the standard to the financial statements, the Company continues to assess all implications of the standard, method of adoption and related financial disclosures. Additionally, the Company continues to monitor modifications, clarifications and interpretations issued by the FASB that may affect current conclusions.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): “Clarifying the Definition of a Business”. The update clarifies the definition of a business, specifically for companies to better evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For the Company, the amendments are effective January 1, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): “Amendments to SEC Paragraphs Pursuant to Staff Announcements at

the September 22, 2016 and November 17, 2016 EITF Meetings”. The update shows amendments to two SEC Announcements made late in 2016 regarding four specific standards as follows: ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-02, Leases (Topic 842), ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), and ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update require changes to the U.S. GAAP Financial Reporting Taxonomy and the changes will be incorporated into the proposed 2018 Taxonomy which are available for public comment and finalized as part of the annual release process. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. It affects public entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For the Company, the amendments are effective January 1, 2020. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. This update addresses guidance for partial sales of nonfinancial assets. It affects (i) an entity that enters into a contract to transfer to a customer a nonfinancial asset, group of nonfinancial assets, or ownership interest in a consolidated subsidiary that is not a business or nonprofit entity, (ii) an entity that historically had transactions within the scope of the real estate-specific derecognition guidance, and (iii) an entity that contributes nonfinancial assets that are not a business or a nonprofit activity to a joint venture or other noncontrolled investee. The amendments are effective at the same time as the amendments in ASU 2014-09. Therefore, for the Company, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

4. Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in-first-out method and consist of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(in thousands)
Raw materials	$6,752	$6,546
Work in progress	52	—
Finished goods, net	7,471	6,162
Total	$14,275	$12,708

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(in thousands)
Land	$257	$257
Building and improvements	8,523	8,515
Machinery and equipment	10,990	8,583
Construction in progress	21,674	15,496
	41,444	32,851
Less accumulated depreciation and amortization	(7,031)	(6,636)
Property, plant and equipment, net	$34,413	$26,215

The Company recorded depreciation expense of $395,000 and $174,000 for the three months ended March 31, 2017 and March 31, 2016, respectively. During the three months ended March 31, 2017 and March 31, 2016, there were $485,000 of interest and $22,000 of interest, respectively, capitalized into construction in progress.

6. Convertible 3.75% Senior Notes

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount of Notes. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were approximately $139 million, after deducting underwriting fees and other related expenses of approximately $4.8 million. Accrued interest in the amount of $1.6 million related to the Notes was included in accrued expenses as of March 31, 2017.

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

The remaining unamortized discount and unamortized debt financing costs will be amortized over the remaining term of the debt of 2.75 years. At March 31, 2017 and December 31, 2016, the net carrying amount of the Notes and the remaining unamortized debt discount were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Face amount of the Notes	$143,750	$143,750
Unamortized discount	(27,103)	(29,160)
Debt issuance costs	$(2,975)	$(3,199)
Carrying amount of the Notes	$113,672	$111,391

Debt issuance costs associated with the Notes include fees of $3.0 million at March 31, 2017 and $3.8 million at March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Company recorded the following expenses in relation to the Notes:

	Three months ended March 31,
	2017	2016
	(in thousands)
Interest Expense at 3.75% coupon rate	$1,348	$1,347
Debt discount amortization	2,057	1,809
Amortization of deferred financing costs	224	197
Total interest expense (1)	$3,629	$3,353

(1) Included within "Interest and other expense, net" on the Consolidated Statements of Operations, offset by interest income and capitalized interest

7. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill in the fourth quarter of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from December 31, 2016, through March 31, 2017. No impairment losses were recognized during the three months ended March 31, 2017.

Changes in goodwill during the quarter ended March 31, 2017 were as follows (in thousands):

Goodwill
Goodwill balance at December 31, 2016	$446
Foreign currency translation	4
Goodwill balance at March 31, 2017	$450

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2017 and December 31, 2016.

	March 31, 2017			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Trademarks and Technology	$36,167	$(3,719)	$32,448	13.5
In process research and development ("IPR&D")	17,163	—	17,163	N/A - Indefinite lived
Customer relationships	3,600	(495)	3,105	8.6
Total	$56,930	$(4,214)	$52,716

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	35,403	(3,123)	32,280	13.8
In-process research and development ("IPR&D")	17,024	—	17,024	N/A - Indefinite lived
Customer relationships	3,565	(404)	3,161	8.9
Total	55,992	(3,527)	52,465

Changes in intangibles during the three months ended March 31, 2017 were as follows (in thousands):

	Trademarks and Technology	IPR&D	Customer Relationships
Balance at January 1, 2017	$32,280	$17,024	$3,161
Acquisition
Amortization	(596)	—	(91)
Foreign currency translation	764	139	35
Balance at March 31, 2017	$32,448	$17,163	$3,105

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of March 31, 2017 over the remainder of 2017 and each of the next five years is estimated to be as follows ($ in thousands):

Amortization Expense *
2017 (for the remainder of the year)	$2,205
2018	2,971
2019	2,971
2020	2,971
2021	2,971
Thereafter	23,781

*IPR&D amounts are assessed for impairment at least annually and will be amortized once products become saleable.

8. Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to the Director Plan. A total of 2,634,798 options have been granted to non-employee directors through March 31, 2017, and 807,782 of those have been forfeited through March 31, 2017 and returned to the option pool for future issuance. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years. As of March 31, 2017, there were 650,000 shares of common stock options outstanding under the Director Plan. As of March 31, 2017, the 147,984 options available were transferred to the 2016 Plan that has superseded the Director Plan, as discussed further in this section.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units (“RSUs”) and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company's current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of March 31, 2017, there were 107,959 RSUs outstanding, 1,413,687 shares of stock outstanding, and options to purchase 3,192,366 shares of common stock outstanding under the 2009 Plan. As of March 31, 2017, the 43,382 options available were transferred to the 2016 Plan that has superseded the 2009 Plan, as discussed further in this section.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of awards of up to 2,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of March 31, 2017, there were 69,538 RSUs outstanding, 20,000 shares of common stock outstanding and options to purchase 611,895 shares of common stock outstanding under the 2016 Plan. As of March 31, 2017, there were a total of 1,557,437 shares of common stock available under the 2016 Plan.

As of March 31, 2017, there were options to purchase 4,454,261 shares of common stock outstanding collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the restricted stock unit, or RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. These amendments had a deminimus value to stockholders as of March 31, 2017, and therefore no additional stock compensation expense was recognized.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Three months ended
Assumptions	March 31, 2017	March 31, 2016
Expected dividends	—%	—%
Risk-free rate	1.55%	1.15%
Expected volatility	66.9% - 69.7%	68.0% - 69.9%
Expected term (in years)	3.2 - 3.3 years	3.2 -3.3 years

Expected volatility was calculated using the historical volatility of the Company's stock over the expected life of the options. The expected life of the options was estimated based on the Company's historical data. The risk free interest rate is based on U.S. Treasury yields for securities with terms approximating the terms of the grants. Forfeitures are recognized in the period they occur. The assumptions used in the Black-Scholes options valuation model are highly subjective, and can materially affect the resulting valuation.

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2017 and March 31, 2016, were $3.37 per share of common stock and $3.53 per share of common stock, respectively.

A summary of option activity under the Director Plan, the 2009 Plan and the 2016 Plan as of March 31, 2017 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2017	4,105,369	$4.76
Issued	385,395	$7.09
Exercised	(6,000)	$1.10
Forfeited	(30,503)	$7.28
Expired	—	—
Outstanding as of March 31, 2017	4,454,261	$4.95

Exercisable as of March 31, 2017	3,070,877	$3.71

The following table summarizes information regarding options outstanding and exercisable at March 31, 2017:

Outstanding:

	Stock Options	Weighted Average	Weighted Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.79 - $1.00	50,000	$0.79	2.76
$1.01 - $1.50	1,802,400	$1.07	4.87
$1.51 - $10.67	2,601,861	$7.72	8.35
Total	4,454,261	$4.95	6.88

Exercisable:

	Stock Options	Weighted Average
Range of Exercise Prices	Exercisable	Exercise Price
$0.79 - $1.00	50,000	$0.79
$1.01 - $1.50	1,802,400	$1.07
$1.51 - $10.67	1,218,477	$7.75
Total	3,070,877	$3.71

As of March 31, 2017, the intrinsic value of the options outstanding was $14.7 million and the intrinsic value of the options exercisable was $14.0 million. As of March 31, 2017, there was $3.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through March 2019.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $223,000 and $180,000 of compensation expense during the three months ended March 31, 2017 and 2016, respectively, related to restricted stock and RSU awards.  Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs.  At March 31, 2017, the Company had approximately $1.4 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through January 2019. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the three month period ended March 31, 2017.

	Number of RSUs	Weighted Average Exercise Price
Non-vested balance at January 1, 2017	179,900	$9.35
Changes during the period:
Shares granted	69,538	7.09
Shares vested	(71,941)	8.94
Shares forfeited	—	—
Non-vested balance at March 31, 2017	177,497	$8.27

9. Income Taxes

The Company conducts operations and is subject to tax in certain foreign countries. It is the intent of the Company to permanently reinvest any earnings and profits generated by its foreign affiliates. Additionally, one of its foreign affiliates is subject to tax in Estonia. Estonia has a dual tax rate: 0% for earnings and profits as they are generated and 20% for earnings and profits that are distributed to shareholders. The Company has taken the position that the 20% tax rate applies only when dividends have been declared and recognized as a liability. Accordingly, the Company has provided no taxes on the current earnings generated by its Estonian affiliate. Income tax expense for the three months ended March 31, 2017 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period adjusted for discrete items. The Company excludes from the calculation of the annual effective tax rate those jurisdictions that are projected to operate at a loss and in which a tax benefit will not be recognized.

At December 31, 2016, the Company’s U.S. federal net operating loss carryforwards totaled $34.6 million. The Company’s ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that operating losses subsequent to the change date in 2010 (aggregating $15.3 million) are not subject to Section 382 limitations. The Company has estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. The Company’s loss carryforwards may be further limited in the future if additional ownership changes occur.

In accordance with ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” issued by FASB, the Company has recognized windfall profits as an increase in deferred tax assets resulting from an increase in net operating loss carryforwards.  The Company has provided a full valuation allowance for these deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes”. ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2012 to 2015. The Company has not recorded any liability for uncertain tax positions at March 31, 2017 or December 31, 2016.

The U.S. Internal Revenue Service (“IRS”) is currently auditing the Company’s 2015 income tax return. The audit is currently in the discovery phase and no issues have been raised by the IRS.

10. Legal and U.S. Regulatory Proceedings

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

On December 4, 2015, Galderma Laboratories, L.P. and Galderma S.A. collectively referred to as Galderma, filed a complaint in the United States District Court for the Northern District of Texas against the Company alleging infringement of United States Patent No. 6,106,848 based upon the Company's submission to the FDA of an ANDA seeking FDA approval to market clobetasol propionate lotion 0.05% before the expiration patent asserted in the complaint. On January 5, 2016, Galderma and the Company entered into a Settlement and License Agreement, the terms of which are confidential. On January 22, 2016, the case was dismissed with prejudice.

To date, ten putative class action antitrust lawsuits have been filed against Teligent Inc. along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc., Perrigo Company PLC, Fougera Pharmaceuticals Inc., and Sandoz, Inc. The actions have been transferred by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter.

The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased or reimbursed patients for the purchase of generic econazole from any of the defendants from October 1, 2012 (or later in some complaints) until the time the defendants’ allegedly unlawful conduct ceased or will cease.

The plaintiffs allege a conspiracy to fix prices for generic econazole, in violation of federal antitrust laws or state antitrust, consumer protection, and other laws. Plaintiffs seek treble damages for alleged price overcharges for generic econazole during the alleged period of conspiracy, and the indirect purchaser class plaintiffs seek injunctive relief against Teligent.

All of these cases are in their initial stages. The court is currently assessing briefing schedules for motions to dismiss. Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The forward-looking statements set forth herein speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Company Overview

Strategic Overview

Teligent, Inc. and its subsidiaries (collectively the “Company”) is a specialty generic pharmaceutical company. All references to "Teligent," the "Company," "we," "us," and "our" refer to Teligent, Inc. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market 18 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. Through the completion of an acquisition, we now sell a total of 30 generic and branded generic injectable products and medical devices in Canada.  Generic pharmaceutical products are bioequivalent to their brand name counterparts.  We also provide development, formulation, and manufacturing services to the pharmaceutical, over-the-counter , or OTC, and cosmetic markets.  We operate our business under one segment. Our common stock is trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

Currently, we have two platforms for growth:

•Developing, manufacturing and marketing a portfolio of generic pharmaceutical products in our own label in topical, injectable, complex and ophthalmic dosage forms; and

•Managing our current contract manufacturing and formulation services business.

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

As of the date of this report, we have acquired 25 drug products that have been previously approved by the United States Food and Drug Administration, ("FDA"). Our pipeline includes 34 Abbreviated New Drug Applications, ("ANDAs"), filed with the FDA and is for additional pharmaceutical products. In addition, we have three abbreviated new drug submissions, or ("ANDSs"), on file with Health Canada. We have an additional 34 product candidates at various stages of our development pipeline, ten of which are in stability testing. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA, the filing of applications to Health Canada, and the subsequent launch of products as these applications are approved. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

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

The three large wholesale drug distributors are AmerisourceBergen Corporation, ("ABC"); Cardinal Health, Inc., ("Cardinal"); and McKesson Drug Company, ("McKesson"). ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. Furthermore, these distributors have entered into strategic alliances as follows: ABC with Walgreens, Cardinal with CVS Caremark and McKesson with Rite-Aid and Wal-Mart. Since Walgreens, CVS Caremark, Rite-Aid and Wal-Mart are customers for several of our products, the loss of our distributor relationship with any of the three large wholesalers could result in a reduction to our revenues.

We consider our business relationships with ABC, Cardinal and McKesson to be in good standing and have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. We continue to analyze the market for other specialty generic drug products through internal research and development. In addition, we continue to explore business development opportunities to add additional products and/or capabilities to our existing portfolio.

For the three months ended March 31, 2017, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 27%, 18% and 13%, respectively, and represented 58% of total revenues. Accounts receivable related to these major customers comprised 94% of all accounts receivable as of March 31, 2017. For the three months ended March 31, 2016, we had sales to four customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 23%, 19%, 12% and 10%, respectively, and represented 64% of total revenues. Accounts receivable related to these major customers comprised 57% of all accounts receivable as of March 31, 2016.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended March 31, 2017, approximately 85% of our contract manufacturing revenue was derived from pharmaceutical customers, as compared to 92% of total contract manufacturing revenue for the three months ended March 31, 2016. None of our contract manufacturing services customers represented greater than 10% of total revenue for the three months ended March 31, 2017 and two contract manufacturing services customers represented greater than 10% of total revenue for the three months ended March 31, 2016.

Recent Events

On March 6, 2017, we announced approval of an ANDA for Triamcinolone Acetonide Ointment USP, 0.5%. This is our twelfth approval from our internally developed pipeline of topical generic pharmaceutical products. We expect this product to be launched in the second quarter of 2017.

On March 8, 2017, we announced approval of an ANDA for Clobetasol Propionate Gel, 0.05%. This is Teligent's second approval for 2017, and its thirteenth approval from its internally-developed pipeline of topical generic pharmaceutical medicines. We expect his product to be launched in the second quarter of 2017.

Results of Operations

Three months ended March 31, 2017 compared to March 31, 2016

We had net income of $0.8 million, or $0.02 per share, for the three months ended March 31, 2017, compared to a net loss of $1.0 million, or $0.02 per share, for the three months ended March 31, 2016, which resulted from the following:

Revenues (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
Components of Revenue:	2017	2016	$	%
Product sales, net	$19,853	$15,422	$4,431	29%
Research and development services and other income	38	235	(197)	(84)%
Total Revenues	$19,891	$15,657	$4,234	27%

Revenues were $19.9 million for the three months ended March 31, 2017, compared to $15.7 million for the same period in the prior year. This represents a $4.2 million increase in 2017 from the same period in the prior year. This increase was primarily due to increased revenue from our own generic pharmaceutical product line and our entry in to the specialty generic injectable market in the U.S. and Canada. This increase was slightly offset by a decrease in contract manufacturing revenues for the same period in the prior year, specifically a decline in sales to one of our customers. Consistent with our strategy, we continue to expect contract manufacturing revenue as a percentage of total revenue to decline over time.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
Cost of revenues	$8,957	$7,702	$1,255	16%
Selling, general and administrative	4,299	3,407	892	26%
Product development and research	3,668	3,711	(43)	(1)%
Totals costs and expenditures	$16,924	$14,820	$2,104	14%

Cost of sales increased for the three months ended March 31, 2017 as compared to the same period in 2016 due to the increase in total revenue. Cost of sales decreased as a percentage of total revenue to 45% for the three months ended March 31, 2017 as compared to 49% for same period in 2016. This decrease in cost of revenue as a percent of sales was primarily due to increased revenue from our own generic pharmaceutical product line driven by new product launches as well as changes in product pricing and related fees, such as wholesaler fees. Consistent with our strategy, we continue to expect cost of sales as a percentage of total revenue to decline over time.

Selling, general and administrative expenses for the three months ended March 31, 2017 increased by $0.9 million as compared to the same period in 2016. In 2017, there were increases of $0.6 million in salaries and related costs, $0.1 million in stock based compensation related to options and restricted stock, $0.1 million in professional fees and $0.1 million in other fees.

Product development and research expenses for the three months ended March 31, 2017 decreased by approximately $0.1 million as compared to the same period in 2016. This was due to decreases in clinical study costs of $0.5 million, professional fees of $0.2 million, and fees related to Generic Drug User Fee Amendments, ("GDUFA"), and the associated filing of our applications with the FDA of $0.1 million, offset by increases of $0.3 million in salaries and related costs including stock compensation related to options and restricted stock, $0.3 million in pilot and exhibit batch study costs, and an approximate $0.1 million increase in overhead costs.

Other Income (Expense) (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
Interest and other expense, net	$(3,132)	$(3,318)	$(186)	(6)%
Foreign exchange gain	$1,079	$1,553	$(474)	31%

Interest expense decreased by $0.2 million for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease is related to the interest expense, amortization of debt discount and amortization of debt issuance costs of the Notes (see Note 6), partially offset by capitalized interest of our facility expansion and interest income from the intercompany loans. Foreign exchange gain of $1.1 million was recorded in the three months ended March 31, 2017, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

Net Income (Loss) (in thousands, except per share numbers):

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
Net income (loss) attributable to common stockholders	$831	$(950)	$1,781	(187)%
Basic and diluted earnings (loss) per share	$0.02	$(0.02)	$0.04	(200)%

Net income for the three months ended March 31, 2017 was $0.8 million as compared to a net loss of $1.0 million in the same period last year. The increase is due to increases in revenues of $4.2 million, offset by the increases in costs and expenses in 2017, noted above.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in)
Operating Activities	$(897)	$1,752
Investing Activities	$(5,769)	$(1,886)
Financing Activities	$6	$(65)

Operating Activities

Our operating activities used $0.9 million of cash in the three months ended March 31, 2017, compared to $1.8 million of cash provided by operating activities during the same period last year. The cash used in operating activities for the three months ended March 31, 2017 was a result of our net income, adjusted for $3.4 million of non-cash expenses offset by a $5.1 million change in operating assets and liabilities. The cash provided by operating activities for the three months ended March 31, 2016 was a result of our net loss, adjusted for $2.2 million of non-cash expenses, in addition to a $0.5 million change in operating assets and liabilities.

Investing Activities

Our investing activities used $5.8 million during the three months ended March 31, 2017, compared to $1.9 million of cash used in investing activities during the same period last year. The funds used for both periods were for capital expenditures, mainly related to the ongoing facility expansion in Buena. The increase during the three months ended March 31, 2017 is due to the progression of the facility expansion and timing of the more expensive equipment purchases.

Financing Activities

Our financing activities provided $6,000 of cash during the three months ended March 31, 2017, compared to $65,000 of cash used during the three months ended March 31, 2016. The $6,000 of cash provided in the three months ended March 31, 2017 consisted of proceeds from the exercise of options to purchase common stock. The cash used in the three months ended March 31, 2016 consisted mainly of $30,000 of principal payments on capital lease obligations and $36,000 in expenses related to recovery from a stockholder.

Our principal sources of liquidity are cash and cash equivalents of approximately $59.5 million at March 31, 2017 and future cash from operations. Our working capital was $83.8 million at March 31, 2017.

We may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to us, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond May 2018.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a complete list of all Critical Accounting Policies and Estimates. See also Note 3 to our Consolidated Financial Statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, our principal debt obligation was related to our Notes.  Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the Notes and is paid semi-annually every June 15 and December 15 until the Notes mature on December 15, 2019.  Since the interest rate is fixed, we have no market risk related to the Notes.

We had a revolving Credit and Security Agreement with General Electric Capital Corporation that called for interest to accrue based on a premium above either the current prime rate or current LIBOR rates. We terminated this credit facility in February 2016.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of March 31, 2017, the fair value of our Notes was approximately $113.7 million compared to their face value of $143.75 million as of March 31, 2017.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

At March 31, 2017, the bulk of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective.

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

On December 4, 2015, Galderma Laboratories, L.P. and Galderma S.A. (collectively “Galderma”), filed a complaint in the United States District Court for the Northern District of Texas against us alleging infringement of United States Patent No. 6,106,848 based upon our submission to the FDA of an ANDA seeking FDA approval to market clobetasol propionate lotion 0.05% before the expiration patent asserted in the complaint. On January 5, 2016, we entered into a Settlement and License Agreement with Galderma, the terms of which are confidential. On January 22, 2016, the case was dismissed with prejudice.

To date, ten putative class action antitrust lawsuits have been filed against Teligent Inc. along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc., Perrigo Company PLC, Fougera Pharmaceuticals Inc., and Sandoz, Inc. The actions have been transferred by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter.

The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased or reimbursed patients for the purchase of generic econazole from any of the defendants from October 1, 2012 (or later in some complaints) until the time the defendants’ allegedly unlawful conduct ceased or will cease.

The plaintiffs allege a conspiracy to fix prices for generic econazole, in violation of federal antitrust laws or state antitrust, consumer protection, and other laws. Plaintiffs seek treble damages for alleged price overcharges for generic econazole during the alleged period of conspiracy, and the indirect purchaser class plaintiffs seek injunctive relief against Teligent.

All of these cases are in their initial stages. The court is currently assessing briefing schedules for motions to dismiss. Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

ITEM 1A.    Risk Factors

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 have not materially changed.

Risks Related to Our Business

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

With the exception of 2015 and the three month period ended March 31, 2017, our expenses have exceeded our revenue in each of the last 12 years, and no net income has been available to common stockholders during each of these years. As of March 31, 2017, our stockholders’ equity was $58.3 million and we had an accumulated deficit of $44.1 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Three of our customers accounted for 58% of our revenue for the three months ended March 31, 2017 and four of our customers accounted for 64% of our revenue for the three months ended March 31, 2016. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, two of our products accounted for greater than 10% of our net revenues for the period ended March 31, 2017. Lidocaine ointment, which we launched at the end of the first quarter of 2016, accounted for 17% of total revenues for the period ended March 31, 2017, and Zantac injectable, which accounted for 18% and 3% of net revenues, for the three months ended March 31, 2017 and 2016, respectively. Econazole nitrate cream accounted for 3% and 14% of our net revenue for the three months ended March 31, 2017 and 2016, respectively. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

We are subject to stringent regulatory requirements. Failure to adhere to such requirements could harm our business and results of operations.

In the United States, we and our suppliers of raw materials are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other current and potential future federal, state or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, state and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources. Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. One of our facilities has undergone remediation of environmental contamination, and one of our facilities is currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $0.9 million as of March 31, 2017, and remaining costs accrued at March 31, 2017 totaled $0.1 million. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations. In Canada, we and our suppliers of raw materials are also subject to regulation under Hazardous Products Act, Controlled Products Regulations, Consumer Product Safety Act. Canadian Environmental Protection Act and other current and potential future federal, provincial/territorial or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, provincial/territorial and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, provincial/territorial or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

Significant balances of intangible assets, including goodwill, are subject to impairment testing and may result in impairment charges, which may materially and adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to goodwill and intangible assets. As of March 31, 2017, the value of our goodwill and intangible assets net of accumulated amortization was $53.2 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

As of March 31, 2017, we had federal net operating loss carry forwards, or NOLs, of approximately $34.6 million which expire from 2020 through 2035. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Our ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of our stock that is held by 5% or greater stockholders. We examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. We believe that operating losses subsequent to the change date in 2010 (aggregating $15.3 million) are not subject to Section 382 limitations. We have estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains.

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

Risks Related to our Indebtedness

Our substantial indebtedness could materially adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under the Notes.

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “Notes”). After giving effect to the issuance of the Notes, we will have a substantial amount of indebtedness. As of March 31, 2017, our total consolidated indebtedness was $143.75 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

For the three months ended March 31, 2017, the average daily trading volume of our common stock on the NASDAQ Global Select Market was approximately 310,452 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

None.

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statement of Equity; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: May 10, 2017	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: May 10, 2017	By:	/s/ Jenniffer Collins
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

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statement of Equity; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.