Form 10-Q
period 2017-06-30
Teligent, Inc.
filed 2017-08-09
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the issuer's common stock is 53,391,948 shares as of August 7, 2017.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2017 (Unaudited)	December 31, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$50,216	$66,006
Accounts receivable, net	27,272	21,735
Inventories	14,437	12,708
Prepaid expenses and other receivables	3,084	2,847
Total current assets	95,009	103,296

Property, plant and equipment, net	45,072	26,215
Intangible assets, net	55,064	52,465
Goodwill	456	446
Other	784	804
Total assets	$196,385	$183,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,709	$4,614
Accrued expenses	12,019	10,349
Total current liabilities	21,728	14,963

Convertible 3.75% senior notes, net of debt discount and debt issuance costs (face of $143,750)	116,030	111,391
Deferred tax liability	219	205
Total liabilities	137,977	126,559

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,391,948 and 53,148,441 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	554	551
Additional paid-in capital	104,695	102,624
Accumulated deficit	(44,991)	(44,903)
Accumulated other comprehensive loss	(1,850)	(1,605)
Total stockholders’ equity	58,408	56,667
Total liabilities and stockholders' equity	$196,385	$183,226

*Derived from the audited December 31, 2016 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$18,295	$17,025	$38,148	$32,447
Research and development services and other income	113	113	151	348
Total revenues	18,408	17,138	38,299	32,795

Costs and expenses:
Cost of revenues	10,371	7,582	19,328	15,284
Selling, general and administrative expenses	4,706	3,712	9,005	7,119
Product development and research expenses	5,113	4,768	8,781	8,479
Total costs and expenses	20,190	16,062	37,114	30,882
Operating (loss) income	(1,782)	1,076	1,185	1,913

Other income (expense):
Foreign currency exchange gain (loss)	3,822	(622)	4,901	931
Interest and other expense, net	(2,936)	(3,332)	(6,068)	(6,650)
(Loss) Income before income tax expense	(896)	(2,878)	18	(3,806)

Income tax expense	23	23	106	45

Net loss	$(919)	$(2,901)	$(88)	$(3,851)

Basic and diluted (loss) per share	$(0.02)	$(0.05)	$0.00	$(0.07)

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,304,407	53,059,799	53,250,109	53,045,576

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(919)	$(2,901)	$(88)	$(3,851)

Other comprehensive loss, net of tax;
Foreign currency translation adjustment	(163)	(666)	(245)	(710)
Other comprehensive loss	(163)	(666)	(245)	(710)

Comprehensive loss	$(1,082)	$(3,567)	$(333)	$(4,561)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2017
(in thousands, except share information)
(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2016	53,148,441	$551	$102,624	$(1,605)	$(44,903)	$56,667

Stock based compensation expense	—	—	1,805	—	—	1,805
Stock options exercised	171,566	2	267	—	—	269
Issuance of stock for vested restricted stock units	71,941	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(88)	(88)

Balance, June 30, 2017	53,391,948	$554	$104,695	$(1,850)	$(44,991)	$58,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2017 and 2016
(in thousands)
(Unaudited)

	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(88)	$(3,851)
Reconciliation of net loss to net cash (used in) provided by operating activities
Depreciation and amortization of fixed assets	822	396
Provision for write down of inventory	918	777
Stock based compensation	1,739	1,509
Amortization of debt issuance costs	456	400
Amortization of intangibles	1,396	1,437
Foreign currency exchange gain	(4,901)	(931)
Amortization of debt discount on convertible 3.75% senior notes	4,183	3,678
Changes in operating assets and liabilities
Accounts receivable	(5,504)	(1,427)
Inventories	(2,554)	(2,688)
Prepaid expenses and other current receivables	(208)	4,083
Other assets	20	(12)
Accounts payable and accrued expenses	2,414	(302)
Deferred income	—	(475)

Net cash (used in) provided by operating activities	(1,307)	2,594

Cash flows from investing activities:
Capital expenditures	(15,286)	(5,102)
Product acquisition costs	—	(3,422)

Net cash used in investing activities	(15,286)	(8,524)

Cash flows from financing activities:
Proceeds from exercise of common stock options	267	13
Principal payments on capital lease obligations	—	(70)
Recovery from stockholder, net	—	(36)

Net cash provided by (used in) financing activities	267	(93)

Effect of exchange rate on cash and cash equivalents	536	33
Net decrease in cash and cash equivalents	(16,326)	(6,023)
Cash and cash equivalents at beginning of period	66,006	87,191

Cash and cash equivalents at end of period	$50,216	$81,201

Supplemental Cash flow information:
Cash payments for interest	$2,695	$2,698
Cash payments for income taxes	93	38

Non cash investing and financing transactions:
Issuance of stock to a consultant	—	36
Acquisition of capital expenditures in accounts payable and accrued expenses	4,260	2,944
Capitalized stock compensation in capital expenditures	66	18

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2016 has been derived from those audited consolidated financial statements. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

1. Organization and Business

Teligent, Inc. and its subsidiaries (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market 19 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products.  In Canada, we sell a total of 30 generic and branded generic injectable products and medical devices.  Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

2. Liquidity

The Company’s principal sources of liquidity have historically been cash and cash equivalents of approximately $50.2 million at June 30, 2017 and historical cash from operations. The Company terminated its $10 million credit facility with General Electric Capital Corporation, as agent, and GE Capital Bank and certain other institutions, as lenders, in February 2016.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that its existing capital resources will be sufficient to support its current business plan and operations beyond August, 2018.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include sales returns and allowances (“SRA”), allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related deferred tax asset valuation allowances, stock based compensation, the impairment of long-lived assets (including intangibles, in-process research and development and goodwill) and accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, notes payable, accounts payable and other accrued liabilities at June 30, 2017 approximate their fair value for all periods presented.

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

As of June 30, 2017, the net carrying value of the Notes (discussed in Note 6) was approximately $116.0 million compared to their face value of $143.75 million. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk.

Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the Notes, the exercise of options, and the vesting of restricted stock units ("RSU's"). For the three and six months ended June 30, 2017, the potential dilutive common stock equivalents have been excluded from the computation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic earnings (loss) per share computation:
Net loss - basic	$(919)	$(2,901)	$(88)	$(3,851)
Weighted average common shares - basic	53,304,407	53,059,799	53,250,109	53,045,576
Basic and diluted loss per share	$(0.02)	$(0.05)	$0.00	$(0.07)

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

Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Product Sales, Net
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Company product sales	$15,888	$11,093	$32,324	$20,284
Contract manufacturing sales	2,407	5,932	5,824	12,163
Product sales, net	$18,295	$17,025	$38,148	$32,447

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

Gross-To-Net Sales Deductions
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gross Company product sales	$66,744	$44,563	$121,044	$71,386
Reduction to gross Company product sales:
Chargebacks and billbacks	44,090	27,059	74,105	39,404
Sales discounts and other allowances	6,766	6,411	14,615	11,698
Total reduction to gross product sales	50,856	33,470	88,720	51,102

Company product sales, net	$15,888	$11,093	$32,324	$20,284

Net Company product sales of $15.9 million and $11.1 million for the three months ended June 30, 2017 and 2016, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Net Company product sales of $32.3 million and $20.3 million for the six months ended June 30, 2017 and 2016, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $30.9 million and $14.6 million at June 30, 2017 and 2016, respectively. Accounts payable and accrued expenses include $5.5 million and $1.9 million at June 30, 2017 and 2016, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $2.0 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, were included in cost of goods sold. Wholesale fees of $4.2 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively, were included in cost of goods sold. In addition, in connection with four of the 22 products the Company currently markets and distributes in its own label in the U.S., in accordance with an agreement entered into in December 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales exclude fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.4 million and $0.6 million at June 30, 2017 and 2016, respectively, related to these royalties. Royalty expense of $0.4 million and $0.8 million was included in cost of goods sold for the three months ended June 30, 2017 and 2016, respectively. Royalty expense of $0.9 million and $1.3 million was included in cost of goods sold for the six months ended June 30, 2017 and 2016, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

Contract Manufacturing Sales: The Company recognizes revenue when title transfers to its customers, which is generally upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products and are included in product sales, net on the Company’s Condensed Consolidated Statement of Operations. Contract manufacturing sales were $2.4 million and $5.9 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Contract manufacturing sales were $5.8 million and $12.2 million for the six months ended June 30, 2017 and 2016, respectively.

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

Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed, the related cost and accumulated depreciation thereon are removed and any gains or losses are included in operating results. Interest expense and related payroll costs are capitalized on the portion of debt that is attributable to the expenditures for the plant expansion, related equipment and direct personnel costs.

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of our total revenue. For the three months ended June 30, 2017, three of the Company’s customers accounted for 55% of the Company’s revenue, consisting of 26%, 17%, and 12%, respectively. For the three months ended June 30, 2016, two of the Company’s customers accounted for 29% of the Company’s revenue, consisting of 12% and 17%, respectively. For the six months ended June 30, 2017, three of the Company's customers accounted for 57% of the Company's revenue, consisting of 26%, 16%, and 15%. For the six months ended June 30, 2016, two of the Company's customers accounted for 35% of the Company's revenue. Accounts receivable related to the Company’s major customers comprised 82% of all accounts receivable as of June 30, 2017, and 29% of all accounts receivable as of June 30, 2016. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

For the three months ended June 30, 2017, domestic net revenues were $14.8 million and foreign net revenues were $3.6 million. For the six months ended June 30, 2017, domestic net revenues were $31.8 million and foreign net revenues were $6.5 million. As of June 30, 2017, domestic assets were $127.4 million and foreign assets were $69.0 million.

Foreign Currency Translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in Accumulated Other Comprehensive Income (Loss) (AOCI) and reflected as a separate component of equity. For those subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in Foreign currency exchange gain (loss) line item under the Other (income) expense, net section of the Income Statement.

Reclassification

Certain prior year amounts were reclassified to conform to current year presentation. In addition, the Company has reclassified certain non-cash transactions related to the capital expenditures, in the amount of $3.0 million, for the six months ended June 30, 2016, reducing both cash from operating activities and cash used in investing activities.  For the year ended December 31, 2016, the impact of such reclassification of the non-cash portion of the capital expenditures would have been a reduction of both cash from operating activities and cash used in investing activities, in the amount of $1.8 million.

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

Adoption of Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest (Subtopic 835-30): "Simplifying the Presentation of Debt Issuance Costs". The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2015. The Company's adoption of this ASU, effective January 1, 2016, did not have any significant impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. The Company's adoption of this ASU, effective January 1, 2017, did not have any significant impact on its consolidated financial statements.

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

Recently Issued Accounting Pronouncements

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

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. This update addresses guidance for partial sales of nonfinancial assets. It affects (i) an entity that enters into a contract to transfer to a customer a nonfinancial asset, group of nonfinancial assets, or ownership interest in a consolidated subsidiary that is not a business or nonprofit entity, (ii) an entity that historically had transactions within the scope of the real estate-specific derecognition guidance, and (iii) an entity that contributes nonfinancial assets that are not a business or a nonprofit activity to a joint venture or other noncontrolled investee. The amendments are effective at the same time as the amendments in ASU 2014-09. Therefore, for the Company, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not currently expect to enter into any such nonfinancial asset or ownership interest in its consolidated subsidiaries agreements but will refer to the guidance in ASU 2017-05 should that occur. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): “Scope of Modification Accounting”. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments affect any entity that changes the terms or conditions of a share-based payment award. The amendments are effective for fiscal years beginning after December 15, 2017. For the Company, the amendments are effective January 1, 2018. The Company has not made any changes to the terms or conditions of share-based payment awards but will refer to the guidance in ASU 2017-09 should that occur. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Revenue Topic 606 Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update discusses the creation of the new Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Topic 606 is established in order to improve financial reporting by creating common revenue recognition guidance for both U.S. GAAP and IFRS. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The key focus of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this key focus, there is a five step approach outlined in the standard. The amendments are effective for fiscal years beginning after December 15, 2016. For the Company, the amendments are effective January 1, 2017.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): "Deferral of the Effective Date". This update defers the effective date of Update 2014-09 for all entities by one year. Therefore, the Company should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017. For the Company, the amendments are effective January 1, 2018.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". This update clarifies the implementation guidance on principal versus agent considerations. A specified good or service is a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer. If a contract with a customer includes more than one specified good or service, an entity could be a principal for some specified goods or services and an agent for others. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments are effective the same date as ASU 2014-09, which due to the issuance of ASU 2015-14, has been deferred to fiscal years beginning after December 15, 2017. For the Company, the amendments are effective January 1, 2018.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): "Identifying Performance Obligations and Licensing". This update clarifies the following two aspects, identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments are effective the same date as ASU 2014-09, which due to the issuance of ASU 2015-14, has been deferred to fiscal years beginning after December 15, 2017. For the Company, the amendments are effective January 1, 2018.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): “Narrow-Scope Improvements and Practical Expedients”. The update addresses issues identified by the FASB-IASB Joint Transition Resource Group (TRG), a group formed in June 2014 in order to inform the Boards about potential implementation issues that could arise as a result of organizations implementing the May 2014 revenue guidance. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments are effective the same date as ASU 2014-09, which due to the issuance of ASU 2015-14, has been deferred to fiscal years beginning after December 15, 2017. For the Company, the amendments are effective January 1, 2018.

In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers". This update affects narrow aspects of the guidance issued in Update 2014-09. This update discusses the following general topics: loan guarantee fees, impairment testing of contract costs, provisions for losses on contracts, contract modifications, scope exceptions of topic 606, and disclosure requirements. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments are effective the same date as ASU 2014-09, which due to the issuance of ASU 2015-14, has been deferred to fiscal years beginning after December 15, 2017. For the Company, the amendments are effective January 1, 2018.

We are currently evaluating the impact of ASU 2014-09, as amended, on our condensed consolidated financial statements, including whether to elect the full retrospective or modified retrospective method. Entities are permitted to apply the new standard either retrospectively, subject to certain practical expedients, or the modified retrospective method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. We expect to apply the new standard on January 1, 2018.  We do not believe that the adoption of the standard will have a significant impact on our revenue recognition patterns as compared to revenue recognition under the existing revenue guidance, assuming that contract structures similar to those in place are in effect at the time of our adoption. We expect that revenues generated in the future will continue to be recognized over time. However, there are certain industry-specific implementation issues that are still unresolved and, depending on the resolution of these matters, conclusions on the impact on our revenue recognition patterns could change. Through the date of adoption, we will continue to evaluate the impacts of ASU 2014-09 to ensure that our preliminary conclusions continue to remain accurate. Additionally, we will continue our assessment of the impact of ASU 2014-09, as amended, on our financial statement disclosures which are expected to be more extensive based on the requirements of the new standard.

4. Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in-first-out method and consist of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(in thousands)
Raw materials	$7,104	$6,834
Work in progress	352	—
Finished goods	8,309	6,284
Reserve	(1,328)	(410)
Total	$14,437	$12,708

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(in thousands)
Land	$257	$257
Building and improvements	8,535	8,515
Machinery and equipment	11,535	8,583
Construction in progress	32,203	15,496
	52,530	32,851
Less accumulated depreciation and amortization	(7,458)	(6,636)
Property, plant and equipment, net	$45,072	$26,215

The Company recorded depreciation expense of $822,000 and $396,000 for the six months ended June 30, 2017 and June 30, 2016, respectively. During the three months ended June 30, 2017 and June 30, 2016, there was $741,000 of interest and $75,000 of interest, respectively, capitalized into construction in progress. For the six months ended June 30, 2017 and June 30, 2016, there was $1,227,000 of interest and $98,000 of interest, respectively, capitalized into construction in progress.

6. Convertible 3.75% Senior Notes

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount of Notes. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were approximately $139 million, after deducting underwriting fees and other related expenses of approximately $4.8 million. Accrued interest in the amount of $0.2 million related to the Notes was included in accrued expenses as of June 30, 2017.

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

The remaining unamortized discount and unamortized debt financing costs will be amortized over the remaining term of the debt of 2.50 years. At June 30, 2017 and December 31, 2016, the net carrying amount of the Notes and the remaining unamortized debt discount were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Face amount of the Notes	$143,750	$143,750
Unamortized discount	(24,977)	(29,160)
Debt issuance costs	$(2,743)	$(3,199)
Carrying amount of the Notes	$116,030	$111,391

Debt issuance costs associated with the Notes include fees of $2.7 million at June 30, 2017 and $3.2 million at December 31, 2016.

For the three and the six months ended June 30, 2017 and 2016, the Company recorded the following expenses in relation to the Notes:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest Expense at 3.75% coupon rate	$1,347	$1,348	$2,695	$2,695
Debt discount amortization	2,126	1,868	4,183	3,677
Amortization of deferred financing costs	232	204	456	401
Total interest expense (1)	$3,705	$3,420	$7,334	$6,773

(1) Included within "Interest and other expense, net" on the Consolidated Statements of Operations, offset by interest income and capitalized interest

7. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill in the fourth quarter of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from December 31, 2016, through June 30, 2017. No impairment losses were recognized during the six months ended June 30, 2017.

Changes in goodwill during the six months ended June 30, 2017 were as follows (in thousands):

Goodwill
Goodwill balance at December 31, 2016	$446
Foreign currency translation	10
Goodwill balance at June 30, 2017	$456

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$38,687	$(4,338)	$34,349	13.3
In process research and development ("IPR&D")	17,630	—	17,630	N/A - Indefinite lived
Customer relationships	3,670	(585)	3,085	8.4
Total	$59,987	$(4,923)	$55,064

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	35,403	(3,123)	32,280	13.8
In-process research and development ("IPR&D")	17,024	—	17,024	N/A - Indefinite lived
Customer relationships	3,565	(404)	3,161	8.9
Total	55,992	(3,527)	52,465

Changes in intangibles during the six months ended June 30, 2017 were as follows (in thousands):

	Trademarks and Technology	IPR&D	Customer Relationships
Balance at January 1, 2017	$32,280	$17,024	$3,161
Acquisition
Amortization	(1,216)	—	(180)
Foreign currency translation	3,285	606	104
Balance at June 30, 2017	$34,349	$17,630	$3,085

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of June 30, 2017 over the remainder of 2017 and each of the next five years is estimated to be as follows ($ in thousands):

Amortization Expense *
2017 (for the remainder of the year)	$1,474
2018	2,971
2019	2,971
2020	2,971
2021	2,971
2022	2,971
Thereafter	18,617

*IPR&D amounts are assessed for impairment at least annually and will be amortized once products become saleable.

8. Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to the Director Plan. A total of 2,634,798 options have been granted to non-employee directors through June 30, 2017, and 807,782 of those have been forfeited through June 30, 2017 and returned to the option pool for future issuance. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years. As of June 30, 2017, there were 500,000 shares of common stock options outstanding under the Director Plan. As of June 30, 2017, the 147,984 options available were transferred to the 2016 Plan that has superseded the Director Plan, as discussed further in this section.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units (“RSUs”) and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company's current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of June 30, 2017, there were 107,959 RSUs outstanding, 1,413,687 shares of stock outstanding, and options to purchase 3,163,968 shares of common stock outstanding under the 2009 Plan. As of June 30, 2017, the 123,718 options available were transferred to the 2016 Plan that has superseded the 2009 Plan, as discussed further in this section.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of awards of up to 2,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are canceled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The

2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of June 30, 2017, there were 84,538 RSUs outstanding, 20,000 shares of common stock outstanding and options to purchase 666,145 shares of common stock outstanding under the 2016 Plan. As of June 30, 2017, there were a total of 1,501,019 shares of common stock available under the 2016 Plan.

As of June 30, 2017, there were options to purchase 4,330,113 shares of common stock outstanding collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of June 30, 2017, and therefore no additional stock compensation expense was recognized.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Six months ended
Assumptions	June 30, 2017	June 30, 2016
Expected dividends	—%	—%
Risk-free rate	1.55%	1.13%
Expected volatility	58.0% - 69.7%	68.0% - 70.4%
Expected term (in years)	3.2 - 3.3	3.1 - 3.3

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

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the six months ended June 30, 2017 and June 30, 2016, were $3.45 per share of common stock and $3.41 per share of common stock, respectively.

A summary of option activity under the Director Plan, the 2009 Plan and the 2016 Plan as of June 30, 2017 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2017	4,105,369	$4.76
Issued	464,895	7.31
Exercised	(171,566)	1.56
Forfeited	(68,585)	7.28
Expired	—	—
Outstanding as of June 30, 2017	4,330,113	$5.12

Exercisable as of June 30, 2017	2,949,806	$3.87

The following table summarizes information regarding options outstanding and exercisable at June 30, 2017:

Outstanding:

	Stock Options	Weighted Average	Weighted Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.79 - $1.00	25,000	$0.79	2.51
$1.01 - $1.50	1,721,000	1.06	4.64
$1.51 - $10.67	2,584,113	7.86	8.20
Total	4,330,113	$5.12	6.75

Exercisable:

	Stock Options	Weighted Average
Range of Exercise Prices	Exercisable	Exercise Price
$0.79 - $1.00	25,000	$0.79
$1.01 - $1.50	1,721,000	1.06
$1.51 - $10.67	1,203,806	7.94
Total	2,949,806	$3.87

As of June 30, 2017, the intrinsic value of the options outstanding was $18.3 million and the intrinsic value of the options exercisable was $16.1 million. As of June 30, 2017, there was $3.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through March 2019.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $245,000 and $192,000 of compensation expense during the three months ended June 30, 2017 and 2016, respectively, and $468,000 and $372,000 during the six months ended June 30, 2017 and 2016, respectively related to restricted stock and RSU awards.  Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs.  At June 30, 2017, the Company had approximately $1.3 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through April 2020. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the six month period ended June 30, 2017.

	Number of RSUs	Weighted Average Exercise Price
Non-vested balance at January 1, 2017	179,900	$9.35
Changes during the period:
Shares granted	84,538	7.28
Shares vested	(71,941)	9.82
Shares forfeited	—	—
Non-vested balance at June 30, 2017	192,497	$8.26

9. Income Taxes

The Company conducts operations in the United States and certain foreign countries. It is the intent of the Company to permanently reinvest any earnings and profits generated by its foreign affiliates. One of its foreign affiliates is subject to tax in Estonia. Estonia has a dual tax rate: 0% for earnings and profits as they are generated and 20% for earnings and profits that are distributed to shareholders. The Company has taken the position that the 20% tax rate applies only when dividends have been declared and recognized as a liability. Accordingly, the Company has provided no taxes on the current earnings generated by its Estonian affiliate.

Income tax expense for the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016, is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period adjusted for discrete items. The Company excludes from the calculation of the annual effective tax rate those jurisdictions that are projected to operate at a loss and in which a tax benefit will not be recognized or which operate in a zero tax rate jurisdiction.

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

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes”. ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2012 to 2015. The Company has not recorded any liability for uncertain tax positions at June 30, 2017 or December 31, 2016.

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

To date, eleven putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc., Perrigo Company PLC, Fougera Pharmaceuticals Inc., and Sandoz Inc. regarding the pricing of econazole nitrate cream. The actions have been transferred by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter.

The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased or reimbursed patients for the purchase of generic econazole from any of the defendants from as early as October 1, 2012 (or later in most complaints) until the time the defendants’ allegedly unlawful conduct ceased or will cease.

The plaintiffs allege a conspiracy to fix prices for generic econazole in violation of federal antitrust laws or state antitrust, consumer protection, and other laws. Plaintiffs seek treble damages for alleged price overcharges for generic econazole during the alleged period of conspiracy, and the indirect purchaser class plaintiffs also seek injunctive relief against the defendants.

All of these cases are in their initial stages and motions to dismiss have not yet been filed. Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

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

Company Overview

Strategic Overview

Teligent, Inc. and its subsidiaries (collectively the “Company”) is a specialty generic pharmaceutical company. All references to "Teligent," the "Company," "we," "us," and "our" refer to Teligent, Inc. Our mission is to become a leader in the specialty generic pharmaceutical market. Our platform for growth is centered around the development, manufacturing and marketing a portfolio of generic pharmaceutical products in our own label in topical, injectable, complex and ophthalmic dosage forms. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics, complex generics and ophthalmic generics (what we call our "TICO" strategy"), will leverage our existing expertise and capabilities, and broaden our platform for more diversified strategic growth.

Our pipeline includes 34 Abbreviated New Drug Applications ("ANDAs") for additional pharmaceutical products filed with the FDA. Our pipeline also includes one Prior Approval Supplement for our first opthalmic product filed in the second quarter 2017. In addition, we have four abbreviated new drug submissions ("ANDSs") on file with Health Canada, and have an additional 34 product candidates at various stages of our development pipeline. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA, the filing of applications to Health Canada, and the subsequent launch of products as these applications are approved. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market 19 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. In Canada, we sell a total of 30 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, OTC, and cosmetic markets. We operate our business under one segment. Our common stock is trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

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

The three large wholesale drug distributors are AmerisourceBergen Corporation ("ABC"); Cardinal Health, Inc. ("Cardinal"); and McKesson Drug Company, ("McKesson"). ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. Furthermore, these distributors have entered into strategic alliances as follows: ABC with Walgreens, Cardinal with CVS Caremark and McKesson with Rite-Aid and Wal-Mart. Since Walgreens, CVS Caremark, Rite-Aid and Wal-Mart are customers for several of our products, the loss of our distributor relationship with any of the three large wholesalers could result in a reduction to our revenues.

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

For the three months ended June 30, 2017, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 26%, 17% and 12%, respectively, and represented 55% of total revenues. Accounts receivable related to these major customers comprised 82% of all accounts receivable as of June 30, 2017. For the three months ended June 30, 2016, we had sales to two customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 17% and 12%, respectively, and represented 29% of total revenues. Accounts receivable related to these major customers comprised 29% of all accounts receivable as of June 30, 2016. For the six months ended June 30, 2017, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 26%, 16% and 15%, respectively, and represented 57% of total revenues. For the six months ended June 30, 2016, we had sales to two customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 19% and 16%, respectively, and represented 35% of total revenues.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended June 30, 2017, approximately 86% of our contract manufacturing revenue was derived from pharmaceutical customers, as compared to 92% of total contract manufacturing revenue for the three months ended June 30, 2016. For the six months ended June 30, 2017, approximately 85% of our contract manufacturing revenue was derived from pharmaceutical customers, as compared to 92% of total contract manufacturing revenue for the six months ended June 30, 2016. None of our contract manufacturing services customers represented greater than 10% of total revenue for the three months ended June 30, 2017 and one contract manufacturing services customers represented greater than 10% of total revenue for the three months ended June 30, 2016. None of our contract manufacturing services customers represented greater than 10% of total revenue for the six months ended June 30, 2017 and one contract manufacturing services customer represented greater than 10% of total revenue for the six months ended June 30, 2016.

Recent Events

On March 6, 2017, we announced approval of an ANDA for Triamcinolone Acetonide Ointment USP, 0.5%. This is our twelfth approval from our internally developed pipeline of topical generic pharmaceutical products. We launched this product in the second quarter of 2017 with no significant impact on operations.

On March 8, 2017, we announced approval of an ANDA for Clobetasol Propionate Gel, 0.05%. This is Teligent's second approval for 2017, and its thirteenth approval from its internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in the second quarter of 2017 with no significant impact on operations.

On July 21, 2017, we announced approval of an ANDA for Erythromycin Topical Gel USP, 2%. This is Teligent's third approval for 2017, and its fourteenth approval from its internally-developed pipeline of topical generic pharmaceutical medicines. We expect this product to be launched in the third quarter of 2017.

Results of Operations

Three months ended June 30, 2017 compared to June 30, 2016

We had net loss of $0.9 million, or $0.02 per share, for the three months ended June 30, 2017, compared to a net loss of $2.9 million, or $0.05 per share, for the three months ended June 30, 2016, which resulted from the following:

Revenues (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2017	2016	$	%
Product sales, net	$18,295	$17,025	$1,270	7%
Research and development services and other income	113	113	—	—%
Total Revenues	$18,408	$17,138	$1,270	7%

Revenues were $18.4 million for the three months ended June 30, 2017, compared to $17.1 million for the same period in the prior year. This represents a $1.3 million increase in 2017 from the same period in the prior year. This increase was primarily due to increased revenue from the expansion of our own generic pharmaceutical product line, and increased revenue from Lidocaine Ointment 5% and Lidocaine Hydrochloride topical solution and increased revenue from our specialty generic injectable portfolio in Canada. This increase was significantly offset by a decrease of $3.5 million in contract manufacturing revenues for the same period in the prior year, specifically an expected decline in sales to one of our customers. Consistent with our strategy, we continue to expect contract manufacturing revenue as a percentage of total revenue to decline over time.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
Cost of revenues	$10,371	$7,582	$2,789	37%
Selling, general and administrative expenses	4,706	3,712	994	27%
Product development and research expenses	5,113	4,768	345	7%
Totals costs and expenditures	$20,190	$16,062	$4,128	26%

Cost of sales increased for the three months ended June 30, 2017, as compared to the same period in 2016, due to the increase in total revenue. Cost of sales increased as a percentage of total revenue to 56% for the three months ended June 30, 2017 as compared to 44% for same period in 2016. This increase in cost of revenue was primarily due to increased revenue from our generic pharmaceutical product line. Increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix, pricing and related fees, such as wholesaler fees, in addition to customer and product mix for our contract services revenue. For the period ended June 30, 2017, cost of revenues included $0.5 million of costs related to the write off of inventory related to two presentations of our frozen bag products. We have one remaining frozen bag product that we will distribute and sell through the end of 2017. Consistent with our strategy, we have increased headcount in our production and quality groups to support our growth and expansion into injectable manufacturing.  Total employee related costs increased by $0.3 million and headcount increased from 75 at June 30, 2016 to 108 at June 30, 2017. In addition, costs as a percentage of sales increased as revenue from contract services decreased by $3.5 million as compared to the same period in 2016, and the change in product mix resulted in an increase in costs as a percentage of sales. Also consistent with our strategy, we continue to expect cost of sales as a percentage of total revenue to decline over time, but may fluctuate quarter to quarter as a result of product mix.

Selling, general and administrative expenses for the three months ended June 30, 2017 increased by $1.0 million as compared to the same period in 2016. In 2017, there were increases of $0.6 million in salaries and related costs and $0.1 million in stock based compensation related to options and restricted stock consistent with our hiring plan, an increase of $0.2 million in professional fees, and $0.1 million in other fees.

Product development and research expenses for the three months ended June 30, 2017 increased by approximately $0.3 million as compared to the same period in 2016. This was due to increases of $0.6 million in pilot and exhibit batch study costs, $0.2 million in salaries and related costs including stock compensation related to options and restricted stock which is consistent with our hiring plan, $0.2 million increase in overhead costs and an approximate $0.1 million increase in fees related to Generic Drug User Fee Amendments, ("GDUFA"), and the associated filing of our applications with the FDA, offset by decreases in clinical study costs of $0.7 million due to the timing of these studies, and a decrease in professional fees of $0.1 million.

Other Expense (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
Interest and other expense, net	$(2,936)	$(3,332)	$396	12%
Foreign currency exchange gain (loss)	$3,822	$(622)	$4,444	714%

Interest expense decreased by $0.4 million for the three months ended June 30, 2017 as compared to the same period in 2016. The decrease is related to the interest expense, amortization of debt discount and amortization of debt issuance costs of the Notes (see Note 6), partially offset by capitalized interest of $741,000 related to our facility expansion and interest income from the intercompany loans. Foreign exchange gain of $3.8 million was recorded in the three months ended June 30, 2017, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

Net Loss (in thousands, except per share numbers):

	Three Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
Net loss attributable to common stockholders	$(919)	$(2,901)	$1,982	68%
Basic and diluted loss per share	$(0.02)	$(0.05)	$0.03	60%

Net loss for the three months ended June 30, 2017 was $0.9 million as compared to $2.9 million in the same period last year. The decrease is due to increases in revenues of $1.3 million, offset by increases in costs and expenses in 2017, noted above.

Six months ended June 30, 2017 compared to June 30, 2016

We had net loss of $0.1 million, or $0.00 per share, for the six months ended June 30, 2017, compared to a net loss of $3.9 million, or $0.07 per share, for the six months ended June 30, 2016, which resulted from the following:

Revenues (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2017	2016	$	%
Product sales, net	$38,148	$32,447	$5,701	18%
Research and development services and other income	151	348	(197)	(57)%
Total Revenues	$38,299	$32,795	$5,504	17%

Revenues were $38.3 million for the six months ended June 30, 2017, compared to $32.8 million for the same period in the prior year. This represents a $5.5 million increase in 2017 from the same period in the prior year. This increase was primarily due to increased revenue from the expansion of our own generic pharmaceutical product line, increased revenue from Lidocaine Ointment 5% and Lidocaine Hydrochloride topical solution and increased revenue from our specialty generic injectable portfolio in Canada. This increase was slightly offset by a decrease in contract manufacturing revenues of $6.3 million from the same period in the prior year, specifically a decline in sales to one of our customers. Consistent with our strategy, we continue to expect contract manufacturing revenue as a percentage of total revenue to decline over time.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
Cost of revenues	$19,328	$15,284	$4,044	26%
Selling, general and administrative expenses	9,005	7,119	1,886	26%
Product development and research expenses	8,781	8,479	302	4%
Totals costs and expenditures	$37,114	$30,882	$6,232	20%

Cost of sales increased for the six months ended June 30, 2017 as compared to the same period in 2016 due to the increase in total revenue. Cost of sales increased as a percentage of total revenue to 50% for the six months ended June 30, 2017 as compared to 47% for same period in 2016. This increase in cost of revenue was primarily due to increased revenue from our generic pharmaceutical product line. Increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix, pricing and related fees, such as wholesaler fees, in addition to customer and product mix for our contract services revenue. For the period ended June 30, 2017, cost of revenues included $0.5 million of costs related to the write off of inventory related to two presentations of our frozen bag products.  We have one remaining frozen bag product that we will distribute and sell through the end of 2017. Consistent with our strategy, we have increased headcount in our production and quality groups to support our growth and expansion into injectable manufacturing.  Total employee related costs increased by $0.5 million headcount increased from 75 at June 30, 2016 to 108 at June 30, 2017. In addition, costs as a percentage of sales increased as revenue from contract services decreased by $6.3 million as compared to the same period in 2016, and the change in product mix resulted in an increase in costs as a percentage of sales. Also consistent with our strategy, we continue to expect cost of sales as a percentage of total revenue to decline over time, but may fluctuate quarter to quarter as a result of product mix.

Selling, general and administrative expenses for the six months ended June 30, 2017 increased by $1.9 million as compared to the same period in 2016. In 2017, there were increases of $1.1 million in salaries and related costs and $0.2 million in stock based compensation related to options and restricted stock consistent with our hiring plan, an increase of $0.4 million in professional fees, and $0.2 million in overhead costs.

Product development and research expenses for the six months ended June 30, 2017 increased by approximately $0.3 million as compared to the same period in 2016. This was due to increases of $0.9 million in pilot and exhibit batch study costs, $0.6 million in salaries and related costs including stock compensation related to options and restricted stock which is consistent with our hiring plan, $0.3 million increase in overhead costs and an increase in other fees of $0.1 million, offset by decreases in clinical study costs of $1.2 million due to the timing of these studies, decreases in patent legal fees of $0.3 million and other fees of $0.1 million.

Other Expense (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
Interest and other expense, net	$(6,068)	$(6,650)	$582	9%
Foreign currency exchange gain	$4,901	$931	$3,970	426%

Interest expense decreased by $0.6 million for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease is related to the interest expense, amortization of debt discount and amortization of debt issuance costs of the Notes (see Note 6), partially offset by capitalized interest of $1.2 million related to our facility expansion and interest income from the intercompany loans. Foreign exchange gain of $4.9 million was recorded in the six months ended June 30, 2017, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

Net Loss (in thousands, except per share numbers):

	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
Net loss attributable to common stockholders	$(88)	$(3,851)	$3,763	98%
Basic and diluted loss per share	$0.00	$(0.07)	$0.07	100%

Net loss for the six months ended June 30, 2017 was $0.1 million as compared to $3.9 million in the same period last year. The increase is due to increases in revenues of $5.5 million, offset by the increases in costs and expenses in 2017, noted above.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in)
Operating Activities	$(1,307)	$2,594
Investing Activities	$(15,286)	$(8,524)
Financing Activities	$267	$(93)

Operating Activities

Our operating activities used $1.3 million of cash in the six months ended June 30, 2017, compared to $2.6 million provided during the same period last year. The cash used in operating activities for the six months ended June 30, 2017 was a result of our net loss, adjusted for $4.6 million of non-cash expenses offset by a $5.8 million change in operating assets and liabilities. The cash provided by operating activities for the six months ended June 30, 2016 was a result of the non-cash expenses and changes in operating assets and liabilities, including the receipt of $4.4 million Goods and Services Tax (GST) refund from the Canadian Revenue Agency, originally paid during the Alveda acquisition in the fourth quarter of 2015.

Investing Activities

Our investing activities used $15.3 million during the six months ended June 30, 2017, compared to $8.5 million of cash used in investing activities during the same period last year. The funds used for both periods were for capital expenditures, mainly related to the ongoing facility expansion located in Buena, New Jersey. The increase during the six months ended June 30, 2017 is due to the progression of the facility expansion and timing of the more expensive purchases.

Financing Activities

Our financing activities provided $267,000 of cash during the six months ended June 30, 2017, compared to $93,000 of cash used during the six months ended June 30, 2016. The $267,000 of cash provided in the six months ended June 30, 2017 consisted of proceeds from the exercise of options to purchase common stock. The cash used in the six months ended June 30, 2016 consisted mainly of $70,000 of principal payments on capital lease obligations and $36,000 in expenses related to recovery from a stockholder.

Our principal sources of liquidity are cash and cash equivalents of approximately $50.2 million at June 30, 2017 and future cash from operations. Our working capital was $73.3 million at June 30, 2017.

We may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to us, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond August 2018.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, our principal debt obligation was related to our Notes.  Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the Notes and is paid semi-annually every June 15 and December 15 until the Notes mature on December 15, 2019.  Since the interest rate is fixed, we have no market risk related to the Notes.

We had a revolving Credit and Security Agreement with General Electric Capital Corporation that called for interest to accrue based on a premium above either the current prime rate or current LIBOR rates. We terminated this credit facility in February 2016.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of June 30, 2017, the fair value of our Notes was approximately $116 million compared to their face value of $143.75 million as of June 30, 2017.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

At June 30, 2017, the bulk of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer, concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective.

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

To date, eleven putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc., Perrigo Company PLC, Fougera Pharmaceuticals Inc., and Sandoz Inc regarding the pricing of econazole nitrate cream. The actions have been transferred by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter.

The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased or reimbursed patients for the purchase of generic econazole from any of the defendants from as early as October 1, 2012 (or later in most complaints) until the time the defendants’ allegedly unlawful conduct ceased or will cease.

The plaintiffs allege a conspiracy to fix prices for generic econazole in violation of federal antitrust laws or state antitrust, consumer protection, and other laws. Plaintiffs seek treble damages for alleged price overcharges for generic econazole during the alleged period of conspiracy, and the indirect purchaser class plaintiffs also seek injunctive relief against the defendants.

All of these cases are in their initial stages and motions to dismiss have not yet been filed. Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

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

With the exception of 2015 and the three month period ended March 31, 2017, our expenses have exceeded our revenue in each of the last 12 years, and no net income has been available to common stockholders during each of these years. As of June 30, 2017, our stockholders’ equity was $58.4 million and we had an accumulated deficit of $45 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Three of our customers accounted for 55% of our revenue for the three months ended June 30, 2017 and two of our customers accounted for 29% of our revenue for the three months ended June 30, 2016. For the six months ended June 30, 2017, three of our customers accounted for 57% of our revenue and for the six months ended June 30, 2016, two of our customers accounted for 35% of our revenue. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, three of our products accounted for greater than 10% of our net revenues for either the three or six month periods ended June 30, 2017. Lidocaine ointment, which we launched at the end of the first quarter of 2016, accounted for 22% and 16% of total revenues for the three months ended June 30, 2017 and 2016, respectively, and 19% and 9% of total revenues for the six months ended June 30, 2017 and 2016, respectively. Lidocaine Hydrochloride topical solution accounted for 12% and 2% of net revenues, for the three months ended June 30, 2017 and 2016, respectively and 9% and 2% of total revenues for the six months ended June 30, 2017 and 2016, respectively. Zantac accounted for 9% and 2% of net revenues, for the three months ended June 30, 2017 and 2016, respectively and 14% and 2% of total revenues for the six months ended June 30, 2017 and 2016, respectively. Econazole nitrate cream accounted for 4% and 11% of our net revenue for the three months ended June 30, 2017 and 2016, respectively and 3% and 12% of total revenues for the six months ended June 30, 2017 and 2016, respectively. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

We are subject to stringent regulatory requirements. Failure to adhere to such requirements could harm our business and results of operations.

In the United States, we and our suppliers of raw materials are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other current and potential future federal, state or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, state and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources. Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. One of our facilities has undergone remediation of environmental contamination, and one of our facilities is currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $0.9 million as of June 30, 2017, and remaining costs accrued at June 30, 2017 totaled $0.1 million. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations. In Canada, we and our suppliers of raw materials are also subject to regulation under Hazardous Products Act, Controlled Products Regulations, Consumer Product Safety Act. Canadian Environmental Protection Act and other current and potential future federal, provincial/territorial or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, provincial/territorial and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, provincial/territorial or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

Significant balances of intangible assets, including goodwill, are subject to impairment testing and may result in impairment charges, which may materially and adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to goodwill and intangible assets. As of June 30, 2017, the value of our goodwill and intangible assets net of accumulated amortization was $55.5 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

As of June 30, 2017, we had federal net operating loss carry forwards, or NOLs, of approximately $34.6 million which expire from 2020 through 2035. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Our ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of our stock that is held by 5% or greater stockholders. We examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. We believe that operating losses subsequent to the change date in 2010 (aggregating $15.3 million) are not subject to Section 382 limitations. We have estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains.

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

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “Notes”). After giving effect to the issuance of the Notes, we will have a substantial amount of indebtedness. As of June 30, 2017, our total consolidated indebtedness was $143.75 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

For the six months ended June 30, 2017, the average daily trading volume of our common stock on the NASDAQ Global Select Market was approximately 347,070 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statement of Equity; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: August 9, 2017	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ Jenniffer Collins
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

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statement of Equity; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.