Form 10-Q
period 2017-09-30
Teligent, Inc.
filed 2017-11-09
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer's common stock is 53,400,281 shares as of November 7, 2017.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2017 (Unaudited)	December 31, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$38,231	$66,006
Accounts receivable, net	27,568	21,735
Inventories	14,199	12,708
Prepaid expenses and other receivables	2,390	2,847
Total current assets	82,388	103,296

Property, plant and equipment, net	57,248	26,215
Intangible assets, net	56,112	52,465
Goodwill	476	446
Other	784	804
Total assets	$197,008	$183,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,865	$4,614
Accrued expenses	16,260	10,349
Total current liabilities	25,125	14,963

Convertible 3.75% senior notes, net of debt discount and debt issuance costs (face of $143,750)	118,463	111,391
Deferred tax liability	239	205
Total liabilities	143,827	126,559

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,391,948 and 53,148,441 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	554	551
Additional paid-in capital	105,418	102,624
Accumulated deficit	(51,319)	(44,903)
Accumulated other comprehensive loss	(1,472)	(1,605)
Total stockholders’ equity	53,181	56,667
Total liabilities and stockholders' equity	$197,008	$183,226

*Derived from the audited December 31, 2016 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$13,634	$15,709	$51,782	$48,156
Research and development services and other income	21	442	172	790
Total revenues	13,655	16,151	51,954	48,946

Costs and expenses:
Cost of revenues	10,313	8,137	29,641	23,421
Selling, general and administrative expenses	4,121	3,694	13,126	10,813
Product development and research expenses	4,606	4,017	13,387	12,496
Total costs and expenses	19,040	15,848	56,154	46,730
Operating (loss) income	(5,385)	303	(4,200)	2,216

Other income (expense):
Foreign currency exchange gain	1,744	364	6,645	1,295
Interest and other expense, net	(2,663)	(3,347)	(8,731)	(9,997)
Loss before income tax expense	(6,304)	(2,680)	(6,286)	(6,486)

Income tax expense	24	23	130	68

Net loss	$(6,328)	$(2,703)	$(6,416)	$(6,554)

Basic and diluted (loss) per share	$(0.12)	$(0.05)	$(0.12)	$(0.12)

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,391,948	53,093,368	53,297,889	53,061,630

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(6,328)	$(2,703)	$(6,416)	$(6,554)

Other comprehensive income (loss), net of tax;
Foreign currency translation adjustment	378	(282)	133	(992)
Other comprehensive income (loss)	378	(282)	133	(992)

Comprehensive loss	$(5,950)	$(2,985)	$(6,283)	$(7,546)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2017
(in thousands, except share information)
(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2016	53,148,441	$551	$102,624	$(1,605)	$(44,903)	$56,667

Stock based compensation expense	—	—	2,528	—	—	2,528
Stock options exercised	171,566	2	267	—	—	269
Issuance of stock for vested restricted stock units	71,941	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	133	—	133
Net loss	—	—	—	—	(6,416)	(6,416)

Balance, September 30, 2017	53,391,948	$554	$105,418	$(1,472)	$(51,319)	$53,181

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2017 and 2016
(in thousands)
(Unaudited)

	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(6,416)	$(6,554)
Reconciliation of net loss to net cash (used in) provided by operating activities
Depreciation and amortization of fixed assets	1,264	679
Provision for write down of inventory	1,489	1,000
Stock based compensation	2,427	2,255
Amortization of debt issuance costs	695	611
Amortization of intangibles	2,143	2,146
Foreign currency exchange gain	(6,645)	(1,295)
Amortization of debt discount on convertible 3.75% senior notes	6,376	5,606
Loss on impairment	113	—
Loss on disposal of property	—	16
Changes in operating assets and liabilities
Accounts receivable	(5,764)	(3,168)
Inventories	(2,767)	(4,358)
Prepaid expenses and other current receivables	510	3,718
Other assets	21	283
Accounts payable and accrued expenses	3,894	2,356
Deferred income	—	(475)

Net cash (used in) provided by operating activities	(2,660)	2,820

Cash flows from investing activities:
Capital expenditures	(26,002)	(11,956)
Product acquisition costs	—	(3,422)

Net cash used in investing activities	(26,002)	(15,378)

Cash flows from financing activities:
Proceeds from exercise of common stock options	269	35
Principal payments on capital lease obligations	—	(70)
Recovery from stockholder, net	—	(36)

Net cash provided by (used in) financing activities	269	(71)

Effect of exchange rate on cash and cash equivalents	618	70
Net decrease in cash and cash equivalents	(28,393)	(12,629)
Cash and cash equivalents at beginning of period	66,006	87,191

Cash and cash equivalents at end of period	$38,231	$74,632
Supplemental Cash flow information:
Cash payments for interest	$2,695	$2,698
Cash payments for income taxes	102	70

Non cash investing and financing transactions:
Issuance of stock to a consultant	—	189
Acquisition of capital expenditures in accounts payable and accrued expenses	5,029	42
Capitalized interest in capital expenditures	1,058	139
Capitalized stock compensation in capital expenditures	101	39

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2016 has been derived from those audited consolidated financial statements. Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

1. Organization and Business

Teligent, Inc. and its subsidiaries (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market 21 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products.  In Canada, we sell a total of 30 generic and branded generic injectable products and medical devices.  Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

2. Liquidity

The Company’s principal sources of liquidity have historically been cash and cash equivalents of approximately $38.2 million at September 30, 2017 and cash provided by operations.

The Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company also has the ability to defer certain product development and other programs, if necessary. The Company believes that its existing capital resources will be sufficient to support its current business plan and operations beyond November 2018.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, notes payable, accounts payable and other accrued liabilities at September 30, 2017 approximate their fair value for all periods presented.

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

As of September 30, 2017, the net carrying value of the Notes (discussed in Note 6) was approximately $118.5 million compared to their face value of $143.75 million. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk.

Loss Per Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the Notes, the exercise of options, and the vesting of restricted stock units ("RSU's"). For the three and nine months ended September 30, 2017, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic loss per share computation:
Net loss - basic and diluted	$(6,328)	$(2,703)	$(6,416)	$(6,554)
Weighted average common shares - basic and diluted	53,391,948	53,093,368	53,297,889	53,061,630
Basic and diluted loss per share	$(0.12)	$(0.05)	$(0.12)	$(0.12)

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

Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Product Sales, Net
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Company product sales	$11,751	$13,901	$44,075	$34,185
Contract manufacturing sales	1,883	1,808	7,707	13,971
Product sales, net	$13,634	$15,709	$51,782	$48,156

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

Gross-To-Net Sales Deductions
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gross Company product sales	$53,460	$64,943	$174,504	$136,329
Reduction to gross Company product sales:
Chargebacks and billbacks	30,150	43,161	104,255	82,565
Sales discounts and other allowances	11,559	7,881	26,174	19,579
Total reduction to gross product sales	41,709	51,042	130,429	102,144

Company product sales, net	$11,751	$13,901	$44,075	$34,185

Net Company product sales of $11.8 million and $13.9 million for the three months ended September 30, 2017 and 2016, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Net Company product sales of $44.1 million and $34.2 million for the nine months ended September 30, 2017 and 2016, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $28.1 million and $26.0 million at September 30, 2017 and 2016, respectively. Accounts payable and accrued expenses include $6.2 million and $2.9 million at September 30, 2017 and 2016, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $1.5 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, were included in cost of goods sold. Wholesale fees of $5.7 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively, were included in cost of goods sold. In addition, in connection with four of the 22 products the Company currently markets and distributes in its own label in the U.S., in accordance with an agreement entered into in December 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales exclude fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.6 million and $0.8 million at September 30, 2017 and 2016, respectively, related to these royalties. Royalty expense of $0.6 million and $0.9 million was included in cost of goods sold for the three months ended September 30, 2017 and 2016, respectively. Royalty expense of $1.4 million and $2.2 million was included in cost of goods sold for the nine months ended September 30, 2017 and 2016, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

Contract Manufacturing Sales: The Company recognizes revenue when title transfers to its customers, which is generally upon shipment of products. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The revenues associated with these transactions, net of appropriate cash discounts, product returns and sales reserves, are recorded upon shipment of the products and are included in product sales, net on the Company’s Condensed Consolidated Statement of Operations. Contract manufacturing sales were $1.9 million and $1.8 million for the three months ended September 30, 2017 and September 30, 2016, respectively. Contract manufacturing sales were $7.7 million and $14.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Useful Lives
Buildings and Improvements	10 - 40 years
Machinery and Equipment	3 - 10 years

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

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of our total revenue. For the three months ended September 30, 2017, three of the Company’s customers accounted for 55% of the Company’s revenue, consisting of 30%, 13%, and 12%, respectively. For the three months ended September 30, 2016, two of the Company’s customers accounted for 31% of the Company’s revenue, consisting of 18% and 13%, respectively. For the nine months ended September 30, 2017, three of the Company's customers accounted for 56% of the Company's revenue, consisting of 27%, 15% and 14%. For the nine months ended September 30, 2016, three of the Company's customers accounted for 40% of the Company's revenue, consisting of 19%, 11% and 10%. Accounts receivable related to the Company’s major customers comprised 87% of all accounts receivable as of September 30, 2017, and 45% of all accounts receivable as of September 30, 2016. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

For the three months ended September 30, 2017, domestic net revenues were $10.1 million and foreign net revenues were $3.6 million. For the nine months ended September 30, 2017, domestic net revenues were $41.8 million and foreign net revenues were $10.1 million. As of September 30, 2017, domestic assets were $126.4 million and foreign assets were $70.6 million. For the three months ended September 30, 2016, domestic net revenues were $13.5 million and foreign net revenues were $2.7 million. For the nine months ended September 30, 2016, domestic net revenues were $41.2 million and foreign net revenues were $7.7 million. As of September 30, 2016, domestic assets were $135.5 million and foreign assets were $51.7 million.

Foreign Currency Translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in Accumulated Other Comprehensive Income (Loss) ("AOCI") and reflected as a separate component of equity. For those subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in Foreign currency exchange gain line item under the Other income (expense), net section of the Income Statement.

Reclassification

Certain prior year amounts were reclassified to conform to current year presentation. In addition, the Company has reclassified certain non-cash transactions related to the capital expenditures, in the amount of $220,000, for the nine months ended September 30, 2016, reducing both cash from operating activities and cash used in investing activities.  For the year ended December 31, 2016, the impact of such reclassification of the non-cash portion of the capital expenditures would have been a reduction of both cash from operating activities and cash used in investing activities, in the amount of $1.8 million.

Prior period adjustment

During the third quarter ended September 30, 2017, the Company recorded an adjustment in the amount of $0.5 million to reduce the foreign exchange gain on the statement of operations, $0.3 million decrease in cash and $0.2 million decrease in other comprehensive income, that related to the three months ended June 30, 2017, as a result of an error regarding the classification and translation of a cash amount related to their wholly owned subsidiary, “Teligent, OU” and as a result of an error regarding the translation of the foreign subsidiaries. The Company concluded that the correction of these errors was immaterial, both quantitatively and qualitatively.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting”. The update includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this ASU, effective January 1, 2017, and is recognizing windfall tax benefits in additional paid in capital on a prospective basis.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): “Recognition and Measurement of Financial Assets and Financial Liabilities”. The update supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15,

2018 for public business entities, which for the Company means January 1, 2019. The Company's adoption of this ASU, is not expected to have any significant impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): “Scope of Modification Accounting”. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments affect any entity that changes the terms or conditions of a share-based payment award. The amendments are effective for fiscal years beginning after December 15, 2017. For the Company, the amendments are effective January 1, 2018. The Company has not made any changes to the terms or conditions of share-based payment awards but will refer to the guidance in ASU 2017-09 should that occur. The Company's adoption of this ASU is not expected to have any significant impact on its consolidated financial statements.

Revenue Topic 606 Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The key focus of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this key focus, there is a five-step approach outlined in the standard. Entities are permitted to apply the new standard either retrospectively, subject to certain practical expedients, or the modified retrospective method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. For the Company, Topic 606 and subsequently issued amendments will be effective January 1, 2018.

The Company has completed its initial assessment of the new standard, including a detailed review of the Company’s contract portfolio and revenue streams to identify potential differences in accounting as a result of the new standard, and selected the modified retrospective method. Based on the Company’s initial assessment, we do not believe that the adoption of the standard and related amendments will have a significant impact on our revenue recognition patterns as compared to our current revenue recognition policies, assuming that contract structures similar to those in place are in effect at the time of our adoption. However, there are certain industry-specific implementation issues that are still unresolved and, depending on the resolution of these matters, conclusions on the impact on our revenue recognition patterns could change. Through the date of adoption, we will continue to evaluate the impacts of the standard to ensure that our preliminary conclusions continue to remain accurate. Additionally, we will continue our assessment of the impact of the standard on our financial statement disclosures which are expected to be more extensive based on the requirements of the new standard.

4. Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in-first-out method and consist of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(in thousands)
Raw materials	$7,273	$6,834
Work in progress	629	—
Finished goods	8,019	6,284
Reserve	(1,722)	(410)
Total	$14,199	$12,708

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(in thousands)
Land	$257	$257
Building and improvements	8,576	8,515
Machinery and equipment	12,573	8,583
Construction in progress	43,742	15,496
	65,148	32,851
Less accumulated depreciation and amortization	(7,900)	(6,636)
Property, plant and equipment, net	$57,248	$26,215

The Company recorded depreciation expense of $1,264,000 and $679,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively. During the three months ended September 30, 2017 and September 30, 2016, there was $1,058,000 of interest and $139,000 of interest, respectively, capitalized into construction in progress. For the nine months ended September 30, 2017 and September 30, 2016, there was $2,285,000 of interest and $236,000 of interest, respectively, capitalized into construction in progress.

6. Convertible 3.75% Senior Notes

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount of Notes. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were approximately $139 million, after deducting underwriting fees and other related expenses of approximately $4.8 million. Accrued interest in the amount of $1.6 million related to the Notes was included in accrued expenses as of September 30, 2017.

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

The remaining unamortized discount and unamortized debt financing costs will be amortized over the remaining term of the debt of 2.25 years. At September 30, 2017 and December 31, 2016, the net carrying amount of the Notes and the remaining unamortized debt discount were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Face amount of the Notes	$143,750	$143,750
Unamortized discount	(22,784)	(29,160)
Debt issuance costs	$(2,503)	$(3,199)
Carrying amount of the Notes	$118,463	$111,391

Debt issuance costs associated with the Notes include fees of $2.5 million at September 30, 2017 and $3.2 million at December 31, 2016.

For the three and the nine months ended September 30, 2017 and 2016, the Company recorded the following expenses in relation to the Notes:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest Expense at 3.75% coupon rate	$1,348	$1,348	$4,043	$4,043
Debt discount amortization	2,193	1,929	6,376	5,606
Amortization of deferred financing costs	239	210	695	611
Total interest expense (1)	$3,780	$3,487	$11,114	$10,260

(1) Included within "Interest and other expense, net" on the Condensed Consolidated Statements of Operations, offset by interest income and capitalized interest

7. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill in the fourth quarter of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from December 31, 2016, through September 30, 2017. No impairment losses were recognized during the nine months ended September 30, 2017.

Changes in goodwill during the nine months ended September 30, 2017 were as follows (in thousands):

Goodwill
Goodwill balance at December 31, 2016	$446
Foreign currency translation	30
Goodwill balance at September 30, 2017	$476

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$40,182	$(4,991)	$35,191	13.0
In process research and development ("IPR&D")	17,797	—	17,797	N/A - Indefinite lived
Customer relationships	3,803	(679)	3,124	8.1
Total	$61,782	$(5,670)	$56,112

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	35,403	(3,123)	32,280	13.8
In-process research and development ("IPR&D")	17,024	—	17,024	N/A - Indefinite lived
Customer relationships	3,565	(404)	3,161	8.9
Total	55,992	(3,527)	52,465

Changes in intangibles during the nine months ended September 30, 2017 were as follows (in thousands):

	Trademarks and Technology	IPR&D	Customer Relationships
Balance at January 1, 2017	$32,280	$17,024	$3,161
Amortization	(1,868)	—	(275)
Loss on impairment	—	(113)	—
Foreign currency translation	4,779	886	238
Balance at September 30, 2017	$35,191	$17,797	$3,124

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of September 30, 2017 over the remainder of 2017 and each of the next five years is estimated to be as follows ($ in thousands):

Amortization Expense *
2017 (for the remainder of the year)	$743
2018	2,971
2019	2,971
2020	2,971
2021	2,971
2022	2,971
Thereafter	17,885

*IPR&D amounts are assessed for impairment at least annually and will be amortized once products become saleable.

8. Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. An aggregate of 1,975,000 shares have been approved and authorized for issuance pursuant to the Director Plan. A total of 2,634,798 options have been granted to non-employee directors through September 30, 2017, and 807,782 of those have been forfeited through September 30, 2017 and returned to the option pool for future issuance. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years. As of September 30, 2017, there were 500,000 shares of common stock options outstanding under the Director Plan. As of September 30, 2017, the 147,984 options available were transferred to the 2016 Plan that has superseded the Director Plan, as discussed further in this section.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units (“RSUs”) and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company's current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of September 30, 2017, there were 107,959 RSUs outstanding, 1,413,687 shares of stock outstanding, and options to purchase 3,069,634 shares of common stock outstanding under the 2009 Plan. As of September 30, 2017, the 218,052 options available were transferred to the 2016 Plan that has superseded the 2009 Plan, as discussed further in this section.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of awards of up to 2,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are canceled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of September 30, 2017, there were 89,003 RSUs outstanding, 20,000 shares of common stock outstanding and options to purchase 748,543 shares of common stock outstanding under the 2016 Plan. As of September 30, 2017, there were a total of 1,508,490 shares of common stock available under the 2016 Plan.

As of September 30, 2017, there were options to purchase 4,318,177 shares of common stock outstanding collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of September 30, 2017, and therefore no additional stock compensation expense was recognized.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Nine months ended
Assumptions	September 30, 2017	September 30, 2016
Expected dividends	—%	—%
Risk-free rate	1.55%	1.11%
Expected volatility	58.0% - 69.7%	68.0% - 70.4%
Expected term (in years)	3.2 - 3.3	3.1 - 3.3

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

Based upon application of the Black-Scholes option-pricing formula described above, the weighted-average grant-date fair value of options granted during the nine months ended September 30, 2017 and September 30, 2016, were $3.41 per share of common stock and $3.44 per share of common stock, respectively.

A summary of option activity under the Director Plan, the 2009 Plan and the 2016 Plan as of September 30, 2017 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2017	4,105,369	$4.76
Issued	558,345	7.35
Exercised	(171,566)	1.56
Forfeited	(173,971)	7.44
Expired	—	—
Outstanding as of September 30, 2017	4,318,177	$5.11

Exercisable as of September 30, 2017	2,981,134	$3.91

The following table summarizes information regarding options outstanding and exercisable at September 30, 2017:

Outstanding:

	Stock Options	Weighted Average	Weighted Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.79 - $1.00	25,000	$0.79	2.26
$1.01 - $1.50	1,721,000	1.06	4.39
$1.51 - $10.67	2,572,177	7.87	8.01
Total	4,318,177	$5.11	6.53

Exercisable:

	Stock Options	Weighted Average
Range of Exercise Prices	Exercisable	Exercise Price
$0.79 - $1.00	25,000	$0.79
$1.01 - $1.50	1,721,000	1.06
$1.51 - $10.67	1,235,134	7.93
Total	2,981,134	$3.91

As of September 30, 2017, the intrinsic value of the options outstanding was $10.8 million and the intrinsic value of the options exercisable was $10.7 million. As of September 30, 2017, there was $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through September 2020.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $241,500 and $192,000 of compensation expense during the three months ended September 30, 2017 and 2016, respectively, and $709,600 and $564,000 during the nine months ended September 30, 2017 and 2016, respectively related to restricted stock and RSU awards.  Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs.  At September 30, 2017, the Company had approximately $1.0 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through April 2020. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the nine months ended September 30, 2017.

	Number of RSUs	Weighted Average Exercise Price
Non-vested balance at January 1, 2017	179,900	$9.35
Changes during the period:
Shares granted	93,468	7.26
Shares vested	(71,941)	9.82
Shares forfeited	(4,465)	7.09
Non-vested balance at September 30, 2017	196,962	$8.23

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

Income tax expense for the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period adjusted for discrete items. The Company excludes from the calculation of the annual effective tax rate those jurisdictions that are projected to operate at a loss and in which a tax benefit will not be recognized or which operate in a zero tax rate jurisdiction.

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

At December 31, 2016, the Company’s U.S. federal net operating loss carryforwards totaled $33.7 million. The Company’s ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that operating losses subsequent to the change date in 2010 (aggregating $15.0 million) are not subject to Section 382 limitations. The Company has estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. The Company’s loss carryforwards may be further limited in the future if additional ownership changes occur.

In accordance with ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” issued by FASB, the Company has recognized windfall profits as an increase in deferred tax assets resulting from an increase in net operating loss carryforwards.  The Company has provided a full valuation allowance for these deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes”. ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2013 to 2016. The Company has not recorded any liability for uncertain tax positions at September 30, 2017 or December 31, 2016.

The U.S. Internal Revenue Service (“IRS”) has concluded its review of the Company’s 2015 income tax return with no additional income tax expense effect.

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

To date, twelve putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo Company PLC regarding the pricing of econazole nitrate cream. The actions have been transferred by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter, and consolidated into direct purchaser, end payer and indirect reseller actions.

The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased, paid, and/or reimbursed patients for the purchase of generic econazole from July 1, 2014 until the time the defendants’ allegedly unlawful conduct ceased or will cease.

The plaintiffs allege a conspiracy to fix prices for generic econazole in violation of federal antitrust laws or state antitrust, consumer protection, and other laws. Plaintiffs seek treble damages for alleged price overcharges for generic econazole during the alleged period of conspiracy, and the end payer and indirect reseller class plaintiffs also seek injunctive relief against the defendants.

All of these cases are in their initial stages and motions to dismiss have been filed with respect to each of the complaints. Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma now alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. We intend to file a counter-claim against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products. Due to the early stage of this matter, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe this case is without merit, and we intend to vigorously defend against these claims.

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

Our pipeline includes 32 Abbreviated New Drug Applications ("ANDAs") for additional pharmaceutical products filed with the FDA. Our pipeline also includes one Prior Approval Supplement for our first opthalmic product filed in the second quarter 2017. In addition, we have four abbreviated new drug submissions ("ANDSs") on file with Health Canada, and have an additional 34 product candidates at various stages of our development pipeline. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA, the filing of applications to Health Canada, and the subsequent launch of products as these applications are approved. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market 21 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. In Canada, we sell a total of 30 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, OTC, and cosmetic markets. We operate our business under one segment. Our common stock is trading on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

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

For the three months ended September 30, 2017, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 30%, 13% and 12%, respectively, and represented 55% of total revenues. Accounts receivable related to these major customers comprised 87% of all accounts receivable as of September 30, 2017. For the three months ended September 30, 2016, we had sales to two customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 18% and 13%, respectively, and represented 31% of total revenues. Accounts receivable related to these major customers comprised 45% of all accounts receivable as of September 30, 2016. For the nine months ended September 30, 2017, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 27%, 15% and 14%, respectively, and represented 56% of total revenues. For the nine months ended September 30, 2016, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 19%, 11% and 10%, respectively, and represented 40% of total revenues.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended September 30, 2017, approximately 91% of our contract manufacturing revenue was derived from pharmaceutical customers, as compared to 78% of total contract manufacturing revenue for the three months ended September 30, 2016. For the nine months ended September 30, 2017, approximately 87% of our contract manufacturing revenue was derived from pharmaceutical customers, as compared to 90% of total contract manufacturing revenue for the nine months ended September 30, 2016. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the three months ended September 30, 2017 and the three months ended September 30, 2016. None of our contract manufacturing services customers represented greater than 10% of total revenue for the nine months ended September 30, 2017 and one contract manufacturing services customer represented greater than 10% of total revenue for the nine months ended September 30, 2016.

Recent Events

On July 21, 2017, we announced approval of an ANDA for Erythromycin Topical Gel USP, 2%. This is Teligent's third approval for 2017, and its fourteenth approval from its internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in the third quarter of 2017.

On August 22, 2017, we announced approval of an ANDA for Clobestasol Propionate Cream USP, 0.05%, Emollient. This is Teligent's fourth approval for 2017, and its fifteenth approval from its internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in the fourth quarter of 2017.

On September 19, 2017, we announced approval of an ANDA for Triamcinolone Acetonide Cream USP, 0.1%. This is Teligent's fifth approval for 2017, and its sixteenth approval from its internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in the fourth quarter of 2017.

On October 2, 2017, we announced approval of an ANDA for Desonide Lotion, 0.05%. This is Teligent's sixth approval for 2017. This product was submitted under a partnered development agreement by Teligent, Inc. with Impax Laboratories, Inc. This the Company's first approval received under this agreement, and it is the third product approved from our original pipeline of five partnered submissions.  We expect this product to be launched in the fourth quarter of 2017.

Results of Operations

Three months ended September 30, 2017 compared to September 30, 2016

We had net loss of $6.3 million, or $0.12 per share, for the three months ended September 30, 2017, compared to a net loss of $2.7 million, or $0.05 per share, for the three months ended September 30, 2016, which resulted from the following:

Revenues (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
Components of Revenue:	2017	2016	$	%
Product sales, net	$13,634	$15,709	$(2,075)	(13)%
Research and development services and other income	21	442	(421)	(95)%
Total Revenues	$13,655	$16,151	$(2,496)	(15)%

Revenues were $13.7 million for the three months ended September 30, 2017, compared to $16.2 million for the same period in the prior year. This represents a $2.5 million decrease in 2017 from the same period in the prior year. This decrease in product sales of $2.1 million was primarily due to a decrease in revenue from Lidocaine Ointment 5%, which represented 33% of total revenue in the third quarter of 2016, as compared to 16% of total revenue in the third quarter of 2017, partially offset by product launches and the expansion of our own generic pharmaceutical pipeline. Revenue from our contract manufacturing services was consistent quarter over quarter.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
Cost of revenues	$10,313	$8,137	$2,176	27%
Selling, general and administrative expenses	4,121	3,694	427	12%
Product development and research expenses	4,606	4,017	589	15%
Totals costs and expenditures	$19,040	$15,848	$3,192	20%

Cost of sales increased as a percentage of total revenue to 75.5% for the three months ended September 30, 2017 as compared to 50.4% for same period in 2016. This increase in cost of revenue was primarily due to increased revenue from our generic pharmaceutical product line. The increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix, pricing and related fees, such as wholesaler fees, in addition to customer and product mix for our contract services revenue. For the three months ended September 30, 2017, cost of revenues also included an increase in inventory reserves of $0.6 million of costs related to inventory and raw materials that were expected to expire in less than six months. Consistent with our strategy, we have increased headcount in our production and quality groups to support our growth and expansion into injectable manufacturing. Total employee related costs increased by $0.2 million, headcount increased from 83 at September 30, 2016 to 112 at September 30, 2017. In addition, our rapid growth has contributed to some production inefficiencies, as we are expanding our manufacturing footprint and capacity in topical manufacturing, and adding sterile manufacturing capabilities at the existing facility.

Selling, general and administrative expenses for the three months ended September 30, 2017 increased by $0.4 million as compared to the same period in 2016. In 2017 there was an increase of $0.5 million in legal and professional fees, an $0.1 million related to impairment of intangible asset, offset by a decrease of $0.2 million in salary and related costs including stock based compensation related to stock options and restricted stock.

Product development and research expenses for the three months ended September 30, 2017 increased by approximately $0.6 million as compared to the same period in 2016. This was due to increases of $0.6 million in clinical costs, $0.3 million increase in salaries and related costs including stock compensation related to options and restricted stock which is consistent with our hiring plan, $0.1 million increase in overhead costs, offset by decrease of $0.5 million in pilot and exhibit batch costs.

Other Expense (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
Interest and other expense, net	$(2,663)	$(3,347)	$(684)	(20)%
Foreign currency exchange gain	$1,744	$364	$1,380	(379)%

Interest expense decreased by $0.7 million for the three months ended September 30, 2017 as compared to the same period in 2016. The decrease is related to the interest expense, amortization of debt discount and amortization of debt issuance costs of the Notes (see Note 6), partially offset by capitalized interest of $1.1 million related to our facility expansion. Foreign exchange gain of $1.7 million was recorded in the three months ended September 30, 2017, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

Net Loss (in thousands, except per share numbers):

	Three Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
Net loss attributable to common stockholders	$(6,328)	$(2,703)	$(3,625)	(134)%
Basic and diluted loss per share	$(0.12)	$(0.05)	$(0.07)	(140)%

Net loss for the three months ended September 30, 2017 was $6.3 million as compared to $2.7 million in the same period last year. The increase in loss is due to decrease in revenues of $2.5 million and increases in costs and expenses in 2017 of $3.2 million, offset by an increase in the foreign currency exchange gain of $1.4 million and a decrease in interest and other expense of $0.7 million, as noted above.

Nine months ended September 30, 2017 compared to September 30, 2016

We had net loss of $6.4 million, or $0.12 per share, for the nine months ended September 30, 2017, compared to a net loss of $6.6 million, or $0.12 per share, for the nine months ended September 30, 2016, which resulted from the following:

Revenues (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
Components of Revenue:	2017	2016	$	%
Product sales, net	$51,782	$48,156	$3,626	8%
Research and development services and other income	172	790	(618)	(78)%
Total Revenues	$51,954	$48,946	$3,008	6%

Revenues were $52.0 million for the nine months ended September 30, 2017, compared to $49.0 million for the same period in the prior year. This represents a $3.0 million increase in 2017 from the same period in the prior year. This increase was primarily due to increased revenue from the expansion of our own generic pharmaceutical product line, increased revenue from Lidocaine Hydrochloride topical solution and Zantac injectable and approximately $2.3 million of increased revenue from our specialty generic injectable portfolio in Canada. These increases were offset by a decrease in contract manufacturing revenues of $6.3 million from the same period in the prior year, specifically a decline in sales to one of our customers. Consistent with our strategy, we continue to expect contract manufacturing revenue as a percentage of total revenue to decline over time.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
Cost of revenues	$29,641	$23,421	$6,220	27%
Selling, general and administrative expenses	13,126	10,813	2,313	21%
Product development and research expenses	13,387	12,496	891	7%
Totals costs and expenditures	$56,154	$46,730	$9,424	20%

Cost of sales increased for the nine months ended September 30, 2017 as compared to the same period in 2016 due to the increase in total revenue. Cost of sales increased as a percentage of total revenue to 57% for the nine months ended September 30, 2017 as compared to 48% for the same period in 2016. This increase in cost of revenue was primarily due to increased revenue from our generic pharmaceutical product line. Increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix, pricing and related fees, such as wholesaler fees, in addition to customer and product mix for our contract services revenue. For the period ended September 30, 2017, cost of revenues included $0.6 million of costs related to the write off of inventory related to two presentations of our frozen bag products.  We have one remaining frozen bag product that we will distribute and sell through the end of 2017. For the period ended September 30, 2017, cost of revenues also included an increase in inventory reserves of $1.0 million of costs related to inventory and raw materials that were expected to expire in less than six months. Consistent with our strategy, we have increased headcount in our production and quality groups to support our growth and expansion into injectable manufacturing. Total employee related costs increased by $0.3 million, headcount increased from 83 at September 30, 2016 to 112 at September 30, 2017. In addition, our rapid growth has contributed to some production inefficiencies, as we are expanding our manufacturing footprint and capacity in topical manufacturing, and adding sterile manufacturing capabilities at the existing facility. In addition, costs as a percentage of sales increased as revenue from contract services decreased by $6.3 million as compared to the same period in 2016, and the change in product mix resulted in an increase in costs as a percentage of sales.

Selling, general and administrative expenses for the nine months ended September 30, 2017 increased by $2.3 million as compared to the same period in 2016. In 2017, there were increases of $1.2 million in salaries and related costs, including stock based compensation related to options and restricted stock consistent with our hiring plan, an increase of $1 million in legal and professional fees, and $0.1 million increase related to an impairment of an intangible asset.

Product development and research expenses for the nine months ended September 30, 2017 increased by approximately $0.9 million as compared to the same period in 2016. This was due to increases of $0.9 million increase in salaries and related costs including stock compensation related to options and restricted stock which is consistent with our hiring plan, $0.5 million increase in overhead costs, $0.4 million in pilot and exhibit batch costs; offset by $0.6 million decrease in clinical studies costs and $0.3 million decrease in professional fees.

Other Expense (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
Interest and other expense, net	$(8,731)	$(9,997)	$(1,266)	(13)%
Foreign currency exchange gain	$6,645	$1,295	$5,350	413%

Interest expense decreased by $1.3 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease is related to the interest expense, amortization of debt discount and amortization of debt issuance costs of the Notes (see Note 6), partially offset by capitalized interest of $2.3 million related to our facility expansion and interest income from the intercompany loans. Foreign exchange gain of $6.6 million was recorded in the nine months ended September 30, 2017, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

During the third quarter ended September 30, 2017, the Company recorded an adjustment in the amount of $0.5 million to reduce the foreign exchange gain on the statement of operations, $0.3 million decrease in cash and $0.2 million decrease in other comprehensive income, that related to the three months ended June 30, 2017, as a result of an error regarding the classification and translation of a cash amount related to their wholly owned subsidiary, “Teligent, OU” and as a result of an error regarding the translation of the foreign subsidiaries. The Company concluded that the correction of these errors was immaterial, both quantitatively and qualitatively.

Net Loss (in thousands, except per share numbers):

	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
Net loss attributable to common stockholders	$(6,416)	$(6,554)	$(138)	(2)%
Basic and diluted loss per share	$(0.12)	$(0.12)	$—	—%

Net loss for the nine months ended September 30, 2017 was $6.4 million as compared to $6.6 million in the same period last year. The decrease in net loss is due to increases in revenues of $3.0 million, an increase in the foreign currency exchange gain of $5.4 million and a decrease in interest and other expense of $1.3 million, offset by the increase in costs and expenses of $9.4 million in 2017, noted above.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in)
Operating Activities	$(2,660)	$2,820
Investing Activities	$(26,002)	$(15,378)
Financing Activities	$269	$(71)

Operating Activities

Our operating activities used $2.7 million of cash in the nine months ended September 30, 2017, compared to $2.8 million provided during the same period last year. The cash used in operating activities for the nine months ended September 30, 2017 was a result of our net loss, adjusted for $7.9 million of non-cash expenses offset by a $4.1 million change in operating assets and liabilities. The cash provided by operating activities for the nine months ended September 30, 2016 was a result of the non-cash expenses and changes in operating assets and liabilities, including the receipt of $4.4 million Goods and Services Tax (GST) refund from the Canadian Revenue Agency, originally paid during the Alveda acquisition in the fourth quarter of 2015.

Investing Activities

Our investing activities used $26.0 million during the nine months ended September 30, 2017, compared to $15.4 million of cash used in investing activities during the same period last year. The funds used for both periods were for capital expenditures, mainly related to the ongoing facility expansion located in Buena, New Jersey. The increase during the nine months ended September 30, 2017 is due to the progression of the facility expansion and timing of the more expensive purchases. The Company expects the facility expansion to be substantially complete at the end of 2017.

Financing Activities

Our financing activities provided $269,000 of cash during the nine months ended September 30, 2017, compared to $71,000 of cash used during the nine months ended September 30, 2016. The $269,000 of cash provided in the nine months ended September 30, 2017 consisted of proceeds from the exercise of options to purchase common stock. The cash used in the nine months ended September 30, 2016 consisted mainly of $70,000 of principal payments on capital lease obligations and $36,000 in expenses related to recovery from a stockholder, offset by proceeds from the exercise of options to purchase common stock of $35,000.

Our principal sources of liquidity are cash and cash equivalents of approximately $38.2 million at September 30, 2017 and future cash from operations. Our working capital was $57.3 million at September 30, 2017.

We may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, we may continue to seek to raise additional capital through the sale of our equity or through a strategic alliance with a third party. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to us, or at all. We believe that our existing capital resources will be sufficient to support our current business plan beyond November 2018.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a complete list of all Critical Accounting Policies and Estimates. See also Note 3 to our Condensed Consolidated Financial Statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, our principal debt obligation was related to our Notes. Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the Notes and is paid semi-annually every June 15 and December 15 until the Notes mature on December 15, 2019.  Since the interest rate is fixed, we have no market risk related to the Notes.

We had a revolving Credit and Security Agreement with General Electric Capital Corporation that called for interest to accrue based on a premium above either the current prime rate or current LIBOR rates. We terminated this credit facility in February 2016.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of September 30, 2017, the fair value of our Notes was approximately $118 million compared to their face value of $143.75 million as of September 30, 2017.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

At September 30, 2017, the bulk of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were not effective as of September 30, 2017.

During the third quarter of fiscal 2017, management identified a material weakness in our internal control over financial reporting resulting from the lack of timely and effective review of the Company's period-end closing processes. Specifically, management concluded that the material weakness relates to the Company not having adequate personnel and resources in place for its implementation of a new enterprise-wide financial system ("ERP"), and consequently, the same financial reporting personnel were not able to perform a timely and effective review of our period-end closing process.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted below, we have implemented changes to our internal control over financial reporting to address the material weakness described above.

Remediation

To remediate the material weakness, the Company has begun to implement new procedures and employ additional resources, including the following:

• The Company hired new team members and has engaged external resources with significant prior experience with systems similar to the Company's new ERP system to provide additional capacity, analytical and functional capabilities, and cross-training.
• The Company implemented business process improvements, particularly relating to its foreign subsidiaries, that are anticipated to enable a faster month-end close and should result in fewer journal entries for quarter-end.
• A review of the appropriate training of personnel performing transactions in the Company's ERP system was performed in October 2017, along with a review of all information system access.

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

To date, twelve putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo Company PLC regarding the pricing of econazole nitrate cream. The actions have been transferred by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter, and consolidated into direct purchaser, end payer and indirect reseller actions.

The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased or reimbursed patients for the purchase of generic econazole from any of the defendants from July 1, 2014 until the time the defendants’ allegedly unlawful conduct ceased or will cease.

The plaintiffs allege a conspiracy to fix prices for generic econazole in violation of federal antitrust laws or state antitrust, consumer protection, and other laws. Plaintiffs seek treble damages for alleged price overcharges for generic econazole during the alleged period of conspiracy, and the end payer and indirect reseller class plaintiffs also seek injunctive relief against the defendants.

All of these cases are in their initial stages and motions to dismiss have been filed with respect to each of the complaints. Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma now alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. We intend to file a counter-claim against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products. Due to the early stage of this matter, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe this case is without merit, and we intend to vigorously defend against these claims.

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

With the exception of 2015 and the three month period ended March 31, 2017, our expenses have exceeded our revenue in each of the last 12 years, and no net income has been available to common stockholders during each of these years. As of September 30, 2017, our stockholders’ equity was $53.2 million and we had an accumulated deficit of $51.3 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Three of our customers accounted for 55% of our revenue for the three months ended September 30, 2017 and two of our customers accounted for 31% of our revenue for the three months ended September 30, 2016. For the nine months ended September 30, 2017, three of our customers accounted for 56% of our revenue and for the nine months ended September 30, 2016, three of our customers accounted for 40% of our revenue. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, two of our products accounted for greater than 10% of our net revenues for either the three or nine month periods ended September 30, 2017. Lidocaine ointment, which we launched at the end of the first quarter of 2016, accounted for 16% and 33% of total revenues for the three months ended September 30, 2017 and 2016, respectively, and 19% and 17% of total revenues for the nine months ended September 30, 2017 and 2016, respectively. Zantac accounted for 7% and 6% of net revenues, for the three months ended September 30, 2017 and 2016, respectively and 12% and 4% of total revenues for the nine months ended September 30, 2017 and 2016, respectively. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

As disclosed elsewhere herein, in connection with our financial review management concluded that a material weakness related to the Company not having adequate personnel and resources in place for its implementation of a new ERP existed, and consequently, the same financial reporting personnel were not able to perform a timely and effective review of our period-end closing process.

Since the determination regarding this material weakness, we have devoted, and will continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. Our plans include the following: new internal and external personnel, new business process improvements and a review of relevant training. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations, which may have a material adverse effect on our business.

We are subject to stringent regulatory requirements. Failure to adhere to such requirements could harm our business and results of operations.

In the United States, we and our suppliers of raw materials are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other current and potential future federal, state or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, state and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources. Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. One of our facilities has undergone remediation of environmental contamination, and one of our facilities is currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $0.9 million as of September 30, 2017, and remaining costs accrued at September 30, 2017 totaled $0.1 million. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations. In Canada, we and our suppliers of raw materials are also subject to regulation under Hazardous Products Act, Controlled Products Regulations, Consumer Product Safety Act. Canadian Environmental Protection Act and other current and potential future federal, provincial/territorial or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, provincial/territorial and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, provincial/territorial or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

Significant balances of intangible assets, including goodwill, are subject to impairment testing and may result in impairment charges, which may materially and adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to goodwill and intangible assets. As of September 30, 2017, the value of our goodwill and intangible assets net of accumulated amortization was $56.6 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

As of December 31, 2016, we had federal net operating loss carry forwards, or NOLs, of approximately $33.7 million which expire from 2020 through 2035. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Our ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of our stock that is held by 5% or greater stockholders. We examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. We believe that operating losses subsequent to the change date in 2010 (aggregating $15.0 million) are not subject to Section 382 limitations. We have estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains.

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

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “Notes”). After giving effect to the issuance of the Notes, we will have a substantial amount of indebtedness. As of September 30, 2017, our total consolidated indebtedness was $143.7 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

For the nine months ended September 30, 2017, the average daily trading volume of our common stock on the NASDAQ Global Select Market was approximately 346,068 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: November 9, 2017	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Jenniffer Collins
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

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.