Form 10-Q/A
period 2018-03-15
Teligent, Inc.
filed 2018-03-15
CIK 352998

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to revise and restate the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, which we originally filed with the Securities and Exchange Commission on November 7, 2017 (the “Original Form 10-Q”):

(i)	Item 1 of Part I “Financial Information”

(ii)	Item 2 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

(iii)	Item 6 of Part II “Exhibits”

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2 and our financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q.

On March 12, 2018, after discussions with the Company’s Audit committee, management concluded that the restatement of the unaudited interim financial statements included in the Original Form 10-Q for the quarter ended September 30, 2017 was required to correct errors in the Company’s accounting for the following transactions:

1.
In August 2017, the Company agreed to a price concession for the purchase of one of its Canadian products, which was not properly accounted for at the time of sale. The error resulted in an $0.8 million overstatement of both revenues and accounts receivable

2.
At September 30, 2017, the Company had outstanding receivables from one of its contract services customers in the amount of $1.7 million.  In the ordinary course of assessing the collectability of past due customer receivable accounts, the account met the Company’s criteria to be fully reserved.  However, as a result of a misinterpretation of the Company’s legal position, a reserve in the amount of $1.7 million, which based on the Company's policy, should have been recorded at September 30, 2017 but was not recorded. The error resulted in a $1.7 million overstatement of accounts receivable, and an understatement in the same amount of bad debt expense, which is classified as selling, general and administrative expenses on the Company’s Statement of Operations.

3.
On February 21, 2017, the Company entered into an agreement for professional services. The fees for the services performed were not properly accrued at September 30, 2017. The error resulted in a $0.1 million understatement of both selling, general and administrative expenses and accrued expenses.

This report on Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Except as discussed above, the Company has not modified, or updated disclosures presented in this Amendment. Accordingly, this Amendment does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. As a result of these misstatements, the Company has concluded there were previously undetected material weaknesses in the Company's internal control over financial reporting as of September 30, 2017.

PART I
FINANCIAL INFORMATION

ITEM 1.    Financial Statements
TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2017 (Unaudited) (Restated)	December 31, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$38,231	$66,006
Accounts receivable, net	25,026	21,735
Inventories	14,199	12,708
Prepaid expenses and other receivables	2,390	2,847
Total current assets	79,846	103,296

Property, plant and equipment, net	57,248	26,215
Intangible assets, net	56,112	52,465
Goodwill	476	446
Other	784	804
Total assets	$194,466	$183,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,865	$4,614
Accrued expenses	16,372	10,349
Total current liabilities	25,237	14,963

Convertible 3.75% senior notes, net of debt discount and debt issuance costs (face of $143,750)	118,463	111,391
Deferred tax liability	239	205
Total liabilities	143,939	126,559

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,391,948 and 53,148,441 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	554	551
Additional paid-in capital	105,418	102,624
Accumulated deficit	(53,973)	(44,903)
Accumulated other comprehensive loss	(1,472)	(1,605)
Total stockholders’ equity	50,527	56,667
Total liabilities and stockholders' equity	$194,466	$183,226

*Derived from the audited December 31, 2016 financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Revenues:
Product sales, net	$12,830	$15,709	$50,978	$48,156
Research and development services and other income	21	442	172	790
Total revenues	12,851	16,151	51,150	48,946

Costs and expenses:
Cost of revenues	10,313	8,137	29,641	23,421
Selling, general and administrative expenses	5,971	3,694	14,976	10,813
Product development and research expenses	4,606	4,017	13,387	12,496
Total costs and expenses	20,890	15,848	58,004	46,730
Operating (loss) income	(8,039)	303	(6,854)	2,216

Other income (expense):
Foreign currency exchange gain	1,744	364	6,645	1,295
Interest and other expense, net	(2,663)	(3,347)	(8,731)	(9,997)
Loss before income tax expense	(8,958)	(2,680)	(8,940)	(6,486)

Income tax expense	24	23	130	68

Net loss	$(8,982)	$(2,703)	$(9,070)	$(6,554)

Basic and diluted (loss) per share	$(0.17)	$(0.05)	$(0.17)	$(0.12)

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,391,948	53,093,368	53,297,889	53,061,630

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Net loss	$(8,982)	$(2,703)	$(9,070)	$(6,554)

Other comprehensive income (loss), net of tax;
Foreign currency translation adjustment	378	(282)	133	(992)
Other comprehensive income (loss)	378	(282)	133	(992)

Comprehensive loss	$(8,604)	$(2,985)	$(8,937)	$(7,546)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2017
(in thousands, except share information)
(Unaudited) (Restated)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2016	53,148,441	$551	$102,624	$(1,605)	$(44,903)	$56,667

Stock based compensation expense	—	—	2,528	—	—	2,528
Stock options exercised	171,566	2	267	—	—	269
Issuance of stock for vested restricted stock units	71,941	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	133	—	133
Net loss	—	—	—	—	(9,070)	(9,070)

Balance, September 30, 2017	53,391,948	$554	$105,418	$(1,472)	$(53,973)	$50,527

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2017 and 2016
(in thousands)
(Unaudited)

	September 30, 2017	September 30, 2016
	(Restated)
Cash flows from operating activities:
Net loss	$(9,070)	$(6,554)
Reconciliation of net loss to net cash (used in) provided by operating activities
Depreciation and amortization of fixed assets	1,264	679
Provision for write down of inventory	1,489	1,000
Provision for bad debt	1,738	—
Stock based compensation	2,427	2,255
Amortization of debt issuance costs	695	611
Amortization of intangibles	2,143	2,146
Foreign currency exchange gain	(6,645)	(1,295)
Amortization of debt discount on convertible 3.75% senior notes	6,376	5,606
Loss on impairment	113	—
Loss on disposal of property	—	16
Changes in operating assets and liabilities
Accounts receivable	(4,960)	(3,168)
Inventories	(2,767)	(4,358)
Prepaid expenses and other current receivables	510	3,718
Other assets	21	283
Accounts payable and accrued expenses	4,006	2,356
Deferred income	—	(475)

Net cash (used in) provided by operating activities	(2,660)	2,820

Cash flows from investing activities:
Capital expenditures	(26,002)	(11,956)
Product acquisition costs	—	(3,422)

Net cash used in investing activities	(26,002)	(15,378)

Cash flows from financing activities:
Proceeds from exercise of common stock options	269	35
Principal payments on capital lease obligations	—	(70)
Recovery from stockholder, net	—	(36)

Net cash provided by (used in) financing activities	269	(71)

Effect of exchange rate on cash and cash equivalents	618	70
Net decrease in cash and cash equivalents	(28,393)	(12,629)
Cash and cash equivalents at beginning of period	66,006	87,191

Cash and cash equivalents at end of period	$38,231	$74,632
Supplemental Cash flow information:
Cash payments for interest	$2,695	$2,698
Cash payments for income taxes	102	70

Non cash investing and financing transactions:
Issuance of stock to a consultant	—	189
Acquisition of capital expenditures in accounts payable and accrued expenses	5,029	42
Capitalized interest in capital expenditures	1,058	139
Capitalized stock compensation in capital expenditures	101	39

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

1. Restatement of Financial Statements

The Company has restated its quarterly unaudited consolidated financial statements as of and for the periods ended September 30, 2017. The Company determined that the previously issued unaudited consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2017, should be restated to reflect the proper recording of a i) price concession in the amount of $0.8 million, ii) an additional allowance for doubtful accounts in the amount of $1.7 million, and iii) professional service fees in the amount of $0.1 million. The individual financial statement line items that were restated included a $2.5 million reduction of the Company’s accounts receivables, an increase of $0.1 million to accrued expenses and a corresponding increase of approximately $2.6 million to the operating loss, which is reflected in the restated stockholders’ equity as of September 30, 2017.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s consolidated financial statements previously included in the Quarterly Report:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended September 30, 2017				Nine months ended September 30, 2017
	(As Reported)	Adjustments		(Restated)	(As Reported)	Adjustments		(Restated)
Revenues:
Product sales, net	$13,634	$(804)	(1)	$12,830	$51,782	$(804)	(1)	$50,978
Total revenues	13,655	(804)		12,851	51,954	(804)		51,150

Costs and Expenses:
Selling, general and administrative expenses	4,121	1,850	(2), (3)	5,971	13,126	1,850	(2), (3)	14,976

Total costs and expenses	19,040	1,850		20,890	56,154	1,850		58,004

Operating loss	(5,385)	(2,654)		(8,039)	(4,200)	(2,654)		(6,854)

Loss before income tax expense	(6,304)	(2,654)		(8,958)	(6,286)	(2,654)		(8,940)

Net loss	$(6,328)	$(2,654)		$(8,982)	$(6,416)	$(2,654)		$(9,070)

Basic and diluted loss per share	$(0.12)			$(0.17)	$(0.12)			$(0.17)

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
	September 30, 2017
	(As Reported)	Adjustments		(Restated)
Accounts receivable, net	$27,568	$(2,542)	(1), (2)	$25,026
Total current assets	82,388	(2,542)		79,846

Total assets	$197,008	$(2,542)		$194,466

Accrued expenses	16,260	112	(3)	16,372
Total current liabilities	25,125	112		25,237

Accumulated deficit	(51,319)	(2,654)	(1), (2), (3)	(53,973)
Total stockholders’ equity	53,181	(2,654)		50,527
Total liabilities and stockholders' equity	$197,008	$(2,542)		$194,466

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
	Three months ended September 30, 2017				Nine months ended September 30, 2017
	(As Reported)	Adjustments		(Restated)	(As Reported)	Adjustments		(Restated)
Net loss	$(6,328)	$(2,654)	(1), (2), (3)	$(8,982)	$(6,416)	$(2,654)	(1), (2), (3)	$(9,070)

Comprehensive loss	$(5,950)	$(2,654)	(1), (2), (3)	$(8,604)	$(6,283)	$(2,654)	(1), (2), (3)	$(8,937)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
	Nine months ended September 30,2017
	(As Reported)	Adjustments		(Restated)
Net loss	$(6,416)	$(2,654)	(1), (2), (3)	$(9,070)
Accumulated deficit	(51,319)	(2,654)	(1), (2), (3)	(53,973)
Total Stockholder's Equity	$53,181	$(2,654)	(1), (2), (3)	$50,527

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30, 2017
	(As Reported)	Adjustments		(Restated)
Cash flows from operating activities:
Net income (loss)	$(6,416)	$(2,654)	(1), (2), (3)	$(9,070)

Provision for bad debt	—	1,738	(2)	1,738
Changes in operating assets and liabilities
Accounts receivable	(5,764)	804	(1)	(4,960)
Accounts payable and accrued expenses	3,894	112	(3)	4,006

Net cash provided by operating activities	(2,660)	—		(2,660)

Cash and cash equivalents at end of period	$38,231	—		$38,231

1) A price concession in the amount of $0.8 million
2) An additional allowance for doubtful accounts in the amount of $1.7 million
3) Professional service fees in the amount of $0.1 million

2. Organization and Business

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

3. Liquidity

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

4. Summary of Significant Accounting Policies (Restated)

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

(in thousands except shares and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Basic loss per share computation:
Net loss - basic and diluted	$(8,982)	$(2,703)	$(9,070)	$(6,554)
Weighted average common shares - basic and diluted	53,391,948	53,093,368	53,297,889	53,061,630
Basic and diluted loss per share	$(0.17)	$(0.05)	$(0.17)	$(0.12)

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

Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Product Sales, Net
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Company product sales	$10,947	$13,901	$43,271	$34,185
Contract manufacturing sales	1,883	1,808	7,707	13,971
Product sales, net	$12,830	$15,709	$50,978	$48,156

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

Gross-To-Net Sales Deductions
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Gross Company product sales	$53,460	$64,943	$174,504	$136,329
Reduction to gross Company product sales:
Chargebacks and billbacks	30,954	43,161	105,059	82,565
Sales discounts and other allowances	11,559	7,881	26,174	19,579
Total reduction to gross product sales	42,513	51,042	131,233	102,144

Company product sales, net	$10,947	$13,901	$43,271	$34,185

Net Company product sales of $11 million and $13.9 million for the three months ended September 30, 2017 and 2016, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Net Company product sales of $43.3 million and $34.2 million for the nine months ended September 30, 2017 and 2016, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $28.1 million and $26.0 million at September 30, 2017 and 2016, respectively. Accounts payable and accrued expenses include $6.2 million and $2.9 million at September 30, 2017 and 2016, respectively, for certain fees related to services provided by the wholesalers. Wholesale fees of $1.5 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, were included in cost of goods sold. Wholesale fees of $5.7 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively, were included in cost of goods sold. In addition, in connection with four of the 22 products the Company currently markets and distributes in its own label in the U.S., in accordance with an agreement entered into in December 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales exclude fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.6 million and $0.8 million at September 30, 2017 and 2016, respectively, related to these royalties. Royalty expense of $0.6 million and $0.9 million was included in cost of goods sold for the three months ended September 30, 2017 and 2016, respectively. Royalty expense of $1.4 million and $2.2 million was included in cost of goods sold for the nine months ended September 30, 2017 and 2016, respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of our total revenue. For the three months ended September 30, 2017, three of the Company’s customers accounted for 53% of the Company’s revenue, consisting of 26%, 14%, and 13%, respectively. For the three months ended September 30, 2016, two of the Company’s customers accounted for 31% of the Company’s revenue, consisting of 18% and 13%, respectively. For the nine months ended September 30, 2017, three of the Company's customers accounted for 55% of the Company's revenue, consisting of 26%, 15% and 14%. For the nine months ended September 30, 2016, three of the Company's customers accounted for 40% of the Company's revenue, consisting of 19%, 11% and 10%. Accounts receivable related to the Company’s major customers comprised 87% of all accounts receivable as of September 30, 2017, and 45% of all accounts receivable as of September 30, 2016. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

For the three months ended September 30, 2017, domestic net revenues were $10.1 million and foreign net revenues were $2.8 million. For the nine months ended September 30, 2017, domestic net revenues were $41.8 million and foreign net revenues were $9.3 million. As of September 30, 2017, domestic assets were $124.7 million and foreign assets were $69.8 million. For the three months ended September 30, 2016, domestic net revenues were $13.5 million and foreign net revenues were $2.7 million. For the nine months ended September 30, 2016, domestic net revenues were $41.2 million and foreign net revenues were $7.7 million. As of September 30, 2016, domestic assets were $135.5 million and foreign assets were $51.7 million.

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

5. Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in-first-out method and consist of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(in thousands)
Raw materials	$7,273	$6,834
Work in progress	629	—
Finished goods	8,019	6,284
Reserve	(1,722)	(410)
Total	$14,199	$12,708

6. Property, Plant and Equipment

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

7. Convertible 3.75% Senior Notes

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

(1) Included within "Interest and other expense, net" on the Condensed Consolidated Statements of Operations, offset by interest income and capitalized interest

8. Goodwill and Intangible Assets

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

10. Income Taxes

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

11. Legal and U.S. Regulatory Proceedings

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

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma now alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. Due to the early stage of this matter, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe this case is without merit, and we intend to vigorously defend against these claims.We filed a counter-claim against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products.

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

For the three months ended September 30, 2017, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 26%, 14% and 13%, respectively, and represented 53% of total revenues. Accounts receivable related to these major customers comprised 87% of all accounts receivable as of September 30, 2017. For the three months ended September 30, 2016, we had sales to two customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 18% and 13%, respectively, and represented 31% of total revenues. Accounts receivable related to these major customers comprised 45% of all accounts receivable as of September 30, 2016. For the nine months ended September 30, 2017, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 26%, 15% and 14%, respectively, and represented 55% of total revenues. For the nine months ended September 30, 2016, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 19%, 11% and 10%, respectively, and represented 40% of total revenues.

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

Results of Operations

Three months ended September 30, 2017 compared to September 30, 2016

We had net loss of $9.0 million, or $0.17 per share, for the three months ended September 30, 2017, compared to a net loss of $2.7 million, or $0.05 per share, for the three months ended September 30, 2016, which resulted from the following:

Revenues (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
Components of Revenue:	2017 (Restated)	2016	$ (Restated)	% (Restated)
Product sales, net	$12,830	$15,709	$(2,879)	(18)%
Research and development services and other income	21	442	(421)	(95)%
Total Revenues	$12,851	$16,151	$(3,300)	(20)%

Revenues were $12.9 million for the three months ended September 30, 2017, compared to $16.2 million for the same period in the prior year. This represents a $3.3 million decrease in 2017 from the same period in the prior year. This decrease in product sales of $2.9 million was primarily due to a decrease in revenue from Lidocaine Ointment 5%, which represented 33% of total revenue in the third quarter of 2016, as compared to 16% of total revenue in the third quarter of 2017, partially offset by product launches and the expansion of our own generic pharmaceutical pipeline. Revenue from our contract manufacturing services was consistent quarter over quarter.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2017 (Restated)	2016	$ (Restated)%
Cost of revenues	$10,313	$8,137	$2,176	27%
Selling, general and administrative expenses	5,971	3,694	2,277	62%
Product development and research expenses	4,606	4,017	589	15%
Totals costs and expenditures	$20,890	$15,848	$5,042	32%

Cost of sales increased as a percentage of total revenue to 80.3% for the three months ended September 30, 2017 as compared to 50.4% for same period in 2016. This increase in cost of revenue was primarily due to increased revenue from our generic pharmaceutical product line. The increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix, pricing and related fees, such as wholesaler fees, in addition to customer and product mix for our contract services revenue. For the three months ended September 30, 2017, cost of revenues also included an increase in inventory reserves of $0.6 million of costs related to inventory and raw materials that were expected to expire in less than six months. Consistent with our strategy, we have increased headcount in our production and quality groups to support our growth and expansion into injectable manufacturing. Total employee related costs increased by $0.2 million, headcount increased from 83 at September 30, 2016 to 112 at September 30, 2017. In addition, our rapid growth has contributed to some production inefficiencies, as we are expanding our manufacturing footprint and capacity in topical manufacturing, and adding sterile manufacturing capabilities at the existing facility.

Selling, general and administrative expenses for the three months ended September 30, 2017 increased by $2.3 million as compared to the same period in 2016. At September 30, 2017, the Company had outstanding receivables for one of its contract services customers in the amount of $1.7 million. In October of 2017, the Company entered litigation on an unrelated matter with the same customer, as disclosed in Footnote 11. Selling, general and administrative expenses includes a provision for bad debt of $1.7 million for the three months ended September 30, 2017. In addition in 2017, there was an increase of $0.6 million in legal and professional fees, an $0.1 million related to impairment of intangible asset, offset by a decrease of $0.2 million in salary and related costs including stock based compensation related to stock options and restricted stock.

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

Net Loss (in thousands, except per share numbers):

	Three Months Ended September 30,		Increase/(Decrease)
	2017 (Restated)	2016	$ (Restated)	% (Restated)
Net loss attributable to common stockholders	$(8,982)	$(2,703)	$(6,279)	(232)%
Basic and diluted loss per share	$(0.17)	$(0.05)	$(0.12)	(240)%

Net loss for the three months ended September 30, 2017 was $9.0 million as compared to $2.7 million in the same period last year. The increase in loss is due to decrease in revenues of $3.3 million and increases in costs and expenses in 2017 of $5.0 million, offset by an increase in the foreign currency exchange gain of $1.4 million and a decrease in interest and other expense of $0.7 million, as noted above.

Nine months ended September 30, 2017 compared to September 30, 2016

We had net loss of $9.1 million, or $0.17 per share, for the nine months ended September 30, 2017, compared to a net loss of $6.6 million, or $0.12 per share, for the nine months ended September 30, 2016, which resulted from the following:

Revenues (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
Components of Revenue:	2017 (Restated)	2016	$ (Restated)	% (Restated)
Product sales, net	$50,978	$48,156	$2,822	6%
Research and development services and other income	172	790	(618)	(78)%
Total Revenues	$51,150	$48,946	$2,204	5%

Revenues were $51.2 million for the nine months ended September 30, 2017, compared to $49.0 million for the same period in the prior year. This represents a $2.2 million increase in 2017 from the same period in the prior year. This increase was primarily due to increased revenue from the expansion of our own generic pharmaceutical product line, increased revenue from Lidocaine Hydrochloride topical solution and Zantac injectable and approximately $2.3 million of increased revenue from our specialty generic injectable portfolio in Canada. These increases were offset by a decrease in contract manufacturing revenues of $6.3 million from the same period in the prior year, specifically a decline in sales to one of our customers. Consistent with our strategy, we continue to expect contract manufacturing revenue as a percentage of total revenue to decline over time.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2017 (Restated)	2016	$ (Restated)	% (Restated)
Cost of revenues	$29,641	$23,421	$6,220	27%
Selling, general and administrative expenses	14,976	10,813	4,163	38%
Product development and research expenses	13,387	12,496	891	7%
Totals costs and expenditures	$58,004	$46,730	$11,274	24%

Cost of sales increased for the nine months ended September 30, 2017 as compared to the same period in 2016 due to the increase in total revenue. Cost of sales increased as a percentage of total revenue to 58% for the nine months ended September 30, 2017 as compared to 48% for the same period in 2016. This increase in cost of revenue was primarily due to increased revenue from our generic pharmaceutical product line. Increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix, pricing and related fees, such as wholesaler fees, in addition to customer and product mix for our contract services revenue. For the period ended September 30, 2017, cost of revenues included $0.6 million of costs related to the write off of inventory related to two presentations of our frozen bag products.  We have one remaining frozen bag product that we will distribute and sell through the end of 2017. For the period ended September 30, 2017, cost of revenues also included an increase in inventory reserves of $1.0 million of costs related to inventory and raw materials that were expected to expire in less than six months. Consistent with our strategy, we have increased headcount in our production and quality groups to support our growth and expansion into injectable manufacturing. Total employee related costs increased by $0.3 million, headcount increased from 83 at September 30, 2016 to 112 at September 30, 2017. In addition, our rapid growth has contributed to some production inefficiencies, as we are expanding our manufacturing footprint and capacity in topical manufacturing, and adding sterile manufacturing capabilities at the existing facility. In addition, costs as a percentage of sales increased as revenue from contract services decreased by $6.3 million as compared to the same period in 2016, and the change in product mix resulted in an increase in costs as a percentage of sales.

Selling, general and administrative expenses for the nine months ended September 30, 2017 increased by $4.2 million as compared to the same period in 2016. At September 30, 2017, the Company had outstanding receivables for one of its contract services customers in the amount of $1.7 million. In October of 2017, the Company entered litigation on an unrelated matter with the same customer, as disclosed in Footnote 11. Selling, general and administrative expenses includes a provision for bad debt of $1.7 million for the nine months ended September 30, 2017. In addition in 2017, there were increases of $1.2 million in salaries and related costs, including stock based compensation related to options and restricted stock consistent with our hiring plan, an increase of $1 million in legal and professional fees, and $0.1 million increase related to an impairment of an intangible asset.

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

Net Loss (in thousands, except per share numbers):

	Nine Months Ended September 30,		Increase/(Decrease)
	2017 (Restated)	2016	$ (Restated)	% (Restated)
Net loss attributable to common stockholders	$(9,070)	$(6,554)	$2,516	38%
Basic and diluted loss per share	$(0.17)	$(0.12)	$(0.05)	(42)%

Net loss for the nine months ended September 30, 2017 was $9.1 million as compared to $6.6 million in the same period last year. The increase in net loss is due to the increase in costs and expenses of $11.3 million in 2017, offset by increases in revenues of $2.2 million, an increase in the foreign currency exchange gain of $5.4 million and a decrease in interest and other expense of $1.3 million, noted above.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2017 (Restated)	2016
Net cash provided by (used in)
Operating Activities	$(2,660)	$2,820
Investing Activities	$(26,002)	$(15,378)
Financing Activities	$269	$(71)

Operating Activities

Our operating activities used $2.7 million of cash in the nine months ended September 30, 2017, compared to $2.8 million provided during the same period last year. The cash used in operating activities for the nine months ended September 30, 2017 was a result of our net loss, adjusted for $7.9 million of non-cash expenses offset by a $1.5 million change in operating assets and liabilities. The cash provided by operating activities for the nine months ended September 30, 2016 was a result of the non-cash expenses and changes in operating assets and liabilities, including the receipt of $4.4 million Goods and Services Tax (GST) refund from the Canadian Revenue Agency, originally paid during the Alveda acquisition in the fourth quarter of 2015.

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

Our principal sources of liquidity are cash and cash equivalents of approximately $38.2 million at September 30, 2017 and future cash from operations. Our working capital was $54.6 million at September 30, 2017.

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

Subsequently, on March 12, 2018, after discussions with the Company’s Audit Committee, management concluded that the restatement of the Form 10-Q for the quarter ended September 30, 2017 was necessary.  As a result, we identified additional material weaknesses in our internal control over financial reporting at September 30, 2017. Specifically, management concluded that the material weaknesses related to (i) the ineffective management review, process and controls related to price concessions of a certain product in Canada and (ii)  the proper application of accounting guidance and the Company's policy related to the allowance for doubtful accounts.

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

The company is in the process of developing plan to remediate the newly identified material weaknesses.

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

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma now alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. Due to the early stage of this matter, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe this case is without merit, and we intend to vigorously defend against these claims. We filed a counter-claim against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products.

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

With the exception of 2015 and the three month period ended March 31, 2017, our expenses have exceeded our revenue in each of the last 12 years, and no net income has been available to common stockholders during each of these years. As of September 30, 2017, our stockholders’ equity was $50.5 million and we had an accumulated deficit of $54.0 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

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

Teligent, Inc.

Date: March 15, 2018	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: March 15, 2018	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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