Form 10-Q
period 2018-03-31
Teligent, Inc.
filed 2018-05-15
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the issuer's common stock is 53,512,888 shares as of May 11, 2018.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2018	December 31, 2017* (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,762	$26,692
Accounts receivable, net	13,415	18,143
Inventories	17,786	16,075
Prepaid expenses and other receivables	2,631	3,622
Total current assets	46,594	64,532

Property, plant and equipment, net	76,708	68,355
Intangible assets, net	56,588	56,017
Goodwill	452	471
Other	750	611
Total assets	$181,092	$189,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,937	$10,595
Accrued expenses	11,138	13,502
Total current liabilities	17,075	24,097

Convertible 3.75% senior notes, net of debt discount and debt issuance costs (face of $143,750)	123,571	120,977
Deferred tax liability	153	159
Total liabilities	140,799	145,233

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,496,889 and 53,400,281 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	554	554
Additional paid-in capital	106,958	106,312
Accumulated deficit	(64,896)	(60,094)
Accumulated other comprehensive loss	(2,323)	(2,019)
Total stockholders’ equity	40,293	44,753
Total liabilities and stockholders' equity	$181,092	$189,986

*Derived from the audited December 31, 2017 financial statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended March 31,
	2018	2017

Revenue, net	$14,545	$19,891

Costs and expenses:
Cost of revenues	9,325	8,957
Selling, general and administrative expenses	5,360	4,299
Product development and research expenses	3,391	3,668
Total costs and expenses	18,076	16,924
Operating (loss) income	(3,531)	2,967

Other income (expense):
Foreign currency exchange gain	1,325	1,079
Interest and other expense, net	(2,572)	(3,132)
(Loss) income before income tax expense	(4,778)	914

Income tax expense	24	83

Net (loss) income attributable to common shareholders	$(4,802)	$831

Basic and diluted (loss) income per share	$(0.09)	$0.02

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,458,513	53,195,580

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net (loss) income	$(4,802)	$831

Other comprehensive loss, net of tax;
Foreign currency translation adjustment	(304)	(82)
Other comprehensive loss	(304)	(82)

Comprehensive (loss) income	$(5,106)	$749

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2018
(in thousands, except share information)
(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2017	53,400,281	$554	$106,312	$(2,019)	$(60,094)	$44,753

Stock based compensation expense	—	—	646	—	—	646
Issuance of stock for vested restricted stock units	96,608	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(304)	—	(304)
Net loss	—	—	—	—	(4,802)	(4,802)

Balance, March 31, 2018	53,496,889	$554	$106,958	$(2,323)	$(64,896)	$40,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2018 and 2017
(in thousands)
(Unaudited)

	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net (loss) income	$(4,802)	$831
Reconciliation of net loss to net cash (used in) provided by operating activities
Depreciation and amortization of fixed assets	561	395
Provision for write down of inventory	602	268
Stock based compensation	616	843
Amortization of debt issuance costs	255	224
Amortization of intangibles	791	687
Foreign currency exchange gain	(1,325)	(1,079)
Amortization of debt discount on convertible 3.75% senior notes	2,339	2,057
Loss on impairment	22	—
Changes in operating assets and liabilities
Accounts receivable	4,690	(3,426)
Inventories	(2,376)	(1,810)
Prepaid expenses and other current receivables	1,041	(116)
Other assets	(139)	(30)
Accounts payable and accrued expenses	(11,824)	259

Net cash used in operating activities	(9,549)	(897)

Cash flows from investing activities:
Capital expenditures	(4,094)	(5,769)

Net cash used in investing activities	(4,094)	(5,769)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	6

Net cash provided by financing activities	—	6

Effect of exchange rate on cash and cash equivalents	(287)	132
Net decrease in cash, cash equivalents and restricted cash	(13,643)	(6,660)
Cash, cash equivalents and restricted cash at beginning of period	27,165	66,481

Cash, cash equivalents and restricted cash at end of period	$13,235	$59,953
Supplemental Cash flow information:
Cash payments for income taxes	$15	$43

Non cash investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	3,421	2,298
Capitalized interest in capital expenditures	1,348	485
Capitalized stock compensation in capital expenditures	30	30

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2017 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

1. Nature of the Business and Liquidity

Nature of the Business

Teligent, Inc. and its subsidiaries (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market in alternate dosage forms. Under our own label, we currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market 26 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. In Canada, we sell over 30 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

Liquidity

Our liquidity needs have typically arisen from the funding of our manufacturing facility, research and development programs and the launch of new products. In the past, we have met these cash requirements through cash inflows from operations, working capital management, and proceeds from our "2019 Notes." For the three months ended March 31, 2018, we had a net loss of $4.8 million and cash outflows of $13.6 million. The reduction of cash from year end of $13.6 million was largely due to the Company's continued investment in the Company's new manufacturing facility, along with additional purchases of capital expenditures of $4.1 million and the decrease in accounts payable and accrued expenses of $11.8 million, largely related to the timing of significant payments directly related to the Company's manufacturing expansion project. In order to continue normal business operations and execution of the Company’s growth strategy, the Company will need to exercise its ability to significantly defer or reduce planned discretionary investments in research and development and capital projects or seek other financing alternatives. Other financing alternatives may include raising additional capital through the sale of its equity, a strategic alliance with a third party or securing debt. If additional acquisition and growth opportunities arise, external financing will be required. On May 4, 2018, the Company filed Form S-3 under the Securities Act of 1933. The S-3 registration allows the Company to issue, from time to time and at prices to be determined at or prior to the offering, up to $50 million of any combination of the securities described in the prospectus, either individually or in units should the need to raise cash arise. However, there can be no assurance that a strategic alliance, future equity or debt financing will be available on terms acceptable to the Company, or at all. The Board and Management intend to exercise all options available in order to enable the Company to support its current operations and growth strategy beyond May 2019. Additional information is provided under Note 12.

Out of Period Adjustments

In the first quarter of 2018, the Company recorded net adjustments of $0.2 million related to prior periods. The net impact of the adjustments on any prior annual or interim periods financial statements was not significant. The individual financial statement items that were impacted were comprised of a $0.8 million reduction of the Company’s cost of revenues and an increase in the sales return reserve of $0.6 million.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the historical valuation of the derivative liability, sales returns and allowances, allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related valuation allowances, stock based compensation, the assessment for the impairment of long-lived assets (including intangibles, goodwill and property, plant and equipment), property, plant and equipment and legal accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid instruments purchased with the original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Cash and cash equivalents include cash on hand and bank demand deposits used in the Company’s cash management program.

The Company has restricted cash, consisting of escrow accounts and letter of credits, which is included within other assets on the Condensed Consolidated Balance Sheet. The Company also presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statement of Cash Flows.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total amounts in the Consolidated Statement of Cash Flows as follows (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$12,762	$26,692	$59,478	$66,006
Restricted cash in other assets	473	473	475	475
Cash, cash equivalents and restricted cash in the statement of cash flows	$13,235	$27,165	$59,953	$66,481

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, notes payable, accounts payable and other accrued liabilities at March 31, 2018 approximate their fair value for all periods presented. As of March 31, 2018, the net carrying value of the Notes (discussed in Note 6) was approximately $123.6 million compared to their face value of $143.75 million. However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk. In April 2018, the Company announced it had entered into separate, privately negotiated exchange agreements with certain holders of Teligent’s 3.75% Senior Convertible Notes due 2019 (see Note 12).

Earnings (Loss) Per Share

Basic (loss) earnings per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the Notes, the exercise of options, and the vesting of restricted stock units ("RSU's"). For the three months ended March 31, 2018, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended March 31,
	2018	2017
Basic (loss) earnings per share computation:
Net (loss) earnings - basic and diluted	$(4,802)	$831
Weighted average common shares - basic and diluted	53,458,513	53,195,580
Basic and diluted (loss) earnings per share	$(0.09)	$0.02

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company's revenue is recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns. The Company derives its revenues from three types of transactions: sales of its own pharmaceutical products (Company product sales), sales of manufactured product for its customers (contract manufacturing sales), and research and product development services performed for third parties. Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition policies for each. Taxes collected from customers and remitted to government authorities and that are related to the sales of the Company’s products are excluded from revenues. See more detailed information in Note 3.

Adoption of ASC Topic 606, "Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard, including subsequently issued amendments, replaces most existing revenue recognition guidance in U.S. GAAP. The key focus of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company performed a comprehensive review of its existing revenue arrangements as of January 1, 2018 following the aforementioned five-step model. Based on the Company's analysis, there were no changes identified that impacted the amount or timing of revenues recognized under the new guidance as compared to the previous guidance. Additionally, the Company's analysis indicated that there were no changes to how costs to obtain and fulfill our customer contracts would be recognized under the new guidance as compared to the previous guidance. The impact of the adoption of this standard on the Company's Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, and Condensed Consolidated Statement of Cash Flows was not material. The adoption of the new guidance impacted the way the Company analyzes, documents, and discloses revenue recognition under customer contracts beginning on January 1, 2018 and resulted in additional disclosures in the Company's financial statements.

The new revenue standard also provides additional clarity on the balance sheet classification of the Company's provisions for estimated sales returns and allowances. This resulted in reclassification of certain amounts previously reflected as accrued expenses to reductions in accounts receivable. See more detailed information in Note 3.

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is provided for under the straight-line method over the assets’ estimated useful lives as follows:

Useful Lives
Buildings and Improvements	10 - 40 years
Machinery and Equipment	5 - 15 years
Computer Hardware and Software	3 - 5 years
Furniture Fixtures	5 years

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

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of our total revenue. For the three months ended March 31, 2018, three of the Company’s customers accounted for 59% of the Company’s revenue, consisting of 38%, 11%, and 10%, respectively. For the three months ended March 31, 2017, three of the Company’s customers accounted for 58% of the Company’s revenue, consisting of 13%, 27% and 18%, respectively. Accounts receivable related to the Company’s major customers comprised 52% of all accounts receivable as of March 31, 2018, and 94% of all accounts receivable as of March 31, 2017. This decrease is a result of the adoption of ASC 606, “Revenue from Contracts with Customers.” The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

For the three months ended March 31, 2018, domestic net revenues were $10.2 million and foreign net revenues were $4.3 million. As of March 31, 2018, domestic assets were $115.9 million and foreign assets were $65.2 million. For the three months ended March 31, 2017, domestic net revenues were $16.9 million and foreign net revenues were $3.0 million. As of March 31, 2017, domestic assets were $125.5 million and foreign assets were $64.8 million.

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

Adoption of Other Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)". The update addresses the diversity in the industry with respect to classification and presentation of changes in restricted cash on the statement of cash flows. These amendments require that a statement of cash flows explain the restricted cash change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. It affects those reporting entities that are required to evaluate whether they should consolidate a variable interest entity "VIE". The amendments in this update were effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For the Company, the amendments were effective January 1, 2018. The Company's adoption of this ASU, effective January 1, 2018, did not have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): “Clarifying the Definition of a Business”. The update clarifies the definition of a business, specifically for companies to better evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update were effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company's adoption of this ASU, effective January 1, 2018, did not have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): “Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings”. The update shows amendments to two SEC Announcements made late in 2016 regarding four specific standards as follows: ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-02, Leases (Topic 842), ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), and ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update require changes to the U.S. GAAP Financial Reporting Taxonomy and the changes will be incorporated into the proposed 2018 Taxonomy which are available for public comment and finalized as part of the annual release process. The Company's adoption of this ASU, effective January 1, 2018, did not have a significant impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. This update addresses guidance for partial sales of nonfinancial assets. It affects (i) an entity that enters into a contract to transfer to a customer a nonfinancial asset, group of nonfinancial assets, or ownership interest in a consolidated subsidiary that is not a business or nonprofit entity, (ii) an entity that historically had transactions within the scope of the real estate-specific derecognition guidance, and (iii) an entity that contributes nonfinancial assets that are not a business or a nonprofit activity to a joint venture or other noncontrolled investee. The amendments were effective at the same time as the amendments in ASU 2014-09. Therefore, for the Company, the amendments were effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not currently expect to enter into any such nonfinancial asset or ownership interest in its consolidated subsidiaries agreements but will refer to the guidance in ASU 2017-05 should that occur. The Company's adoption of this ASU, effective January 1, 2018, did not have any significant impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): “Scope of Modification Accounting”. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments affect any entity that changes the terms or conditions of a share-based payment award. The amendments are effective for fiscal years beginning after December 15, 2017. For the Company, the amendments were effective January 1, 2018. The Company has not made any changes to the terms or conditions of share-based payment awards but will refer to the guidance in ASU 2017-09 should that occur. The Company's adoption of this ASU, effective January 1, 2018, did not have a significant impact on its consolidated financial statements.

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

3. Revenues, Recognition and Allowances

Revenue Recognition

As of January 1, 2018, the Company adopted the ASC 606 guidance for revenue recognition for contracts, using the modified retrospective method. The implementation of this guidance had no material impact on the measurement or recognition of revenue from customer contracts of prior periods.

Upon adoption of this new guidance, the Company recognizes revenue using the following five steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price, including the identification and estimation of variable consideration;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when we satisfy a performance obligation.

The Company derives its revenues from three types of transactions: sales of its own pharmaceutical products (Company product sales), sales of manufactured product for its customers (contract manufacturing sales), and research and product development services performed for third parties.

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience as well as applicable information currently available.

The table below summarizes the affect of the adoption of ASC 606 on the Company's Condensed Consolidated Balance Sheet as of March 31, 2018:

	As Reported	Balance Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
ASSETS
Current assets:
Accounts receivable, net	$13,415	$16,684	$(3,269)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$11,138	$14,407	$(3,269)

The table below summarizes the affect of the adoption of ASC 606 on the Company's Condensed Consolidated Statement of Operations as of March 31, 2018:

	As Reported	Balance Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)

Revenue, net	$14,545	$15,180	$(635)

Cost of revenue	$9,325	$9,960	$(635)

Company Product Sales

Revenue from Company product sales is recognized upon transfer of control of a product to a customer at a point in time, generally as the Company's products are sold on an FOB destination basis and because inventory risk and risk of ownership passes to the customer upon delivery.

Company product sales are recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns (collectively, sales returns and allowances or “SRA”).

Contract Manufacturing Sales

The Company recognizes revenue for contract manufacturing sales upon transfer of control of a product to a customer, which is generally upon shipment of products. However, with the new adoption of revenue recognition for contracts, the Company recognizes the revenue over time, rather than upon shipment. These shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form.

Contract manufacturing sales are recognized net of accruals for cash discounts and returns which are established at the time of sale, and are included in Product sales, net in the Company's Condensed Consolidated Statement of Operations.

Research and Development Services and Other Income

The Company establishes agreed upon product development agreements with its customers to perform product development services. Revenues are recognized in accordance with the agreement upon the completion of the phases of development and when the Company has no future performance obligations relating to that phase of development. Other types of revenue include royalty or licensing revenue, and would be recognized over time, or at a point in time, based upon the contractual term upon completion of the earnings process. Judgments are required to evaluate contingencies such as potential variances in schedule and the costs, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards.

Revenues by Transaction Type

The Company operates in one reportable segment and, therefore, the results of the Company's operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting for the chief decision makers. Net Sales (in thousands) for the three months ended March 31, 2018 and 2017 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	Three months ended March 31,
	2018	2017
Company product sales	$13,236	$16,436
Contract manufacturing sales	1,298	3,417
Research and development services and other income	11	38
Revenue, net	$14,545	$19,891

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations is presented below according to contract type (in thousands):

	Three months ended March 31,
Company Product Sales	2018	2017
Topical	$7,908	$8,948
Injectables	5,328	7,488
Total	$13,236	$16,436

In the three months ended March 31, 2018, Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

Sales Returns and Allowances

As is customary in the pharmaceutical industry, the Company’s product sales are subject to a variety of deductions including chargebacks, rebates, cash discounts, other allowances, and returns. Product sales are recorded net of accruals for SRA, which are established at the time of sale. The Company analyzes the adequacy of its accruals for SRA quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that an adjustment is appropriate. Accruals are also adjusted to reflect actual results. These provisions are estimates based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The Company uses a variety of methods to assess the adequacy of its SRA reserves to ensure that its financial statements are fairly stated. These include periodic reviews of customer inventory data, customer contract programs, subsequent actual payment experience, and product pricing trends to analyze and validate the SRA reserves.

Net Company product revenue of $13.2 million and $16.4 million for the three months ended March 31, 2018 and 2017, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $24.7 million and $27.9 million at March 31, 2018 and 2017, respectively. Accounts payable and accrued expenses include $0.1 million and $4.0 million at March 31, 2018 and 2017, respectively, for certain fees related to services provided by the wholesalers. For the three months ended March 31, 2018, the Company recorded income of $0.5 million directly related to a decrease in the Medicaid reserve.

The accrual for chargebacks is one of the Company's most significant estimates for the recognition of its product sales. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from its largest wholesale customers. This customer inventory information is used to establish the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent a majority of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

The rebate accrual is used for various discounts and rebates provided to customers. This account has been used for various one-time discounts given to customers. The Company reviews the percentage of products sold through these programs by reviewing chargeback data and uses the appropriate percentages to calculate the rebate accrual. Rebates are invoiced monthly or quarterly and reviewed against the accruals. Other items that could be included in accrued rebates would be price protection fees, shelf stock adjustments (SSAs), or other various amounts that would serve as one time discounts on specific products.

The Company's adjustments for the deductions to gross product sales are as follows (in thousands):

	Three months ended March 31,
	2018	2017
Gross product sales	$36,548	$54,300

Reduction to gross product sales:
Chargebacks and billbacks	16,915	30,015
Wholesaler fees for service	635	—
Sales discounts and other allowances	5,762	7,849
Total reduction to gross product sales	$23,312	$37,864

Company product sales, net	$13,236	$16,436

Financing and Payment

The Company's payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. The Company generally does not have incremental costs to obtain contracts that would otherwise not have been incurred. The Company does not adjust revenue for the promised amount of consideration for the effects of a significant financing component because the Company's customers generally pay the Company within 100 days.

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Costs related to shipping and handling is comprised of outbound freight and associated labor. The Company accounts for shipping and handling activities related to contracts with customers as fulfillment costs which are included in cost of sales in the Condensed Consolidated Statements of Operations.

In connection with four of the 30 products the Company currently manufactures, markets and distributes in its own label in the U.S., in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales exclude fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.9 million and $0.5 million at March 31, 2018 and 2017, respectively, related to these royalties. Royalty expense of $0.8 million and $0.5 million was included in cost of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, respectively.

4. Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in-first-out method and consist of the following (in thousands):

	March 31, 2018	December 31, 2017
		(Audited)
Raw materials	$8,962	$8,231
Work in progress	876	616
Finished goods	9,944	8,532
Reserve for obsolescence	(1,996)	(1,304)
Total	$17,786	$16,075

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2018	December 31, 2017
		(Audited)
Land	$257	$257
Building and improvements	17,470	8,613
Machinery and equipment	9,524	9,142
Computer hardware and software	3,936	3,244
Furniture and fixtures	543	449
Construction in progress	53,676	55,017
	85,406	76,722
Less accumulated depreciation and amortization	(8,698)	(8,367)
Property, plant and equipment, net	$76,708	$68,355

The Company recorded depreciation expense of $0.6 million and $0.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively. During the three months ended March 31, 2018 and March 31, 2017, there was $1.3 million of interest and $0.5 million of interest, respectively, capitalized into construction in progress. This increase in capitalized interest is related to outstanding costs for the Company's facility expansion project in Buena. During the three months ended March 31, 2018 and March 31, 2017, there was $0.4 million of payroll costs and $0.1 million of payroll costs, respectively, capitalized into construction in progress.

6. Convertible 3.75% Senior Notes

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “ 2019 Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount of Notes. The 2019 Notes bear interest at a fixed rate of 3.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015, and mature on December 15, 2019, unless earlier repurchased, redeemed or converted. The 2019 Notes are convertible into shares of the Company’s common stock, cash or a combination thereof. On May 20, 2015, the Company received shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon conversion of the Notes.

The remaining unamortized discount and unamortized debt financing costs will be amortized over the remaining term of the debt of 1.75 years. At March 31, 2018 and December 31, 2017, the net carrying amount of the 2019 Notes and the remaining unamortized debt discount were as follows (in thousands):

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Face amount of the 2019 Notes	$143,750	$143,750
Unamortized discount	18,178	20,517
Debt issuance costs	$2,001	$2,256
Carrying amount of the 2019 Notes	$123,571	$120,977

For the three months ended March 31, 2018 and 2017, the Company recorded the following expenses in relation to the 2019 Notes (in thousands):

	Three months ended March 31,
	2018	2017
Interest Expense at 3.75% coupon rate	$1,348	$1,348
Debt discount amortization	2,339	2,057
Amortization of deferred financing costs	255	224
Total interest expense (1)	$3,942	$3,629

(1) Included within "Interest and other expense, net" on the Condensed Consolidated Statements of Operations, offset by interest income and capitalized interest

On April 27, 2018, the Company announced it had entered into separate, privately negotiated exchange agreements with certain holders of Teligent’s 3.75% Senior Convertible Notes due 2019. See note 12 for more detailed information on this subsequent event.

7. Goodwill and Intangible Assets

Goodwill

The Company acquired the assets of Canadian pharmaceutical company Alveda Pharmaceuticals, Inc., in November 2015. As a result of the acquisition, we recorded goodwill of $0.4 million. We assess the recoverability of the carrying value of goodwill in the fourth quarter of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from December 31, 2017, through March 31, 2018. No impairment losses were recognized during the three months ended March 31, 2018.

Changes in goodwill during the three months ended March 31, 2018 were as follows (in thousands):

Goodwill
Goodwill balance at December 31, 2017	$471
Foreign currency translation	(19)
Goodwill balance at March 31, 2018	$452

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2018 and December 31, 2017 (in thousands).

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$41,160	$(6,209)	$34,951	11.6
In process research and development ("IPR&D")	18,799	—	18,799	N/A - Indefinite lived
Customer relationships	3,702	(864)	2,838	7.6
Total	$63,661	$(7,073)	$56,588

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	40,380	(5,684)	34,696	12.8
In-process research and development ("IPR&D")	18,311	—	18,311	N/A - Indefinite lived
Customer relationships	3,783	(773)	3,010	7.9
Total	62,474	(6,457)	56,017

Changes in intangibles during the three months ended March 31, 2018 were as follows (in thousands):

	Trademarks and Technology	IPR&D	Customer Relationships
Balance at January 1, 2018	$34,696	$18,311	$3,010
Amortization	(696)	—	(95)
Loss on impairment	(7)	(15)	—
Foreign currency translation	958	503	(77)
Balance at March 31, 2018	$34,951	$18,799	$2,838

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of March 31, 2018 over the remainder of 2018 and each of the next five years is estimated to be as follows (in thousands):

Amortization Expense *
2018 (for the remainder of the year)	$2,371
2019	3,162
2020	3,162
2021	3,162
2022	3,162
2023	3,162
Thereafter	$19,646

*IPR&D amounts are assessed for impairment at least annually and will be amortized once products are approved, including the product's respective manufacturing process approvals, and are not included in the table.

The useful lives of the Company’s intangibles is as follows:

Intangibles Category	Amortizable Life
Trademarks and Technology	15
Customer Relationships	10

8. Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. As of December 31, 2017, an aggregate of 1,975,000 shares had been approved and authorized for issuance pursuant to the Director Plan with no change as of March 31, 2018. A total of 2,634,798 options had been granted to non-employee directors through December 31, 2017, with no change as of March 31, 2018. A total of 807,782 of those had been forfeited through December 31, 2017 and returned to the option pool for future issuance, with no change as of March 31, 2018. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years. As of December 31, 2017 and March 31, 2018 there were 500,000 shares of common stock options outstanding. As of

December 31, 2017, the 147,984 options available were transferred to a plan that has superseded the Director Plan, as discussed further in this section, with no additional options transferred as of March 31, 2018.

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

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units (“RSUs”) and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company's current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of March 31, 2018, there were 27,686 RSUs outstanding, 1,493,960 shares of stock outstanding, and 3,003,798 shares of common stock outstanding. As of December 31, 2017, there were 99,626 RSUs outstanding, 1,422,020 shares of stock outstanding and 3,038,634 shares of common stock outstanding. As of December 31, 2017, the 249,052 options available were transferred to a plan that has superseded the 2009 Plan, as discussed further in this section. As of March 31, 2018, an additional 182,820 options available were transferred to the superseded plan.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of awards of up to 2,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are canceled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of March 31, 2018, there were 187,284 RSUs outstanding, 44,666 shares of common stock outstanding and options to purchase 1,291,807 shares of common stock outstanding under the 2016 Plan. As compared to 2017, as of December 31, 2017, there were 89,003 RSUs outstanding, 20,000 shares of common stock outstanding and options to purchase 761,176 shares of common stock outstanding under the 2016 Plan. As of March 31, 2018 and December 31, 2017, there were a total of 908,113 shares of common stock and 1,526,857 shares of common stock available under the 2016 Plan, respectively.

As of March 31, 2018 and December 31, 2017, there were options to purchase 4,795,605 and 4,299,810 shares of common stock outstanding, respectively, collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of March 31, 2018, and therefore no additional stock compensation expense was recognized related to the amendments.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

	Three months ended March 31,
Assumptions	2018	2017
Expected dividends	—%	—%
Risk-free rate	2.32%	1.55%
Expected volatility	60.5% - 60.9%	66.9% - 69.7%
Expected term (in years)	3.2 - 3.3 years	3.2 - 3.3 years

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

A summary of option activity under the Director Plan, the 2009 Plan and the 2016 Plan as of March 31, 2018 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2018	4,299,810	$4.76
Issued	580,535	3.33
Exercised	—	—
Forfeited	(84,740)	7.43
Expired	—	—
Outstanding as of March 31, 2018	4,795,605	$4.84

Exercisable as of March 31, 2018	3,553,271	$4.63

The following tables summarize information regarding options outstanding and exercisable at March 31, 2018:

Outstanding:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.79 - $1.50	1,746,000	$1.06	3.86
$1.51 - $5.50	797,169	3.19	8.62
$5.51 - $10.67	2,252,436	8.35	7.71
Total	4,795,605	$4.84	6.46

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.79 - $1.50	1,746,000	$1.06
$1.51 - $5.50	205,666	2.77
$5.51 - $10.67	1,601,605	8.76
Total	3,553,271	$4.63

As of March 31, 2018, the intrinsic value of the options outstanding was $4.3 million and the intrinsic value of the options exercisable was $4.2 million. As of March 31, 2018, there was $2.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through February 2021.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $183,181 and $223,000 of compensation expense during the three months ended March 31, 2018 and 2017, respectively, related to restricted stock and RSU awards. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At March 31, 2018, the Company had approximately $0.9 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through April 2021. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the three months ended March 31, 2018.

	Number of RSUs	Weighted Average Exercise Price
Non-vested balance at January 1, 2018	188,629	$8.27
Changes during the period:
Shares granted	122,949	3.46
Shares vested	(96,608)	8.16
Shares forfeited	—	—
Non-vested balance at March 31, 2018	214,970	$5.08

9. Income Taxes

The Company conducts operations in the United States and certain foreign countries. It is the intent of the Company to permanently reinvest any earnings and profits generated by its foreign affiliates. One of its foreign affiliates is subject to tax in Estonia. Estonia has a dual tax regime: 0% tax rate for earnings and profits as they are generated and 14% to 20% tax rates for earnings and profits that are distributed to shareholders. The Company has taken the position that the 14% to 20% tax rates apply only when dividends have been declared and recognized as a liability. Accordingly, the Company has provided no taxes on the current earnings generated by its Estonian affiliate.

Income tax expense for the three months ended March 31, 2018 and March 31, 2017, is recognized based on the Company’s estimated annual effective tax rate, which is based on the tax rate expected for the full calendar year applied to the pre-tax income of the interim period adjusted for discrete items. The Company excludes from the calculation of the annual effective tax rate those jurisdictions that are projected to operate at a loss and in which a tax benefit will not be recognized or which operate in a zero tax rate jurisdiction.

The Company has assessed the impacts of the changes resulting from the United States Tax Cuts and Jobs Act (U.S. TCJA) and has recognized an income tax benefit and a corresponding receivable of $0.1 million related to the recoverability of Alternative Minimum Tax Credits. Deferred tax assets, liabilities and valuation allowances have been remeasured at the new rate of 21%. Except for the recognition of the Alternative Minimum Tax Credit, there was no income impact from the remeasurement since all U.S. net deferred tax assets are fully reserved by the Company. At present, we do not estimate any material impacts from the repatriation tax. While we have completed our provisional analysis of the income tax effects of the U.S.TCJA, the related tax effects may need to be adjusted, possibly materially, due to further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decision we may take as a result of the new legislation. We will complete our analysis over the one-year measurement period from the enactment of the law as provided for by SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period(s) when such adjustments are determined.

The Company evaluates the recoverability of its net deferred tax assets based on its history of operating results, its expectations for the future and expiration dates. Based on the preponderance of the evidence, the Company has concluded that it is more likely than not it will be unable to realize the net deferred tax assets in the immediate future and has established a valuation allowance for all U.S. and foreign net deferred tax assets.

At December 31, 2017, the Company’s U.S. federal net operating loss carryforwards totaled $41.7 million. The Company’s ability to use net operating loss carry forwards is subject to limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that operating losses subsequent to the change date in 2010 (aggregating $23.1 million) are not subject to Section 382 limitations. The Company has estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. The Company’s loss carryforwards may be further limited in the future if additional ownership changes occur.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes”. ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2013 to 2017. The Company has not recorded any liability for uncertain tax positions.

10. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

As of March 31, 2018 and December 31, 2017, the largest components of accrued expenses were (in thousands):

	March 31, 2018	December 31, 2017
Capital expenditures	$3,054	$1,947
Interest expense	1,587	240
Payroll	1,575	1,580
Professional fees	1,013	546
Clinical studies	905	596
Royalties	893	856
Medicaid and Medicare *	868	—
Rebates *	314	—
Wholesaler fees *	104	7,044
Income Tax	38	58
Other	787	635
	$11,138	$13,502

* The majority of the wholesale fees ($4.4 million) have been reclassified to Accounts Receivable and Medicaid $0.7 million, Medicare Fees $0.1 million and Rebates $0.3 million have been reclassified to Accrued Expenses upon adoption of ASC Topic 606, "Revenue from Contracts and Customers" in 2018.

11. Legal and U.S. Regulatory Proceedings

The Company is involved from time to time in claims which arise in the ordinary course of business. In management's opinion, the Company has made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on its business, financial condition and operating results.

To date, twelve putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo New York Inc. One “opt-out” action has additionally been filed against the Company along with thirty-four generic manufacturer co-defendants regarding the pricing of econazole nitrate cream along with twenty-nine additional drug products not manufactured or sold by the Company. All actions have been consolidated by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter, and the class actions have been consolidated into three actions: the direct purchaser, end payer and indirect reseller actions.

The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased, paid and/or reimbursed patients for the purchase of generic econazole from July 1, 2014 until the time the defendants’ allegedly unlawful conduct ceased or will cease.

The opt-out plaintiffs allege a conspiracy by thirty-five generic manufacturers to fix prices for thirty drug products, including econazole nitrate cream, in violation of federal antitrust laws. The opt-out plaintiffs seek treble damages for alleged price overcharges for the thirty drug products identified in the complaint during the alleged period of conspiracy, and also seek injunctive relief against the defendants.

All of these cases are in their initial stages and motions to dismiss have been filed with respect to each of the three consolidated class actions. Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide.  The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. Due to the early stage of this matter, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes this case is without merit, and the Company intends to vigorously defend against these claims. The Company filed a counter-claim against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products.

12. Subsequent Events

On April 27, 2018, the Company announced it had entered into separate, privately negotiated exchange agreements with certain holders of Teligent’s 3.75% Senior Convertible Notes due 2019 (the “2019 Notes”). See Note 6 for more detailed information on the 2019 Notes. Pursuant to the exchange agreements, the holders of the 2019 Notes agreed to exchange an aggregate principal amount of approximately $75.1 million of the 2019 Notes held (the “Exchange Transactions”) in exchange for an estimated $75.1 million in aggregate principal amount of Teligent’s 4.75% Senior Convertible Notes due May 1, 2023 (the “2023 Notes”). The 2023 Notes will be convertible at an initial conversion rate of 224.72 shares per $1,000 principal amount of the 2023 Notes, subject to adjustment upon the occurrence of certain events.

The Exchange Transactions completed on May 1, 2018. Following completion, the aggregate principal amount of the 2019 Notes outstanding is approximately $68 million. In connection with the Exchange Transaction, the Company incurred a 2% transaction fee.

The 2023 Notes and any common stock issuable upon conversion of the 2023 Notes have not been registered under the Securities Act, applicable state securities laws or the securities laws of any other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. Teligent does not intend to file a registration statement for the resale of the 2023 Notes or any common stock issuable upon conversion of the 2023 Notes.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The forward-looking statements set forth herein speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.

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

Our pipeline includes 29 Abbreviated New Drug Applications ("ANDAs") for additional pharmaceutical products filed with the FDA. Our pipeline also includes one Prior Approval Supplement for our first opthalmic product filed in the second quarter 2017. We have four abbreviated new drug submissions ("ANDSs") on file with Health Canada. In addition, we have 39 product candidates at various stages of our development pipeline. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA, the filing of applications to Health Canada, and the subsequent launch of products as these applications are approved. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market 26 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. In Canada, we sell over 30 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

The manufacturing and commercialization of generic specialty pharmaceutical markets is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently manufacture and sell topical generic pharmaceutical products under our own label.

The three large wholesale drug distributors are AmerisourceBergen Corporation ("ABC"); Cardinal Health, Inc. ("Cardinal"); and McKesson Drug Company, ("McKesson"). ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. There are generally three major negotiating entities in the US market. Walgreens Boot Alliance Development consists of Walgreens, AmerisourceBergen's PRxO Generics program, and Econdisc members. Red Oak Sourcing consists of CVS and Cardinal’s source program. Finally, ClarusOne consists of Walmart, RiteAid and McKesson’s OneStop program. A loss of any of these major entities could result in a significant reduction in revenue.

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

For the three months ended March 31, 2018, we had sales to three customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 38%, 11% and 10%, respectively, and represented 59% of total revenues. Accounts receivable related to these major customers comprised 52% of all accounts receivable as of March 31, 2018. For the three months ended March 31, 2017, we had sales to three customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 27%, 18% and 13%, respectively, and represented 58% of total revenues. Accounts receivable related to these major customers comprised 94% of all accounts receivable as of March 31, 2017.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended March 31, 2018, approximately 84% of our contract manufacturing revenue was derived from pharmaceutical customers, as compared to 85% of total contract manufacturing revenue for the three months ended March 31, 2017. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the three months ended March 31, 2018 and March 31, 2017.

Product and Pipeline Approvals

The following is a summary of significant approvals received in 2018:

On February 14, 2018, we announced approval of an ANDA for Betamethasone Dipropionate Lotion USP (Augmented), 0.05%. This was our first approval for 2018 and our twentieth approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in May of 2018.

On March 21, 2018, we announced approval of an ANDA for Halobetasol Propionate Ointment, 0.05%. This was our second approval for 2018 and our twenty-first approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in May of 2018.

On April 6, 2018, we announced approval of an ANDA for Ciclopirox Shampoo, 1%. This was our third approval for 2018 and our twenty-second approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the second quarter of 2018.

On April 17, 2018, we announced approval of an ANDA for Clobetasol Propionate Cream USP, 0.05%. This was our fourth approval for 2018 and our twenty-third approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the second quarter of 2018.

Impact of Out of Period Adjustments

In the first quarter of 2018, we recorded net adjustments of $0.2 million related to prior periods. The net impact of the adjustments on any prior annual or interim periods financial statements was not significant. The individual financial statement items that were impacted were comprised of a $0.8 million reduction of our cost of revenues and an increase in the sales return reserve of $0.6 million.

Results of Operations

Three months ended March 31, 2018 compared to March 31, 2017

We had a net loss of $4.8 million, or $0.09 per share, for the three months ended March 31, 2018, compared to net income of $0.8 million, or $0.02 per share. Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
Components of Revenue:	2018	2017	$	%
Product sales, net	$14,534	$19,853	$(5,319)	(27)%
Research and development services and other income	11	38	(27)	(71)%
Total Revenues	$14,545	$19,891	$(5,346)	(27)%

Revenues were $14.5 million for the three months ended March 31, 2018, compared to $19.9 million for the same period in the prior year. This represents a $5.3 million decrease in 2018 from the same period in the prior year. This decrease in product sales of $5.3 million is attributed to a decrease in revenue from Zantac Injectable which represented 18% of total revenue in the first quarter of 2017, as compared to 7% of total revenue in the first quarter of 2018, Lidocaine Ointment which represented 17% of total revenue in the first quarter of 2017, as compared to 5% of total revenue in the first quarter of 2018 and contract manufacturing services revenue decreased quarter over quarter, from 17% of total revenue down to 9%. This was partially offset by the product launch of Hydrocortisone Butyrate Lotion.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	$	%
Cost of revenues	$9,325	$8,957	$368	4%
Selling, general and administrative expenses	5,360	4,299	1,061	25%
Product development and research expenses	3,391	3,668	(277)	(8)%
Totals costs and expenditures	$18,076	$16,924	$1,152	7%

Cost of revenues increased as a percentage of total revenue to 64.1% for the three months ended March 31, 2018 as compared to 45.0% for the same period in 2017. This increase in cost of revenues was primarily due to increased revenue from our generic pharmaceutical product line. The increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix, pricing and related fees, such as wholesaler fees, in addition to customer and product mix for our contract services revenue. For the three months ended March 31, 2018, cost of revenues also included an increase in inventory reserves of $0.5 million of costs related to inventory and raw materials that were expected to expire in less than six months. Some production inefficiencies can be attributed to the expanding of our manufacturing footprint and capacity in topical manufacturing, and adding sterile manufacturing capabilities at the existing facility.

Selling, general and administrative expenses for the three months ended March 31, 2018 increased by $1.1 million as compared to the same period in 2017. In 2018 there were increases of $0.4 million in salaries and related costs, primarily driven by a one time payment of $0.2 million (see Exhibit 33.1) and a $0.7 million increase in legal and professional fees.

Product development and research expenses for the three months ended March 31, 2018 decreased by approximately $0.3 million as compared to the same period in 2017. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased headcount, which resulted in an increase of $0.1 million in salaries and related costs including stock based compensation related to stock options, offset by decreases in clinical studies of $0.3 million and $0.1 million in GDUFA and associated fees.

Other Expense (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	$	%
Interest and other expense, net	$(2,572)	$(3,132)	$(560)	(18)%
Foreign currency exchange gain	$1,325	$1,079	$246	23%

Interest expense decreased by $0.6 million for the three months ended March 31, 2018 as compared to the same period in 2017. The decrease is related to the interest expense, amortization of debt discount and amortization of debt issuance costs of the Notes (see Note 5). This was partially offset by capitalized interest of $1.3 million for the three months ended March 31, 2018 compared to capitalized interest of $0.5 million for the three months ended March 31, 2017, related to our facility expansion. A foreign exchange gain of $1.3 million was recorded in the three months ended March 31, 2018, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

Net (Loss) Income (in thousands, except per share numbers):

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	$	%
Net (loss) income attributable to common stockholders	$(4,802)	$831	$(5,633)	678%
Basic and diluted (loss) income per share	$(0.09)	$0.02	$(0.11)	550%

Net loss for the three months ended March 31, 2018 was $4.8 million as compared to net income of $0.8 million in the same period last year. The increase in loss is due to a decrease in revenue of $5.3 million and increases in costs and expenses in 2018 of $1.2 million, offset by an increase in the foreign currency exchange gain of $0.3 million and a decrease in interest and other expense of $0.6 million, as noted above.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in)
Operating Activities	$(9,549)	$(897)
Investing Activities	$(4,094)	$(5,769)
Financing Activities	$—	$6

Operating Activities

Our operating activities used $9.5 million of cash in the three months ended March 31, 2018, compared to $0.9 million used during the same period last year. The cash used in operating activities for the three months ended March 31, 2018 was a result of our net loss, adjusted for $3.9 million of non-cash expenses offset by a $8.6 million change in operating assets and liabilities. The change is related to a significant decrease in accounts payable and accrued expenses resulting from payments related to our manufacturing expansion project. The cash used in operating activities for the three months ended March 31, 2017 was a result of our net income, adjusted for $3.4 million of non-cash expenses offset by a $5.1 million change in operating assets and liabilities.

Investing Activities

Our investing activities used $4.1 million during the three months ended March 31, 2018, compared to $5.8 million of cash used in investing activities during the same period last year. The funds used for both periods were for capital expenditures, mainly related to the ongoing facility expansion located in Buena, New Jersey. The decrease during the three months ended March 31, 2018 is due to the timing of payments directly related to our manufacturing expansion project.

Financing Activities

Our financing activities neither provided nor used cash during the three months ended March 31, 2018, compared to $6,000 of cash provided during the three months ended March 31, 2017. The $6,000 of cash provided in the three months ended March 31, 2017 consisted of proceeds from the exercise of options to purchase common stock.

Our principal sources of liquidity are cash and cash equivalents of approximately $12.8 million at March 31, 2018 and future cash from operations. Our working capital was $29.5 million at March 31, 2018.

In order to continue normal business operations and execution of the Company’s growth strategy, the Company will need to exercise its ability to significantly defer or reduce planned discretionary investments in research and development and capital projects or seek other financing alternatives. Other financing alternatives may include raising additional capital through the sale of its equity, a strategic alliance with a third party or securing debt. If additional acquisition and growth opportunities arise, external financing will be required. On May 4, 2018, the Company filed Form S-3 under the Securities Act of 1933. The S-3 registration allows the Company to issue, from time to time and at prices to be determined at or prior to the offering, up to $50 million of any combination of the securities described in the prospectus, either individually or in units should the need to raise cash arise. However, there can be no assurance that a strategic alliance or debt financing will be available on terms acceptable to the Company, or at all. The Board and Management intend to exhaust all options available in order to enable the Company to support its current growth strategy and operations beyond May 2019.

Off Balance Sheet Arrangements

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete list of all Critical Accounting Policies and Estimates. See also Item 1 for our Condensed Consolidated Financial Statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, our principal debt obligation was related to our Notes. Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the Notes and is paid semi-annually every June 15 and December 15 until the Notes mature on December 15, 2019.  Since the interest rate is fixed, we have no market risk related to the Notes.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of March 31, 2018, the fair value of our Notes was approximately $123.6 million compared to their face value of $143.75 million as of March 31, 2018.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

At March 31, 2018, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company has not maintained effective controls due to material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2017 Form 10-K for the year ended December 31, 2017. These material weaknesses remain unremediated as of March 31, 2018. Furthermore, management also concluded that the Company has not maintained effective controls over the transition and implementation of the new accounting standard related to revenue recognition in the first quarter of 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes to our internal control over financial reporting to address the material weakness described above.

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

•
Hired a new senior leader in one of its foreign affiliates who, among other responsibilities, will ensure customer contract terms are reviewed with key members of the Finance Department on a timely basis to ensure customer price concessions are reflected appropriately in the financial records.

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

To date, twelve putative class action antitrust lawsuits have been filed against us along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo New York Inc. One “opt-out” action has additionally been filed against us along with thirty five generic manufacturer co-defendants regarding the pricing of econazole nitrate cream and twenty nine additional drug products not manufactured or sold by us. All actions have been transferred by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter, and the class actions have been consolidated into direct purchaser, end payer and indirect reseller actions.

The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased, paid, and/or reimbursed patients for the purchase of generic econazole from July 1, 2014 until the time the defendants’ allegedly unlawful conduct ceased or will cease.

The opt-out plaintiffs allege a conspiracy by thirty six generic manufacturers to fix prices for thirty drug products inluding econazole nitrate cream, in violation of federal antitrust laws. The opt-out plaintiffs seek treble damages for alleged price overcharges for the thirty drug products identified in the complaint during the alleged period of conspiracy, and also seek injunctive relief against the defendants.

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

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against us regarding our development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. We developed the two products and Stayma purchased commercial quantities of each; however, Stayma now alleges that we breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. Due to the early stage of this matter, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe this case is without merit, and we intend to vigorously defend against these claims. We filed a counter-claim against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products.

ITEM 1A.    Risk Factors

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 have not materially changed.

Risks Related to Our Business

We have a history of losses and cannot assure you that we will become profitable, and as a result, we may have to cease operations and liquidate our business.

With the exception of 2015 and the three month period ended March 31, 2017, our expenses have exceeded our revenue in each of the last 12 years, and no net income has been available to common stockholders during each of these years. As of March 31, 2018, our stockholders’ equity was $40.3 million and we had an accumulated deficit of $64.9 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Three of our customers accounted for 59% of our revenue for the three months ended March 31, 2018, and three of our customers accounted for 58% of our revenue for the three months ended March 31, 2017. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, one of our products accounted for 13% of our revenue for the three months ended March 31, 2018. As this product was launched in the first quarter of 2018, there was no revenue related to that product for the three months ended March 31, 2017. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

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

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. One of our facilities has undergone remediation of environmental contamination, and one of our facilities is currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $0.9 million as of March 31, 2018, and remaining costs accrued at March 31, 2018 totaled $0.1 million. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of March 31, 2018, the value of our goodwill and intangible assets net of accumulated amortization was $57.0 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

As of March 31, 2018, we had federal net operating loss carry forwards, or NOLs, of approximately $41.7 million which expire from 2020 through 2035. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Our ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of our stock that is held by 5% or greater stockholders. We examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. We believe that operating losses subsequent to the change date in 2010 (aggregating $23.1 million) are not subject to Section 382 limitations. We have estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at March 31, 2018. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of March 31, 2018, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. As described in Item 4, "Controls and Procedures" we restated our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. Moreover, other material weaknesses may be identified.

We are in the process of remedying all of the identified material weaknesses, and this work will continue during fiscal 2018 and beyond. For a detailed description of our remedial efforts, see Item 4, "Controls and Procedures." There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our Consolidated Financial Statements. Certain of our remedial actions, such as hiring additional qualified personnel to implement our reconciliation and review procedures, will be ongoing and will result in our incurring additional costs even after our material weaknesses are remedied.

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

On December 16, 2014, the Company issued $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “2019 Notes”). After giving effect to the issuance of the 2019 Notes, we will have a substantial amount of indebtedness. As of March 31, 2018, our total consolidated indebtedness was $143.7 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

For the three months ended March 31, 2018, the average daily trading volume of our common stock on the NASDAQ Global Select Market was approximately 666,946 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.1*	Separation Agreement

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: May 15, 2018	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: May 15, 2018	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.1*	Separation Agreement

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.