Form 10-Q
period 2018-08-09
Teligent, Inc.
filed 2018-08-09
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer's common stock is 53,537,888 shares as of August 6, 2018.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2018 (Unaudited)	December 31, 2017* (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,675	$26,692
Accounts receivable, net	16,232	18,143
Inventories, net	17,575	16,075
Prepaid expenses and other receivables	2,206	3,622
Total current assets	49,688	64,532

Property, plant and equipment, net	83,027	68,355
Intangible assets, net	52,930	56,017
Goodwill	445	471
Other assets	577	611
Total assets	$186,667	$189,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,654	$10,595
Accrued expenses	9,269	13,502
Total current liabilities	17,923	24,097

2021 Term Loan, net of debt discount and debt issuance costs (face of $15,000 as of June 30, 2018)	14,198	—
Convertible 3.75% Senior Notes, net of debt discount and debt issuance costs (face of $68,660 and $143,750 as of June 30, 2018 and December 31, 2017, respectively)	60,312	120,977
Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $75,090 as of June 30, 2018)	54,963	—
Deferred tax liability	148	159
Total liabilities	147,544	145,233

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,512,888 and 53,400,281 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	554	554
Additional paid-in capital	126,532	106,312
Accumulated deficit	(85,612)	(60,094)
Accumulated other comprehensive loss	(2,351)	(2,019)
Total stockholders’ equity	39,123	44,753
Total liabilities and stockholders' equity	$186,667	$189,986
 *Derived from the audited December 31, 2017 financial statement
The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue, net	$16,751	$18,408	$31,296	$38,299

Costs and expenses:
Cost of revenues	11,728	10,371	21,053	19,328
Selling, general and administrative expenses	5,961	4,706	11,321	9,005
Product development and research expenses	3,967	5,113	7,358	8,781
Total costs and expenses	21,656	20,190	39,732	37,114
Operating (loss) income	(4,905)	(1,782)	(8,436)	1,185

Other income (expense):
Foreign currency exchange (loss) gain	(3,220)	3,822	(1,895)	4,901
Debt partial extinguishment of Convertible 3.75% Senior Notes	(10,069)	—	(10,069)	—
Interest and other expense, net	(2,499)	(2,936)	(5,071)	(6,068)
(Loss) income before income tax expense	(20,693)	(896)	(25,471)	18

Income tax expense	23	23	47	106

Net loss attributable to common shareholders	$(20,716)	$(919)	$(25,518)	$(88)

Basic and diluted loss per share	$(0.39)	$(0.02)	$(0.48)	$—

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,510,712	53,304,407	53,484,756	53,250,109

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2018	2017	2018	2017
Net loss	$(20,716)	$(919)	$(25,518)	$(88)

Other comprehensive loss, net of tax;
Foreign currency translation adjustment	(28)	(163)	(332)	(245)
Other comprehensive loss	(28)	(163)	(332)	(245)

Comprehensive loss	$(20,744)	$(1,082)	$(25,850)	$(333)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2018
(in thousands, except share information)
(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2017	53,400,281	$554	$106,312	$(2,019)	$(60,094)	$44,753

Stock based compensation expense	—	—	1,165	—	—	1,165
Stock options exercised	—	—	12	—	—	12
Issuance of stock for vested restricted stock units	112,607	—	—	—	—	—
Fair value of conversion feature on Convertible 4.75% Senior Notes	—	—	19,043	—	—	19,043
Cumulative translation adjustment	—	—	—	(332)	—	(332)
Net loss	—	—	—	—	(25,518)	(25,518)

Balance, June 30, 2018	53,512,888	$554	$126,532	$(2,351)	$(85,612)	$39,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(25,518)	$(88)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization of fixed assets	1,133	822
Provision for bad debt expense	811	26
Provision for write down of inventory	1,154	918
Stock based compensation	1,113	1,739
Amortization of debt issuance costs	502	456
Amortization of intangibles	1,550	1,396
Foreign currency exchange loss (gain)	1,895	(4,901)
Partial extinguishment of Convertible 3.75% Senior Notes	10,069	—
Amortization of debt discount	4,425	4,183
Loss on impairment of intangible assets	22	—
Changes in operating assets and liabilities
Accounts receivable	1,023	(5,530)
Inventories	(2,816)	(2,554)
Prepaid expenses and other current receivables	1,443	(208)
Other assets	35	20
Accounts payable and accrued expenses	(9,604)	2,414

Net cash used in operating activities	(12,763)	(1,307)

Cash flows from investing activities:
Capital expenditures	(12,270)	(15,286)

Net cash used in investing activities	(12,270)	(15,286)

Cash flows from financing activities:
Proceeds from exercise of common stock options	12	267
Proceeds from 2021 Term Loan	15,000	—
Debt issuance costs on Convertible 4.75% Senior Notes and 2021 Term Loan	(2,457)	—

Net cash provided by financing activities	12,555	267

Effect of exchange rate on cash and cash equivalents	(540)	536
Net decrease in cash, cash equivalents and restricted cash	(12,478)	(16,326)
Cash, cash equivalents and restricted cash at beginning of period	27,165	66,481

Cash, cash equivalents and restricted cash at end of period	$14,147	$50,691

Supplemental Cash flow information:
Cash payments for interest	$2,475	$2,695
Cash payments for income taxes	48	93

Non cash investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	$3,042	$4,260
Capitalized interest in capital expenditures	477	—
Capitalized stock compensation in capital expenditures	53	66
 The accompanying notes are an integral part of the condensed consolidated financial statements.
TELIGENT, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2017 has been derived from those audited consolidated financial statements. Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

1. Nature of the Business and Liquidity

Nature of the Business

Teligent, Inc. and its subsidiaries (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market in alternate dosage forms. Under our own label, we currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market 28 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. In Canada, we sell over 30 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

Liquidity

For the six months ended June 30, 2018, we incurred a net loss of $25.5 million and cash outflows of $12.5 million. Additionally, we have an accumulated deficit of $85.6 million. The reduction in cash was largely due to the additional year-to-date investment of $12.3 million in the Company's new manufacturing facility, along with the timing of accounts receivable collections and expense payments related primarily to the launch of five new products in the U.S. market.

Our liquidity needs have typically arisen from the funding of our manufacturing facility, research and development programs and the launch of new products. In the past, we have met these cash requirements through cash inflows from operations, working capital management, and proceeds from our Convertible 3.75% Senior Notes ("2019 Notes"). The 2019 Notes were issued in December 2014 and are due in December 2019. On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. The agreements gave the holder the right to exchange in aggregate $75.1 million of the 2019 Notes for $75.1 million of new Convertible 4.75% Senior Notes due 2023 (“2023 Notes”). Additional information is provided in Note 6.

In order to continue normal business operations and execution of the Company’s growth strategy, the Company has and will continue to exercise its ability to significantly defer or reduce planned discretionary investments in research and development and capital projects or seek other financing alternatives. Other financing alternatives may include raising additional capital through the sale of its equity, a strategic alliance with a third party or securing debt. If additional acquisition and growth opportunities arise, external financing will be required.

On May 4, 2018, the Company filed Form S-3 under the Securities Act of 1933. The S-3 registration allows the Company to issue, from time to time and at prices to be determined at or prior to the offering, up to $50.0 million of any combination of the securities described in the prospectus, either individually or in units should the need to raise cash arise.

On June 1, 2018, the Company secured a term loan ("2021 Term Loan") for $25.0 million to support the operations of the business. The first $15.0 million of loan proceeds was received on June 1, 2018. The remaining loan proceeds of $10.0 million was received on July 16, 2018. The Company is currently evaluating alternative financing methods. As the Company continues to review its capital and debt structure, there can be no assurance that a strategic alliance or debt financing will be available on terms acceptable to the Company, or at all. The board of directors and management of the Company intend to exercise all options available in order to enable the Company to support its current growth strategy and operations beyond August 2019.

Out of Period Adjustments

For the three and six months ended June 30, 2018, the Company recorded net adjustments of $0.4 million and $0.3 million, respectively, related to prior periods. The net impact of the adjustments, described below, on any prior annual or interim periods financial statements was not significant.

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Wholesale fees (Revenue)	$0.9	$0.9
Medicaid (Revenue)	0.3	—
Sales return reserve (Revenue)	—	(0.6)
Inventory adjustments (Cost of revenues)	—	0.8
Bad debt expense (Selling, general and administrative expenses)	(0.8)	(0.8)
	$0.4	$0.3

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total amounts in the Consolidated Statement of Cash Flows as follows (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$13,675	$26,692	$50,216	$66,006
Restricted cash in other assets	472	473	475	475
Cash, cash equivalents and restricted cash in the statement of cash flows	$14,147	$27,165	$50,691	$66,481

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, notes payable, accounts payable and other accrued liabilities at June 30, 2018 approximate their fair value for all periods presented. As of June 30, 2018, the net carrying value of the 2019 Notes and 2023 Notes (discussed in Note 6) was approximately $115.3 million compared to their face value of $143.75 million. This variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk. As of June 30, 2018, the net carrying value of the 2021 Term Loan (discussed in Note 6) was approximately $14.2 million compared to the face value of $15.0 million. The variance is due to debt discount and debt financing costs. The 2021 Term Loan bears interest at a rate of LIBOR plus 9%, and is therefore subject to market risk.

Loss Per Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the 2019 and 2023 Notes, the exercise of options, and the vesting of restricted stock units ("RSU's"). For the three and six months ended June 30, 2018, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic loss per share computation:
Net loss - basic and diluted	$(20,716)	$(919)	$(25,518)	$(88)
Weighted average common shares - basic and diluted	53,510,712	53,304,407	53,484,756	53,250,109
Basic and diluted loss per share	$(0.39)	$(0.02)	$(0.48)	$0.00

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

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of our total revenue. For the three months ended June 30, 2018, two of the Company’s customers accounted for 47% of the Company’s revenue, consisting of 34% and 13%, respectively. For the three months ended June 30, 2017, three of the Company’s customers accounted for 55% of the Company’s revenue, consisting of 26%, 12% and 17%, respectively. For the six months ended June 30, 2018, two of the Company's customers accounted for 48% of the Company's revenue, consisting of 36% and 12%, respectively. For the six months ended June 30, 2017, three of the company's customers accounted for 57% of the Company's revenue, consisting of 26%, 15% and 16%, respectively. Accounts receivable related to the Company’s major customers comprised 49% of all accounts receivable as of June 30, 2018, and 82% of all accounts receivable as of June 30, 2017. This decrease is a result of the adoption of ASC 606, “Revenue from Contracts with Customers.” The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

For the three months ended June 30, 2018, domestic net revenues were $11.9 million and foreign net revenues were $4.9 million. For the six months ended June 30, 2018, domestic net revenues were $22.1 million and foreign net revenues were $9.2 million. As of June 30, 2018, domestic assets were $125.8 million and foreign assets were $60.9 million. For the three months ended June 30, 2017, domestic net revenues were $14.8 million and foreign net revenues were $3.6 million. For the six months ended June 30, 2017, domestic net revenues were $31.8 million and foreign net revenues were $6.5 million. As of June 30, 2017, domestic assets were $127.4 million and foreign assets were $69.0 million.

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

Debt Issuance Costs

Expenses related to debt financing activities are capitalized and amortized on an effective interest method, over the term of the loan and are to be netted against the carrying value of the financial liability, as required by ASU 2015-3. This standard aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): “Recognition and Measurement of Financial Assets and Financial Liabilities”. The update supersedes Topic 840, Leases and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2018 for public business entities, which for the Company means January 1, 2019. The Company is reviewing all lease agreements inclusive of supplier agreements. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

The table below summarizes the effect of the adoption of ASC 606 on the Company's Condensed Consolidated Balance Sheet as of June 30, 2018:

	As Reported	Balance Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
ASSETS
Current assets:
Accounts receivable, net	$16,232	$18,144	$(1,912)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$9,269	$11,181	$(1,912)

The table below summarizes the effect of the adoption of ASC 606 on the Company's Condensed Consolidated Statement of Operations as of June 30, 2018:

	Three months ended June 30,			Six months ended June 30,
	As Reported	Balance Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)	As Reported	Balance Without Adoption of New Revenue Standard	Effect of Change Increase/(Decrease)

Revenue, net	$16,751	$17,228	$(477)	$31,296	$32,408	$(1,112)

Cost of revenue	11,728	12,205	(477)	21,053	22,165	(1,112)

Gross margin	30%	29%	(1)%	33%	32%	(1)%

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

Revenues by Transaction Type

The Company operates in one reportable segment and, therefore, the results of the Company's operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting for the chief decision makers. Net Sales (in thousands) for the three and six months ended June 30, 2018 and 2017 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Company product sales	$15,179	$15,888	$28,415	$32,324
Contract manufacturing sales	1,450	2,407	2,748	5,824
Research and development services and other income	122	113	$133	$151
Revenue, net	$16,751	$18,408	$31,296	$38,299

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations is presented below according to contract type (in thousands):

	Three months ended June 30,		Six months ended June 30,
Company Product Sales	2018	2017	2018	2017
Topical	$8,369	$9,885	$16,277	$18,833
Injectables	6,810	6,003	12,138	13,491
Total	$15,179	$15,888	$28,415	$32,324

In the six months ended June 30, 2018, Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

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

Net Company product sales of $15.2 million and $15.9 million for the three months ended June 30, 2018 and 2017, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Net Company product revenue of $28.4 million and $32.3 million for the six months ended June 30, 2018 and 2017, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $19.3 million and $30.9 million at June 30, 2018 and 2017, respectively. Accounts payable and accrued expenses include $0.0 million and $5.5 million at June 30, 2018 and 2017, respectively, for certain fees related to services provided by the wholesalers. For the six months ended June 30, 2018, the Company recorded income of $0.8 million due to a decrease in the Medicaid reserve primarily related to finalizing the payment per the terms of the product acquisition agreement.

The accrual for chargebacks is one of the Company's most significant estimates for recognition of product sales. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from its largest wholesale customers. This customer inventory information is used to establish the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent a majority of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

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

The Company's adjustments for the deductions to gross product sales are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gross product sales	$48,142	$66,744	$84,690	$121,044

Deduction to gross product sales:
Chargebacks and billbacks	21,449	44,090	38,364	74,105
Wholesaler fees for service	477	—	1,112	—
Sales discounts and other allowances	11,037	6,766	16,799	14,615
Total reduction to gross product sales	$32,963	$50,856	$56,275	$88,720

Company product sales, net	$15,179	$15,888	$28,415	$32,324

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

In connection with four of the 30 products the Company currently manufactures, markets and distributes in its own label in the U.S., in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to the pharmaceutical partner. In accordance with the agreement, net sales exclude fees related to services provided by the wholesalers. Accounts payable and accrued expenses include $0.6 million and $0.4 million at June 30, 2018 and 2017, respectively, related to these royalties. Royalty expense of $0.7 million and $0.4 million was included in cost of sales in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017, respectively. Royalty expense of $1.5 million and $0.9 million was included in cost of sales in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017, respectively.

4. Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in-first-out method and consist of the following (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Raw materials	$10,655	$8,231
Work in progress	944	616
Finished goods	8,434	8,532
Inventories reserve	(2,458)	(1,304)
Inventories, net	$17,575	$16,075

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Land	$257	$257
Building and improvements	17,474	8,613
Machinery and equipment	9,674	9,142
Computer hardware and software	4,059	3,244
Furniture and fixtures	553	449
Construction in progress	60,268	55,017
	92,285	76,722
Less accumulated depreciation and amortization	(9,258)	(8,367)
Property, plant and equipment, net	$83,027	$68,355

The Company recorded depreciation expense of $1.1 million and $0.8 million for the six months ended June 30, 2018 and June 30, 2017, respectively. During the three months ended June 30, 2018 and June 30, 2017, there was $1.5 million of interest and $0.7 million of interest, respectively, capitalized into construction in progress. For the six months ended June 30, 2018 and June 30, 2017, there was $2.8 million of interest and $1.2 million of interest, respectively, capitalized into construction in progress. This increase in capitalized interest is related to outstanding costs for the Company's facility expansion project in Buena. During the three months ended June 30, 2018 and June 30, 2017, there was $0.4 million of payroll costs and $0.2 million of payroll costs, respectively, capitalized into construction in progress. For the six months ended June 30, 2018 and

June 30, 2017, there was $0.8 million of payroll costs and $0.4 million of payroll costs, respectively, capitalized into construction in progress.

6. Debt

Convertible Notes

On December 16, 2014, the Company issued $125.0 million aggregate principal amount of Convertible 3.75% Senior Notes, due 2019 (the “2019 Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount of 2019 Notes. The 2019 Notes bear interest at a fixed rate of 3.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015, and mature on December 15, 2019, unless earlier repurchased, redeemed or converted. The 2019 Notes are convertible into shares of the Company’s common stock, cash or a combination thereof. On May 20, 2015, the Company received shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon conversion of the 2019 Notes.

On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. The agreements gave the holder the right to exchange in aggregate $75.1 million of the 2019 Notes for $75.1 million of new Convertible 4.75% Senior Notes due 2023 (the “2023 Notes”). The new 2023 Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. The 2023 Notes incurred loan issue costs of $1.6 million and a discount of $19.0 million. Consistent with the 2019 Notes, the 2023 Notes are convertible into shares of the Company’s common stock, cash or a combination thereof. The discount is directly related to the convertible feature on the 2023 Notes. The initial conversion rate is $224.71 per share, subject to certain adjustments, related to either the Company's stock price volatility, or the Company's declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders will be entitled to receive additional shares of common stock for a potential increase of the conversion rate up to $280.90 per share under a make-whole provision in some circumstances. The issue costs and discount are recognized as interest expense over the term of the Notes. The effective interest, inclusive of the debt discounts and issue costs, is 12.10%. The $75.1 million exchange of the 2019 Notes for 2023 Notes is considered an extinguishment under ASC 470, as the present value of the future cash flows has changed greater than 10%. The extinguishment of this portion of the 2019 Notes has been referenced here as "partial extinguishment". The partial extinguishment resulted in the recognition of an additional $10.1 million of non-cash interest expense in the quarter ended June 30, 2018. The $10.1 million is related to an unamortized debt discount of $9.1 million and unamortized debt financing costs of $1.0 million associated with the partial extinguishment of the $75.1 million of the 2019 Notes.

Term Loan

On June 1, 2018, the Company entered into a credit agreement for $25.0 million secured by all Company assets, due June 1, 2021 (“2021 Term Loan”). The 2021 Term Loan has limited financial and non-financial covenants inclusive of a minimum cash carry balance of $5.0 million. The 2019 Notes and 2023 Notes are subordinate to the 2021 Term Loan. The first $15.0 million of loan proceeds was received on June 1, 2018. The remaining loan proceeds of $10.0 million were subject to closing conditions as defined in the agreement and were received on July 16, 2018. The 2021 Term Loan incurred loan issue costs of $0.5 million and a discount of $0.4 million. The discount is due to lender fees paid on the initial drawdown of $15.0 million. The issue costs and discount are recognized as interest expense over the term of the 2021 Term Loan. The 2021 Term Loan bears interest at a rate of LIBOR plus 9%, with a stated floor of 2%. The effective interest, inclusive of the debt discounts and issue costs is 13.56% per year.

At June 30, 2018 and December 31, 2017, the net carrying value of the debt and the remaining unamortized debt discounts and debt issuance costs were as follows (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Face amount of the 2019 Notes (due December 2019)	$68,660	$143,750
Face amount of the 2021 Loan (due June 2021)	15,000	—
Face amount of the 2023 Notes (due May 2023)	75,090	—
	158,750	143,750
Less unamortized discounts and debt issuance costs	29,277	22,773
Total Carrying Value, Net	$129,473	$120,977

For the six months ended June 30, 2018 and 2017, the Company recorded the following expenses in relation to the debt (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest expense of the 2019 Notes (1)	$878	$1,347	$2,226	$2,695
Interest expense of the 2021 Loan	141	—	141	—
Interest expense of the 2023 Notes (1)	634	—	634	—
Debt partial extinguishment of 2019 Notes	10,069	—	10,069	—
Debt discount amortization of the 2019 Notes (1)	1,571	2,126	3,910	4,183
Debt discount amortization of the 2021 Loan	17	—	17	—
Debt discount amortization of the 2023 Notes (1)	498	—	498	—
Debt financing amortization of the 2019 Notes (1)	191	232	446	456
Debt financing amortization of the 2021 Loan	14	—	14
Debt financing amortization of the 2023 Notes (1)	42	—	42
Interest expense	$14,055	$3,705	$17,997	$7,334

(1) Included within "Interest and other expense, net" on the Condensed Consolidated Statements of Operations, offset by interest income and capitalized interest, as disclosed Note 5.

7. Goodwill and Intangible Assets

Goodwill

The Company acquired the assets of Canadian pharmaceutical company Alveda Pharmaceuticals, Inc., in November 2015. As a result of the acquisition, we recorded goodwill of $0.4 million. We assess the recoverability of the carrying value of goodwill in the fourth quarter of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from December 31, 2017, through June 30, 2018. No impairment losses were recognized during the six months ended June 30, 2018.

Changes in goodwill during the six months ended June 30, 2018 were as follows (in thousands):

Goodwill balance at December 31, 2017	$471
Foreign currency translation	(26)
Goodwill balance at June 30, 2018	$445

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2018 and December 31, 2017 (in thousands).

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$39,294	$(6,875)	$32,419	12.4
In process research and development ("IPR&D")	17,831	—	17,831	N/A
Customer relationships	3,637	(957)	2,680	7.6
Total	$60,762	$(7,832)	$52,930

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$40,380	$(5,684)	$34,696	12.8
In-process research and development ("IPR&D")	18,311	—	18,311	N/A
Customer relationships	3,783	(773)	3,010	7.9
Total	$62,474	$(6,457)	$56,017

Changes in intangibles during the six months ended June 30, 2018 were as follows (in thousands):

	Trademarks and Technology	IPR&D	Customer Relationships
Balance at January 1, 2018	$34,696	$18,311	$3,010
Amortization	(1,363)	—	(187)
Loss on impairment	(7)	(15)	—
Foreign currency translation	(907)	(465)	(143)
Balance at June 30, 2018	$32,419	$17,831	$2,680

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of June 30, 2018 over the remainder of 2018 and each of the next five years is estimated to be as follows (in thousands):

Amortization Expense *
2018 (remainder of the year)	$1,550
2019	3,099
2020	3,099
2021	3,099
2022	3,099
2023	3,099
Thereafter	18,054
Total	$35,099

*IPR&D amounts are assessed for impairment at least annually and will be amortized once products are approved, including the product's respective manufacturing process approvals, and are not included in the table.

The useful lives of the Company’s intangibles are as follows:

Intangibles Category	Amortizable Life
Trademarks and Technology	15
Customer Relationships	10

8. Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. As of December 31, 2017, an aggregate of 1,975,000 shares had been approved and authorized for issuance pursuant to the Director Plan with no change as of June 30, 2018. A total of 2,634,798 options had been granted to non-employee directors through December 31, 2017, with no change as of June 30, 2018. A total of 807,782 of those had been forfeited through December 31, 2017 and returned to the option pool for future issuance, with no change as of June 30, 2018. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years. As of December 31, 2017 and June 30, 2018 there were 500,000 shares of common stock options outstanding. As of December 31, 2017, the 147,984 options available were transferred to a plan that has superseded the Director Plan, as discussed further in this section, with no additional options transferred as of June 30, 2018.

The 1999 Stock Incentive Plan, as amended (“1999 Plan”), replaced all previously authorized employee stock option plans, and no additional options may be granted under those previous plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company’s employees, officers, directors, consultants and advisors to purchase a maximum of 3,200,000 shares of common stock. However, pursuant to the terms of the 1999 Plan, no awards may be granted after March 16, 2009. A total of 2,892,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company’s common stock at the date of grant. Options outstanding under the 1999 Plan were generally exercisable in cumulative increments over four years commencing one year from date of grant. As of June 30, 2018, there are no options outstanding under the 1999 Plan.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units (“RSUs”) and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company's current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of June 30, 2018, there were 24,376 RSUs outstanding, 1,493,960 shares of stock outstanding, and options to purchase 2,932,846 shares of common stock outstanding. As of December 31, 2017, there were 99,626 RSUs outstanding, 1,422,020 shares of stock outstanding and options to purchase 3,038,634 shares of common stock outstanding. As of December 31, 2017, the 249,052 options available were transferred to a plan that has superseded the 2009 Plan, as discussed further in this section. As of June 30, 2018, an additional 98,098 options available were transferred to the superseded plan.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). On May 21, 2018, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2016 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2016 Plan, as amended, provides for the issuance of awards of up to 4,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are canceled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016, up to 2,500,000 shares. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of June 30, 2018, there were 174,472 RSUs outstanding, 49,667 shares of common stock outstanding and options to purchase 1,335,529 shares of common stock outstanding under the 2016 Plan. As compared to 2017, as of December 31, 2017, there were 89,003 RSUs outstanding, 20,000 shares of common stock outstanding and options to purchase 761,176 shares of common stock outstanding under the 2016 Plan. As of June 30, 2018 and December 31, 2017, there were a total of 2,935,736 shares of common stock and 1,526,857 shares of common stock available under the 2016 Plan, respectively.

As of June 30, 2018 and December 31, 2017, there were options to purchase 4,768,105 and 4,299,810 shares of common stock outstanding, respectively, collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of June 30, 2018, and therefore no additional stock compensation expense was recognized related to the amendments.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

	Six months ended June 30,
Assumptions	2018	2017
Expected dividends	—	—
Risk-free rate	2.36%	1.55%
Expected volatility	60.5% - 62.3%	58.0% - 69.7%
Expected term (in years)	3.2 - 3.3 years	3.2 - 3.3 years

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

A summary of option activity under the Director Plan, the 2009 Plan and the 2016 Plan as of June 30, 2018 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2018	4,299,810	$5.09
Issued	679,785	3.29
Exercised	(11,000)	1.08
Forfeited	(200,490)	7.02
Expired	—	—
Outstanding as of June 30, 2018	4,768,105	$4.76

Exercisable as of June 30, 2018	3,546,700	$4.63

The following tables summarize information regarding options outstanding and exercisable at June 30, 2018:

Outstanding:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.55 - $1.50	1,735,000	$1.06	3.61
$1.51 - $5.50	873,469	3.18	8.52
$5.51 - $10.67	2,159,636	8.38	7.45
Total	4,768,105	$4.76	6.25

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.55 - $1.50	1,735,000	$1.06
$1.51 - $5.50	202,166	2.75
$5.51 - $10.67	1,609,534	8.72
Total	3,546,700	$4.63

As of June 30, 2018, the intrinsic value of the options outstanding was $4.5 million and the intrinsic value of the options exercisable was $4.3 million. As of June 30, 2018, there was $2.0 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through February 2021.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $120,000 and $245,000 of compensation expense during the three months ended June 30, 2018 and 2017, respectively, and $303,000 and $468,000 during the six months ended June 30, 2018 and 2017, respectively, related to restricted stock and RSU awards. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At June 30, 2018, the Company had approximately $0.8 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through April 2021. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the six months ended June 30, 2018.

	Number of RSUs	Weighted Average Exercise Price
Non-vested balance at January 1, 2018	188,629	$8.27
Changes during the period:
Shares granted	122,949	3.36
Shares vested	(101,607)	9.07
Shares forfeited	(11,123)	7.21
Non-vested balance at June 30, 2018	198,848	$4.88

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

Income tax expense for the three and six months ended June 30, 2018 and June 30, 2017, is recognized based on the Company’s estimated annual effective tax rate, which is based on the tax rate expected for the full calendar year applied to the pre-tax income of the interim period adjusted for discrete items. The Company excludes from the calculation of the annual effective tax rate those jurisdictions that are projected to operate at a loss and in which a tax benefit will not be recognized or which operate in a zero tax rate jurisdiction.

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

10. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

As of June 30, 2018 and December 31, 2017, the largest components of accrued expenses were (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Capital expenditures	$2,476	$1,947
Payroll	1,483	1,580
Professional fees	1,284	546
Interest expense	763	240
Clinical studies	603	596
Royalties	578	856
Medicaid and Medicare *	542	—
Inventory and Supplies	460	58
Rebates *	332	—
Income Tax	60	58
Wholesaler fees *	—	7,044
Other	688	577
	$9,269	$13,502

* Wholesale fees ($2.8 million) have been reclassified to Accounts Receivable and Medicaid $0.5 million, Medicare Fees $0.1 million and Rebates $0.3 million have been reclassified to Accrued Expenses upon adoption of ASC Topic 606, "Revenue from Contracts and Customers" in 2018.

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

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide.  The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. Because discovery in this matter is ongoing, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes this case is without merit, and the Company intends to vigorously defend against these claims. The Company filed a counter-claim against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products.

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

Our pipeline includes 26 Abbreviated New Drug Applications ("ANDAs") for additional pharmaceutical products filed with the FDA. Our pipeline also includes one Prior Approval Supplement for our first opthalmic product filed in the second quarter 2017. We have three abbreviated new drug submissions ("ANDSs") on file with Health Canada. In addition, we have 39 product candidates at various stages of our development pipeline. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA, the filing of applications to Health Canada, and the subsequent launch of products as these applications are approved. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we currently market 28 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. In Canada, we sell over 30 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

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

For the three months ended June 30, 2018, we had sales to two customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 34% and 13%, respectively, and represented 47% of total revenues. Accounts receivable related to these major customers comprised 33% and 16%, respectively, of all accounts receivable as of June 30, 2018. For the three months ended June 30, 2017, we had sales to three customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 26%, 17% and 12%, respectively, and represented 55% of total revenues. Accounts receivable related to these major customers comprised 82% of all accounts receivable as of June 30, 2017. For the six months ended June 30, 2018, we had sales to two customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 36% and12%, respectively, and represented 48% of total revenues. For the six months ended June 30, 2017, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 26%, 16% and 15%, respectively, and represented 57% of total revenues.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended June 30, 2018, approximately 67% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 86% of total contract manufacturing revenue for the three months ended June 30, 2017. For the six months ended June 30, 2018, approximately 75% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 85% of total contract manufacturing revenue for the six months ended June 30, 2017. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the three months ended June 30, 2018 and June 30, 2017. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the six months ended June 30, 2018 and June 30, 2017.

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

On March 21, 2018, we announced approval of an ANDA for Halobetasol Propionate Ointment, 0.05%. This was our second approval for 2018 and our twenty-first approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in April of 2018.

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

On June 13, 2018, we announced approval of an ANDA for Diflorasone Diacetate Ointment, 0.05%. This was our fifth approval for 2018 and our twenty-fourth approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the third quarter of 2018.

On June 20, 2018, we announced approval of an ANDA for Fluocinonide Gel USP, 0.05%. This was our sixth approval for 2018 and our twenty-fifth approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the third quarter of 2018.

On July 2, 2018, we announced approval of an ANDA for Lidocaine and Prilocaine Cream USP, 2.5%/2.5%. This was our seventh approval for 2018 and our twenty-sixth approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the third quarter of 2018.

On July 24, 2018, we announced approval of an ANDA for Hydrocortisone Cream USP, 2.5%. This was our eighth approval for 2018 and our twenty-seventh approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the third quarter of 2018.

On July 30, 2018, we announced approval of an ANDA for Hydrocortisone Lotion USP, 2.5%. This was our ninth approval for 2018 and our twenty-eighth approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the third quarter of 2018.

Out of Period Adjustments

For the three and six months ended June 30, 2018, the Company recorded net adjustments of $0.4 million and $0.3 million, respectively, related to prior periods. The net impact of the adjustments, described below, on any prior annual or interim periods financial statements was not significant.

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Wholesale fees (Revenue)	$0.9	$0.9
Medicaid (Revenue)	0.3	—
Sales return reserve (Revenue)	—	(0.6)
Inventory adjustments (Cost of revenues)	—	0.8
Bad debt expense (Selling, general and administrative expenses)	(0.8)	(0.8)
	$0.4	$0.3

Results of Operations

Three months ended June 30, 2018 compared to June 30, 2017

We had a net loss of $20.7 million, or $0.39 per share, for the three months ended June 30, 2018, compared to a net loss of $0.9 million, or $0.02 per share, for the three months ended June 30, 2017. Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2018	2017	$	%
Product sales, net	$16,629	$18,295	$(1,666)	(9)%
Research and development services and other income	122	113	9	8%
Total Revenues	$16,751	$18,408	$(1,657)	(9)%

Revenues were $16.8 million for the three months ended June 30, 2018, compared to $18.4 million for the same period in the prior year. This represents a $1.7 million decrease in 2018 from the same period in the prior year. This decrease in product sales of $1.7 million is attributed to a decrease in revenue from Zantac Injectable which represented 9% of total revenue in the second quarter of 2017, as compared to 7% of total revenue in the second quarter of 2018, Lidocaine Ointment which represented 22% of total revenue in the second quarter of 2017, as compared to 7% of total revenue in the second quarter of 2018 and contract manufacturing services revenue decreased quarter over quarter, from 13% of total revenue down to 9%. This was partially offset by the product launch of Hydrocortisone Butyrate Lotion.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Cost of revenues	$11,728	$10,371	$1,357	13%
Selling, general and administrative expenses	5,961	4,706	1,255	27%
Product development and research expenses	3,967	5,113	(1,146)	(22)%
Totals costs and expenditures	$21,656	$20,190	$1,466	7%

Cost of revenues increased as a percentage of total revenue to 70% for the three months ended June 30, 2018 as compared to 56% for the same period in 2017. The increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix, pricing and related fees, such as wholesaler fees, in addition to customer and product mix for our contract services revenue.  For the three months ended June 30, 2018, cost of revenues also included an increase in inventory reserves of $0.5 million of costs related to the write-down of inventory and other costs. Some production inefficiencies can be attributed to the expanding of our manufacturing footprint and capacity in topical manufacturing, and adding sterile manufacturing capabilities at the existing facility.

Selling, general and administrative expenses for the three months ended June 30, 2018 increased by $1.3 million as compared to the same period in 2017. In 2018 there were increases of $0.8 million for bad debt expense, $0.5 million increase in legal and professional fees and $0.1 million increase in salaries and related costs due to an increase in headcount.

Product development and research expenses for the three months ended June 30, 2018 decreased by approximately $1.1 million as compared to the same period in 2017. The decrease in product development and research expenses was primarily due to a decrease in clinical studies of $1.1 million and related testing of $0.4 million offset by an increase in GDUFA fees of $0.3 million and an increase in business insurance of $0.1 million.

Other Expense (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Debt partial extinguishment of 2019 Notes	$(10,069)	$—	$10,069	—%
Interest and other expense, net	$(2,499)	$(2,936)	$(437)	(15)%
Foreign currency exchange (loss) gain	$(3,220)	$3,822	$(7,042)	(184)%

As discussed in Note 6, on April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. There was a $75.1 million exchange of the 2019 Notes for 2023 Notes, which is considered a partial extinguishment, and which resulted in the acceleration of $10.1 million of non-cash interest expense in the quarter ended June 30, 2018. Interest expense decreased by $0.4 million for the three months ended June 30, 2018 as compared to the same period in 2017. The decrease is related to the increase in capitalized interest, from $0.7 million for the three months ended June 30, 2017 to $1.5 million for the three months ended June 30, 2018 (related to our facility expansion), offset by a slight increase in interest expense, amortization of debt discount and amortization of debt issuance costs of the new debt. A foreign exchange loss of $3.2 million was recorded in the three months ended June 30, 2018, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

Net Loss (in thousands, except per share numbers):

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Net loss attributable to common stockholders	$(20,716)	$(919)	$(19,797)	(2,154)%
Basic and diluted loss per share	$(0.39)	$(0.02)	$(0.37)	(1,850)%

Net loss for the three months ended June 30, 2018 was $20.7 million as compared to $0.9 million in the same period last year. The increase in loss is due to a decrease in revenue of $1.7 million and increases in costs and expenses in 2018 of $1.5 million, an increase in interest and other expense of $9.6 million; and an increase in the foreign currency exchange loss of $7.0 million.

Six months ended June 30, 2018 compared to June 30, 2017

We had net loss of $25.5 million, or $0.48 per share, for the six months ended June 30, 2018, compared to a net loss of $0.1 million, or $0.00 per share, for the six months ended June 30, 2017, which resulted from the following:

Revenues (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2018	2017	$	%
Product sales, net	$31,163	$38,148	$(6,985)	(18)%
Research and development services and other income	133	151	(18)	(12)%
Total Revenues	$31,296	$38,299	$(7,003)	(18)%

Revenues were $31.3 million for the six months ended June 30, 2018, compared to $38.3 million for the same period in the prior year. This represents a $7.0 million decrease in 2018 from the same period in the prior year. This decrease in product sales of $7.0 million is attributed to a decrease in revenue from Zantac Injectable which represented 14% of total revenue for the six months ended June 30, 2017, as compared to 7% of total revenue for the six months ended June 30, 2018, Lidocaine Ointment which represented 19% of total revenue for the six months ended June 30, 2017, as compared to 6% of total revenue for the six months ended June 30, 2018 and contract manufacturing services revenue decreased year over year, from 15% of total revenue down to 9%. This was partially offset by the product launch of Hydrocortisone Butyrate Lotion.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Cost of revenues	$21,053	$19,328	$1,725	9%
Selling, general and administrative expenses	11,321	9,005	2,316	26%
Product development and research expenses	7,358	8,781	(1,423)	(16)%
Totals costs and expenditures	$39,732	$37,114	$2,618	7%

Cost of revenues increased as a percentage of total revenue to 67% for the six months ended June 30, 2018 as compared to 50% for the same period in 2017. The increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix, pricing and related fees, such as wholesaler fees, in addition to customer and product mix for our contract services revenue. For the six months ended June 30, 2018, cost of revenues also included an increase in inventory reserves of $1.4 million of costs related to inventory and raw materials that were expected to expire in less than six months, and other costs. Some production inefficiencies can be attributed to the expanding of our manufacturing footprint and capacity in topical manufacturing, and adding sterile manufacturing capabilities at the existing facility.

Selling, general and administrative expenses for the six months ended June 30, 2018 increased by $2.3 million as compared to the same period in 2017. In 2018 there were increases of $1.1 million in legal and professional fees, $0.8 million in bad debt expense, $0.7 million in salaries and related costs, primarily driven by a one time payment of $0.2 million (see Exhibit 33.1), $0.2 million in other costs, offset by a decrease of $0.5 million in stock based compensation related to options and restricted stock.

Product development and research expenses for the six months ended June 30, 2018 decreased by approximately $1.4 million as compared to the same period in 2017. The decrease in product development and research expenses was primarily due to a decrease in clinical studies of $1.4 million and related testing of $0.5 million offset by an increase in GDUFA fees of $0.3 million and an increase in business insurance of $0.2 million, due to an increase in headcount.

Other Expense (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Debt partial extinguishment of 2019 Notes	$(10,069)	$—	$10,069	—%
Interest and other expense, net	$(5,071)	$(6,068)	$(997)	(16)%
Foreign currency exchange (loss) gain	$(1,895)	$4,901	$(6,796)	(139)%

As discussed in Note 6, on April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. There was a $75.1 million exchange of the 2019 Notes for 2023 Notes, which is considered a partial extinguishment, and which resulted in the acceleration of $10.1 million of non-cash interest expense in the quarter ended June 30, 2018. Interest expense decreased by $1.0 million for the six months ended June 30, 2018 as compared to the same period in 2017. The decrease is related to the increase in capitalized interest, from $1.2 million for the six months ended June 30, 2017 to $2.8 million for the six months ended June 30, 2018 (related to our facility expansion), offset by an increase in interest expense, amortization of debt discount and amortization of debt issuance costs of the new debt. A foreign exchange loss of $1.9 million was recorded in the six months ended June 30, 2018, as compared to a $4.9 million foreign exchange gain, recorded in the six months ended June 30, 2017, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

Net Loss (in thousands, except per share numbers):

	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Net loss attributable to common stockholders	$(25,518)	$(88)	$(25,606)	—%
Basic and diluted loss per share	$(0.48)	$0.00	$(0.48)	—%

Net loss for the six months ended June 30, 2018 was $25.5 million as compared to $0.1 million in the same period last year. The increase in loss is due to a decrease in revenue of $7.0 million and increases in costs and expenses in 2018 of $2.6 million, an increase in interest and other expense of $9.1 million and an increase in the foreign currency exchange loss of $6.8 million, as noted above.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in)
Operating Activities	$(12,763)	$(1,307)
Investing Activities	$(12,270)	$(15,286)
Financing Activities	$12,555	$267

Operating Activities

Our operating activities used $12.8 million of cash in the six months ended June 30, 2018, compared to $1.3 million used during the same period last year. The cash used in operating activities for the six months ended June 30, 2018 was a result of our net loss, adjusted for $22.9 million of non-cash expenses offset by a $10.1 million change in operating assets and liabilities. The change is related to a significant decrease in accounts payable and accrued expenses resulting from payments made towards our manufacturing expansion project. The cash used in operating activities for the six months ended June 30, 2017 was a result of our net loss, adjusted for $4.6 million of non-cash expenses offset by a $5.8 million change in operating assets and liabilities.

Investing Activities

Our investing activities used $12.3 million during the six months ended June 30, 2018, compared to $15.3 million of cash used in investing activities during the same period last year. The funds used for both periods were for capital expenditures, mainly related to the ongoing facility expansion located in Buena, New Jersey. The decrease during the six months ended June 30, 2018 is due to the timing of payments directly related to our manufacturing expansion project.

Financing Activities

Our financing activities provided $12.6 million cash during the six months ended June 30, 2018, compared to $267,000 of cash provided during the six months ended June 30, 2017. In the six months ended June 30, 2018, $15.0 million was borrowed from the 2021 Term Loan, while $2.5 million was used to pay costs associated with the 2019 Notes, 2023 Notes and 2021 Term Loan. The $267,000 of cash provided in the six months ended June 30, 2017 consisted of proceeds from the exercise of options to purchase common stock.

Our principal sources of liquidity are cash and cash equivalents of approximately $13.7 million at June 30, 2018 and future cash from operations. Our working capital was $31.8 million at June 30, 2018.

In order to continue normal business operations and execution of the Company’s growth strategy, the Company will need to exercise its ability to significantly defer or reduce planned discretionary investments in research and development and capital projects or seek other financing alternatives. Other financing alternatives may include raising additional capital through the sale of its equity, a strategic alliance with a third party or securing debt. If additional acquisition and growth opportunities arise, external financing will be required. On May 4, 2018, the Company filed Form S-3 under the Securities Act of 1933. The S-3 registration allows the Company to issue, from time to time and at prices to be determined at or prior to the offering, up to $50 million of any combination of the securities described in the prospectus, either individually or in units should the need to raise cash arise. On June 1, 2018, the Company entered into a credit agreement for $25 million, due June 1, 2021 ('2021 Term Loan") to support the operations of the business. The first $15.0 million of loan proceeds was received on June 1, 2018. The remaining loan proceeds of $10.0 million was received on July 16, 2018.

The Company still has a portion of convertible senior notes (“2019 Notes”) due December 2019. The Company is currently evaluating alternative financing methods to assist with repayment of the 2019 Notes in addition to continued financing of major projects including the manufacturing facility in Buena. As the Company continues to review its capital and debt structure, there can be no assurance that a strategic alliance or debt financing will be available on terms acceptable to the Company, or at all. The board of directors and management of the Company intend to exhaust all options available in order to enable the Company to support its current growth strategy and operations beyond August 2019.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, our principal debt obligation was related to our 2019 and 2023 Notes. Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the 2019 Notes and is paid semi-annually every June 15 and December 15 until the 2019 Notes mature on December 15, 2019.  Interest accrues at a fixed rate of 4.75% on the outstanding principal amount of the 2023 Notes and is paid semi-annually every May 1 and November 1 until the 2023 Notes mature on May 1, 2023.  Since the interest rate is fixed, we have no market risk related to the 2019 and 2023 Notes.

Additionally, on June 1, 2018, the Company entered into a credit agreement for $25.0 million secured by all Company assets, due June 1, 2021 (“2021 Term Loan”). The first $15.0 million of loan proceeds was received on June 1, 2018. The remaining loan proceeds of $10.0 million was received on July 16, 2018. The 2021 Term Loan bears interest at a rate of LIBOR plus 9%, and is therefore subject to market risk.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of June 30, 2018, the fair value of our Notes was approximately $115.3 million compared to their face value of $143.75 million as of June 30, 2018.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

At June 30, 2018, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company has not maintained effective controls due to material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2017 Form 10-K for the year ended December 31, 2017. These material weaknesses remain unremediated as of June 30, 2018. Furthermore, management also concluded that the Company has not maintained effective controls over the transition and implementation of the new accounting standard related to revenue recognition in the first quarter of 2018.

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

The opt-out plaintiffs allege a conspiracy by thirty six generic manufacturers to fix prices for thirty drug products including econazole nitrate cream, in violation of federal antitrust laws. The opt-out plaintiffs seek treble damages for alleged price overcharges for the thirty drug products identified in the complaint during the alleged period of conspiracy, and also seek injunctive relief against the defendants.

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

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against us regarding our development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. We developed the two products and Stayma purchased commercial quantities of each; however, Stayma now alleges that we breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. Because discovery in this matter is ongoing, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe this case is without merit, and we intend to vigorously defend against these claims. We filed a counter-claim against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products.

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

With the exception of 2015 and the three month period ended March 31, 2017, our expenses have exceeded our revenue in each of the last 12 years, and no net income has been available to common stockholders during each of these years. As of June 30, 2018, our stockholders’ equity was $39.1 million and we had an accumulated deficit of $85.6 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Two of our customers accounted for 47% of our revenue for the three months ended June 30, 2018, and three of our customers accounted for 55% of our revenue for the three months ended June 30, 2017. For the six months ended June 30, 2018, two of our customers accounted for 48% of our revenue and for the six months ended June 30, 2017, three of our customers accounted for 57% of our revenue. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Due to concentration of sales in a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, two of our products accounted for 14% of our revenue for the three months ended June 30, 2018. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

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

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. One of our facilities has undergone remediation of environmental contamination, and one of our facilities is currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $0.9 million as of June 30, 2018, and remaining costs accrued at June 30, 2018 totaled $0.1 million. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

In Canada, we and our suppliers of raw materials are also subject to regulation under Hazardous Products Act, Controlled Products Regulations, Consumer Product Safety Act, Canadian Environmental Protection Act and other current and potential future federal, provincial/territorial or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, provincial/territorial and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources.

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

A significant amount of our total assets is related to goodwill and intangible assets. As of June 30, 2018, the value of our goodwill and intangible assets net of accumulated amortization was $53.4 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

As of December 31, 2017, we had U.S. federal net operating losses (NOLs) of approximately $41.7 million which will expire from 2020 through 2037. The use of these NOLs may be limited in future years under IRC Section 382 which imposes an annual limitation on the amount of taxable income that can be offset by NOL carryovers and certain built in losses (collectively referred to as Pre-change Losses) that are attributable to the period preceding an ownership change. Under Code Section 382, an ownership change occurs when one or more “Five-percent Shareholders” increase their ownership in the corporation’s stock, in the aggregate, by more than fifty percentage points during a three-year testing period. An ownership change as defined by Code Section 382 occurred during 2010 and triggered a limitation under Code Section 382 on the usage of an aggregated $23.3 million of NOLs at the change date. We estimate that the annual limitation on such NOLs aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. Net Operating Losses since the 2010 change date aggregate $23.1 million and we do not believe that these NOLs are subject to limitation. Limitation NOLs utilized aggregated $4.7 million as of December 31, 2017.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at June 30, 2018. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of June 30, 2018, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. As described in Item 4, "Controls and Procedures" we restated our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. Moreover, other material weaknesses may be identified.

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

As of June 30, 2018, our total consolidated net indebtedness was $129.5 million. Our substantial level of indebtedness coupled with our net loss increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

For the six months ended June 30, 2018, the average daily trading volume of our common stock on the NASDAQ Global Select Market was approximately 693,254 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

10.1*
The Company is filing a corrected copy of its Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”) as Exhibit [10.1] hereto, in the interest of correcting a typographical error that appeared in the previous filing of the 2016 Plan.  No other changes have been made to the 2016 Plan.”

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: August 9, 2018	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: August 9, 2018	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.1*	Separation Agreement

10.1*
The Company is filing a corrected copy of its Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”) as Exhibit [10.1] hereto, in the interest of correcting a typographical error that appeared in the previous filing of the 2016 Plan.  No other changes have been made to the 2016 Plan.”

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.