Form 10-Q/A
period 2018-06-30
Teligent, Inc.
filed 2018-12-12
CIK 352998

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to revise and restate the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which we originally filed with the Securities and Exchange Commission on August 9, 2018 (the “Original Form 10-Q”):

(i)	Item 1 of Part I “Financial Information”

(ii)	Item 2 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

(iii)	Item 4 of Part II "Controls and Procedures"

(iv)	Item 6 of Part II “Exhibits”

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2 and our financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected by the restatement, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q.

On November 8, 2018, after discussions with the Company’s Audit Committee, management concluded that the unaudited interim condensed consolidated financial statements included in the Original Form 10-Q for the quarter ended June 30, 2018 were required to restate to correct the following accounting errors:

1.
To correct the accounting for the early and partial extinguishment of the Company’s Convertible 3.75% Senior Notes due 2019 (the “2019 Notes”) that resulted from the separate exchange agreements entered into with certain holders of the 2019 Notes in April 2018.

2.	To correct certain other accounting errors which management believes are immaterial on an individual and aggregate basis to the Company’s unaudited interim condensed consolidated financial statements.

Note 1, Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements, in the Company’s unaudited interim condensed consolidated financial statements included in Item 1 of Part I “Financial Information” provides further information regarding the correction of these accounting errors. In addition, Item 4 “Controls and Procedures” of Part I “Financial Information” discloses the material weaknesses in the Company’s internal control over financial reporting associated with the correction of these accounting errors.  As disclosed therein, management is currently evaluating the changes needed in the Company’s internal control over financial reporting to remediate these material weaknesses.

This report on Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Except as discussed above, the Company has not modified, or updated disclosures presented in this Form 10-Q/A. Accordingly, the Form 10-Q/A does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the correction of the foregoing accounting errors is unchanged and reflects the disclosures made at the time of the Original Form 10-Q.

PART I
FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)
(Unaudited)

	June 30, 2018 (As Restated - See Note 1)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$13,675	$26,692
Accounts receivable, net	16,081	12,742
Inventories, net	17,575	16,075
Prepaid expenses and other receivables	2,206	3,622
Total current assets	49,537	59,131

Property, plant and equipment, net	83,290	68,355
Intangible assets, net	52,930	56,017
Goodwill	445	471
Other assets	577	611
Total assets	$186,779	$184,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,771	$10,595
Accrued expenses	9,269	8,101
Total current liabilities	18,040	18,696

2021 Term Loan, net of debt discount and debt issuance costs (face of $15,000 as of June 30, 2018)	14,198	—
Convertible 3.75% Senior Notes, net of debt discount and debt issuance costs (face of $68,660 and $143,750 as of June 30, 2018 and December 31, 2017, respectively)	60,312	120,977
Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $75,090 as of June 30, 2018)	55,369	—
Deferred tax liability	148	159
Total liabilities	148,067	139,832

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,512,888 and 53,400,281 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	554	554
Additional paid-in capital	118,524	106,312
Accumulated deficit	(78,015)	(60,094)
Accumulated other comprehensive loss	(2,351)	(2,019)
Total stockholders’ equity	38,712	44,753
Total liabilities and stockholders' equity	$186,779	$184,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(As Restated - See Note 1)		(As Restated - See Note 1)

Revenue, net	16,249	16,432	30,794	34,095

Costs and expenses:
Cost of revenues	11,465	8,395	20,790	15,124
Selling, general and administrative expenses	5,727	4,706	11,087	9,005
Product development and research expenses	3,967	5,113	7,358	8,781
Total costs and expenses	21,159	18,214	39,235	32,910
Operating (loss) income	(4,910)	(1,782)	(8,441)	1,185

Other income (expense):
Foreign currency exchange (loss) gain	(3,220)	3,822	(1,895)	4,901
Debt partial extinguishment of Convertible 3.75% Senior Notes	(2,467)	—	(2,467)	—
Interest and other expense, net	(2,499)	(2,936)	(5,071)	(6,068)
(Loss) income before income tax expense	(13,096)	(896)	(17,874)	18

Income tax expense	23	23	47	106

Net loss attributable to common shareholders	$(13,119)	$(919)	$(17,921)	$(88)

Basic and diluted loss per share	$(0.25)	$(0.02)	$(0.34)	$—

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,510,712	53,304,407	53,484,756	53,250,109

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2018	2017	2018	2017
	(As Restated - See Note 1)		(As Restated - See Note 1)
Net loss	$(13,119)	$(919)	$(17,921)	$(88)

Other comprehensive loss, net of tax;
Foreign currency translation adjustment	(28)	(163)	(332)	(245)
Other comprehensive loss	(28)	(163)	(332)	(245)

Comprehensive loss	$(13,147)	$(1,082)	$(18,253)	$(333)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share information)
(Unaudited)
(As Restated - See Note 1)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2017	53,400,281	$554	$106,312	$(2,019)	$(60,094)	$44,753

Stock based compensation expense	—	—	1,165	—	—	1,165
Stock options exercised	11,000	—	12	—	—	12
Issuance of stock for vested restricted stock units	101,607	—	—	—	—	—
Fair value of conversion feature on Convertible 4.75% Senior Notes	—	—	18,637	—	—	18,637
Partial extinguishment of equity component of Convertible 3.75% Senior Notes	—	—	(7,602)	—	—	(7,602)
Cumulative translation adjustment	—	—	—	(332)	—	(332)
Net loss	—	—	—	—	(17,921)	(17,921)

Balance, June 30, 2018	53,512,888	$554	$118,524	$(2,351)	$(78,015)	$38,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
	(As Restated - See Note 1)
Cash flows from operating activities:
Net loss	$(17,921)	$(88)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization of fixed assets	1,133	822
Provision for bad debt expense	811	26
Provision for write down of inventory	1,154	918
Stock based compensation	1,103	1,739
Amortization of debt issuance costs	505	456
Amortization of intangible assets	1,550	1,396
Foreign currency exchange loss (gain)	1,895	(4,901)
Partial extinguishment of Convertible 3.75% Senior Notes	2,467	—
Amortization of debt discount	4,422	4,183
Loss on impairment of intangible assets	22	—
Changes in operating assets and liabilities
Accounts receivable	(4,227)	(4,008)
Inventories	(2,816)	(2,554)
Prepaid expenses and other current receivables	1,443	(208)
Other assets	35	20
Accounts payable and accrued expenses	(4,086)	892

Net cash used in operating activities	(12,510)	(1,307)

Cash flows from investing activities:
Capital expenditures	(12,523)	(15,286)

Net cash used in investing activities	(12,523)	(15,286)

Cash flows from financing activities:
Proceeds from exercise of common stock options	12	267
Proceeds from 2021 Term Loan	15,000	—
Debt fees on Convertible 4.75% Senior Notes and 2021 Term Loan	(2,457)	—

Net cash provided by financing activities	12,555	267

Effect of exchange rate on cash and cash equivalents	(540)	536
Net decrease in cash, cash equivalents and restricted cash	(12,478)	(16,326)
Cash, cash equivalents and restricted cash at beginning of period	27,165	66,481

Cash, cash equivalents and restricted cash at end of period	$14,147	$50,691

Supplemental Cash flow information:
Cash payments for interest	$2,475	$2,695
Cash payments for income taxes	48	93

Non cash operating, investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	$3,042	$4,260
Capitalized interest in capital expenditures	477	—
Capitalized stock compensation in capital expenditures	63	66
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2017 has been derived from those audited consolidated financial statements. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

1. Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, management determined a material adjustment was needed to correct the accounting for the early and partial extinguishment of the Company’s Convertible 3.75% Senior Notes due 2019 (the “2019 Notes”) that resulted from the separate exchange agreements entered into with certain holders of the 2019 Notes in April 2018 (see Note 7 for further information regarding the 2019 Notes). Accordingly, the accompanying unaudited interim condensed consolidated financial statements of the Company for the three and six-months ended June 30, 2018, and the related notes hereto, have been restated to correct this error. In addition, the Company has elected to correct certain other accounting errors, which management believes are immaterial on an individual and aggregate basis to the Company’s unaudited interim condensed consolidated financial statements for the three and six-months ended June 30, 2018 and 2017. The correction of all the foregoing accounting errors is collectively referred to herein as "the Restatement". A summary of the correction of these accounting errors, and their impact on the unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 2018 and June 30, 2017, are as follows:

(1)In April 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes to exchange an aggregate of $75.1 million of the 2019 Notes for an equal amount of newly issued Convertible 4.75% Senior Notes due 2023. The effect of this exchange was accounted for as an early and partial extinguishment of $75.1 million of the 2019 Notes, whereby an aggregate of approximately $10.1 million unamortized debt discount and financing costs associated with the 2019 Notes were written off and recognized as non-cash interest expense. Upon further analysis, management determined that the exchange of $75.1 million of 2019 Notes should have been accounted for by applying the cash conversion guidance prescribed by ASC 470-20, which requires, upon derecognition, among other things, an allocation of the fair value of the consideration transferred at settlement between (i) the extinguished liability component and (ii) the reacquired equity component. Accordingly, the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2018 have been restated to reflect the application of this guidance in ASC 470-20 by decreasing the amount of non-cash interest expense recognized during the three and six-month periods ended June 30, 2018 by approximately $7.6 million, increasing the Company’s outstanding Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs, as of June 30, 2018 by approximately $0.4 million, and decreasing additional paid-in capital as of June 30, 2018 by approximately $8.0 million.

(2)The Company identified approximately $0.3 million of uncollectible accounts receivable related to certain prior period pricing and shipment errors. Accordingly, the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2018 has been revised to reflect the write-off of these out of period amounts by decreasing Revenue, net by approximately $0.3 million for the three and six-month periods ended June 30, 2018, respectively, decreasing Accounts Receivable, net, by $0.4 million and increasing Accounts Payable by $0.1 million as of June 30, 2018.

(3)The Company identified approximately $0.2 million of uncollectible accounts receivable related to pricing and shipment errors that were previously written off and incorrectly classified within as Selling, General and Administrative Expenses rather than a reduction of Revenue, net. Accordingly, the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2018 has been revised to reflect the proper classification of this amount by decreasing Revenues, net and decreasing Selling, General and Administrative Expenses by approximately $0.2 million for the three and six-month periods ended June 30, 2018, respectively.

(4)The Company identified approximately $0.3 million of costs that were previously incurred and should have been capitalized to Property, Plant and Equipment, net rather than recognized as Cost of Revenues. Accordingly, the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2018 has been revised to reflect the proper classification of this out of period amount by increasing Property, Plant, and Equipment as of June 30, 2018 and reducing Cost of Revenues for the three and six-month periods ended June 30, 2018 by approximately $0.3 million, respectively. The effect on depreciation expense associated with the correction of this error was nil.

(5) The Company pays wholesalers certain fees associated with the sale of the Company’s product. The payment of these fees had been historically classified by the Company as cost of revenues and accrued expenses prior to the adoption of ASC 606, Revenue from Contracts with Customers. As disclosed in Note 4, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method, at which time the Company began classifying the payment of wholesaler fees as a reduction of revenue and accounts receivable. Upon further analysis, however, management determined that these fees should have always been classified as a reduction of revenue and accounts receivable, rather than as costs of revenues and accrued expenses, because the services provided by the Company’s wholesalers cannot generally be provided by third parties and the underlying fees are not specifically identifiable from other services. As a result, the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2017 has been revised to correct the presentation of wholesaler fees as a reduction of revenue rather than as cost of revenues. The correction of this error resulted in a reduction of revenue of approximately of $2.0 million and $4.2 million, respectively, for the three and six-month periods ended June 30, 2017. In addition, the correction of this error resulted in a reduction in accounts receivable and decrease in accrued expenses of approximately $5.4 million, respectively, as of June 30, 2017 and $7.0 million, respectively, as of December 31, 2017.

(6) Prior to the adoption of ASC 606, the Company classified Medicaid, Medicare and other rebates (the “Rebates”) as a reduction of accounts receivable, whereas subsequent to adoption of ASC 606 the Company began classifying the Rebates as accrued expenses. Upon further analysis, management determined that the Rebates should have always been classified as accrued expenses because their terms require cash settlement and are payable to third parties that are other than the Company’s customer. The correction of this error resulted in an increase in accounts receivable and increase in accrued expenses of $2.5 million, respectively, as of June 30, 2017 and $1.6 million, respectively, as of December 31, 2017.

The following tables summarize the effect of the Restatement on the Company's unaudited interim condensed consolidated financial statements as of and for the three and six-months ended June 30, 2017 (in thousands):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30, 2018				Six months ended June 30, 2018
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenues:
Revenues, net	$16,751	$(502)	(2), (3)	$16,249	$31,296	$(502)	(2), (3)	$30,794

Costs and Expenses:
Cost of revenues	11,728	(263)	(4)	11,465	21,053	(263)	(4)	20,790
Selling, general and administrative expenses	5,961	(234)	(3)	5,727	11,321	(234)	(3)	11,087

Total costs and expenses	21,656	(497)		21,159	39,732	(497)		39,235

Operating loss	(4,905)	(5)		(4,910)	(8,436)	(5)		(8,441)

Other Income (Expense):
Partial extinguishment of Convertible 3.75% Notes	(10,069)	7,602	(1)	(2,467)	(10,069)	7,602	(1)	(2,467)

Loss before income tax expense	(20,693)	7,597		(13,096)	(25,471)	7,597		(17,874)

Net loss	$(20,716)	$7,597		$(13,119)	$(25,518)	$7,597		$(17,921)

Basic and diluted loss per share	$(0.39)	$0.14		$(0.25)	$(0.48)	$0.14		$(0.34)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2018			June 30, 2018
	As Previously Reported	Adjustments		As Restated
Accounts receivable, net	$16,232	$(151)	(2)	$16,081
Total current assets	49,688	(151)		49,537

Property, plant and equipment	83,027	263	(4)	83,290

Total assets	$186,667	$112		$186,779

Current liabilities:
Accounts payable	$8,654	$117	(2)	$8,771

Total current liabilities	17,923	117		18,040

Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $75,090, as of June 30, 2018)	54,963	406	(1)	55,369
Total liabilities	147,544	523		148,067

Additional paid in capital	126,532	(8,008)	(1)	118,524
Accumulated deficit	(85,612)	7,597		(78,015)
Total stockholders’ equity	39,123	(411)		38,712
Total liabilities and stockholders' equity	$186,667	$112		$186,779

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended June 30, 2018				Six months ended June 30, 2018
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Net loss	$(20,716)	$7,597	(1),(2),(3),(4)	$(13,119)	$(25,518)	$7,597	(1),(2),(3),(4)	$(17,921)

Comprehensive loss	$(20,744)	$7,597	(1),(2),(3),(4)	$(13,147)	$(25,850)	$7,597	(1),(2),(3),(4)	$(18,253)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Six months ended June 30, 2018
	As Previously Reported	Adjustments		As Restated
Net loss	$(25,518)	$7,597	(1),(2),(3),(4)	$(17,921)
Additional Paid in Capital	126,532	(8,008)	(1)	118,524
Total Stockholder's Equity	$39,123	$(411)	(1),(2),(3),(4)	$38,712

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30, 2018
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income (loss)	$(25,518)	$7,597	(1),(2),(3),(4)	$(17,921)

Stock based compensation	1,113	(10)	(4)	1,103
Partial extinguishment of Convertible 3.75% Senior Notes	10,069	(7,602)	(1)	2,467

Changes in operating assets and liabilities:
Accounts receivable	1,023	(5,250)	(2),(5), (a)	(4,227)
Accounts payable and accrued expenses	(9,604)	5,518	(5), (a)	(4,086)

Net cash provided by operating activities	(12,763)	253		(12,510)

Cash flows from investing activities:
Capital expenditures	(12,270)	(253)	(4)	(12,523)

Net cash used in investing activities	(12,270)	(253)		(12,523)

Non cash investing and financing transactions:
Capitalized stock compensation in capital expenditures	53	10	(4)	63

	Condensed Consolidated Statements of Operations
	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	As Previously Reported	Adjustments		As Revised	As Previously Reported	Adjustments		As Revised

Revenue, net	$18,408	$1,976	(5)	$16,432	$38,299	$4,204	(5)	$34,095
Cost of revenues	10,371	1,976	(5)	8,395	19,328	4,204	(5)	15,124
Total costs and expenses	20,190	1,976	(5)	18,214	37,114	4,204	(5)	32,910

	Condensed Consolidated Balance Sheet				Condensed Consolidated Balance Sheet
	June 30, 2017				December 31, 2017
	As Previously Reported	Adjustments		As Revised	As Previously Reported	Adjustments		As Revised

Accounts receivable, net	$27,272	$2,853	(5),(6)	$24,419	$18,143	$5,401	(5),(6)	$12,742
Total current assets	95,009	2,853	(5),(6)	92,156	64,532	5,401	(5),(6)	59,131
Total assets	196,385	2,853	(5),(6)	193,532	189,986	5,401	(5),(6)	184,585

Accrued expenses	12,019	2,853	(5),(6)	9,166	13,502	5,401	(5),(6)	8,101
Total current liabilities	21,728	2,853	(5),(6)	18,875	24,097	5,401	(5),(6)	18,696
Total liabilities	137,977	2,853	(5),(6)	135,124	145,233	5,401	(5),(6)	139,832
Total liabilities and stockholders' equity	196,385	2,853	(5),(6)	193,532	189,986	5,401	(5),(6)	184,585

	Condensed Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments		As Revised

Cash flows from operating activities
Accounts receivable	$(5,530)	$(1,522)	(5),(6)	$(4,008)
Accounts payable and accrued expenses	2,414	1,522	(5),(6)	892

2. Nature of the Business and Liquidity

Nature of the Business

Teligent, Inc. and its subsidiaries (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market in alternate dosage forms. Under our own label, we currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada.  In the United States, we currently market 28 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. In Canada, we sell over 30 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter ("OTC"), and cosmetic markets. We operate our business under one reportable segment. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Toronto, Canada, and Tallinn, Estonia.

Liquidity

Our capital resources were comprised of cash and cash equivalents of $13.7 million and $26.7 million as of June 30, 2018 and December 31, 2017, respectively. The reduction in our cash during the six months ended June 30, 2018 was largely due to our additional year-to-date investment of $12.5 million in the Company's new manufacturing facility located in Buena, New Jersey, along with the timing of our accounts receivable collections and expense payments associated with our launch of five new products in the U.S. market. In addition, we had an accumulated deficit of $78.0 million as of June 30, 2018 and incurred a $17.9 million net loss and used $12.5 million in net cash from operating activities during the six months ended June 30, 2018.

Our liquidity needs have typically arisen from the funding of our manufacturing facility, research and development programs and the launch of new products. In the past, we have met these cash requirements through cash inflows from operations, working capital management, and proceeds from our Convertible 3.75% Senior Notes ("2019 Notes"). The 2019 Notes were issued in December 2014 and are due in December 2019. On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. The agreements gave the holder the right to exchange in aggregate $75.1 million of the 2019 Notes for $75.1 million of new Convertible 4.75% Senior Notes due 2023 (“2023 Notes”). Additional information is provided in Note 7. We expect to continue to incur significant expenditures for the development of new products in our pipeline, and the manufacturing and sales and marketing of our existing product. While we rely heavily on cash flows from operating activities and borrowings and from outside sources to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or will be available to the Company to the extent required and on acceptable terms.

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

On June 1, 2018, the Company secured a term loan ("2021 Term Loan") for $25.0 million to support the operations of the business. The first $15.0 million of loan proceeds was received on June 1, 2018. The remaining loan proceeds of $10.0 million was received on July 16, 2018. The Company is currently evaluating alternative financing methods. As the Company continues to review its capital and debt structure, there can be no assurance that a strategic alliance or debt financing will be available on terms acceptable to the Company, or at all. The board of directors and management of the Company intend to exercise all options available in order to enable the Company to support its current growth strategy and operations beyond December 2019.

Out of Period Adjustments

For the three and six months ended June 30, 2018, the Company recorded the following adjustments (in thousands) related to prior periods. The net impact of the adjustments on any prior annual or interim periods financial statements was not significant. There were no adjustments related to prior periods recorded for the three and six months ended June 30, 2017.

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Wholesale fees (Revenue)	$856	$1,218
Medicaid (Revenue)	297	297
Pricing and shipment adjustment (Revenue) (2), (3)	(502)	(502)
Sales return reserve (Revenue)	—	(577)
Inventory adjustments (Cost of revenues)	—	95
Capitalization of property, plant and equipment (Cost of revenues) (4)	263	263
Bad debt expense (Selling, general and administrative expenses)	(578)	(578)
	$336	$216

3. Summary of Significant Accounting Policies

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

Stock Based Compensation

ASC 718-10 defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options, restricted stock units ("RSU's") and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions. Stock-based compensation expense is recognized over the requisite service period of the award, which usually coincides with the vesting period of the grant.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, notes payable, accounts payable and other accrued liabilities at June 30, 2018 approximate their fair value for all periods presented. As of June 30, 2018, the net carrying value of the 2019 Notes and 2023 Notes (collectively the "Notes" and discussed in Note 7) was approximately $115.7 million compared to their face value of $143.75 million. This variance is due to the conversion feature in the Notes rather than to changes in market interest rates. The Notes carry a fixed interest rate and therefore do not subject the Company to interest rate risk. As of June 30, 2018, the net carrying value of the 2021 Term Loan (discussed in Note 7) was approximately $14.2 million compared to the face value of $15.0 million. The variance is due to debt discount and debt financing costs. The 2021 Term Loan bears interest at a rate of LIBOR plus 9%, and is therefore subject to market risk.

Loss Per Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the 2019 and 2023 Notes, the exercise of options, and the vesting RSU's. For the three and six months ended June 30, 2018, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018 (Restated)	2017	2018 (Restated)	2017
Basic loss per share computation:
Net loss - basic and diluted	$(13,119)	$(919)	$(17,921)	$(88)
Weighted average common shares - basic and diluted	53,510,712	53,304,407	53,484,756	53,250,109
Basic and diluted loss per share	$(0.25)	$(0.02)	$(0.34)	$0.00

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company's revenue is recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns. The Company derives its revenues from three types of transactions: sales of its own pharmaceutical products (Company product sales), sales of manufactured product for its customers (contract manufacturing sales), and research and product development services performed for third parties. Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition policies for each. Taxes collected from customers and remitted to government authorities and that are related to the sales of the Company’s products are excluded from revenues. See more detailed information in Note 4.

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

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of our total revenue. For the three months ended June 30, 2018, two of the Company’s customers accounted for 49% of the Company’s revenue, consisting of 35% and 14%, respectively. For the three months ended June 30, 2017, three of the Company’s customers accounted for 50% of the Company’s revenue, consisting of 26%, 10% and 14%, respectively. For the six months ended June 30, 2018, two of the Company's customers accounted for 48% of the Company's revenue, consisting of 35% and 13%, respectively. For the six months ended June 30, 2017, three of the Company's customers accounted for 52% of the Company's revenue, consisting of 26%, 13% and 13%, respectively. Accounts receivable related to the Company’s major customers comprised 49% of all accounts receivable as of June 30, 2018, and 67% of all accounts receivable as of June 30, 2017. The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

For the three months ended June 30, 2018, domestic net revenues were $11.4 million and foreign net revenues were $4.9 million. For the six months ended June 30, 2018, domestic net revenues were $21.6 million and foreign net revenues were $9.2 million. As of June 30, 2018, domestic assets were $125.9 million and foreign assets were $60.9 million. For the three months ended June 30, 2017, domestic net revenues were $13.0 million and foreign net revenues were $3.4 million. For the six months ended June 30, 2017, domestic net revenues were $27.8 million and foreign net revenues were $6.3 million. As of June 30, 2017, domestic assets were $124.8 million and foreign assets were $68.7 million.

Foreign Currency Translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in Accumulated Other Comprehensive (Loss) ("AOCI") and reflected as a separate component of equity. For those subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in Foreign currency exchange gain line item under the Other income (expense), net section of the Condensed Consolidated Statement of Operations.

Debt Issuance Costs

Expenses related to debt financing activities are capitalized and amortized on an effective interest method, over the term of the loan and are to be netted against the carrying value of the financial liability, as required by ASU 2015-3. This standard aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. Amortization of debt issuance costs is to be recorded as interest expense on the Condensed Consolidated Statement of Operations.

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

4. Revenues, Recognition and Allowances

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

Contract manufacturing sales are recognized net of accruals for cash discounts and returns which are established at the time of sale, and are included in revenues, net in the Company's Condensed Consolidated Statement of Operations.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Company product sales	$14,677	$13,912	$27,913	$28,120
Contract manufacturing sales	1,450	2,407	2,748	5,824
Research and development services and other income	122	113	$133	$151
Revenue, net	$16,249	$16,432	$30,794	$34,095

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations is presented below according to contract type (in thousands):

	Three months ended June 30,		Six months ended June 30,
Company Product Sales	2018	2017	2018	2017
Topical	$7,888	$8,558	$15,795	$16,153
Injectables	6,789	5,354	12,118	11,967
Total	$14,677	$13,912	$27,913	$28,120

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

Net Company product sales of $14.7 million and $13.9 million for the three months ended June 30, 2018 and 2017, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Net Company product revenue of $27.9 million and $28.1 million for the six months ended June 30, 2018 and 2017, respectively, are included in product sales, net in the Condensed Consolidated Statements of Operations. Accounts receivable are presented net of SRA balances of $19.3 million and $33.7 million at June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, the Company recorded income of $0.8 million due to a decrease in the Medicaid reserve primarily related to finalizing the payment per the terms of the product acquisition agreement.

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

The Company's adjustments for the deductions to gross product sales are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gross product sales	$48,142	$66,744	$84,690	$121,044

Deduction to gross product sales:
Chargebacks and billbacks	21,449	44,090	38,364	74,105
Wholesaler fees for service	477	1,976	1,112	4,204
Sales discounts and other allowances	11,539	6,766	17,301	14,615
Total reduction to gross product sales	$33,465	$52,832	$56,777	$92,924

Company product sales, net	$14,677	$13,912	$27,913	$28,120

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

5. Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in-first-out method and consist of the following (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Raw materials	$10,655	$8,231
Work in progress	944	616
Finished goods	8,434	8,532
Inventories reserve	(2,458)	(1,304)
Inventories, net	$17,575	$16,075

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Land	$257	$257
Building and improvements	17,474	8,613
Machinery and equipment	9,674	9,142
Computer hardware and software	4,059	3,244
Furniture and fixtures	553	449
Construction in progress	60,531	55,017
	92,548	76,722
Less accumulated depreciation and amortization	(9,258)	(8,367)
Property, plant and equipment, net	$83,290	$68,355

The Company recorded depreciation expense of $1.1 million and $0.8 million for the six months ended June 30, 2018 and June 30, 2017, respectively. During the three months ended June 30, 2018 and June 30, 2017, there was $1.5 million of interest and $0.7 million of interest, respectively, capitalized into construction in progress. For the six months ended June 30, 2018 and June 30, 2017, there was $2.8 million of interest and $1.2 million of interest, respectively, capitalized into construction in progress. This increase in capitalized interest is related to outstanding costs for the Company's facility expansion project in Buena. During the three months ended June 30, 2018 and June 30, 2017, there was $0.7 million of payroll costs and $0.2 million of payroll costs, respectively, capitalized into construction in progress. For the six months ended June 30, 2018 and June 30, 2017, there was $1.1 million of payroll costs and $0.4 million of payroll costs, respectively, capitalized into construction in progress.

7. Debt

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

On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. The agreements gave the holders the right to exchange, in aggregate, $75.1 million of the 2019 Notes for $75.1 million of new Convertible 4.75% Senior Notes due 2023 (the “2023 Notes”). The new 2023 Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. At the option of the holders, the 2023 Notes are convertible into shares of the Company’s common stock, cash or a combination thereof. The initial conversion rate is $224.71 per share, subject to certain adjustments, related to either the Company's stock price volatility, or the Company's declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders will be entitled to receive additional shares of common stock for a potential increase of the conversion rate up to $280.90 per share under a make-whole provision in some circumstances. The Company incurred loan issue costs of $1.6 million upon issuance of the 2023 Notes.

In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, we allocated the principal amount of the 2023 Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the 2023 Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 2023 Notes over the carrying amount of the liability component was recorded as a debt discount of $19 million, and is being amortized to interest expense using the effective interest method through the maturity date. We allocated the total amount of transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the 2023 Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Notes, and are being amortized to interest expense using the effective interest method through the maturity date. Transaction costs attributable to the equity component were netted with the equity component of the 2023 Notes in additional paid-in capital. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs, is 12.10%.

The exchange of $75.1 million of the 2019 Notes for the 2023 Notes is considered an extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the aforementioned guidance, the Company recorded $2.5 million of non-cash interest expense as an extinguishment loss related to the 2019 Notes in the Condensed Consolidated Statement of Operations. In addition the Company recorded a $7.6 million reduction of Additional Paid in Capital in connection with the extinguishment of $75.1 million of the 2019 Notes.

Term Loan

On June 1, 2018, the Company entered into a credit agreement for $25.0 million secured by all Company assets, due June 1, 2021 (“2021 Term Loan”). The 2021 Term Loan has limited financial and non-financial covenants inclusive of a minimum cash carry balance of $5.0 million. The 2019 Notes and 2023 Notes are subordinate to the 2021 Term Loan. The first $15.0 million of loan proceeds was received on June 1, 2018. The remaining loan proceeds of $10.0 million were subject to closing conditions as defined in the agreement and were received on July 16, 2018. The 2021 Term Loan incurred loan issue costs of $0.5 million and a discount of $0.4 million. The discount is due to lender fees paid on the initial drawdown of $15.0 million. The issue costs and discount are recognized as interest expense over the term of the 2021 Term Loan. The 2021 Term Loan bears interest at a rate of LIBOR plus 9%, with a stated floor of 2%. The effective interest, inclusive of the debt discounts and issue costs is 12.78% 13.56% per year.

At June 30, 2018 and December 31, 2017, the net carrying value of the debt and the remaining unamortized debt discounts and debt issuance costs were as follows (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Face amount of the 2019 Notes (non-current due December 2019)	$68,660	$143,750
Face amount of the 2021 Loan (non-current due June 2021)	15,000	—
Face amount of the 2023 Notes (non-current due May 2023)	75,090	—
	158,750	143,750
Less unamortized discounts and debt issuance costs	28,871	22,773
Total Carrying Value, Net	$129,879	$120,977

For the six months ended June 30, 2018 and 2017, the Company recorded the following expenses in relation to the debt (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest expense of the 2019 Notes (1)	$878	$1,347	$2,226	$2,695
Interest expense of the 2021 Loan	141	—	141	—
Interest expense of the 2023 Notes (1)	634	—	634	—
Debt partial extinguishment of 2019 Notes	2,467	—	2,467	—
Debt discount amortization of the 2019 Notes (1)	1,571	2,126	3,910	4,183
Debt discount amortization of the 2021 Loan	14	—	14	—
Debt discount amortization of the 2023 Notes (1)	498	—	498	—
Debt financing amortization of the 2019 Notes (1)	191	232	446	456
Debt financing amortization of the 2021 Loan	17	—	17	—
Debt financing amortization of the 2023 Notes (1)	42	—	42	—
Interest expense	$6,453	$3,705	$10,395	$7,334

(1) Included within "Interest and other expense, net" on the Condensed Consolidated Statements of Operations, offset by interest income and capitalized interest, as disclosed Note 6.

8. Goodwill and Intangible Assets

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

Changes to the carrying value in goodwill during the six months ended June 30, 2018 and the year ending December 31, 2017 were as follows (in thousands):

Goodwill
Goodwill balance at December 31, 2016	$446
Foreign currency translation	25
Goodwill balance at December 31, 2017	471
Foreign currency translation	(26)
Goodwill balance at June 30, 2018	$445

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

9. Stock-Based Compensation

Stock Options

The Company recognized $0.3 million and $0.6 million of compensation expense related to stock options during the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $1.2 million during the six months ended June 30, 2018 and 2017.

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

Expected volatility was calculated using the historical volatility of the Company's stock over the expected life of the options. The expected life of the options was estimated based on the Company's historical data. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the terms of the grants. Forfeitures are recognized in the period they occur. The assumptions used in the Black-Scholes options valuation model are highly subjective and can materially affect the resulting valuation.

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

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $0.1 million and $0.2 million of compensation expense during the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.5 during the six months ended June 30, 2018 and 2017, respectively, related to restricted stock and RSU awards. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At June 30, 2018, the Company had approximately $0.8 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through April 2021. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the six months ended June 30, 2018.

	Number of RSUs	Weighted Average Exercise Price
Non-vested balance at January 1, 2018	188,629	$8.27
Changes during the period:
Shares granted	122,949	3.36
Shares vested	(101,607)	9.07
Shares forfeited	(11,123)	7.21
Non-vested balance at June 30, 2018	198,848	$4.88

10. Income Taxes

The Company’s income tax expense was $0.02 million and $0.02 million for the three months ended June 30, 2018 and 2017, respectively. For the same two periods, the effective tax rates were 0.2% and 2.6%, respectively. The Company’s income tax expense was $0.04 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively and the effective tax rates were 0.3% and 589%, respectively.

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

The Company has assessed the impacts of the changes resulting from the United States Tax Cuts and Jobs Act (U.S. TCJA) and has recognized an income tax benefit and a corresponding receivable of $0.1 million related to the recoverability of Alternative Minimum Tax Credits. Deferred tax assets, liabilities and valuation allowances have been remeasured at the new rate of 21%. Except for the recognition of the Alternative Minimum Tax Credit, there was no income impact from the remeasurement since all U.S. net deferred tax assets are fully reserved by the Company. At present, we do not estimate any material impacts from the repatriation tax. While we have completed our provisional analysis of the income tax effects of the U.S.TCJA, the related tax effects may need to be adjusted, possibly materially, due to further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decision we may take as a result of the new legislation. We will complete our analysis over the one-year measurement period from the enactment of the law as provided for by "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118), and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period(s) when such adjustments are determined.

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

11. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

As of June 30, 2018 and December 31, 2017, the largest components of accrued expenses were (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Capital expenditures	$2,476	$1,947
Payroll	1,483	1,580
Professional fees	1,284	546
Interest expense	763	240
Clinical studies	603	596
Royalties	578	856
Medicaid and Medicare	542	1,487
Inventory and Supplies	460	58
Rebates	332	83
Income Tax	60	58
Other	688	650
	$9,269	$8,101

12. Legal and U.S. Regulatory Proceedings

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

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide.  The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. Because discovery in this matter is ongoing, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes this case is without merit, and the Company intends to vigorously defend against these claims. The Company filed a counter-claim against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products. These invoices have been fully reserved.

13. Subsequent Events

The Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 with the SEC by the required filing date due to additional time required to restate the Company’s interim condensed consolidated financial statements for the three and six-months ended June 30, 2018 for the matters disclosed in Note 1. As a result, the Company was not in compliance with the non-financial covenant prescribed by the Term Loan disclosed in Note 7 as of September 30, 2018, which requires timely filing of the Company’s annual and interim consolidated financial statements, and the Company’s ability to offer up to $50.0 million in debt or equity securities through its existing shelf registration statement on file with the SEC was suspended for a period of twelve months. Moreover, due to the lack of compliance with the non-financial covenant prescribed by the Term Loan, the Company reclassified the net carrying value of $24.2 million as current debt in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2018.

On November 12, 2018, the Company entered into a financing commitment whereby Ares Capital Management (“Ares”) has agreed to loan the Company up to $120.0 million (“Ares Credit Facility”). The Ares Credit Facility will be secured by all of the Company’s asset and will be funded in three tranches: (1) an asset based revolving credit facility of $25.0 million due November 2022 (“2022 Revolver”), (2) a term loan of $80.0 million due February 2023 (“2023 Term Loan”), and (3) a delayed draw term loan of $15.0 million also due in February 2023 (“2023 Delayed Draw Term Loan”). In addition, the Ares Credit Facility will require the Company to comply with certain affirmative non- financial covenants relating to periodic reporting and maintaining compliance with standard rules and regulations customary in the markets where the Company competes, as well as negative financial covenants limiting levels of indebtedness and restricting certain payments, as well as  minimum revenue covenants for each twelve-month period ending December 31, 2018, March 31, 2019 and June 30, 2019, minimum consolidated adjusted EBITDA covenants for the twelve-month period ending September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 and minimum net leverage ratio covenants for the twelve-month period ending December 31, 2020 and ending each fiscal quarter thereafter until maturity. The 2023 Term Loan and 2023 Delayed Draw Term Loan will be subordinate to the 2022 Revolver. The proceeds from both the 2022 Revolver and 2023 Term Loan are anticipated to be funded in the fourth quarter upon execution of the final agreements with Ares, whereas the 2023 Delayed Draw Term Loan will be made available when the Company initiates capital improvements to substantially increase manufacturing capacity in its Buena, New Jersey injectable manufacturing facility, which is currently to begin in fiscal year 2018. The Company intends to use the proceeds from 2023 Term Loan to extinguish its existing $25.0 million 2021 Term Loan, as well as extinguish its remaining outstanding $68.7 million of December 2019 Notes. The 2022 Revolver will bear interest at a rate of LIBOR plus 3.75%, whereas the 2023 Term Loan and 2023 Delayed Draw Term Loan will bear interest at a rate of LIBOR plus 8.75% with a 24-month paid-in-kind interest option available to the Company should it choose to defer cash interest payments in order to provide further liquidity to continue launching new products.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The forward-looking statements set forth herein speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. The Company operates its business under one reportable segment.

As discussed in Note 1, Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements, in the Company’s unaudited interim condensed consolidated financial statements included in Item 1 of Part I “Financial Information”, the Company’s unaudited interim condensed consolidated financial statements for the three and six-month periods ended June 30, 2018 and 2017 have been revised to give effect to the Restatement. Accordingly, the discussion and analysis below for the three and six-month periods ended June 30, 2018 and 2017 have been revised to give effect to the Restatement. The revised discussion and analysis presented below provides information to assist in understanding the Company’s financial condition and results of operations, and should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements included in Item 1.

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

The three large wholesale drug distributors are AmerisourceBergen Corporation ("ABC"); Cardinal Health, Inc. ("Cardinal"); and McKesson Drug Company, ("McKesson"). ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. There are generally three major negotiating entities in the US market. Walgreens Boot Alliance, Inc. consists of Walgreens, AmerisourceBergen's PRxO Generics program, and Econdisc members. Red Oak Sourcing consists of CVS and Cardinal’s source program. Finally, ClarusOne consists of Walmart, RiteAid and McKesson’s OneStop program. A loss of any of these major entities could result in a significant reduction in revenue.

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

For the three months ended June 30, 2018, we had sales to two customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 35% and 14%, respectively, and represented 49% of total revenues. Accounts receivable related to these major customers comprised 33% and 16%, respectively, of all accounts receivable as of June 30, 2018. For the three months ended June 30, 2017, we had sales to three customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 26%, 14% and 10%, respectively, and represented 50% of total revenues. Accounts receivable related to these major customers comprised 67% of all accounts receivable as of June 30, 2017. For the six months ended June 30, 2018, we had sales to two customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 35% and13%, respectively, and represented 48% of total revenues. For the six months ended June 30, 2017, we had sales to three customers, which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 26%, 13% and 13%, respectively, and represented 52% of total revenues.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended June 30, 2018, approximately 69% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 86% of total contract manufacturing revenue for the three months ended June 30, 2017. For the six months ended June 30, 2018, approximately 76% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 85% of total contract manufacturing revenue for the six months ended June 30, 2017. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the three months ended June 30, 2018 and June 30, 2017. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the six months ended June 30, 2018 and June 30, 2017.

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

Out of Period Adjustments

For the three and six months ended June 30, 2018, the Company recorded the following adjustments (in thousands) related to prior periods. The net impact of the adjustments on any prior annual or interim periods financial statements was not significant. There were no adjustments related to prior periods recorded for the three and six months ended June 30, 2017.

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Wholesale fees (Revenue)	$856	$1,218
Medicaid (Revenue)	297	297
Pricing and shipment adjustment (Revenue)	(502)	(502)
Sales return reserve (Revenue)	—	(577)
Inventory adjustments (Cost of revenues)	—	95
Capitalization of property, plant and equipment (Cost of revenues)	263	263
Bad debt expense (Selling, general and administrative expenses)	(578)	(578)
	$336	$216

Results of Operations

Three months ended June 30, 2018 compared to June 30, 2017

We had a net loss of $13.1 million, or $0.25 per share, for the three months ended June 30, 2018, compared to a net loss of $0.9 million, or $0.02 per share, for the three months ended June 30, 2017. Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2018	2017	$	%
Product sales, net	$16,127	$16,319	$(192)	(1)%
Research and development services and other income	122	113	9	8%
Total Revenues	$16,249	$16,432	$(183)	(1)%

Revenues were $16.2 million for the three months ended June 30, 2018, compared to $16.4 million for the same period in the prior year. This represents a $0.2 million decrease in 2018 from the same period in the prior year. This decrease in product sales of $0.2 million is attributed to a decrease in revenue from Zantac Injectable which represented 8% of total revenue in the second quarter of 2017, as compared to 7% of total revenue in the second quarter of 2018, Lidocaine Ointment which represented 23% of total revenue in the second quarter of 2017, as compared to 6% of total revenue in the second quarter of 2018 and contract manufacturing services revenue decreased quarter over quarter, from 15% of total revenue down to 9%. This was partially offset by the product launch of Hydrocortisone Butyrate Lotion.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Cost of revenues	$11,465	$8,395	$3,070	37%
Selling, general and administrative expenses	5,727	4,706	1,021	22%
Product development and research expenses	3,967	5,113	(1,146)	(22)%
Totals costs and expenditures	$21,159	$18,214	$2,945	16%

Cost of revenues increased as a percentage of total revenue to 71% for the three months ended June 30, 2018 as compared to 51% for the same period in 2017. The increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix and pricing, in addition to customer and product mix for our contract services revenue.  For the three months ended June 30, 2018, cost of revenues also included an increase in inventory reserves of $0.5 million of costs related to the write-down of inventory. Some production inefficiencies can be attributed to the expanding of our manufacturing footprint and capacity in topical manufacturing, and adding sterile manufacturing capabilities at the existing facility.

Selling, general and administrative expenses for the three months ended June 30, 2018 increased by $1.0 million as compared to the same period in 2017. For the three months ended June 30, 2018 there were increases of $0.6 million for bad debt expense, $0.5 million increase in legal and professional fees offset by a $0.1 million decrease in salaries and related costs.

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

Other Expense (in thousands):

	Three Months Ended June 30,		(Increase)/Decrease
	2018	2017	$	%
Debt partial extinguishment of 2019 Notes	$(2,467)	$—	$(2,467)	—%
Interest and other expense, net	$(2,499)	$(2,936)	$437	15%
Foreign currency exchange (loss) gain	$(3,220)	$3,822	$(7,042)	(184)%

As discussed in Note 7 in the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part 1 "Financial Information", on April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. There was a $75.1 million exchange of the 2019 Notes for 2023 Notes, which is considered a partial extinguishment, and which resulted in the acceleration of $2.5 million of non-cash interest expense in the quarter ended June 30, 2018. Interest expense decreased by $0.4 million for the three months ended June 30, 2018 as compared to the same period in 2017. The decrease is related to the increase in capitalized interest, from $0.7 million for the three months ended June 30, 2017 to $1.5 million for the three months ended June 30, 2018 (related to our facility expansion), offset by a slight increase in interest expense, amortization of debt discount and amortization of debt issuance costs of the new debt. A foreign exchange loss of $3.2 million was recorded in the three months ended June 30, 2018, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

Net Loss (in thousands, except per share numbers):

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Net loss attributable to common stockholders	$(13,119)	$(919)	$(12,200)	(1,328)%
Basic and diluted loss per share	$(0.25)	$(0.02)	$(0.23)	(1,150)%

Net loss for the three months ended June 30, 2018 was $13.1 million as compared to $0.9 million in the same period last year. The increase in loss is due to an increase in costs and expenses in 2018 of $2.9 million, an increase in debt partial extinguishment of 2019 Notes of $2.5 million, a decrease in interest and other expense of $0.4 million; and an increase in the foreign currency exchange loss of $7.0 million.

Six months ended June 30, 2018 compared to June 30, 2017

We had net loss of $17.9 million, or $0.34 per share, for the six months ended June 30, 2018, compared to a net loss of $0.1 million, or $0.00 per share, for the six months ended June 30, 2017, which resulted from the following:

Revenues (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2018	2017	$	%
Product sales, net	$30,661	$33,944	$(3,283)	(10)%
Research and development services and other income	133	151	(18)	(12)%
Total Revenues	$30,794	$34,095	$(3,301)	(10)%

Revenues were $30.8 million for the six months ended June 30, 2018, compared to $34.1 million for the same period in the prior year. This represents a $3.3 million decrease in 2018 from the same period in the prior year. This decrease in product sales of $3.3 million is attributed to a decrease in revenue from Zantac Injectable which represented 13% of total revenue for the six months ended June 30, 2017, as compared to 7% of total revenue for the six months ended June 30, 2018, Lidocaine Ointment which represented 20% of total revenue for the six months ended June 30, 2017, as compared to 6% of total revenue for the six months ended June 30, 2018 and contract manufacturing services revenue decreased year over year, from 17% of total revenue down to 9%. This was partially offset by the product launch of Hydrocortisone Butyrate Lotion.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Cost of revenues	$20,790	$15,124	$5,666	37%
Selling, general and administrative expenses	11,087	9,005	2,082	23%
Product development and research expenses	7,358	8,781	(1,423)	(16)%
Totals costs and expenditures	$39,235	$32,910	$6,325	19%

Cost of revenues increased as a percentage of total revenue to 68% for the six months ended June 30, 2018 as compared to 44% for the same period in 2017. The increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix and pricing, in addition to customer and product mix for our contract services revenue. For the six months ended June 30, 2018, cost of revenues also included an increase in inventory reserves of $1.4 million of costs related to inventory and raw materials that were expected to expire in less than six months, and other costs. Some production inefficiencies can be attributed to the expanding of our manufacturing footprint and capacity in topical manufacturing, and adding sterile manufacturing capabilities at the existing facility.

Selling, general and administrative expenses for the six months ended June 30, 2018 increased by $2.1 million as compared to the same period in 2017. For the six months ended June 30, 2018 there were increases of $1.1 million in legal and professional fees, $0.6 million in bad debt expense, $0.7 million in salaries and related costs, primarily driven by a one time payment of $0.2 million (see Exhibit 33.1), offset by a decrease of $0.5 million in stock based compensation related to options and restricted stock.

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

Other Expense (in thousands):

	Six Months Ended June 30,		(Increase)/Decrease
	2018	2017	$	%
Debt partial extinguishment of 2019 Notes	$(2,467)	$—	$(2,467)	—%
Interest and other expense, net	$(5,071)	$(6,068)	$997	16%
Foreign currency exchange (loss) gain	$(1,895)	$4,901	$(6,796)	(139)%

As discussed in Note 7 in the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part 1 "Financial Information", on April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. There was a $75.1 million exchange of the 2019 Notes for 2023 Notes, which is considered a partial extinguishment, and which resulted in the acceleration of $2.5 million of non-cash interest expense for the six months ended June 30, 2018. Interest expense decreased by $1.0 million for the six months ended June 30, 2018 as compared to the same period in 2017. The decrease is related to the increase in capitalized interest, from $1.2 million for the six months ended June 30, 2017 to $2.8 million for the six months ended June 30, 2018 (related to our facility expansion), offset by an increase in interest expense, amortization of debt discount and amortization of debt issuance costs of the new debt. A foreign exchange loss of $1.9 million was recorded in the six months ended June 30, 2018, as compared to a $4.9 million foreign exchange gain, recorded in the six months ended June 30, 2017, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

Net Loss (in thousands, except per share numbers):

	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Net loss attributable to common stockholders	$(17,921)	$(88)	$(18,009)	—%
Basic and diluted loss per share	$(0.34)	$0.00	$(0.34)	—%

Net loss for the six months ended June 30, 2018 was $17.9 million as compared to $0.1 million in the same period last year. The increase in loss is due to a decrease in revenue of $3.3 million and increases in costs and expenses in 2018 of $6.3 million, an increase in debt partial extinguishment of 2019 Notes of $2.5 million, a decrease in interest and other expense of $1.0 million and an increase in the foreign currency exchange loss of $6.8 million, as noted above.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in)
Operating Activities	$(12,510)	$(1,307)
Investing Activities	$(12,523)	$(15,286)
Financing Activities	$12,555	$267

Operating Activities

Our operating activities used $12.5 million of cash in the six months ended June 30, 2018, compared to $1.3 million used during the same period last year. The cash used in operating activities for the six months ended June 30, 2018 was a result of our net loss, adjusted for $15.1 million of non-cash expenses offset by a $9.7 million change in operating assets and liabilities. The change is related to a significant decrease in accounts payable and accrued expenses resulting from payments made towards our manufacturing expansion project. The cash used in operating activities for the six months ended June 30, 2017 was a result of our net loss, adjusted for $4.6 million of non-cash expenses offset by a $5.8 million change in operating assets and liabilities.

Investing Activities

Our investing activities used $12.5 million during the six months ended June 30, 2018, compared to $15.3 million of cash used in investing activities during the same period last year. The funds used for both periods were for capital expenditures, mainly related to the ongoing facility expansion located in Buena, New Jersey. The decrease during the six months ended June 30, 2018 is due to the timing of payments directly related to our manufacturing expansion project.

Financing Activities

Our financing activities provided $12.6 million cash during the six months ended June 30, 2018, compared to $0.3 million of cash provided during the six months ended June 30, 2017. In the six months ended June 30, 2018, $15.0 million was borrowed from the 2021 Term Loan, while $2.5 million was used to pay costs associated with the 2023 Notes and 2021 Term Loan. The $0.3 million of cash provided in the six months ended June 30, 2017 consisted of proceeds from the exercise of options to purchase common stock.

Our principal sources of liquidity are cash and cash equivalents of approximately $13.7 million at June 30, 2018 and future cash from operations. Our working capital was $31.5 million at June 30, 2018.

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

On June 1, 2018, the Company entered into a credit agreement for $25.0 million, due June 1, 2021 ('2021 Term Loan") to support the operations of the business. The first $15.0 million of loan proceeds was received on June 1, 2018. The remaining loan proceeds of $10.0 million was received on July 16, 2018.

The Company still has a portion of convertible senior notes (“2019 Notes”) due December 2019. The Company is currently evaluating alternative financing methods to assist with repayment of the 2019 Notes in addition to continued financing of major projects including the manufacturing facility in Buena. As the Company continues to review its capital and debt structure, there can be no assurance that a strategic alliance or debt financing will be available on terms acceptable to the Company, or at all. The board of directors and management of the Company intend to exhaust all options available in order to enable the Company to support its current growth strategy and operations beyond December 2019.

The Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 with the SEC by the required filing date due to additional time required to restate the Company’s interim condensed consolidated financial statements for the three and six-months ended June 30, 2018 for the matters disclosed in Note 1. As a result, the Company was not in compliance with the non-financial covenant prescribed by the Term Loan disclosed in Note 7 as of September 30, 2018, which requires timely filing of the Company’s annual and interim consolidated financial statements, and the Company’s ability to offer up to $50.0 million in debt or equity securities through its existing shelf registration statement on file with the SEC was suspended for a period of twelve months. Moreover, due to the lack of compliance with the non-financial covenant prescribed by the Term Loan, the Company reclassified the net carrying value of $24.2 million as current debt in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2018.

On November 12, 2018, the Company entered into a financing commitment whereby Ares Capital Management (“Ares”) has agreed to loan the Company up to $120 million (“Ares Credit Facility”). The Ares Credit Facility will be secured by all of the Company’s asset and will be funded in three tranches: (1) an asset based revolving credit facility of $25.0 million due November 2022 (“2022 Revolver”), (2) a term loan of $80.0 million due February 2023 (“2023 Term Loan”), and (3) a delayed draw term loan of $15.0 million also due in February 2023 (“2023 Delayed Draw Term Loan”). In addition, the Ares Credit Facility will require the Company to comply with certain affirmative non- financial covenants relating to periodic reporting and maintaining compliance with standard rules and regulations customary in the markets where the Company competes, as well as negative financial covenants limiting levels of indebtedness and restricting certain payments, as well as  minimum revenue covenants for each twelve-month period ending December 31, 2018, March 31, 2019 and June 30, 2019, minimum consolidated adjusted EBITDA covenants for the twelve-month period ending September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 and minimum net leverage ratio covenants for the twelve-month period ending December 31, 2020 and ending each fiscal quarter thereafter until maturity. The 2023 Term Loan and 2023 Delayed Draw Term Loan will be subordinate to the 2022 Revolver. The proceeds from both the 2022 Revolver and 2023 Term Loan are anticipated to be funded in the fourth quarter upon execution of the final agreements with Ares, whereas the 2023 Delayed Draw Term Loan will be made available when the Company initiates capital improvements to substantially increase manufacturing capacity in its Buena, New Jersey injectable manufacturing facility, which is currently scheduled to begin in fiscal year 2019. The Company intends to use the proceeds from 2023 Term Loan to extinguish its existing $25.0 million 2021 Term Loan, as well as extinguish its remaining outstanding $68.7 million of December 2019 Notes. The 2022 Revolver will bear interest at a rate of LIBOR plus 3.75%, whereas the 2023 Term Loan and 2023 Delayed Draw Term Loan will bear interest at a rate of LIBOR plus 8.75% with a 24-month paid-in-kind interest option available to the Company should it choose to defer cash interest payments in order to provide further liquidity to continue launching new products.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock as of June 30, 2018, the fair value of our Notes was approximately $115.7 million compared to their face value of $143.75 million as of June 30, 2018.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

At June 30, 2018, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company has not maintained effective controls due to material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2017 Form 10-K for the year ended December 31, 2017 and a summary of such material weaknesses is as follows:

Control Environment

We did not maintain an effective control environment based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). We have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives, (ii) our commitment to attract, develop, and retain competent individuals, and (iii) holding individuals accountable for their internal control related responsibilities. As disclosed in the condensed consolidated financial statements included in Item 1. “Financial Statements”, these material weaknesses resulted in accounting errors.

We did not maintain an effective control environment to enable the identification and mitigation of risks of accounting errors based on the contributing factors to material weakness in the control environment, including:

•
We did not attract, develop, and retain competent management, accounting, financial reporting, internal audit, and information systems personnel or resources to ensure that internal control responsibilities were performed and that information systems were aligned with internal control objectives.

•	Our oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate in preventing or detecting accounting errors.

Control Activities

We did not design and implement effective control activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

The following deficiencies in control activities, among others, contributed to accounting errors or the potential for there to have been accounting errors in substantially all financial statements account balances and disclosures:

•	Lack of sufficient technical expertise within the accounting and financial reporting department as it relates to accounting for non-recurring complex debt transactions; and

•
Ineffective controls over the application of accounting guidance in prior years related to the accounting for wholesaler fees, Medicaid and Medicare payments, and other rebates as well as improper disclosure related to the accounting for these fees upon adoption of FASB ASC 606, Revenue from Contracts with Customers, in the first quarter of fiscal year 2018;

•
Ineffective controls over price concessions in Canada specifically, we have inadequate controls to ensure that the information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for accounting and financial reporting;

•	Ineffective controls over the application of accounting guidance and the Company’s policy related to the allowance for doubtful accounts;

•	Ineffective controls over the transition and implementation of the new accounting standard related to revenue recognition in the first quarter of 2018.

Information and Communication

We did not generate and provide quality information and communication based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control, (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control, and (iii) the monitoring of the design and operating effectiveness of controls related to the Company’s key ERP third party service provider.

Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

Except for the previously disclosed material weaknesses described above, there were no changes in our internal control over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Accounting errors corrected in the quarter were systemic to the material weaknesses previously identified by the Company.

Remediation Plan and Status

Our remediation efforts are ongoing and we will continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2019 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our financial statements are fairly stated in all material respects. The following remediation activities highlight our commitment to remediating our identified material weaknesses:
Control Environment

We have undertaken certain steps to address material weaknesses in the control environment. Management team changes, including our Chief Financial Officer and Controller, are committed to implementing and maintaining an effective control environment that will drive a high level of integrity over internal control over financial reporting. Our Audit Committee and management have emphasized and continue to emphasize the importance of internal control over financial reporting, as well as the integrity of our financial statements.

Executive management has taken, and will continue to take, steps to ensure that previously identified control deficiencies will be remediated through the implementation of uniform accounting and internal control policies and procedures with the proper oversight that promotes compliance with GAAP and regulatory requirements.

We will hire new finance team members with the appropriate experience, certifications, education, and training for key financial reporting and accounting positions. To date, we hired a new senior leader in one of our foreign affiliates who, among other responsibilities, ensures customer contract terms and price concessions are reviewed with key members of the accounting and financial reporting department on a timely basis to appropriately reflect in the financial records. In addition, we hired new accounting and financial reporting team members and engaged external resources with significant experience with systems similar to the Company's ERP system and infrastructure to provide additional capacity, analytical and functional capabilities, and cross-training. The addition of skilled personnel will allow us to select and develop appropriate policies, procedures, and controls to strengthen our control environment.

Executive management will continue to evaluate the need for additional resources within our accounting and financial reporting, internal audit, and information technology functions. They will also continue to evaluate the effectiveness of these personnel and appropriateness of reporting lines across the company.

Control Activities

We have begun the process of redesigning and implementing internal control activities. We also plan to establish accounting and internal audit policies and procedures and enhance oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediating our material weaknesses.

Information and Communication

We have taken various steps to enhance our practices as it relates to information and communication, including conducting periodic reviews of the ERP system access to ensure appropriate segregation of duties exists for functional and administrative users and establishing policies and procedures addressing the internal control framework and operating effectiveness of the Company’s third-party ERP service provider.
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

The opt-out plaintiffs allege a conspiracy by thirty-six generic manufacturers to fix prices for thirty drug products including econazole nitrate cream, in violation of federal antitrust laws. The opt-out plaintiffs seek treble damages for alleged price overcharges for the thirty drug products identified in the complaint during the alleged period of conspiracy, and also seek injunctive relief against the defendants.

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

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against us regarding our development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. We developed the two products and Stayma purchased commercial quantities of each; however, Stayma now alleges that we breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. Because discovery in this matter is ongoing, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe this case is without merit, and we intend to vigorously defend against these claims. We filed a counter-claim against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products. These invoices have been fully reserved.

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

With the exception of 2015 and the three month period ended March 31, 2017, our expenses have exceeded our revenue in each of the last 12 years, and no net income has been available to common stockholders during each of these years. As of June 30, 2018, our stockholders’ equity was $38.7 million and we had an accumulated deficit of $78.0 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Three of our customers accounted for 49% of our revenue for the three months ended June 30, 2018, and three of our customers accounted for 50% of our revenue for the three months ended June 30, 2017. For the six months ended June 30, 2018, two of our customers accounted for 48% of our revenue and for the six months ended June 30, 2017, three of our customers accounted for 52% of our revenue. The loss of one or more of these customers could have a significant adverse impact on our revenues and harm our business and results of operations.

Due to concentration of sales in a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, two of our products accounted for 13% of our revenue for the three months ended June 30, 2018. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

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

As the Company continues to expand, it will require a level of technical expertise for certain complex accounting transactions.  The Company restated its second quarter ending June 30, 2018, due to an error in the accounting related to the debt extinguishment.
While the Company needed to restate the quarter ending June 30, 2018, there was no change in the Company’s internal control over financial reporting during the Company’s second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Accounting errors corrected in the quarter were systemic to the material weaknesses previously identified by the Company.

Since the determination regarding this material weakness, we have devoted, and will continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. Our plans include the following: new internal and external personnel, new business process improvements and a review of relevant training. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain such internal controls or effectively implement our remediation plan could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations, which may have a material adverse effect on our business.

We are subject to stringent regulatory requirements. Failure to adhere to such requirements could harm our business, financial condition and results of operations.

In the United States, we and our suppliers of raw materials are subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other current and potential future federal, state or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business, financial condition and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, state and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources.

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

As of December 31, 2017, we had U.S. federal net operating losses (NOLs) of approximately $41.7 million which will expire from 2020 through 2037. The use of these NOLs may be limited in future years under IRC Section 382 which imposes an annual limitation on the amount of taxable income that can be offset by NOL carryovers and certain built in losses (collectively referred to as Pre-change Losses) that are attributable to the period preceding an ownership change. Under Code Section 382, an ownership change occurs when one or more “Five-percent Shareholders” increase their ownership in the corporation’s stock, in the aggregate, by more than fifty percentage points during a three-year testing period. An ownership change as defined by Code Section 382 occurred during 2010 and triggered a limitation under Code Section 382 on the usage of an aggregated $23.3 million of NOLs at the change date. We estimate that the annual limitation on such NOLs aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. NOL's since the 2010 change date aggregate $23.1 million and we do not believe that these NOLs are subject to limitation. Limitation NOLs utilized aggregated $4.7 million as of December 31, 2017.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at June 30, 2018. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of June 30, 2018, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 4, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Moreover, other material weaknesses may be identified.

We are in the process of remedying all of the identified material weaknesses, and this work will continue during fiscal 2018 and beyond. For a detailed description of our remedial efforts, see Item 4, "Controls and Procedures." There can be no assurance as to when all of the material weaknesses will be remedied, if at all. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our Consolidated Financial Statements. Certain of our remedial actions, such as hiring additional qualified personnel to implement our reconciliation and review procedures, will be ongoing and will result in our incurring additional costs even after our material weaknesses are remedied.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, if additional material weaknesses are found in our internal controls in the future, or if our external auditors cannot attest to the effectiveness of our internal control over financial reporting, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

Risks Related to our Indebtedness

Our substantial indebtedness could materially adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under the Notes.

As of June 30, 2018, our total consolidated net indebtedness was $129.9 million. Our substantial level of indebtedness coupled with our net loss increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

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

Teligent, Inc.

Date: December 12, 2018	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: December 12, 2018	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.1*	Separation Agreement

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