Form 10-K
period 2018-12-31
Teligent, Inc.
filed 2019-04-01
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐   Accelerated filer ☒
Non-accelerated filer☐ [Do not check if a smaller reporting company]
Smaller reporting company ☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $117.7 million.

As of March 25, 2019, the registrant had 53,845,427 shares of common stock outstanding.

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

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2019.

PART I

Item 1.  BUSINESS

Our Company

Strategic Overview

Teligent, Inc., is a specialty generic pharmaceutical company. All references to "Teligent," the "Company," "we," "us," and "our" refer to Teligent, Inc. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and branded generic and generic injectable pharmaceutical products in the United States and Canada. In the United States we are currently marketing 35 generic topical pharmaceutical products and four branded generic pharmaceutical products. In Canada, we sell over 27 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter, ("OTC"), and cosmetic markets. We operate our business under one segment.

Our common stock is trading on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

Currently, we have two platforms for growth:

•Developing, manufacturing and marketing a portfolio of generic pharmaceutical products in our own label in topical, injectable, complex and ophthalmic dosage forms; and

•Managing our current contract manufacturing and formulation services business.

We have been in the contract manufacturing and development of topical products business since the early 1990s, but our strategy since 2010 has been focused on the growth of our own generic pharmaceutical business. Since 2010, we have focused on transitioning our business to include more customers in the topical pharmaceutical industry. In 2014, we broadened our target product focus from topical pharmaceuticals to include a wider specialty pharmaceutical approach. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics, complex generics and ophthalmic generics (what we call our "TICO strategy"), will leverage our existing expertise and capabilities, and broaden our platform for more diversified strategic growth.

In 2014, we acquired 23 drug products that had been previously approved by the United States Food and Drug Administration, or FDA. Our pipeline includes 20 Abbreviated New Drug Applications ("ANDAs"), on file with the FDA, for additional pharmaceutical products. In addition, we have 3 submissions on file with Health Canada. We have an additional 46 product candidates at various stages of our development pipeline. We submitted three ANDAs in 2018. We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs with the FDA and the subsequent launch of products as these applications are approved. We received twelve approvals from our internally developed pipeline of topical generic products in 2018. We intend to continue to submit further ANDAs to the FDA and abbreviated new drug submissions ("ANDS") to Health Canada in 2019. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio.

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

Teligent Canada currently has 10 employees and located in our offices in Mississauga, Canada. Teligent Canada acquired all of the Alveda working capital, including accounts receivable, inventory, accounts payable, and capital assets. In addition, Teligent Canada acquired Alveda’s existing customer relations, all contracts necessary to execute the Canadian distribution activities, operational permits, and all intellectual property required to operate the marketing and distribution of products in Canada. Teligent Canada also transitioned a majority of the existing workforce as part of the acquisition. Teligent Canada currently markets and distributes over 27 products. Teligent continues to transition these products to distribute them under a Teligent Canada label.

Teligent OÜ. Teligent OÜ currently has 13 employees. Teligent OÜ is responsible for the development, enhancement, maintenance, protection and exploitation functions related to the intellectual property-related assets acquired from Alveda. In addition, Teligent OÜ is responsible for the management of the supply chain function and procurement of products for sale to Teligent Canada in addition to certain products and active pharmaceutical ingredients ("API's") for Teligent Pharma, Inc. in the U.S. We built and developed a laboratory to support analytical chemistry, quality control, and formulation development to support our Teligent US and Teligent Canada supply chain management and technical services teams.

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

We continued with the significant expansion and utilities upgrade of our manufacturing facility at 105 Lincoln Avenue in Buena, New Jersey. In October 2018, we received the Certificate of Occupancy to begin using our manufacturing facility, which includes a state-of-the-art quality control and microbiology lab for the testing of our pharmaceutical products. The expanded facility will increase our manufacturing capability for topical products and will also enable the production of sterile injectable products in both vial and ampule presentations. We are using this facility expansion as an opportunity to upgrade and improve the degree of automation and capacity in our existing topical production suite. The sterile production area is designed around isolator-based technology. The facility includes a versatile vial and ampule filling line capable of between four and eight million units per year, with space and critical utilities included in the build-out for a potential future higher-speed filling line. The current plans consider a total capital outlay for 105 Lincoln Avenue greater than $60 million. We have been partnering with contract manufacturing organizations, or CMOs, for the development, registration and manufacture of some of our sterile injectable and ophthalmic products. Upon successful FDA inspection, we may transfer the manufacture of some of these injectable products to this facility. We will also use the new sterile production capability to support our internal R&D pipeline of sterile injectable products in vial and ampule presentations.

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

Based on IQVIA data, the addressable market, for the 20 products we have pending at the FDA totals approximately $1.5 billion in annual sales. We expect to continue to expand our presence in the generic topical pharmaceutical market through the submission of additional ANDAs to the FDA and the subsequent launch of products if and when these applications are approved by the FDA. Additionally, we plan to file further ANDSs with Health Canada in 2019. We also have 46 additional product candidates in various stages of development.

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

On November 13, 2015, we formed Teligent Canada, and completed the acquisition of Alveda. Teligent Canada currently has ten employees, including a general manager located in our offices in Mississauga, Canada. Teligent Canada acquired all of the Alveda working capital, including accounts receivable, inventory, accounts payable, and capital assets. In addition, Teligent Canada acquired Alveda’s existing customer relations, all contracts necessary to execute the Canadian distribution activities, operational permits, and all intellectual property required to operate the marketing and distribution of Alveda’s products in Canada. Teligent Canada also transitioned a majority of the existing workforce as part of the acquisition. Teligent Canada currently markets and distributes 27 injectable products.

Our Contract Manufacturing and Development Business

We develop, manufacture, fill and package topical semi-solid and liquid products for branded and generic pharmaceutical customers, as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis and eczema.

We believe that our quality contract manufacturing and development business provides a consistent and reliable source of products and services to our customers. We offer flexibility in batch sizing and package design, which gives our customers the opportunity to select the appropriate presentation for each product. Our high-speed packaging lines can accommodate a variety of tubes, bottles, pumps and jars. As a result of the rollout of our TICO strategy and the increased focus and commitment of R&D and technical resources toward internal projects, revenue from our contract services business may decrease over time.

Our Financings

On December 16, 2014, we issued $125.0 million aggregate principal amount of Convertible 3.75% Senior Notes, due 2019 (the “2019 Notes”). On December 22, 2014, we announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount of 2019 Notes. The 2019 Notes bear interest at a fixed rate of 3.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015, and mature on December 15, 2019, unless earlier repurchased, redeemed or converted. The 2019 Notes are convertible into shares of our common stock, cash or a combination thereof. On May 20, 2015,we received shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon conversion of the 2019 Notes.

On April 27, 2018, we entered into separate exchange agreements with certain holders of the 2019 Notes. The agreements gave the holders the right to exchange, in aggregate, $75.1 million of the 2019 Notes for $75.1 million of new Convertible 4.75% Senior Notes due 2023 (the “2023 Notes”). The new 2023 Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. At the option of the holders, the 2023 Notes are convertible into shares of our common stock, cash or a combination thereof. The initial conversion rate is $224.71 per share, subject to certain adjustments, related to either our stock price volatility, or our declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders will be entitled to receive additional shares of common stock for a potential increase of the conversion rate up to $280.90 per share under a make-whole provision in some circumstances. We incurred loan issue costs of $1.6 million upon issuance of the 2023 Notes. In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, we allocated the principal amount of the 2023 Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the 2023 Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 2023 Notes over the carrying amount of the liability component was recorded as a debt discount of $19.0 million, and is being amortized to interest expense using the effective interest method through the maturity date. We allocated the total amount of transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the 2023 Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Notes, and are being amortized to interest expense using the effective interest method through the maturity date. Transaction costs attributable to the equity component were netted with the equity component of the 2023 Notes in additional paid-in capital. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs, is 12.10%.

On June 1, 2018, we entered into a credit agreement for $25.0 million secured by all of our assets, due June 1, 2021 (“2021 Term Loan”). The 2021 Term Loan has limited financial and non-financial covenants inclusive of a minimum cash carry balance of $5.0 million. The 2019 Notes and 2023 Notes are subordinate to the 2021 Term Loan. The first $15.0 million of loan proceeds was received on June 1, 2018. The remaining loan proceeds of $10.0 million were subject to closing conditions as defined in the agreement and were received on July 16, 2018. The 2021 Term Loan incurred loan issue costs of $0.5 million and a discount of $0.4 million. The discount is due to lender fees paid on the initial drawdown of $15.0 million. The issue costs and discount are recognized as interest expense over the term of the 2021 Term Loan. The 2021 Term Loan bears interest at a rate of LIBOR plus 9%, with a stated floor of 2%. The effective interest, inclusive of the debt discounts and issue costs is 12.78% as of September 30, 2018.  In December 2018 we used $25.6 million of proceeds from the Senior Credit Facilities (see below) to repay the 2021 Term Loan which was comprised of $25.0 million of principal, $0.5 million of transaction costs and $0.1 million of interest.. The repayment of the 2021 Term Loan is considered an debt extinguishment under ASC 470-50. We recorded $1.3 million of an extinguishment loss related to the repayment of the 2021 Term Loan in the Consolidated Statement of Operations.

On December 13, 2018, pursuant to a Commitment Letter, dated November 12, 2018, between us and Ares Management LLC, we entered into: (i) a First Lien Revolving Credit Agreement, by and among the Company, as the borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “Revolver Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among us, as the borrower, certain subsidiaries of ours, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Credit Agreement” and, together with the Revolver Credit Agreement, the “New Senior Credit Facilities”).

The New Senior Credit Facilities consist of (i) a $25.0 million senior revolving credit facility governed by the Revolver Credit Agreement (the “New Revolver”); (ii) a $50.0 million second lien initial term loan (the “New Initial Term Loan”); (iii) a $30.0 million second lien delayed draw term loan A (the “Delayed Draw Term Loan A”) and (iv) a $15.0 million second lien delayed draw term loan B (the “Delayed Draw Term Loan B” and, together with the Delayed Draw Term Loan A, the “Delayed Draw Term Loans” and, together with the New Initial Term Loan, the “New Term Loans”). The New Term Loans are governed by the Second Lien Credit Agreement. Our ability to borrow under the New Revolver is subject to a “borrowing base” to be determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by us on December 13, 2018.  On December 21, 2018, we drew $20.0 million of the Delayed Draw Term Loan A. As of December 31, 2018 the $10.0 million of the Delayed Draw Term Loan A, $15.0 million of the Delayed Draw Term Loan B and $10.0 million of the Revolver remain available to the Company.

Use of Proceeds

The proceeds from the New Senior Credit Facility will be used for, among other things, the refinancing of certain of our outstanding indebtedness, including repayment of all borrowings under the Credit Agreement, dated as of June 1, 2018 for the 2021 Term Loan, among us, as the borrower, certain subsidiaries of ours, each as a guarantor, the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent (the “Existing Credit Agreement”), the repurchase or redemption of our outstanding 2019 Notes, as well as a construction project at our Buena, New Jersey facility, working capital, capital expenditures and other general corporate purposes, all as further set forth in the Revolver Credit Agreement and the Second Lien Credit Agreement.

Interest and Fees

The interest rate under the New Revolver is calculated, at the option of us, at either the one, two, three or six-month London Inter-Bank Offered Rate (or LIBOR) plus 3.75% or the base rate plus 2.75%. The interest rate on the New Term Loans is calculated, at the option of the Company at either LIBOR plus 8.75% or the base rate plus 7.75%. Interest on the New Senior Credit Facilities is payable in cash except that interest on the New Term Loans is payable, at the option of us, in cash or in kind by being added to the principal balance thereof, until the earlier of December 13, 2020 and the date we have provided the lenders of the New Senior Credit Facilities financial statements demonstrating that we have attained twelve months of revenue of at least $125 million. A commitment fee of 1.0% per annum is payable by us quarterly in arrears on the unused portion of the Delayed Draw Term Loans.

Amortization and Prepayment

The New Senior Credit Facilities are not subject to amortization prior to maturity. Amounts drawn under the New Revolver may be prepaid at the option of us without premium or penalty, subject, in the case of acceleration of the New Revolver or termination of the revolving credit commitments thereunder, to certain call protections which vary depending on the time at which such prepayments are made. Amounts drawn under the New Revolver are subject to mandatory prepayment to the extent that aggregate extensions under the New Revolver exceed the lesser of the revolving credit commitment then in effect and the borrowing base then in effect, and upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain insurance proceeds and condemnation awards and issuances of certain debt obligations. Amounts outstanding under the New Term Loans may be prepaid at the option of us subject to applicable premiums, including a make-whole premium, and certain call protections which vary depending on the time at which such prepayments are made. Subject to payment of outstanding obligations under the New Revolver as a result of any corresponding mandatory prepayment requirements thereunder, amounts outstanding under the New Term Loans are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain insurance proceeds and condemnation awards, issuances of certain debt obligations and a change of control transaction.

Guarantees and Collateral

The New Senior Credit Facilities were issued by the parent and guaranteed by subsidiaries, subject to certain exceptions. The New Revolver and related obligations are secured by a first priority security interest in and lien on substantially all of our assets and the assets of our subsidiary guarantors (the "Collateral”), subject to certain exceptions. The New Term Loans and related obligations are secured by a second priority security interest in the Collateral, subject to certain exceptions.

Covenants and Other Provisions

The New Senior Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA. In addition, effective March 31, 2019, we are required to comply at certain times with certain financial covenants consisting of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio. If an event of default occurs, the lenders of the New Revolver would be entitled to take enforcement actions, including foreclosure on Collateral and acceleration of amounts owed under the New Revolver, and the lenders under the New Term Loans would also be entitled to take such actions, subject to any limitations set forth in an intercreditor agreement with respect to the New Term Loans.

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

Topical (T) - Our focus on the topical market has been the foundation for our growth. While we have manufactured topical products since the early 1990s, we began to focus our strategy on the topical generic market in 2010. In December 2012, we launched our first generic topical pharmaceutical products under our own label. Currently, we market 34 topical products under our own label. We have received FDA approvals for 34 topical generic products from our internally developed pipeline.  In our topical pipeline, we have 20 ANDAs submitted to the FDA that are awaiting approval. We intend to continue to develop topical generic products and utilize our expertise in drug formulation and manufacture to expand our own generic topical prescription drug portfolio. We are targeting to develop and file further regulatory submissions with the FDA in 2019. Upon regulatory approval, we would market these products under the Teligent label to national chain drug stores and drug wholesalers through our internal sales efforts.

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

The facility expansion, which completed construction activities in the fourth quarter of 2018 and is intended to file for and receive FDA approval in 2019, will also enable the production of sterile injectable products in both vial and ampule presentations. The sterile production area is designed around forward-thinking isolator-based technology. We have a portfolio of sterile injectable products we acquired in 2014, which upon completion of the site expansion, we may transfer the manufacture of some of these products to our Buena, New Jersey facility. We will also use the new sterile production capability to support our internal R&D pipeline of sterile injectable products in vial and ampule presentations.

We plan to continue to pursue business development opportunities to expand our injectable portfolio.

Complex (C) - We have begun three projects that we consider to be part of the complex portfolio of our TICO strategy. We filed one ANDA in the second quarter of 2017 for a generic version of an oral orphan drug and received a complete response letter from the FDA in the third quarter of 2018. The Company intends to respond to the FDA’s complete response letter in 2019. We consider our focus on complex products or markets to be broadly defined to include potential complexity in one of the critical areas of our industry value chain. As part of our complex program, we are researching two 505(b)(2) projects. A 505(b)(2) submission is an NDA that contains full safety and effectiveness reports, but permits some of the information required for approval to come from studies not conducted by or for the applicant, thereby avoiding unnecessary duplication of studies already performed on a product. In addition, we are currently working with a contract research organization, or CRO, to develop a generic equivalent of a pharmaceutical drug product designated for a chronic rare disease.  The intent of this opportunity is to provide patients with a lower cost alternative of an approved orphan drug. The Orphan Drug Designation program at the FDA provides orphan status to drugs and biologics which are defined as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases/disorders that affect fewer than 200,000 people in the U.S., or that affect more than 200,000 persons, but are not expected to recover the costs of developing and marketing a treatment drug. We will continue to seek opportunities relevant to building our complex portfolio of products.

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

Our Customers

Generic Pharmaceutical Business. The manufacturing and commercialization of generic specialty pharmaceutical markets is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently manufacture and sell topical generic pharmaceutical products under our own label. In October 2015, we acquired and began to sell our first generic injectable products. We currently market over 27 products in Canada. As we continue to execute our TICO strategy, we will compete in other markets, including the injectable and ophthalmic generic pharmaceutical markets, and expect to face other competitors.

For the years ended December 31, 2018, and 2017, 54% and 52% of our total product sales, net, respectively, were to the three large wholesale drug distributors: AmerisourceBergen Corporation, or ABC; Cardinal Health, Inc., or Cardinal; and McKesson Drug Company, or McKesson. As of December 31, 2018, Cardinal accounted for 19% of our accounts receivable, ABC accounted for 19% of our accounts receivable, and McKesson accounted for 30% of our accounts receivable. As of December 31, 2017, Cardinal accounted for 44% of our accounts receivable, McKesson accounted for 15% of our accounts receivable, and ABC accounted for approximately 4% of our accounts receivable.

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

Contract Manufacturing and Development Business. Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the year ended December 31, 2018, approximately 79% of our contract services revenue was derived from pharmaceutical customers, as compared to 86% of total contract services revenue for the year ended December 31, 2017. None of our contract manufacturing services customers represented 10% of total revenue for the years ended December 31, 2018 and  December 31, 2017.

Concentration of Risk. In 2018, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $21.2 million, $7.3 million and $6.9 million, respectively, and represented 54% of total revenues in the aggregate. Accounts receivable related to these major customers comprised of 30%, 19% and 19%, respectively, and represented 68% of all accounts receivable as of December 31, 2018. In 2017, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $17.0 million, $7.4 million and $6.9 million, respectively, and represented 52% of total revenues in the aggregate. Accounts receivable related to these major customers comprised of 15%, 4% and 44%, respectively, and represented 63% of all accounts receivable as of December 31, 2017. In 2016, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $12.3 million, $7.2 million and $6.8 million, respectively, and represented 41% of total revenues in the aggregate.

Expansion into foreign operations in the fourth quarter of 2015 has generated net revenues greater than 10% outside of the United States. For the year ended December 31, 2018, domestic net revenues were $45.6 million and foreign net revenues were $20.2 million. As of December 31, 2018, domestic net assets were $132.7 million and foreign assets were $58.2 million. For the year ended December 31, 2017, domestic net revenues were $47.0 million and foreign net revenues were $13.2 million. As of

December 31, 2017, domestic assets were $112.6 million and foreign assets were $72.0 million. For the year ended December 31, 2016, domestic net revenues were $52.8 million and foreign net revenues were $10.2 million.

Our Products

Lidocaine Ointment 5%, which we launched at the end of the first quarter of 2016, accounted for 7%, 17% and 23% of total revenues in 2018, 2017, and 2016, respectively. Zantac for injection, which the Company acquired in the fourth quarter of 2015, accounted for 5%, 10% and 3% of total revenues in 2018, 2017 and 2016, respectively.

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

Teligent United States Topical Pharmaceutical Products

Product	Formulation	Presentations	Brand equivalent	Therapeutic Classification
Betamethasone Dipropionate (Augmented), 0.05%	Ointment	15g, 50g	DIPROLENE®	Topical Corticosteroid
Betamethasone Dipropionate (Augmented), 0.05%	Lotion	30mL, 60mL	DIPROLENE®	Topical Corticosteroid
Ciclopirox 1%	Shampoo	120mL	Loprox	Anti-fungal
Clindamycin Phosphate 1%	Topical Solution	30mL, 60mL	Cleocin®	Topical Anti-infective
Clobetasol 0.05%	Lotion	2oz, 4oz	Clobetasol	Topical Corticosteroid
Clobetasol Propionate 0.05%	Gel	15g, 30g, 60g	Embeline®	Topical Corticosteroid
Clobetasol Propionate 0.05%	Cream	15g, 30g, 45g, 60g	Temovate Cream	Topical Corticosteroid
Clobetasol Propionate Emollient 0.05%	Cream	15g, 30g, 45g, 60g	TemovateE®	Topical Corticosteroid
Desoximetasone 0.25% (1)	Ointment	15g, 60g, 100g	Topicort®	Topical Corticosteroid
Desoximetasone 0.05%	Ointment	15g, 30g, 60g, 100g	Topicort®	Topical Corticosteroid
Diclofenac Sodium 1.5%	Topical Solution	150mL	Pennsaid®	Topical Anti-inflammatory
Diflorasone Diacetate 0.05%	Ointment	15g, 30g, 60g	PSORCON	Corticosteroid
Econazole Nitrate 1%	Cream	15g, 30g, 85g	Spectazole®	Topical Anti-fungal
Erythromycin 2%	Gel	30g, 60g	Erygel®	Topical Corticosteroid
Erythromycin 2%	Topical Solution	60 mL	Erythromycin Topical Solution 2%	Topical Corticosteroid
Fluocinolone Acetonide 0.01%	Topical Solution	60mL	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.01%	Cream	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.025%	Ointment	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.025%	Cream	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinonide 0.05%	Gel	15g, 30g, 60g	Fluocinonide Gel	Topical Corticosteroid
Fluocinonide 0.05%	Ointment	15g, 30g, 60g	Lidex	Topical Corticosteroid
Fluocinonide 0.05%	Cream	15g, 30g, 60g, 120g	Fluocinonide Cream	Topical Corticosteroid
Flurandrenolide 0.05%	Ointment	15g, 30g, 60g	Cordran®	Topical Corticosteroid
Gentamicin Sulfate 0.1%	Ointment	15g, 30g	Gentamicin Ointment	Topical Anti-infective
Halobetasol Propionate 0.05%	Ointment	15g, 50g	Ultravate	Topical Corticosteroid
Hydrocortisone Butyrate 0.1%	Lotion	118mL, 59 mL	Locoid®	Topical Corticosteroid
Hydrocortisone 2.5%	Cream	30g, 1lb jar	Hydrocortisone Cream	Topical Steroid
Hydrocortisone 2.5%	Lotion	2oz	Hydrocortisone Lotion	Topical Steroid
Lidocaine 4%	Topical Solution	50mL	Xylocaine®	Topical Anesthetic
Lidocaine 5%	Ointment	35.44g	Xylocaine®	Topical Anesthetic
Lidocaine/Prilocaine 2.5% / 2.5%	Cream	5g, 30g	EMLA Cream	Local Anesthetic
Nystatin/Triam 100,000 Nystatin units/1mg per gram	Ointment	15g, 30g, 60g	Mykacet®	Topical Anti-fungal
Triamcinolone Acetonide 0.025%	Lotion	60ml	Triamcinolone Acetonide	Topical Corticosteroid
Triamcinolone Acetonide 0.1%	Ointment	15g, 80g, 1lb jar	Kenalog®	Topical Corticosteroid
Triamcinolone Acetonide 0.1%	Lotion	60mL	Triamcinolone Acetonide	Topical Corticosteroid
Triamcinolone Acetonide 0.1%	Cream	15g, 30g, 80g	Kenalog®	Topical Corticosteroid
Triamcinolone Acetonide 0.5%	Ointment	15g	Kenalog®	Topical Corticosteroid

Teligent United States Injectable Products

Product	Strength	Formulation	Presentations	Dossier type held by Teligent	Therapeutic Classification
Cefotan (Cefotetan) ®	1g, 2g	Injectable	Vial	NDA	Antibacterial for systemic use
Fortaz (Ceftazidime) ®	500mg, 1g, 2g, 6g	Injectable	Vial, Twist Vial, Frozen Bag	NDA	Antibacterial for systemic use
Zantac (Ranitidine) ®	25mg/ml	Injectable	2ml, 6ml, 40ml Vials	NDA	Drugs for peptic ulcer and gastro-oesophageal related disorders (GORD)
Zinacef (Cefuroxime) ™	750mg, 1.5g, 7.5g	Injectable	Vial, Twist Vial	NDA	Antibacterial for systemic use

Teligent Canada Products (1)

Product	Strength	Formulation	Presentations	Brand equivalent	Dossier type held by Teligent	Therapeutic Classification
Acetylcysteine	200 mg/mL	Injectable	10mL and 30 mL vial	Mucomyst®	ANDS	Antidote
Atropine	0.4 mg/mL, 0.6 mg/mL	Injectable	1 mL ampoule	N/A	DINA	Antimuscarnic, antispasmodic
Baclofen	0.05 mg/mL, 0.5mg/mL, 2mg/mL	Injectable	1mL, 5mL, 20mL ampoule	Lioresal®	ANDS	Muscle Relaxant
Ibuprofen for Intravenous Infusion	100 mg/mL	Injectable	8 mL vial	Caldolor®	NDS	Nonsteroidal Antiinflammatory Agent
Clindamycin Phosphate Topical Solution USP	1% w/v	Topical Solution	30 mL and 60 mL bottle	DalacinT®	ANDS	Topical Antibiotic
Cyanocobalamin	1000 mcg/mL	Injectable	1 mL ampoule, 10 mL vial	N/A	DINA	Hematopoietic
Diazepam	5 mg/mL	Injectable	2mL ampoule	Valium®	ANDS	Axiolytic - sedative
Diclofenac Sodium Solution	1.5% w/w	Topical Solution	150 mL, 60 mL bottle	Pennsaid®	ANDS	Topical Anti-inflammatory
Dimenhydrinate	50 mg/mL, 250 mg/mL	Injectable	1 mL ampoule, 5 mL vial	Gravol®	DINA	Antiemtic
Dobutamine	12.5 mg/mL	Injectable	20 mL vial	N/A	ANDS	Sympathomimetic
Epinephrine	1 mg/mL	Injectable	1 mL ampoule	Adrenalin®	DINA	Sympathomimetic
Ergonovine Maleate	0.25 mg/mL	Injectable	1 mL ampoule	N/A	DINA	Oxytocic
Fentanyl	50 mcg/mL	Injectable	2mL ampoule	Sublimaze®	ANDS	Opiate Anesthetic
Furosemide	10 mg/mL	Injectable	2 mL ampoule	Lasix®	ANDS	Diuretic
Gemcitabine	10 mg, 200 mg, 1 g	Injectable	10 mg, 200 mg, 1 g vial	Gemzar®	ANDS	Antineoplastic agent
Gentamicin	10 mg/mL, 40 mg/mL	Injectable	2mL ampoule	Garamycin®	ANDS	Antibiotic
Irinotecan Hydrochloride	20 mg/mL	Injectable	2 mL, 5 mL, 15 mL, 25 mL vial	Camptosar®	ANDS	Antineoplastic agent
Lidocaine 1%	10 mg/mL	Injectable	5 mL and 10 mL polyampoule, 5 mL glass	Xylocaine®	DINA	Local Anesthetic
Lidocaine 1% multidose	10 mg/mL	Injectable	20 mL and 50 mL vial	Xylocaine®	DINA	Local Anesthetic
Lidocaine 2%	20 mg/mL	Injectable	5 mL and 10 mL polyampoule	Xylocaine®	DINA	Local Anesthetic
Lidocaine 2% multidose	20 mg/mL	Injectable	20 mL and 50 mL vial	Xylocaine®	DINA	Local Anesthetic
Lidocaine 2% with epinephrine	20 mg/mL & 0.01 mg/mL	Injectable	20 mL and 50 mL vial	Xylocaine®	DINA	Local Anesthetic
Lidocaine Hydrochloride Topical Solution USP 4%	40 mg/mL	Topical Solution	50mL bottle	Xylocaine®	DINA	Topical Anesthetic
Lidocaine Ointment USP 5%	50 mg/g	Ointment	35g tube	Xylocaine®	DINA	Topical Anesthetic
Methylene Blue	10 mg/mL	Injectable	5mL ampoule	N/A	DINA	Antidote
Naloxone	0.4mg / ml	Injectable	1mL ampoule	Narcan®	ANDS	Opitate Antagonist
Piperacillin and Tazobactam	2g/0.25 g, 3 g/0.375 g, 4 g/0.5 g	Injectable	2.25 g, 3.375 g, 4.5 g vial	Tazocin®	ANDS	Antibacterial for systemic use
Sodium Cloride	0.009	Injectable	10 mL polyampoule	N/A	DINA	Diluent
Sterile Water for Injection	1	Injectable	10 mL polyampoule	N/A	DINA	Diluent
Succinylcholine Chloride	20 mg/mL	Injectable	10 mL and 20 mL vial	Quelicin®	DINA	Muscle Relaxant
Sufentanil Citrate Injection	50 mcg/mL	Injectable	1 mL, 5 mL and 20 mL ampoule	N/A	ANDS	Opiate Anesthetic

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

Research and Development

Our R&D activities are integral to our business and are conducted at our facility in Buena, New Jersey. Our R&D department is led by our Chief Scientific Officer, Stephen Richardson, who joined the Teligent team in October 2015. The R&D team is responsible for formulation, reverse engineering, methods development, analytical and microbiologic testing and scale up, and regulatory expertise. Our employees have specific expertise in developing injectable products and topical products in a wide range of dosage forms, including simple solutions through complex creams. All ANDA topical development is conducted in-house except for bioequivalence testing, which is performed by a contract research organization ("CRO"). Our injectable development is primarily conducted in house with some assistance from certain CRO's.

We incurred $14.1 million, $19.3 million, and $17.1 million in R&D expenses in 2018, 2017 and 2016, respectively. As the business continues to grow over the next three to five years, we expect research and development costs as a percentage of revenue to decline.

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

We obtain new generic products primarily through internal product development. Additionally, we license or co-develop products through arrangements with other companies. All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. Information to support the bioequivalence of generic drug products or the safety and effectiveness of new drug products for their intended use is also required to be submitted. There are generally two types of applications used for obtaining FDA approval of new products:

•New Drug Application — An NDA is filed when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system or a new indication for a previously approved drug.

•Abbreviated New Drug Application — An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA’s Orange Book or for a new dosage strength for a drug previously approved under an ANDA.

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

FDASIA also included GDUFA, a novel user fee program focused on three key aims:

•Safety – Ensure that industry participants, foreign or domestic, are held to consistent quality standards and are inspected with parity using a risk-based approach.

•Access – Expedite the availability of generic drugs by bringing greater predictability to the review times for abbreviated new drug applications, amendments and supplements and improving timeliness in the review process.

•Transparency – Enhance FDA’s visibility into the complex global supply environment by requiring the identification of facilities involved in the manufacture of generic drugs and associated APIs, and improve FDA’s communications and feedback with industry.

Under GDUFA, 62% of the total fees are being derived from facility fees paid by Finished Dosage Form manufacturers and API facilities listed in pending or approved generic drug applications. The remaining 38% of the total fees are being derived from application fees, including generic drug application fees, prior approval supplement fees and fees for certain types of Drug Master Files, or DMFs.

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

Section C.08.004.1 of the Canadian Food and Drug Regulations is the so-called data protection provision, and the current version of this section applies in respect of all drugs for which an NOC was issued on or after June 17, 2006. A subsequent applicant for approval to market a drug for which an NOC has already been issued does not need to perform duplicate clinical trials similar to those conducted by the first NOC holder, but is permitted to demonstrate safety and efficacy by submitting data demonstrating that its formulation is bioequivalent to the formulation that was issued for the first NOC. The first party to obtain an NOC for a drug will have an eight-year period of exclusivity starting from the date it received its NOC based on those clinical data. A subsequent applicant for approval that seeks to establish safety and efficacy by comparing its product to the product that received the first NOC will not be able to file its own application until six years after the issuance of the first NOC. The Minister of Health will not be permitted to issue a NOC to that applicant until eight years after the issuance of the first NOC — this additional two-year period will correspond in most cases to the 24-month automatic stay under the Regulations. If the first person provides the Minister with the description and results of clinical trials relating to the use of the drug in pediatric populations, it will be entitled to an extra six months of data protection. A drug is only entitled to data protection so long as it is being marketed in Canada.

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

Intellectual Property

To compete effectively, we need to develop and maintain a proprietary position with regard to our technology, product candidates and business. Our goal is to safeguard our trade secrets and know-how, attain, maintain and enforce patent protection for our product candidates, formulations, processes, methods and other proprietary technologies, and operate without infringing on the proprietary rights of others. We seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology. We seek to achieve this protection through a combination of contractual arrangements and patents.

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

Facility and Operations

The Company’s executive administrative offices are located in Buena, New Jersey, in two facilities which originally were approximately 33,000 square feet built on 8.44 acres of land in 1995, which we own. In 2017 we acquired an additional 3.0 acres of adjacent land in support of our facility expansion. We now own a total of 11.44 acres at our Buena facility. This facility is used for production, product development, marketing and warehousing for our pharmaceutical, cosmeceutical and cosmetic products. We completed construction on an expansion of our Buena, New Jersey facility to total approximately 110,000 square feet. Although the injectable manufacturing lines installed have yet to receive FDA approval, we received a Certificate of Occupancy in the fourth quarter of 2018 and are currently occupying the space. Once FDA approved, the expanded facility will increase our manufacturing capability for topical products and will also enable the production of sterile injectable products in both vial and ampule presentations. We are using this facility expansion as an opportunity to upgrade and improve the degree of automation and capacity in our existing topical production suite. The sterile production area is designed around isolator-based technology. Our capabilities encompass a full suite of competencies, including manufacturing, regulatory, quality assurance and in-house validation.

We operate our facility in accordance with cGMP. Our facility is registered with the FDA. We believe that our facility and equipment are in good condition, are well-maintained and are able to operate at present levels. Our manufacturing operations are focused on regulatory compliance, continuous improvement, process standardization and excellence in quality and execution across the organization.

We lease additional warehouse space in Vineland, New Jersey, as needed to complement our existing warehouse capacity.

The Company also leases approximately 9,500 square feet of corporate office space in Iselin, New Jersey, approximately 4,000 square feet of office space in Mississauga, Canada and approximately 3,000 square feet of office and laboratory space in Tallinn, Estonia.

Employees

On December 31, 2018, we had a total of 189 full-time employees, including ten full-time employees in Canada and 13 full-time employees in Estonia. In addition, as the need arises, we occasionally utilize short-term, part-time employees who are paid on an hourly basis. We also utilize temporary employees provided by third-parties on a regular basis, primarily in our production department. We do not have a collective bargaining agreement with our employees and we believe that our employee relations are good.

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

With the exception of 2015, our expenses exceeded our revenue in each of the last 13 years, and no net income has been available to common stockholders during each of these years. As of December 31, 2018, our stockholders’ equity was $18.4 million and we had an accumulated deficit of $96.4 million. Our future profitability depends on revenue exceeding expenses, but we cannot assure you that this will occur. If we do not become profitable or continue to raise external financing, we could be forced to curtail operations and sell or liquidate our business, and you could lose some or all of your investment.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. Three of our customers accounted for 54% of our revenue for the year ended December 31, 2018, and three of our customers accounted for 52% of our revenue for the year ended December 31, 2017. The loss of one or more of these customers could have a significant impact on our revenues and harm our business and results of operations.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, one of our products accounted for 7% and 17% of our revenue for the years ended December 31, 2018 and 2017, respectively. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

The pharmaceutical industry in which we operate is intensely competitive. We are particularly subject to the pressures of direct competition. For example, the competition we encounter may have a negative impact upon the prices we may charge for our products, the market share of our products and our revenue and profitability.

The pharmaceutical industry in which we operate is intensely competitive. The competition that we encounter has an effect on our product prices, market share, revenue and profitability. Depending upon how we respond to this competition, its effect may be materially adverse to us.

We compete with:

•the original manufacturers of the brand-name equivalents of our generic products; and

•other generic drug manufacturers.

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

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for identical competing products, that market share, and the price of that product, may decline depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. In addition, the FDA has continued to shorten the review and response time to certain ANDAs, as a result of their guidelines established under GDUFA, and it has recently finalized policies to implement the Competitive Generic Therapy (“GCT”) designation pathway created by Congress in 2017 as part of FDARA. Based on these trends and regulatory developments, competitors could potentially enter the markets in which we compete more quickly. We cannot provide assurance that we will be able to continue to develop such products or that the number of competitors with such products will not increase to such an extent that we may stop marketing a product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.

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

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•pursuing new patents for existing products that may be granted just before the expiration of earlier patents, which could extend patent protection for additional years or otherwise delay the launch of generics;

•selling the brand product as an “authorized generic,” either by the brand company directly, through an affiliate or by a marketing partner;

•using the Citizen Petition process to request amendments to FDA standards or otherwise delay generic drug approvals;

•seeking changes to the U.S. Pharmacopeia, an FDA, and industry recognized compendia of drug standards;

•attaching patent extension amendments to non-related federal legislation;

•engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing; and

•seeking patents on methods of manufacturing certain active pharmaceutical ingredients.

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

Affordable, high quality raw materials and packaging components are essential to our business due to the nature of the products we manufacture. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, and finished goods purchased by us are limited, or are available from one or only a few suppliers that have been pre-approved by the FDA for use in the manufacture of our products. In this type of limited-supplier situation, increased prices, rationing and/or shortages can occur. In response to the situation, we try to identify alternative materials or suppliers for such raw materials and finished goods like containers and closures. However, FDA requirements for products approved through the ANDA or NDA process could substantially lengthen the time for approval of an alternate material source. Certain material shortages and approval of alternate sources could adversely affect our financial results. The rapid increase in cost of many raw materials from inflationary forces, such as increased energy costs, and our ability or inability to pass on these increases to our customers, could have a material impact on our financial results.

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

We depend on a limited number of suppliers for API. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. Changes in API suppliers must usually be approved by the FDA through a Prior Approval Supplement to each ANDA.

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

We are subject to stringent regulatory requirements related to environmental protection and hazardous waste disposal. Failure to adhere to such requirements could harm our business and results of operations.

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

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. One of our facilities has undergone remediation of environmental contamination, and one of our facilities is currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $0.9 million as of December 31, 2018, and remaining costs accrued at December 31, 2018 totaled $0.1 million. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

In Canada, we and our suppliers of raw materials are also subject to regulation under the Hazardous Products Act, Controlled Products Regulations, Consumer Product Safety Act. Canadian Environmental Protection Act and other current and potential future federal, provincial/territorial or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations. In addition, our analytical department uses certain hazardous materials and chemicals in limited and controlled quantities. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, provincial/territorial and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages and any such liability could exceed our resources.

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

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, marketing, advertising and sale of our products, among other things, are subject to extensive regulation by one or more U.S. agencies, including the FDA, the Federal Trade Commission and the Consumer Products Safety Commission, as well as by several state and local agencies in localities where our products are stored, distributed or sold. In addition, we manufacture and market certain of our products in accordance with standards set by organizations, such as the U.S. Pharmacopeia, or USP, a scientific nonprofit organization that sets standards for the identity, strength, quality, and purity of medicines, food ingredients, and dietary supplements manufactured, distributed and consumed worldwide. USP’s drug standards are enforceable in the United States by the FDA.

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

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, marketing, advertising and sale of our products, among other things, are subject to extensive regulation by one or more Canadian agencies, including Health Canada, as well as by several state and local agencies in localities where our products are stored, distributed or sold. In addition, we market certain of our products in accordance with standards set by organizations, such as the United States Pharmacopeial Convention, or USP, and the British Pharmacopeia, or BP, scientific nonprofit organizations that sets standards for the identity, strength, quality, and purity of medicines, food ingredients, and dietary supplements manufactured, distributed and consumed worldwide. Adherence to USP and BP published drug standards are prescribed by the Canadian Food and Drug Regulations.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area, or EEA, and Switzerland to the United States, the decision of the European Court of Justice that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the European Union to entities in the United States. In February 2016, the European Commission announced an agreement with the Department of Commerce, or DOC, to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission and making commitments on the part of public authorities regarding access to information.

The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, subject to significant regulation in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings.

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

Federal laws regarding reporting and payment obligations with respect to a pharmaceutical company’s participation in federal health care programs, including Medicare and Medicaid, are complex. These programs generally require us to pay rebates or provide discounts to government payors in connection with our products that are dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a quarterly basis to the government agencies that administer the programs. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in changes that may have material adverse legal, regulatory, or economic consequences. Responding to current and future changes may increase our costs and the complexity of compliance will be time-consuming, and could have a material adverse effect on our results of operations. The U.S. Department of Health and Human Services (“DHHS”) has issued a proposed rule that would remove safe harbor protections for certain rebates, which if finalized as released would go into effect in January 2020. Given the complexity of the drug pricing systems in the United States, DHHS is also soliciting input on multiple issues and other proposals as part of this formal rulemaking process, and the timeline for any final government action could be lengthy. It is unclear what changes a DHHS final rule, if any, would make to the current drug rebate rules for Medicare and Medicaid programs, and what the potential impact of such changes would be to our business or operations.

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

We are subject to state and federal healthcare laws pertaining to fraud and abuse, physician payment transparency and laws that govern the submission of claims for reimbursement. These laws include the following:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as Medicare and Medicaid. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•the federal False Claims Act, or FCA, which imposes civil liability and criminal fines on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. The FCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FCA. These suits, also known as qui tam actions, may be brought by, with only a few exceptions, any private citizen who believes that he has material information of a false claim that has not yet been previously disclosed. These suits have increased significantly in recent years because the FCA allows an individual to share in any amounts paid to the federal government in fines or settlement as a result of a successful qui tam action;

•federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters;

•the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to a “covered recipient,” which include physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and beginning in 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives following an expansion of the law by Congress in 2018. Applicable manufacturers and group purchasing organizations also must report annually ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members;

•the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•the Foreign Corrupt Practices Act, or FCPA, including its anti-bribery provisions, which make it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business; and

•analogous state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

There also continues to be uncertainty that any provisions of the Affordable Care Act will continue to exist in their current form. Certain legislators are continuing their efforts to repeal the Act, although there is little clarity on how such a repeal would be implemented and what an Affordable Care Act replacement might look like, and there continue to be lawsuits in federal courts seeking to invalidate parts or all of the Act. For the immediate future, there continues to be significant uncertainty regarding the health care, health care coverage and health care insurance markets. The 116th Congress convened in January 2019 is expected to focus on health care markets broadly and also to target widely publicized cases of product failures as well as corporate misconduct in the health care industry writ large. The 116th Congress has a much different House of Representatives than the prior 115th Congress, and these and other political changes create additional uncertainty for all industries offering goods and services to medical professionals, including generic pharmaceuticals like ours.

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

Even if we are able to obtain regulatory approvals for our generic pharmaceutical products the success of those products is dependent upon market acceptance. Levels of market acceptance for our products could be impacted by several factors, including but not limited to:

•the availability of alternative products from our competitors;

•the price of our products relative to that of our competitors;

•the timing of our market entry;

•the ability to market our products effectively to the different levels in the distribution chain;

•other competitor actions; and

•the continued acceptance of and/or reimbursement for our products by government and private formularies and/or third party payors.

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

The risks and uncertainties that we face with respect to patents and other proprietary rights include the following:

•the pending patent applications we have filed or may file, or to which we have exclusive rights, may not result in issued patents, or may take longer than we expect to result in issued patents;

•changes in U.S. patent laws may adversely affect our ability to obtain or maintain our patent protection;

•we may be subject to interference proceedings;

•the claims of any patents that are issued may not provide meaningful protection;

•we may not be able to develop additional proprietary technologies that are patentable;

•the patents licensed or issued to us or our collaborators may not provide a competitive advantage;

•other companies may challenge patents licensed or issued to us or our collaborators;

•other companies may independently develop similar or alternative technologies, or duplicate our technology;

•other companies may design around technologies we have licensed or developed; and

•enforcement of patents is complex, uncertain and expensive.

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

Any claims that our product offerings or processes infringe these rights, regardless of their merit or resolutions, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could, among other things, be required to:

•pay damages in the form of lost profits and/or a reasonable royalty for any infringement;

•pay substantial damages (potentially treble damages in the U.S. if any such infringement is found to be willful);

•pay attorney fees of a prevailing party, if the case is found to be exceptional;

•cease the manufacture, use or sale of the infringing offerings or processes;

•discontinue the use of the infringing technology;

•expend significant resources to design around patented technology and develop non-infringing technology; and

•license patented technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or may not be available at all.

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

A significant amount of our total assets is related to goodwill and intangible assets, including in-process research and development. As of December 31, 2018 the value of our goodwill and intangible assets net of accumulated amortization was $48.8 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

We may not be able to fully realize the expected benefits from the acquisition of certain products and/or companies.

Our recent acquisition of certain products and a company subjects us to additional operational and financial risks, including the following:

•additional costs that we may need to incur in order to return the products to the market and to comply with regulatory requirements;

•difficulties in coordinating research and development activities;

•uncertainties in the business relationships with our customers and suppliers; and

•lack of previous experiences in manufacturing, commercializing, and distributing products in therapeutic areas outside of the topical generic pharmaceutical market and in markets outside of the United States.

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

We seek to develop, license or acquire products that we can commercialize at levels of market acceptance that would allow us to recoup the costs of development and commercialization, grow market share, and achieve profitability. Even if we are able to obtain regulatory approvals for certain pharmaceutical products, if we fail to accurately predict demand for such products, our business, financial position, and results of operations could be adversely impacted. Levels of market acceptance for products could be impacted by several factors, including but not limited to:

•the availability of alternative products from our competitors;

•the price of our products relative to that of our competitors;

•the effectiveness of our marketing relative to that of our competitors;

•the timing of our market entry;

•the ability to market our products effectively to the retail level; and

•the acceptance of our products by government and private formularies.

Some of these factors are not within our control and, if any such factor arises, our profitability, business, financial position and results of operations could be materially adversely affected.

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

Our growth will depend, in part, on our continued ability to develop, commercialize and expand our drug products, including in response to changing regulatory and competitive pressures. In some circumstances, we accelerate our growth through the acquisition of complementary products and technologies rather than through internal development. The identification of suitable products to be acquired can be difficult, time-consuming and costly, and we may not be able to successfully complete or successfully execute strategies for identified acquisitions. The risks faced in connection with acquisitions include:

•diversion of management time and focus from operating our business to addressing acquisition and/or product integration challenges;

•coordination of research and development and sales and marketing functions;

•retention of key employees from the acquired company;

•integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•liability for activities of the acquired company and/or products before the acquisition, including patent infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•unanticipated write-offs or charges; and

•litigation or other claims in connection with the acquired company or product, including claims from product users, former stockholders or other third parties.

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

In the ordinary course of our business, we may be involved in legal proceedings with both private parties and certain government agencies, including the FDA. Enforcement actions and litigation may result in verdicts against us, which may include significant monetary awards, judgments that certain of our intellectual property rights are invalid or unenforceable and injunctions preventing the manufacture, marketing and sale of our products. If disputes are resolved unfavorably, our business, financial condition and results of operations may be adversely affected.

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

After the FDA or Health Canada approves a drug for marketing under an NDA, ANDA, NDS, or ANDS, the product’s sponsor must comply with several post-marketing obligations that continue until the product is discontinued. These post-marking obligations include the prompt reporting of serious adverse events to the appropriate regulatory agency or agencies, the submission of product-specific annual reports that include changes in the distribution, manufacturing, and labeling information, and notification when a drug product is found to have significant deviations from its approved manufacturing specifications (among others). Our ongoing compliance with these types of mandatory reporting requirements could result in additional requests for information from the FDA or Health Canada and, depending on the scope of a potential product issue that the FDA or Health Canada may decide to pursue, potentially also result in a request from the agency to conduct a product recall or to strengthen warnings and/or revise other label information about the product. Any of these post-marketing regulatory actions could materially affect our sales and, therefore, they have the potential to adversely affect our business, financial condition, results of operations and cash flows.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2018. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2018, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. In addition, on March 15, 2018, we filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and on December 12, 2018, we filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, in each case in order to revise and restate certain items disclosed in such reports. Moreover, other material weaknesses may be identified.

We are in the process of remedying all of the identified material weaknesses, and this work will continue during fiscal 2019 and beyond. For a detailed description of our remedial efforts, see Item 9A, "Controls and Procedures." There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our Consolidated Financial Statements. Certain of our remedial actions, such as hiring additional qualified personnel to implement our reconciliation and review procedures, will be ongoing and will result in our incurring additional costs even after our material weaknesses are remedied.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, if additional material weaknesses are found in our internal controls in the future, or if our external auditors cannot attest to the effectiveness of our internal control over financial review we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

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

As of December 31, 2018, we had federal net operating loss carry forwards, or NOLs, of approximately $45.1 million which expire from 2020 through 2037. Federal operating losses arising during and after 2018 are not subject to expiration; however, their usage is limited to 80% of taxable income during the year of use. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Our ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of our stock that is held by 5% or greater stockholders. We examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. We believe that operating losses subsequent to the change date in 2010 (aggregating $26.5 million) are not subject to Section 382 limitations. We have estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains.

We are subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, we undergo a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. For federal purposes, (except for the years 2014 and 2015, which have been examined by the Internal Revenue Services), post 1998 tax years remain open to examination as a result of net operating loss carryforwards. We are currently open to audit by the appropriate state income taxing authorities for tax years 2014 through 2017.
The recently passed comprehensive federal tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “United States Tax Cuts and Jobs Act,” or U.S. TCJA, significantly revising the Internal Revenue Code of 1986, as amended, or the Code. The U.S. TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. We urge investors to consult with their legal and tax advisers regarding the implications of the U.S. TCJA on an investment in our common stock.

We are currently involved in antitrust litigation related to our pricing practices. which is also part of a larger investigation by the attorneys general of forty-five states into alleged generic drug price fixing schemes and asserting claims under federal antitrust law (specifically, section 1 of the Sherman Act).

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

We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area, or EEA, and Switzerland to the United States, the decision of the European Court of Justice that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the European Union to entities in the United States. In February 2016, the European Commission announced an agreement with the Department of Commerce, or DOC, to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission and making commitments on the part of public authorities regarding access to information.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Common Stock

Shares of our common stock can be relatively illiquid which may affect the trading price of our common stock.

For the year ended December 31, 2018, the average daily trading volume of our common stock on the Nasdaq Global Select Market was approximately 518,868 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. We did not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, which quarterly report was filed on December 12, 2018. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2018, and our management concluded that our disclosure controls and procedures were not effective as of December 31, 2018, solely because of the material weaknesses in our internal control over financial reporting described herein in Item 9A(ii).

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

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $1.13 in the fourth quarter of 2018 and a high of $9.54 in the second quarter of 2017. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;

•achievement or rejection of regulatory approvals by our competitors or us;

•announcements of technological innovations or new commercial products by our competitors or us;

•developments concerning proprietary rights, including patents;

•developments concerning our collaborations;

•regulatory developments in the U.S. and foreign countries;

•economic or other crises in the markets in which we compete, and other external factors;

•stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the cosmetic, pharmaceutical and consumer products industry;

•actual or anticipated sales of our common stock, including sales by our directors, officers or significant stockholders;

•period-to-period fluctuations in our revenues and other results of operations; and

•speculation about our business in the press or the investment community.

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

Our common stock is listed on the Nasdaq Global Select Market, a national securities exchange, which imposes continued listing requirements with respect to listed shares. On November 13, 2018, we received a notification letter from The Nasdaq Stock Market advising that, because we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2018, we were not in compliance with Listing Rule 5250(c)(1), which requires timely filing of all required periodic financial reports with the SEC. While we regained compliance with Listing Rule 5250(c)(1) on December 12, 2018, if in the future we fail to meet this or any other continued listing standard of the Nasdaq Global Select Market, our common stock could be delisted and our stock price could suffer. A delisting of our shares of common stock could negatively impact us by further reducing the liquidity and market price of our shares of common stock and the number of investors willing to hold or acquire our shares of common stock, which could negatively impact our ability to raise equity financing.

Risks Related to our Notes and Credit Facilities

We may not have the ability to raise the funds necessary to settle conversions of the Notes, purchase the Notes as required pursuant to the terms of the indenture governing the Notes or pay the redemption price for any Notes we redeem, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

On December 16, 2014, we completed the sale of $125 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2019, or the 2019 Notes, to Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC as the initial purchasers and on December 22, 2014, we issued to the initial purchasers an additional $18.75 million aggregate principal amount of the

Notes. On May 1, 2018, we entered into separate, privately negotiated exchange agreements with certain holders of the Notes to exchange an aggregate principal amount of approximately $75 million of the 2019 Notes in exchange for an equal amount of our 4.75% Convertible Senior Notes due 2023, or the 2023 Notes (together with the 2019 Notes, the “Notes”). Pursuant to the terms of the indentures governing the Notes, following certain events, holders of Notes will have the right to require us to purchase their Notes for cash. Such event may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the purchase price in cash with respect to any Notes surrendered by holders for purchase at that time, make cash payments upon conversions or pay the redemption price for any Notes we redeem. In addition, restrictions in our then existing credit facilities or other indebtedness, if any, may not allow us to purchase the Notes (even if required pursuant to the terms of the indentures), make cash payments upon conversions of the Notes or pay the redemption price for any Notes we redeem would result in an event of default with respect to the Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Notes, make cash payments upon conversions thereof or pay the redemption price for any Notes we redeem.

Our substantial indebtedness could materially adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under the Notes.

As of December 31, 2018, our total consolidated indebtedness was $175.8 million. Our substantial level of indebtedness coupled with our net loss increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

•make it difficult for us to satisfy our obligations with respect to our outstanding and other future debt obligations;

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

Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon conversion of or to refinance our indebtedness, including the Notes and New Senior Credit Facilities, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our ability to make scheduled payments and satisfy our other obligations pursuant to our Senior Credit Facility depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control.

On December 13, 2018, pursuant to a previously disclosed commitment letter by and between us and Ares Management LLC, we entered into: (i) a First Lien Revolving Credit Agreement, by and among us, as the borrower, certain subsidiaries of ours, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “Revolver Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among us, as the borrower, certain subsidiaries of ours, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Credit Agreement” and, together with the Revolver Credit Agreement, the “Senior Credit Facilities”). The Senior Credit Facilities consist of a $25.0 million senior revolving credit facility governed by a Revolver Credit Agreement, a $50.0 million second lien initial term, a $30.0 million second lien delayed draw term loan A and a $15.0 million second lien delayed draw term loan B.  The interest rate under the revolver is calculated at either the one, two, three or six-month London Inter-Bank Offered Rate, or LIBOR plus 3.75%, or the base rate plus 2.75%. The interest rate on the new term loans is calculated at either LIBOR plus 8.75% or the base rate plus 7.75%.

We may not generate sufficient cash flow from operations to cover required interest and principal payments, which could result in an event of default and acceleration of our obligations under these agreements, which may require us to seek additional financing or restructure existing debt on unfavorable terms. In addition, adverse changes in credit markets could increase our cost of borrowing and make it more difficult for us to obtain financing.

Restrictive covenants in our Senior Credit Facilities may interfere with our ability to obtain additional advances under existing credit facilities or to obtain new financing or to engage in other business activities.

Our Senior Credit Facilities contain certain affirmative, negative, and financial covenants, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA. In addition, we are required to comply with certain financial covenants consisting of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

These restrictions may interfere with our ability to obtain additional advances under our credit facilities or to obtain restrictions may interfere with our ability to obtain additional advances under existing credit facilities or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue. In addition, If an event of default occurs, the lenders of the revolver would be entitled to take enforcement actions, including foreclosure on collateral and acceleration of amounts owed under the revolver, and the lenders under the new term loans would also be entitled to take such actions, subject to any limitations set forth in an inter creditor agreement with respect to the new term loans, which in each case could have a material adverse effect on our business, financial condition and results of operations.

We will continue to have the ability to incur debt; if we incur substantial additional debt, these higher levels of debt may affect our ability to pay the principal of and interest on the Notes and the Senior Credit Facilities.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The indenture governing the Notes does not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on the Notes, or any fundamental change purchase price or any cash due upon conversion, to pay the principal of and interest on our Senior Credit Facilities, and our creditworthiness generally.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company’s executive administrative offices are located in Buena, New Jersey, in two facilities now totaling approximately 110,000 square feet with the expansion of the facility completed in the fourth quarter of 2018 is built on 8.44 acres of land in 1995, which we own. In 2017 we acquired an additional 3.0 acres of adjacent land in support of our facility expansion. We now own a total of 11.44 acres at our Buena facility. One of those facilities is used for production, product development, marketing and warehousing for our own generic prescription pharmaceutical products and pharmaceutical, cosmeceutical and cosmetic products. In July 2016, the Company completed the first phase of the facility expansion in the Buena, New Jersey location. The facility now houses our new product development laboratory for work on topical and sterile pharmaceuticals. The other facility is currently being expanded to increase our manufacturing capacity for topical products, and will also enable the production of sterile injectable products in both vial and ampule presentations. We lease additional square feet of warehouse space as needed in Vineland, New Jersey, lease approximately 9,500 square feet of corporate office space in Iselin, New Jersey, and lease approximately 4,000 square feet of office space in Mississauga, Canada. The Company also leases approximately 3,000 square feet of office and laboratory space in Tallinn, Estonia.

Item 3.  LEGAL PROCEEDINGS

To date, twelve putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo New York Inc., regarding the pricing of generic econazole nitrate cream (“econazole”). The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased, paid and/or reimbursed patients for the purchase of generic econazole from July 1, 2014 until the time the defendants’ allegedly unlawful conduct ceased or will cease. The class plaintiffs seek treble damages for alleged overcharges for econazole during the alleged period of conspiracy, and certain of the class plaintiffs also seek injunctive relief against the defendants. All actions have been consolidated by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter. On October 16, 2018 the court dismissed the class plaintiffs’ claims against the Company with leave to replead. On December 21, 2018 the class plaintiffs filed amended complaints, which the Company moved to dismiss on February 21, 2019. This motion remains pending.

Three “opt-out” antitrust lawsuits have additionally been filed against the Company by Humana Inc.; The Kroger Co. et al.; and United HealthCare Services, Inc., and consolidated into the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter by the Judicial Panel on Multidistrict Litigation. Each of the opt-out complaints names between thirty-six and forty-three defendants (including the Company) and involves allegations regarding the pricing of econazole along with between twenty-four and twenty-nine other drug products that were not manufactured or sold by the Company during the period at issue. The opt-out plaintiffs seek treble damages for alleged overcharges for the drug products identified in the complaint during the alleged period of conspiracy, and two of the complaints also seek injunctive relief. A motion to dismiss the Humana Inc. and The Kroger Co., et al. opt-out complaints was filed on February 21, 2019. A motion to dismiss the United HealthCare Services, Inc. opt-out complaint has not yet been filed.

Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. Because discovery in this matter is ongoing, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes this case is without merit, and the Company intends to vigorously defend against these claims. The Company filed three counter-claims against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products and for breaching the confidentiality provisions and exclusivity provisions of the parties’ agreements.

On December 13, 2018, Valdepharm SA filed a lawsuit alleging that the Company breached contracts regarding two drug products that the Company had sought to have Valdepharm manufacture. On February 12, 2019 the Company answered the complaint and counterclaimed, alleging that Valdepharm breached the contracts by failing to perform its work in compliance with FDA regulations and current Good Manufacturing Practices. Each party seeks damages associated with the alleged breach and related claims. Due to the early stage of the case we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe the claims against Teligent are without merit, and we intend to vigorously defend against them.

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

 Stockholders

As of March 25, 2019, there were approximately 345 stockholders of record of our 53,845,427 outstanding shares of common stock.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. SELECTED FINANCIAL DATA
As discussed in Note 1, Correction of Previously Issued Consolidated Financial Statements, in the Company’s consolidated financial statements included in Item 8, the consolidated financial statements of the Company for years ended December 31, 2017 and 2016 have been revised to give effect to the correction of certain immaterial accounting errors described therein. Accordingly, the 2017 and 2016 selected consolidated financial data presented in the table below has been revised to give effect to the correction of these immaterial accounting errors, as derived from the Company's audited consolidated financial statements included in Item 8. In addition, the immaterial accounting errors discussed in Note 1 originated prior to fiscal year 2016 and as such, the 2015 and 2014 selected consolidated financial data presented in the table below has also been revised to give effect to the correction of these immaterial accounting errors. The revised selected consolidated financial data presented below should be read in conjunction with the Company's consolidated financial statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

	As of and For the Years Ended December 31,
	2018	2017	2016	2015	2014
(In thousands, except per share data)
Revenues	$65,865	$60,202	$63,012	$37,940	$30,647
Gross profit	22,385	27,372	34,687	21,315	16,972
Operating (loss) income	(15,099)	(11,797)	2,542	(3,192)	3,906
Interest and other non-operating income (expense)	(21,219)	(3,479)	(14,240)	9,895	1,518
Foreign currency exchange (loss) gain	(3,371)	7,719	(936)	109	—
Loss before income tax expense	(36,318)	(15,276)	(11,698)	6,703	5,424
Income tax (benefit) provision	(62)	(85)	287	35	173
Net (loss) income	(36,256)	(15,191)	(11,985)	6,668	5,251
Net (loss) income attributable to common stockholders	(36,256)	(15,191)	(11,985)	6,668	5,251
Weighted average shares outstanding:
Basic	53,593	53,324	53,078	52,873	49,818
Diluted	53,593	53,324	53,078	67,112	64,207
PER SHARE:
Net (loss) income:
Basic	(0.68)	(0.28)	(0.23)	0.13	0.11
Diluted	(0.68)	(0.28)	(0.23)	(0.07)	0.09
BALANCE SHEET DATA:
Current assets	$48,386	$59,131	$101,965	$115,542	$176,743
Property, plant and equipment, net	91,775	68,355	26,215	8,706	3,262
Total assets	190,892	184,585	181,895	183,503	196,603
Current liabilities	32,612	18,696	13,632	9,509	12,527
Long-term obligations, less current installments	139,859	121,136	111,596	107,235	144,942
Stockholders’ equity	18,421	44,753	56,667	66,759	39,134
CASH FLOW DATA:
Net cash (used in) provided by operating activities	$(13,275)	$398	$(447)	$(15,459)	$(3,767)
Net cash used in investing activities	(25,294)	(40,429)	(20,076)	(53,068)	(3,792)
Net cash provided by (used in) financing activities	25,333	269	(10)	(3,111)	164,465
Net (decrease)/increase in cash, cash equivalents and restricted cash	(13,236)	(39,762)	(20,533)	(71,638)	156,906
Revenues for the years ended December 31, 2015 and 2014 have been adjusted by $6.3 million and $3.1 million respectively. Current assets, Total assets and Current liabilities as of December 31, 2015 have been adjusted by $1.3 million respectively and Current assets, Total assets and Current liabilities as of December 31, 2014 have been adjusted by $0.5 million respectively to correct for  the immaterial errors described in footnote 1 to the consolidated financial statements.
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

As discussed in Note 1, Correction of Previously Issued Consolidated Financial Statements, in the Company’s consolidated financial statements included in Item 8, the Company’s consolidated financial statements for years ended December 31, 2017 and 2016 have been revised to give effect to the correction of certain immaterial accounting errors described therein. Accordingly, the discussion and analysis presented below for the years ended December 31, 2017 and 2016 has also been revised to give effect to the correction of these immaterial accounting errors. The revised discussion and analysis presented below provides information to assist in understanding the Company's financial condition and results of operations and, as such, should be read in conjunction with the Company's consolidated financial statements included in Item 8.

Company Overview

Strategic Overview

Teligent, Inc. and its subsidiaries (collectively the "Company") is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States we currently market 35 generic topical pharmaceutical products and four branded generic pharmaceutical products. In Canada we sell a total of over 27 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter, ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is trading on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

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

In 2014, we acquired 23 drug products that had been previously approved by the United States Food and Drug Administration, or FDA. Our pipeline includes 20 Abbreviated New Drug Applications ("ANDAs") for additional pharmaceutical products filed with the FDA. We have six abbreviated new drug submissions ("ANDSs") on file with Health Canada. In addition, we have 46 product candidates at various stages of our development pipeline. We expect to continue to expand our presence in the generic pharmaceutical market through the filing of additional ANDAs with the FDA, the filing of applications to Health Canada and the subsequent launch of products as these applications are approved. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio. On November 13, 2015, we acquired all of the rights, title and interest in the development, production, marketing, import and distribution of all products of Alveda Pharmaceuticals Inc., or Alveda, pursuant to two asset purchase agreements, one relating to the acquisition of all of the intellectual property-related assets of Alveda and the other relating to the acquisition of all other assets of Alveda.

We also develop, manufacture, fill, and package topical semi-solid and liquid products for branded and generic pharmaceutical customers, as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema.

Product and Pipeline Approvals

The following is a summary of approvals received in 2018:

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

On July 2, 2018, we announced approval of an ANDA for Lidocaine and Prilocaine Cream USP, 2.5%/2.5%. This was our seventh approval for 2018 and our twenty-sixth approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in November of 2018.

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

On October 2, 2018, we announced approval of an ANDA for Fluocinonide Ointment USP, 0.05%. This was our tenth approval for 2018 and our twenty-ninth approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in November of 2018.

On October 17, 2018, we announced approval of an ANDA for Fluocinonide Cream USP, 0.05%. This was our eleventh approval for 2018 and our thirtieth approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the fourth quarter of 2019.

On October 24, 2018, we announced approval of an ANDA for Desoximetasone Ointment USP, 0.05%. This was our twelfth approval for 2018 and our thirty-first approval from our internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the first quarter of 2019.

Results of Operations

Fiscal Year ended December 31, 2018 compared to year ended December 31, 2017

We had a net loss of $36.3 million, or $0.68 per share, during the year ended December 31, 2018 ("Current Year") compared to net loss of $15.2 million, or $0.28 per share, during the year ended December 31, 2017 ("Prior Year").  Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues (in thousands):

	Year Ended December 31,		Increase/(Decrease)
Components of Revenue:	2018	2017	$	%
Product sales, net	$65,638	$59,950	$5,688	9%
Research and development services and other income	227	252	(25)	(10)%
Total Revenues	$65,865	$60,202	$5,663	9%

Total revenues increased 9%, or $5.7 million, to $65.9 million Current Year from $60.2 million Prior Year.  The increase was primarily due to (i) increased revenue from the expansion of our own generic pharmaceutical product line of $1.6 million, (ii) increased revenues from our specialty generic injectable portfolio in Canada of $7.0 million, partially offset by (iii) decreased contract manufacturing revenues of $3.0 million.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and expenses (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2018	2017	$	%
Cost of revenues	$43,480	$32,830	$10,650	32%
Selling, general and administrative	23,408	19,904	3,504	18%
Product development and research	14,076	19,265	(5,189)	(27)%
Totals costs and expenditures	$80,964	$71,999	$8,965	12%

Total costs and expenditures increased 12%, or $9.0 million to $81.0 million in the Current Year from $72.0 million in the Prior Year. Cost of revenues increased as a percentage of total revenue to 66% in the Current Year as compared to 55% in the Prior Year.  Cost of revenues increased $10.7 million in the Current Year mainly due to $8.2 million increase from incremental sales volume and $1.9 million increase from incremental material price. Our rapid growth has contributed to some production inefficiencies, as we have expanded our manufacturing footprint and capacity in topical manufacturing and have added sterile manufacturing capabilities to our facility. Cost of revenues included an incremental change in inventory reserves of $1.5 million related to inventory and raw materials that were expected to expire in less than six months.

Selling, general and administrative expenses in the Current Year increased by $3.5 million as compared to the Prior Year. The changes primarily consist of (i) $1.9 million impairment loss in the Current Year as compared to $0.1 million from the Prior year, (ii) $2.5 million incremental professional fees in the Current Year including ongoing legal litigation, and audit fees, partially offset by (iii) a reduction of $1.2 million in bad debt related expenses in the Current Year.

Product development and research expenses decreased by $5.2 million as compared to the Prior Year. As we shift focus from our portfolio of topical generic prescription pharmaceutical products to injectable generic pharmaceutical products with the addition of our new facility, we saw a lower investment in R&D for 2018. This was mainly due to (i) $4.1 million decrease in clinical studies, (ii) $0.7 million decrease in salaries and related costs inclusive of stock based compensation related to options and restricted stock, (iii) $1.3 million decrease in exhibit and pilot batch costs, partially offset by (iv) $0.6 million increase to overhead costs related to the R&D department as we expand in order to utilize our new facilities and injectable pipeline of products and $0.3 million increase in GDUFA and associated fees.

Other (Expense) Income, net (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2018	2017	$	%
Interest and other expense, net	$(12,298)	$(11,198)	$1,100	10%
Foreign exchange (loss) / gain	$(3,371)	$7,719	$11,090	144%
Debt partial extinguishment of 2019 Notes	$(4,235)	$—	$4,235	100%
Debt extinguishment of 2021 term loan	$(1,315)	$—	$1,315	100%

Other (Expense) income, net increased in the Current Year primarily as a result of a $4.2 million loss on debt extinguishment  from the 2019 Notes and $1.3 million from the loss on debt extinguishment from the 2021 Term Loan in addition to $1.5 million of interest expense from the 2021 Term loan and $0.5 million of interest expense from the Ares financings partially offset by an increase in capitalized interest of $0.8 million.

Foreign exchange loss of $3.4 million in the Current Year is related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Year Ended December 31,		Increase/(Decrease)
	2018	2017	$	%
Net loss attributable to common stockholders	$(36,256)	$(15,191)	$21,065	(139)%
Basic and diluted loss per share	$(0.68)	$(0.28)	$0.40	(143)%

Net loss for the Current Year was $36.3 million as compared to net loss of $15.2 million for the Prior Year. The increase is primarily due to increase i) in costs and expenses of $9.0 million, ii) in interest and other expenses of $1.1 million, iii) in foreign exchange loss of $11.1 million, (iv) debt extinguishment losses of $5.5 million, partially offset by an increase in revenues of $5.7 million in the Current Year as discussed above.

Fiscal year ended December 31, 2017 compared to fiscal year ended December 31, 2016

We had a net loss of $15.2 million, or $0.28 per share, in 2017 compared to net loss of $12.0 million, or $0.23 per share, in 2016.

Revenues (in thousands):

	Year Ended December 31,		Increase/(Decrease)
Components of Revenue:	2017	2016	$	%
Product sales, net	$59,950	$62,035	$(2,085)	(3)%
Research and development services and other income	252	977	(725)	(74)%
Total Revenues	$60,202	$63,012	$(2,810)	(4)%

The decrease in product sales for the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to a decrease in contract manufacturing revenues of $8.0 million, specifically related to a decline in sales to one of our customers, partially offset by increased revenue from the expansion of our own generic pharmaceutical product line, increased revenue from Lidocaine Hydrochloride topical solution and Zantac injectable and increased revenue from our specialty generic injectable portfolio in Canada.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and expenses (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2017	2016	$	%
Cost of revenues	$32,830	$28,325	$4,505	16%
Selling, general and administrative	19,904	15,005	4,899	33%
Product development and research	19,265	17,140	2,125	12%
Totals costs and expenditures	$71,999	$60,470	$11,529	19%

Cost of revenues increased as a percentage of total revenue to 55% for the year ended December 31, 2017 as compared to 45% for the same period in 2016. The increase in cost of revenue as a percentage of sales was primarily due to the increased revenue from our own generic pharmaceutical product line. Increase in cost of sales as a percentage of revenue was driven by new product launches as well as changes in product mix, pricing and related fees, in addition to customer and product mix for our contract services revenue. For the year ended December 31, 2017, cost of revenues included $0.6 million of costs related to the write off of inventory related to two presentations of our frozen bag products. For the year ended December 31, 2017, cost of revenues also included an increase in inventory reserves of $0.9 million of costs related to inventory and raw materials that were expected to expire in less than six months. Consistent with our strategy, we have increased headcount in our production and quality groups to support our growth and expansion into injectable manufacturing. Total employee related costs increased by $0.3 million, headcount increased from 87 at December 31, 2016 to 117 at December 31, 2017. In addition, our rapid growth has contributed to some production inefficiencies, as we are expanding our manufacturing footprint and capacity in topical manufacturing, and adding sterile manufacturing capabilities at the existing facility. In addition, costs as a percentage of sales increased as revenue from contract services decreased by $8.0 million as compared to the same period in 2016, and the change in product mix resulted in an increase in costs as a percentage of sales.

Selling, general and administrative expenses for the year ended December 31, 2017 increased by $4.9 million as compared to the same period in 2016.  In 2017, there was an increase of $1.4 million in bad debt expense, $1.6 million in professional fees primarily related to increased legal costs associated with twelve putative class action lawsuits filed against us along with others regarding pricing of econazole nitrate cream. In addition, there were increases of $1.3 million in salaries and related costs, $0.4 million in corporate expenses, $0.1 million in recruiting fees, $0.1 million from the issuance of stock-based compensation related to options and restricted stock, $0.1 million in amortization expense offset by a decrease of $0.1 million in conferences and seminars.

Product development and research expenses for the year ended December 31, 2017 increased by $2.1 million as compared to the same period in 2016. Consistent with our strategy to expand our portfolio of generic prescription pharmaceutical products, we increased headcount, which resulted in an increase of $1.2 million in salaries and related costs, $0.8 million in clinical studies, $0.5 million in overhead costs, $0.1 million related to the impairment of an intangible asset, $0.1 million in stock based compensation related to options and restricted stock and $0.1 million in GDUFA and associated fees. These were partially offset by decreases in exhibit and pilot batch costs of $0.4 million and consulting fees of $0.3 million.

Other (Expense) Income, net (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2017	2016	$	%
Interest and other expense, net	$(11,198)	$(13,304)	$(2,106)	(16)%
Foreign exchange gain/ (loss)	$7,719	$(936)	$8,655	100%

Other (expense) income decreased for the year ended December 31, 2017 as compared to the same period in 2016. The decrease is related to the interest expense, amortization of debt discount and amortization of debt issuance costs of the Notes (see Note

6), partially offset by capitalized interest of $3.6 million related to our facility expansion. Foreign exchange gain of $7.7 million was recorded for the year ended December 31, 2017, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. These loans are to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Year Ended December 31,		Increase/(Decrease)
	2017	2016	$	%
Net loss attributable to common stockholders	$(15,191)	$(11,985)	$3,206	27%
Basic loss per share	$(0.28)	$(0.23)	$0.05	22%
Diluted loss per share	$(0.28)	$(0.23)	$0.05	22%

Net loss for the year ended December 31, 2017 was $15.2 million as compared to net loss of $12.0 million for the year ended December 31, 2016. The change is due to increases in costs and expenses in 2017 offset by foreign currency exchange gain of $7.7 million.

Liquidity and Capital Resources

Our capital resources were comprised of cash and cash equivalents of $9.7 million and $26.7 million as of December 31, 2018 and December 31, 2017, respectively. We had working capital of $15.8 million at December 31, 2018. Our liquidity needs have typically arisen from the funding of our new manufacturing facility, product manufacturing costs, research and development programs and the launch of new products. In the past, we have met these cash requirements through cash inflows from operations, working capital management, and proceeds from borrowings discussed in Note 6. Although the construction of our new manufacturing facility was completed in October of 2018, additional investment will be needed to prepare the facility and our employees for a prior approval inspection from the FDA. In addition, we expect to continue to incur significant expenditures for the development of new products in our pipeline, and the manufacturing and sales and marketing of our existing product. While we rely heavily on cash flows from operating activities and borrowings from outside sources to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or will be available to the Company to the extent required and on acceptable terms.

The $13.2 million reduction in our cash during the twelve months ended December 31, 2018 was largely due to additional investment in the Company's new manufacturing facility located in Buena, New Jersey as evidenced by the $25.3 million increase of property, plant and equipment, net, along with the timing of our accounts receivable collections and expense payments associated with our launch of eight new products in the U.S. market. In addition, we had an accumulated deficit of $96.4 million as of December 31, 2018, and incurred a $36.3 million net loss and used $13.3 million in net cash from operating activities during the twelve months ended December 31, 2018.

On April 27, 2018, we entered into separate exchange agreements with certain holders of the 2019 Notes. The agreements gave the holders the right to exchange, in aggregate, $75.1 million of the 2019 Notes for $75.1 million of new Convertible 4.75% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. At the option of the holders, the 2023 Notes are convertible into shares of our common stock, cash or a combination thereof. The initial conversion rate is $224.71 per share, subject to certain adjustments, related to either our stock price volatility, or the Company's declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders will be entitled to receive additional shares of common stock for a potential increase of the conversion rate up to $280.90 per share under a make-whole provision in some circumstances. We incurred debt issue costs of $1.6 million upon issuance of the 2023 Notes.

In addition, on May 4, 2018, we filed a Registration Statement on Form S-3 ("the Form S-3") pursuant to the Securities Act of 1933, as amended. The Form S-3 registration allows us to issue, from time to time and at prices to be determined at or prior to the offering, up to $50.0 million of any combination of the securities described in the prospectus, either individually or in units should the need to raise cash arise. We did not timely file our financial statements for the quarter ended September 30, 2018.  As a result, our access to offer up to $50.0 million of the identified securities was suspended for twelve months.

On December 13, 2018, we entered into a $25.0 million Revolving Credit Agreement (the “Revolver”) and Term Loan Agreement (the “2023 Term Loan”, and together with the Revolver, the “Senior Credit Facilities”). The Term Loan consists of (i) a $50.0 million initial term loan (the “Initial Term Loan”); (ii) a $30.0 million delayed draw term loan A (the “Delayed Draw Term Loan A”) and (iii) a $15.0 million delayed draw term loan B (the “Delayed Draw Term Loan B” and, together with the Delayed Draw Term Loan A, the “Delayed Draw Term Loans”). The Initial Term Loan matures on the earlier to occur of (a) three months prior to maturity of the 2023 Notes and (b) June 13, 2024. Commitments related to undrawn amounts of the Delayed Draw Term Loan A terminate on June 30, 2019, and drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Revolver matures on the earlier to occur of (a) six months prior to the maturity of the 2023 Notes and (b) December 13, 2023. Our ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of our assets. All of our debt is subordinated to the Senior Credit Facilities. The 2023 Term Loan is subordinated to the Revolver. The Senior Credit Facilities have customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA. The financial covenants consist of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

In December 2018 the Company used $52.8 million of proceeds from the Senior Credit Facilities to repurchase the 2019 Notes as well as $0.3 million of proceeds to pay for transaction costs.  The repurchase of the 2019 Notes for is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires us to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. We allocated the total amount of unamortized debt issuance costs incurred to the liability and equity components using the same proportions as the consideration transferred to extinguish the 2019 Notes. In accordance with the guidance above, we recorded $1.7 million as an extinguishment loss related to the repurchase of the 2019 Notes in the Consolidated Statement of Operations. In addition, we recorded a $2.9 million reduction of Additional Paid in Capital in connection with the extinguishment of the 2019 Notes.

In the event the Company needs liquidity beyond what is available from the Senior Credit Facilities, in order to continue normal business operations and execution of the Company’s growth strategy, the Company will need to exercise its ability to significantly defer or reduce planned discretionary investments in research and development and capital projects or seek other financing alternatives. Other financing alternatives may include raising additional capital through the sale of its equity, a strategic alliance with a third party or securing additional debt. If additional acquisition and growth opportunities arise, external financing will be required.

Our operating activities used $13.3 million of cash during the year ended December 31, 2018 compared to $0.4 million of cash provided during the year ended December 31, 2017 and $0.5 million of cash used during the year ended December 31, 2016. The cash used for the year ended December 31, 2018 was mostly due to an increase in accounts receivable of $4.0 million and inventories of $1.6 million, and a reduction in accounts payable of $3.4 million, in addition to $7.3 million of interest paid on our Notes, Revolver, and Term Loans.  The cash provided by operating activities for the year ended December 31, 2017 was mostly due to the collections of accounts receivable in 2017, which contributed to a net decline in accounts receivable of $6.0 million offset by $5.4 million of interest expense paid in 2017 related to our Notes. The cash provided for the year ended December 31, 2016 was mostly due to the collection of the Canadian goods and services tax (GST) and the harmonized sales tax (HST), of $5.2 million, in addition to other changes in operating assets and liabilities, offset by $5.4 million of interest expense related to our Notes.

Consolidated revenue growth of 10% in 2018 was primarily driven by increased sales in Canada. Competitors in Canada experienced drug shortages and Teligent was able to capitalize on these opportunities, increasing sales volume and cash flow from operating activities by $7.4 million more than anticipated. During the year some products had some production constraints which resulted in a delay in shipping of the manufactured products, this had a negative impact on the statement of operations and operating cash flows as Teligent had to absorb the cost of this delay. Overall economic conditions of the market were not favorable during 2018 as the pharmaceutical industry was under scrutiny and market pressure to not increase prices. Sales for U.S. operations were also negatively impacted due to the delay in supply from suppliers, which in turn impacted sales to our customers.

Our investing activities used $25.3 million during the year ended December 31, 2018 compared to $40.4 million and $20.1 million of cash used in the years ended December 31, 2017 and December 31, 2016, respectively. The funds used for the year ended December 31, 2018 included $25.3 million in capital expenditure, the majority of which were for the facility expansion in Buena, NJ. The funds used for the year ended December 31, 2017 included $40.4 million in capital expenditures, the majority of which were also for the facility expansion in Buena. The funds used for the year ended December 31, 2016 included $16.7 million in capital expenditures, for which the majority were also for the facility expansion in Buena, as well as expenditures for the Estonian lab, and $3.4 million in product acquisition costs including Sebela and the buyout of the royalty stream related to AstraZeneca.

Our financing activities provided $25.3 million of cash during the year ended December 31, 2018 compared to $0.3 million of cash provided by and no cash used or provided by financing activities in the year ended December 31, 2017 and December 31, 2016, respectively. The cash provided during the year ended December 31, 2018 consisted of proceeds from the 2021 Term Loan which was later replaced by the Senior Credit Facilities with Ares Capital Management. The cash provided during the year ended December 31, 2017 consisted of proceeds from the exercise of common stock options and warrants. The cash used during the year ended December 31, 2016 was mainly due to principal payments on capital lease obligations offset by proceeds from the exercise of common stock warrants and options.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Contractual Obligations

Our contractual obligations and commitments as of December 31, 2018 are presented below.  Outstanding debt and interest obligation is discussed in Note 6 of our Consolidated Financial Statements. As more fully described under Item 2 - Properties, we lease a warehouse in Vineland, New Jersey, office space in Iselin, New Jersey, office space in Mississauga, Canada and office and laboratory space in Tallinn, Estonia. Our remaining obligations under these leases are summarized below.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short term debt obligations	$15,702	$15,702	$—	$—	$—
Long term debt obligations	160,090	—	—	160,090	—
Interest on debt obligations	37,583	9,063	18,150	10,370	—
Operating Lease	3,234	573	1,244	1,217	200
Total	$216,609	$25,338	$19,394	$171,677	$200

We have certain licensing and development agreement in place under which we will pay certain licensing fees and milestones over the lives of certain projects. These commitments totaled approximately $2.4 million as of December 31, 2018, and will be paid over the next several years in accordance with agreed upon milestones.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at December 31, 2018 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company’s revenue is recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns. The Company derives its revenues from three types of transactions: sales of its own pharmaceutical products (Company product sales), sales of manufactured product for its customers (contract manufacturing sales), and research and product development services performed for third parties. Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition policies for each. Taxes collected from customers and remitted to government authorities and that are related to the sales of the Company’s products are excluded from revenues.

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

The Company performed a comprehensive review of its existing revenue arrangements as of January 1, 2018 following the five-step model. Based on the Company's analysis, there were no changes identified that impacted the amount or timing of revenues recognized under the new guidance as compared to the previous guidance. Additionally, the Company's analysis indicated that there were no changes to how costs to obtain and fulfill our customer contracts would be recognized under the new guidance as compared to the previous guidance. The impact of the adoption of this standard on the Company's Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows was not material. The adoption of the new guidance impacted the way the Company analyzes, documents, and discloses revenue recognition under customer contracts beginning on January 1, 2018 and resulted in additional disclosures in the Company's financial statements.

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

Revenue and Provision for Sales Returns and Allowances

As is customary in the pharmaceutical industry, the Company’s product sales are subject to a variety of deductions including chargebacks, rebates, cash discounts, other allowances, and returns. Product sales are recorded net of accruals for returns and allowances ("SRA"), which are established at the time of sale. The Company analyzes the adequacy of its accruals for returns and allowances quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that an adjustment is appropriate. Accruals are also adjusted to reflect actual results. These provisions are estimates based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The Company uses a variety of methods to assess the adequacy of its returns and allowances reserves to ensure that its financial statements are fairly stated. These include periodic reviews of customer inventory data, customer contract programs, subsequent actual payment experience, and product pricing trends to analyze and validate the return and allowances reserves.

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

Rebates are used for various discounts and rebates provided to customers. This account has been used for various one-time discounts given to customers. The Company reviews the percentage of products sold through these programs by reviewing chargeback data and uses the appropriate percentages to calculate the rebate accrual. Rebates are invoiced monthly, quarterly or annually and reviewed against the accruals. Other items that could be included in accrued rebates would be price protection fees, shelf stock adjustments (SSAs), or other various amounts that would serve as one time discounts on specific products.

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

Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements for Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, our principal debt obligation was related to our 2019 and 2023 Notes and New Senior Credit Facilities. Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the 2019 Notes and is paid semi-annually every June 15 and December 15 until the 2019 Notes mature on December 15, 2019.  Interest accrues at a fixed rate of 4.75% on the outstanding principal amount of the 2023 Notes and is paid semi-annually every May 1 and November 1 until the 2023 Notes mature on May 1, 2023.  Since the interest rate is fixed, we have no market risk related to the 2019 and 2023 Notes.

On December 13, 2018, pursuant to a Commitment Letter, dated November 12, 2018, between us and Ares Management LLC, we entered into: (i) a First Lien Revolving Credit Agreement, by and among us, as the borrower, certain subsidiaries of the ours, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “Revolver Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among the Company, as the borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Credit Agreement” and, together with the Revolver Credit Agreement, the “New Senior Credit Facilities”).

The New Senior Credit Facilities consist of an asset based revolving credit facility of $25.0 million due November 2022 ("Revolver"), a term loan of $80.0 million due February 2023 (“2023 Term Loan”), and a delayed draw term loan of $15.0 million also due in February 2023 (“2023 Delayed Draw Term Loan”). The Revolver bears interest at a rate of one, two, three or six-month LIBOR plus 3.75% or base rate plus 2.75%, whereas the 2023 Term Loan and 2023 Delayed Draw Term Loan bear interest at a rate of LIBOR plus 8.75% or base rate plus 2.75% with a 24-month paid-in-kind interest option available to us should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products. All three tranches of funding are subject to market risk.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  As of December 31, 2018, based on level 2 inputs, the fair value of our Notes (2019 Notes and 2023 Notes) was approximately $67.6 million compared to their carrying value of $71.3 million.  For description of the fair value hierarchy and the Company's fair value methodologies, see Note 3 " Summary of Significant Accounting Policies." In addition, the value of our Senior Credit Facilities was stated at carrying value at December 31, 2018. The Company believes it could obtain borrowings at December 31, 2018 with comparable terms as the December 13, 2018 Senior Credit Facilities, therefore, the carrying value approximates fair value.

 At December 31, 2018, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

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

As of December 31, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2018 (the “Evaluation Date”), because of the material weaknesses in our internal control over financial reporting described below.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting and concluded that they were not effective as of December 31, 2018. In making this assessment, management used the criteria set forth by the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of the Evaluation Date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Control Environment

We did not maintain an effective control environment based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives, (ii) our commitment to attract, develop, and retain competent individuals, and (iii) holding individuals accountable for their internal control related responsibilities. As disclosed in the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, these material weaknesses contributed to accounting errors.

We did not maintain an effective control environment to enable the identification and mitigation of risks of accounting errors based on the contributing factors to material weakness in the control environment, including:

•We did not attract, develop, and retain competent management, accounting, financial reporting, internal audit, and information systems personnel or resources to ensure that internal control responsibilities were performed and that information systems were aligned with internal control objectives.

•Our oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate in preventing or detecting accounting errors.

Risk Assessment

We did not design and implement an effective risk assessment based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the risk assessment component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact our system of internal controls.

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

The following deficiencies in control activities, among others, contributed to accounting errors or the potential for there to have been accounting errors in substantially all financial statements account balances and disclosures:

•Lack of sufficient resources within the accounting and financial reporting department to review the accounting for non-recurring complex debt transactions;
•Ineffective controls over price concessions in Canada specifically, we have inadequate controls to ensure that the information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for accounting and financial reporting;
•Ineffective controls over the application of accounting guidance and the Company’s policy including the allowance for doubtful accounts; and
•Ineffective controls over the transition, implementation and disclosure of the new accounting standard related to revenue recognition, specifically related to accounting for wholesaler fees, Medicaid and Medicare payments, and other rebates

Information and Communication

We did not generate and provide quality information and communication based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control, and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

Monitoring Activities

We did not design and implement effective monitoring activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the monitoring component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

The following were contributing factors to the material weaknesses in monitoring activities:
• Internal audit staffing levels were insufficient which limited our ability to effectively monitor internal controls.
• Failure to effectively communicate relevant information and internal control deficiencies to our Audit Committee for appropriate oversight, monitoring and enforcement of corrective action.
• Not communicating relevant information within our organization.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018. Deloitte &Touche LLP's opinion, as stated in their report which appears in Item 8 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes during the year ended December 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Accounting errors corrected during the quarter were systemic to the material weaknesses previously identified by the Company.

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

While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The following remediation activities highlight our commitment to remediating our identified material weaknesses:

Control Environment

We have undertaken steps to address material weaknesses in the control environment. The control environment, which is the responsibility of management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Our Audit Committee and management have emphasized and continued to emphasize the importance of internal control over financial reporting, as well as the integrity of our financial statements.

Our management has taken and will continue to take steps to ensure that previously identified control deficiencies will be remediated through the implementation of uniform accounting and internal control policies and procedures with the proper oversight to promote compliance with GAAP and regulatory requirements.

To date, we hired a new senior leader in one of our foreign affiliates who, among other responsibilities, ensures customer contract terms and price concessions are reviewed with key members of the accounting and financial reporting department on a timely basis to appropriately reflect in the financial records. In addition, we hired new accounting and financial reporting team members and engaged external resources with significant experience with systems similar to the Company's ERP system and infrastructure to provide additional capacity, analytical and functional capabilities, and cross-training. The addition of skilled personnel will allow us to select and develop appropriate policies, procedures, and controls to strengthen our control environment. Management will continue to evaluate and hire additional resources within our accounting and financial reporting, internal audit, and information technology functions with the appropriate experience, certifications, education, and training for key financial reporting and accounting positions. Management believes this will reduce the risk of a material misstatement resulting from the material weaknesses described above. However, it will require a period of time to determine the operating effectiveness of these newly implemented internal controls over financial reporting.

Risk Assessment

We have begun implementing a process for performing detailed reviews of financial records at our corporate headquarters for the purpose of identifying and correcting accounting errors. We will continue to enhance risk assessment procedures and conduct a comprehensive risk assessment to enhance overall compliance. The results of this effort are expected to enable us to effectively identify, develop, and implement controls and procedures to address risks.

Control Activities

We have begun the process of redesigning and implementing internal control activities. We also plan to establish policies and procedures and enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediating our material weaknesses.

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

Monitoring Activities

In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses, including through the following:

• We will increase internal audit, finance, accounting, and information technology staffing levels.
• We are also developing effective communication plans relating to, among other things, identification of deficiencies and recommendations for corrective actions. These plans will apply to all parties responsible for remediation.

Inherent Limitations on Effectiveness of Controls

Management, including our CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our organization have been or will be prevented or detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance Matters,” “Compensation Committee Report” and “Compensation Discussion and Analysis” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

(10.30)#	Teligent, Inc. 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed August 9, 2018.

(10.31)#	Form of Amendment to Outstanding Option Agreements under the Company’s 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.31 to the Company 10-K, filed March 12, 2017).

(10.32)#	Form of Amendment to Outstanding RSU Agreements under the Company’s 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.32 to the Company 10-K, filed March 12, 2017).

(10.33)#
Indenture, dated May 1, 2018, by and between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed May 2, 2018).

(10.34)#	Form of Exchange Agreement Related to 4.75% Convertible Senior Notes (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K, filed May 2, 2018).

(10.35)#
Credit Agreement, dated June 1, 2018, by and among the Company, the guarantors party thereto from time to time, each lender from time to time party thereto and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed June 5, 2018).

(10.36)#	Commitment Letter, dated November 12, 2018, by and between the Company and Ares Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed November 13, 2018).

(10.37)#
First Lien Revolving Credit Agreement, dated December 13, 2018, by and among the Company, certain Subsidiaries thereof, the Lenders from time to time party thereto, and ACF Finco LLP, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 14, 2018).

(10.38)#
Second Lien Credit Agreement, dated December 13, 2018, by and among the Company, certain Subsidiaries thereof, the Lenders from time to time party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report as Form 8-K, filed December 14, 2018).

(21)	List of Subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-K, filed March 16, 2017).

(23.1)*	Consent of EisnerAmper LLP.

(23.2)*	Consent of Deloitte & Touche LLP

(31.1)*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of the President and Chief Executive Officer and of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(33.1)*	Separation Agreement, dated May 7, 2018, by and between the Company and Jenniffer Collins (incorporated by reference to Exhibit 33.1 to the Company’s Report on Form 10-Q, filed May 15, 2018).

(101)*	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Jason Grenfell-Gardner	Director, President and Chief Executive Officer	April 1, 2019
Jason Grenfell-Gardner	(Principal Executive Officer)

/s/ Damian Finio	Chief Financial Officer	April 1, 2019
Damian Finio	(Principal Financial Officer)

/s/ Steven Koehler	Director	April 1, 2019
Steven Koehler

/s/ James Gale	Director	April 1, 2019
James Gale

/s/ Bhaskar Chaudhuri	Director	April 1, 2019
Bhaskar Chaudhuri

/s/ John Celentano	Director	April 1, 2019
John Celentano

/s/ Carole Ben-Maimon	Director	April 1, 2019
Carole Ben-Maimon

/s/ Thomas Sabatino	Director	April 1, 2019
Thomas Sabatino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Teligent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Teligent, Inc. and subsidiaries (the "Company") as of December 31, 2018, and the related consolidated statement of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2018, and the related notes and the schedule listed in the Index to Consolidated Financial Statements (collectively referred to as the "financial statements "). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2019 expressed an adverse opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

April 1, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Teligent, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Teligent, Inc and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated April 1, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Control Environment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives, (ii)
3

commitment to attract, develop, and retain competent individuals, and (iii) holding individuals accountable for their internal control related responsibilities.

Risk Assessment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.

Control Activities - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

Information and Communication - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control, and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

Monitoring - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Teligent, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Teligent, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes and schedule II (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We served as the Company’s auditor from 2010 to 2018.

EISNERAMPER LLP
Iselin, New Jersey
March 19, 2018

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	12/31/2018	12/31/2017
ASSETS
Current assets:
Cash and cash equivalents	$9,705	$26,692
Restricted cash	2,892	—
Accounts receivable, net of allowance for doubtful accounts of $2,636 and $2,185, as of December 31, 2018 and December 31, 2017, respectively	16,120	12,742
Inventories	16,296	16,075
Prepaid expenses and other receivables	3,373	3,622
Total current assets	48,386	59,131
Property, plant and equipment, net	91,775	68,355
Intangible assets, net	48,375	56,017
Goodwill	470	471
Other	1,886	611
Total assets	$190,892	$184,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,933	$10,595
Accrued expenses	9,842	8,101
Deferred income, current	2,426	—
Convertible 3.75% Senior Notes, net of debt discount and debt issuance costs (face of $15,702 as of December 31, 2018 )	14,411	—
Total current liabilities	32,612	18,696

Convertible 3.75% Senior Notes, net of debt discount and debt issuance costs (face of $143,750 as of December 31, 2017)	—	120,977
Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $75,090 as of December 31, 2018)	56,909	—
Revolver, net of debt issuance costs (face of $15,000 as of December 31, 2018)	15,000	—
2023 Term Loan, net of debt issuance costs (face of $70,000 as of December 31, 2018)	67,662	—
Deferred tax liability	215	159
Other long term liabilities	73	—
Total liabilities	172,471	139,832
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,774,221 and 53,400,281 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	557	554
Additional paid-in capital	116,864	106,312
Accumulated deficit	(96,350)	(60,094)
Accumulated other comprehensive loss, net of taxes	(2,650)	(2,019)
Total stockholders’ equity	18,421	44,753
Total liabilities and stockholders’ equity	$190,892	$184,585
The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2018, 2017 and 2016
(in thousands, except shares and per share information)

	2018	2017	2016
Revenue, net	$65,865	$60,202	$63,012

Costs and Expenses:
Cost of revenues	43,480	32,830	28,325
Selling, general and administrative expenses	23,408	19,904	15,005
Product development and research expenses	14,076	19,265	17,140
Total costs and expenses	80,964	71,999	60,470
Operating (loss) income	(15,099)	(11,797)	2,542

Other (Expense) Income:
Foreign currency exchange (loss) gain	(3,371)	7,719	(936)
Debt partial extinguishment of 2019 Notes	(4,235)	—	—
Debt extinguishment of 2021 Term Loan	(1,315)	—	—
Interest and other expense, net	(12,298)	(11,198)	(13,304)
Loss before income tax expense	(36,318)	(15,276)	(11,698)

Income tax (benefit) expense	(62)	(85)	287

Net loss attributable to common stockholders	$(36,256)	$(15,191)	$(11,985)

Basic and diluted loss per share	$(0.68)	$(0.28)	$(0.23)

Weighted average shares of common stock outstanding:
Basic and diluted	53,592,930	53,323,954	53,078,158

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Net loss	$(36,256)	$(15,191)	$(11,985)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(631)	(414)	(1,475)
Other comprehensive loss	(631)	(414)	(1,475)

Comprehensive loss	$(36,887)	$(15,605)	$(13,460)

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities:
Net loss	$(36,256)	$(15,191)	$(11,985)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets	2,579	1,711	946
Gain on sale of assets	(20)	—	—
Provision for write down of inventory	1,363	2,132	1,400
Provision for bad debt	452	1,767	327
Issuance of stock to consultant	102	—	189
Stock based compensation	1,970	3,295	2,999
Amortization of debt costs and debt discount	9,226	9,586	8,427
Amortization of intangibles	3,096	2,930	2,833
Deferred income taxes	73	—	—
Foreign currency exchange loss (gain)	3,371	(7,719)	936
Partial extinguishment of 3.75% senior notes	4,235	—	—
Extinguishment of 2021 term loan	1,315	—	—
Loss on impairment of intangible assets	1,924	113	16
Changes in operating assets and liabilities:
Accounts receivable	(4,047)	5,964	(7,936)
Inventories	(1,877)	(5,275)	(5,042)
Prepaid expenses and other current receivables	224	(748)	3,427
Other assets	(26)	192	667
Accounts payable and accrued expenses	(3,405)	1,641	2,825
Deferred income	2,426	—	(476)
Net cash (used in) provided by operating activities	(13,275)	398	(447)

Cash flows from investing activities:
Capital expenditures	(25,332)	(40,429)	(16,655)
Disposal of fixed assets	38	—	—
Product acquisition costs, net	—	—	(3,421)
Net cash used in investing activities	(25,294)	(40,429)	(20,076)

Cash flows from financing activities:
Proceeds from 2021 term loan	25,000	—	—
Proceeds from 2023 term loan	70,000	—	—
Proceeds from 2021 revolver	15,000	—	—
Repayment of 2021 term loan, net	(25,550)	—	—
Debt issuance costs	(6,239)	—	—
Repurchase of 3.75% senior notes	(53,123)	—	—
Proceeds from exercise of common stock options and warrants	251	269	96
Principal payments on capital lease obligations	(6)	—	(70)
Payment (recovery) from stockholder, net	—	—	(36)
Net cash provided by (used in) financing activities	25,333	269	(10)

Effect of exchange rate on cash, cash equivalents and restricted cash	(860)	446	(301)
Net decrease in cash, cash equivalents and restricted cash	(13,236)	(39,762)	(20,533)
Cash, cash equivalents and restricted cash at beginning of year	27,165	66,481	87,315

Cash, cash equivalents and restricted cash at end of year	$13,069	$27,165	$66,481

Supplemental Cash flow information:
Cash payments for interest	$7,340	$5,391	$5,393
Cash payments for income taxes	89	126	113

Non cash investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	568	3,186	1,805
Capitalized stock compensation in capital expenditures	96	127	91
Issuance of stock to consultant	102	—	189

The accompanying notes are an integral part of the consolidated financial statements.
10

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2018, 2017 and 2016
(in thousands, except share information)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2015	53,000,689	$549	$99,258	$(32,918)	$(130)	$66,759
Issuance of stock to consultant	25,000		189			189
Stock based compensation expense			3,090			3,090
Stock options exercised	61,834	1	95			96
Issuance of stock for vested restricted stock units	60,918	1				1
Recovery from stockholder, net			(36)			(36)
Tax benefit related to stock options			28			28
Cumulative translation adjustment					(1,475)	(1,475)
Net loss	—	—	—	(11,985)	—	(11,985)

Balance, December 31, 2016	53,148,441	$551	$102,624	$(44,903)	$(1,605)	$56,667

Stock based compensation expense			3,422			3,422
Stock options exercised	171,566	2	267			269
Issuance of stock for vested restricted stock units	80,274	1	(1)			—
Cumulative translation adjustment					(414)	(414)
Net loss	—	—	—	(15,191)	—	(15,191)

Balance, December 31, 2017	53,400,281	$554	$106,312	$(60,094)	$(2,019)	$44,753

Issuance of stock to consultant	25,000		102			102
Stock based compensation expense			2,066			2,066
Stock options exercised	239,000	2	249			251
Issuance of stock for vested restricted stock units	109,940	1	(1)			—
Fair value of conversion feature on Convertible 4.75% Senior Notes			18,658			18,658
Partial extinguishment of equity component of Convertible 3.75% Senior Notes			(10,522)			(10,522)
Cumulative translation adjustment					(631)	(631)
Net loss				(36,256)		(36,256)
Balance, December 31, 2018	53,774,221	$557	$116,864	$(96,350)	$(2,650)	$18,421

The accompanying notes are an integral part of the consolidated financial statements.
11

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Correction of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, management determined adjustments were needed to correct the presentation of certain immaterial accounting errors in the Company’s previously reported consolidated financial statements for the years ended December 31, 2017 and 2016. Accordingly, the accompanying consolidated financial statements as of and for the years ended December 31, 2017 and 2016, and the related notes hereto (including the Company’s quarterly results disclosed in Note 15, Quarterly Results), have been revised to correct these immaterial accounting errors (the “Revision”). A summary of these immaterial accounting errors, and their impact on the accompanying consolidated financial statements are, as follows:

(1) The Company pays wholesalers certain fees associated with the sale of the Company's product. The payment of these fees had been historically classified by the Company as cost of revenues and accrued expenses prior to the adoption of ASC 606, Revenue from Contracts with Customers ("ASC 606"). As disclosed in Note 7, Revenues, Recognition and Allowances, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method, at which time the Company began classifying the payment of wholesaler fees as a reduction of revenue and accounts receivable. Upon further analysis, however, management determined that these fees should have always been classified as a reduction of revenue and accounts receivable, rather than as costs of revenues and accrued expenses, because the services provided by the Company’s wholesalers cannot generally be provided by third parties and the underlying fees are not specifically identifiable from other services.

As a result, the accompanying Consolidated Statement of Operations, Consolidated Balance Sheet and Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016 have been revised to correct the presentation of wholesaler fees as a reduction of revenue rather than as cost of revenues. The correction of this immaterial error resulted in a reduction in previously reported revenue and cost of revenue of approximately $7.0 million and $3.9 million, respectively, for the years ended December 31, 2017 and 2016. In addition, the correction of this error resulted in a reduction in previously reported accounts receivable and decrease in previously reported accrued expenses of approximately $7.0 million, respectively, as of December 31, 2017.

(2) Prior to the adoption of ASC 606, the Company classified Medicaid, Medicare and other rebates (the "Rebates") as a reduction of accounts receivable, whereas subsequent to adoption of ASC 606 the Company began classifying the Rebates as accrued expenses. Upon further analysis, management determined that the Rebates should have always been classified as accrued expenses because their terms require cash settlement and are payable to third parties that are other than the Company's customer. The correction of this immaterial error resulted in an increase in previously reported accounts receivable and increase in previously reported accrued expenses of $1.6 million, respectively, as of December 31, 2017.

The following tables summarize the effects of the Revision on the accompanying consolidated financial statements of the Company (in thousands):

	Consolidated Statements of Operations
	Year Ended December 31, 2017				Year Ended December 31, 2016
	As Previously				As Previously
	Reported	Adjustment		As Revised	Reported	Adjustment		As Revised

Revenue, net	$67,251	$(7,049)	(1)	$60,202	$66,881	$(3,869)	(1)	$63,012
Cost of revenues	39,879	(7,049)	(1)	32,830	32,194	(3,869)	(1)	28,325
Total costs and expenses	79,048	(7,049)	(1)	71,999	64,339	(3,869)	(1)	60,470

	Consolidated Balance Sheet
	December 31, 2017
	As Previously
	Reported	Adjustment		As Revised

Accounts receivable, net	$18,143	$(5,401)	(1),(2)	$12,742
Total current assets	64,532	(5,401)	(1),(2)	59,131
Total assets	189,986	(5,401)	(1),(2)	184,585

Accrued expenses	13,502	(5,401)	(1),(2)	8,101
Total current liabilities	24,097	(5,401)	(1),(2)	18,696
Total liabilities	145,233	(5,401)	(1),(2)	139,832
Total liabilities and stockholders' equity	189,986	(5,401)	(1),(2)	184,585

	Consolidated Statement of Cash Flows				Consolidated Statement of Cash Flows
	Twelve Months Ended December 31, 2017				Twelve Months Ended December 31, 2016
	As Previously				As Previously
	Reported	Adjustment		As Revised	Reported	Adjustment		As Revised

Cash flows from operating activities
Accounts receivable	$1,894	$4,070	(1),(2)	$5,964	$(8,008)	$72	(1),(2)	$(7,936)
Accounts payable and accrued expenses	5,711	(4,070)	(1),(2)	1,641	2,897	(72)	(1),(2)	2,825

2.      Nature of the Business and Liquidity

Nature of the Business

Teligent, Inc. is a Delaware corporation incorporated in 1977 and is a specialty generic pharmaceutical company. Under its own label, the Company markets and sells generic topical and branded generic and generic injectable pharmaceutical products in the United States and Canada. In the United States, the Company currently markets 35 generic topical pharmaceutical products and four branded generic pharmaceutical products. In Canada, the Company sells over 27 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. The Company also provides contract manufacturing services to the pharmaceutical, over-the-counter, ("OTC"), and cosmetic markets. The Company operates its business under one segment. Our common stock is trading on the Nasdaq Global Select Market, under the trading symbol “TLGT.”

Teligent also develops, manufactures, fills, and packages topical semi-solid and liquid products for branded and generic pharmaceutical customers, as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema. Teligent has completed the facility expansion in Buena, New Jersey, to support the increased capacity demand expected from future product approvals from the FDA and is planning for a plant approval inspection in 2019. As the Company continues to execute the expansion of our development and commercial base beyond topical generics to include injectable generics, complex generics and ophthalmic generics (what we call our “TICO strategy”), it will compete in other markets, including the ophthalmic generic pharmaceutical market, and expects to face other competitors.

Liquidity

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $9.7 million at December 31, 2018 and ongoing cash from operations. The Company has access to an additional $10.0 million on its Revolver and an additional $25.0 million still available on its 2023 Term Loans, in each case at December 31, 2018, as part of the credit facilities executed with Ares Capital Management in December 2018. In January 2019, the Company drew $5.0 million from its remaining $10.0 million Revolver. The Company also has the ability to defer certain product development and other programs, as well as exercise its option to defer the payment of interest on its 2023 Term Loans, if necessary.

However, the Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party, subject to certain restrictions in the Ares Credit Facility agreements. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company believes that its existing capital resources will be sufficient to support its current business plan and operations beyond March 2020.

3.      Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the following entities: Igen, Inc., Teligent Pharma. Inc., Teligent Luxembourg S.à.r.l., Teligent OÜ, Teligent Canada Inc., and Teligent Jersey Limited., in addition to the following inactive entities: Microburst Energy, Inc., Blood Cells, Inc. and Flavorsome, Ltd. All inter-company accounts and transactions have been eliminated. Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the historical valuation of the derivative liability, sales returns and allowances, allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related valuation allowances, stock based compensation, the assessment for the impairment of long-lived assets (including intangibles, goodwill and property, plant and equipment), property, plant and equipment and legal accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid instruments purchased with the original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Cash and cash equivalents include cash on hand and bank demand deposits used in the Company’s cash management program.

The Company has restricted cash, consisting of escrow accounts and letter of credits, which is included within other assets, non-current on the Consolidated Balance Sheet. In addition, pursuant to the New Credit Facilities agreement, proceeds from the 2023 Term Loan are deposited in a blocked bank account and restricted for use with the exception of repurchasing remaining 2019 Notes, which is included within restricted cash at December 31, 2018 in the table below.

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total amounts in the Consolidated Statement of Cash Flows as follows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$9,705	$26,692	$66,006
Restricted cash	2,892	—	—
Restricted cash in other assets	472	473	475
Cash, cash equivalents and restricted cash in the statement of cash flows	$13,069	$27,165	$66,481

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

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is provided for under the straight-line method over the assets’ estimated useful lives as follows:

Descriptions	Useful Lives

Buildings and improvements	10 - 40 years
Machinery and equipment	5 - 15 years
Computer hardware and software	3 - 5 years
Furniture and fixtures	5 years

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

 In-Process Research and Development

Amounts allocated to in-process research and development (“IPR&D”) in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets subject to the impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets. As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment.  The Company had a third party perform a valuation of the intangible assets included in IPR&D as of December 31, 2018. IPR&D are solely those assets acquired in the 2015 business combination of Alveda. Due to changing market conditions, the Company recorded an impairment loss of $1.2 million in the fourth quarter. Going forward,
15

changes in any of the Company’s assumptions may result in a further reduction to the estimated fair value of IPR&D assets and could result in future impairment charges.

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

Product Acquisition Costs

Product acquisition costs represent ANDAs and NDAs acquired in asset acquisitions, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company expects to amortize these costs over a ten year useful life commencing when the product is sold. At December 31, 2018, product acquisition costs included assets acquired from AstraZeneca, Valeant and Sebala. The Company recorded an impairment loss of  $0.7 million in the fourth quarter of 2018 related to product acquisition costs.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is tested for impairment on an annual basis on October 1, 2018 of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company first performs a qualitative assessment to determine if the quantitative impairment test is required. If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative impairment test. In accordance with accounting standards, a two-step quantitative method is used for determining goodwill impairment. In the first step, the Company determines the fair value. If the net book value exceeds its fair value, the second step of the impairment test which requires allocation of the fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations would then be performed. Any residual fair value is allocated to goodwill. An impairment charge is recognized only if the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

The carrying value of goodwill at December 31, 2018 was $0.5 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results were not consistent with our estimates or assumptions, we could be exposed to an impairment charge.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at December 31, 2018 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of December 31, 2018, based on level 2 inputs, the fair value of our Notes (2019 Notes and 2023 Notes) was approximately $67.6 million compared to their carrying value of $71.3 million. In addition, the value of our Senior Credit Facilities was stated at carrying value at December 31, 2018. The Company believes it could obtain borrowings at December 31, 2018 with comparable terms as the December 13, 2018 Senior Credit Facilities, therefore, the carrying value approximates fair value.

Debt Issuance Costs

Expenses related to debt financing activities are capitalized and amortized on an effective interest method, over the term of the loan and are to be netted against the carrying value of the financial liability, as required by ASU 2015-3. This standard aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. Amortization of debt issuance costs are recorded as interest expense on the Consolidated Statement of Operations.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company’s revenue is recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns. The Company derives its revenues from three types of transactions: sales of its own pharmaceutical products (Company product sales), sales of manufactured product for its customers (contract manufacturing sales), and research and product development services performed for third parties. Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition polices for each. Taxes collected from customers and remitted to government authorities and that are related to the sales of the Company’s products are excluded from revenues.

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

The Company performed a comprehensive review of its existing revenue arrangements as of January 1, 2018 following the aforementioned five-step model. Based on the Company's analysis, there were no changes identified that impacted the amount or timing of revenues recognized under the new guidance as compared to the previous guidance. Additionally, the Company's analysis indicated that there were no changes to how costs to obtain and fulfill our customer contracts would be recognized under the new guidance as compared to the previous guidance. The impact of the adoption of this standard on the Company's Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows was not material. The adoption of the new guidance impacted the way the Company analyzes, documents, and discloses revenue recognition under customer contracts beginning on January 1, 2018 and resulted in additional disclosures in the Company's financial statements.

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

Contract Manufacturing Sales:

The Company recognizes revenue for contract manufacturing sales over-time, as milestones are achieved. Shipments are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form.

Contract manufacturing sales are recognized net of accruals for cash discounts and returns which are established at the time of sale, and are included in Revenue, net in the Company's Consolidated Statement of Operations.

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

Revenue and Provision for Sales Returns and Allowances

As is customary in the pharmaceutical industry, the Company’s product sales are subject to a variety of deductions including chargebacks, rebates, cash discounts, other allowances, and returns. Product sales are recorded net of accruals for returns and allowances ("SRA"), which are established at the time of sale. The Company analyzes the adequacy of its accruals for returns and allowances quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that an adjustment is appropriate. Accruals are also adjusted to reflect actual results. These provisions are estimates based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The Company uses a variety of methods to assess the adequacy of its returns and allowances reserves to ensure that its financial statements are fairly stated. These include periodic reviews of customer inventory data, customer contract programs, subsequent actual payment experience, and product pricing trends to analyze and validate the return and allowances reserves.

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

Rebates are used for various discounts and rebates provided to customers. This account has been used for various one-time discounts given to customers. The Company reviews the percentage of products sold through these programs by reviewing chargeback data and uses the appropriate percentages to calculate the rebate accrual. Rebates are invoiced monthly, quarterly or annually and reviewed against the accruals. Other items that could be included in accrued rebates would be price protection fees, shelf stock adjustments (SSAs), or other various amounts that would serve as one time discounts on specific products.

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses.

Accounts receivable are presented net of SRA balances of $18.1 million and $31.8 million at December 31, 2018 and 2017, respectively. The allowance for doubtful accounts was $2.6 million and $2.2 million at December 31, 2018 and 2017, respectively. These balances are primarily related to one specific customer in the amount of $1.7 million.

In addition, in connection with four of the 39 products the Company currently manufactures, markets and distributes in its own label in the U.S., in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to its partner. Accounts payable and accrued expenses include $0.2 million and $0.9 million at December 31, 2018 and 2017, respectively, related to these royalties. Royalty expense of $2.2 million, $2.2 million and $3.0 million was included in cost of goods sold for the years ended December 31, 2018, 2017, and 2016 respectively. The Company includes significant estimates to arrive at net product sales arising from wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

Concentration of Risk

Financial instruments, which subject the Company to concentration of credit risk, consist primarily of cash equivalents and trade receivables. The Company maintains its cash in accounts with quality financial institutions. Although the Company
18

currently believes that the financial institutions with which the Company does business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so.

Major customers of the Company are defined as those constituting greater than 10% of our total revenue. In 2018, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $21.2 million, $7.3 million and $6.9 million, respectively, and represented 54% of total revenues in the aggregate. Accounts receivable related to these major customers comprised of 30%, 19% and 19%, respectively, and represented 68% of all accounts receivable as of December 31, 2018. In 2017, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $17.0 million, $7.4 million and $6.9 million, respectively, and represented 52% of total revenues in the aggregate. Accounts receivable related to these major customers comprised of 15%, 4% and 44%, respectively, and represented 63% of all accounts receivable as of December 31, 2017. In 2016, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $12.3 million, $7.2 million and $6.8 million, respectively, and represented 41% of total revenues in the aggregate.

The Company had net revenue from one product, Econazole Nitrate Cream 1%, which accounted for 2%, 4%, and 8% of total revenues in 2018, 2017 and 2016, respectively. Lidocaine Ointment 5%, which the Company launched at the end of the first quarter of 2016 accounted for 7%, 17% and 23% of total revenues in 2018, 2017 and 2016. Zantac for injection, which the Company acquired in the fourth quarter of 2015, accounted for 5%, 10% and 3% of total revenues in 2018, 2017 and 2016.

For the year ended December 31, 2018, domestic net revenues were $45.6 million and foreign net revenues were $20.2 million. As of December 31, 2018, domestic assets were $132.7 million and foreign assets were $58.2 million. For the year ended December 31, 2017, domestic net revenues were $47.0 million and foreign net revenues were $13.2 million. As of December 31, 2017, domestic assets were $112.6 million and foreign assets were $72.0 million. For the year ended December 31, 2016, domestic net revenues were $52.8 million and foreign net revenues were $10.2 million.

While the company purchases raw materials to manufacture certain products, it also utilizes CMO's to purchase finished products. The Company currently purchases from numerous sources which therefore reduces the risk of delays or difficulties in getting materials and/or products.

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

Foreign Currency Translation
19

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

Foreign exchange loss of $3.4 million was recorded for the year ended December 31, 2018, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. These loans are to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge this transaction.

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

Shipping and Handling Costs

20

Costs related to shipping and handling is comprised of outbound freight and the associated labor. These costs are recorded in costs of sales. For the years ended December 31, 2018, 2017 and 2016, the costs relating to shipping and handling totaled $2.1 million, $1.2 million and $0.7 million, respectively.

Loss per Common Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. Due to the net loss for the years ended December 31, 2018, 2017 and 2016, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. As of December 31, 2018, the shares of common stock issuable in connection with stock options and warrants have been excluded from the diluted loss per share, as their effect would have been anti-dilutive.

For the years ended December 31, 2018, 2017 and 2016
(in thousands except shares and per share data)

	2018	2017	2016
Basic loss per share computation:
Net loss attributable to common stockholders —basic and diluted	$(36,256)	$(15,191)	$(11,985)
Weighted average common shares —basic and diluted	53,592,930	53,323,954	53,078,158
Basic and diluted loss per share	$(0.68)	$(0.28)	$(0.23)

Adoption of Other Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)". The update addresses the diversity in the industry with respect to classification and presentation of changes in restricted cash on the statement of cash flows. These amendments require that a statement of cash flows explain the restricted cash change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this update were effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. For the Company, the amendments are effective January 1, 2018. The Company's adoption of this ASU was a full retrospective adoption, effective January 1, 2018, which did not have a significant impact on its consolidated financial statements.

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
21

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing lease guidance under Topic 840. The new standard requires lessees to recognize Right-of-Use ("ROU") assets and lease liabilities for all leases with terms greater than 12 months, including those leases that were previously classified as operating leases. Topic 842 retains a distinction between finance leases and operating leases, with measurement and presentation of expenses and cash flows being dependent upon the classification. The Company adopted the new standard on January 1, 2019 utilizing the optional transition method allowed under ASU 2018-11, Leases (Topic 842): Targeted Improvements. As a result, the effects of applying the new standard will be recognized as a cumulative effect adjustment to the opening balance of retained earnings on the date of initial adoption without recasting comparative periods under ASC 842. The Company elected to adopt the package of practical expedients allowed under the new accounting guidance, which allows the Company to not reassess previous conclusions regarding 1) whether existing or expired leases are or contain leases 2) the lease classification of existing or expired leases and 3) initial direct costs for existing leases. In addition, the Company adopted the practical expedient to combine lease and non-lease components. Lastly, the Company elected the short-term lease recognition exemption.

The Company reviewed its portfolio of lease agreements, and other service contracts to identify embedded leases, and reached conclusions on key accounting assessments related to the standard and is finalizing the related accounting policies. As a result of the implementation of the new standard all leases with a term greater than 12 months previously classified as operating leases and only expensed through the Consolidated Statements of Operations will now be recorded on the Consolidated Balance Sheets. Per the requirements of the standard the company will record a ROU asset and a lease liability representing the present value of future lease payments to be paid in exchange of the use of an asset. However, there will be no impact on the net assets as the assets and the liabilities will off-set each other. Based on the assessment performed the adoption of the new standard is not expected to have a material impact on the financial statements.  The value of the ROU asset and lease liability to be recorded upon adoption is less than 5% of total assets and total liabilities.

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

22

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): “Clarifying the Interaction between Topic 808 and Topic 606”. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer. For the company, the amendment will be effective January 1, 2020.  The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

4.      Inventories

Inventories as of December 31, 2018 and 2017 consisted of (in thousands):

	2018	2017
Raw materials	$10,456	$8,231
Work in progress	116	616
Finished goods	8,391	8,532
Inventories reserve	(2,667)	(1,304)
	$16,296	$16,075

5.      Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2018 and 2017, consisted of (in thousands):

	2018	2017
Land	$401	$257
Building and improvements	53,813	8,613
Machinery and equipment	12,229	9,142
Computer hardware and software	4,182	3,244
Furniture and fixtures	694	449
Construction in progress	30,949	55,017
	102,268	76,722
Less accumulated depreciation and amortization	(10,493)	(8,367)
Property, plant and equipment, net	$91,775	$68,355

The Company recorded depreciation expense of $2.6 million, $1.7 million and $0.9 million in 2018, 2017 and 2016, respectively.

During the twelve months ended December 31, 2018 and 2017 there were $4.4 million of interest and $3.6 million of interest, respectively, capitalized into construction in progress. During the twelve months ended December 31, 2018 and 2017 there were $1.8 million of payroll and $0.8 million of payroll, respectively, capitalized into construction in progress. The Company received certificate of completion of its building in the fourth quarter of 2018 and therefore reclassified a total of $37.0 million from Construction in process to Building and improvements upon completion.

6.    Debt

Convertible Notes

On December 16, 2014, the Company issued $125.0 million aggregate principal amount of Convertible 3.75% Senior Notes, due 2019, (the "2019 Notes"). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount of the 2019 Notes. The 2019 Notes bear interest at a fixed rate of 3.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015 and mature on December 15, 2019, unless earlier repurchased, redeemed or converted. The 2019 Notes are convertible into shares of the Company’s common stock, cash or a combination thereof. On May 20, 2015, the Company received shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon conversion of the 2019 Notes.

On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. The agreements gave the holders the right to exchange, in aggregate, $75.1 million of the 2019 Notes for $75.1 million of new
23

Convertible 4.75% Senior Notes due 2023 (the “2023 Notes”). The new 2023 Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. At the option of the holders, the 2023 Notes are convertible into shares of the Company’s common stock, cash or a combination thereof. The initial conversion rate is $224.71 per share, subject to certain adjustments, related to either the Company's stock price volatility, or the Company's declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders will be entitled to receive additional shares of common stock for a potential increase of the conversion rate up to $280.90 per share under a make-whole provision in some circumstances. The Company incurred debt issuance costs of $1.6 million upon issuance of the 2023 Notes.

In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, the Company allocated the principal amount of the 2023 Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the 2023 Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 2023 Notes over the carrying amount of the liability component was recorded as a debt discount of $19.0 million, and is being amortized to interest expense using the effective interest method through the maturity date. The Company allocated the total amount of debt issuance costs incurred to the liability and equity components using the same proportions as the proceeds from the 2023 Notes. The debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Notes, and are being amortized to interest expense using the effective interest method through the maturity date. Transaction costs attributable to the equity component were netted with the equity component of the 2023 Notes in additional paid-in capital. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs, is 11.9%.

The exchange of $75.1 million of the 2019 Notes for the 2023 Notes is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the aforementioned guidance, the Company allocated a portion of the $75.1 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $2.5 million extinguishment loss in the Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying amount of the liability component (which is already net of any unamortized debt issuance costs). In addition, the Company recorded a $7.6 million reduction of Additional Paid in Capital in connection with the extinguishment of $75.1 million of the 2019 Notes.

In December 2018 the Company used $52.8 million of proceeds from the Senior Credit Facilities (see below) to repurchase the 2019 Notes as well as $0.3 million of proceeds to pay for transaction costs. The repurchase of the 2019 Notes is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $52.8 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $1.7 million extinguishment loss in the Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which is already net of any unamortized debt issuance costs). In addition, the Company recorded a $2.9 million reduction of Additional Paid in Capital in connection with the extinguishment of the 2019 Notes. In January and February of 2019, the Company used $0.5 million and $2.2 million, respectively, of proceeds from the Senior Credit Facilities to repurchase the 2019 Notes.

2021 Term Loan

On June 1, 2018, the Company entered into a credit agreement for $25.0 million secured by all Company assets, due June 1, 2021 (“2021 Term Loan”). The 2021 Term Loan has limited financial and non-financial covenants inclusive of a minimum cash carry balance of $5.0 million. The 2019 Notes and 2023 Notes are subordinate to the 2021 Term Loan. The first $15.0 million million of loan proceeds was received on June 1, 2018. The remaining loan proceeds of $10.0 million were subject to closing conditions as defined in the agreement and were received on July 16, 2018. The 2021 Term Loan incurred debt issuance costs of $0.5 million and a debt discount of $0.4 million. The debt discount is due to lender fees paid on the initial drawdown of $15.0 million. The debt issuance costs and debt discount are amortized to interest expense using the effective interest method through the maturity date.  The 2021 Term Loan bears interest at a rate of LIBOR plus 9.0%, with a stated floor of 2.0%. The effective interest, inclusive of the debt discounts and issue costs, was 12.78% as of September 30, 2018.  In December 2018, the Company used $25.6 million of proceeds from the Senior Credit Facilities (see below) to repay the 2021 Term Loan which was comprised of $25.0 million of principal, $0.5 million of transaction costs and $0.1 million of interest.
24

The repayment of the 2021 Term Loan is considered a debt extinguishment under ASC 470-50. The Company recorded $1.3 million of an extinguishment loss related to the repayment of the 2021 Term Loan in the Consolidated Statement of Operations.

Senior Credit Facilities

On December 13, 2018, the Company entered into a $25.0 million Revolving Credit Agreement (the “Revolver”) and Term Loan Agreement (the “2023 Term Loan”, and together with the Revolver, the “Senior Credit Facilities”). The Term Loan consists of (i) a $50.0 million initial term loan (the “Initial Term Loan”); (ii) a $30.0 million delayed draw term loan A (the “Delayed Draw Term Loan A”) and (iii) a $15.0 million delayed draw term loan B (the “Delayed Draw Term Loan B” and, together with the Delayed Draw Term Loan A, the “Delayed Draw Term Loans”). The Initial Term Loan matures on the earlier to occur of (a) three months prior to maturity of the 2023 Notes and (b) June 13, 2024. Commitments related to undrawn amounts of the Delayed Draw Term Loan A terminate on June 30, 2019, and drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Revolver matures on the earlier to occur of (a) six months prior to the maturity of the 2023 Notes and (b) December 13, 2023. The Company’s ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of the Company’s assets. All of the Company’s debt is subordinated to the Senior Credit Facilities. The 2023 Term Loan is subordinate to the Revolver. The Senior Credit Facilities have customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA. The financial covenants consist of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

The interest rate under the Revolver and the 2023 Term Loan is calculated, at the option of the Company, at either the one, two, three or six-month London Inter-Bank Offered Rate (or LIBOR) plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loan is calculated, at the option of the Company, at either LIBOR plus 8.75% or the base rate plus 7.75%. Interest on the Senior Credit Facilities is payable in cash except that interest on the 2023 Term Loan is payable, at the option of the Company, in cash or in kind by being added to the principal balance thereof, until the earlier of December 13, 2020 and the date the Company has provided the lenders of the Senior Credit Facilities financial statements demonstrating that the Company has attained twelve months of revenue of at least $125.0 million. A commitment fee of 1.0% per annum is payable by the Company quarterly in arrears on the unused portion of the Delayed Draw Term Loans.

Amounts drawn under the Revolver may be prepaid at the option of the Company without premium or penalty, subject, in the case of acceleration of the Revolver or termination of the revolving credit commitments thereunder, to certain call protections which vary depending on the time at which such prepayments are made. Amounts drawn under the Revolver are subject to mandatory prepayment to the extent that aggregate extensions under the Revolver exceed the lesser of the revolving credit commitment then in effect and the borrowing base then in effect, and upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain insurance proceeds and condemnation awards and issuances of certain debt obligations. Amounts outstanding under the 2023 Term Loan may be prepaid at the option of the Company subject to applicable premiums, including a make-whole premium, and certain call protections which vary depending on the time at which such prepayments are made. Subject to payment of outstanding obligations under the Revolver as a result of any corresponding mandatory prepayment requirements thereunder, amounts outstanding under the 2023 Term Loan are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain insurance proceeds and condemnation awards, issuances of certain debt obligations and a change of control transaction.

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A.  As of December 31, 2018, the $10.0 million of the Delayed Draw Term Loan A, $15.0 million of the Delayed Draw Term Loan B and $10.0 million of the Revolver remain available to the Company. In addition, in January 2019, the Company drew $5.0 million from the remaining $10.0 million Revolver.

In connection with the Revolver the Company incurred a debt discount of $0.5 million and debt issuance issue costs of $0.3 million. The debt discount is due to annual fees and lender fees paid on the initial drawdown of $15.0 million. The debt issuance costs and debt discount are recorded as an asset on the Consolidated Balance Sheet and are amortized to interest expense using the straight-line method through the estimated Revolver maturity date. The annual fees related to the Revolver and the Initial Term Loan are amortized to interest expense using the straight-line method over the annual period they relate to. In connection with the Initial Term Loan and Delayed Draw Term Loan A, the Company incurred a debt discount of $1.8 million and debt issuance issue costs of $0.8 million. The debt discount is due to lender fees paid on the Initial Term Loan of $50.0 million and drawdown of Delayed Draw Term Loan A of $20.0 million. The debt issuance costs and debt discount costs are amortized to interest expense using the effective interest rate method through the estimated maturity date. In addition, the Company incurred $0.5 million of debt issuance costs related to the commitment fees paid to the lenders for the undrawn
25

amounts of the Delayed Draw Term Loans. These debt issuance costs are recorded as an asset on the balance sheet and amortized on a straight-line basis over the access period of the Delayed Draw Term Loans through June 30, 2019. As of December 31, 2018, the effective interest, inclusive of the debt discounts and issue costs, of the Revolver and Initial Term Loan and Delayed Draw Term Loan A is 9.3% and 12.4%, respectively.

At December 31, 2018 and December 31, 2017, the net carrying amount of the debt and the remaining unamortized debt discounts and debt issuance costs were as follows (in thousands):

	December 31, 2018	December 31, 2017
	(Current)	(Non-current)
Face amount of the 2019 Notes (due December 2019)	$15,702	$143,750
Less unamortized discounts and debt issuance costs	1,291	22,773
Total net carrying value	$14,411	$120,977

	December 31, 2018	December 31, 2017
Face amount of the 2023 Notes (due May 2023)	$75,090	$—
Face amount of the Revolver Credit Facility (due December 2022)	15,000	—
Face amount of the 2023 Loan (due February 2023)	70,000	—
Total carrying value, non-current	$160,090	$—
Less unamortized discounts and debt issuance costs	20,519	—
Total net carrying value, non-current	$139,571	$—

Debt Maturities Schedule

Aggregate maturities of the Company’s debt are presented below (in thousands):

Year Ending December 31,
2019	$15,702
2020	—
2021	—
2022	15,000
2023	145,090
Total	$175,792

7.      Revenues, Recognition and Allowances

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

26

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

Contract manufacturing sales are recognized net of accruals for cash discounts and returns which are established at the time of sale, and are included in Revenue, net in the Company's Consolidated Statement of Operations.

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

Revenues by Transaction Type

The Company operates in one reportable segment and, therefore, the results of the Company's operations are reported on a consolidated basis, consistent with internal management reporting for the chief decision maker. Net Sales (in thousands) for the three years ended December 31, 2018, 2017 and 2016 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	Years ended December 31,
	2018	2017	2016
Company product sales	$59,591	$50,955	$45,002
Contract manufacturing sales	6,047	8,995	17,033
Research and development services and other income	227	252	977
Revenue, net	$65,865	$60,202	$63,012

Disaggregated information for the Company product sales revenue has been recognized in the accompanying audited Consolidated Statements of Operations, and is presented below according to contract type (in thousands):

27

	Years ended December 31,
Company Product Sales	2018	2017	2016
Topical	$35,118	$29,446	$29,011
Injectables	24,473	21,509	15,991
Total	$59,591	$50,955	$45,002

In the twelve months ended December 31, 2018, Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

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

Accounts receivable are presented net of returns and allowances of $18.1 million and $31.8 million at December 31, 2018 and 2017, respectively. The allowance for doubtful accounts was $2.6 million and $2.2 million at December 31, 2018 and 2017, respectively. These balances are primarily related to one specific customer in the amount of $1.7 million.

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

In 2018, the Company reduced wholesaler acquisition costs on several products sold to major wholesalers as part of the Company's cash management strategy. As a result, its gross product sales and related chargebacks and billbacks are reduced accordingly. The Company's adjustments for the deductions to gross product sales for the three years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):
28

	Years ended December 31,
	2018	2017	2016
Gross product sales	$158,278	$215,883	$217,633

Reduction to gross product sales:
Chargebacks and billbacks	60,770	125,159	141,343
Wholesaler fees for service	5,503	7,049	3,869
Sales discounts and other allowances	32,414	32,720	27,419
Total reduction to gross product sales	$98,687	$164,928	$172,631

Product sales, net	$59,591	$50,955	$45,002

Contract manufacturing product sales	$6,047	$8,995	$17,033

Total product sales, net	$65,865	$60,202	$63,012

8.      Goodwill and Intangible Assets

Goodwill

The Company acquired the assets of Canadian pharmaceutical company Alveda Pharmaceuticals, Inc., in November 2015. As a result of the acquisition, we recorded goodwill of $0.4 million. We assessed the recoverability of the carrying value of goodwill at October 1, 2018. Whenever events occur or circumstances change, more likely than not, the company is likely to reduce the fair value of its reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value. No impairment losses were recognized during the year ended December 31, 2018.

Changes in goodwill during the two years ended December 31, 2018 and December 31, 2017 were as follows (in thousands):

Goodwill
December 31, 2016	$446
Foreign currency translation	25
December 31, 2017	471
Foreign currency translation	(1)
December 31, 2018	$470

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2018 and December 31, 2017 for those assets that are not already fully amortized (in thousands):

29

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$40,169	$(8,239)	$31,930	11.8
Product acquisition costs	13,308	—	13,308	N/A - See description below
In-process research and development (“IPR&D”)	719	—	719	N/A - See description below
Customer relationships	3,557	(1,139)	2,418	6.9
Total	$57,753	$(9,378)	$48,375

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$40,380	$(5,684)	$34,696	12.8
Product acquisition costs	14,682	—	14,682	N/A - See description below
In-process research and development (“IPR&D”)	3,629	—	3,629	N/A - See description below
Customer relationships	3,783	(773)	3,010	7.9
Total	$62,474	$(6,457)	$56,017

Changes in intangibles during the year ended December 31, 2018 were as follows (in thousands):

	Product Acquisition Costs	Trademarks and Technology	IPR&D	Customer Relationships
Balance at December 31, 2017	$14,682	$34,696	$3,629	$3,010
Amortization	—	(2,727)	—	(369)
Intangible assets placed in service	—	1,346	(1,346)	—
Loss on impairment	(716)	(7)	(1,201)	—
Foreign currency translation	(658)	(1,378)	(363)	(223)
Balance at December 31, 2018	$13,308	$31,930	$719	$2,418

The Company recorded amortization expense of $3.1 million, $2.9 million and $2.8 million in 2018, 2017 and 2016, respectively. In addition, the Company recorded impairment loss of $0.7 million and $1.2 million related with product acquisition costs and IPR&D respectively in 2018, and nil and $0.1 million impairment loss related with IPR&D and product acquisition costs in 2017.

During the preparation of the 2018 consolidated financial statements, management identified a misclassification within the product acquisition costs and in-process research and development (“IPR&D”) categories for the year ended December 31, 2017. Accordingly, a reclassification has been made to the December 31, 2017 balances to decrease IPR&D and increase product acquisition costs in the amount of $14.7 million. The correction has no impact on the Company’s consolidated financial statements.

30

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on trademarks and technology and customer relationships for each of the following years is estimated to be as follows (in thousands):

Year ending December 31,	Amortization Expense *
2019	$3,096
2020	3,096
2021	3,096
2022	3,096
2023	3,096
Thereafter	18,868
Total	$34,348

*IPR&D and Product Acquisition Costs are assessed for impairment at least annually and will be amortized once products are commercialized, and are not included in the table.

The useful lives of the Company’s intangible assets are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks & Technology	15 years
Customer Relationships	10 years

9.      Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. As of December 31, 2017, an aggregate of 1,975,000 shares had been approved and authorized for issuance pursuant to the Director Plan, with no change as of December 31, 2018. A total of 2,634,798 options had been granted to non-employee directors as of December 31, 2017, with no change as of December 31, 2018. A total of 807,782 of those options had been forfeited as of December 31, 2017 and returned to the option pool for future issuance, with no change as of December 31, 2018. The options granted under the Director Plan vest in full one year after their respective grant dates and have a maximum term of ten years. As of each of December 31, 2018 and December 31, 2017, there were 500,000 shares of common stock options outstanding. As of December 31, 2017, the 147,984 options available were transferred to a plan that has superseded the Director Plan, as discussed further in this section, with no additional options transferred as of December 31, 2018.

The 1999 Stock Incentive Plan, as amended (“1999 Plan”), replaced all previously authorized employee stock option plans, and no additional options may be granted under those previous plans. Under the 1999 Plan, options or stock awards may be granted to all of the Company’s employees, officers, directors, consultants and advisors to purchase a maximum of 3,200,000 shares of common stock. However, pursuant to the terms of the 1999 Plan, no awards may be granted after March 16, 2009. A total of 2,892,500 options, having a maximum term of ten years, have been granted at 100% of the fair market value of the Company’s common stock at the date of grant. Options outstanding under the 1999 Plan were generally exercisable in cumulative increments over four years commencing one year from date of grant. As of December 31, 2018, there were no options outstanding under the 1999 Plan.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009. The 2009 Plan allows the Company to continue to grant options and restricted stock, as under the 1999 Plan, but also authorizes the Board of Directors to grant a broad range of other equity-based awards, including stock appreciation rights, restricted stock units ("RSUs") and performance awards. The 2009 Plan has been created, pursuant to and consistent with the Company’s current compensation philosophy, to assist the Company in attracting, retaining and rewarding designated employees, directors, consultants and other service providers of the Company and its subsidiaries and affiliates, in a manner that will be cost efficient to the Company from both an economic and financial accounting perspective. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase
31

the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. As of December 31, 2018, there were 14,377 RSUs outstanding, 1,853,925 shares of stock outstanding and 2,458,106 shares of common stock options outstanding. As of December 31, 2017, there were 99,626 RSUs outstanding, 1,422,020 shares of stock outstanding and 3,038,634 shares of common stock options outstanding. As of December 31, 2017, the 249,052 options available were transferred to a plan that has superseded the 2009 Plan, as discussed further in this section. As of December 31, 2018, an additional 346,504 options available were transferred to the superseded plan.

On May 25, 2016, the Board of Directors approved the Company's 2016 Equity Incentive Plan (the "2016 Plan"). On May 21, 2018, the Board of Directors adopted, and the Company's stockholders subsequently approved, an amendment and restatement of the 2016 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2016 Plan, as amended, provides for the issuance of awards of up to 4,000,000 shares of the Company's common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are canceled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016 up to 2,500,000 shares. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of December 31, 2018, there were 161,214 RSU's outstanding, 74,667 shares of common stock outstanding and options to purchase 1,394,285 shares of common stock outstanding under the 2016 Plan. As of December 31, 2017, there were 89,003 RSU's outstanding, 20,000 shares of common stock outstanding and options to purchase 761,176 shares of common stock outstanding under the 2016 Plan. As of December 31, 2018 and December 31, 2017, there were a total of 3,113,374 shares of common stock and 1,526,857 shares of common stock available under the 2016 Plan, respectively.

As of December 31, 2018 and December 31, 2017, there were options to purchase 4,352,391 and 4,299,810 shares of common stock outstanding, respectively, in the Director Plan, 2009 Plan, and the 2016 Plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the restricted stock unit, or RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of December 31, 2018, and therefore no additional stock compensation expense was recognized related to the amendments. The forms of amendment are Exhibits 10.31 and 10.32, respectively, and are incorporated by reference herein.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Assumptions	2018	2017	2016
Expected dividends	0%	0%	0%
Risk free rate	2.44%	1.56%	1.14%
Expected volatility	52.7%-72.5%	58.0% - 69.7%	68.0% - 71.3%
Expected term (in years)	2.3 – 3.3 years	3.2 – 3.3 years	3.1 – 3.3 years

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

Stock option transactions in each of the past three years under the aforementioned plans in total were:
32

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
January 1, 2016 shares issuable under options	3,592,734	$0.79 - $10.67	$4.36
Granted	739,135	4.72 - 8.81	7.26
Exercised	(61,834)	1.10 - 6.51	1.54
Expired	—	—	—
Forfeited	(164,666)	4.55 – 10.67	8.37
December 31, 2016 shares issuable under options	4,105,369	$0.79 - $10.67	$4.76
Granted	577,845	3.38 - 9.28	7.15
Exercised	(171,566)	0.79 - 5.85	1.92
Expired	—	—	—
Forfeited	(211,838)	4.80 - 10.67	7.70
December 31, 2017 shares issuable under options	4,299,810	$0.79 - $10.67	$5.09
Granted	839,785	1.73-4.25	3.34
Exercised	(239,000)	1.02-1.83	1.05
Expired	—	—	—
Forfeited	(548,204)	2.02-10.67	8.04
December 31, 2018 shares issuable under options	4,352,391	$0.79-$10.67	$4.61

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years )	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.79 - $1.50	1,510,000	3.12	$1.06	1,510,000	$1.06
$1.51 - $5.50	992,457	8.27	3.23	199,826	2.76
$5.51 - $10.67	1,849,934	6.99	8.24	1,528,686	8.45

Total	4,352,391	5.94	$4.61	3,238,512	$4.65

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years )	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.79 - $1.00	25,000	2.01	$0.79	25,000	$0.79
$1.01 - $1.50	1,721,000	4.14	1.06	1,721,000	1.06
$1.51 - $10.67	2,553,810	7.76	7.85	1,369,466	7.92

Total	4,299,810	6.28	$5.09	3,115,466	$4.07

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2016:
33

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years )	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.79 - $1.00	50,000	3.01	$0.79	50,000	$0.79
$1.01 - $1.50	1,808,400	5.11	1.07	1,808,400	1.07
$1.51 - $10.67	2,246,969	8.35	7.82	805,803	7.15

Total	4,105,369	6.86	$4.76	2,664,203	$2.90

The Company has recorded $1.5 million, $2.3 million and $2.3 million related to its stock option based expenses in cost of sales, product development and research expenses, and selling, general and administrative expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

The aggregate intrinsic value of options outstanding was $0.5 million at December 31, 2018, $4.7 million at December 31, 2017 and $11.5 million at December 31, 2016. The aggregate intrinsic value of the options exercisable was $0.5 million at December 31, 2018, $4.7 million at December 31, 2017 and $11.3 million at December 31, 2016. The total intrinsic value of the options exercised during 2018, 2017 and 2016 was $0.1 million, $0.4 million and $0.3 million, respectively.

A summary of non-vested options at December 31, 2018 and changes during the year ended December 31, 2018 is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2018	1,184,344	$3.48
Granted	839,785	1.44
Vested	(699,572)	3.54
Forfeited	(210,678)	3.37
Non-vested options at December 31, 2018	1,113,879	$2.00

As of December 31, 2018, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized through December 2020.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $0.5 million, $1.0 million and $0.8 million, respectively, of compensation expense during the years ended December 31, 2018, 2017 and 2016 related to restricted stock awards and RSUs. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At December 31, 2018, the Company had approximately $0.5 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through April 2021.

There have been no restricted stock issuances in the years ended 2018, 2017 or 2016.

A summary of non-vested RSUs and changes during each of the past three years is as follows:
34

	Number of RSUs	Weighted Average Issuance Price
Non-vested balance at January 1, 2016	182,750	$10.23

Changes during the period:
Shares granted	58,068	7.50
Shares vested	(60,918)	10.13
Shares forfeited	—	—
Non-vested balance at December 31, 2016	179,900	$9.35

Changes during the period:
Shares granted	93,468	7.26
Shares vested	(80,274)	9.57
Shares forfeited	(4,465)	7.09
Non-vested balance at December 31, 2017	188,629	$8.27

Changes during the period:
Shares granted	122,949	3.36
Shares vested	(109,940)	8.95
Shares forfeited	(26,047)	5.76
Non-vested balance at December 31, 2018	175,591	$4.78

10.      Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

For the fiscal years ended December 31, 2018, and 2017 the largest components of accrued expenses were (in thousands):

	2018	2017
Professional fees	$2,153	$546
Payroll	1,908	1,580
Inventory and supplies	1,809	58
Interest expense	1,042	240
Rebates	714	83
Medicaid and Medicare	383	1,487
Clinical Studies	334	596
Royalties	222	856
Capital expenditures	275	1,947
Wholesaler Fees	203	—
Income Tax	45	58
Other	754	650
	$9,842	$8,101

11.      Income Taxes

The Company is subject to U.S. federal income tax and files a consolidated federal income tax return which includes all eligible U.S. subsidiary companies. The Company is also subject to tax in the states of Alabama, Illinois, Montana, New Jersey and
35

Tennessee. The Company conducts significant operations in certain foreign countries and is, accordingly, subject to tax in those foreign jurisdictions consisting of Canada (including the province of Ontario), Estonia, Luxembourg and Jersey.

Loss before income tax for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	2018	2017	2016
U.S. operations	$(32,183)	$(21,938)	$(9,514)
Foreign operations	(4,135)	6,662	(2,184)

Global Total	$(36,318)	$(15,276)	$(11,698)

The Company’s current tax (benefit) expense was $(0.1) million, $(0.1) million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The (credit) provision for income taxes attributable to continuing operations before income taxes for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Current tax expense (benefit):
Federal	$—	$(86)	$26
State and local	30	20	35
Foreign	(157)	42	272
Total current tax (benefit) expense	(127)	(24)	333
Deferred tax expense:
Federal	—	—	—
State and local	—	—	—
Foreign	65	(61)	(46)
Total deferred tax expense (benefit)	65	(61)	(46)

Total income tax (benefit) expense	$(62)	$(85)	$287

A comparison of income tax (benefit) expense at the U.S. statutory rate of 21% in 2018 and 35% in 2017 and 2016 to the Company's effective rate is as follows (in thousands):

	2018	2017	2016
Expected Statutory expense (benefit)	$(7,627)	$(5,195)	$(3,977)
U.S. TCJA recovery of alternative minimum tax credits	—	(73)	—
Change in the fair values of derivative and amortization of debt discount	—	2,939	2,584
Other non-deductible expenses	256	24	63
Change in valuation allowance including U.S. TCJA rate reduction	6,572	(2,012)	590
Reduction in deferred tax assets related to U.S. TCJA rate reduction	—	7,504	—
Change to Accounting for Equity Compensation Windfalls	—	(1,112)	—
Tax rate differential - foreign vs. U.S.	791	(2,276)	822
State income taxes, net of federal benefit	23	13	23
Shortfalls related to stock compensation expense	—	129	154
Prior year true-up	(93)	(13)	—
Exchange gain	16	(13)	28
	$(62)	$(85)	$287

36

On December 22, 2017, the President signed into law the United States Tax Cuts and Jobs Act (U.S. TCJA) significantly revising the Internal Revenue Code of 1986, as amended. The U.S. TCJA includes, among other items, (1) a permanent reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) limitations on the tax deduction for net interest expense, (3) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (4) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system; (5) elimination of the Alternative Minimum Tax regulations; (6) recovery of Alternative Minimum Tax Credits over a five year period; and (7) modifying or repealing many other business deductions and credits.

The Company has assessed the impacts of the changes resulting from the U.S. TCJA and during the fourth quarter of 2017 recognized an income tax benefit and a corresponding receivable of $73 thousand related to the recoverability of Alternative Minimum Tax Credits. Also, during the fourth quarter of 2017, deferred tax assets, liabilities and valuation allowances were remeasured at the new rate of 21%. There was no income impact from the remeasurement since all U.S. net deferred tax assets are fully reserved by the Company.

In December 2017, the SEC provided regulatory guidance for accounting of the impacts of the TCJA, referred to as SAB 118. Under the guidance of SAB 118, the income tax effects, for which the accounting under ASC 740 is incomplete, are reported as a provisional amount based on a reasonable estimate. The reasonable estimate is subject to adjustment during a “measurement period”, not to exceed one year, until the accounting is complete. The estimate is also subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and profits of certain subsidiaries and the filing of tax returns.

During the fourth quarter of 2018, the Company completed its full assessment and finalized the accounting for the impact of TCJA and concluded that there was no additional impact.

Deferred tax balances included in the Consolidated Balance Sheets as of December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Deferred Tax Assets:
Sales allowances and doubtful accounts	$1,964	$506
Inventory reserve	962	619
Deferred revenue	590	—
Accrued expenses	23	664
Property, plant and equipment	258	214
Tax operating loss carryforwards	9,951	9,327
Tax credit and other carryforwards	1,299	168
Stock compensation	538	1,817
Total deferred tax assets	15,585	13,315
Less valuation allowance	(12,120)	(13,309)
Net deferred tax assets	3,465	6

Deferred Tax Liabilities:
Convertible debt conversion features	(3,514)	—
Foreign exchange	(28)	—
Intangible assets	(138)	(165)
Total deferred tax liabilities	(3,680)	(165)
Net deferred tax liability	$(215)	$(159)

The Company evaluates the recoverability of its deferred tax assets based on its history of operating results, its expectations for the future, and the expiration dates of the net operating loss carry forwards. Based on the preponderance of the evidence, the Company has concluded that it is more likely than not that it will be unable to realize the net deferred tax assets in the immediate future and has established a full valuation allowance for substantially all deferred tax assets. Accordingly, the Company has provided a valuation allowance of $12.1 million and $13.3 million for the years ended December 31, 2018 and 2017, respectively, on its deferred tax assets. The valuation allowance decreased $1.2 million during 2018. This decrease was
37

due to a decrease of $2.0 million related to changes in deferred taxes offset by an increase of $0.8 million related to the 2018 net operating loss.

Operating loss, tax credit and other carry forwards as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Federal:
Net operating losses (see below)	$45,081	$41,688
Disallowed interest expense (no expiration)	5,018	—
Contributions (expiring through 2023)	524	210
Research tax credits (expiring through 2025)	135	168

State:
New Jersey (expiring in 2038)	2,976	4,320
Other states (expiring through 2038)	2,307	1072

Foreign
Net operating losses (no expiration)	$257	$255

At December 31, 2018, the Company’s U.S. federal net operating loss carryforwards will expire as follows (in thousands):

Year	Net Operating Loss
2020 - 2023	$8,227
2024 - 2029	9,063
2030 - 2032	9,926
2033 - 2036	6,296
2037	8,116
No expiration but subject to limitation	3,453
Total	$45,081

Federal net operating losses arising during and after 2018 are not subject to expiration; however, their usage is limited to 80% of taxable income during the year of use.

The Company’s ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock that is held by 5% or greater stockholders. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that operating losses subsequent to the change date in 2010 (aggregating $26.5 million) are not subject to Section 382 limitations. The Company has estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. The Company's loss carryforwards may be further limited in the future if additional ownership changes occur.

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

Federal income tax returns for the years 2014 and 2015 have been examined by the U.S. Internal Revenue Service without any income tax expense consequences. For federal purposes (except for the years 2014 and 2015), post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2014 through 2017. The Company has not recorded any liability for uncertain tax positions at December 31, 2018 or December 31, 2017.

12.      Commitments
38

The Company’s commitments and contingencies consisted of operating leases for warehouse and office space and equipment. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Commitments

2019	$573
2020	611
2021	633
2022	610
2023	607
2024	200
$3,234

Rent expense was $0.5 million, $0.5 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has certain licensing and development agreement in place under which the Company will pay certain licensing fees and milestones over the lives of certain projects. These commitments totaled approximately $2.4 million as of December 31, 2018, and will be paid over the next several years in accordance with agreed upon milestones.

13.      Legal and U.S. Regulatory Proceedings

To date, twelve putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo New York Inc., regarding the pricing of generic econazole nitrate cream (“econazole”). The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased, paid and/or reimbursed patients for the purchase of generic econazole from July 1, 2014 until the time the defendants’ allegedly unlawful conduct ceased or will cease. The class plaintiffs seek treble damages for alleged overcharges for econazole during the alleged period of conspiracy, and certain of the class plaintiffs also seek injunctive relief against the defendants. All actions have been consolidated by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter. On October 16, 2018 the court dismissed the class plaintiffs’ claims against the Company with leave to replead. On December 21, 2018 the class plaintiffs filed amended complaints, which the Company moved to dismiss on February 21, 2019. This motion remains pending.

Three “opt-out” antitrust lawsuits have additionally been filed against the Company by Humana Inc.; The Kroger Co. et al.; and United HealthCare Services, Inc., and consolidated into the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter by the Judicial Panel on Multidistrict Litigation. Each of the opt-out complaints names between thirty-six and forty-three defendants (including the Company) and involves allegations regarding the pricing of econazole along with between twenty-four and twenty-nine other drug products that were not manufactured or sold by the Company during the period at issue. The opt-out plaintiffs seek treble damages for alleged overcharges for the drug products identified in the complaint during the alleged period of conspiracy, and two of the complaints also seek injunctive relief. A motion to dismiss the Humana Inc. and The Kroger Co., et al. opt-out complaints was filed on February 21, 2019. A motion to dismiss the United HealthCare Services, Inc. opt-out complaint has not yet been filed.

Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. Because discovery in this matter is ongoing, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The
39

Company believes this case is without merit, and the Company intends to vigorously defend against these claims. The Company filed three counter-claims against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products and for breaching the confidentiality provisions and exclusivity provisions of the parties’ agreements.

On December 13, 2018, Valdepharm SA filed a lawsuit alleging that the Company breached contracts regarding two drug products that the Company had sought to have Valdepharm manufacture. On February 12, 2019 the Company answered the complaint and counterclaimed, alleging that Valdepharm breached the contracts by failing to perform its work in compliance with FDA regulations and current Good Manufacturing Practices. Each party seeks damages associated with the alleged breach and related claims. Due to the early stage of the case we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe the claims against Teligent are without merit, and we intend to vigorously defend against them.

14.      Employee Benefits

The Company has a 401(k) contribution plan, pursuant to which employees may elect to contribute to the plan, in whole percentages, up to 100% of compensation. Employees’ contributions are subject to a minimum contribution by participants of 1% of compensation and a maximum contribution of $18,500 for 2018, $18,000 for 2017 and $18,000 for 2016, plus a catch-up contribution of up to $6,000 for 2018, $6,000 for 2017 and $6,000 for 2016, if a participant qualifies. The Company matches 100% of the first 3% of compensation contributed by participants and 50% of the next 2% of compensation contributed by participants. The Company contribution is in the form of cash, which is vested immediately. The Company has recorded charges to expense related to this plan of approximately $358,167, $311,467 and $228,619 in 2018, 2017 and 2016, respectively.

40

15. Quarterly Results (Unaudited)

As disclosed in Note 1, Correction of Prior Year Consolidated Financial Statements, the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016 have been revised to correct certain immaterial accounting errors described therein. Accordingly, the effect of the correction of these immaterial accounting errors resulted in a reduction in the Company’s previously reported revenue and cost of revenue of $2.2 million, $2.0 million, $1.5 million, and $1.3 million for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively. The following is a summary of certain quarterly financial information for the fiscal years 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Year Ended December 31, 2018
Total revenues, net	$14,545	$16,249	$18,294	$16,777	$65,865
Gross profit	5,220	4,784	6,719	5,662	22,385
Operating loss	(3,531)	(4,910)	(1,213)	(5,445)	(15,099)
Net loss	(4,802)	(13,119)	(3,945)	(14,390)	(36,256)
Net loss attributable to common stockholders	(4,802)	(13,119)	(3,945)	(14,390)	(36,256)
Basic loss per share	$(0.09)	$(0.25)	$(0.07)	$(0.27)	$(0.68)
Diluted loss per share	$(0.09)	$(0.25)	$(0.07)	$(0.27)	$(0.68)

Year Ended December 31, 2017
Total revenues, net	$17,663	$16,432	$11,340	$14,767	$60,202
Gross profit	10,934	8,037	2,538	5,863	27,372
Operating income (loss)	2,967	(1,782)	(8,039)	(4,943)	(11,797)
Net income (loss)	831	(919)	(8,982)	(6,121)	(15,191)
Net income (loss) attributable to common stockholders	831	(919)	(8,982)	(6,121)	(15,191)
Basic income (loss) per share	$0.02	$(0.02)	$(0.17)	$(0.11)	$(0.28)
Diluted income (loss) per share	$0.02	$(0.02)	$(0.17)	$(0.11)	$(0.28)

41

TELIGENT, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2016
Change in Tax Valuation Allowance	$14,309	—	941	—	$15,250
Allowance for Doubtful Accounts	$90	347	—	20	$417
Reserve for Inventory Obsolescence	$121	872	—	583	$410
Year Ended December 31, 2017
Change in Tax Valuation Allowance	$15,250	(61)	(1,880)	—	$13,309
Allowance for Doubtful Accounts	$417	1,768	—	—	$2,185
Reserve for Inventory Obsolescence	$410	2,000	9	1,115	$1,304
Year Ended December 31, 2018
Change in Tax Valuation Allowance	$13,309	67	(1,256)	—	$12,120
Allowance for Doubtful Accounts	$2,185	451	—	—	$2,636
Reserve for Inventory Obsolescence	$1,304	3,343	—	1,980	$2,667

42