Form 10-Q
period 2019-03-31
Teligent, Inc.
filed 2019-05-10
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

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

The number of shares outstanding of the issuer's common stock is 53,850,427 shares as of May 6, 2019.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,397	$9,705
Restricted cash	206	2,892
Accounts receivable, net of allowance for doubtful accounts of $2,531 and $2,636, as of March 31, 2019 and December 31, 2018, respectively	15,412	16,120
Inventories	20,954	16,296
Prepaid expenses and other receivables	2,806	3,373
Total current assets	45,775	48,386
Property, plant and equipment, net	94,392	91,775
Intangible assets, net	46,818	48,375
Goodwill	480	470
Other assets	4,397	1,886
Total assets	$191,862	$190,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,555	$5,933
Accrued expenses	9,303	9,842
Deferred income	1,875	2,426
Convertible 3.75% Senior Notes, net of debt discount and debt issuance costs (face of $13,022 and $15,702 as of March 31, 2019 and December 31, 2018, respectively)	12,214	14,411
Other current liabilities	407	—
Total current liabilities	31,354	32,612
Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $75,090 as of March 31, 2019 and December 31, 2018, respectively)	57,723	56,909
Revolver, net of debt issuance costs (face of $20,000 and $15,000 as of March 31, 2019 and December 31, 2018, respectively)	20,000	15,000
2023 Term Loan, net of debt issuance costs (face of $72,020 and $70,000 as of March 31, 2019 and December 31, 2018, respectively)	69,766	67,662
Deferred tax liability	220	215
Other long term liabilities	2,579	73
Total liabilities	181,642	172,471
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,845,427 and 53,774,221 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	558	557
Additional paid-in capital	117,239	116,864
Accumulated deficit	(105,074)	(96,350)
Accumulated other comprehensive loss	(2,503)	(2,650)
Total stockholders’ equity	10,220	18,421
Total liabilities and stockholders' equity	$191,862	$190,892
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended March 31,
	2019	2018

Revenue, net	$13,122	$14,545

Costs and expenses:
Cost of revenues	7,360	9,325
Selling, general and administrative expenses	5,513	5,360
Product development and research expenses	2,989	3,391
Total costs and expenses	15,862	18,076
Operating loss	(2,740)	(3,531)

Other (Expense) Income:
Foreign currency exchange (loss) gain	(844)	1,325
Debt partial extinguishment of 2019 Notes	(185)	—
Interest and other expense, net	(4,947)	(2,572)
Loss before income tax expense	(8,716)	(4,778)

Income tax expense	8	24

Net loss attributable to common shareholders	$(8,724)	$(4,802)

Basic and diluted loss per share	$(0.16)	$(0.09)

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,805,983	53,458,513

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net loss	$(8,724)	$(4,802)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	147	(304)
Other comprehensive income (loss)	147	(304)

Comprehensive loss	$(8,577)	$(5,106)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share information)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2018 (audited)	53,774,221	$557	$116,864	$(96,350)	$(2,650)	$18,421

Stock based compensation expense	—	—	376	—	—	376
Issuance of stock for vested restricted stock units	71,206	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	—	147	147
Net loss	—	—	—	(8,724)	—	(8,724)

Balance, March 31, 2019 (unaudited)	53,845,427	$558	$117,239	(105,074)	$(2,503)	$10,220

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,724)	$(4,802)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets and leases	876	561
Provision for bad debt	(105)	—
Provision for write down of inventory	453	602
Stock based compensation	368	616
Amortization of debt costs and debt discount	1,523	2,594
Amortization of intangible assets	756	791
Non cash lease expense	97	—
Foreign currency exchange loss (gain)	844	(1,325)
Partial extinguishment of Convertible 3.75% Senior Notes	185	—
Loss on impairment of intangible assets	—	22
Non cash interest expense	2,020	—
Changes in operating assets and liabilities:
Accounts receivable	892	(711)
Inventories	(5,063)	(2,376)
Prepaid expenses, other current receivables and assets	558	902
Accounts payable and accrued expenses	(95)	(6,423)
Operating liabilities	(85)	—
Deferred income	(551)	—
Net cash used in operating activities	(6,051)	(9,549)
Cash flows from investing activities:
Capital expenditures	(2,129)	(4,094)
Net cash used in investing activities	(2,129)	(4,094)
Cash flows from financing activities:
Proceeds from Revolver	5,000	—
Debt issuance costs	(109)	—
Repurchase of 3.75% senior notes	(2,686)	—
Principal paid on lease obligation	(3)	—
Net cash provided by financing activities	2,202	—
Effect of exchange rate on cash and cash equivalents	(16)	(287)
Net decrease in cash, cash equivalents and restricted cash	(5,978)	(13,643)
Cash, cash equivalents and restricted cash at beginning of period	13,069	27,165
Cash, cash equivalents and restricted cash at end of period	$7,075	$13,235
Supplemental Cash flow information:
Cash payments for interest	$278	$—
Cash payments for income taxes	20	15
Non-cash operating, investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	1,365	3,421
Capitalized interest in capital expenditures	—	1,348
Capitalized stock compensation in capital expenditures	10	30
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP . In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2018 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

1. Correction of Previously Issued Consolidated Financial Statements

As previously disclosed in the Company’s 2018 Form 10-K, subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, management determined adjustments were needed to correct the presentation of certain immaterial accounting errors in the Company’s previously reported consolidated financial statements for the years ended December 31, 2017 and 2016. Accordingly, the consolidated financial statements as of and for the years ended December 31, 2017 and 2016, and the related notes (including the Company’s quarterly results disclosed in Note 15, Quarterly Results), were revised to correct these immaterial accounting errors (the “Revision”) in the Company’s 2018 Form 10-K. A summary of these immaterial accounting errors, and their impact on the accompanying consolidated statement of cash flows for the three months ended March 31, 2018 are, as follows:

(1) The Company pays wholesalers certain fees associated with the sale of the Company's product. The payment of these fees had been historically classified by the Company as cost of revenues and accrued expenses prior to the adoption of ASC 606, Revenue from Contracts with Customers ("ASC 606"). As disclosed in Note 7, Revenues, Recognition and Allowances, of the 2018 Form 10-K, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method, at which time the Company began classifying the payment of wholesaler fees as a reduction of revenue and accounts receivable. Upon further analysis, however, management determined that these fees should have always been classified as a reduction of revenue and accounts receivable, rather than as costs of revenues and accrued expenses, because the services provided by the Company’s wholesalers cannot generally be provided by third parties and the underlying fees are not specifically identifiable from other services.

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

The following tables summarize the effects of the Revision on the accompanying consolidated statement of cash flows of the Company for the three months ended March 31, 2018:

	Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2018
	As Previously Reported	Adjustment		As Revised
Cash flows from operating activities
Accounts receivable	$4,690	$(5,401)	(1)(2)	$(711)
Accounts payable and accrued expenses	(11,824)	5,401	(1)(2)	(6,423)

2.  Nature of the Business and Liquidity

Nature of the Business

Teligent, Inc. and its subsidiaries (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market in alternate dosage forms. Under our own label, we currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we currently market 34 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. In Canada, we sell over 27 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter ("OTC"), and cosmetic markets. We operate our business under one reportable segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

Liquidity

On December 13, 2018, the Company and Ares Management LLC entered into: (i) a First Lien Revolving Credit Agreement, by and among the Company, as the borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “Revolver Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among us, as the borrower, certain subsidiaries of ours, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Credit Agreement” and, together with the Revolver Credit Agreement, the “New Senior Credit Facilities”).

The New Senior Credit Facilities consist of (i) a $25.0 million senior revolving credit facility governed by the Revolver Credit Agreement (the “Revolver”); (ii) a $50.0 million second lien initial term loan (the “Initial Term Loan”); (iii) a $30.0 million second lien delayed draw term loan A (the “Delayed Draw Term Loan A”) and (iv) a $15.0 million second lien delayed draw term loan B (the “Delayed Draw Term Loan B” and the “Delayed Draw Term Loan A”, are hereto referred to as the “Delayed Draw Term Loans” and the Delayed Draw Term Loans together with the Initial Term Loan, hereto referred to as the “2023 Term Loans”). The Term Loans are governed by the Second Lien Credit Agreement. The Company's ability to borrow under the Revolver is subject to a “borrowing base” to be determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables.

The Company’s principal sources of liquidity are cash and cash equivalents of approximately $6.4 million at March 31, 2019 and ongoing cash from operations. On March 31, 2019, the Company had access to an additional $5.0 million on its Revolver which was subsequently drawn down in April of 2019. The Company has an additional $25.0 million still available on its 2023 Term Loans, as part of the credit facilities executed with Ares Capital Management, of which $15.0 million relates to funding required to further increase manufacturing capacity in the newly expanded Buena manufacturing facility.

The Company also has the ability to defer certain product development and other programs, as well as exercise its option to defer the payment of interest on its 2023 Term Loans, if necessary. As of March 31, 2019, the Company elected the paid-in-kind interest option and deferred interest expense of $2.0 million on its 2023 Term Loans.

However, the Company may require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. If necessary, the Company may continue to seek to raise additional capital through the sale of its equity or through a strategic alliance with a third party, subject to certain restrictions in the Ares Credit Facility agreements. There may also be additional acquisition and growth opportunities that may require external financing. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company believes that its existing capital resources will be sufficient to support its current business plan and operations beyond May 2020.

3. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending December 31, 2019 and 2018. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 1, 2019.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Teligent, Inc. and its wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated. The Company consolidated the following entities: Igen, Inc., Teligent Pharma. Inc., Teligent Luxembourg S.à.r.l., Teligent OÜ, Teligent Canada Inc., and Teligent Jersey Limited., in addition to the following inactive entities: Microburst Energy, Inc., Blood Cells, Inc. and Flavorsome, Ltd.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include sales returns and allowances, allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related valuation allowances, stock based compensation, the assessment for the impairment of long-lived assets (including intangibles, goodwill and property, plant and equipment) and legal accruals for environmental cleanup and remediation costs. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid instruments purchased with the original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Cash and cash equivalents include cash on hand and bank demand deposits used in the Company’s cash management program.

The Company has restricted cash, consisting of escrow accounts and letter of credits, which is included within other assets, non-current on the Company's Condensed Consolidated Balance Sheet.  In addition, pursuant to the New Credit Facilities agreement, proceeds from the 2023 Term Loan are deposited in a blocked bank account and restricted for use with the exception of repurchasing remaining 2019 Notes.  In January and February of 2019, the Company used a total of $2.7 million of restricted cash to repurchase a portion of the remaining 2019 Notes (Note 8).

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total amounts in the Condensed Consolidated Statement of Cash Flows as follows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$6,397	$12,762
Restricted cash	206	—
Restricted cash in other assets	472	473
Cash, cash equivalents and restricted cash in the statement of cash flows	$7,075	$13,235

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at March 31, 2019 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”.  ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of March 31, 2019, based on level 2 inputs, the fair value of our Notes (2019 Notes and 2023 Notes) was approximately $64.3 million compared to their carrying value of $69.9 million. In addition, the value of our Senior Credit Facilities was stated at carrying value at March 31, 2019. The Company believes it could obtain borrowings at March 31, 2019 with comparable terms as the December 31, 2018 Senior Credit Facilities, therefore, the carrying value approximates fair value.

Loss Per Common Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. For the three months ended March 31, 2019, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended March 31,
	2019	2018
Basic loss per share computation:
Net loss - basic and diluted	$(8,724)	$(4,802)
Weighted average common shares - basic and diluted	53,805,983	53,458,513
Basic and diluted loss per share	$(0.16)	$(0.09)

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of the Company's total revenue. For the three months ended March 31, 2019, two of the Company’s customers accounted for 48% of the Company’s revenue, consisting of 30% and 18%, respectively. For the three months ended March 31, 2018, three of the Company’s customers accounted for 59% of the Company’s revenue, consisting of 38%, 11% and 10%, respectively. Accounts receivable related to the Company’s major customers comprised 37% of all accounts receivable as of March 31, 2019, and 52% of all accounts receivable as of March 31, 2018. The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

For the three months ended March 31, 2019, domestic net revenues were $9.7 million and foreign net revenues were $3.4 million. As of March 31, 2019, domestic assets were $135.5 million and foreign assets were $56.4 million. For the three months ended March 31, 2018, domestic net revenues were $10.2 million and foreign net revenues were
$4.3 million.  As of March 31, 2018, domestic assets were $115.9 million and foreign assets were $65.2 million.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing lease guidance under Topic 840. The new standard requires lessees to recognize Right-of-Use ("ROU") assets and lease liabilities for all leases with terms greater than 12 months, including those leases that were previously classified as operating leases. Topic 842 retains a distinction between finance leases and operating leases, with measurement and presentation of expenses and cash flows being dependent upon the classification. The Company adopted the new standard effective January 1, 2019 utilizing the optional transition method allowed under ASU 2018-11, Leases (Topic 842): Targeted Improvements. See Note 7 for the Company's additional required disclosures under Topic 842.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company's adoption of this ASU, effective January 1, 2019, did not have a material impact on its condensed consolidated financial statements.

Recently Issued Not Yet Adopted Accounting Pronouncements

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): “Clarifying the Interaction between Topic 808 and Topic 606”. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer. For the Company, the amendment will be effective January 1, 2020. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

4. Revenues, Recognition and Allowances

Revenue Recognition

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

Contract manufacturing sales are recognized net of accruals for cash discounts which are established at the time of sale, and are included in Revenue, net in the Company's Condensed Consolidated Statement of Operations.

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

Net revenues for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Company product sales	$12,495	$13,236
Contract manufacturing sales	542	1,298
Research and development services and other income	85	11
Revenue, net	$13,122	$14,545

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations, and is presented below according to contract type:

	Three Months Ended March 31,
Company Product Sales	2019	2018
Topical	$9,032	$7,908
Injectables	3,463	5,328
Total	$12,495	$13,236

In the three months ended March 31, 2019, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

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

Accounts receivable balance was presented net of sales returns and allowances, which was $13.7 million and $18.1 million at March 31, 2019 and December 31, 2018 respectively. In addition, the allowance for doubtful accounts was $2.5 million and $2.6 million at March 31, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts was primarily related to one specific customer in the amount of $1.7 million.

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

Rebates are used for various discounts which can be programs or one-time event. The Company reviews the percentage of products sold through these programs by reviewing chargeback data and uses the appropriate percentages to calculate the rebate accrual. Rebates are invoiced monthly, quarterly or annually and reviewed against the accruals. Other items that could be included in accrued rebates would be price protection fees, shelf stock adjustments (SSAs), or other various amounts that would serve as one time discounts on specific products.

Consistent with its cash management strategy, the Company reduced the price paid by wholesalers (also referred to as the “WAC” or wholesaler acquisition cost) on several of its products in the second and third quarters of 2018. As a result, its gross product sales and related chargebacks and billbacks are reduced accordingly. The Company's adjustments for the deductions to gross product sales are as follows:

	Three Months Ended March 31,
	2019	2018
Gross product sales	$27,414	$36,548

Deduction to gross product sales:
Chargebacks and billbacks	10,886	16,915
Wholesaler fees for service	1,766	635
Sales discounts and other allowances	2,267	5,762
Total reduction to gross product sales	$14,919	$23,312

Company product sales, net	$12,495	$13,236

Financing and Payment

The Company's payment terms vary by the type of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. Generally, the Company does not incur incremental costs to obtain contracts. The Company does not adjust revenue for the effects of a significant financing component as the Company's customers generally pay within 100 days.

Costs to Obtain or Fulfill a Customer Contract

Costs related to shipping and handling are comprised of outbound freight and associated labor. The Company accounts for shipping and handling activities related to contracts with customers as fulfillment costs which are included in cost of sales in the Condensed Consolidated Statements of Operations.

The Company is required to pay a 40% royalty on certain product net sales to a pharmaceutical partner. There are currently 4 products manufactured and distributed under the Company’s label in the U.S. which are subject to this agreement. Payments are made quarterly. Royalty expense of $0.3 million and $0.8 million was included in cost of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively.

5.  Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in-first-out method and consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$12,629	$10,456
Work in progress	77	116
Finished goods	11,368	8,391
Inventories reserve	(3,120)	(2,667)
Inventories, net	$20,954	$16,296

 6.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2019	December 31, 2018
Land	$401	$401
Building and improvements	53,810	53,813
Machinery and equipment	12,358	12,229
Computer hardware and software	4,586	4,182
Furniture and fixtures	687	694
Construction in progress	33,911	30,949
	105,753	102,268
Less accumulated depreciation and amortization	(11,361)	(10,493)
Property, plant and equipment, net	$94,392	$91,775

The Company recorded depreciation expense of $0.9 million and $0.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively. During the three months ended March 31, 2019 and March 31, 2018, there was zero and $1.3 million of interest, respectively, capitalized as construction in progress. In addition, during the three months ended March 31, 2019 and March 31, 2018, there was $0.3 million and $0.4 million of payroll costs, respectively, capitalized as construction in progress.

 7.  Leases

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

The Company elected to adopt the package of practical expedients allowed under the new accounting guidance, which allows the Company to not reassess previous conclusions regarding 1) whether existing or expired leases are or contain leases 2) the lease classification of existing or expired leases and 3) initial direct costs for existing leases. In addition, the Company adopted the practical expedient to combine lease and non-lease components for all classes of underlying assets.

The Company reviewed its portfolio of lease agreements, and other service contracts to identify embedded leases, and reached conclusions on key accounting assessments related to the standard and finalized the related accounting policies. As a result of the implementation of the new standard, all leases with a term greater than 12 months previously classified as operating leases and only expensed through the Consolidated Statements of Operations are now recorded on the Consolidated Balance Sheets. Per the requirements of the standard the Company has recorded a ROU asset and a lease liability representing the present value of future lease payments to be paid in exchange of the use of an asset of $2.8 million and $3.0 million respectively as of January 1, 2019. However, there was no cumulative effect adjustment to the opening balance of retained earnings as the assets and the liabilities recorded upon adoption off-set each other.

We have operating and finance leases for our corporate, manufacturing and international facilities as well as certain equipment. Our leases have remaining terms of less than one year to up to 10 years, some of which include options to extend the leases for up to 5 years and one of which have an early termination option at any time. As the interest rates implicit in our leases are typically not readily determinable, the Company has elected to utilize an incremental borrowing rate as the discount rate, determined based on the expected term of the lease, the Company’s credit risk and existing borrowings. The discount rates utilized ranged from 4.86% to 8.60% and were utilized to determine the present value of the lease liabilities.

The components of lease expense were as follows:

March 31, 2019
Operating lease cost	$159
Finance lease cost:
Amortization of right-of-use assets	3
Interest on lease liabilities	2
Total finance lease cost	$5

Right-of-use assets obtained in exchange for new operating lease liabilities was $1.0 million as of March 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2019 was $0.1 million. Cash paid for amounts included in the measurement of finance lease liabilities during the three months ended March 31, 2019 was not material.

Supplemental balance sheet information related to leases were as follows:

March 31, 2019
Operating Leases
Other assets	$2,746
Other current liabilities	395
Other long-term liabilities	2,512
Total operating lease liabilities	2,907

Finance Leases
Property, plant, and equipment	81
Accumulated depreciation	(3)
Property, plant, and equipment, net	78

Other current liabilities	12
Other long-term liabilities	67
Total finance lease liabilities	$79

The weighted average remaining lease terms for operating and financing leases are 6.8 years and 5.4 years, respectively. The weighted average discount rates for operating and finance leases are 8.18% and 7.97%, respectively.

As of March 31, 2019 maturities of lease liabilities were as follows:

	Operating	Financing
Year Ending December 31,	Leases	Leases
2019 (excluding the three months ended March 31, 2019)	$458	$13
2020	631	18
2021	607	18
2022	548	18
2023	547	18
2024	235	12
Thereafter	839	—
Total lease payments	3,865	97
Less imputed interest	958	18
Total	$2,907	$79

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows:

Commitments
2019	$573
2020	611
2021	633
2022	610
2023	607
2024	200
$3,234

8.  Debt

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

In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, we allocated the principal amount of the 2023 Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the 2023 Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 2023 Notes over the carrying amount of the liability component was recorded as a debt discount of $19.0 million, and is being amortized to interest expense using the effective interest method through the maturity date. We allocated the total amount of transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the 2023 Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Notes, and are being amortized to interest expense using the effective interest method through the maturity date. Transaction costs attributable to the equity component were netted with the equity component of the 2023 Notes in additional paid-in capital. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs, is 11.90%.

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

In December 2018 the Company used $52.8 million of proceeds from the Senior Credit Facilities (see below) to repurchase the 2019 Notes as well as $0.3 million of proceeds to pay for transaction costs. The repurchase of the 2019 Notes is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $52.8 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $1.7 million extinguishment loss in the Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which is net of any unamortized debt issuance costs). In addition, the Company recorded a $2.9 million reduction of Additional Paid in Capital in connection with the extinguishment of the 2019 Notes.

In January and February of 2019, the Company used a total of $2.7 million of proceeds from the Senior Credit Facilities to repurchase a portion of the remaining 2019 Notes. The repurchase of the 2019 Notes is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition.  In accordance with the guidance above, the Company allocated a portion of the $2.7 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $0.2 million extinguishment loss in the Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which is already net of any unamortized debt issuance costs). In addition, the reduction of Additional Paid in Capital in connection with this extinguishment was immaterial.

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

The interest rate under the Revolver is calculated, at the option of the Company, at either the one, two, three or six-month London Inter-Bank Offered Rate (or LIBOR) plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loan is calculated, at the option of the Company, at either the one, two, three or six-month LIBOR plus 8.75% or the base rate plus 7.75%. Interest on the Senior Credit Facilities is payable in cash except that interest on the 2023 Term Loan is payable, at the option of the Company, in cash or in kind by being added to the principal balance thereof, until the earlier of December 13, 2020 and the date the Company has provided the lenders of the Senior Credit Facilities financial statements demonstrating that the Company has attained twelve months of revenue of at least $125.0 million. A commitment fee of 1.0% per annum is payable by the Company quarterly in arrears on the unused portion of the Delayed Draw Term Loans.

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

In connection with the Revolver the Company incurred a debt discount of $0.5 million and debt issuance issue costs of $0.3 million. The debt discount relates to annual fees and lender fees paid on the initial drawdown of $15.0 million. The debt issuance costs and debt discount are recorded as an asset on the Consolidated Balance Sheet and are amortized to interest expense using the straight-line method through the estimated Revolver maturity date. The annual fees related to the Revolver and the Initial Term Loan are amortized to interest expense using the straight-line method over the annual period they relate to. In connection with the Initial Term Loan and Delayed Draw Term Loan A, the Company incurred a debt discount of $1.8 million and debt issuance issue costs of $0.8 million. The debt discount is due to lender fees paid on the Initial Term Loan of $50.0 million and drawdown of Delayed Draw Term Loan A of $20.0 million. The debt issuance costs and debt discount costs are amortized to interest expense using the effective interest rate method through the estimated maturity date.  In addition, the Company incurred $0.5 million of debt issuance costs related to the commitment fees paid to the lenders for the undrawn amounts of the Delayed Draw Term Loans. These debt issuance costs are recorded as an asset on the balance sheet and amortized on a straight-line basis over the access period of the Delayed Draw Term Loans through June 30, 2019. As of December 31, 2018, the effective interest, inclusive of the debt discounts and issue costs, of the Revolver and Initial Term Loan and Delayed Draw Term Loan A is 9.3% and 12.4%, respectively.

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A. In addition, in January 2019, the Company drew $5.0 million from the remaining $10.0 million Revolver. As of March 31, 2019, the $10.0 million of the Delayed Draw Term Loan A, $15.0 million of the Delayed Draw Term Loan B and $5.0 million of the Revolver remain available to the Company. In April 2019, the Company drew down the remaining $5.0 million Revolver. The 2023 Term Loan and the 2023 Delayed Draw Term Loan bear interest at either the one, two, three or six-month at a rate of LIBOR plus 8.75% or base rate plus 7.75%, with a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing capability. As of March 31, 2019, the Company elected the paid-in-kind interest option and increased the principal balance of 2023 Term Loan by $2.0 million to $72.0 million.

The Ares Senior Credit Facilities require that the Company remains in compliance with certain financial performance covenants including a trailing-twelve-month minimum revenue through June 30, 2019, which then transitions to a trailing-twelve-month EBITDA from September 30, 2019 through September 30, 2020 which then finally transitions to a leverage ratio through expiration of the facility. Pursuant to the Ares Credit Agreement, in the event of a default related to the failure to meet certain covenants, the lender shall have the right, but not the obligation, to permanently reduce the commitment in whole or in part or to declare all or any portion of the outstanding balance to become due and payable. The Company will continuously monitor its compliance with the covenants contained in its Credit Agreement.

At March 31, 2019 and December 31, 2018, the net carrying value of the debt and the remaining unamortized debt discounts and debt issuance costs were as follows:

	March 31, 2019	December 31, 2018
Face amount of the 2019 Notes (due December 2019)	$13,022	$15,702
Less unamortized discounts and debt issuance costs	(808)	(1,291)
Total net carrying value	$12,214	$14,411

	March 31, 2019	December 31, 2018
Face amount of the 2023 Notes (due May 2023)	$75,090	$75,090
Face amount of the Revolver Credit Facility (due December 2022)	20,000	15,000
Face amount of the 2023 Loan (due February 2023)	72,020	70,000
Total carrying value, non-current	167,110	160,090
Less unamortized discounts and debt issuance costs	(19,621)	(20,519)
Total net carrying value, non-current	$147,489	$139,571

9. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill on a reporting unit basis on October 1 of each year, whenever events occur or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

There have been no events or changes in circumstances that would indicate the carrying value of goodwill may not be recoverable through March 31, 2019.

Changes in goodwill during the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows:

Goodwill
Goodwill balance at December 31, 2017	$471
Foreign currency translation	(1)
Goodwill balance at December 31, 2018	$470
Foreign currency translation	10
Goodwill balance at March 31, 2019	$480

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$39,607	$(8,904)	$30,703	11.5
Product acquisition costs	13,086	—	13,086	N/A- See description below
In process research and development ("IPR&D")	649	—	649	N/A- See description below
Customer relationships	3,610	(1,230)	2,380	6.6
Total	$56,952	$(10,134)	$46,818

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$40,169	$(8,239)	$31,930	11.8
Product acquisition costs	13,308	—	13,308	N/A- See description below
In-process research and development ("IPR&D")	719	—	719	N/A- See description below
Customer relationships	3,557	(1,139)	2,418	6.9
Total	$57,753	$(9,378)	$48,375

The useful lives of the Company’s intangibles are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks and Technology	15 years
Customer Relationships	10 years

IPR&D and Product Acquisition costs are assessed for impairment at least annually and will be amortized over their estimated useful lives once products are commercialized.

10. Stock-Based Compensation

Stock Options

The Company recognized $0.3 million and $0.6 million of compensation expense related to stock options during the three months ended March 31, 2019 and 2018, respectively.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). On May 21, 2018, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2016 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2016 Plan, as amended, provides for the issuance of awards of up to 4,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are canceled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016, up to 2,500,000 shares. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of March 31, 2019, there were 100,773 RSUs outstanding, 131,496 shares of common stock outstanding and options to purchase 3,164,345 shares of common stock outstanding under the 2016 Plan. As of December 31, 2018, there were 161,214 RSUs outstanding, 74,667 shares of common stock outstanding and options to purchase 1,394,285 shares of common stock outstanding under the 2016 Plan. As of March 31, 2019 and December 31, 2018, there were a total of 1,363,758 shares of common stock and 3,113,374 shares of common stock available under the 2016 Plan, respectively.

As of March 31, 2019 and December 31, 2018, there were options to purchase 6,105,619 and 4,352,391 shares of common stock outstanding, respectively, collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of March 31, 2019, and therefore no additional stock compensation expense was recognized related to the amendments.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

	Three Months Ended March 31,
Assumptions	2019	2018
Expected dividends	—	—
Risk-free rate	2.47%	2.32%
Expected volatility	57.8%-60.2%	60.5%-60.9%
Expected term (in years)	3.2-3.3 years	3.2 - 3.3 years

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

A summary of option activity under the 1999 Director Stock Option Plan, 2009 Equity Incentive Plan, and the 2016 Equity Incentive Plan as of March 31, 2019 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2019	4,352,391	$4.61
Issued	1,866,855	1.60
Exercised	—	—
Forfeited	(113,627)	4.84
Expired	—	—
Outstanding as of March 31, 2019	6,105,619	$3.68

Exercisable as of March 31, 2019	3,601,093	$4.65

The following tables summarize information regarding options outstanding and exercisable at March 31, 2019:

Outstanding:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.79 - $1.50	1,652,250	$1.08	3.47
$1.51 - $5.50	2,642,313	2.17	9.22
$5.51 - $10.67	1,811,056	8.25	6.73
Total	6,105,619	$3.68	6.93

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.79 - $1.50	1,510,000	$1.06
$1.51 - $5.50	452,961	3.17
$5.51 - $10.67	1,638,132	8.36
Total	3,601,093	$4.65

As of March 31, 2019, the intrinsic value of the options outstanding was $0.2 million and the intrinsic value of the options exercisable was $0.2 million. As of March 31, 2019, there was $2.1 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through March 2022.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $0.1 million and $0.2 million of compensation expense during the three months ended March 31, 2019 and 2018, respectively. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At March 31, 2019, the Company had approximately $0.4 million of total unrecognized compensation cost related to RSUs, all of which will be recognized through March 2022. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the three months ended March 31, 2019.

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2019	175,591	$4.78
Changes during the period:
Shares granted	—	—
Shares vested	(71,206)	5.20
Shares forfeited	(3,612)	3.53
Non-vested balance at March 31, 2019	100,773	$4.53

11. Income Taxes

The Company’s income tax expense (benefit) was $0.01 million and $0.02 million for the three months ended March 31, 2019 and 2018, respectively. For the same two periods, the effective tax rates were 0.09% and 0.5%, respectively.

The Company excludes from the calculation of the effective tax rate any entities that are projected to operate at a loss, have no tax benefit that can reasonably be expected, and those entities which operate in a zero tax rate jurisdiction. Due to continuing operating losses in the United States, the tax provision is based on minimum U.S. state income taxes and the operations of certain foreign affiliates that are subject to taxes in their respective countries.

Beginning in 2018, the Company’s net interest expense became subject to limitations imposed by the Tax Cuts and Jobs Act of 2017 (TCJA). Based on actual and projected operating results, the Company is subject to an interest expense limitation. The limitation serves to reduce the net operating loss and create an additional attribute for the disallowed net interest expense.  Therefore, there is no effect on earnings.

Also beginning in 2018, TCJA imposed a new tax on the current earnings of controlled foreign subsidiaries called Global Intangible Low-Taxed Income (“GILTI”). The Company continues to monitor the new GLITI tax provisions, associated regulations and rulings as they are issued with the application of ASC 740, Income Taxes. The Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on the Company's current structure and estimated future results of global operations, but also on its intent and ability to modify its structure. The Company is currently in the process of analyzing its structure. For 2018, the Company’s foreign entities as a whole generated an operating loss and that loss exceeds the projected foreign entities’ income for 2019. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether or not to record deferred taxes associated with GILTI.

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

At December 31, 2018, the Company’s U.S. federal net operating loss carryforwards totaled $45 million. The Company’s ability to use net operating loss carry forwards is subject to limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that net operating losses subsequent to the change date in 2010 (aggregating $26.5 million) are not subject to Section 382 limitations. The Company has estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. The Company’s net loss carryforwards may be further limited in the future if additional ownership changes occur.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (ASC 740) which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2014 to 2017. The Company has not recorded any liability for uncertain tax positions.

12. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

As of March 31, 2019 and December 31, 2018, the largest components of accrued expenses were:

	March 31, 2019	December 31, 2018
Professional fees	$2,523	$2,153
Interest expense	2,112	1,042
Payroll	1,392	1,908
Wholesaler fees	797	203
Medicaid and Medicare	440	383
Royalties	378	222
Rebates	363	714
Clinical studies	334	334
Inventory and Supplies	317	1,809
Capital expenditures	156	275
Income Tax	11	45
Other	480	754
	$9,303	$9,842

13. Legal and U.S. Regulatory Proceedings

To date, thirteen putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo New York Inc., regarding the pricing of generic econazole nitrate cream ("econazole"). The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased, paid and/or reimbursed patients for the purchase of generic econazole from July 1, 2014 until the time the defendants' allegedly unlawful conduct ceased or will cease. The class plaintiffs seek treble damages for alleged overcharges for econazole during the alleged period of conspiracy, and certain of the class plaintiffs also seek injunctive relief against the defendants. All actions have been consolidated by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter. On October 16, 2018 the court dismissed the class plaintiffs' claims against the Company with leave to replead. On December 21, 2018 the class plaintiffs filed amended complaints, which the Company moved to dismiss on February 21, 2019. This motion remains pending.

Three "opt-out" antitrust lawsuits have additionally been filed against the Company by Humana Inc.; The Kroger Co. et al.; and United HealthCare Services, Inc., and consolidated into the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter by the Judicial Panel on Multidistrict Litigation. Each of the opt-out complaints names between thirty-six and forty-three defendants (including the Company) and involves allegations regarding the pricing of econazole along with between twenty-four and twenty-nine other drug products that were not manufactured or sold by the Company during the period at issue. The opt-out plaintiffs seek treble damages for alleged overcharges for the drug products identified in the complaint during the alleged period of conspiracy, and two of the complaints also seek injunctive relief. A motion to dismiss the Humana Inc. and The Kroger Co., et al. opt-out complaints was filed on February 21, 2019. A motion to dismiss the United HealthCare Services, Inc. opt-out complaint has not yet been filed.

Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. ("Stayma") against the Company regarding the Company's development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. At this time, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes this case is without merit, and the Company intends to vigorously defend against these claims. The Company filed three counter-claims against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products and for breaching the confidentiality provisions and exclusivity provisions of the parties' agreements.

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

On April 15, 2019, Mo-Kan Iron Workers Pension Fund, on behalf of itself and all other persons or entities, except defendants, who purchased Teligent common stock between May 2, 2017 and November 7, 2017, commenced a putative class action against the Company and its CEO, Jason Grenfell-Gardner, alleging violations of the securities laws. The complaint alleges that the defendants made materially misleading statements regarding the Company’s business, operational and compliance policies. The plaintiff has agreed to adjourn the response date until after the completion of the lead plaintiff appointment process under the Private Securities Litigation Reform Act of 1995. Due to the early stage of the case, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe the claims are without merit, and we intend to vigorously defend against them.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The forward-looking statements set forth herein speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. The Company operates its business under one reportable segment.

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

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we currently market 34 generic topical pharmaceutical products and four branded injectable pharmaceutical products. We have received FDA approvals for 34 topical generic products from our internally developed pipeline and we have 19 Abbreviated New Drug Applications, ("ANDAs") submitted to the FDA that are awaiting approval.  In Canada, we sell over 27 generic and branded generic injectable products and medical devices. In addition, we have 45 product candidates at various stages of our development pipeline. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

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

For the three months ended March 31, 2019, we had sales to two customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 30% and 18%, respectively, and represented 48% of total revenues. Accounts receivable related to the Company’s major customers comprised 37% of all accounts receivable as of March 31, 2019. For the three months ended March 31, 2018, we had sales to three customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 38%, 11% and 10%, respectively, and represented 59% of total revenues. Accounts receivable related to the Company’s major customers comprised 52% of all accounts receivable as of March 31, 2018.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended March 31, 2019, approximately 73% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 84% of total contract manufacturing revenue for the three months ended March 31, 2018. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the three months ended March 31, 2019 and 2018.

Product and Pipeline Approvals

The following is a summary of significant approvals received during the three months ended March 31, 2019:

On January 2, 2019, we announced approval of an ANDA for Gentamicin Sulfate Ointment USP, 0.1%. This was our thirteenth approval for 2018, and our thirty-second approval from its internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in the first quarter of 2019.

On January 24, 2019, we announced approval of an ANDA for Clobetasol Propionate Ointment USP, 0.05%. This was our first approval for 2019, and our thirty-third approval from its internally-developed pipeline of topical generic pharmaceutical medicines. We launched this product in the first quarter of 2019.

On March 14, 2019, we announced approval of an ANDA for Desonide ointment, 0.05%. This was our second approval of 2019, and our thirty-fourth approval from its internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the second quarter of 2019.

On March 19, 2019, we announced approval of an ANDA for Fluocinonide Topical Solution USP, 0.05%. This was our third approval of 2019, and our thirty-fifth approval from its internally-developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the second quarter of 2019.

Results of Operations

Three months ended March 31, 2019 compared to March 31, 2018

We had a net loss of $8.7 million, or $0.16 per share, for the three months ended March 31, 2019 ("Current Period"), compared to a net loss of $4.8 million, or $0.09 per share, for the three months ended March 31, 2018 ("Prior Period").  Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues:

	Three Months Ended March 31,		Increase/(Decrease)
Components of Revenue:	2019	2018	$	%
Product sales, net	$13,037	$14,534	$(1,497)	(10)%
Research and development services and other income	85	11	74	673%
Total Revenues	$13,122	$14,545	$(1,423)	(10)%

Total revenues decreased by 10% to $13.1 million for the Current Period from $14.5 million from the Prior Period. The $1.4 million decrease primarily resulted from a decline in our contract manufacturing revenues of $0.7 million and a decline in our own generic pharmaceutical product sales of $0.7 million as we proactively discontinued unprofitable contracts in order to optimize the commercial viability of our in-line product portfolio in order to increase gross margin.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Three Months Ended March 31,		Increase/(Decrease)
	2019	2018	$	%
Cost of revenues	$7,360	$9,325	$(1,965)	(21)%
Selling, general and administrative expenses	5,513	5,360	153	3%
Product development and research expenses	2,989	3,391	(402)	(12)%
Totals costs and expenditures	$15,862	$18,076	$(2,214)	(12)%

Cost of revenues decreased by 21% to $7.4 million for the Current Period from $9.3 million from the Prior Period. Gross margin increased to 44% in the Current Period from 36% from the Prior Period which supports our effort to optimize our product portfolio and improve our product profitability from the second half of 2018. Cost of revenues decreased $2.0 million in Current Year mainly resulted from decrease in sales volume.

Selling, general and administrative expenses in the Current Period increased by $0.2 million as compared to the Prior Period. This change was due to an increase in professional fees of $0.8 million partially offset by a reduction in personnel costs of $0.4 million and a decline in bad debt expense of $0.2 million.

Product development and research expenses decreased by $0.4 million as compared to the Prior period. The decrease in product development and research expenses was primarily due to (i) $0.2 million decrease in GDUFA fees, (ii) $0.3 million decrease in personnel costs and partially offset by $0.2 million increase in clinical studies.

Other (Expense) Income, net:

	Three Months Ended March 31,		(Increase)/Decrease
	2019	2018	$	%
Interest and other expense, net	$(4,947)	$(2,572)	$(2,375)	(92)%
Foreign currency exchange (loss) / gain	(844)	1,325	(2,169)	(164)%
Debt partial extinguishment of 2019 Notes	(185)	—	(185)	—%

Interest and other expense, net increased in the Current Period primarily as a result of an increase in interest expense of $1.0 million related to the current debt structure and a decrease in capitalized interest of $1.3 million from Prior Period pertaining to the Buena facility.

Foreign exchange loss of $0.8 million in the Current Period was related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Three Months Ended March 31,		Increase/(Decrease)
	2019	2018	$	%
Net loss attributable to common stockholders	$(8,724)	$(4,802)	$3,922	82%
Basic and diluted loss per share	$(0.16)	$(0.09)	$0.07	78%

Net loss for the Current Period was $8.7 million as compared to net loss of $4.8 million for the Prior Period. The increase was primarily due to an increase in interest and other expenses of $2.4 million, foreign exchange loss of $2.2 million, debt extinguishment losses of $0.2 million, partially offset by a decline in costs and expenses of $2.2 million and a decline in revenues of $1.4 million in the Current Period as discussed above.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended March 31,
	2019	2018
Net cash provided by (used in)
Operating Activities	$(6,051)	$(9,549)
Investing Activities	$(2,129)	$(4,094)
Financing Activities	$2,202	$—

Operating Activities

Our operating activities used $6.1 million and $9.5 million of cash and cash equivalents in the three months ended March 31, 2019 and 2018, respectively, mainly to support our operational activities, which includes a $5.1 million build in inventory and normal timing differences in working capital balances.

Investing Activities

Our investing activities used $2.1 million of cash and equivalents during the three months ended March 31, 2019, compared to $4.1 million used during the same period last year, which was primarily related with our facility expansion project in Buena, NJ. We received certification of completion of our expanded facility in the fourth quarter of 2018 and continued to develop and file further regulatory submissions with the FDA in 2019.

Financing Activities

Our financing activities provided $2.2 million of cash and cash equivalents during the three months ended March 31, 2019. Our financing activities neither provided nor used cash during the three months ended March 31, 2018. The cash provided during the three months ended March 31, 2019 consisted of $5.0 million of proceeds from the Revolver offset by $2.7 million used to repurchase a portion of the remaining 2019 Notes.

Our capital resources were comprised of cash and cash equivalents of $6.4 million and $9.7 million as of March 31, 2019 and December 31, 2018 respectively.  We had working capital of $14.4 million at March 31, 2019 and $15.8 million at December 31, 2018 respectively.

In order to continue normal business operations and execution of the Company’s growth strategy, the Company may exercise its ability to significantly defer or reduce planned discretionary investments in research and development and capital projects or seek other financing alternatives. Other financing alternatives may include raising additional capital through the sale of its equity, a strategic alliance with a third party or securing debt. If additional acquisition and growth opportunities arise, external financing will be required.

On November 12, 2018, the Company secured a credit agreement for $120.0 million. The facility includes three tranches of funding, an asset based revolving credit facility of $25.0 million due November 2022 (“Revolver”), a term loan of $80.0 million due February 2023 (“2023 Term Loan”), and a delayed draw term loan of $15.0 million also due in February 2023 (“2023 Delayed Draw Term Loan”).

The interest rate under the Revolver is calculated, at the option of the Company, at either the one, two, three or six-month LIBOR plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loan and the 2023 Delayed Draw Term Loan bear interest, at the option of the Company, at either the one, two, three or six-month LIBOR plus 8.75% or the base rate plus 7.75%, with a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, build inventory, and prepare for the FDA prior approval inspection.  As of March 31, 2019, the Company elected the paid-in-kind interest option and increased the principal balance of 2023 Term Loan by $2.0 million to $72.0 million.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a complete list of all Critical Accounting Policies and Estimates. See also Item 1 for our Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, our principal debt obligation was related to our 2019 and 2023 Notes and New Senior Credit Facilities. Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the 2019 Notes and is paid semi-annually every June 15 and December 15 until the 2019 Notes mature on December 15, 2019.  Interest accrues at a fixed rate of 4.75% on the outstanding principal amount of the 2023 Notes and is paid semi-annually every May 1 and November 1 until the 2023 Notes mature on May 1, 2023.  Since the interest rate is fixed, we have no market risk related to the 2019 and 2023 Notes.

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

The New Senior Credit Facilities consist of an asset based revolving credit facility of $25.0 million due November 2022 ("Revolver"), a term loan of $80.0 million due February 2023 (“2023 Term Loan”), and a delayed draw term loan of $15.0 million also due in February 2023 (“2023 Delayed Draw Term Loan”). The interest rate under the Revolver is calculated, at the option of the Company, at either the one, two, three or six-month LIBOR plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loan and 2023 Delayed Draw Term Loan bear interest, at the option of the Company, at either the one, two, three or six-month LIBOR plus 8.75% or the base rate plus 7.75%, with a 24-month paid-in-kind interest option available to us should the Company choose to defer cash payments in order to maintain the liquidity needed to continue launching new products. All three tranches of funding are subject to market risk.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  As of March 31, 2019, based on level 2 inputs, the fair value of our Notes (2019 Notes and 2023 Notes) was approximately $64.3 million compared to their carrying value of $69.9 million.  For description of the fair value hierarchy and the Company's fair value methodologies, see Note 2 " Summary of Significant Accounting Policies". In addition, the value of our Senior Credit Facilities was stated at carrying value at March 31, 2019. The Company believes it could obtain borrowings at March 31, 2019 with comparable terms as the December 13, 2018 Senior Credit Facilities, therefore, the carrying value approximates fair value.

At March 31, 2019, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended March 31, 2019, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 were still present as of March 31, 2019 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2019 and beyond, as necessary. We will test the operating effectiveness of certain new and existing controls in connection with our annual evaluation of the effectiveness of internal control over financial reporting; however, the material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The planned remediation activities described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report on Form 10-Q.”

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

Information about the legal proceedings is included in Item 1, Notes to unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. Risk Factors

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. Except as set forth below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 have not materially changed.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: May 10, 2019	By:	/s/ Jason Grenfell-Gardner
Jason Grenfell-Gardner
President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Damian Finio
Damian Finio
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.