Form 10-Q
period 2019-06-30
Teligent, Inc.
filed 2019-08-07
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the issuer's common stock is 53,850,427 shares as of August 5, 2019.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,121	$9,705
Restricted cash	206	2,892
Accounts receivable, net of allowance for doubtful accounts of $2,689 and $2,636, as of June 30, 2019 and December 31, 2018, respectively	19,409	16,120
Inventories	22,238	16,296
Prepaid expenses and other receivables	2,183	3,373
Total current assets	48,157	48,386
Property, plant and equipment, net	95,753	91,775
Intangible assets, net	46,674	48,375
Goodwill	489	470
Other assets	4,019	1,886
Total assets	$195,092	$190,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,221	$5,933
Accrued expenses	7,534	9,842
Deferred income	1,317	2,426
Convertible 3.75% Senior Notes, net of debt discount and debt issuance costs (face of $13,022 and $15,702 as of June 30, 2019 and December 31, 2018, respectively)	12,491	14,411
Other current liabilities	421	—
Total current liabilities	29,984	32,612
Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $75,090 as of June 30, 2019 and December 31, 2018, respectively)	58,570	56,909
Revolver (face of $25,000 and $15,000 as of June 30, 2019 and December 31, 2018, respectively)	25,000	15,000
2023 Term Loans, net of debt issuance costs (face of $74,228 and $70,000 as of June 30, 2019 and December 31, 2018, respectively)	72,124	67,662
Deferred tax liability	226	215
Other long term liabilities	2,485	73
Total liabilities	188,389	172,471
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,850,427 and 53,774,221 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	558	557
Additional paid-in capital	117,563	116,864
Accumulated deficit	(109,063)	(96,350)
Accumulated other comprehensive loss	(2,355)	(2,650)
Total stockholders’ equity	6,703	18,421
Total liabilities and stockholders' equity	$195,092	$190,892
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue, net	$18,341	$16,249	$31,463	$30,794

Costs and expenses:
Cost of revenues	9,800	11,465	17,160	20,790
Selling, general and administrative expenses	5,187	5,727	10,700	11,087
Product development and research expenses	2,668	3,967	5,657	7,358
Total costs and expenses	17,655	21,159	33,517	39,235
Operating loss	686	(4,910)	(2,054)	(8,441)

Other (Expense) Income:
Foreign currency exchange gain/ (loss)	553	(3,220)	(291)	(1,895)
Debt partial extinguishment of 2019 Notes	—	(2,467)	(185)	(2,467)
Interest and other expense, net	(5,155)	(2,499)	(10,102)	(5,071)
Loss before income tax expense	(3,916)	(13,096)	(12,632)	(17,874)

Income tax expense	73	23	81	47

Net loss attributable to common shareholders	$(3,989)	$(13,119)	$(12,713)	$(17,921)

Basic and diluted loss per share	$(0.08)	$(0.25)	$(0.24)	$(0.34)

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,849,108	53,510,712	53,827,665	53,484,756

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(3,989)	$(13,119)	$(12,713)	$(17,921)

Other comprehensive income loss, net of tax:
Foreign currency translation adjustment	148	(28)	295	(332)
Other comprehensive income loss	148	(28)	295	(332)

Comprehensive loss	$(3,841)	$(13,147)	$(12,418)	$(18,253)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share information)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2018 (audited)	53,774,221	$557	$116,864	$(96,350)	$(2,650)	$18,421

Stock based compensation expense	—	—	700	—	—	700
Issuance of stock for vested restricted stock units	76,206	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	—	295	295
Net loss	—	—	—	(12,713)	—	(12,713)

Balance, June 30, 2019 (unaudited)	53,850,427	$558	$117,563	$(109,063)	$(2,355)	$6,703

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,713)	$(17,921)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets and leases	1,778	1,133
Provision for bad debt	51	811
Provision for write down of inventory	(270)	1,154
Stock based compensation	684	1,103
Amortization of debt costs and debt discount	3,082	4,927
Amortization of intangible assets	1,514	1,550
Non cash lease expense	199	—
Foreign currency exchange loss	291	1,895
Partial extinguishment of Convertible 3.75% Senior Notes	185	2,467
Loss on impairment of intangible assets	—	22
Non cash interest expense	4,228	—
Changes in operating assets and liabilities:
Accounts receivable	(3,170)	(4,227)
Inventories	(5,537)	(2,816)
Prepaid expenses, other current receivables and assets	1,183	1,478
Accounts payable and accrued expenses	(512)	(4,086)
Operating liabilities	(172)	—
Deferred income	(1,109)	—
Net cash used in operating activities	(10,288)	(12,510)
Cash flows from investing activities:
Capital expenditures	(5,101)	(12,523)
Net cash used in investing activities	(5,101)	(12,523)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	12
Proceeds from Revolver	10,000	—
Proceeds from 2021 Term Loan	—	15,000
Debt issuance costs	(109)	(2,457)
Repurchase of 3.75% senior notes	(2,686)	—
Principal paid on lease obligation	(6)	—
Net cash provided by financing activities	7,199	12,555
Effect of exchange rate on cash and cash equivalents	(80)	(540)
Net decrease in cash, cash equivalents and restricted cash	(8,190)	(12,478)
Cash, cash equivalents and restricted cash at beginning of period	13,069	27,165
Cash, cash equivalents and restricted cash at end of period	$4,799	$14,147
Supplemental Cash flow information:
Cash payments for interest	$2,689	$2,475
Cash payments for income taxes	53	48
Non-cash operating, investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	642	3,042
Capitalized interest in capital expenditures	—	477
Capitalized stock compensation in capital expenditures	16	63
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP . In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2018 has been derived from those audited consolidated financial statements. Operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

1. Nature of the Business and Liquidity

Nature of the Business

Teligent, Inc. and its subsidiaries (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market in alternate dosage forms. Under our own label, we currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we currently market 36 generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. In Canada, we sell 32 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over the counter ("OTC"), and cosmetic markets. We operate our business under one reportable segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

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

The Senior Credit Facilities consist of (i) a $25.0 million senior revolving credit facility governed by the Revolver Credit Agreement (the “Revolver”); (ii) a $50.0 million second lien initial term loan (the “Initial Term Loan”); (iii) a $30.0 million second lien delayed draw term loan A (the “Delayed Draw Term Loan A”) and (iv) a $15.0 million second lien delayed draw term loan B (the “Delayed Draw Term Loan B” and the “Delayed Draw Term Loan A”, are hereto referred to as the “Delayed Draw Term Loans” and the Delayed Draw Term Loans together with the Initial Term Loan, hereto referred to as the “2023 Term Loans”). The Term Loans are governed by the Second Lien Credit Agreement. The Company's ability to borrow under the Revolver is subject to a “borrowing base” to be determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. As of June 30, 2019, the Company has an additional $25.0 million available on its 2023 Term Loans, as part of the credit facilities executed with Ares Capital Management, of which $15.0 million relates to funding earmarked to further increase manufacturing capacity in the newly expanded Buena manufacturing facility. The Senior Credit Facilities contain financial covenants consisting of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio. The minimum adjusted EBITDA test increases each quarter for the next five consecutive quarters. A material change in the Company’s results from operations compared to forecasted results could impact its ability to meet the financial covenants within the next 12 month period.

The Company's capital resources were comprised of cash and cash equivalents of $4.1 million and $9.7 million as of June 30, 2019 and December 31, 2018, respectively. The reduction in cash and cash equivalents during the six months ended June 30, 2019 was largely due to the additional year-to-date investment of $5.1 million for the new manufacturing facility located in Buena, New Jersey and the hiring and training of employees needed for the anticipated FDA prior approval inspection later this year. The negative cash flows from operating activities were primarily driven by the timing of collections from lower than typical revenues realized in the first quarter of 2019. The Company had an accumulated deficit of $109.1 million as of June 30, 2019, incurred a $12.7 million net loss and used $10.3 million in net cash from operating activities during the six months ended June 30, 2019.

The Company has incurred losses and negative cash flows from operations in recent years. The Company's liquidity needs have typically arisen from the funding of our new manufacturing facility, product manufacturing costs, research and development programs and the launch of new products. In the past, we have met these cash requirements through cash inflows from operations, working capital management, and proceeds from borrowings such as our Convertible Senior Notes and credit facilities with Ares Capital Management discussed in Note 7. We expect to continue to incur significant expenditures for the development of new products in our pipeline, and the manufacturing and sales and marketing of our existing products. While we rely heavily on cash flows from operating activities and borrowings from outside sources to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or will be available to the Company to the extent required and on acceptable terms over the next 12 months.

In June 2019, the Company received a de-listing notice from the NASDAQ due to its share price being below $1 for 30 consecutive trading days. The Company believes that successful execution of its business plan will increase the share price above $1 for ten consecutive trading days, bringing the Company back into compliance with the NASDAQ share price requirements. If the share price does not increase for ten consecutive trading days within the 180 day period or until December 2, 2019, the Company can request an additional 180 day extension to achieve compliance with the share price requirement. If the share price still has not increased above $1 for ten consecutive trading days within that extended time period or if the extension request is denied, the Company has additional potential remedies.

Notwithstanding these matters, the Company continues to evaluate various actions, including the following:

•The Company is closely managing its recurring operating expenses and limiting its non-recurring operating expenses over the next twelve-month period.

•The Company has the ability to delay capital projects until such time that its liquidity improves, or it receives funding from its outside sources.

•The Company is nearing the end of its preparation for the FDA’s prior approval inspection of its injectable facility. Depending on the timing of the inspection and obtaining the FDA's approval, the Company intends to launch its first US manufactured injectable product before year end.

•The Company's second-lien credit facility with Ares Capital Management provides the option to defer interest payments until December 13, 2020.

•The Company continually receives and is willing to entertain unsolicited inbound interest to convert its tangible and intangible assets into cash via contract manufacturing, private label, outright sales and licensing agreements.

•The Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018  with the SEC by the required filing date. The delayed filing suspended the Company's ability to offer up to $50.0  million in debt or equity securities through its existing shelf registration statement on file with the SEC for a  period of twelve months. This period ends in December 2019, at which time the Company will again have the  ability to utilize its shelf registration and to raise cash in the equity markets, if necessary.

•The Company has a variety of options available for it to collaborate with unsecured bondholders interested in assisting the Company in maintaining the short-term liquidity needed to maintain ongoing operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending December 31, 2019 and 2018. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 1, 2019. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company's financial condition, results of operations, or cash flows as previously reported.

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

The Company has restricted cash, consisting of escrow accounts and letter of credits, which is included within other assets, non-current on the Company's Condensed Consolidated Balance Sheet. In addition, pursuant to the Credit Facilities agreement, proceeds from the 2023 Term Loans are deposited in a blocked bank account and restricted for use with the exception of repurchasing remaining 2019 Notes. During the first quarter of 2019, the Company used a total of $2.7 million of restricted cash to repurchase a portion of the remaining 2019 Notes (Note 7).

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total amounts in the Condensed Consolidated Statement of Cash Flows as follows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$4,121	$13,675
Restricted cash	206	—
Restricted cash in other assets	472	472
Cash, cash equivalents and restricted cash in the statement of cash flows	$4,799	$14,147

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at June 30, 2019 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of June 30, 2019, based on level 2 inputs, the fair value of our Notes (2019 Notes and 2023 Notes) was approximately $52.0 million compared to their carrying value of $71.1 million. In addition, the value of our Senior Credit Facilities was stated at carrying value at June 30, 2019. The Company believes it could obtain borrowings at June 30, 2019 with comparable terms as the December 31, 2018 Senior Credit Facilities, therefore, the carrying value approximates fair value.

Loss Per Common Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. For the three and six months ended June 30, 2019, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic loss per share computation:
Net loss - basic and diluted	$(3,989)	$(13,119)	$(12,713)	$(17,921)
Weighted average common shares - basic and diluted	53,849,108	53,510,712	53,827,665	53,484,756
Basic and diluted loss per share	$(0.08)	$(0.25)	$(0.24)	$(0.34)

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of the Company's total revenue. For the three months ended June 30, 2019, two of the Company’s customers accounted for 53% of the Company’s revenue, consisting of 22% and 31%, respectively. For the three months ended June 30, 2018, two of the Company’s customers accounted for 49% of the Company’s revenue, consisting of 35% and 14%, respectively. For the six months ended June 30, 2019, two of the Company’s customers accounted for 50% of the Company’s revenue, consisting of 25% each respectively. For the six months ended June 30, 2018, two of the Company’s customers accounted for 48% of the Company’s revenue, consisting of 35% and 13%, respectively. Accounts receivable related to the Company’s major customers comprised 64% of all accounts receivable as of June 30, 2019, and 49% of all accounts receivable as of June 30, 2018. The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

For the three months ended June 30, 2019, domestic net revenues were $13.4 million and foreign net revenues were $4.9 million. For the six months ended June 30, 2019, domestic net revenues were $23.1 million and foreign net revenues were $8.4 million. As of June 30, 2019, domestic assets were $138.4 million and foreign assets were $56.7 million. For the three months ended June 30, 2018, domestic net revenues were $11.4 million and foreign net revenues were $4.9 million. For the six months ended June 30, 2018, domestic net revenues were $21.6 million and foreign net revenues were $9.2 million. As of June 30, 2018, domestic assets were $125.9 million and foreign assets were $60.9 million.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing lease guidance under Topic 840. The new standard requires lessees to recognize Right-of-Use ("ROU") assets and lease liabilities for all leases with terms greater than 12 months, including those leases that were previously classified as operating leases. Topic 842 retains a distinction between finance leases and operating leases, with measurement and presentation of expenses and cash flows being dependent upon the classification. The Company adopted the new standard effective January 1, 2019 utilizing the optional transition method allowed under ASU 2018-11, Leases (Topic 842): Targeted Improvements. See Note 6 for the Company's additional required disclosures under Topic 842.

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

3. Revenues, Recognition and Allowances

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

Net revenues for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Company product sales	$17,868	$14,677	$30,363	$27,913
Contract manufacturing sales	388	1,450	930	2,748
Research and development services and other income	85	122	$170	$133
Revenue, net	$18,341	$16,249	$31,463	$30,794

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations, and is presented below according to contract type:

	Three months ended June 30,		Six months ended June 30,
Company Product Sales	2019	2018	2019	2018
Topical	$12,937	$7,888	$21,969	$15,795
Injectables	4,931	6,789	8,394	12,118
Total	$17,868	$14,677	$30,363	$27,913

In the six months ended June 30, 2019, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

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

The sales returns and allowances were $15.5 million and $18.1 million at June 30, 2019 and December 31, 2018 respectively. In addition, the allowance for doubtful accounts was $2.7 million and $2.6 million at June 30, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts was primarily related to one specific customer in the amount of $1.7 million.

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

Rebates are used for various discounts which can be programs or one-time events. The Company reviews the percentage of products sold through these programs by reviewing chargeback data and uses the appropriate percentages to calculate the rebate accrual. Rebates are invoiced monthly, quarterly or annually and reviewed against the accruals. Other items that could be included in accrued rebates would be price protection fees, shelf stock adjustments (SSAs), or other various amounts that would serve as one-time discounts on specific products.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross product sales	$39,322	$48,142	$66,736	$84,690

Deduction to gross product sales:
Chargebacks and billbacks	11,826	21,449	22,712	38,364
Wholesaler fees for service	2,182	477	3,948	1,112
Sales discounts and other allowances	7,446	11,539	9,713	17,301
Total reduction to gross product sales	$21,454	$33,465	$36,373	$56,777

Company product sales, net	$17,868	$14,677	$30,363	$27,913

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

The Company is required to pay a 40% royalty on certain product net sales to a pharmaceutical partner. There are currently 4 products manufactured and distributed under the Company’s label in the U.S. which are subject to this agreement. Payments are made quarterly. Royalty expense of $0.3 million and $0.7 million was included in cost of sales in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018, respectively. Royalty expense of $0.6 million and $1.5 million was included in cost of sales in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2019 and 2018, respectively.

4. Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in-first-out method and consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$12,961	$10,456
Work in progress	203	116
Finished goods	11,472	8,391
Inventories reserve	(2,398)	(2,667)
Inventories, net	$22,238	$16,296

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2019	December 31, 2018
Land	$401	$401
Building and improvements	53,816	53,813
Machinery and equipment	12,566	12,229
Computer hardware and software	4,702	4,182
Furniture and fixtures	698	694
Construction in progress	35,839	30,949
	108,022	102,268
Less accumulated depreciation and amortization	(12,269)	(10,493)
Property, plant and equipment, net	$95,753	$91,775

The Company recorded depreciation expense of $0.9 million and $0.5 million for the three months ended June 30, 2019 and June 30, 2018, respectively. The Company recorded depreciation expense of $1.8 million and $1.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

There was no interest expense capitalized as construction in progress during the three and six months ended June 30, 2019. Interest expense of $1.5 million and $2.8 million during the three and six months ended June 30, 2018 respectively was capitalized as construction in progress. In addition, during the three months ended June 30, 2019 and June 30, 2018, there was $0.3 million and $0.7 million of payroll costs, respectively, capitalized as construction in progress. For the six months ended June 30, 2019 and June 30, 2018, there was $0.6 million and $1.1 million of payroll costs, respectively, capitalized as construction in progress.

6. Leases

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

The Company reviewed its portfolio of lease agreements, and other service contracts to identify embedded leases, and reached conclusions on key accounting assessments related to the standard and finalized the related accounting policies. As a result of the implementation of the new standard, all leases with a term greater than 12 months previously classified as operating leases and only expensed through the Consolidated Statements of Operations are now recorded on the Consolidated Balance Sheets. Per the requirements of the standard, the Company has recorded a ROU asset and a lease liability representing the present value of future lease payments to be paid in exchange of the use of an asset of $1.9 million and $2.0 million respectively as of January 1, 2019. However, there was no cumulative effect adjustment to the opening balance of retained earnings as the assets and the liabilities recorded upon adoption off-set each other.

We have operating and finance leases for our corporate, manufacturing and international facilities as well as certain equipment. Our leases have remaining terms of less than one year to up to 10 years, including available options to extend some of our lease terms for up to 5 years. One of our lease agreements has an early termination option within one year. As the interest rates implicit in our leases are typically not readily determinable, the Company has elected to utilize an incremental borrowing rate as the discount rate, determined based on the expected term of the lease, the Company’s credit risk and existing borrowings. The discount rates utilized ranged from 4.86% to 8.60% and were utilized to determine the present value of the lease liabilities.

The components of lease expense were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$158	$317
Finance lease cost:
Amortization of right-of-use assets	$3	$6
Interest on lease liabilities	$2	$4
Total finance lease cost	$5	$10

Right-of-use assets obtained in exchange for new operating lease liabilities were $1.0 million as of June 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities during the three and six months ended June 30, 2019 was $0.2 million and $0.3 million respectively. Cash paid for amounts included in the measurement of finance lease liabilities during the three and six months ended June 30, 2019 was not material.

Supplemental balance sheet information related to leases were as follows:

June 30, 2019
Operating Leases
Other assets	$2,656
Other current liabilities	409
Other long-term liabilities	2,421
Total operating lease liabilities	2,830

Finance Leases
Property, plant, and equipment	81
Accumulated depreciation	(6)
Property, plant, and equipment, net	75

Other current liabilities	12
Other long-term liabilities	64
Total finance lease liabilities	$76

The weighted average remaining lease terms for operating and financing leases are 6.6 years and 5.2 years, respectively. The weighted average discount rates for operating and finance leases are 8.2% and 8.0%, respectively.

As of June 30, 2019 maturities of lease liabilities were as follows:

	Operating	Financing
Year Ending December 31,	Leases	Leases
2019 (excluding the six months ended June 30, 2019)	$313	$9
2020	634	18
2021	608	18
2022	549	18
2023	549	18
2024	236	12
Thereafter	843	—
Total lease payments	3,732	93
Less imputed interest	902	17
Total	$2,830	$76

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

In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, we allocated the principal amount of the 2023 Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the 2023 Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 2023 Notes over the carrying amount of the liability component was recorded as a debt discount of $19.0 million and is being amortized to interest expense using the effective interest method through the maturity date. We allocated the total amount of transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the 2023 Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Notes and are being amortized to interest expense using the effective interest method through the maturity date. Transaction costs attributable to the equity component were netted with the equity component of the 2023 Notes in additional paid-in capital. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs, is 11.90%.

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

During the quarter ended March 31, 2019, the Company used a total of $2.7 million of proceeds from the Senior Credit Facilities to repurchase a portion of the remaining 2019 Notes. The repurchase of the 2019 Notes is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $2.7 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $0.2 million extinguishment loss in the Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which is already net of any unamortized debt issuance costs). In addition, the reduction of Additional Paid in Capital in connection with this extinguishment was immaterial.

Senior Credit Facilities

The Company’s Senior Credit Facilities consist of a $25.0 million revolver (the "Revolver") and three term loans totaling $95.0 million (collectively the "2023 Term Loans") that it entered via an agreement with Ares Management LLC on December 13, 2018. The 2023 Term Loans consist of (i) a $50.0 million Initial Term Loan; (ii) a $30.0 million Delayed Draw Term Loan A; and (iii) a $15.0 million Delayed Draw Term Loan B. The Initial Term Loan matures on the earlier to occur of (a) three months prior to maturity of the 2023 Notes or (b) June 13, 2024. The Company extended commitments related to undrawn amounts of the Delayed Draw Term Loan A from June 30, 2019 to December 13, 2019, pursuant to an amendment the Company entered with Ares Management LLC on July 18, 2019. Drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Revolver matures on the earlier to occur of (a) six months prior to the maturity of the 2023 Notes or (b) December 13, 2023. The Company’s ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of the Company’s assets. All of the Company’s debt is subordinated to the Senior Credit Facilities. The 2023 Term Loans are subordinate to the Revolver. The Senior Credit Facilities have customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA. The financial covenants consist of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

The interest rate under the Revolver is calculated, at the option of the Company, at either the one, two, three or six-month London Inter-Bank Offered Rate (or LIBOR) plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loans is calculated, at the option of the Company, at either the one, two, three or six-month LIBOR plus 8.75% or the base rate plus 7.75%. Interest on the Senior Credit Facilities is payable in cash except that interest on the 2023 Term Loans is payable, at the option of the Company, in cash or in kind by being added to the principal balance thereof, until the earlier of December 13, 2020 and the date the Company has provided the lenders of the Senior Credit Facilities financial statements demonstrating that the Company has attained twelve months of revenue of at least $125.0 million. A commitment fee of 1.0% per annum is payable by the Company quarterly in arrears on the unused portion of the Delayed Draw Term Loans.

Amounts drawn under the Revolver may be prepaid at the option of the Company without premium or penalty, subject, in the case of acceleration of the Revolver or termination of the revolving credit commitments thereunder, to certain call protections which vary depending on the time at which such prepayments are made. Amounts drawn under the Revolver are subject to mandatory prepayment to the extent that aggregate extensions under the Revolver exceed the lesser of the revolving credit commitment then in effect and the borrowing base then in effect, and upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain insurance proceeds and condemnation awards and issuances of certain debt obligations. Amounts outstanding under the 2023 Term Loans may be prepaid at the option of the Company subject to applicable premiums, including a make-whole premium, and certain call protections which vary depending on the time at which such prepayments are made. Subject to payment of outstanding obligations under the Revolver as a result of any corresponding mandatory prepayment requirements thereunder, amounts outstanding under the 2023 Term Loans are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain insurance proceeds and condemnation awards, issuances of certain debt obligations and a change of control transaction.

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

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A. In January 2019, the Company drew $5.0 million and subsequently the remaining $5.0 million under the Revolver were drawn down by the Company in April 2019. As of June 30, 2019, the $10.0 million of the Delayed Draw Term Loan A, $15.0 million of the Delayed Draw Term Loan B remain available to the Company. The 2023 Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of 2023 Term Loans by $2.2 million and $4.2 million for the three and six months periods ended June 30, 2019 respectively.

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

At June 30, 2019 and December 31, 2018, the net carrying value of the debt and the remaining unamortized debt discounts and debt issuance costs were as follows:

	June 30, 2019	December 31, 2018
Face amount of the 2019 Notes (due December 2019)	$13,022	$15,702
Less unamortized discounts and debt issuance costs	(531)	(1,291)
Total net carrying value	$12,491	$14,411

	June 30, 2019	December 31, 2018
Face amount of the 2023 Notes (due May 2023)	$75,090	$75,090
Face amount of the Revolver Credit Facility (due December 2022)	25,000	15,000
Face amount of the 2023 Loan (due February 2023)	74,228	70,000
Total carrying value, non-current	174,318	160,090
Less unamortized discounts and debt issuance costs	(18,624)	(20,519)
Total net carrying value, non-current	$155,694	$139,571

8. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill on a reporting unit basis on October 1 of each year, whenever events occur or changes in circumstances indicate the carrying value of goodwill may not be recoverable. There have been no events or changes in circumstances that would indicate the carrying value of goodwill may not be recoverable through June 30, 2019.

Changes in goodwill during the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows:

Goodwill
Goodwill balance at December 31, 2017	$471
Foreign currency translation	(1)
Goodwill balance at December 31, 2018	$470
Foreign currency translation	19
Goodwill balance at June 30, 2019	$489

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$40,279	$(9,572)	$30,707	11.3
Product acquisition costs	13,232	—	13,232	N/A- See description below
In process research and development ("IPR&D")	400	—	400	N/A- See description below
Customer relationships	3,655	(1,320)	2,335	6.4
Total	$57,566	$(10,892)	$46,674

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$40,169	$(8,239)	$31,930	11.8
Product acquisition costs	13,308	—	13,308	N/A- See description below
In-process research and development ("IPR&D")	719	—	719	N/A- See description below
Customer relationships	3,557	(1,139)	2,418	6.9
Total	$57,753	$(9,378)	$48,375

The useful lives of the Company’s intangibles are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks and Technology	15 years
Customer Relationships	10 years

IPR&D and Product Acquisition costs will be amortized over their estimated useful lives once products are commercialized.

9. Stock-Based Compensation

Stock Options

The Company recognized $0.2 million and $0.3 million of compensation expense related to stock options during the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.8 million during the six months ended June 30, 2019 and 2018, respectively.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). On May 21, 2018, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2016 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2016 Plan, as amended, provides for the issuance of awards of up to 4,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are canceled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016, up to 2,500,000 shares. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of June 30, 2019, there were 90,672 RSUs outstanding, 136,496 shares of common stock outstanding and options to purchase 3,363,329 shares of common stock outstanding under the 2016 Plan. As of December 31, 2018, there were 161,214 RSUs outstanding, 74,667 shares of common stock outstanding and options to purchase 1,394,285 shares of common stock outstanding under the 2016 Plan. As of June 30, 2019 and December 31, 2018, there were a total of 1,221,041 shares of common stock and 3,113,374 shares of common stock available under the 2016 Plan, respectively.

As of June 30, 2019 and December 31, 2018, there were options to purchase 6,253,437 and 4,352,391 shares of common stock outstanding, respectively, collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of June 30, 2019, and therefore no additional stock compensation expense was recognized related to the amendments.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

	Six Months Ended June 30,
Assumptions	2019	2018
Expected dividends	—	—
Risk-free rate	1.68% - 2.47%	2.36%
Expected volatility	64.3% - 74.5%	60.5% - 62.3%
Expected term (in years)	3.2 - 3.3 years	3.2 - 3.3 years

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

A summary of option activity under the 1999 Director Stock Option Plan, 2009 Equity Incentive Plan, and the 2016 Equity Incentive Plan as of June 30, 2019 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2019	4,352,391	$4.61
Issued	2,158,202	1.50
Exercised	—	—
Forfeited	(144,510)	3.80
Expired	(112,646)	5.84
Outstanding as of June 30, 2019	6,253,437	$3.53

Exercisable as of June 30, 2019	3,583,374	$4.65

The following tables summarize information regarding options outstanding and exercisable at June 30, 2019:

Outstanding:

	Stock Options	Weighted Average	Weighted Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.00 - $0.78	18,750	$0.62	9.95
$0.79 - $1.50	1,875,847	1.06	4.14
$1.51 - $5.50	2,611,655	2.16	8.97
$5.51 - $10.67	1,747,185	8.26	6.86
Total	6,253,437	$3.53	6.94

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.79 - $1.50	1,482,500	$1.06
$1.51 - $5.50	467,901	3.16
$5.51 - $10.67	1,632,973	8.33
Total	3,583,374	$4.65

As of June 30, 2019, the intrinsic value of the options outstanding was $1.1 million and none of the options was exercisable. As of June 30, 2019, there was $1.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through June 2022.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $0.1 million of compensation expense each during the three months ended June 30, 2019 and 2018, respectively and $0.2 million and $0.3 million of compensation expense during the six months ended June 30, 2019 and 2018, respectively related to restricted stock and RSU awards. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At June 30, 2019, the Company had approximately $0.3 million of total unrecognized compensation cost related to RSUs, all of which will be recognized through June 2022. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the six months ended June 30, 2019.

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2019	175,591	$4.78
Changes during the period:
Shares granted	—	—
Shares vested	(76,206)	5.39
Shares forfeited	(8,713)	4.14
Non-vested balance at June 30, 2019	90,672	$4.33

10. Income Taxes

The Company’s income tax expense was $0.07 million and $0.02 million for the three months ended June 30, 2019 and 2018, with effective tax rates of 1.86% and 0.18%, respectively. The Company's income tax expense for the six months ended June 30, 2019 and 2018 was $0.08 million and $0.05 million,with effective tax rates of 0.64% and 0.26%, respectively.

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

The Company evaluates the recoverability of its net deferred tax assets based on its history of operating results, its expectations for the future and expiration dates of its attributes including operating losses. The Company has concluded that it is more likely than not it will be unable to realize the net deferred tax assets in the immediate future and has established a valuation allowance for all U.S. and foreign net deferred tax assets.

At December 31, 2018, the Company’s U.S. federal net operating loss carryforwards totaled $45.1 million. The Company’s ability to use net operating loss carry forwards is subject to limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that net operating losses subsequent to the change date in 2010 (aggregating $26.5 million) are not subject to Section 382 limitations. The Company has estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains. The Company’s net loss carryforwards may be further limited in the future if additional ownership changes occur.

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

11. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

As of June 30, 2019 and December 31, 2018, the largest components of accrued expenses were:

	June 30, 2019	December 31, 2018
Professional fees	$1,661	$2,153
Payroll	1,353	1,908
Interest expense	1,097	1,042
Medicaid and Medicare rebates	827	383
Wholesaler fees	794	203
Royalties	418	222
Clinical studies	334	334
Rebates	187	714
Inventory and Supplies	129	1,809
Capital expenditures	30	275
Income Tax	49	45
Other	655	754
	$7,534	$9,842

12. Legal and U.S. Regulatory Proceedings

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

Three "opt-out" antitrust lawsuits have been filed against the Company by Humana Inc.; The Kroger Co. et al.; and United HealthCare Services, Inc., and consolidated into the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter by the Judicial Panel on Multidistrict Litigation. Each of the opt-out complaints names between thirty-six and forty-three defendants (including the Company) and involves allegations regarding the pricing of econazole along with between twenty-four and twenty-nine other drug products that were not manufactured or sold by the Company during the period at issue. The opt-out plaintiffs seek treble damages for alleged overcharges for the drug products identified in the complaint during the alleged period of conspiracy, and two of the complaints also seek injunctive relief. A motion to dismiss the Humana Inc. and The Kroger Co., et al. opt-out complaints was filed on February 21, 2019. A motion to dismiss the United HealthCare Services, Inc. opt-out complaint has not yet been filed.

Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. ("Stayma") against the Company regarding the Company's development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. At this time, the Company is unable to form a judgment as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes this case is without merit, and the Company intends to vigorously defend against these claims. The Company filed three counter-claims against Stayma for its failure to pay several past due invoices of approximately $1.7 million relating to the development and commercial supply of the two subject products and for breaching the confidentiality provisions and exclusivity provisions of the parties' agreements.

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

On April 15, 2019, Mo-Kan Iron Workers Pension Fund, on behalf of itself and all other persons or entities, except defendants, who purchased Teligent common stock between May 2, 2017 and November 7, 2017, commenced a putative class action against the Company and its CEO, Jason Grenfell-Gardner, alleging violations of the securities laws. The complaint alleges that the defendants made materially misleading statements regarding the Company's business, operational and compliance policies. On July 1, 2019, the Oklahoma Police Pension Fund and Retirement System was appointed as lead plaintiff in the case ("Lead Plaintiff"). Lead Plaintiff will file a consolidated amended complaint on or before September 13, 2019, and the defendants will have until November 13, 2019 to answer or move with respect to the consolidated amended complaint. Due to the early stage of the case, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe the claims are without merit, and we intend to vigorously defend against them.

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

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we currently market 36 generic topical pharmaceutical products and four branded injectable pharmaceutical products. We have received FDA approvals for 36 topical generic products from our internally developed pipeline and we have 17 Abbreviated New Drug Applications, ("ANDAs") submitted to the FDA that are awaiting approval. In Canada, we sell 32 generic and branded generic injectable products and medical devices. In addition, we have 44 product candidates at various stages of our development pipeline. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

The manufacturing and commercialization of generic specialty pharmaceutical markets is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently manufacture and sell topical generic pharmaceutical products under our own label.

The three large wholesale drug distributors are AmerisourceBergen Corporation ("ABC"); Cardinal Health, Inc. ("Cardinal"); and McKesson Drug Company, ("McKesson"). ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. There are generally three major negotiating entities in the US market. Walgreens Boot Alliance, Inc. consists of Walgreens, Amerisource

Bergen's PRxO Generics program, and Econdisc members. Red Oak Sourcing consists of CVS and Cardinal’s source program. Finally, ClarusOne consists of Walmart, RiteAid and McKesson’s OneStop program. A loss of any of these major entities could result in a significant reduction in revenue.

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

For the three months ended June 30, 2019, we had sales to two customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 22% and 31%, respectively, and represented 53% of total revenues. Accounts receivable related to the Company’s major customers comprised 64% of all accounts receivable as of June 30, 2019. For the three months ended June 30, 2018, we had sales to two customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 35% and 14%, respectively, and represented 49% of total revenues. Accounts receivable related to the Company’s major customers comprised 49% of all accounts receivable as of June 30, 2018. For the six months ended June 30, 2019, we had sales to two customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 25% each, respectively, and represented 50% of total revenues. For the six months ended June 30, 2018, we had sales to two customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 35% and 13%, respectively, and represented 48% of total revenues.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended June 30, 2019, approximately 47% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 69% of total contract manufacturing revenue for the three months ended June 30, 2018. For the six months ended June 30, 2019, approximately 62% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 76% of total contract manufacturing revenue for the six months ended June 30, 2018. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the three months ended June 30, 2019 and 2018. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the six months ended June 30, 2019 and 2018.

Product and Pipeline Approvals

The following is a summary of significant approvals announced in 2019:

On January 2, 2019, we announced approval of an ANDA for Gentamicin Sulfate Ointment USP, 0.1%. This was our thirteenth approval for 2018, and our thirty-second approval from its internally developed pipeline of topical generic pharmaceutical medicines. We launched this product in the first quarter of 2019.

On January 24, 2019, we announced approval of an ANDA for Clobetasol Propionate Ointment USP, 0.05%. This was our first approval for 2019, and our thirty-third approval from its internally developed pipeline of topical generic pharmaceutical medicines. We launched this product in the first quarter of 2019.

On March 14, 2019, we announced approval of an ANDA for Desonide ointment, 0.05%. This was our second approval of 2019, and our thirty-fourth approval from its internally developed pipeline of topical generic pharmaceutical medicines. We launched this product in the second quarter of 2019.

On March 19, 2019, we announced approval of an ANDA for Fluocinonide Topical Solution USP, 0.05%. This was our third approval of 2019, and our thirty-fifth approval from its internally developed pipeline of topical generic pharmaceutical medicines. We launched this product in the early third quarter of 2019.

On April 4, 2019, we announced approval of an ANDA for Fluocinonide Cream USP, 0.1%. This was our fourth approval of 2019, and our thirty-sixth approval from its internally developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the third quarter of 2019.

Results of Operations

Three months ended June 30, 2019 compared to June 30, 2018

We had a net loss of $4.0 million, or $0.08 per share, for the three months ended June 30, 2019 ("Current Period"), compared to a net loss of $13.1 million, or $0.25 per share, for the three months ended June 30, 2018 ("Prior Period"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues:

	Three months ended June 30,		Increase/(Decrease)
Components of Revenue:	2019	2018	$	%
Product sales, net	$18,256	$16,127	$2,129	13%
Research and development services and other income	85	122	(37)	(30)%
Total Revenues	$18,341	$16,249	$2,092	13%

Total revenues increased by 13% to $18.3 million for the Current Period from $16.2 million from the Prior Period. The $2.1 million increase primarily resulted from our efforts to broaden and diversify our customer base. As a result we have been able to increase demand for our in-line generic topical portfolio as well as enter into increasingly favorable contracts which have allowed us to increase our gross margin.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Three months ended June 30,		Increase/(Decrease)
	2019	2018	$	%
Cost of revenues	$9,800	$11,465	$(1,665)	(15)%
Selling, general and administrative expenses	5,187	5,727	(540)	(9)%
Product development and research expenses	2,668	3,967	(1,299)	(33)%
Totals costs and expenditures	$17,655	$21,159	$(3,504)	(17)%

Cost of revenues decreased by 15% to $9.8 million for the Current Period from $11.5 million from the Prior Period. Gross margin increased to 47% in the Current Period from 29% from the Prior Period which reflects our efforts to optimize our product portfolio and improve our product profitability from the second half of 2018.

Selling, general and administrative expenses in the Current Period decreased by $0.5 million as compared to the Prior Period. This change was due to a decline in bad debt expense of $0.4 million, personnel costs of $0.3 million and other costs of $0.1 million, partially offset by an increase in professional fees of $0.3 million.

Product development and research expenses decreased by $1.3 million as compared to the Prior period. The decrease in product development and research expenses was primarily due to (i) $0.4 million decrease in GDUFA fee (the “Generic Drug User Fee Amendments”), (ii) $0.4 million decrease in exhibit and pilot batch costs, (iii) $0.3 million decrease in clinical studies, (iv) $0.1 million decrease in personnel costs and a $0.1 million decrease in other costs.

Other (Expense) Income, net:

	Three months ended June 30,		(Increase)/Decrease
	2019	2018	$	%
Interest and other expense, net	$(5,155)	$(2,499)	$(2,656)	(106)%
Foreign currency exchange gain / (loss)	553	(3,220)	3,773	(117)%
Debt partial extinguishment of 2019 Notes	—	(2,467)	2,467	—%
	$(4,602)	$(8,186)	$3,584	(44)%

Interest and other expense, net increased in the Current Period primarily as a result of an increase in interest expense of $1.2 million related to the current debt structure and a decrease in capitalized interest of $1.5 million from Prior Period pertaining to the Buena facility.

Foreign exchange gain of $0.6 million in the Current Period was related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The change in the debt partial extinguishment of 2019 Notes of $2.5 million was due to the partial debt extinguishment loss in connection with the exchange of the 2019 Notes for the 2023 Notes during the second quarter of 2018.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Three months ended June 30,		Increase/(Decrease)
	2019	2018	$	%
Net loss attributable to common stockholders	$(3,989)	$(13,119)	$(9,130)	(70)%
Basic and diluted loss per share	$(0.08)	$(0.25)	$(0.17)	68%

Net loss for the Current Period was $4.0 million as compared to net loss of $13.1 million for the Prior Period. The decrease was primarily due to an increase in revenues of $2.1 million, decrease in i) costs and expenses of $3.5 million, ii) foreign exchange swing of $3.8 million, iii) debt extinguishment loss of $2.5 million, partially offset by an increase in interest and other expenses of $2.7 million.

Six months ended June 30, 2019 compared to June 30, 2018

We had a net loss of $12.7 million, or $0.24 per share, for the six months ended June 30, 2019 ("Current Year"), compared to a net loss of $17.9 million, or $0.34 per share, for the six months ended June 30, 2018 ("Prior Year"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues:

	Six months ended June 30, 2019		Increase/(Decrease)
Components of Revenue:	2019	2018	$	%
Product sales, net	$31,293	$30,661	$632	2%
Research and development services and other income	170	133	37	28%
Total Revenues	$31,463	$30,794	$669	2%

Total revenues increased by 2% to $31.5 million for the Current Year from $30.8 million from the Prior Year. The $0.7 million increase primarily resulted from our efforts to broaden and diversify our customer base. As a result, we have been able to increase the demand surrounding our in-line generic topical portfolio as well as enter into increasingly favorable contracts which have allowed us to elevate our gross margin.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Six months ended June 30, 2019		Increase/(Decrease)
	2019	2018	$	%
Cost of revenues	$17,160	$20,790	$(3,630)	(17)%
Selling, general and administrative expenses	10,700	11,087	(387)	(3)%
Product development and research expenses	5,657	7,358	(1,701)	(23)%
Totals costs and expenditures	$33,517	$39,235	$(5,718)	(15)%

Cost of revenues decreased by 17% to $17.2 million for the Current Period from $20.8 million from the Prior Period. Gross margin increased to 45% in the Current Year from 32% from the Prior Year which supports our effort to optimize our product portfolio and improve our product profitability from the second half of 2018.

Selling, general and administrative expenses in the Current Period decreased by $0.4 million as compared to the Prior Period. This change was due to a reduction in personnel costs of $0.7 million, a decline in bad debt expense of $0.7 million and a decrease in professional fees and other costs of $0.2 million offset by an increase in legal fees of $1.2 million.

Product development and research expenses decreased by $1.7 million as compared to the Prior Year. The decrease in product development and research expenses was primarily due to (i) $0.6 million decrease in GDUFA fees, (ii) $0.5 million decrease in exhibit and pilot batch costs, (iii) $0.4 million decrease in personnel costs, (iv) $0.2 million decrease in clinical studies and other costs.

Other (Expense) Income, net:

	Six months ended June 30, 2019		(Increase)/Decrease
	2019	2018	$	%
Interest and other expense, net	$(10,102)	$(5,071)	$(5,031)	99%
Foreign currency exchange loss	(291)	(1,895)	1,604	(85)%
Debt partial extinguishment of 2019 Notes	(185)	(2,467)	2,282	(93)%
	$(10,578)	$(9,433)	$(1,145)	12%

Interest and other expense, net increased in the Current Year primarily as a result of a decrease in capitalized interest of $2.8 million from Prior Year pertaining to the Buena facility and an increase in interest expense of $2.2 million related to the current debt structure.

Foreign exchange loss of $0.3 million in the Current Year was related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The change in the debt partial extinguishment of 2019 Notes of $2.3 million was due to the partial debt extinguishment loss of $2.5 million in connection with the exchange of the 2019 Notes for the 2023 Notes during the second quarter of 2018, in comparison to $0.2 million of partial debt extinguishment loss in connection with the repurchase of $2.7 million of our 2019 Notes during the first quarter of 2019, as discussed in Note 7.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Six months ended June 30,		Increase/(Decrease)
	2019	2018	$	%
Net loss attributable to common stockholders	$(12,713)	$(17,921)	$(5,208)	(29)%
Basic and diluted loss per share	$(0.24)	$(0.34)	$(0.10)	(29)%

Net loss for the Current Year was $12.7 million as compared to net loss of $17.9 million for the Prior Year. The decrease was primarily due to an increase in revenues of $0.7 million, a decrease in costs and expenses of $5.7 million, foreign exchange movement of $1.6 million, and a $2.3 million decrease of loss on debt extinguishment in the Current Year, offset by an increase in interest and other expenses of $5.0 million as discussed above.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended June 30,
	2019	2018
Net cash provided by (used in)
Operating Activities	$(10,288)	$(12,510)
Investing Activities	$(5,101)	$(12,523)
Financing Activities	$7,199	$12,555

Operating Activities

Our operating activities used $10.3 million and $12.5 million of cash and cash equivalents in the six months ended June 30, 2019 and 2018, respectively, mainly to support our operational activities, which includes a $5.5 million build in inventory for shelf stock to help avoid failure-to-supply fees and for the anticipated launch of injectable product.

Investing Activities

Our investing activities used $5.1 million of cash and equivalents during the six months ended June 30, 2019, compared to $12.5 million used during the same period last year, which was primarily related with our facility expansion project in Buena, NJ. We received certification of completion of our expanded facility in the fourth quarter of 2018 and continued to develop and file further regulatory submissions with the FDA in 2019.

Financing Activities

Our financing activities provided $7.2 million of cash and cash equivalents during the six months ended June 30, 2019. The cash provided during the six months ended June 30, 2019 consisted of $10.0 million of proceeds from the Revolver. Our financing activities provided $12.6 million of cash and cash equivalents during the six months ended June 30, 2018 primarily due to $15.0 million borrowed from the 2021 Term loan offset by $2.5 million used to pay costs associated with the 2023 Notes and 2021 Term loan. The 2021 Term loan was repaid in December 2018.

Our capital resources were comprised of cash and cash equivalents of $4.1 million and $9.7 million as of June 30, 2019 and December 31, 2018 respectively. We had working capital of $18.2 million at June 30, 2019 and $15.8 million at December 31, 2018 respectively.

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

The interest rate under the Revolver is calculated, at the option of the Company, at either the one, two, three or six-month LIBOR plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loan and the 2023 Delayed Draw Term Loan bear interest, at the option of the Company, at either the one, two, three or six-month LIBOR plus 8.75% or the base rate plus 7.75%, with a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, build inventory, and prepare for the FDA prior approval inspection. As of June 30, 2019, the Company elected the paid-in-kind interest option and increased the principal balance of 2023 Term Loan by $4.2 million to $74.2 million.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, our principal debt obligation was related to our 2019 and 2023 Notes and Senior Credit Facilities. Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the 2019 Notes and is paid semi-annually every June 15 and December 15 until the 2019 Notes mature on December 15, 2019.  Interest accrues at a fixed rate of 4.75% on the outstanding principal amount of the 2023 Notes and is paid semi-annually every May 1 and November 1 until the 2023 Notes mature on May 1, 2023.  Since the interest rate is fixed, we have no market risk related to the 2019 and 2023 Notes.

On December 13, 2018, pursuant to a Commitment Letter, dated November 12, 2018, between us and Ares Management LLC, we entered into: (i) a First Lien Revolving Credit Agreement, by and among us, as the borrower, certain subsidiaries of the ours, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent and (ii) a Second Lien Credit Agreement, by and among the Company, as the borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent.

The Senior Credit Facilities consist of an asset based revolving credit facility of $25.0 million (the "Revolver") due November 2022 and three term loans totaling $95.0 million (collectively the "2023 Term Loans") due February 2023. The interest rate under the Revolver is calculated, at the option of the Company, at either the one, two, three or six-month LIBOR plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loan and 2023 Delayed Draw Term Loan bear interest, at the option of the Company, at either the one, two, three or six-month LIBOR plus 8.75% or the base rate plus 7.75%, with a 24-month paid-in-kind interest option available to us should the Company choose to defer cash payments in order to maintain the liquidity needed to continue launching new products. Each tranche of the funding is subject to market risk.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  As of June 30, 2019, based on level 2 inputs, the fair value of our Notes (2019 Notes and 2023 Notes) was approximately $52.0 million compared to their carrying value of $71.1 million.  For description of the fair value hierarchy and the Company's fair value methodologies, see Note 2 " Summary of Significant Accounting Policies". In addition, the value of our Senior Credit Facilities was stated at carrying value at June 30, 2019. The Company believes it could obtain borrowings at June 30, 2019 with comparable terms as the December 13, 2018 Senior Credit Facilities, therefore, the carrying value approximates fair value.

At June 30, 2019, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended June 30, 2019, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 were still present as of June 30, 2019 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2019 and beyond, as necessary. We will test the operating effectiveness of certain new and existing controls in connection with our annual evaluation of the effectiveness of internal control over financial reporting; however, the material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The planned remediation activities described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018 highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report on Form 10-Q.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.