Form 10-Q
period 2019-09-30
Teligent, Inc.
filed 2019-11-12
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the issuer's common stock was 53,850,427 shares as of November 1, 2019.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements
TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,707	$9,705
Restricted cash	206	2,892
Accounts receivable, net of allowance for doubtful accounts of $2,539 and $2,636, as of September 30, 2019 and December 31, 2018, respectively	20,361	16,120
Inventories	22,633	16,296
Prepaid expenses and other receivables	1,670	3,373
Total current assets	51,577	48,386
Property, plant and equipment, net	96,088	91,775
Intangible assets, net	44,287	48,375
Goodwill	484	470
Other assets	3,757	1,886
Total assets	$196,193	$190,892
LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable	$8,822	$5,933
Accrued expenses	10,438	9,842
Deferred income	—	2,426
Revolver, current portion	2,500	—
Convertible 3.75% Senior Notes, net of debt discount and debt issuance costs (face of $13,022 and $15,702 as of September 30, 2019 and December 31, 2018, respectively)	12,777	14,411
Other current liabilities	434	—
Total current liabilities	34,971	32,612
Revolver	25,000	15,000
2023 Term Loans, net of debt issuance costs (face of $76,359 and $70,000 as of September 30, 2019 and December 31, 2018, respectively)	74,353	67,662
Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $75,090 as of September 30, 2019 and December 31, 2018, respectively)	59,434	56,909
Deferred tax liability	223	215
Other long term liabilities	2,367	73
Total liabilities	196,348	172,471
Commitments and Contingencies
Stockholders’ equity/ (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,850,427 and 53,774,221 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	558	557
Additional paid-in capital	117,782	116,864
Accumulated deficit	(116,176)	(96,350)
Accumulated other comprehensive loss	(2,319)	(2,650)
Total stockholders’ equity / (deficit)	(155)	18,421
Total liabilities and stockholders' equity/ (deficit)	$196,193	$190,892
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue, net	$18,466	$18,294	$49,929	$49,088

Costs and expenses:
Cost of revenues	11,186	11,575	28,346	32,365
Selling, general and administrative expenses	5,007	4,845	15,707	15,932
Product development and research expenses	2,064	3,087	7,721	10,445
Total costs and expenses	18,257	19,507	51,774	58,742
Operating income/(loss)	209	(1,213)	(1,845)	(9,654)

Other Expense:
Foreign currency exchange loss	(2,167)	(176)	(2,458)	(2,071)
Debt partial extinguishment of 2019 Notes	—	—	(185)	(2,467)
Interest and other expense, net	(5,160)	(2,693)	(15,262)	(7,764)
Loss before income tax expense	(7,118)	(4,082)	(19,750)	(21,956)

Income tax (benefit)/expense	(5)	(137)	76	(90)

Net loss attributable to common shareholders	$(7,113)	$(3,945)	$(19,826)	$(21,866)

Basic and diluted loss per share	$(0.13)	$(0.07)	$(0.37)	$(0.41)

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,850,427	53,625,768	53,835,336	53,532,277

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(7,113)	$(3,945)	$(19,826)	$(21,866)

Other comprehensive income loss, net of tax:
Foreign currency translation adjustment	36	108	331	(224)
Other comprehensive income loss	36	108	331	(224)

Comprehensive loss	$(7,077)	$(3,837)	$(19,495)	$(22,090)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share information)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity/ (Deficit)
Balance, December 31, 2018 (audited)	53,774,221	$557	$116,864	$(96,350)	$(2,650)	$18,421

Stock based compensation expense	—	—	919	—	—	919
Issuance of stock for vested restricted stock units	76,206	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	—	331	331
Net loss	—	—	—	(19,826)	—	(19,826)

Balance, September 30, 2019 (unaudited)	53,850,427	$558	$117,782	$(116,176)	$(2,319)	$(155)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,826)	$(21,866)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets and leases	2,700	1,703
Provision for bad debt	(97)	601
Provision for write down of inventory	(295)	844
Issuance of stock to consultant	—	102
Stock based compensation	896	1,572
Amortization of debt costs and debt discount	4,657	7,080
Amortization of intangible assets	2,260	2,302
Non cash lease expense	308	—
Foreign currency exchange loss	2,458	2,071
Partial extinguishment of Convertible 3.75% Senior Notes	185	2,467
Gain on sale of fixed assets	—	(20)
Loss on impairment of intangible assets	—	22
Non cash interest expense	6,359	—
Changes in operating assets and liabilities:
Accounts receivable	(4,018)	(4,587)
Inventories	(5,970)	(2,746)
Prepaid expenses, other current receivables and assets	1,666	2,085
Accounts payable and accrued expenses	2,747	(6,944)
Operating liabilities	(265)	—
Deferred income	(2,426)	—
Net cash used in operating activities	(8,661)	(15,314)
Cash flows from investing activities:
Capital expenditures	(6,082)	(18,315)
Proceeds from sale of fixed assets	—	38
Net cash used in investing activities	(6,082)	(18,277)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	246
Proceeds from Revolver	12,500	—
Proceeds from 2021 Term Loan	—	25,000
Debt issuance costs	(269)	(2,539)
Repurchase of 3.75% senior notes	(2,686)	—
Principal paid on lease obligation	(9)	—
Net cash provided by financing activities	9,536	22,707
Effect of exchange rate on cash and cash equivalents	(481)	(542)
Net decrease in cash, cash equivalents and restricted cash	(5,207)	(10,884)
Cash, cash equivalents and restricted cash at beginning of period	13,069	27,165
Cash, cash equivalents and restricted cash at end of period	$7,381	$15,739
Supplemental Cash flow information:
Cash payments for interest	$3,211	$3,136
Cash payments for income taxes	68	66
Non-cash operating, investing and financing transactions:
Issuance of stock to a consultant	—	102
Acquisition of capital expenditures in accounts payable and accrued expenses	938	1,316
Capitalized interest in capital expenditures	—	2,013
Capitalized stock compensation in capital expenditures	23	82
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP . In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as updated by other reports we may file from time to time with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2018 has been derived from those audited consolidated financial statements. Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

1. Nature of the Business and Liquidity

Nature of the Business

Teligent, Inc. and its subsidiaries (collectively the “Company”), is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market in alternate dosage forms. Under our own label, we currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we currently market thirty-six generic topical pharmaceutical products and four branded generic injectable pharmaceutical products. In Canada, we sell thirty-two generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over the counter ("OTC"), and cosmetic markets. We operate our business under one reportable segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.”  Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

Liquidity

The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, the Company had an accumulated deficit of $116.2 million, total principal amount of outstanding borrowings of $174.1 million, and limited capital resources to fund ongoing operations at September 30, 2019. These capital resources were comprised of cash and equivalents of $6.7 million at September 30, 2019, the generation of cash inflows from working capital, and an additional $10.0 million of borrowing capacity under the Delayed Draw Term Loan A portion of the Company’s Senior Credit Facilities that expires on December 13, 2019. In addition, subsequent to September 30, 2019, the Company issued Series B Senior Unsecured Convertible Notes for aggregate proceeds of $34.4 million, of which the Company expects approximately $27.3 million will be available to fund operations. See Note 7 for additional information regarding the Company’s Senior Credit Facilities and Note 13 for additional information regarding the Company’s Series B Senior Unsecured Convertible Notes.

The Company’s available capital resources may not be sufficient for it to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. In the event these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all. Moreover, if the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, or make significant changes to its operating plan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, as disclosed in Note 7, the Company is subject to certain financial covenants that are required to be met under the Senior Credit Facilities. These financial covenants include a trailing twelve months (“TTM”) Minimum Revenue covenant that was required to be met each quarterly period through June 30, 2019, a TTM Minimum Adjusted EBITDA that is required to be met each quarterly period from September 30, 2019 through September 30, 2020, and a Maximum Total Net Leverage Ratio that is required to be met each quarterly period thereafter. As of September 30, 2019, the Company was in compliance with the TTM Adjusted EBITDA covenant and currently anticipates it will remain in compliance with this covenant through September 30, 2020. However, a material change in the Company’s operating results over the next twelve months could negatively affect the Company’s ability to maintain compliance with the TTM Adjusted EBITDA covenant. Moreover, while the Company is not required to comply with the Maximum Total Net Leverage ratio until December 31, 2020, the Company currently anticipates that it will not be in compliance with this covenant absent a significant reduction in the Company’s total principal amount of outstanding debt. In the event the Company is unable to comply with this covenant, or obtain a waiver from its lenders, the total amounts outstanding under the Senior Credit Facilities and Convertible Notes would immediately become due in January 2021 for which the Company does not currently expect to have readily available capital resources to meet these obligations without raising additional capital through the sale of equity or debt securities. If the Company is unable to raise additional capital to meet these obligations if they become due in January 2021, the Company may have to seek other strategic alternatives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In June 2019, the Company received a de-listing notice from the NASDAQ due to its share price being below $1.00 for 30 consecutive trading days. The notice specifies that the Company’s share price must trade above $1.00 per share for ten consecutive trading days prior to December 2, 2019 in order to prevent the Company’s common stock from being de-listed. As of September 30, 2019, and through the date of issuance of the accompanying financial statements, the share price of the Company’s common stock has not traded above $1.00 per share for the required ten consecutive trading days and, as such, the Company has filed a request from the NASDAQ for a 180-day extension. While the Company believes that the ongoing execution of its business plan will ultimately increase the Company’s share price above $1.00 for the required ten consecutive trading days, the Company can provide no assurances that its shares will trade above $1.00 per share within the 180-day extension period, if at all. Moreover, while the Company believes the NASDAQ will grant the 180-day extension request, the Company can provide no assurances that such extension will be granted. As a result, if the Company’s shares are de-listed from the NASDAQ, the Company would be in default of the non-financial covenant required by the Company’s Senior Credit Facilities and Convertible Notes for which the Company would have to seek a waiver from the lenders or seek new capital through the sale of equity or debt securities. If the Company is unable to obtain a waiver or raise new capital to meet these obligations if they become due, the Company may have to seek other strategic alternatives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total amounts in the Condensed Consolidated Statement of Cash Flows as follows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$6,707	$15,267
Restricted cash	206	—
Restricted cash in other assets	468	472
Cash, cash equivalents and restricted cash in the statement of cash flows	$7,381	$15,739

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at September 30, 2019 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of September 30, 2019, based on level 2 inputs, the fair value of our Notes (2019 Notes and 2023 Notes) was approximately $57.2 million compared to their carrying value of $72.2 million. In addition, the value of our Senior Credit Facilities was stated at carrying value at September 30, 2019.

Loss Per Common Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. For the three and nine months ended September 30, 2019, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic loss per share computation:
Net loss - basic and diluted	$(7,113)	$(3,945)	$(19,826)	$(21,866)
Weighted average common shares - basic and diluted	53,850,427	53,625,768	53,835,336	53,532,277
Basic and diluted loss per share	$(0.13)	$(0.07)	$(0.37)	$(0.41)

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of the Company's total revenue. For the three months ended September 30, 2019, two of the Company’s customers accounted for 47% of the Company’s revenue, consisting of 35% and 12%, respectively. For the three months ended September 30, 2018, three of the Company’s customers accounted for 49% of the Company’s revenue, consisting of 25%, 12% and 12%, respectively. For the nine months ended September 30, 2019, two of the Company’s customers accounted for 48% of the Company’s revenue, consisting of 29% and 19%, respectively. For the nine months ended September 30, 2018, three of the Company’s customers accounted for 54% of the Company’s revenue, consisting of 32%, 12% and 10%, respectively. Accounts receivable related to the Company’s major customers comprised 47% of all accounts receivable as of September 30, 2019 and 56% as of September 30, 2018 respectively. The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

For the three months ended September 30, 2019, domestic net revenues were $13.4 million and foreign net revenues were $5.1 million. For the nine months ended September 30, 2019, domestic net revenues were $36.5 million and foreign net revenues were $13.4 million. As of September 30, 2019, domestic assets were $142.5 million and foreign assets were $53.7 million. For the three months ended September 30, 2018, domestic net revenues were $13.3 million and foreign net revenues were $5.0 million. For the nine months ended September 30, 2018, domestic net revenues were $34.9 million and foreign net revenues were $14.2 million. As of September 30, 2018, domestic assets were $131.9 million and foreign assets were $61.0 million.

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

Recently Issued Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, which for the Company means January 1, 2020. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

Research and Development Services and Other Income

The Company establishes agreed upon product development agreements with its customers to perform product development services. Revenues are recognized in accordance with the agreement upon the completion of the phases of development and when the Company has no future performance obligations relating to that phase of development. Other types of revenue include royalty or licensing revenue would be recognized over time, or at a point in time, based upon the contractual term upon completion of the earnings process. Judgments are required to evaluate contingencies such as potential variances in the schedule or costs, the impact of change orders, liability claims, contract disputes or the achievement of contractual performance standards.

Revenues by Transaction Type

The Company operates in one reportable segment and therefore, the results of the Company's operations are reported on a consolidated basis, consistent with internal management reporting utilized by the chief decision maker.

Net revenues for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Company product sales	$18,228	$16,375	$48,591	$44,288
Contract manufacturing sales	167	1,878	1,097	4,626
Research and development services and other income	71	41	$241	$174
Revenue, net	$18,466	$18,294	$49,929	$49,088

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations, and is presented below according to contract type:

	Three months ended September 30,		Nine months ended September 30,
Company Product Sales	2019	2018	2019	2018
Topical	$13,271	$10,503	$35,240	$26,297
Injectables	4,957	5,872	13,351	17,991
Total	$18,228	$16,375	$48,591	$44,288

In the nine months ended September 30, 2019, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

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

The sales returns and allowances were $19.2 million and $18.1 million at September 30, 2019 and December 31, 2018 respectively. In addition, the allowance for doubtful accounts was $2.5 million and $2.6 million at September 30, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts was primarily related to one specific customer in the amount of $1.7 million.

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

Consistent with its cash management strategy, the Company reduced the price paid by wholesalers (also referred to as the “WAC” or wholesaler acquisition cost) on several of its products in the second and third quarters of 2018. As a result, its gross product sales and related chargebacks and billbacks are declined in 2019. The Company's adjustments for the deductions to gross product sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gross product sales	$41,814	$40,111	$108,550	$124,801

Deduction to gross product sales:
Chargebacks and billbacks	14,573	10,739	37,285	49,103
Wholesaler fees for service	2,355	1,662	6,303	2,774
Sales discounts and other allowances	6,658	11,335	16,371	28,636
Total reduction to gross product sales	$23,586	$23,736	$59,959	$80,513

Company product sales, net	$18,228	$16,375	$48,591	$44,288

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

The Company is required to pay a 40% royalty on certain product net sales to a pharmaceutical partner. There are currently 4 products manufactured and distributed under the Company’s label in the U.S. which are subject to this agreement. Payments are made quarterly. Royalty expense of $0.5 million was included in cost of sales in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018, respectively. Royalty expense of $1.1 million and $2.0 million was included in cost of sales in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018, respectively.

4. Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in-first-out method and consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$14,143	$10,456
Work in progress	388	116
Finished goods	10,473	8,391
Inventories reserve	(2,371)	(2,667)
Inventories, net	$22,633	$16,296

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2019	December 31, 2018
Land	$401	$401
Building and improvements	58,889	53,813
Machinery and equipment	14,717	12,229
Computer hardware and software	4,738	4,182
Furniture and fixtures	698	694
Construction in progress	29,807	30,949
	109,250	102,268
Less accumulated depreciation and amortization	(13,162)	(10,493)
Property, plant and equipment, net	$96,088	$91,775

The Company recorded depreciation expense of $0.9 million and $0.6 million for the three months ended September 30, 2019 and September 30, 2018, respectively. The Company recorded depreciation expense of $2.7 million and $1.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

There was no interest expense capitalized as construction in progress during the three and nine months ended September 30, 2019. Interest expense of $1.5 million and $4.4 million was capitalized as construction in progress during the three and nine months ended September 30, 2018 respectively. In addition, during the three months ended September 30, 2019 and September 30, 2018, there was $0.3 million and $0.4 million of payroll costs, respectively, capitalized as construction in progress. For the nine months ended September 30, 2019 and September 30, 2018, there was $0.9 million and $1.5 million of payroll costs, respectively, capitalized as construction in progress.

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

The components of lease expense were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$159	$476
Finance lease cost:
Amortization of right-of-use assets	$5	$11
Interest on lease liabilities	$1	$5
Total finance lease cost	$6	$16

Right-of-use assets obtained in exchange for new operating lease liabilities were $1.0 million as of September 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities during the three and nine months ended September 30, 2019 was $0.1 million and $0.4 million respectively. Cash paid for amounts included in the measurement of finance lease liabilities during the three and nine months ended September 30, 2019 was not material.

Supplemental balance sheet information related to leases were as follows:

September 30, 2019
Operating Leases
Other assets	$2,547
Other current liabilities	421
Other long-term liabilities	2,307
Total operating lease liabilities	2,728

Finance Leases
Property, plant, and equipment	81
Accumulated depreciation	(10)
Property, plant, and equipment, net	71

Other current liabilities	13
Other long-term liabilities	60
Total finance lease liabilities	$73

The weighted average remaining lease terms for operating and financing leases are 6.5 years and 4.9 years, respectively. The weighted average discount rates for operating and finance leases are 8.2% and 8.0%, respectively.

As of September 30, 2019 maturities of lease liabilities were as follows:

	Operating	Financing
Year Ending December 31,	Leases	Leases
2019 (excluding the nine months ended September 30, 2019)	$161	$4
2020	631	18
2021	607	18
2022	548	18
2023	548	18
2024	235	12
Thereafter	841	—
Total lease payments	3,571	88
Less imputed interest	843	15
Total	$2,728	$73

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

Senior Credit Facilities

The Company’s Senior Credit Facilities consist of a $25.0 million revolver (the "Revolver") and three term loans totaling $95.0 million (collectively the "2023 Term Loans") that it entered via an agreement with Ares Management LLC on December 13, 2018. The 2023 Term Loans consist of (i) a $50.0 million Initial Term Loan; (ii) a $30.0 million Delayed Draw Term Loan A; and (iii) a $15.0 million Delayed Draw Term Loan B. The $15.0 million Delayed Draw Term Loan B was then expired in conjunction with the New 2023 Notes that the Company closed on October 31, 2019. The Initial Term Loan matures on the earlier to occur of (a) three months prior to maturity of the 2023 Notes or (b) June 13, 2024. The Company extended commitments related to undrawn amounts of the Delayed Draw Term Loan A from June 30, 2019 to December 13, 2019, pursuant to an amendment the Company entered with Ares Management LLC on July 18, 2019. Drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Revolver matures on the earlier to occur of (a) six months prior to the maturity of the 2023 Notes or (b) December 13, 2023. The Company’s ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of the Company’s assets. All of the Company’s debt is subordinated to the Senior Credit Facilities. The 2023 Term Loans are subordinate to the Revolver. The Senior Credit Facilities have customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA. The financial covenants starts with a minimum revenue test through the quarter ended June 30, 2019, then converts to a minimum adjusted EBITDA test through the quarter ended September 30, 2020 and then converts to a maximum total net leverage ratio through expiry of the Senior Credit Facilities.

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

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A. In January 2019, the Company drew $5.0 million and subsequently the remaining $5.0 million under the Revolver were drawn down by the Company in April 2019. On September 18, 2019, pursuant to the Protective Advance clause in the Company’s First Lien Credit Agreement with Ares Capital, the Company borrowed an incremental $2.5 million from it’s existing revolving credit facility. Consistent with the terms of the revolving credit facility, Protective Advances are secured by the Administrative Agent’s liens, constitute Obligations pursuant to the First Lien Credit Agreement, and bear interest at the rate applicable to the outstanding revolving credit facility balances, however, the Protective Advance is repayable on demand. The liability was classified as a short-term obligation as of September 30, 2019. The Term Loans are governed by the Second Lien Credit Agreement. The 2023 Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of 2023 Term Loans by $2.2 million and $6.4 million for the three and nine months periods ended September 30, 2019 respectively.

The Ares Senior Credit Facilities require that the Company remains in compliance with certain financial performance covenants including a trailing-twelve-month minimum revenue through June 30, 2019, which then transitions to a trailing-twelve-month EBITDA from September 30, 2019 through September 30, 2020 which then finally transitions to a leverage ratio through expiration of the facility. Pursuant to the Ares Credit Agreement, in the event of a default related to the failure to meet certain covenants, the lender shall have the right, but not the obligation, to permanently reduce the commitment in whole or in part or to declare all or any portion of the outstanding balance to become due and payable. The Company was in compliance with all financial covenants within its Credit Agreement as of September 30, 2019 and will continuously monitor its compliance with the covenants contained in the Credit Agreement.

At September 30, 2019 and December 31, 2018, the net carrying value of the debt and the remaining unamortized debt discounts and debt issuance costs were as follows:

	September 30, 2019	December 31, 2018
Face amount of the 2019 Notes (due December 2019)	$13,022	$15,702
Revolver, current	2,500	—
Less unamortized discounts and debt issuance costs	(245)	(1,291)
Total net carrying value, current	$15,277	$14,411

	September 30, 2019	December 31, 2018
Face amount of the 2023 Notes (due May 2023)	$75,090	$75,090
Face amount of the Revolver Credit Facility (due December 2022)	25,000	15,000
Face amount of the 2023 Loan (due February 2023)	76,359	70,000
Total carrying value, non-current	176,449	160,090
Less unamortized discounts and debt issuance costs	(17,662)	(20,519)
Total net carrying value, non-current	$158,787	$139,571

8. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill on a reporting unit basis on October 1 of each year, whenever events occur or changes in circumstances indicate the carrying value of goodwill may not be recoverable. There have been no events or changes in circumstances that would indicate the carrying value of goodwill may not be recoverable through September 30, 2019.

Changes in goodwill during the nine months ended September 30, 2019 and the year ended December 31, 2018 were as follows:

Goodwill
Goodwill balance at December 31, 2017	$471
Foreign currency translation	(1)
Goodwill balance at December 31, 2018	$470
Foreign currency translation	14
Goodwill balance at September 30, 2019	$484

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$39,243	$(10,228)	$29,015	11.0
Product acquisition costs	12,836	—	12,836	N/A- See description below
In process research and development ("IPR&D")	217	—	217	N/A- See description below
Customer relationships	3,629	(1,410)	2,219	6.1
Total	$55,925	$(11,638)	$44,287

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$40,169	$(8,239)	$31,930	11.8
Product acquisition costs	13,308	—	13,308	N/A- See description below
In-process research and development ("IPR&D")	719	—	719	N/A- See description below
Customer relationships	3,557	(1,139)	2,418	6.9
Total	$57,753	$(9,378)	$48,375

The useful lives of the Company’s intangibles are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks and Technology	15 years
Customer Relationships	10 years

IPR&D and Product Acquisition costs will be amortized over their estimated useful lives once products are commercialized.

9. Stock-Based Compensation

Stock Options

The Company recognized $0.2 million and $0.4 million of compensation expense related to stock options during the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $1.2 million during the nine months ended September 30, 2019 and 2018, respectively.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). On May 21, 2018, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2016 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2016 Plan, as amended, provides for the issuance of awards of up to 4,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are canceled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016, up to 2,500,000 shares. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan and the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan. As of September 30, 2019, there were 75,048 RSUs outstanding, 136,496 shares of common stock outstanding and options to purchase 3,131,033 shares of common stock outstanding under the 2016 Plan. As of December 31, 2018, there were 161,214 RSUs outstanding, 74,667 shares of common stock outstanding and options to purchase 1,394,285 shares of common stock outstanding under the 2016 Plan. As of September 30, 2019 and December 31, 2018, there were a total of 1,764,961 shares of common stock and 3,113,374 shares of common stock available under the 2016 Plan, respectively.

As of September 30, 2019 and December 31, 2018, there were options to purchase 5,725,141 and 4,352,391 shares of common stock outstanding, respectively, collectively in the Director Plan, 2009 Plan, and the 2016 Plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of September 30, 2019, and therefore no additional stock compensation expense was recognized related to the amendments.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

	Nine Months Ended September 30,
Assumptions	2019	2018
Expected dividends	—	—
Risk-free rate	1.38% - 2.47%	2.38%
Expected volatility	64.3% - 75.2%	53.2% - 72.5%
Expected term (in years)	3.2 - 3.3 years	3.2 - 3.3 years

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

A summary of option activity under the 1999 Director Stock Option Plan, 2009 Equity Incentive Plan, and the 2016 Equity Incentive Plan as of September 30, 2019 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2019	4,352,391	$4.61
Issued	2,365,357	1.44
Exercised	—	—
Forfeited	(569,516)	2.48
Expired	(423,091)	4.10
Outstanding as of September 30, 2019	5,725,141	$3.55

Exercisable as of September 30, 2019	3,291,600	$4.77

The following tables summarize information regarding options outstanding and exercisable at September 30, 2019:

Outstanding:

	Stock Options	Weighted Average	Weighted Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.00 - $0.78	163,905	$0.66	9.78
$0.79 - $1.50	1,712,347	1.03	4.56
$1.51 - $5.50	2,197,871	2.22	8.61
$5.51 - $10.67	1,651,018	8.21	6.64
Total	5,725,141	$3.55	6.87

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.79 - $1.50	1,257,500	$1.03
$1.51 - $5.50	470,250	3.17
$5.51 - $10.67	1,563,850	8.26
Total	3,291,600	$4.77

As of September 30, 2019, the intrinsic value of the options outstanding was $0.1 million and none of the options were exercisable. As of September 30, 2019, there was $1.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through September 2022.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized immaterial and $0.1 million of compensation expense respectively during the three months ended September 30, 2019 and 2018, respectively and $0.2 million and $0.4 million of compensation expense during the nine months ended September 30, 2019 and 2018, respectively related to restricted stock and RSU awards. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At September 30, 2019, the Company had approximately $0.2 million of total unrecognized compensation cost related to RSUs, all of which will be recognized through March 2021. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the nine months ended September 30, 2019.

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2019	175,591	$4.78
Changes during the period:
Shares granted	—	—
Shares vested	(76,206)	5.39
Shares forfeited	(24,337)	4.40
Non-vested balance at September 30, 2019	75,048	$4.29

10. Income Taxes

The Company’s income tax expense (benefit) was nil and $(0.1) million for the three months ended September 30, 2019 and 2018, with effective tax rates of 0.07% and 3.36%, respectively. The Company's income tax expense (benefit) for the nine months ended September 30, 2019 and 2018 was $0.1 million and $(0.1) million with effective tax rates of (0.38)% and 0.41%, respectively.

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

11. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

As of September 30, 2019 and December 31, 2018, the largest components of accrued expenses were:

	September 30, 2019	December 31, 2018
Interest expense	$2,103	$1,042
Payroll	1,968	1,908
Professional fees	1,754	2,153
Wholesaler fees	1,376	203
Medicaid and Medicare rebates	1,161	383
Rebates	601	714
Royalties	585	222
Clinical studies	334	334
Income Tax	64	45
Capital expenditures	52	275
Inventory and Supplies	42	1,809
Other	398	754
	$10,438	$9,842

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

Three "opt-out" antitrust lawsuits have been filed against the Company by Humana Inc., The Kroger Co. et al., and United HealthCare Services, Inc., and consolidated into the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter by the Judicial Panel on Multidistrict Litigation. Each of the opt-out complaints names between thirty-six and forty-three defendants (including the Company) and involves allegations regarding the pricing of econazole along with between twenty-four and twenty-nine other drug products that were not manufactured or sold by the Company during the period at issue. The opt-out plaintiffs seek treble damages for alleged overcharges for the drug products identified in the complaint during the alleged period of conspiracy, and two of the complaints also seek injunctive relief. A motion to dismiss the Humana Inc. and The Kroger Co., et al. opt-out complaints was filed on February 21, 2019. A motion to dismiss the United HealthCare Services, Inc. opt-out complaint has not yet been filed. A writ of summons initiating a Pennsylvania state lawsuit has also been filed against the Company and sixty-nine other defendants by apparent additional “opt-out” insurers that purchased, paid and/or reimbursed patients for the purchase of generic econazole in connection with the foregoing, but no complaint has been filed in that matter.

Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. ("Stayma") against the Company regarding the Company's development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. The Arbitrator has issued an interim award finding that the Company is not liable to Stayma on two of Stayma’s three claims against the Company. The third claim will proceed to a damages phase. The Company believes that Stayma did not suffer any damages related to this claim and will vigorously pursue complete dismissal of this claim. Notwithstanding the Company’s current belief regarding no damages and notwithstanding the Company’s continuing efforts to secure the dismissal of this claim, the Arbitrator may eventually assess damages against the Company. However, the Company is unable at this time, because of the early stages of the assessment of damages, if any, to provide an estimate of the amount or range of the potential loss. In addition, the Arbitrator will determine money damages owed by Stayma to Company relating to Stayma’s failure to pay several past due invoices of approximately $1.7 million.

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

On April 15, 2019, Mo-Kan Iron Workers Pension Fund, on behalf of itself and all other persons or entities, except defendants, who purchased Teligent common stock between May 2, 2017 and November 7, 2017, commenced a putative class action against the Company and its CEO, Jason Grenfell-Gardner, alleging violations of the securities laws. The complaint alleges that the defendants made materially misleading statements regarding the Company's business, operational and compliance policies. On July 1, 2019, the Oklahoma Police Pension Fund and Retirement System was appointed as lead plaintiff in the case ("Lead Plaintiff"). Lead Plaintiff filed a consolidated amended complaint on September 13, 2019. Defendants have until November 13, 2019 to answer or move with respect to the consolidated amended complaint. Due to the early stage of the case, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe the claims are without merit, and we intend to vigorously defend against them.

13. Subsequent Events

On October 28, 2019, the Company filed the prior approval supplement for its planned first injectable product to be manufactured out of its newly completed expansion of manufacturing site in Buena, NJ. As this is the first injectable filing related to the new expansion, the review will be subject to a pre-approval inspection of the manufacturing site by the FDA, which the Company expects to occur within four months of the date of the filing.

On October 31, 2019, the Company closed its Series B Senior Unsecured Convertible Notes offering in the aggregate principal amount of $34.4 million. The New 2023 Notes will mature in May 2023 and are convertible at the option of the holder at any time prior to maturity at an initial conversion price of $0.72 per share, subject to adjustment under certain circumstances. The New 2023 Notes and any shares of common stock issuable upon conversion of the New 2023 Notes (the “Conversion Shares”) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other jurisdiction’s securities laws, and the New 2023 Notes and the Conversion Shares may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdictions’ securities laws. The Company does not intend to file a registration statement for the resale of the New 2023 Notes or any Conversion Shares. The gross cash proceeds of approximately $29.3 million from the offering are being used to extinguish the Company’s existing 2019 Notes due December 2019, pay amounts owing with respect to other indebtedness, and to fund general corporate and working capital requirements. As part of the offering, the Company entered into agreements with certain holders of its existing 2023 Notes to exchange $9.0 million of the old 2023 Series A Unsecured Convertible Notes for $5.1 million of the Series B Senior Unsecured Convertible Notes. The New 2023 Notes bear interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also has an option, and has agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. The net proceeds from the offering were $27.3 million after deducting the initial purchasers’ discounts and professional fees associated with the transaction.

In connection with the issuance of the New 2023 Series B Unsecured Convertible Notes, the expiration of the $15.0 million Delayed Draw Term Loan B, a part of the Company’s Senior Credit Facility, was accelerated to
October 31, 2019.

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

For the three months ended September 30, 2019, we had sales to two customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 35% and 12%, respectively, and represented 47% of total revenues. Accounts receivable related to the Company’s major customers comprised 47% of all accounts receivable as of September 30, 2019. For the three months ended September 30, 2018, we had sales to three customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 25%, 12% and 12%, respectively, and represented 49% of total revenues. Accounts receivable related to the Company’s major customers comprised 56% of all accounts receivable as of September 30, 2018. For the nine months ended September 30, 2019, we had sales to two customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 29% and 19% respectively, and represented 48% of total revenues. For the nine months ended September 30, 2018, we had sales to three customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 32%, 12% and 10%, respectively, and represented 54% of total revenues.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended September 30, 2019, approximately 0% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 80% of total contract manufacturing revenue for the three months ended September 30, 2018. For the nine months ended September 30, 2019, approximately 53% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 78% of total contract manufacturing revenue for the nine months ended September 30, 2018. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the three months ended September 30, 2019 and 2018. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the nine months ended September 30, 2019 and 2018.

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

On April 4, 2019, we announced approval of an ANDA for Fluocinonide Cream USP, 0.1%. This was our fourth approval of 2019, and our thirty-sixth approval from its internally developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the second half of 2021.

On October 18, 2019, we announced approval of an ANDA for Gentamicin Sulfate Cream USP, 0.1% (gentamicin base). This was our fifth approval of 2019, and our thirty-seventh approval from our internally developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the fourth quarter of 2019.

Results of Operations

Three months ended September 30, 2019 compared to September 30, 2018

We had a net loss of $7.1 million, or $0.13 per share, for the three months ended September 30, 2019 ("Current Period"), compared to a net loss of $3.9 million, or $0.07 per share, for the three months ended September 30, 2018 ("Prior Period"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues:

	Three months ended September 30,		Increase/(Decrease)
Components of Revenue:	2019	2018	$	%
Product sales, net	$18,395	$18,253	$142	1%
Research and development services and other income	71	41	30	73%
Total Revenues	$18,466	$18,294	$172	1%

Total revenues increased by 1% to $18.5 million for the Current Period from $18.3 million from the Prior Period. The $0.2 million increase primarily resulted from our efforts to broaden and diversify our customer base. As a result we have been able to increase demand for our in-line generic topical portfolio as well as enter into increasingly favorable contracts which have allowed us to increase our gross margin.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Three months ended September 30,		Increase/(Decrease)
	2019	2018	$	%
Cost of revenues	$11,186	$11,575	$(389)	(3)%
Selling, general and administrative expenses	5,007	4,845	162	3%
Product development and research expenses	2,064	3,087	(1,023)	(33)%
Totals costs and expenditures	$18,257	$19,507	$(1,250)	(6)%

Cost of revenues decreased by 3% to $11.2 million for the Current Period from $11.6 million from the Prior Period. Gross margin increased to 39% in the Current Period from 37% from the Prior Period which reflects our efforts to optimize our product portfolio and improve our product profitability from the second half of 2018.

Selling, general and administrative expenses in the Current Period increased by $0.2 million as compared to the Prior Period. This change was due to an increase in personnel costs of $0.3 million, $0.1 million increase in legal fees offset by decline in professional fees of $0.2 million

Product development and research expenses decreased by $1.0 million as compared to the Prior period. The decrease in product development and research expenses was primarily due to (i) $0.3 million decrease in GDUFA fee (the “Generic Drug User Fee Amendments”) and associated Abbreviated New Drug Applications filings, (ii) $0.3 million decrease in exhibit and pilot batch costs, (iii) $0.2 million decrease in personnel costs, (iv) $0.1 million decrease in clinical studies and a $0.1 million decrease in other costs.

Other (Expense) Income, net:

	Three months ended September 30,		(Increase)/Decrease
	2019	2018	$	%
Interest and other expense, net	$(5,160)	$(2,693)	$(2,467)	(92)%
Foreign currency exchange gain / (loss)	(2,167)	(176)	(1,991)	1131%
	$(7,327)	$(2,869)	$(4,458)	155%

Interest and other expense, net increased in the Current Period primarily as a result of an increase in interest expense of $0.8 million related to the current debt structure and capitalized interest of $1.6 million from the Prior Period pertaining to the Buena facility.

Foreign exchange loss of $2.2 million in the Current Period was related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Three months ended September 30,		Increase/(Decrease)
	2019	2018	$	%
Net loss attributable to common stockholders	$(7,113)	$(3,945)	$3,168	80%
Basic and diluted loss per share	$(0.13)	$(0.07)	$0.06	(86)%

Net loss for the Current Period was $7.1 million as compared to net loss of $3.9 million for the Prior Period. The decrease was primarily due to an increase in i) interest expenses of $2.5 million and ii) greater foreign exchange losses of $2.0 million, offset by a decrease in product development and research expenses of $1.0 million.

Nine months ended September 30, 2019 compared to September 30, 2018

We had a net loss of $19.8 million, or $0.37 per share, for the nine months ended September 30, 2019 ("Current Year"), compared to a net loss of $21.9 million, or $0.41 per share, for the nine months ended September 30, 2018 ("Prior Year"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues:

	Nine months ended September 30,		Increase/(Decrease)
Components of Revenue:	2019	2018	$	%
Product sales, net	$49,688	$48,914	$774	2%
Research and development services and other income	241	174	67	39%
Total Revenues	$49,929	$49,088	$841	2%

Total revenues increased by 2% to $49.9 million for the Current Year from $49.1 million from the Prior Year. The $0.8 million increase primarily resulted from our efforts to broaden and diversify our customer base. As a result, we have been able to increase the demand surrounding our in-line generic topical portfolio as well as enter into increasingly favorable contracts which have allowed us to improve our gross margin.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Nine months ended September 30,		Increase/(Decrease)
	2019	2018	$	%
Cost of revenues	$28,346	$32,365	$(4,019)	(12)%
Selling, general and administrative expenses	15,707	15,932	(225)	(1)%
Product development and research expenses	7,721	10,445	(2,724)	(26)%
Totals costs and expenditures	$51,774	$58,742	$(6,968)	(12)%

Cost of revenues decreased by 12% to $28.3 million for the Current Period from $32.4 million from the Prior Period. Gross margin increased to 43% in the Current Year from 34% from the Prior Year which is reflective of our efforts to optimize our product portfolio and improve our product profitability from the second half of 2018.

Selling, general and administrative expenses in the Current Period decreased by $0.2 million as compared to the Prior Period. This change was due to a reduction in personnel costs of $0.4 million, a decline in bad debt expense of $0.9 million and a decrease in professional fees and other costs of $0.2 million offset by an increase in legal fees of $1.3 million.

Product development and research expenses decreased by $2.7 million as compared to the Prior Year. The decrease in product development and research expenses was primarily due to (i) $0.9 million decrease in GDUFA fees and associated Abbreviated New Drug Applications filings, (ii) $0.7 million decrease in exhibit and pilot batch costs, (iii) $0.7 million decrease in personnel costs, (iv) $0.3 million decrease in clinical studies and $0.1 decrease in other costs.

Other (Expense) Income, net:

	Nine months ended September 30,		(Increase)/Decrease
	2019	2018	$	%
Interest and other expense, net	$(15,262)	$(7,764)	$(7,498)	97%
Foreign currency exchange loss	(2,458)	(2,071)	(387)	19%
Partial debt extinguishment of 2019 Notes	(185)	(2,467)	2,282	(93)%
	$(17,905)	$(12,302)	$(5,603)	46%

Interest and other expense, net increased in the Current Year primarily as a result of a decrease in capitalized interest of $4.5 million from Prior Year pertaining to the Buena facility and an increase in interest expense of $3.0 million related to the current debt structure.

Foreign exchange loss of $2.5 million in the Current Year was related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The change in the partial debt extinguishment of the 2019 Notes of $2.3 million was due to the partial debt extinguishment loss of $2.5 million in connection with the exchange of certain of the 2019 Notes for the 2023 Notes during the second quarter of 2018, in comparison to $0.2 million of partial debt extinguishment loss in connection with the repurchase of $2.7 million of our 2019 Notes during the first quarter of 2019, as discussed in Note 7.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Nine months ended September 30,		Increase/(Decrease)
	2019	2018	$	%
Net loss attributable to common stockholders	$(19,826)	$(21,866)	$(2,040)	(9)%
Basic and diluted loss per share	$(0.37)	$(0.41)	$(0.04)	(10)%

Net loss for the Current Year was $19.8 million as compared to net loss of $21.9 million for the Prior Year. The improvement was primarily due to an increase in revenues of $0.8 million, a decrease in cost of goods sold of $4.0 million, the decrease of research and development costs of $2.7 million, foreign exchange movement of $0.4 million, and a $2.3 million decrease of loss on the partial debt extinguishment in the Current Year, offset by an increase in interest and other expenses of $7.5 million as discussed above.

Liquidity and Capital Resources

We have incurred significant losses and generated negative cash flows from operations in recent years and expect to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, we had an accumulated deficit of $116.2 million, total principal amount of outstanding borrowings of $174.1 million, and limited capital resources to fund ongoing operations at September 30, 2019. These capital resources were comprised of cash and equivalents of $6.7 million at September 30, 2019, the generation of cash inflows from working capital, and an additional $10.0 million of borrowing capacity under the Delayed Draw Term Loan A portion of our Senior Credit Facilities that expires on December 13, 2019. In addition, subsequent to September 30, 2019, we issued Series B Senior Unsecured Convertible Notes for aggregate proceeds of $34.4 million, of which we expect approximately $27.3 million will be available to fund operations. See Note 7 for additional information regarding our Senior Credit Facilities and Note 13 for additional information regarding our Series B Senior Unsecured Convertible Notes.

Our available capital resources may not be sufficient for us to continue to meet our obligations as they become due over the next twelve months if we cannot improve our operating results or increase our operating cash inflows. In the event these capital resources are not sufficient, we may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, we cannot provide assurances that additional capital will be available on acceptable terms or at all. Moreover, if we are unable to meet our obligations when they become due over the next twelve months through our available capital resources, or obtain new sources of capital when needed, we may have to delay expenditures, reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, or make significant changes to our operating plan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, as disclosed in Note 7, we are subject to certain financial covenants that are required to be met under the Senior Credit Facilities. These financial covenants include a trailing twelve months (“TTM”) Minimum Revenue covenant that was required to be met each quarterly period through June 30, 2019, a TTM Minimum Adjusted EBITDA that is required to be met each quarterly period from September 30, 2019 through September 30, 2020, and a Maximum Total Net Leverage Ratio that is required to be met each quarterly period thereafter. As of September 30, 2019, we were in compliance with the TTM Adjusted EBITDA covenant and currently anticipate we will remain in compliance with this covenant through September 30, 2020. However, a material change in our operating results over the next twelve months could negatively affect our ability to maintain compliance with the TTM Adjusted EBITDA covenant. Moreover, while we are not required to comply with the Maximum Total Net Leverage ratio until December 31, 2020, we currently anticipate that we will not be in compliance with this covenant absent a significant reduction in our total principal amount of outstanding debt. In the event we are unable to comply with this covenant, or obtain a waiver from our lenders, the total amounts outstanding under the Senior Credit Facilities and Convertible Notes would immediately become due in January 2021 for which we do not currently expect to have readily available capital resources to meet these obligations without raising additional capital through the sale of equity or debt securities. If we are unable to raise additional capital to meet these obligations if they become due in January 2021, we may have to seek other strategic alternatives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In June 2019, we received a de-listing notice from the NASDAQ due to our share price being below $1.00 for 30 consecutive trading days. The notice specifies that our share price must trade above $1.00 per share for ten consecutive trading days prior to December 2, 2019 in order to prevent our common stock from being de-listed. As of September 30, 2019, and through the date of issuance of the accompanying financial statements, the share price of our common stock has not traded above $1.00 per share for the required ten consecutive trading days and, as such, we have filed a request from the NASDAQ for a 180-day extension. While we believe that the ongoing execution of our business plan will ultimately increase our share price above $1.00 for the required ten consecutive trading days, we can provide no assurances that our shares will trade above $1.00 per share within the 180-day extension period, if at all. Moreover, while we believe the NASDAQ will grant the 180-day extension request, we can provide no assurances that such extension will be granted. As a result, if our shares are de-listed from the NASDAQ, we would be in default of the non-financial covenant required by our Senior Credit Facilities and Convertible Notes for which we would have to seek a waiver from the lenders or seek new capital through the sale of equity or debt securities. If we are unable to obtain a waiver or raise new capital to meet these obligations if they become due, we may have to seek other strategic alternatives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our cash flows from operating, investing and financing activities, as reflected in the condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended September 30,
	2019	2018
Net cash provided by (used in)
Operating Activities	$(8,661)	$(15,314)
Investing Activities	$(6,082)	$(18,277)
Financing Activities	$9,536	$22,707

Operating Activities

Our operating activities used $8.7 million and $15.3 million of cash and cash equivalents in the nine months ended September 30, 2019 and 2018, respectively, mainly to support our operational activities, which includes a $6.0 million build in inventory to help avoid failure-to-supply fees and for the anticipated launch of injectable manufacturing.

Investing Activities

Our investing activities used $6.1 million of cash and equivalents during the nine months ended September 30, 2019, compared to $18.3 million used during the same period last year, which was primarily related to our facility expansion project in Buena, NJ. We received our certification of our certificate of occupancy for our expanded facility in the fourth quarter of 2018 and continued to develop and file ANDAs with the FDA in 2019.

Financing Activities

Our financing activities provided $9.6 million of cash and cash equivalents during the nine months ended September 30, 2019. The cash provided during the nine months ended September 30, 2019 consisted of $12.5 million of proceeds from the Revolver, offset by the $2.7 million repurchase of our 2019 Notes. Our financing activities provided $22.7 million of cash and cash equivalents during the nine months ended September 30, 2018 primarily due to $25.0 million borrowed from the 2021 Term loan offset by $2.5 million used to pay costs associated with the 2019 Notes, 2023 Notes and 2021 Term loan. The 2021 Term loan was repaid in December 2018.

Our capital resources were comprised of cash and cash equivalents of $6.7 million and $9.7 million as of September 30, 2019 and December 31, 2018 respectively. We had working capital of $16.6 million at September 30, 2019 and $15.8 million at December 31, 2018 respectively.

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

The interest rate under the Revolver is calculated, at the option of the Company, at either the one, two, three or six-month LIBOR plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loan and the 2023 Delayed Draw Term Loan bear interest, at the option of the Company, at either the one, two, three or six-month LIBOR plus 8.75% or the base rate plus 7.75%, with a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, build inventory, and prepare for the FDA prior approval inspection. As of September 30, 2019, the Company elected the paid-in-kind interest option which increased the principal balance of the 2023 Term Loan by $6.4 million to $76.4 million.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, our principal debt obligation was related to our 2019 and 2023 Notes and Senior Credit Facilities. Interest accrues at a fixed rate of 3.75% on the outstanding principal amount of the 2019 Notes and is paid semi-annually every June 15 and December 15 until the 2019 Notes mature on December 15, 2019.  Interest accrues at a fixed rate of 4.75% on the outstanding principal amount of the 2023 Notes and is paid semi-annually every May 1 and November 1 until the 2023 Notes mature on May 1, 2023.  Since the interest rate is fixed, we have no market risk related to the 2019 and 2023 Notes.

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

The Senior Credit Facilities consist of an asset based revolving credit facility of $27.5 million (the "Revolver") due November 2022 and three term loans totaling $95.0 million (collectively the "2023 Term Loans") due February 2023. The interest rate under the Revolver is calculated, at the option of the Company, at either the one, two, three or six-month LIBOR plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loan and 2023 Delayed Draw Term Loan bear interest, at the option of the Company, at either the one, two, three or six-month LIBOR plus 8.75% or the base rate plus 7.75%, with a 24-month paid-in-kind interest option available to us should the Company choose to defer cash payments in order to maintain the liquidity needed to continue launching new products. As of September 30, 2019, the Company was utilizing a short-term advance of $2.5 million on the Revolver which was subsequently repaid on October 31, 2019. Each tranche of the funding is subject to market risk.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  As of September 30, 2019, based on level 2 inputs, the fair value of our Notes (2019 Notes and 2023 Notes) was approximately $57.2 million compared to their carrying value of $72.2 million.  For description of the fair value hierarchy and the Company's fair value methodologies, see Note 2 " Summary of Significant Accounting Policies". In addition, the value of our Senior Credit Facilities was stated at carrying value at September 30, 2019.

At September 30, 2019, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended September 30, 2019, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December

31, 2018 were still present as of September 30, 2019 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.