Form 10-K
period 2019-12-31
Teligent, Inc.
filed 2020-04-13
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-08568
Teligent, Inc.
(Formerly IGI Laboratories, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	01-0355758
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

105 Lincoln Ave., Buena, NJ	08310
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (856) 697-1441

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on

Common Stock, Par Value $0.01 Per Share	TLGT	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer☐   Accelerated filer ☐
Non-accelerated filer☒
Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $27.4 million.

As of March 25, 2020, the registrant had 53,899,495 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2020.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of Section 27A of the Securities Act of 1933 (Securities Act), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.
In some cases, you can identify forward-looking statements by terminology, such as “goals,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in this Current Report on Form 10-K, as well as those discussed in our other Securities and Exchange Commission ("SEC") filings. We undertake no obligation to (and expressly disclaim any obligation to) revise or update any forward-looking statements made herein whether as a result of new information, future events or otherwise. However, you should consult any further disclosures we may make on these or related topics in our reports on Form 8-K or Form 10-Q filed with the SEC.
The following discussions should be read in conjunction with the sections of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

PART I

Item 1. BUSINESS

Our Company

Strategic Overview

Teligent, Inc., is a specialty generic pharmaceutical company. All references to "Teligent," the "Company," "we," "us," and "our" refer to Teligent, Inc. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical, branded generic and generic injectable pharmaceutical products in the United States and Canada. In the United States we are currently marketing 38 generic topical pharmaceutical products and 4 branded generic pharmaceutical products. In Canada, we sell over 32 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter, ("OTC"), and cosmetic markets. We operate our business under one segment.

Our common stock is trading on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

We have two platforms for growth:

•Developing, manufacturing and marketing a portfolio of generic pharmaceutical products under our own or a private label in topical, injectable, complex and ophthalmic dosage forms; and

•Managing our current contract manufacturing and formulation services business.

We have been in the contract manufacturing and development of topical products business since the early 1990s, but our strategy since 2010 has been focused on the growth of our own generic pharmaceutical business. Since 2010, we have focused on transitioning our business to include more customers in the topical pharmaceutical industry. In 2014, we broadened our primary target product focus from topical pharmaceuticals to include a wider specialty pharmaceutical approach. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics, complex generics and ophthalmic generics (what we call our "TICO strategy"), will leverage our existing expertise and capabilities, and broaden our platform for a more diversified strategic growth.

Teligent was recognized by the FDA as one of the top 15 generic companies to receive Abbreviated New Drug Application ("ANDA") approvals in 2018. In 2019, we submitted one ANDA. We currently have 16 ANDAs submitted singly and 2 ANDAs that were submitted with partners are pending at the FDA. Additionally, we have 2 ANDs pending before Canada's food and drug regulatory authority. We have an additional 45 product candidates at various stages of our development pipeline.

We expect to continue to expand our presence in the generic topical pharmaceutical market through the filing of additional ANDAs and the subsequent launch of products as these applications are approved. We received five approvals from our internally developed pipeline of topical generic products in 2019. We intend to continue to submit further ANDAs to the FDA and abbreviated new drug submissions ("ANDS") to Health Canada in 2020, although the typical timelines for submission and approval may be adversely impacted by the current COVID-19 pandemic. We continue to seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio. We expect to accelerate our growth through the creation of unique opportunities from the acquisition of additional intellectual property and/or the expansion of the use of our existing intellectual property. We are also exploring the options to monetize certain of our non-core assets.

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

We continued with the significant expansion and utilities upgrade of our manufacturing facility at 105 Lincoln Avenue in Buena, New Jersey. In October 2018, we received the Certificate of Occupancy to begin using our manufacturing facility, which includes a state-of-the-art quality control and microbiology lab for the testing of our pharmaceutical products. The expanded facility has increased our manufacturing capability for topical products and, upon FDA approval, will also enable the production of sterile injectable products in both vial and ampule presentations. We have utilized this facility expansion as an opportunity to upgrade and improve the degree of automation and capacity in our existing topical production suite. The sterile production area is designed around isolator-based technology. The facility includes a versatile vial and ampule filling line capable of between four and eight million units per year, with space and critical utilities included in the build-out for a potential future higher-speed filling line. Through December 31, 2019 the Company has incurred approximately $88.3 million for this project and is currently substantially complete with construction. We have been partnering with contract manufacturing organizations, or CMOs, for the development, registration and manufacture of some of our sterile injectable and ophthalmic products. Upon successful FDA inspection, we may transfer the manufacture of some of these injectable products to this facility. We will also use the new sterile production capability to support our internal R&D pipeline of sterile injectable products in vial and ampule presentations. The expansion was implemented in order to secure Teligent's long-term growth in manufacturing and marketing injectable Pharmaceutical products for sale in the U.S.

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

In connection with the completion of the acquisition, we formed three subsidiaries: Teligent Luxembourg S.à.r.l., or LuxCo, a private limited company incorporated under the laws of the Grand Duchy of Luxembourg and wholly-owned by the Company; Teligent OÜ, a private limited company incorporated under the laws of the Republic of Estonia that is wholly-owned by LuxCo; and Teligent Canada Inc., a company incorporated under the laws of the Province of British Columbia that is wholly-owned by LuxCo.

Teligent Canada currently has 14 employees located in our offices in Mississauga, Canada. Teligent Canada acquired all of the Alveda working capital, including accounts receivable, inventory, accounts payable, and capital assets. In addition, Teligent Canada acquired Alveda’s existing customer relationships, all contracts necessary to execute the Canadian distribution activities, operational permits, and all intellectual property required to operate the marketing and distribution of products in Canada. Teligent Canada also transitioned a majority of the existing workforce as part of the acquisition. Teligent Canada currently markets and distributes over 32 products. Teligent continues to transition these products to distribute them under a Teligent Canada label.

Teligent OÜ. Teligent OÜ currently has 15 employees. Teligent OÜ is responsible for the development, enhancement, maintenance, protection and exploitation functions related to the intellectual property-related assets acquired from Alveda. In addition, Teligent OÜ is responsible for the management of the supply chain function and procurement of products for sale to Teligent Canada in addition to certain products and active pharmaceutical ingredients ("API's") for Teligent Pharma, Inc. in the U.S. We built and developed a laboratory to support analytical chemistry, quality control, and formulation development to support our Teligent US and Teligent Canada supply chain management and technical services teams.

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

Based on IQVIA data, the addressable market for the 16 ANDA filings that Teligent has pending with the FDA totals approximately $1.06 billion per annum. We expect to continue to expand our presence in the generic topical pharmaceutical market through the submission of additional ANDAs to the FDA and the subsequent launch of products if and when these applications are approved by the FDA. Additionally, we plan to file further ANDSs with Health Canada in 2020 to the extent the COVID-19 pandemic allows for the submission of new drug applications. We also have 45 additional product candidates in various stages of development.

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

On November 13, 2015, we formed Teligent Canada, and completed the acquisition of Alveda. Teligent Canada had ten employees, including a general manager located in our offices in Mississauga, Canada. Teligent Canada acquired all of the Alveda working capital, including accounts receivable, inventory, accounts payable, and capital assets. In addition, Teligent Canada acquired Alveda’s existing customer relations, all contracts necessary to execute the Canadian distribution activities, operational permits, and all intellectual property required to operate the marketing and distribution of Alveda’s products in Canada. Teligent Canada also transitioned a majority of the existing workforce as part of the acquisition. Teligent Canada currently markets and distributes 32 injectable products.

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

Our TICO Strategy

Our TICO strategy originated from the opportunity to leverage our value chain, which we have developed and strengthened through our topical portfolio. Our value chain includes our internal expertise in product and molecule selection and development, manufacturing, sales, logistics and distribution, as well as our relationships with our customers and consumers. With the expansion of our existing manufacturing facility, we see the potential to effectively leverage our existing infrastructure across this value chain and to further expand our strategic reach to the injectable, complex and ophthalmic generic pharmaceutical markets.

Topical (T) - Our focus on the topical market has been the foundation for our growth. While we have manufactured topical products since the early 1990s, we began to focus our strategy on the topical generic market in 2010. In December 2012, we launched our first generic topical pharmaceutical products under our own label. Currently, we market 38 topical products under our own label. We have received FDA approvals for 38 topical generic products from our internally developed pipeline. In our topical pipeline, we have 18 ANDAs submitted to the FDA that are awaiting approval. We intend to continue to develop topical generic products and utilize our expertise in drug formulation and manufacture to expand our own generic topical prescription drug portfolio. We are targeting to develop and file further regulatory submissions with the FDA in 2020. Upon regulatory approval, we would market these products under the Teligent label to national chain drug stores and drug wholesalers through our internal sales efforts.

In our topical contract services business, we have developed strong customer relationships that we believe provide us with both recurring revenue streams from those customers and opportunities to selectively increase our product offerings to our customers. We intend to continue to capitalize on our strong customer relationships to maintain some contract manufacturing and development revenues.

We have an FDA-registered facility that is equipped for manufacturing topical, semi-solid and liquid products. The design and configuration of our manufacturing facility provides flexibility in manufacturing batch sizes from 250 kg up to 4,000 kg. We intend to leverage this flexibility and capacity to support our growth in the topical prescription markets. We are progressing with the significant expansion and utilities upgrade in this facility which will increase our manufacturing capacity for topical products to accommodate the expected growth created by the eventual commercial launch of generic pharmaceutical products in our pipeline. On November 26, 2019, the FDA issued us a Warning Letter following an inspection of our manufacturing facility at 105 Lincoln Avenue, Buena, New Jersey, that identified several cGMP violations. We are continuing to work diligently to remediate all issues cited by the FDA and hope to close out this inspection in the coming months.

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

The facility expansion, which completed construction activities in the fourth quarter of 2018 will also enable the production of sterile injectable products in both vial and ampule presentations. The sterile production area is designed around forward-thinking isolator-based technology. We have a portfolio of sterile injectable products we acquired in 2014, which upon completion of the site expansion, we may transfer the manufacture of some of these products to our Buena, New Jersey facility. We will also use the new sterile production capability to support our internal R&D pipeline of sterile injectable products in vial and ampule presentations.

We plan to continue to pursue business development opportunities to expand our injectable portfolio.

Complex (C) - We began one project as part of the complex portfolio of our TICO strategy. Our partner filed the ANDA in the second quarter of 2017 for a generic version of an oral product that targets an orphan disease and received a complete response letter from the FDA in the third quarter of 2018. The Company responded to the FDA’s complete response letter in 2019, but received a second complete response letter on December 23, 2019. The response to this CRL was submitted on January 21, 2020. We consider our focus on complex products or markets to be broadly defined to include potential complexity in one of the critical areas of our industry value chain. The intent of this opportunity is to provide patients with a lower cost alternative of an approved orphan drug. We will continue to seek opportunities relevant to building our complex portfolio of products.

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

Our Customers

Generic Pharmaceutical Business. The manufacturing and commercialization of generic specialty pharmaceutical markets is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently manufacture and sell topical generic pharmaceutical products under our own label. In October 2015, we acquired and began to sell our first generic injectable products. We currently market over 32 products in Canada. As we continue to execute our TICO strategy, we will compete in other markets, including the injectable and ophthalmic generic pharmaceutical markets, and expect to face other competitors.

For the years ended December 31, 2019, and 2018, 43% and 54% of our total product sales, net, respectively, were to the three large wholesale drug distributors: AmerisourceBergen Corporation, or ABC; Cardinal Health, Inc., or Cardinal; and McKesson Drug Company, or McKesson. As of December 31, 2019, Cardinal accounted for 22% of our accounts receivable, ABC accounted for 11% of our accounts receivable, and McKesson accounted for 25% of our accounts receivable. As of December 31, 2018, Cardinal accounted for 19% of our accounts receivable, McKesson accounted for 30% of our accounts receivable, and ABC accounted for approximately 19% of our accounts receivable.

ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material adverse effect on our revenue, business, financial condition, results of operations and cash flows. There are generally three major negotiating entities in the US market. The Walgreens Boots Alliance Development (WBAD), which consists of Walgreens, AmerisourceBergen’s PRxO Generics program, and Econdisc members. Red Oak Sourcing which consists of CVS and Cardinal’s source program. Finally, ClarusOne which consists of Walmart, RiteAid and McKesson’s OneStop program. A loss of any of these major entities could result in a significant reduction in revenue.

We consider our business relationships with ABC, Cardinal and McKesson to be in good standing and have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material adverse effect on our revenue, business, financial condition, results of operations and cash flows. We continue to analyze the market for other opportunities to expand our current relationships with other customers, while we continue to seek to diversify our existing portfolio of specialty generic drug products through internal research and development. In addition, we continue to explore business development opportunities to add additional products and /or capabilities to our existing portfolio.

Contract Manufacturing and Development Business. Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the year ended December 31, 2019, approximately 54% of our contract services revenue was derived from pharmaceutical customers, as compared to 79% of total contract services revenue for the year ended December 31, 2018. None of our contract manufacturing services customers represented 10% of total revenue for the years ended December 31, 2019 or December 31, 2018.

Concentration of Risk. In 2019, we had sales to two customers which accounted for more than 10% of our total revenue. These customers had sales of $17.6 million and $9.6 million respectively and represented 41% of total revenues in aggregate. Accounts receivable related to these two customers represented 31% of total accounts receivable as of December 31, 2019. In 2018, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $21.2 million, $7.3 million and $6.9 million, respectively, and represented 54% of total revenues in the aggregate. Accounts receivable related to these major customers represented 30%, 19% and 19%, respectively, or 68% of all accounts receivable as of December 31, 2018.

Expansion into foreign operations in the fourth quarter of 2015 has generated net revenues greater than 10% outside of the United States. For the year ended December 31, 2019, domestic net revenues were $48.4 million and foreign net revenues were $17.5 million. As of December 31, 2019, domestic net assets were $154.3 million and foreign assets were $52.6 million. For the year ended December 31, 2018, domestic net revenues were $45.6 million and foreign net revenues were $20.2 million. As of December 31, 2018, domestic assets were $132.7 million and foreign assets were $58.2 million.

Our Products

Diflorasone Diacetate Ointment USP 0.05% accounted for 15% of the Company's total revenues in fiscal 2019. There was no product which individually accounted for more than 10% of the total revenues in 2018.

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

Teligent United States Topical Pharmaceutical Products

Product	Formulation	Presentations	Brand equivalent	Therapeutic Classification
Betamethasone Dipropionate (Augmented), 0.05%	Ointment	15g, 50g	DIPROLENE®	Topical Corticosteroid
Betamethasone Dipropionate (Augmented), 0.05%	Lotion	30mL, 60mL	DIPROLENE®	Topical Corticosteroid
Ciclopirox 1%	Shampoo	120mL	Loprox	Anti-fungal
Clindamycin Phosphate 1%	Topical Solution	30mL, 60mL	Cleocin®	Topical Anti-infective
Clobetasol Propionate 0.05%	Lotion	2oz, 4oz	Clobetasol	Topical Corticosteroid
Clobetasol Propionate 0.05%	Gel	15g, 30g, 60g	Embeline®	Topical Corticosteroid
Clobetasol Propionate 0.05%	Ointment	15g, 30g, 45g, 60g	Temovate Ointment	Topical Corticosteroid
Clobetasol Propionate 0.05%	Cream	15g, 30g, 45g, 60g	Temovate Cream	Topical Corticosteroid
Clobetasol Propionate Emollient 0.05%	Cream	15g, 30g, 45g, 60g	TemovateE®	Topical Corticosteroid
Desonide 0.05%	Ointment	15g, 60g	Desonide Ointment	Topical Corticosteroid
Desoximetasone 0.25% (1)	Ointment	15g, 60g, 100g	Topicort®	Topical Corticosteroid
Desoximetasone 0.05%	Ointment	15g, 30g, 60g, 100g	Topicort®	Topical Corticosteroid
Diclofenac Sodium 1.5%	Topical Solution	150mL	Pennsaid®	Topical Anti-inflammatory
Diflorasone Diacetate 0.05%	Ointment	15g, 30g, 60g	PSORCON	Corticosteroid
Econazole Nitrate 1%	Cream	15g, 30g, 85g	Spectazole®	Topical Anti-fungal
Erythromycin 2%	Gel	30g, 60g	Erygel®	Topical Corticosteroid
Erythromycin 2%	Topical Solution	60 mL	Erythromycin Topical Solution 2%	Topical Corticosteroid
Fluocinolone Acetonide 0.01%	Topical Solution	60mL	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.01%	Cream	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.025%	Ointment	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.025%	Cream	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinonide 0.05%	Gel	15g, 30g, 60g	Fluocinonide Gel	Topical Corticosteroid
Fluocinonide 0.05%	Ointment	15g, 30g, 60g	Lidex	Topical Corticosteroid
Fluocinonide 0.1%	Cream	30g, 60g, 120g	Vanos	Topical Corticosteroid
Fluocinonide 0.05%	Cream	15g, 30g, 60g, 120g	Fluocinonide Cream	Topical Corticosteroid
Fluocinonide 0.05%	Topical Solution	20mL, 60mL	Lidex	Topical Corticosteroid
Flurandrenolide 0.05%	Ointment	15g, 30g, 60g	Cordran®	Topical Corticosteroid
Gentamicin Sulfate 0.1%	Cream	15g, 30g	Garamycin Cream	Topical Anti-infective
Gentamicin Sulfate 0.1%	Ointment	15g, 30g	Gentamicin Ointment	Topical Anti-infective
Halobetasol Propionate 0.05%	Ointment	15g, 50g	Ultravate	Topical Corticosteroid
Hydrocortisone Butyrate 0.1%	Lotion	118mL, 59 mL	Locoid®	Topical Corticosteroid
Hydrocortisone 2.5%	Cream	30g, 1lb jar	Hydrocortisone Cream	Topical Steroid
Hydrocortisone 2.5%	Lotion	2oz	Hydrocortisone Lotion	Topical Steroid
Lidocaine 4%	Topical Solution	50mL	Xylocaine®	Topical Anesthetic
Lidocaine 5%	Ointment	35.44g	Xylocaine®	Topical Anesthetic
Lidocaine/Prilocaine 2.5% / 2.5%	Cream	5g, 30g	EMLA Cream	Local Anesthetic
Nystatin/Triam 100,000 Nystatin units/1mg per gram	Ointment	15g, 30g, 60g	Mykacet®	Topical Anti-fungal
Triamcinolone Acetonide 0.025%	Lotion	60ml	Triamcinolone Acetonide	Topical Corticosteroid
Triamcinolone Acetonide 0.1%	Ointment	15g, 80g, 1lb jar	Kenalog®	Topical Corticosteroid
Triamcinolone Acetonide 0.1%	Lotion	60mL	Triamcinolone Acetonide	Topical Corticosteroid
Triamcinolone Acetonide 0.1%	Cream	15g, 30g, 80g	Kenalog®	Topical Corticosteroid
Triamcinolone Acetonide 0.5%	Ointment	15g	Kenalog®	Topical Corticosteroid

Teligent United States Injectable Products

Product	Strength	Formulation	Presentations	Dossier type held by Teligent	Therapeutic Classification
Cefotan (Cefotetan) ®	1g, 2g	Injectable	Vial	NDA	Antibacterial for systemic use
Fortaz (Ceftazidime) ®	500mg, 1g, 2g, 6g	Injectable	Vial, Twist Vial, Frozen Bag	NDA	Antibacterial for systemic use
Zantac (Ranitidine) ®	25mg/ml	Injectable	2ml, 6ml, 40ml Vials	NDA	Drugs for peptic ulcer and gastro-oesophageal related disorders (GORD)
Zinacef (Cefuroxime) ™	750mg, 1.5g, 7.5g	Injectable	Vial, Twist Vial	NDA	Antibacterial for systemic use

Teligent Canada Products (1)

Product	Strength	Formulation	Presentations	Brand equivalent	Dossier type held by Teligent	Therapeutic Classification
Acetylcysteine	200 mg/mL	Injectable	10mL and 30 mL vial	Mucomyst®	ANDS	Antidote
Atropine	0.4 mg/mL, 0.6 mg/mL	Injectable	1 mL ampoule	N/A	DINA	Antimuscarnic, antispasmodic
Baclofen	0.05 mg/mL, 0.5mg/mL, 2mg/mL	Injectable	1mL, 5mL, 20mL ampoule	Lioresal®	ANDS	Muscle Relaxant
Clindamycin Phosphate Topical Solution USP	1% w/v	Topical Solution	30 mL and 60 mL bottle	DalacinT®	ANDS	Topical Antibiotic
Cyanocobalamin	1000 mcg/mL	Injectable	1 mL ampoule, 10 mL vial	N/A	DINA	Hematopoietic
Diazepam	5 mg/mL	Injectable	2mL ampoule	Valium®	ANDS	Axiolytic - sedative
Diclofenac Sodium Solution	1.5% w/w	Topical Solution	150 mL, 60 mL bottle	Pennsaid®	ANDS	Topical Anti-inflammatory
Dimenhydrinate	50 mg/mL, 250 mg/mL	Injectable	1 mL ampoule, 5 mL vial	Gravol®	DINA	Antiemtic
Dobutamine	12.5 mg/mL	Injectable	20 mL vial	N/A	ANDS	Sympathomimetic
Dorzolamide (2)	0.02	Opthalmic Solution	5 mL	Trusopt	ANDS	Elevated Intraocular Pressure Therapy (Topical Carbonic Anhydrase Inhibitor)
Dorzolamide & Timolol (2)	2% Dorzolamide and 0.5% Timolol	Opthalmic Solution	5 ml & 10 mL	Cosopt	ANDS	Elevated Intraocular Pressure Therapy (Topical Carbonic Anhydrase Inhibitor and Topical Beta-Adrenergic Blocking Agent)
Epinephrine	1 mg/mL	Injectable	1 mL ampoule	Adrenalin®	DINA	Sympathomimetic
Ergonovine Maleate	0.25 mg/mL	Injectable	1 mL ampoule	N/A	DINA	Oxytocic
Fentanyl	50 mcg/mL	Injectable	2mL ampoule	Sublimaze®	ANDS	Opiate Anesthetic
Furosemide	10 mg/mL	Injectable	2 mL ampoule	Lasix®	ANDS	Diuretic
Gemcitabine Hydrochloride	10 mg, 200 mg, 1 g	Injectable	10 mg, 200 mg, 1 g vial	Gemzar®	ANDS	Antineoplastic agent
Gentamicin Sulfate	10 mg/mL, 40 mg/mL	Injectable	2mL ampoule	Garamycin®	ANDS	Antibiotic
Irinotecan Hydrochloride	20 mg/mL	Injectable	2 mL, 5 mL, 15 mL, 25 mL vial	Camptosar®	ANDS	Antineoplastic agent
Latanoprost (2)	50 mcg/mL	Opthalmic Solution	2.5 mL	Xalatan	ANDS	Prostaglandin F2α analogue
Latanoprost & Timolol (2)	50 mcg / mL Latanoprost and	Opthalmic Solution	2.5 mL	Xalacom	ANDS	Elevated Intraocular Pressure Therapy Prostaglandin F2α Analogue and Beta-adrenergic Receptor Blocker

Product	Strength	Formulation	Presentations	Brand equivalent	Dossier type held by Teligent	Therapeutic Classification
Lidocaine 1%	10 mg/mL	Injectable	5 mL and 10 mL polyampoule, 5 mL glass	Xylocaine®	DINA	Local Anesthetic
Lidocaine 1% multidose	10 mg/mL	Injectable	20 mL and 50 mL vial	Xylocaine®	DINA	Local Anesthetic
Lidocaine 2%	20 mg/mL	Injectable	5 mL and 10 mL polyampoule	Xylocaine®	DINA	Local Anesthetic
Lidocaine 2% multidose	20 mg/mL	Injectable	20 mL and 50 mL vial	Xylocaine®	DINA	Local Anesthetic
Lidocaine 2% with epinephrine	20 mg/mL & 0.01 mg/mL	Injectable	20 mL and 50 mL vial	Xylocaine®	DINA	Local Anesthetic
Lidocaine Hydrochloride Topical Solution USP 4%	40 mg/mL	Topical Solution	50mL bottle	Xylocaine®	DINA	Topical Anesthetic
Lidocaine Ointment USP 5%	50 mg/g	Ointment	35g tube	Xylocaine®	DINA	Topical Anesthetic
Methylene Blue	10 mg/mL	Injectable	5mL ampoule	N/A	DINA	Antidote
Naloxone	0.4mg / ml	Injectable	1mL ampoule	Narcan®	ANDS	Opitate Antagonist
Piperacillin and Tazobactam	2g/0.25 g, 3 g/0.375 g, 4 g/0.5 g	Injectable	2.25 g, 3.375 g, 4.5 g vial	Tazocin®	ANDS	Antibacterial for systemic use
Sodium Cloride	0.009	Injectable	10 mL polyampoule	N/A	DINA	Diluent
Sterile Water for Injection	1	Injectable	10 mL polyampoule	N/A	DINA	Diluent
Succinylcholine Chloride	20 mg/mL	Injectable	10 mL and 20 mL vial	Quelicin®	DINA	Muscle Relaxant
Sufentanil Citrate Injection	50 mcg/mL	Injectable	1 mL, 5 mL and 20 mL ampoule	N/A	ANDS	Opiate Anesthetic

(1) Table does not include Euflexxa®, which is not owned by Teligent Canada but is distributed and sold by Teligent Canada.
(2) Cross-licensed products registered under Teligent Canada Inc.

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

Research and Development

Our R&D activities are integral to our business and are conducted at our facilities in Buena, New Jersey and Estonia. The R&D team is responsible for formulation, reverse engineering, methods development, analytical and microbiologic testing and scale up, and regulatory expertise. Our employees have specific expertise in developing injectable products and topical products in a wide range of dosage forms, including simple solutions through complex creams. All ANDA topical development is conducted in-house except for bioequivalence testing, which is performed by a contract research organization ("CRO"). Our injectable development is primarily conducted in house with some assistance from certain CRO's.

We incurred $10.8 million and $14.1 million in R&D expenses in 2019 and 2018, respectively.

Product Development and Government Regulation

United States

Prescription pharmaceutical products in the U.S. are generally marketed as either brand or generic drugs. Brand products are usually marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Brand products are patent protected, which provides a period of market exclusivity during which time they are sold with little or no competition for the compound, although there typically are other participants in the therapeutic area. Additionally, brand products may benefit from other periods of non-patent market exclusivity available under various provisions of the Federal Food, Drug, and Cosmetic Act (FD&C Act). Exclusivity normally provides brand products with the ability to maintain their profitability for a period of time and brand products typically continue to play a significant role in the market due to physician and consumer loyalties after the end of patent protection or other market exclusivities.

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

•Abbreviated New Drug Application — An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA’s Orange Book (i.e., an
RLD) or for a new dosage strength for a drug previously approved under an ANDA.

The ANDA development process is generally less time-consuming and complex than the NDA development process. It typically does not require new preclinical and clinical studies, because it relies on the studies establishing safety and efficacy conducted for the RLD previously approved through the NDA process. The ANDA process, however, does typically require one or more bioequivalence studies to show that the ANDA drug is bioequivalent to the previously approved reference listed brand drug. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the RLD product containing the same active ingredient. Bioavailability is a measure of the rate and extent to which the active ingredient or active moiety is absorbed from a drug product and becomes available at the site of action in a human patient. Thus, a demonstration of bioequivalence confirms the absence of a significant difference between the proposed product and the reference listed brand drug in terms of the rate and extent to which the active ingredient or active moiety becomes available at the site of drug action when administered at the same molar dose under similar conditions.

Generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product or at the end of a period of non-patent market exclusivity. However, if an ANDA applicant files an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed in the Orange Book with respect to the relevant RLD, the applicant may be able to market the generic equivalent prior to the expiration of patent protection for the brand product. Such patent certification is commonly referred to as a Paragraph IV certification. If the holder of the NDA sues, claiming infringement or invalidation, within 45 days of notification by the applicant, the FDA may not approve the ANDA application until the earlier of the rendering of a court decision favorable to the ANDA applicant or the expiration of 30 months. An ANDA applicant that is first to file a Paragraph IV certification is eligible for a period of generic marketing exclusivity. This exclusivity, which under certain circumstances may be required to be shared with other ANDA sponsors that have made Paragraph IV certifications, lasts for 180 days, during which the FDA cannot grant final approval to other ANDA applications for a generic equivalent to the same reference drug.

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve an application for a generic version product. If the reference drug is a new chemical entity, the FDA may not accept an ANDA for a generic product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity, but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for a reference NDA product before the expiration of three years. Certain other periods of exclusivity may be available if the RLD is indicated for treatment of a rare disease (i.e., orphan drug exclusivity) or the sponsor conducts pediatric studies in accordance with FDA requirements.

Supplemental ANDAs are required to secure FDA for approval of various types of changes to an approved application and these supplements may be under review for six months or more. In addition, certain types of changes may only be approved once new bioequivalence studies are conducted or other requirements are satisfied.

An additional requirement for FDA approval of NDAs and ANDAs is that our manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices, or cGMPs. The requirements for FDA approval encompass all aspects of the production process, including validation and recordkeeping, which are continuously changing and evolving.

In addition to generic products that are approved for marketing via ANDAs, Section 505(b)(2) of the FD&C Act permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. Unlike the ANDA pathway used for bioequivalent versions of brand products, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness.

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

FDASIA also included the Generic Drug User Fee Act (GDUFA), a novel user fee program focused on three key aims:

•Safety – Ensure that industry participants, foreign or domestic, are held to consistent quality standards and are inspected with parity using a risk-based approach.

•Access – Expedite the availability of generic drugs by bringing greater predictability to the review times for abbreviated new drug applications, amendments and supplements and improving timeliness in the review process.

•Transparency – Enhance FDA’s visibility into the complex global supply environment by requiring the identification of facilities involved in the manufacture of generic drugs and associated APIs, and to improve the FDA’s communications and feedback with industry.

Under GDUFA, 70% of the total fees were derived from facility fees paid by Finished Dosage Form manufacturers and API facilities listed in pending or approved generic drug applications. The remaining 30% of the total fees were derived from application fees, including generic drug application fees, prior approval supplement fees and fees for certain types of Drug Master Files, or DMFs.

In August 2017, Congress passed and the President signed the FDA Reauthorization Act (FDARA). Among other provisions, FDARA included the second iteration of GDUFA, or “GDUFA II,” to reauthorize the collection of these user fees from industry for another 5 years, i.e., through September 2022. GDUFA II also made significant changes to the generic drug user fee program, including eliminating the fee for Prior Approval Supplements and creating a new Generic Drug Applicant Annual Program Fee, assessed based on the number of approved ANDAs owned by a company and its affiliates. The new Annual Program Fee is expected to account for approximately 62% of fees collected by FDA under GDUFA. In exchange, GDUFA II implements a number of elements to enhance communication between FDA and industry throughout the ANDA review process, thereby improving predictability and transparency and promoting the efficiency and effectiveness of the generic drug review process.

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

Sales and Marketing

We sell, distribute and market our prescription drug products to national chain drug stores and drug wholesalers and distributors and group purchasing organizations, or GPOs, in the United States and Canada. This commercialization infrastructure includes satisfying our state, provincial, territorial, or national licensing requirements, implementing procedures with our third-party logistics partners, and maintaining appropriate sales order to cash administrative processes and a manager of national accounts to manage our sales.

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

In our generic injectable prescription drug business, we also face competition from other generic drug manufacturers and brand-name pharmaceutical companies through authorized generics. Although there are a significant number of competitors in the generic drug market, there are fewer dominant competitors in the injectable generic drug market. The five dominant companies in the injectable generic drug market in the United States consist of Grifols USA, Fresenius Kabi USA, Pfizer, Par and Hikma. In Canada, we face competition from largely the same firms as in the United States as well as certain Canada-only firms. The Canadian generic injectable market is dominated by Sandoz (the generic pharmaceutical division of Novartis AG), Pfizer Injectables and Fresenius Kabi Canada.

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

The contract manufacturing services market is highly competitive and includes larger organizations with substantially greater resources than us. Many of our competitors are companies that commercialize and/or manufacture their required products at their own facilities. These competitors include major pharmaceutical companies, generic drug manufacturers and consumer health product companies that generally have substantially greater manufacturing, R&D, marketing and financial resources than us and, in some cases, have more geographically diversified international operations. We compete specifically with a number of different privately held contract manufacturing companies. Although this market is competitive, the competition is limited due to the need for specific expertise in topical formulations and cGMP facilities. We believe that we have the expertise required and we will continue to service our existing customers in this market by providing high quality, customer-oriented service, complemented by our contract development expertise in topical formulations.

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

Facility and Operations

The Company’s executive administrative offices are located in Buena, New Jersey, in two facilities which originally were approximately 33,000 square feet built on 8.44 acres of land in 1995, which we own. In 2017 we acquired an additional 3.0 acres of adjacent land in support of our facility expansion. We now own a total of 11.44 acres at our Buena facility. This facility is used for production, product development, marketing and warehousing for our pharmaceutical, cosmeceutical and cosmetic products. We completed construction on an expansion of our Buena, New Jersey facility to total approximately 110,000 square feet. The expanded facility has increased our manufacturing capability for topical products and will also enable the production of sterile injectable products in both vial and ampule presentations upon FDA approval. The sterile production area is designed around isolator-based technology. Our capabilities encompass a full suite of competencies, including manufacturing, regulatory, quality assurance and in-house validation. We are using this facility expansion as an opportunity to secure our long-term growth in manufacturing and marketing injectable in the US and to upgrade and improve the degree of automation and capacity in our existing topical production suite.

We operate our facility in accordance with cGMP. Our facility is registered with the FDA as a drug establishment. We believe that our facility and equipment are in good condition, are well-maintained and are able to operate at present levels. Our manufacturing operations are focused on regulatory compliance, continuous improvement, process standardization and excellence in quality and execution across the organization. On November 26, 2019, the FDA issued us a Warning Letter following an inspection of our manufacturing facility at 105 Lincoln Avenue, Buena, New Jersey, that identified several cGMP violations. We are continuing to work diligently to remediate all issues cited by the FDA and hope to close out this inspection in the coming months.

We lease additional warehouse space in Vineland, New Jersey, as needed to complement our existing warehouse capacity.

The Company also leases approximately 9,500 square feet of corporate office space in Iselin, New Jersey, approximately 4,000 square feet of office space in Mississauga, Canada and approximately 3,000 square feet of office and laboratory space in Tallinn, Estonia.

Employees

On December 31, 2019, we had a total of 252 full-time employees, including 14 full-time employees in Canada and 15 full-time employees in Estonia. In addition, as the need arises, we occasionally utilize short-term, part-time employees who are paid on an hourly basis. We also utilize temporary employees provided by third-parties on a regular basis, primarily in our production department. We do not have a collective bargaining agreement with our employees and we believe that our employee relations are good.

Item 1A. RISK FACTORS

Our current business and future results may be affected by a number of risks and uncertainties, including those described below. The risks and uncertainties described below are not the only risks and uncertainties we face. It is not possible to predict or identify all risk factors that could impact us. For example, the current pandemic related to the COVID-19 coronavirus is causing a dramatic negative impact on the health of citizens globally which has negatively affected the economies and markets around the world. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition, results of operations, and cash flows. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

We may need to raise additional capital that will be required to operate and grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our growth efforts will require additional cash outlays and capital expenditures. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to the Company, our significant stockholders, or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business or even stay in business. The equity and lending markets have been and will most likely continue to be negatively impacted for an unknown period of time due to the COVID-19 pandemic.

There is substantial doubt about our ability to continue as a going concern.

The following negative conditions and events raise substantial doubt about our ability to continue as a going concern as of December 31, 2019:

We incurred significant losses and generated negative cash flows from operations in recent years and expect to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, we had an accumulated deficit of $121.5 million. total principal amount of outstanding borrowings of $214.0 million, and limited capital resources to fund ongoing operations at December 31, 2019. Our available capital resources may not be sufficient for us to continue to meet our obligations as they become due over the next twelve months if we cannot improve our operating results or increase our operating cash inflows. In the event these capital resources are not sufficient, we may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, we cannot provide assurances that additional capital will be available on acceptable terms or at all. Moreover, if we are unable to meet our obligations when they become due over the next twelve months through our available capital resources, or obtain new sources of capital when needed, we may have to delay expenditures, reduce the scope of manufacturing operations, reduce or eliminate one or more of our development programs, make significant changes to our operating plan, or cease operations.

We are subject to certain financial covenants as set forth in the April 6, 2020 amendments to the Senior Credit Facilities. These financial covenants include a trailing twelve months (“TTM”) Minimum Revenue covenant that is required to be met each quarterly period from March 31, 2020 through December 31, 2020, a TTM Minimum Adjusted EBITDA that is required to be met each quarterly period from March 31, 2021 through maturity, and a minimum liquidity covenant tested at all times through the term of the agreement. These amendments supersede the financial covenants included in the original and amended agreements disclosed in Note 6 – Debt. In the event that we are unable to comply with these covenants, or obtain a waiver from our lenders, the lender shall have the right, but not the obligation, to permanently reduce the commitment in whole or in part or to declare all or any portion of the outstanding balance due and payable. Furthermore, in the event that outstanding balances under the Ares Credit agreements are declared due and payable by the lender, the lenders of the 2023 Series A and Series B Unsecured Convertible Notes shall have the right, but not the obligation, to declare all of the outstanding balance due and payable as well. We do not currently have available liquidity to repay these outstanding borrowings in the event of a default. If we are unable to raise additional capital to meet these obligations, we may have to seek other strategic alternatives, including ceasing our operations.

In June 2019, we received a de-listing notice from the NASDAQ due to our share price being below $1.00 for 30 consecutive trading days. The notice specified that our share price must trade above $1.00 per share for ten consecutive trading days prior to December 2, 2019 in order to prevent our common stock from being de-listed. For the 180 days preceding December 2, 2019, our share price remained below $1.00. We requested a second 180-day extension. NASDAQ denied our request and we chose to file for an appeal. We were granted a hearing date for the end of January 2020. Subsequent to the appeal hearing, NASDAQ set a deadline of April 17, 2020 for us to regain compliance with NASDAQ’s continuing listing requirements. In early March 2020, the COVID-19 global pandemic triggered a significant decline in global capital markets, including NASDAQ. In light of this significant decline, we requested NASDAQ to reconsider the April 17, 2020 deadline. NASDAQ agreed to our request and set a new deadline to regain compliance by June 1, 2020. In January 2020, our Board of Directors and shareholders approved a reverse stock split in the range of any whole number between five (5) and ten (10) to one (1). While we believe that the reverse stock split will ultimately increase our share price above $1.00 for the required ten consecutive trading days, we can provide no assurances that our shares will trade above $1.00 per share for the required time period. A de-listing from the NASDAQ would be a “Fundamental Change” under the Company’s 2023 Series A and Series B Unsecured Convertible Notes which triggers a right by the holders to require the Company repurchase the Convertible Notes. In such an event, the Company would need to seek financing to repurchase the Convertible Notes and there is no guarantee that such financing would be available or on terms acceptable to the Company. If noteholders demanded a repurchase of the notes and the Company could not finance the repurchase, it would be in default under the Indentures governing the Convertible Notes, and in that event the lenders of the Ares Credit agreements would have the right, but not the obligation, to declare all of the outstanding balance under those agreements due and payable as well. Therefore, in the event of the Company’s shares are de-listed from the NASDAQ, the Company would likely have to seek some combination of waivers from its lenders and noteholders and seek new capital through the sale of equity or debt securities. If the Company is unable to obtain such waivers or raise new capital to meet these obligations if they become due, it may have to seek other strategic alternatives, including ceasing operations.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. We have two customers that accounted for 41% of our revenue for the year ended December 31, 2019, and three of our customers accounted for an aggregate of 54% of our revenue for the year ended December 31, 2018. The loss of one or more of these customers could have a significant impact on our revenues and harm our business, results of operations and cash flows.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, one of our products accounted for 15% of our revenue for the year ended December 31, 2019. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

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

We compete with:

•the original manufacturers of the brand-name equivalents of our generic products; and

•other generic drug manufacturers.

Most of the products that we are developing are either generic drugs or products without patent protection. These drugs are therefore more subject to direct competition than patented products. In addition, because many of our competitors have substantially greater financial, production and research and development resources, substantially larger sales and marketing organizations, and substantially greater name recognition than we have, we are particularly subject to the risks inherent in competing with them. For example, many of our competitors may be able to develop products and processes competitive with, or superior to, our own. Furthermore, we may not be able to successfully develop or introduce new products that are less costly than those of our competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors.

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

For example, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a Risk Evaluation and Mitigation Strategy, or REMS, for certain products, to deny generic product developers access to samples of brand products. Because generic product developers like our company need samples to conduct bioequivalence testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developers will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on the market entry or timeline for our future commercial products are unknown.

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

Our continued growth is dependent upon our ability to develop and commercialize products in a timely manner. We may encounter delays in testing and manufacturing new pharmaceutical products, submitting applications for regulatory approval, receiving approval from the relevant authorities and commercializing new products. This process is costly and time-consuming. Delays at any stage could prevent us from successfully launching new products ahead of our competitors and could have a material adverse effect on our business, financial condition and results of operations. The recent COVID-19 pandemic may delay our applications in both submissions and approvals.

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

We have experienced rapid growth over the last several years, and additional growth through acquisitions is possible in the future. Such growth has put significant demands on our management and infrastructure. Our success will depend in part upon our ability to manage this growth effectively. As we continue to grow, we must improve our operational, financial and management controls and our reporting systems and procedures. We must ensure that our policies and procedures evolve to reflect our current operations. We must also continue to effectively manage existing employees and to hire, train and manage new employees as needed. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business, financial condition, results of operations and cash flows. The recent COVID-19 pandemic may introduce additional challenges in the retention and hiring of key personnel.

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

The recent COVID-19 pandemic may introduce new challenges in sourcing raw materials for our products either from our existing or new suppliers and may negatively influence the cost of these raw materials.

We depend on a limited number of suppliers for API. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. Changes in API suppliers must usually be approved by the FDA through a Prior Approval Supplement to each ANDA.

We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the relevant product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume or more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues. As a result, the loss of a single-source supplier could have a material adverse effect on our results of operations. The recent COVID-19 pandemic may create local issues for our single source API suppliers and introduce delays in our manufacturing process.

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

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. One of our facilities has undergone remediation of environmental contamination, and one of our facilities is currently undergoing remediation of environmental contamination. The total estimated costs for the clean-up and remediation is $0.9 million as of December 31, 2019, and remaining costs accrued at December 31, 2019 totaled $0.1 million. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, marketing, advertising and sale of our products, among other things, are subject to extensive regulation by one or more U.S. agencies, including the FDA, the Federal Trade Commission and the Consumer Products Safety Commission, as well as by several state and local agencies in localities where our products are stored, distributed or sold. In addition, we manufacture and market certain of our products in accordance with standards set by organizations, such as the USP, a scientific nonprofit organization that sets standards for the identity, strength, quality, and purity of medicines, food ingredients, and dietary supplements manufactured, distributed and consumed worldwide. USP’s drug standards are enforceable in the United States by the FDA.

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

As a manufacturer of pharmaceutical products, we must also comply with cGMPs, or current Good Manufacturing Practices, which include requirements related to production processes, quality control and assurance and recordkeeping. Our manufacturing facilities and procedures and those of our suppliers are subject to periodic inspection by the FDA and foreign regulatory agencies. Any material deviations from pharmaceutical cGMPs or other applicable requirements identified during such inspections may result in recalls or other enforcement actions, including warning letters, a delay or suspension in manufacturing operations, consent decrees or civil or criminal penalties. Further, discovery of previously unknown problems with a product or manufacturer may result in restrictions or sanctions, including suspension or withdrawal of marketing approvals, seizures or recalls of products from the market, or civil or criminal fines or penalties, any of which could significantly and adversely affect supplies of our products. On November 26, 2019 FDA issued us a Warning Letter following an inspection of our manufacturing facility at 105 Lincoln Avenue, Buena, New Jersey, that identified several cGMP violations. We are continuing to work diligently to remediate all issues cited by the FDA and hope to close out this inspection in the coming months.

The recent COVID-19 pandemic has introduced additional strain on the FDA. We are unable to fully understand the impact this may cause on regulations or the related timeframes pertaining to communication with the FDA.

We are subject to extensive government regulation by Health Canada and other federal, state provincial/territorial and local regulatory authorities that increases our costs and could prevent us from marketing or selling our products.

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, marketing, advertising and sale of our products, among other things, are subject to extensive regulation by one or more Canadian agencies, including Health Canada, as well as by several state and local agencies in localities where our products are stored, distributed or sold. In addition, we market certain of our products in accordance with standards set by organizations, such as the USP, the British Pharmacopeia, or BP, scientific nonprofit organizations that sets standards for the identity, strength, quality, and purity of medicines, food ingredients, and dietary supplements manufactured, distributed and consumed worldwide. Adherence to USP and BP published drug standards are prescribed by the Canadian Food and Drug Regulations.

Health Canada regulates the testing, manufacture, labeling, marketing and sale of pharmaceutical products. Approval by Health Canada is required before any new drug, including any new generic drug, may be marketed or sold in Canada. In order to receive approval from Health Canada for our product candidates that are generic versions of brand-name drugs, we intend to use the ANDS, or Drug Identification Number Application, or DINA, routes, which requires us to demonstrate to Health Canada that each generic product candidate has the same active ingredient, strength, dosage form, route of administration and intended use as a corresponding approved drug product and is bioequivalent to the branded drug product (approved under a New Drug Submission or NDS or DINA, meaning that there is no significant difference between the drugs in their rate and extent of absorption in the body. However, if Health Canada determines that an ANDS or DINA for a generic drug product is not adequate to support approval, it could deny our application or request additional data or information, which could delay approval of the product and impair our ability to compete with the brand-name drug product and/or other generic versions of the product.

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

The recent COVID-19 pandemic has introduced additional strains on Health Canada. We are unable to fully understand the impact this may cause on regulations or the related timeframes pertaining to communication with Health Canada.

Inadequate resources for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

The introduction of the recent COVID-19 pandemic has increased the strain on the FDA, SEC and other government agencies which may increase the likelihood of delays in normal business functions.

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

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. In May 2016, the EU Parliament adopted the comprehensive General Data Privacy Regulation, or the GDPR to, among other things, impose more stringent data protection requirements for processors and controllers of personal data and provide for greater penalties and fines for noncompliance, including fines in amounts up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR became fully effective in May 2018. In addition, in 2018, California adopted a new privacy law (effective on January 1, 2020) that borrows heavily from the GDPR. Complying with the enhanced obligations imposed by the GDPR and other applicable international and US privacy laws and regulations may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and noncompliance could result in regulatory penalties and significant legal liability.

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

We are a global company with operations outside of the United States. We face numerous risks inherent in conducting business internationally, including terrorist acts, acts of war, political unrest, public health concerns, labor disputes and national disasters. Such events may lead to economic and political uncertainties and contribute to global economic instability. We may not be successful in developing and implementing policies and strategies to address the foregoing events in a timely and effective manner. Consequently, the occurrence of one or more of the foregoing events could have a material adverse impact on our business, operating results and financial condition, including loss of sales or customers. The recent COVID-19 pandemic has introduced greater risks with foreign political and economic instability.

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

We manufacture drug products at one domestic manufacturing facility. This facility may be forced to shut down or may be unable to operate at full capacity as a result of hurricanes, tornadoes, earthquakes, storms and other extreme weather events as well as strikes, war, violent upheavals, terrorist acts, pandemics and other force majeure events. A significant disruption at this facility, even on a short-term basis, could impair our ability to produce and ship drug products to the market on a timely basis, which may have a material adverse effect on our business, financial position and results of operations through possible failure to supply fees or lost business opportunities. The recent COVID-19 pandemic may force us to temporarily close our production facility due to local, state or federal requirements.

We are currently in the process of expanding our manufacturing facilities. Any delays in the expansion process or in the receipt of certain regulatory approvals in connection therewith could have a material adverse effect on our business and results of operations.

We are in the process of expanding and upgrading our existing manufacturing facilities in Buena, New Jersey.  Upon the completion of this expansion, we intend to transfer the manufacture of certain sterile injectables, for which we currently rely on CMOs, to this facility.  Any delays in the expansion process could increase the overall cost of the expansion and could force us to postpone the planned transfer of our manufacturing to this facility.  In addition, any delays or denials of the regulatory approvals needed to begin manufacturing products at this facility could have a material adverse effect on our business. As previously noted, on November 26, 2019 FDA issued us a Warning Letter following an inspection of our manufacturing facility at 105 Lincoln Avenue, Buena, New Jersey, that identified several cGMP violations and for which we are continuing diligent remediation activities. The recent COVID-19 pandemic may cause delays in the remediation and re-inspection process.

Our reporting and payment obligations related to our participation in federal health care programs, including Medicare and Medicaid, are complex and often involve subjective decisions that could change. Any failure to comply with those obligations could subject us to investigation, penalties, and sanctions.

Federal laws regarding reporting and payment obligations with respect to a pharmaceutical company’s participation in federal health care programs, including Medicare and Medicaid, are complex. These programs generally require us to pay rebates or provide discounts to government payors in connection with our products that are dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a quarterly basis to the government agencies that administer the programs. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in changes that may have material adverse legal, regulatory, or economic consequences. Responding to current and future changes may increase our costs and the complexity of compliance will be time-consuming, and could have a material adverse effect on our results of operations. For example, the U.S. Department of Health and Human Services (“DHHS”) issued a proposed rule that would remove safe harbor protections for certain rebates. Given the complexity of the drug pricing systems in the United States, DHHS is also soliciting input on multiple issues and other proposals as part of this formal rulemaking process, and the timeline for any final government action could be lengthy. It is unclear what changes a DHHS final rule, if any, would make to the current drug rebate rules for Medicare and Medicaid programs, and what the potential impact of such changes would be to our business or operations.

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

•the US federal Health Insurance Portability and Accountability Act of 1996, or HIPAA that imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the US federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•the US federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal health care programs;

•HIPAA, which imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

•analogous state and foreign laws and regulations relating to health care fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers;

•state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws of other countries in which we operate.

We have conducted and have ongoing studies in international locations, and may in the future initiate additional studies in countries other than the United States. Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their governments, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products, if approved, in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

There also continues to be uncertainty that any provisions of the Affordable Care Act will continue to exist in their current form. Certain legislators are continuing their efforts to repeal the Act, although there is little clarity on how such a repeal would be implemented and what an Affordable Care Act replacement might look like, and there continue to be lawsuits in federal courts seeking to invalidate parts or all of the Act. For the immediate future, there continues to be significant uncertainty regarding the health care, health care coverage and health care insurance markets. Both Congress and President Trump have expressed an intention to repeal or repeal and replace the Affordable Care Act, and as a result certain sections of the Affordable Care Act have not been fully implemented or effectively repealed, and the Fifth Circuit Court of Appeals recently upheld a lower court decision finding the Affordable Care Act’s individual mandate to be unconstitutional. The uncertainty around the future of the Affordable Care Act, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected. Similarly, there are a number of state and local legislative and regulatory efforts related to drug pricing, including drug price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures. The recent COVID-19 pandemic may introduce temporary or permanent healthcare reform measures for which we cannot predict the financial implication of on our business.

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

Our applications for the regulatory approval of our products incorporate the results of testing and other information that is conducted or gathered by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, CROs or independent research facilities). Our ability to obtain regulatory approval of the products being tested is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities, and the accuracy of the information provided to us by third parties. We have little or no control over any of these factors. If this testing is not performed properly, our ability to obtain regulatory approvals could be restricted or delayed. In addition, if third party fraud or other recordkeeping problems are discovered after our products are approved for marketing, any government investigations or findings could result in any products that incorporated those fraudulent results having their regulatory approvals withdrawn. The recent COVID-19 pandemic may create additional risk and delays at our independent third party service providers.

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

A significant amount of our total assets is related to goodwill and intangible assets, including in-process research and development. As of December 31, 2019 the value of our goodwill and intangible assets net of accumulated amortization was$45.1 million. Goodwill and other intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. Any future goodwill or other intangible asset impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable, realization of inventory, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility and recession. The recent COVID-19 pandemic may negatively impact North American economies, introduce extreme market volatility and potentially trigger a global recession.

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

If the U.S. economy rapidly contracts or expands, we may have difficulty quickly scaling our operations in response, which may negatively impact our business and financial position. The recent COVID-19 coronavirus has negatively impacted the financial markets and may create additional risk for our customers and their ability to pay for our products.

If we are unable to hire additional qualified personnel, our ability to grow or maintain our business may be harmed.

We will need to hire or retain qualified personnel with expertise in nonclinical testing, government regulation, formulation and manufacturing, sales and marketing and finance. We compete for qualified individuals with numerous pharmaceutical and consumer products companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success. The recent COVID-19 pandemic may cause additional retention and recruitment challenges for the Company.

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to satisfy regulatory requirements relating to internal controls, our stock price could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of the effectiveness of their internal control over financial reporting. At the end of each fiscal year, we must perform an evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation. We have identified material weaknesses in our internal control over financial reporting, and if additional material weaknesses are found in our internal controls in the future, or if we fail to remediate our existing material weaknesses, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

We have identified material weaknesses in our internal control over financial reporting, which could continue to impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2019. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2019, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. In addition, on March 15, 2018, we filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and on December 12, 2018, we filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, in each case in order to revise and restate certain items disclosed in such reports. Moreover, other material weaknesses may be identified.

We are in the process of remedying all of the identified material weaknesses, and this work will continue during fiscal 2020 and beyond. For a detailed description of our remedial efforts, see Item 9A, "Controls and Procedures." There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our Consolidated Financial Statements. Certain of our remedial actions, such as hiring additional qualified personnel to implement our reconciliation and review procedures, will be ongoing and will result in our incurring additional costs even after our material weaknesses are remedied.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, or if additional material weaknesses are found in our internal controls in the future, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

Currency fluctuations and changes in exchange rates could adversely affect our business, financial condition, results of operations, cash flows, and/or common stock price.

Although we report our financial results in U.S. Dollars, a portion of our revenues and other liabilities and our costs are denominated in non-U.S. currencies, including the Euro and Canadian Dollar. Our results of operations and, in some cases, cash flows, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. The occurrence of any of the above risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price. The recent COVID-19 pandemic could potentially create incremental foreign currency volatility and increase our risks.

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

As of December 31, 2019, we had federal net operating loss carry forwards, or NOLs, of approximately $48.5 million which expire from 2020 through 2037. Federal operating losses arising during and after 2018 are not subject to expiration; however, their usage is limited to 80% of taxable income during the year of use. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Our ability to use net operating loss carry forwards is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of our stock that is held by 5% or greater stockholders. We examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. We believe that operating losses subsequent to the change date in 2010 (aggregating $26.5 million) are not subject to Section 382 limitations. We have estimated that the annual limitation starting in 2010 aggregates from $1.0 million to $2.3 million per year including the effect of amortization of built in gains.

We are subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, we undergo a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. For federal purposes, (except for the years 2014 and 2015, which have been examined by the Internal Revenue Services), post 1998 tax years remain open to examination as a result of net operating loss carryforwards. We are currently open to audit by the appropriate state income taxing authorities for tax years 2014 through 2018.
The 2017 comprehensive federal tax reform bill could adversely affect our business and financial condition.

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

Thirteen putative class actions have been filed against us and have been consolidated in Multidistrict Litigation in the Eastern District of Pennsylvania regarding the pricing of generic pharmaceuticals, including our antifungal skin cream Econazole Nitrate 1% product. In addition, “Opt-out” antitrust lawsuits have been filed against us by various plaintiffs and all but one has been consolidated into the Multidistrict Litigation. Each of the opt-out complaints names up to forty-seven defendants (including us) and involves allegations regarding the pricing of econazole along with up to 180 other drug products, most of which were not manufactured or sold by us during the period at issue. While we intend to vigorously defend our position in connection with these lawsuits, the outcome of the litigation could result in serious fines being levied on us, along with harm to our reputation. Any negative outcome from this or any other investigation related to our pricing could have a material adverse effect on our business, financial condition and results of operations.

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

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. In May 2016, the EU Parliament adopted the comprehensive General Data Privacy Regulation, or the GDPR to, among other things, impose more stringent data protection requirements for processors and controllers of personal data and provide for greater penalties and fines for noncompliance, including fines in amounts up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR became fully effective in May 2018. In addition, in 2018, California adopted a new privacy law that went into effect on January 1, 2020, which borrows heavily from the GDPR. Complying with the enhanced obligations imposed by the GDPR and other applicable international and US privacy laws and regulations may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and noncompliance could result in regulatory penalties and significant legal liability.

Risks Related to Our Common Stock

Shares of our common stock can be relatively illiquid which may affect the trading price of our common stock.

For the year ended December 31, 2019, the average daily trading volume of our common stock on the Nasdaq Global Select Market was 411,037 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The recent COVID-19 pandemic may cause increased risk to our common stock’s liquidity and trading price.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. We did not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, which quarterly report was filed on December 12, 2018. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2019, and our management concluded that our disclosure controls and procedures were not effective as of December 31, 2019, solely because of the material weaknesses in our internal control over financial reporting described herein in Item 9A(ii).

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

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit. During the last two fiscal years, our stock price has closed at a low of $0.40 in the fourth quarter of 2019 and a high of $4.46 in the third quarter of 2018. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

•speculation about our business in the press or the investment community; and

•global events such as natural disasters, pandemics or acts of terrorism.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management’s attention and resources.

Risks Related to our Notes and Senior Credit Facilities

We may not have the ability to raise the funds necessary to settle conversions of the Notes, purchase the Notes as required pursuant to the terms of the indentures governing the Notes or pay the redemption price for any Notes we redeem, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

On December 16, 2014, we completed the sale of $125 million aggregate principal amount of 3.75% Convertible Senior Notes due 2019 (the “2019 Notes”) to Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC as the initial purchasers and on

December 22, 2014, we issued to the initial purchasers an additional $18.75 million aggregate principal amount of the Notes. On May 1, 2018, we entered into separate, privately negotiated exchange agreements with certain holders of the Notes to exchange an aggregate principal amount of approximately $75 million of the 2019 Notes in exchange for an equal amount of our 4.75% Convertible Senior Notes due May 1, 2023 (the “2023 Notes”). On October 31, 2019, the Company closed its offering of the 2023 Series B Notes in the aggregate principal amount of $34.4 million due May 1, 2023 (“2023 Series B Notes” and together with the 2023 Notes, the “Notes”). As part of the offering, the Company entered into agreements with certain holders of its existing 2023 Notes to exchange $9.0 million of the 2023 Notes for $5.1 million of the 2023 Series B Notes. The gross cash proceeds of approximately $29.3 million from the financing were used to extinguish the Company’s existing 2019 Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. Pursuant to the terms of the indentures governing the Notes, following certain events, holders of the Notes will have the right to require us to purchase their Notes for cash. Such event may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the purchase price in cash with respect to any Notes surrendered by holders for purchase at that time, make cash payments upon conversions or pay the redemption price for any Notes we redeem. In addition, restrictions in our then existing credit facilities or other indebtedness, if any, may not allow us to purchase the Notes (even if required pursuant to the terms of the indentures), make cash payments upon conversions of the Notes or pay the redemption price for any Notes we redeem would result in an event of default with respect to the Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Notes, make cash payments upon conversions thereof or pay the redemption price for any Notes we redeem. The recent COVID-19 pandemic may create incremental challenges in securing the funds required to pay our Notes.

Our substantial indebtedness could materially adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under the Notes.

As of December 31, 2019, our total consolidated indebtedness was $214.0 million. Our substantial level of indebtedness coupled with our net loss increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. The recent COVID-19 pandemic may add to our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us. For example, it could

•make it difficult for us to satisfy our obligations with respect to our outstanding and other future debt obligations;

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

Our ability to make payments of the principal of, to pay interest on, to pay any cash due upon conversion of or to refinance our indebtedness, including the Notes and Senior Credit Facilities, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, which is increased as a result of the recent COVID-19 pandemic. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

To the extent we issue shares of our common stock to satisfy all or a portion of our conversion obligation, conversions of the Notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their Notes.

The holders of our Notes can require us, under certain circumstances, to convert their Notes into shares of our common stock. We have the option to satisfy this conversion obligation with cash, shares of our common stock or a combination of cash and shares of our common stock at our election. To the extent we issue shares of our common stock to satisfy all or a portion of our conversion obligation, the conversion of some or all of the Notes will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

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

Our ability to satisfy our obligations pursuant to our Senior Credit Facilities depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control.

On December 13, 2018, we entered into: (i) a First Lien Revolving Credit Agreement, by and among us, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “First Lien Agent”) (as amended on October 31, 2019, the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among us, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Agent”) (as amended on February 8, 2019, June 29, 2019 and October 31, 2019, the “Second Lien Credit Agreement” and, together with the First Credit Agreement, the “Senior Credit Facilities”). The Senior Credit Facilities consist of a first lien asset based revolving credit facility of up to $25.0 million ("Revolver") and an aggregate of $80.0 million in original principal amount of second lien term loans consisting of a $50.0 million initial term loan and a $30.0 million delayed draw term loan A (collectively, the “Term Loans”). The Senior Credit Facilities also included a $15.0 million delayed draw term loan b commitment, which remained undrawn and expired on October 31, 2019. As of December 31, 2019, $25.0 million was drawn under the Revolver and $88.5 million of Term Loans were outstanding. As of December 31, 2019, the Revolver was fully drawn. The Revolver bears interest at a fluctuating rate of interest equal to one, two, three or six-month LIBOR plus a margin of 3.75% or a rate based on the prime rate plus a margin of 2.75%. The Revolver matures on the earliest to occur of the June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Term Loans bear interest at a fluctuating rate of interest equal to one, two, three or six-month LIBOR plus a margin of 8.75% or a rate based on the prime rate plus a margin of 7.75%. The Term Loans mature on the earliest to occur of the June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its First Lien Credit Agreement to) pay interest on the Term Loans in kind until the earlier to occur of the date upon which Company has provided financial statements demonstrating twelve-months of revenue of at least $125,000,000 and (ii) December 28, 2020. As the interest rates applicable to the Senior Facilities are fluctuating, we do have market risk related thereto.

We may not generate sufficient cash flow from operations to cover required interest and principal payments, which could result in an event of default and acceleration of our obligations under these agreements, which may require us to seek additional financing or restructure existing debt on unfavorable terms. In addition, adverse changes in credit markets could increase our cost of borrowing and make it more difficult for us to obtain financing. The recent COVID-19 pandemic may negatively impact our ability to make scheduled payments or satisfy other obligations pursuant to our Senior Credit Facility.

We will continue to have the ability to incur debt; if we incur substantial additional debt, these higher levels of debt may affect our ability to pay the principal of and interest on the Notes and the Senior Credit Facilities.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The indentures governing the 2023 Notes do not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. Thereafter, we and the subsidiary guarantors of the 2023 Series B Notes will continue to be restricted from incurring indebtedness, with exceptions and baskets as further set forth in the indenture governing the 2023 Series B Notes. All restrictions on the incurrence of indebtedness by us and the subsidiary guarantors in the indenture governing the 2023 Series B Notes will terminate on the first date on which the aggregate outstanding principal balance of the notes is equal to or less than 10% of the original principal balance of the 2023 Series B Notes. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on the Notes, or any fundamental change purchase price or any cash due upon conversion, to pay the principal of and interest on our Senior Credit Facilities, and our creditworthiness generally.

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

Item 3.  LEGAL PROCEEDINGS

To date, thirteen putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo New York Inc., regarding the pricing of generic pharmaceuticals, including econazole nitrate. The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased, paid and/or reimbursed patients for the purchase of generic pharmaceuticals from as early as July 1, 2009 until the time the defendants’ allegedly unlawful conduct ceased or will cease. The class plaintiffs seek treble damages for alleged overcharges during the alleged period of conspiracy, and certain of the class plaintiffs also seek injunctive relief against the defendants. The actions have been consolidated by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter. On October 16, 2018 the court dismissed the class plaintiffs’ claims against the Company with leave to replead. On December 21, 2018 the class plaintiffs filed amended complaints, which the Company moved to dismiss on February 21, 2019. This motion remains pending. On December 19, 2019 certain class plaintiffs filed a further complaint that included additional claims against the Company based on the Company’s sales of fluocinolone acetonide. A motion to dismiss this complaint has not yet been filed.

“Opt-out” antitrust lawsuits have additionally been filed against the Company by various plaintiffs, including Humana Inc.; The Kroger Co. et al.; United HealthCare Services, Inc.; Molina Healthcare, Inc.; MSP Recovery Claims, Series LLC; Health Care Service Corp.; and Harris County, Texas. All but one of these complaints have been consolidated into the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter by the Judicial Panel on Multidistrict Litigation. Each of the opt-out complaints names up to forty-seven defendants (including the Company) and involves allegations regarding the pricing of econazole along with up to 180 other drug products, most of which were not manufactured or sold by the Company during the period at issue. The opt-out plaintiffs seek treble damages for alleged overcharges for the drug products identified in the complaint during the alleged period of conspiracy, and some also seek injunctive relief. A motion to dismiss the Humana Inc. and The Kroger Co., et al. opt-out complaints was filed on February 21, 2019. A motion to dismiss the remaining opt-out complaints has not yet been filed.

Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. The arbitrator has issued an interim award finding that the Company is not liable to Stayma on two of Stayma’s three claims against the Company. The third claim will proceed to a damages phase. The Company has argued that Stayma did not suffer any damages related to this claim and will vigorously pursue complete dismissal of the third claim. In addition, the arbitrator will determine money damages owed by Stayma to the Company relating to Stayma’s failure to pay several past due invoices of approximately $1.7 million.

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

On April 15, 2019 a federal class action was filed the Oklahoma Police Pension Fund and Retirement System against the Company and certain individual defendants in the U.S. District Court, Southern District of New York. The lawsuit was brought on behalf of persons or entities who purchased or otherwise acquired publicly-traded Teligent, Inc. securities from March 7, 2017 through November 6, 2017. The complaint alleges that defendants made false or misleading statements regarding the Company’s business, operational, and compliance policies in violation of U.S. securities laws. The plaintiff seeks to recover compensable damages. Due to the early stage of these cases, we are unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. We believe these cases are without merit, and we intend to vigorously defend against these claims.

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

Stockholders

As of March 25, 2020, there were approximately 342 stockholders of record of our 53,899,495 outstanding shares of common stock.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented below should be read in conjunction with the Company's consolidated financial statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

	As of and For the Years Ended December 31,
	2019	2018	2017	2016	2015
(In thousands, except per share data)
Revenues	$65,896	$65,865	$60,202	$63,012	$37,940
Gross profit	23,523	22,385	27,372	34,687	21,315
Operating (loss) income	(8,020)	(15,099)	(11,797)	2,542	(3,192)
Interest and other non-operating income (expense)	(21,339)	(21,219)	(3,479)	(14,240)	9,895
Foreign currency exchange (loss) gain	(1,523)	(3,371)	7,719	(936)	109
Loss before income tax expense	(25,033)	(36,318)	(15,276)	(11,698)	6,703
Income tax (benefit) provision	91	(62)	(85)	287	35
Net (loss) income	(25,124)	(36,256)	(15,191)	(11,985)	6,668
Net (loss) income attributable to common stockholders	(25,124)	(36,256)	(15,191)	(11,985)	6,668
Weighted average shares outstanding:
Basic	53,839	53,593	53,324	53,078	52,873
Diluted	53,839	53,593	53,324	53,078	67,112
PER SHARE:
Net (loss) income:
Basic	(0.47)	(0.68)	(0.28)	(0.23)	0.13
Diluted	(0.47)	(0.68)	(0.28)	(0.23)	(0.07)
BALANCE SHEET DATA:
Current assets	$61,644	$48,386	$59,131	$101,965	$115,542
Property, plant and equipment, net	96,349	91,775	68,355	26,215	8,706
Total assets	206,905	190,892	184,585	181,895	183,503
Current liabilities	16,606	32,612	18,696	13,632	9,509
Long-term obligations, less current installments	195,606	139,859	121,136	111,596	107,235
Stockholders’ (deficit)/equity	(5,307)	18,421	44,753	56,667	66,759
CASH FLOW DATA:
Net cash (used in) provided by operating activities	$(18,419)	$(13,275)	$398	$(447)	$(15,459)
Net cash used in investing activities	(8,203)	(25,294)	(40,429)	(20,076)	(53,068)
Net cash provided by (used in) financing activities	30,449	25,333	269	(10)	(3,111)
Net (decrease)/increase in cash, cash equivalents and restricted cash	3,827	(13,236)	(39,762)	(20,533)	(71,638)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management’s beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions, which are difficult to predict. See “Item 1A: Risk Factors” above. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Company Overview

Strategic Overview

Teligent, Inc. and its subsidiaries (collectively the "Company") is a specialty generic pharmaceutical company. Our mission is to become a leader in the specialty generic pharmaceutical market. Under our own label, we currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States we currently market 38 generic topical pharmaceutical products and four branded generic pharmaceutical products. In Canada we sell 32 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter, ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is trading on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

Currently, we have two platforms for growth:

•Developing, manufacturing and marketing a portfolio of generic pharmaceutical products under our own or a private label in topical, injectable, complex and ophthalmic dosage forms; and

•Managing our current contract manufacturing and formulation services business.

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

In 2014, we acquired 23 drug products that had been previously approved by the United States Food and Drug Administration, or FDA. Our pipeline includes 18 Abbreviated New Drug Applications ("ANDAs") for additional pharmaceutical products filed with the FDA. We have two abbreviated new drug submissions ("ANDSs") on file with Health Canada. In addition, we have 45 product candidates at various stages of our development pipeline. We expect to continue to expand our presence in the generic pharmaceutical market through the filing of additional ANDAs with the FDA, the filing of applications to Health Canada and the subsequent launch of products as these applications are approved. We will also seek to license or acquire further products, intellectual property, or pending applications to expand our portfolio. On November 13, 2015, we acquired all of the rights, title and interest in the development, production, marketing, import and distribution of all products of Alveda Pharmaceuticals Inc., or Alveda, pursuant to two asset purchase agreements, one relating to the acquisition of all of the intellectual property-related assets of Alveda and the other relating to the acquisition of all other assets of Alveda.

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

Product and Pipeline Approvals

The following is a summary of significant approvals announced in 2019:

On January 2, 2019, we announced approval of an ANDA for Gentamicin Sulfate Ointment USP, 0.1%. This was our thirty-second approval from our internally developed pipeline of topical generic pharmaceutical medicines. We launched this product in the first quarter of 2019.

On January 24, 2019, we announced approval of an ANDA for Clobetasol Propionate Ointment USP, 0.05%. This was our first approval for 2019, and our thirty-third approval from our internally developed pipeline of topical generic pharmaceutical medicines. We launched this product in the first quarter of 2019.

On March 14, 2019, we announced approval of an ANDA for Desonide ointment, 0.05%. This was our second approval of 2019, and our thirty-fourth approval from our internally developed pipeline of topical generic pharmaceutical medicines. We launched this product in the second quarter of 2019.

On March 19, 2019, we announced approval of an ANDA for Fluocinonide Topical Solution USP, 0.05%. This was our third approval of 2019, and our thirty-fifth approval from our internally developed pipeline of topical generic pharmaceutical medicines. We launched this product in the early third quarter of 2019.

On April 4, 2019, we announced approval of an ANDA for Fluocinonide Cream USP, 0.1%. This was our fourth approval of 2019, and our thirty-sixth approval from our internally developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the second half of 2021.

On October 18, 2019, we announced approval of an ANDA for Gentamicin Sulfate Cream USP, 0.1% (gentamicin base). This was our fifth approval of 2019, and our thirty-seventh approval from our internally developed pipeline of topical generic pharmaceutical medicines. We launched this product in the fourth quarter of 2019.

Results of Operations

Fiscal year ended December 31, 2019 compared to fiscal year ended December 31, 2018

We had a net loss of $25.1 million, or $0.47 per share, during the year ended December 31, 2019 ("Current Year") compared to net loss of $36.3 million, or $0.68 per share, during the year ended December 31, 2018 ("Prior Year"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues (in thousands):

	Year Ended December 31,		Increase/(Decrease)
Components of Revenue:	2019	2018	$	%
Product sales, net	$64,291	$59,591	$4,700	8%
Contract manufacturing sales	1,362	6,047	(4,685)	(77)%
Research and development services and other income	243	227	16	7%
Total Revenues	$65,896	$65,865	$31	—%

Total revenues were $65.9 million in the Current Year compared to $65.9 million in the Prior Year.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and expenses (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
Cost of revenues	$42,373	$43,480	$(1,107)	(3)%
Selling, general and administrative	20,785	23,408	(2,623)	(11)%
Product development and research	10,758	14,076	(3,318)	(24)%
Totals costs and expenditures	$73,916	$80,964	$(7,048)	(9)%

Total costs and expenditures decreased 9%, or $7.0 million to $73.9 million in the Current Year from $81.0 million in the Prior Year. Cost of revenues decreased as a percentage of total revenue to 64% in the Current Year as compared to 66% in the Prior Year. Cost of revenues decreased $1.1 million in the Current Year mainly due to (i) product mix with lower standard costs, (ii) favorable material revaluations in 2019, (iii) less impact of annual physical inventory and (iv) lower direct salaries and related costs inclusive of stock-based compensation related to options and restricted stock offset by increases to indirect salaries as the Company increased quality staffing in 2019 and depreciation due to the opening of portions of the new facility.

Selling, general and administrative expenses in the Current Year decreased by $2.6 million as compared to the Prior Year. The changes primarily consist of (i) $1.9 million impairment loss in the Prior Year, (ii) $0.7 million decrease in salaries and related costs inclusive of stock-based compensation related to options and restricted stock, (iii) $0.8 million decrease in bad debt expense and (iv) $0.4 million decrease in other costs partially offset by an increase of $0.6 million in professional fees including legal fees and audit fees and an increase of $0.6 million in lease expense.

Product development and research expenses decreased by $3.3 million as compared to the Prior Year. As we shift focus from our portfolio of topical generic prescription pharmaceutical products to injectable generic pharmaceutical products with the addition of our new facility, we invested less in topical R&D for 2019. This was mainly due to (i) $0.4 million decrease in clinical studies, (ii) $1.1 million decrease in salaries and related costs inclusive of stock based compensation related to options and restricted stock, (iii) $0.8 million decrease in exhibit and pilot batch costs, (iv) $0.8 million decrease in GDUFA and associated fees and (v) $0.2 million decrease in contract research.

Other (Expense) Income, net (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
Interest and other expense, net	$(21,154)	$(12,298)	$8,856	72%
Foreign exchange loss	$(1,523)	$(3,371)	(1,848)	55%
Loss on debt restructuring	$(920)	$—	920	—%
Debt partial extinguishment of 2019 Notes	$(185)	$(4,235)	(4,050)	100%
Change in the fair value of derivative liability	$6,769	$—	(6,769)	—%
Debt extinguishment of prior term loan	$—	$(1,315)	(1,315)	100%

Interest and other expense, net increased in the Current Year primarily as a result of a decrease in capitalized interest of $4.6 million from Prior Year pertaining to the Buena Facility and an increase in interest expense of $4.3 million related to the current debt structure.

Foreign exchange loss of $1.5 million in the Current Year is related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

Debt partial extinguishment on the 2019 Notes was $0.2 million in the Current Year compared to $4.2 million in the Prior Year. Debt extinguishment of the Prior Term Loan was zero in the Current Year compared to $1.3 million in the Prior Year.

The gain on the change in fair value of derivative of the 2023 Series B Notes was $6.8 million in the Current Year.

Loss on debt restructuring in the Current Year was $0.9 million.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Year Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
Net loss attributable to common stockholders	$(25,124)	$(36,256)	$(11,132)	31%
Basic and diluted loss per share	$(0.47)	$(0.68)	$(0.21)	31%

Net loss for the Current Year was $25.1 million as compared to net loss of $36.3 million for the Prior Year. The decrease is primarily due to decrease i) in costs and expenses of $7.0 million, ii) in foreign exchange loss of $1.8 million, (iii) debt extinguishment losses of $5.4 million and iv) derivative liability of $6.8 million, partially offset by an increase in interest and other expenses of $8.9 million and loss on debt restructuring of $0.9 million in the Current Year as discussed above.

Liquidity and Capital Resources

The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, the Company had an accumulated deficit of $121.5 million, total principal amount of outstanding borrowings of $214.0 million, and limited capital resources to fund ongoing operations at December 31, 2019. These capital resources were comprised of cash and equivalents of $15.5 million at December 31, 2019 and the generation of cash inflows from working capital. We had working capital of $45.0 million at December 31, 2019. The Company’s available capital resources may not be sufficient for it to continue to meet its obligations as they become due over the next twelve months if we cannot improve our operating results or increase our operating cash inflows. In the event these capital resources are not sufficient, we may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all. Moreover, if the Company is unable to meet its obligations when they become due over the next twelve months through our available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, make significant changes to our operating plan, or cease operations.

Our liquidity needs have typically arisen from the funding of our new manufacturing facility, product manufacturing costs, research and development programs and the launch of new products. In the past, we have met these cash requirements through cash inflows from operations, working capital management, and proceeds from borrowings discussed in Note 6. Although the construction of our new manufacturing facility was substantially completed in October of 2018, additional investment was made in order to prepare the facility and our employees for a prior approval inspection from the FDA for our injectable line. In addition, we expect to continue to incur significant expenditures for the development of new products in our pipeline, and the manufacturing, sales and marketing of our existing product. While we rely heavily on cash flows from operating activities and borrowings from outside sources to execute our operational strategy, meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or will be available to the Company to the extent required and on acceptable terms.

The $3.8 million increase in our cash during the twelve months ended December 31, 2019 was largely due to the issuance of the 2023 Series B Notes issued by the Company in the fourth quarter of 2019, offset by the settlement of the 2019 Notes also in the fourth quarter of 2019. In addition, we had an accumulated deficit of $121.5 million as of December 31, 2019 and incurred a $25.1 million net loss and used $18.4 million in net cash from operating activities during the twelve months ended December 31, 2019.

On April 27, 2018, we entered into separate exchange agreements with certain holders of the 2019 Notes. The agreements gave the holders the right to exchange, in aggregate, $75.1 million of the 2019 Notes for $75.1 million of the 2023 Notes. The 2023 Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. At the option of the holders, the 2023 Notes are convertible into shares of our common stock, cash or a combination thereof. The initial conversion rate is $4.45 per share, subject to certain adjustments, related to either our stock price volatility, or the Company's declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders will be entitled to receive additional shares of common stock for a potential increase of the conversion rate up to $280.90 per share under a make-whole provision in some circumstances. We incurred debt issuance costs of $1.6 million upon the issuance of the 2023 Notes.

In addition, on May 4, 2018, we filed a Registration Statement on Form S-3 ("the Form S-3") pursuant to the Securities Act of 1933, as amended. The Form S-3 registration allows us to issue, from time to time and at prices to be determined at or prior to the offering, up to $50.0 million of any combination of the securities described in the prospectus, either individually or in units should the need to raise cash arise. We did not timely file our financial statements for the quarter ended September 30, 2018. The third quarter 2018 Form 10-Q was filed on December 12, 2018, after our extended deadline. As a result, our access to offer up to $50.0 million of the identified securities was suspended for twelve months. On December 12, 2019 the Form S-3 registration was once again made available to the Company.

On December 13, 2018, we entered into the Senior Credit Facilities, consisting of the Revolver and Term Loans. The Senior Credit Facilities also included a $15.0 million delayed draw term loan B commitment, which remained undrawn and expired on October 31, 2019. As of December 31, 2019, $25.0 million was drawn under the Revolver and $88.5 million of Term Loans were outstanding. The Initial Term Loan matures on the earlier to occur of (a) prior to maturity of the 2023 Notes and (b) June 13, 2024. We extended commitments related to undrawn amounts of the Delayed Draw Term Loan A from June 30, 2019 to December 13, 2019, pursuant to an amendment we entered with the Second Lien Agent on July 18, 2019. The extended Delayed Draw Term Loan A was subsequently drawn down by us in December 2019. Drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Term Loans mature on the earliest to occur of the June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Revolver matures on the earliest to occur of the June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. Our ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by the Collateral. All of our debt is subordinated to the Senior Credit Facilities. The liens securing the Term Loans are subordinated to the liens securing the Revolver. The Senior Credit Facilities had customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA which were superseded by the amendments noted below. The financial covenants consisted of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

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

In the beginning of 2019, the Company used a total of $2.7 million of proceeds from the Senior Credit Facilities to repurchase a portion of the remaining 2019 Notes. The repurchase of the 2019 Notes is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $2.7 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $0.2 million extinguishment loss in the Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which is already net of any unamortized debt issuance costs). The reduction of Additional Paid in Capital in connection with this extinguishment was immaterial. The Company settled the remaining 2019 Notes of $13.0 million in principal upon its maturity in December 2019.

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A. In January 2019, the Company drew $5.0 million and subsequently the remaining $5.0 million under the Revolver were drawn down by the Company in April 2019. On September 18, 2019, pursuant to the Protective Advance clause in the Company’s First Lien Credit Agreement with Ares Capital, the Company borrowed an incremental $2.5 million from its existing revolving credit facility. Consistent with the terms of the revolving credit facility, Protective Advances are secured by the Administrative Agent’s liens, constitute Obligations pursuant to the First Lien Credit Agreement, and bear interest at the rate applicable to the outstanding revolving credit facility balances, however, the Protective Advance is repayable on demand. The liability was subsequently paid off in November 2019 along with repayment fee of $0.1 million. The Company drew down the remaining $10 million under its borrowing capacity of Delayed Draw Term Loan A before its expiry in December of 2019.The $15 million Delayed Draw Term Loan B expired upon the issuance of the Series B Notes, prior to the Company drawing down any monies.

The Term Loans are governed by the Second Lien Credit Agreement. The 2023 Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of 2023 Term Loans by$8.5 million for the year ended December 31, 2019.

On October 31, 2019, the Company closed its Series B Notes offering in the aggregate principal amount of $34.4 million. The Series B Notes will mature in May 2023 and are convertible at the option of the holder at any time prior to maturity at an initial conversion price of $0.72 per share, subject to adjustment under certain circumstances. The Series B Notes and any shares of common stock issuable upon conversion of the Series B Notes (the “Conversion Shares”) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other jurisdiction’s securities laws, and the New 2023 Notes and the Conversion Shares may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdictions’ securities laws. The Company does not intend to file a registration statement for the resale of the Series B Notes or any Conversion Shares.

As part of the offering, the Company entered into agreements with certain holders of its existing 2023 Notes to exchange $9.0 million of the 2023 Series A Unsecured Convertible Notes for $5.1 million of the Series B Senior Unsecured Convertible Notes. The gross cash proceeds of approximately $29.3 million from the financing were used to extinguish the Company’s existing 2019 Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. The Series B Notes bear interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also has an option, and has agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. The net proceeds from the financing were $26.9 million after deducting a total of $2.3 million of the initial purchasers’ discounts and professional fees associated with the transaction.

Under ASC 470-60, Troubled Debt Restructurings by Debtors, the exchange of the $9.0 million of the Series A 2023 notes for the $5.1 million of the Series B Notes represents a troubled debt restructuring ("TDR"). The TDR did not result in a gain recognition. As a result, a new effective interest rate was established based on the $7.2 million carrying value of the original debt, net of the $2.0 million fair value of the embedded derivative liability related to the new debt issued in the TDR and $0.2 million issuance costs, getting accreted to $6.8 million representing the total amount of the future undiscounted cash flows related to the $5.1 million of the Series B Notes.

In accordance with ASC 815-15, Derivatives and hedging, Embedded Derivatives, the embedded conversion option should be bifurcated and separately accounted for as a derivative instrument, because the Company did not have enough authorized shares available to share-settle the conversion option. Such derivative instruments should be initially and subsequently measured at fair value, with changes in fair value recognized in earnings (see Note 7). The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million above accounted for in the TDR, which was subsequently remeasured to $6.8 million as of December 31, 2019, with $6.8 million recognized as a gain on change in fair value of derivative in the Company's statement of operations. Further, the $0.9 million of allocated issuance costs associated with the bifurcated conversion features embedded in the notes was recognized as a loss on debt restructuring in the Company’s statement of operations for the year ended December 31, 2019. In accordance with ASC 470-20, the initial carrying amount of the liability component of the Series B Notes, excluding the $5.1 million portion above is accounted for as a TDR, upon issuance is the residual amount between total proceeds from the transaction and the derivative liability net of allocated issuance costs. The $1.4 million debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the Series B Notes and are being amortized to interest expense using the effective interest method through the maturity date. The discount from the par amount of the Notes will be accreted to par utilizing the effective-interest rate method over the term of the Notes from the issuance date through May 2023. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs is 27.4%.

On April 6, 2020, the Company entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans, effective as of December 31, 2019. The amendments collectively among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. These financial covenants include a trailing twelve months (“TTM”) Minimum Revenue covenant that is required to be met each quarterly period from March 31, 2020 through December 31, 2020, a TTM Minimum Adjusted EBITDA that is required to be met each quarterly period from March 31, 2021 through maturity, and a minimum liquidity covenant tested at all times through the term of the agreement. These amendments supersede the financial covenants included in the original and amended agreements. Pursuant to the amended Ares Credit Agreements, in the event the Company is unable to comply with these covenants, or obtain a waiver from its lenders, the lender shall have the right, but not the obligation, to permanently reduce the commitment in whole or in part or to declare all or any portion of the outstanding balance due and payable. Furthermore, in the event that outstanding balances under the Ares Credit agreements are declared due and payable by the lender, the lenders of the 2023 Series A and Series B Unsecured Convertible Notes shall have the right, but not the obligation, to declare all of the outstanding balance due and payable as well. The Company does not currently have available liquidity to repay these outstanding borrowings in the event of a default. If the Company is unable to raise additional capital to meet these obligations, the Company may have to seek other strategic alternatives, including ceasing its operations.

In June 2019, the Company received a de-listing notice from the NASDAQ due to its share price being below $1.00 for 30 consecutive trading days. The notice specified that the Company's share price must trade above $1.00 per share for ten consecutive trading days prior to December 2, 2019 in order to prevent its common stock from being de-listed. For the 180 days preceding December 2, 2019 the Company's share price remained below $1.00. The Company requested a second 180-day extension. NASDAQ denied its request and the Company chose to file for an appeal. The Company was granted a hearing date for the end of January 2020. Subsequent to the appeal hearing, NASDAQ set a deadline of April 17, 2020 for the Company to regain compliance with NASDAQ’s continuing listing requirements. In early March 2020 the COVID-19 global pandemic triggered a significant decline in global capital markets, including NASDAQ. In light of this significant decline, the Company requested NASDAQ to reconsider the April 17, 2020 deadline. NASDAQ agreed to the Company’s request and set a new deadline to regain compliance by June 1, 2020. In January 2020, the Company’s Board of Directors and shareholders approved a reverse stock split in the range of any whole number between five (5) and ten (10) to one (1). While the Company believes that the reverse stock split will ultimately increase its share price above $1.00 for the required ten consecutive trading days, it can provide no assurances that its shares will trade above $1.00 per share for the required time period. A de-listing from the NASDAQ would be a “Fundamental Change” under the Company’s 2023 Series A and Series B Unsecured Convertible Notes which triggers a right by the holders to require the Company repurchase the Convertible Notes. In such an event, the Company would need to seek financing to repurchase the Convertible Notes and there is no guarantee that such financing would be available or on terms acceptable to the Company. If noteholders demanded a repurchase of the notes and the Company could not finance the repurchase, it would be in default under the Indentures governing the Convertible Notes, and in that event the lenders of the Ares Credit agreements would have the right, but not the obligation, to declare all of the outstanding balance under those agreements due and payable as well. Therefore, in the event of the Company’s shares are de-listed from the NASDAQ, the Company would likely have to seek some combination of waivers from its lenders and noteholders and seek new capital through the sale of equity or debt securities. If the Company is unable to obtain such waivers or raise new capital to meet these obligations if they become due, it may have to seek other strategic alternatives, including ceasing operations.

The negative financial conditions described above raise substantial doubt about our ability to continue as a going concern as of December 31, 2019.

Operating Activities

Our operating activities used $18.4 million of cash during the year ended December 31, 2019 compared to $13.3 million during the year ended December 31, 2018. The cash used for the year ended December 31, 2019 was mostly due to an increase in accounts receivable of $3.7 million and inventories of $6.1 million, and a reduction in deferred income of $2.4 million, in addition to $5.6 million of interest paid on our Notes, Revolver, and Term Loans. The cash used for the year ended December 31, 2018 was mostly due to an increase in accounts receivable of $4.0 million and inventories of $1.6 million, and a reduction in accounts payable of $3.4 million, in addition to $7.3 million of interest paid on our Notes, Revolver and Term Loans.

Investing Activities

Our investing activities used $8.2 million during the year ended December 31, 2019 compared to $25.3 million for the year ended December 31, 2018. The funds used for the year ended December 31, 2019 included $8.2 million in capital expenditure, the majority of which were for the continued facility expansion in Buena, NJ. The funds used for the year ended December 31, 2018 included $25.3 million in capital expenditures, the majority of which were also for the facility expansion in Buena.

Financing Activities

Our financing activities provided $30.4 million of cash during the year ended December 31, 2019 compared to $25.3 million of cash provided by in the year ended December 31, 2018. The cash provided during the year ended December 31, 2019 consisted of proceeds from the 2023 Series B Notes net of issuance costs of $26.9 million as well as net borrowing from the Company’s Senior Credit Facility of $19.2 million, offset by the settlement of our 2019 Notes of $15.7 million. The cash provided during the year ended December 31, 2018 consisted of proceeds from the Prior Term Loan which was later replaced by the Senior Credit Facilities with Ares Capital Management.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Contractual Obligations

Our contractual obligations and commitments as of December 31, 2019 are presented below. Outstanding debt and interest obligation are discussed in Note 6 of our Consolidated Financial Statements. As more fully described under Item 2 - Properties, we lease a warehouse in Vineland, New Jersey, office space in Iselin, New Jersey, office space in Mississauga, Canada and office and laboratory space in Tallinn, Estonia. Our remaining obligations under these leases are summarized below.

	Obligations Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short term debt obligations	$—	$—	$—	$—	$—
Long term debt obligations	213,959	—	25,000	188,959	—
Interest on debt obligations	59,915	17,277	36,525	6,113	—
Operating Lease	3,423	635	1,160	785	843
Total	$277,297	$17,912	$62,685	$195,857	$843

We have certain licensing and development agreement in place under which we will pay certain licensing fees and milestones over the lives of certain projects. These commitments totaled approximately $2.4 million as of December 31, 2019 and will be paid over the next several years in accordance with agreed upon milestones.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at December 31, 2019 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of December 31, 2019, based on level 2 inputs, the fair value of our 2023 Notes was approximately$23.0 million compared to their carrying value of $53.1 million and the fair value of our 2023 Series B Notes was approximately $28.9 million including the derivative liability of $6.8 million as mentioned below.

As of December 31, 2019, based on level 3 inputs, the fair value of the derivative liability associated with our 2023 Series B Notes was $6.8 million. (Note 7).

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to wholesaler and distributor customers and national retail chain customers, based upon credit evaluations, in the normal course of business, primarily with 60 to 90-day terms. The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the generic prescription pharmaceutical business. Typically, the aggregate gross-to-net adjustments related to these customers can exceed 70% of the gross sales through this distribution channel. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction to accounts receivable.

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

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company’s revenue is recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns. The Company derives its revenues from three types of transactions: sales of its own pharmaceutical products (Company product sales), sales of manufactured product for its customers (contract manufacturing sales), and research and product development services performed for third parties. Due to differences in the substance of these transaction types, the transactions require, and the Company utilizes, different revenue recognition policies for each. Taxes collected from customers and remitted to government authorities are excluded from revenues.

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

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

Rebates are used for various discounts and rebates provided to customers. The Company reviews the percentage of products sold through these programs by reviewing chargeback data and applies the appropriate percentages to calculate the rebate accrual. Rebates invoices and/or payments are received monthly, quarterly or annually and reviewed against the accruals. Other items that could be included in accrued rebates represent price protection fees, shelf stock adjustments (SSAs) or other various amounts that would serve as one-time discounts on specific products.

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of the derivative liability associated with certain Notes, sales returns and allowances, allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related valuation allowances, stock based compensation, the assessment for the impairment of long-lived assets (including intangibles, goodwill and property, plant and equipment), property, plant and equipment and legal accruals. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, our principal debt obligations consisted of our 2023 Notes, our 2023 Series B Notes and our Senior Credit Facilities.

On April 27, 2018, we entered into separate exchange agreements with certain holders of our then outstanding 2019 Notes. The agreements gave the holders the right to exchange an aggregate of $75.1 million of the 2019 Notes for $75.1 million of 2023 Notes. The 2023 Notes bear a fixed interest rate of 4.75% per year, payable semi-annually in cash with the principal payable in May 2023. At the option of the holders, the 2023 Notes are convertible into shares of the Company’s common stock, cash or a combination thereof at an initial conversion price per share of $4.45, subject to adjustment in certain circumstances. In addition, holders will be entitled to receive additional shares of common stock for a potential increase in the conversion rate under a make-whole provision in some circumstances. As the interest rate under the 2023 Notes is fixed, we have no market risk related thereto.

On October 28, 2019, we completed the sale of $29.3 million aggregate principal amount of our 2023 Series B Notes for cash and we issued an additional $5.1 million aggregate principal amount of the 2023 Series B Notes in exchange for an aggregate principal amount of $9.0 million of the 2023 Notes. Interest on the outstanding principal of the 2023 Series B Notes accrues at either (x) a fixed rate of 7% if the Company elects to pay interest in cash or (y) 8% if the Company elects to pay interest in kind. In any case, interest is due and payable (either in cash or in kind, as elected by the Company) semi-annually every May 1 and November 1 (commencing on May 1, 2020) until the 2023 Series B Notes mature on May 1, 2023. Holders of the 2023 Series B Notes are entitled to convert principal and accrued, unpaid interest on the 2023 Series B Notes into, at the Company’s election, cash, shares of Common Stock, or a combination thereof, at an initial conversion price per share of Common Stock equal to $0.72, subject to adjustment under certain circumstances. The Company has covenanted to its lenders under the Senior Credit Facilities to not elect to pay interest in cash for so long as it has the option to do so. As the interest rate under 2023 Series B Notes is fixed, we have no market risk related thereto.

On December 13, 2018, we entered into the Senior Credit Facilities, consisting of the Revolver and Term Loans. The Senior Credit Facilities also included a $15.0 delayed draw term loan b commitment, which remained undrawn and expired on October 31, 2019. As of December 31, 2019, $25.0 million was drawn under the Revolver and $88.5 million of Term Loans were outstanding. As of December 31, 2019, the Revolver was fully drawn. The Revolver bears interest at a fluctuating rate of interest equal to one, two, three or six-month LIBOR plus a margin of 3.75% or a rate based on the prime rate plus a margin of 2.75%. The Revolver matures on the earliest to occur of the June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Term Loans bear interest at a fluctuating rate of interest equal to one, two, three or six-month LIBOR plus a margin of 8.75% or a rate based on the prime rate plus a margin of 7.75%. The Term Loans mature on the earliest to occur of the June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its First Lien Credit Agreement to) pay interest on the Term Loans in kind until the earlier to occur of the date upon which Company has provided financial statements demonstrating twelve-months of revenue of at least $125,000,000 and (ii) December 28, 2020. As the interest rates applicable to the Senior Facilities are fluctuating, we do have market risk related thereto.

On April 6, 2020, the Company entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans, effective as of December 31, 2019. The amendments collectively among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019.

The associated increase in interest rates are effective as of the Amendment Closing Date. The Revolver bears interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.50% or a rate based on the prime rate plus a margin of 4.50%, with a LIBOR floor of 1.5%. The Term Loans bear interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13.0% or a rate based on the prime rate plus a margin of 12.0%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments. As of December 31, 2019, based on level 2 inputs, the fair value of our 2023 Notes was approximately $23.0 million compared to their carrying value of $53.1 million and the fair value of our 2023 Series B Notes was approximately $28.9 million including the derivative liability of $6.8 million.

For a description of the fair value hierarchy and the Company's fair value methodologies, see Note 2 "Summary of Significant Accounting Policies."

As of December 31, 2019, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily. Accordingly, these overnight investments are subject to market risk.

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

As of December 31, 2019, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2019 (the “Evaluation Date”), because of the material weaknesses in our internal control over financial reporting described below.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting and concluded that they were not effective as of December 31, 2019. In making this assessment, management used the criteria set forth by the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of the Evaluation Date.

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

We did not maintain an effective control environment to enable the identification and mitigation of risks of accounting errors based on the contributing factors to material weakness in the control environment, including:

•We did not attract, develop, and retain competent management
•Our oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate in preventing or detecting accounting errors.

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

The following deficiency in control activities, among others, contributed to accounting errors or the potential for there to have been accounting errors in substantially all financial statements account balances and disclosures:

•Lack of sufficient resources within the accounting and financial reporting department to review for the completeness and accuracy of source data in the calculation of certain gross-to-net revenue reserves and allowances;

•Inadequate segregation of duties.

Information and Communication

We did not generate and provide quality information and communication based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to obtaining, generating, and using relevant quality information to support the function of internal control.

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

The following were contributing factors to the material weaknesses in monitoring activities:

• As new controls were implemented throughout the year, testing procedures were delayed, which resulted in delayed and limited communication of control failures to process owners.

• Failure to effectively communicate relevant information and internal control deficiencies to our Audit Committee for appropriate oversight, monitoring and enforcement of corrective action.

As the Company is now classified as a smaller reporting company, Deloitte & Touche LLP, our independent registered public accounting firm, has not audited the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were changes made during the year ended December 31, 2019 in our internal control over financial reporting that have affected, or are reasonably likely to affect, our internal control over financial reporting. These changes, however, were not all in place for an adequate period of time for management to appropriately assess the operating effectiveness of these controls.

Remediation Plan and Status

Our remediation efforts are ongoing and we will continue our initiatives to implement and document policies, procedures, and internal controls.

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2020 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

To date, we have hired a new senior leader in one of our foreign affiliates who, among other responsibilities, ensures customer contract terms and price concessions are reviewed with key members of the accounting and financial reporting department on a timely basis to appropriately reflect in the financial records. In addition, we hired new accounting and financial reporting team members and engaged external resources with significant experience with systems similar to the Company's ERP system and infrastructure to provide additional capacity, analytical and functional capabilities, and cross-training. The addition of skilled personnel will allow us to select and develop appropriate policies, procedures, and controls to strengthen our control environment. Management will evaluate and correct segregation of duties concerns where possible: however due to the limited size of the organization, inclusive of the finance and IT departments, management may not economically be able to correct certain segregation of duty issues . We will continue to evaluate and hire additional resources within our accounting and financial reporting, internal audit, and information technology functions with the appropriate experience, certifications, education, and training for key financial reporting and accounting positions when budgets permit. Management believes this will reduce the risk of a material misstatement resulting from the material weaknesses described above. However, it will require a period of time to determine the operating effectiveness of these newly implemented internal controls over financial reporting.

Risk Assessment

We have begun to implement a process for performing detailed reviews of financial records at our corporate headquarters for the purpose of identifying and correcting accounting errors. We will continue to enhance risk assessment procedures and conduct a comprehensive risk assessment to enhance overall compliance. The results of this effort are expected to enable us to effectively identify, develop, and implement controls and procedures to address risks.

Control Activities

We have begun the process of redesigning and implementing internal control activities. We also plan to establish policies and procedures and have enhanced corporate oversight of process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to further the remediating of our material weaknesses.

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

Monitoring Activities

In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses, including through the following:

• We will continue to monitor internal audit, finance, accounting, and information technology staffing levels.

• We are also developing effective communication plans relating to, among other things, the identification of deficiencies and recommendations for corrective actions. These plans will apply to all parties responsible for remediation.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation and “Management and Corporate Governance in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1)	See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

(a)(2)	Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3)	The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Teligent, Inc., dated October 23, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed October 23, 2015).

(3.2)	Amended and Restated Bylaws of IGI Laboratories, Inc., effective May 7, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K, filed May 12, 2008).

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

(4.3)
Indenture, dated May 1, 2018, by and between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed May 2, 2018)

(4.4)
Indenture, dated as of October 31, 2019, by and among the Company, certain subsidiary guarantors named therein, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed October 31, 2019).

(4.5)	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K, filed October 31, 2019)

(4.6)*	Description of Capital Stock (filed herewith).

(4.7)	Form of Warrant, dated as of April 6, 2020, by and among the Company and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed April 8, 2020).

(10.1)#	IGI, Inc. 1998 Directors Stock Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).

(10.2)#	IGI, Inc. 1999 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342, filed June 30, 2009).

(10.3)#	IGI, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).

(10.4)#	IGI Laboratories, Inc. 2009 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed June 4, 2014).

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

(10.8)#	Form of Indemnification Agreement for Certain Directors (incorporated by reference to Exhibit 10.11 to the March 19, 2009 8-K).

(10.9)#	Employment Agreement dated July 30, 2012 between IGI Laboratories, Inc. and Jason Grenfell-Gardner (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed July 30, 2012).

(10.10)+
Purchase and Sale Agreement between the Company and Prasco, LLC for the purchase of econazole nitrate cream 1%, dated February 1, 2013, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed August 9, 2013).

(10.11)
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

(10.13)+
Asset Purchase Agreement dated as of September 24, 2014, by and between IGI Laboratories, Inc. and AstraZeneca Pharmaceuticals LP (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q, filed November 13, 2014).

(10.14)
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

(10.15)
Guaranty and Security Agreement dated as of November 18, 2014, by and among IGI Laboratories, Inc., Igen, Inc., and IGI Labs, Inc. as Borrowers and each other Grantor from time to time party thereto in favor of General Electric Capital Corporation as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed November 24, 2014).

(10.16)
Purchase Agreement dated December 10, 2014, by and between IGI Laboratories, Inc. and the initial purchasers set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 17, 2014).

(10.17)
Second Amendment to Credit Agreement, dated as of August 14, 2015, by and among Teligent, Inc., Igen, Inc. and Teligent Pharma, Inc. as Borrowers, General Electric Capital Corporation as Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q, filed November 9, 2015).

(10.18)
Third Amendment to Credit Agreement, dated as of September 16, 2015, by and among Teligent, Inc., Igen, Inc. and Teligent Pharma, Inc. as Borrowers, General Electric Capital Corporation as Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q, filed November 9, 2015).

(10.19)+
Asset Purchase Agreement, dated as of October 5, 2015, by between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent, Inc. and Teligent Jersey Limited, on the other hand (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q, filed November 9, 2015).

(10.20)
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

(10.22)
Contribution Agreement, by and between the Teligent, Inc. and Teligent Luxembourg S.à.r.l., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.23)
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

(10.25)
Distribution Agreement, by and between Teligent OÜ and Teligent Canada Inc., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.26)
First Amendment to Asset Purchase Agreement, by and between Teligent, Inc. and AstraZeneca Pharmaceuticals, LP, dated as of November 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 4, 2015).

(10.27)
First Amendment to Asset Purchase Agreement, dated December 10, 2015, by and between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent, Inc. and Teligent Jersey Limited, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 15, 2015).

(10.28)
Trademark Assignment Agreement, dated December 10, 2015, by and between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent Jersey Limited, on the other hand (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed December 15, 2015).

(10.29)#
Teligent, Inc. 2016 Equity Incentive Plan, as amended Equity Incentive Plan, as amended (incorporated by reference to Exhibit (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2018 filed December 12, 2018).

(10.30)#	Form of Amendment to Outstanding Option Agreements under the Company’s 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.31 to the Company 10-K, filed March 12, 2017).

(10.31)#	Form of Amendment to Outstanding RSU Agreements under the Company’s 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.32 to the Company 10-K, filed March 12, 2017).

(10.32)#	Form of Exchange Agreement Related to 4.75% Convertible Senior Notes (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K, filed May 2, 2018).

(10.33)#
Credit Agreement, dated June 1, 2018, by and among the Company, the guarantors party thereto from time to time, each lender from time to time party thereto and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed June 5, 2018).

(10.34)#	Commitment Letter, dated November 12, 2018, by and between the Company and Ares Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed November 13, 2018).

(10.35)#
First Lien Revolving Credit Agreement, dated December 13, 2018, by and among the Company, certain Subsidiaries thereof, the Lenders from time to time party thereto, and ACF Finco LLP, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 14, 2018).

(10.36)#
Second Lien Credit Agreement, dated December 13, 2018, by and among the Company, certain Subsidiaries thereof, the Lenders from time to time party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report as Form 8-K, filed December 14, 2018).

(10.38)#	Employment Agreement dated January 2, 2018 between the Company and Damian Finio (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed January 26, 2018).

(10.39)*
Amendment No. 1 dated February 8, 2018 to Second Lien Credit Agreement dated December 31, 2018 by and among the Company, certain subsidiaries, the lenders from time to time party thereto, and Ares Capital Corporation, as Administrative Agent (filed herewith).

(10.40)*
Amendment No. 2 dated July 18, 2019 to Second Lien Credit Agreement dated December 31, 2018 by and among the Company, certain subsidiaries, the lenders from time to time party thereto, and Ares Capital Corporation, as Administrative Agent (filed herewith).

(10.41)
Form of Purchase Agreement, dated as of October 28, 2019, between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed October 31, 2019).

(10.42)
Form of Exchange Agreement, dated as of October 28, 2019, between the Company and the exchanging noteholder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed October 31, 2019).

(10.43)
Consent and Amendment No. 1 to First Lien Credit Agreement, dated as of October 31, 2019, by and among the Company, certain subsidiaries thereto, the lenders party thereto, and ACF Finco I LP, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed October 31, 2019).

(10.44)
Consent and Amendment No. 3 to Second Lien Credit Agreement, dated as of October 31, 2019, by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed October 31, 2019).

(10.45)	Teligent, Inc. Change in Control Severance Policy (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on January 15, 2020).

(10.46)*#	Separation Agreement between the Company and Jason Grenfell-Gardner dated February 5, 2020 (filed herewith).

(10.47)#	Employment Agreement dated February 4, 2020 between the Company and Tim Sawyer (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 5, 2020).

(10.48)
Amendment No. 2 to First Lien Credit Agreement, dated as of April 6, 2020, by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and ACF Finco I LP, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 8, 2020).

(10.49)
Amendment No. 4 to Second Lien Credit Agreement, dated as of April 6, 2020 by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 8, 2020).

(21)*	List of Subsidiaries (filed herewith).

(23.1)*	Consent of Deloitte & Touche LLP (filed herewith).

(31.1)*
Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)*
Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)*
Certification of the President and Chief Executive Officer and of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101)*	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Teligent, Inc.

By:	/s/ Timothy B. Sawyer
Timothy B. Sawyer
President and Chief Executive Officer

Date: April 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Timothy B. Sawyer	Director, President and Chief Executive Officer	April 13, 2020
Timothy B. Sawyer	(Principal Executive Officer)

/s/ Damian Finio	Chief Financial Officer	April 13, 2020
Damian Finio	(Principal Financial Officer, Principal Accounting Officer)

/s/ Steven Koehler	Director	April 13, 2020
Steven Koehler

/s/ James Gale	Director	April 13, 2020
James Gale

/s/ Bhaskar Chaudhuri	Director	April 13, 2020
Bhaskar Chaudhuri

/s/ John Celentano	Director	April 13, 2020
John Celentano

/s/ Carole Ben-Maimon	Director	April 13, 2020
Carole Ben-Maimon

/s/ Thomas Sabatino	Director	April 13, 2020
Thomas Sabatino

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Teligent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Teligent, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index to Consolidated Financial Statements (collectively referred to as the "financial statements "). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has stated that the uncertainty they anticipate in maintaining sufficient liquidity to fund ongoing operations raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has adopted Accounting Standards Update 842, Leases, using the optional transition method, on January 1, 2019.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

April 13, 2020

We have served as the Company’s auditor since 2018.

2

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	12/31/2019	12/31/2018
ASSETS
Current assets:
Cash and cash equivalents	$15,508	$9,705
Restricted cash	206	2,892
Accounts receivable, net of allowance for doubtful accounts of $2,208 and $2,636, as of December 31, 2019 and December 31, 2018, respectively	20,374	16,120
Inventories	23,031	16,296
Prepaid expenses and other receivables	2,525	3,373
Total current assets	61,644	48,386
Property, plant and equipment, net	96,349	91,775
Intangible assets, net	44,645	48,375
Goodwill	491	470
Other	3,776	1,886
Total assets	$206,905	$190,892

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable	$6,875	$5,933
Accrued expenses	9,285	9,842
Deferred income, current	—	2,426
Convertible 3.75% Senior Notes, net of debt discount and debt issuance costs (face of $15,702 as of December 31, 2018 )	—	14,411
Capital lease obligation, current	446	—
Total current liabilities	16,606	32,612

Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $66,090 and $75,090 as of December 31, 2019 and December 31, 2018, respectively)	53,093	56,909
Revolver (face of $25,000 and $15,000 as of December 31, 2019 and December 31, 2018, respectively)	25,000	15,000
Series B Senior Convertible Notes, net of debt discount and debt issuance costs (face of $34,405 as of December 31, 2019)	21,824	—
2023 Term Loan, net of debt issuance costs (face of $88,464 and $70,000 as of December 31, 2019 and December 31, 2018, respectively)	86,452	67,662
Derivative liability	6,776	—
Deferred tax liability	205	215
Other long term liabilities	2,256	73
Total liabilities	212,212	172,471
Commitments and Contingencies
Stockholders’ (deficit)/equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,850,427 and 53,774,221 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	558	557
Additional paid-in capital	117,967	116,864
Accumulated deficit	(121,474)	(96,350)
Accumulated other comprehensive loss, net of taxes	(2,358)	(2,650)
Total stockholders’ (deficit)/equity	(5,307)	18,421
Total liabilities and stockholders’ (deficit)/equity	$206,905	$190,892
The accompanying notes are an integral part of the consolidated financial statements.

3

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2019 and 2018
(in thousands, except shares and per share information)

	2019	2018
Revenue, net	$65,896	$65,865

Costs and Expenses:
Cost of revenues	42,373	43,480
Selling, general and administrative expenses	20,785	23,408
Product development and research expenses	10,758	14,076
Total costs and expenses	73,916	80,964
Operating loss	(8,020)	(15,099)

Other Expense:
Foreign currency exchange loss	(1,523)	(3,371)
Debt partial extinguishment of 2019 Notes	(185)	(4,235)
Debt extinguishment of Prior Term Loan	—	(1,315)
Interest and other expense, net	(21,154)	(12,298)
Change in the fair value of derivative liability	6,769	—
Loss on debt restructuring	(920)	—
Loss before income tax expense	(25,033)	(36,318)

Income tax expense / (benefit)	91	(62)

Net loss attributable to common stockholders	$(25,124)	$(36,256)

Basic and diluted loss per share	$(0.47)	$(0.68)

Weighted average shares of common stock outstanding:
Basic and diluted	53,839,139	53,592,930

The accompanying notes are an integral part of the consolidated financial statements.

4

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2019 and 2018
(in thousands)

	2019	2018
Net loss	$(25,124)	$(36,256)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	292	(631)
Other comprehensive loss	292	(631)

Comprehensive loss	$(24,832)	$(36,887)

The accompanying notes are an integral part of the consolidated financial statements.

5

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019 and 2018
(in thousands)
6

	2019	2018
Cash flows from operating activities:
Net loss	$(25,124)	$(36,256)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets	3,688	2,579
Gain on sale of assets	—	(20)
Provision for write down of inventory	(459)	1,363
Provision for bad debt	(428)	452
Issuance of stock to consultant	—	102
Stock based compensation	1,076	1,970
Amortization of debt costs and debt discount	6,514	9,226
Amortization of intangibles	3,008	3,096
Non cash lease expense	408	—
Deferred income taxes	(22)	73
Foreign currency exchange loss (gain)	1,523	3,371
Partial extinguishment of 3.75% senior notes	185	4,235
Non cash interest expense	8,464	—
Extinguishment of prior term loan	—	1,315
Loss on impairment of intangible assets	—	1,924
Loss on debt restructuring	920	—
Change in the fair value of derivative liability	(6,769)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,655)	(4,047)
Inventories	(6,145)	(1,877)
Prepaid expenses and other current receivables	803	224
Other assets	12	(26)
Accounts payable and accrued expenses	377	(3,405)
Operating liabilities	(369)	—
Deferred income	(2,426)	2,426
Net cash used in operating activities	(18,419)	(13,275)
Cash flows from investing activities:
Capital expenditures	(8,203)	(25,332)
Disposal of fixed assets	—	38
Net cash used in investing activities	(8,203)	(25,294)
Cash flows from financing activities:
Proceeds from prior term loan	—	25,000
Proceeds from 2023 term loan	10,000	70,000
Proceeds from 2023 Series B senior notes	17,750	—
Proceeds from 2023 Series B bifurcated conversion option	11,525	—
Proceeds from revolver	12,500	15,000
Repayment of revolver	(2,500)	—
Repayment of prior term loan, net	—	(25,550)
Repayment of 3.75% senior notes	(13,022)	—
Debt issuance costs	(3,107)	(6,239)
Repurchase of 3.75% senior notes	(2,686)	(53,123)
Proceeds from exercise of common stock options and warrants	—	251
Principal payments on capital lease obligations	(11)	(6)
Net cash provided by financing activities	30,449	25,333

Effect of exchange rate on cash, cash equivalents and restricted cash	(714)	(860)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,827	(13,236)
Cash, cash equivalents and restricted cash at beginning of year	13,069	27,165

Cash, cash equivalents and restricted cash at end of year	$16,182	$13,069

Supplemental Cash flow information:
Cash payments for interest	$5,633	$7,340
Cash payments for income taxes	150	89
Non cash investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	46	568
Capitalized stock compensation in capital expenditures	28	96
Issuance of stock to consultant	—	102
7

The accompanying notes are an integral part of the consolidated financial statements.
8

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2019 and 2018
(in thousands, except share information)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, January 1, 2018	53,400,281	$554	$106,312	$(60,094)	$(2,019)	$44,753

Issuance of stock to consultant	25,000	—	102	—	—	102
Stock based compensation expense			2,066	—	—	2,066
Stock options exercised	239,000	2	249	—	—	251
Issuance of stock for vested restricted stock units	109,940	1	(1)	—	—	—
Fair value of conversion feature on Convertible 4.75% Senior Notes			18,658			18,658
Partial extinguishment of equity component of Convertible 3.75% Senior Notes			(10,522)			(10,522)
Cumulative translation adjustment	—	—	—	—	(631)	(631)
Net loss	—	—	—	(36,256)	—	(36,256)
Balance, December 31, 2018	53,774,221	$557	$116,864	$(96,350)	$(2,650)	$18,421
Stock based compensation expense	—	—	1,104	—	—	1,104
Issuance of stock for vested restricted stock units	76,206	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	—	292	292
Net loss	—	—	—	(25,124)	—	(25,124)
Balance, December 31, 2019	53,850,427	558	$117,967	$(121,474)	$(2,358)	$(5,307)

The accompanying notes are an integral part of the consolidated financial statements.
9

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of the Business and Going Concern

Nature of the Business

Teligent, Inc. is a Delaware corporation incorporated in 1977 and is a specialty generic pharmaceutical company. Under its own label, the Company markets and sells generic topical and branded generic and generic injectable pharmaceutical products in the United States and Canada. In the United States, the Company currently markets 38 generic topical pharmaceutical products and four branded generic pharmaceutical products. In Canada, the Company sells over 32 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. The Company also provides contract manufacturing services to the pharmaceutical, over-the-counter, ("OTC"), and cosmetic markets. The Company operates its business under one segment. Our common stock has traded on the Nasdaq Global Select Market, under the trading symbol “TLGT” since October 26, 2015.

Teligent also develops, manufactures, fills, and packages topical semi-solid and liquid products for branded and generic pharmaceutical customers, as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis, and eczema. Teligent received its certification of expanded facility in the fourth quarter of 2018 and continued to develop and file ANDAs with the FDA in 2019. As the Company continues to execute the expansion of its development and commercial base beyond topical generics to include injectable generics, complex generics and ophthalmic generics (what we call our “TICO strategy”), it will compete in other markets, including the ophthalmic generic pharmaceutical market, and expects to face other competitors.

Going Concern

ASU 205-40 – Presentation of Financial Statements – Going Concern requires management to evaluate an entity’s ability to continue as a going concern within one year after the date the financial statements are available for issuance. Specifically, management is required to evaluate whether the presence of negative conditions or events, when considered individually and in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern. Substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are available for issuance. Management has identified the following negative conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2019:

•The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, the Company had an accumulated deficit of $121.5 million, total principal amount of outstanding borrowings of $214.0 million, and limited capital resources to fund ongoing operations at December 31, 2019. These capital resources were comprised of cash and equivalents of $15.5 million at December 31, 2019 and the generation of cash inflows from working capital. The Company’s available capital resources may not be sufficient for it to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. In the event these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all. Moreover, if the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan or cease its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•As disclosed in Note 17-Subsequent Events, the Company is subject to certain financial covenants as set forth in the April 6, 2020 amendments to the Senior Credit Facilities. These financial covenants include a trailing twelve months (“TTM”) Minimum Revenue covenant that is required to be met each quarterly period from March 31, 2020 through December 31, 2020, a TTM Minimum Adjusted EBITDA that is required to be met each quarterly period from March 31, 2021 through maturity, and a minimum liquidity covenant tested at all times through the term of the agreement. These amendments supersede the financial covenants included in the original and amended agreements disclosed in Note 6-Debt. In the event the Company is unable to comply with these covenants, or obtain a waiver from its lenders, the lender shall have the right, but not the obligation, to permanently reduce the commitment in whole or in part or to declare all or any portion of the outstanding balance due and payable. Furthermore, in the event that outstanding
10

balances under the Ares Credit agreements are declared due and payable by the lender, the lenders of the 2023 Series A and Series B Unsecured Convertible Notes shall have the right, but not the obligation, to declare all of the outstanding balance due and payable as well. If the Company is unable to raise additional capital to meet these obligations, the Company may have to seek other strategic alternatives, including ceasing its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•In June 2019, the Company received a de-listing notice from the NASDAQ due to its share price being below $1.00 for 30 consecutive trading days. The notice specified that the Company's share price must trade above $1.00 per share for ten consecutive trading days prior to December 2, 2019 in order to prevent its common stock from being de-listed. For the 180 days preceding December 2, 2019 the Company's share price remained below $1.00. The Company requested a second 180-day extension. NASDAQ denied its request and the Company chose to file for an appeal. The Company was granted a hearing date for the end of January 2020. Subsequent to the appeal hearing, NASDAQ set a deadline of April 17, 2020 for the Company to regain compliance with NASDAQ’s continuing listing requirements. In early March 2020 the COVID-19 global pandemic triggered a significant decline in global capital markets, including NASDAQ. In light of this significant decline, the Company requested NASDAQ to reconsider the April 17, 2020 deadline. NASDAQ agreed to the Company’s request and set a new deadline to regain compliance by June 1, 2020. In January 2020, the Company’s Board of Directors and shareholders approved a reverse stock split in the range of any whole number between five (5) and ten (10) to one (1). While the Company believes that the reverse stock split will ultimately increase its share price above $1.00 for the required ten consecutive trading days, it can provide no assurances that its shares will trade above $1.00 per share for the required time period. A de-listing from the NASDAQ would be a “Fundamental Change” under the Company’s 2023 Series A and Series B Unsecured Convertible Notes which triggers a right by the holders to require the Company repurchase the Convertible Notes. In such an event, the Company would need to seek financing to repurchase the Convertible Notes and there is no guarantee that such financing would be available or on terms acceptable to the Company. If noteholders demanded a repurchase of the notes and the Company could not finance the repurchase, it would be in default under the Indentures governing the Convertible Notes, and in that event the lenders of the Ares Credit agreements would have the right, but not the obligation, to declare all of the outstanding balance under those agreements due and payable as well. Therefore, in the event of the Company’s shares are de-listed from the NASDAQ, the Company would likely have to seek some combination of waivers from its lenders and noteholders and seek new capital through the sale of equity or debt securities. If the Company is unable to obtain such waivers or raise new capital to meet these obligations if they become due, it may have to seek other strategic alternatives, including ceasing operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.      Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the following entities: Igen, Inc., Teligent Pharma. Inc., Teligent Luxembourg S.à.r.l., Teligent OÜ and Teligent Canada Inc, in addition to the following inactive entities: Microburst Energy, Inc., Blood Cells, Inc. and Flavorsome, Ltd. All inter-company accounts and transactions have been eliminated. Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of the derivative liability associated with certain Notes, sales returns and allowances, allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related valuation allowances, stock based compensation, the assessment for the impairment of long-lived assets (including intangibles, goodwill and property, plant and equipment), property, plant and equipment and legal accruals. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Cash and cash equivalents include cash on hand and bank demand deposits used in the Company’s cash management program.

The Company has restricted cash, consisting of escrow accounts and letter of credits, which are included within other long-term assets on the Consolidated Balance Sheet. In addition, pursuant to the New Credit Facilities agreement, proceeds from the 2023 Term Loan were deposited in a blocked bank account and restricted for use for the sole purpose of repurchasing the outstanding 2019 Notes. During the first quarter of 2019, the Company used a total of $2.7 million of restricted cash to repurchase a portion of the remaining 2019 Notes. The remaining 2019 Notes were settled on their maturity (Note 6).

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total amounts in the Consolidated Statement of Cash Flows as follows (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$15,508	$9,705
Restricted cash	206	2,892
Restricted cash in other assets	468	472
Cash, cash equivalents and restricted cash in the statement of cash flows	$16,182	$13,069

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. The Company records an inventory reserve for losses associated with dated, expired, excess and obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production, and extension capabilities of materials on hand. Management does not believe the Company’s inventory is subject to significant risk of obsolescence in the near term.

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is provided for under the straight-line method over the assets’ estimated useful lives as follows:

Descriptions	Useful Lives

Buildings and improvements	10-40 years
Machinery and equipment	5-15 years
Computer hardware and software	3-5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. Construction in progress ("CIP") costs are depreciated based on their respective asset class when they are put into service. When assets are retired or disposed, the historical cost and accumulated depreciation thereon are removed with any gains or losses included in operating results.

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization of definite-lived intangible assets are computed on a straight-line basis over the assets’ estimated useful life, generally for periods ranging from 10 to 15 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Indefinite-lived intangible assets are not amortized, but instead are tested at least annually for impairment. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. An impairment is recognized in the amount, if any, by which the carrying amount of
12

such assets exceeds its respective fair value and would be recorded in selling, general and administrative expense on the Consolidated Statements of Operations.

 In-Process Research and Development

Amounts allocated to in-process research and development (“IPR&D”) in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets subject to annual impairment testing. As products in development are approved for sale, the associate balance will be allocated to product rights and amortized over their estimated useful lives. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. The IPR&D are solely those assets acquired in the 2015 business combination of Alveda. The Company performed its annual impairment test and does not believe an impairment existed as of December 31, 2019.

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
Product Acquisition Costs

Product acquisition costs represent ANDAs and NDAs acquired in asset acquisitions, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company expects to amortize these costs over a 10-year useful life commencing when the product is sold. At December 31, 2019, product acquisition costs included assets acquired from AstraZeneca, Valeant and Sebela. The Company performed its annual impairment test and does not believe an impairment existed as of December 31, 2019.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of the net assets acquired, is carried at cost. Goodwill is tested for impairment on an annual basis on October 1 of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company early adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment” in the fourth quarter of 2019. This amendment eliminates Step Two of the goodwill impairment test. Under the amendments in this update, an entity has the option to perform a qualitative assessment to determine if the quantitative impairment test is required. If the quantitative impairment test is required, the Company would perform the annual goodwill impairment test by comparing the carrying value of its reporting unit to its fair value. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value would be recorded. In accordance with the amendment, the Company performed the qualitative impairment test on October 1, 2019 and concluded its Goodwill was not impaired.

The carrying value of goodwill at December 31, 2019 was $0.5 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results were not consistent with our estimates or assumptions, we could be exposed to an impairment charge.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at December 31, 2019 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of December 31, 2019, based on level 2 inputs, the fair value of our 2023 Notes was approximately$23.0 million compared to their carrying value of $53.1 million and the fair value of our 2023 Series B Notes was approximately $28.9 million including the derivative liability of $6.8 million as mentioned below.

As of December 31, 2019, based on level 3 inputs, the fair value of the derivative liability associated with our 2023 Series B Notes was $6.8 million. (Note 7).

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

Research and Development Income:

The Company establishes agreed upon product development agreements with its customers to perform product development services. Revenues are recognized in accordance with the agreement upon the completion of the phases of development and when the Company has no future performance obligations relating to that phase of development. Other types of revenue include royalty or licensing revenue, which would be recognized over time, or at a point in time, based upon the contractual term upon completion of the earnings process. Judgments are required to evaluate contingencies such as potential variances in schedule and the costs, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards.

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

Chargebacks are one of the Company's most significant estimates for recognition of product sales. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also estimates the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from its largest wholesale customers. This customer inventory information is used to establish the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent a majority of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates are used for various discounts and rebates provided to customers. The Company reviews the percentage of products sold through these programs utilizing chargeback data and applies the appropriate program percentages to calculate the rebate accrual. Rebate invoices and/or payments may be received monthly, quarterly or annually and reviewed against the accruals. Other items that could be included in accrued rebates represent price protection fees, shelf stock adjustments (SSAs), or other various amounts that would serve as one-time discounts on specific products.

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses.

Accounts receivable are presented net of SRA balances of $30.5 million and $18.1 million at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts was $2.2 million and $2.6 million at December 31, 2019 and 2018, respectively. These balances are primarily related to one specific customer in the amount of $1.7 million.
15

Additionally, the Company markets and distributes four products under its own label in the U.S., where in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the four products, which is to be paid quarterly to its partner. Accounts payable and accrued expenses include $0.4 million and $0.2 million at December 31, 2019 and 2018, respectively, related to these royalties. Royalty expense of $1.4 million and $2.2 million was included in cost of goods sold for the years ended December 31, 2019 and 2018 respectively. The Company includes significant estimates to arrive at the respective net product sales for wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Major customers of the Company are defined as those constituting greater than 10% of our total revenue. In 2019, we had sales to two customers which individually accounted for more than 10% of our total revenue. These customers had sales of $17.6 million and $9.6 million respectively, which represented 41% of total revenues in the aggregate. Accounts receivable related to these major customers comprised of 25% and 6% respectively, and represented 31% of all accounts receivable as of December 31, 2019. In 2018, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $21.2 million, $7.3 million and $6.9 million, respectively, and represented 54% of total revenues in the aggregate. Accounts receivable related to these major customers comprised of 30%, 19% and 19%, respectively, and represented 68% of all accounts receivable as of December 31, 2018.

Diflorasone Diacetate Ointment USP 0.05% accounted for 15% of the Company's total revenues in 2019. There was no product which individually accounted for more than 10% of the total revenues in 2018.

For the year ended December 31, 2019, domestic net revenues were $48.4 million and foreign net revenues were $17.5 million. As of December 31, 2019, domestic assets were $154.3 million and foreign assets were $52.6 million. For the year ended December 31, 2018, domestic net revenues were $45.6 million and foreign net revenues were $20.2 million. As of December 31, 2018, domestic assets were $132.7 million and foreign assets were $58.2 million.

While the company purchases raw materials to manufacture certain products, it also utilizes CMO's to purchase finished products. The Company currently purchases from numerous sources which therefore reduces the risk of delays or difficulties in obtaining materials and/or products.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to wholesaler and distributor customers and national retail chain customers, based upon credit evaluations, in the normal course of business, primarily with 60 to 90-day terms. The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the generic prescription pharmaceutical business. Typically, the aggregate gross-to-net adjustments related to these customers can exceed 70% of the gross sales through this distribution channel. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction to accounts receivable.

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

Foreign exchange loss of $1.5 million was recorded for the year ended December 31, 2019, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. These loans are to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, the Company will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge these transactions.

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

Stock-Based Compensation

ASC 718-10 defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options, RSUs and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions. Stock-based compensation expense is recognized over the requisite service period of the award, which usually coincides with the vesting period of the grant.

Product Development and Research

The Company’s research and development costs are expensed as incurred.

Shipping and Handling Costs

Costs related to shipping and handling are comprised of outbound freight and the associated labor. These costs are recorded in costs of sales. For the years ended December 31, 2019 and 2018, the costs relating to shipping and handling totaled $1.8 million and $2.1 million, respectively.

Loss per Common Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. Due to the net loss for the years ended December 31, 2019 and 2018, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. As of December 31, 2019 and 2018, the shares of common stock issuable in connection with stock options and warrants have been excluded from the diluted loss per share, as their effect would have been anti-dilutive.

For the years ended December 31, 2019 and 2018
(in thousands except shares and per share data)

	2019	2018
Basic loss per share computation:
Net loss attributable to common stockholders —basic and diluted	$(25,124)	$(36,256)
Weighted average common shares —basic and diluted	53,839,139	53,592,930
Basic and diluted loss per share	$(0.47)	$(0.68)

Adoption of Other Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing lease guidance under Topic 840. The new standard requires lessees to recognize Right-of-Use ("ROU") assets and lease liabilities for all leases with terms greater than 12 months, including those leases that were previously classified as operating leases. Topic 842 retains a distinction between finance leases and operating leases, with measurement and presentation of expenses and cash flows being dependent upon the classification. The Company adopted the new standard effective January 1, 2019 utilizing the optional transition method allowed under ASU 2018-11, Leases (Topic 842): Targeted Improvements. The Company elected to adopt the package of practical expedients allowed under the new accounting guidance, which allows the Company to not reassess previous conclusions regarding 1) whether existing or expired leases are or contain leases, 2) the lease classification of existing or expired leases and 3) initial direct costs for existing leases. In addition, the Company adopted the practical expedient to combine lease and non-lease components for all classes of underlying assets. Per the requirements of the standard, the Company recorded a ROU asset and a lease liability representing the present value of future lease payments to be paid in exchange of the use of an asset of $1.9 million and $2.0 million respectively as of January 1, 2019. However, there was no cumulative effect
18

adjustment to the opening balance of retained earnings as the assets and the liabilities recorded upon adoption off-set each other.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company's adoption of this amendment, effective January 1, 2019, did not have a material impact on its consolidated financial statements and the related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): “Clarifying the Interaction between Topic 808 and Topic 606”. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer. For the Company, the amendment will be effective on January 1, 2020, with early adoption permitted. The Company early adopted this amendment in the last quarter of 2019. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements and the related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. In accordance with the amendment, entities should perform the annual goodwill impairment test by comparing the carrying value of their reporting units to their fair value. An entity should record an impairment charge for the amount by which its carrying amount exceeds its reporting unit’s fair value. The Company early adopted the amendment in the fourth quarter of 2019. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements and the related disclosures.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2019, the FASB issued accounting standard update to simplify the accounting for income taxes. The standard’s amendments include changes in various subtopics of accounting for income taxes including, but not limited to, accounting for “hybrid” tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to date loss limitation in interim-period tax accounting. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted, including the interim periods within those years. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. The amendments in this update are originally effective for public business entities for fiscal years beginning after December 15, 2019. The Financial Accounting Standards Board subsequently postponed the effective date for small reporting companies to January 2023, which for the Company means January 1, 2023. Based on the current status of the evaluation, the Company believes the adoption of the guidance will not have a material impact on its Consolidated Financial Statements and related disclosures. The Company expects to continue and finalize its evaluation and assessment as required by the guidance upon adoption.

3.      Inventories

Inventories as of December 31, 2019 and 2018 consisted of (in thousands):

	2019	2018
Raw materials	$14,117	$10,456
Work in progress	133	116
Finished goods	10,989	8,391
Inventories reserve	(2,208)	(2,667)
Inventories, net	$23,031	$16,296

4.      Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2019 and 2018, consisted of (in thousands):

	2019	2018
Land	401	$401
Building and improvements	58,959	53,813
Machinery and equipment	14,897	12,229
Computer hardware and software	4,771	4,182
Furniture and fixtures	705	694
Construction in progress	30,759	30,949
	110,492	102,268
Less accumulated depreciation and amortization	(14,143)	(10,493)
Property, plant and equipment, net	$96,349	$91,775

The Company recorded depreciation expense of $3.7 million and $2.6 million in 2019 and 2018, respectively. The Company capitalized the interest expense of $4.4 million as construction in progress during the twelve months ended December 31, 2018 and received a certificate of completion of its building in the fourth quarter of 2018. There was no interest expense capitalized as construction in progress during the twelve months ended December 31, 2019. In addition, during the twelve months ended December 31, 2019 and 2018, there were $1.2 million and $1.8 million respectively, of payroll costs capitalized as construction in progress.

5. Leases

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

The Company elected to adopt the package of practical expedients allowed under the new accounting guidance, which allows the Company to not reassess previous conclusions regarding (1) whether existing or expired leases are or contain leases, (2) the lease classification of existing or expired leases and (3) initial direct costs for existing leases. In addition, the Company adopted the practical expedient to combine lease and non-lease components for all classes of underlying assets.

The Company reviewed its portfolio of lease agreements, and other service contracts to identify embedded leases, and reached conclusions on key accounting assessments related to the standard and finalized the related accounting policies. As a result of the implementation of the new standard, all leases with a term greater than 12 months previously classified as operating leases and only expensed through the Consolidated Statements of Operations are now recorded on the Consolidated Balance Sheets. Per the requirements of the standard, the Company has recorded a ROU asset and a lease liability representing the present value of future lease payments to be paid in exchange of the use of an asset of $1.9 million and $2.0 million, respectively as of January 1, 2019. However, there was no cumulative effect adjustment to the opening balance of retained earnings as the assets and the liabilities recorded upon adoption off-set each other.

We have operating and finance leases for our corporate, manufacturing and international facilities as well as certain equipment. Our leases have remaining terms of less than 1 year to up to ten years, including available options to extend some of our lease terms for up to 5 years. One of our lease agreements has an early termination option within one year. As the interest rates implicit in our leases are typically not readily determinable, the Company has elected to utilize an incremental borrowing rate as the discount rate, determined based on the expected term of the lease, the Company’s credit risk and existing borrowings. The discount rates utilized ranged from 4.86% to 8.60% and were utilized to determine the present value of the lease liabilities.

The components of lease expense were as follows:

Year ended December 31, 2019
Operating lease cost	$635
Finance lease cost:
Amortization of right-of-use assets	$14
Interest on lease liabilities	$6
Total finance lease cost	$20

Right-of-use assets obtained in exchange for new operating lease liabilities were $1.0 million during the year ended December 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2019 was $0.6 million. Cash paid for amounts included in the measurement of finance lease liabilities during the three months and year ended December 31, 2019 was not material.

Supplemental balance sheet information related to leases were as follows:

December 31, 2019
Operating Leases
Other assets	$2,453
Other current liabilities	434
Other long-term liabilities	2,199
Total operating lease liabilities	2,633

Finance Leases
Property, plant, and equipment	81
Accumulated depreciation	(12)
Property, plant, and equipment, net	69

Other current liabilities	12
Other long-term liabilities	57
Total finance lease liabilities	$69

The weighted average remaining lease terms for operating and financing leases are 6.3 years and 4.7 years, respectively. The weighted average discount rates for operating and finance leases are 8.2% and 8.0%, respectively.

As of December 31, 2019 maturities of lease liabilities were as follows:

	Operating	Financing
Year Ending December 31,	Leases	Leases
2020	$635	$18
2021	610	18
2022	550	18
2023	549	18
2024	236	12
Thereafter	843	—
Total lease payments	3,423	84
Less imputed interest	790	15
Total	$2,633	$69

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year would have been as follows:

Commitments
2019	$573
2020	611
2021	633
2022	610
2023	607
2024	200
$3,234

6. Debt

Convertible Notes

2019 Notes, 2023 Notes and 2023 Series B Notes

On December 16, 2014, the Company issued $125.0 million aggregate principal amount of the 2019 Notes. On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount of the 2019 Notes. The 2019 Notes bore interest at a fixed rate of 3.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015 and matured on December 15, 2019, unless earlier repurchased, redeemed or converted. The 2019 Notes were convertible into shares of the Company’s common stock, cash or a combination thereof. On May 20, 2015, the Company received shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon possible conversion of the 2019 Notes.

On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. The agreements gave the holders the right to exchange, in aggregate, $75.1 million of the 2019 Notes for $75.1 million of the 2023 Notes. The 2023 Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. At the option of the holders, the 2023 Notes are convertible into shares of the Company’s common stock, cash or a combination thereof. The initial conversion rate is $4.45 per share, subject to certain adjustments, related to either the Company's stock price volatility, or the Company's declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders will be entitled to receive additional shares of common stock for a potential increase of the conversion rate up to $280.90 per share under a make-whole provision in some circumstances. The Company incurred debt issuance costs of $1.6 million upon issuance of the 2023 Notes.

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
In December 2018 the Company used $52.8 million of proceeds from the Senior Credit Facilities (see below) to repurchase a portion of the 2019 Notes as well as $0.3 million of proceeds to pay for transaction costs. The repurchase of the 2019 Notes is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $52.8 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $1.7 million extinguishment loss in the Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which is already net of any unamortized debt issuance costs). In
24

addition, the Company recorded a $2.9 million reduction of Additional Paid in Capital in connection with the extinguishment of the 2019 Notes.

In the beginning of 2019, the Company used a total of $2.7 million of proceeds from the Senior Credit Facilities to repurchase a portion of the remaining 2019 Notes. The repurchase of the 2019 Notes is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $2.7 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $0.2 million extinguishment loss in the Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which is already net of any unamortized debt issuance costs). The reduction of Additional Paid in Capital in connection with this extinguishment was immaterial. The Company settled the remaining 2019 Notes of $13.0 million in principal upon its maturity in December 2019.

2023 Series B Notes

On October 31, 2019, the Company closed its offering of the 2023 Series B Notes in the aggregate principal amount of $34.4 million. The 2023 Series B Notes will mature in May 2023 and are convertible at the option of the holder at any time prior to maturity at an initial conversion price of $0.72 per share, subject to adjustment under certain circumstances. The 2023 Series B Notes and any shares of common stock issuable upon conversion of the 2023 Series B Notes (the “Conversion Shares”) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other jurisdiction’s securities laws, and the 2023 Notes and the Conversion Shares may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdictions’ securities laws. The Company does not intend to file a registration statement for the resale of the 2023 Series B Notes or any Conversion Shares.

As part of the offering, the Company entered into agreements with certain holders of its existing 2023 Notes to exchange $9.0 million of the 2023 Notes for $5.1 million of the 2023 Series B Notes. The gross cash proceeds of approximately $29.3 million from the financing were used to extinguish the Company’s existing 2019 Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. The 2023 Series B Notes bear interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also has an option, and has agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. The net proceeds from the financing were $26.9 million after deducting a total of $2.3 million of the initial purchasers’ discounts and professional fees associated with the transaction.

Under ASC 470-60, Troubled Debt Restructurings by Debtors, the exchange of the $9.0 million of the 2023 Notes for the $5.1 million of the 2023 Series B Notes represents a troubled debt restructuring ("TDR"). The TDR did not result in a gain recognition. As a result, a new effective interest rate was established based on the $7.2 million carrying value of the original debt, net of the $2.0 million fair value of the embedded derivative liability related to the new debt issued in the TDR and $0.2 million issuance costs, getting accreted to $6.8 million representing the total amount of the future undiscounted cash flows related to the $5.1 million of the 2023 Series B Notes.

In accordance with ASC 815-15, Derivatives and hedging, Embedded Derivatives, the embedded conversion option should be bifurcated and separately accounted for as a derivative instrument, because the Company did not have enough authorized shares available to share-settle the conversion option. Such derivative instruments should be initially and subsequently measured at fair value, with changes in fair value recognized in earnings (see Note 7). The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million above accounted for in the TDR, which was subsequently remeasured to $6.8 million as of December 31, 2019, with $6.8 million recognized as a gain on change in fair value of derivative in the Company's statement of operations. Further, the $0.9 million of allocated issuance costs associated with the bifurcated conversion features embedded in the notes was recognized as a loss on debt restructuring in the Company’s statement of operations for the year ended December 31, 2019. In accordance with ASC 470-20, the initial carrying amount of the liability component of the 2023 Series B Notes, excluding the $5.1 million portion above is accounted for as a TDR, upon issuance is the residual amount between total proceeds from the transaction and the derivative liability net of allocated issuance costs. The $1.4 million debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Series B Notes and are being amortized to interest expense using the effective interest method through the maturity date. The discount from the par amount of the 2023 Series B Notes will be accreted to par utilizing the effective-interest rate method over the term of the Notes from the issuance date through May 2023. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs is 27.4%.

Prior Term Loan

On June 1, 2018, the Company entered into a credit agreement for $25.0 million in original principal amount of term loans secured by all Company assets (the “Prior Term Loan”). The Prior Term Loan incurred debt issuance costs of $0.5 million and a debt discount of $0.4 million. The debt discount is due to lender fees paid on the initial drawdown of $15.0 million. The debt issuance costs and debt discount were amortized to interest expense using the effective interest method through the maturity date. In December 2018, the Company used $25.6 million of proceeds from the Senior Credit Facilities (see below) to repay the Prior Term Loan which was comprised of $25.0 million of principal, $0.5 million of transaction costs and $0.1 million of interest. The repayment of the Prior Term Loan is considered a debt extinguishment under ASC 470-50. In 2018, the Company recorded $1.3 million of extinguishment loss related to the repayment of the Prior Term Loan in the Consolidated Statement of Operations.

Senior Credit Facilities

On December 13, 2018 we entered into the Senior Credit Facilities, consisting of the Revolver and Term Loans. The Senior Credit Facilities also included a $15.0 million delayed draw term loan b commitment, which remained undrawn and expired on October 31, 2019. As of December 31, 2019, $25.0 million was drawn under the Revolver and $88.5 million of Term Loans were outstanding. As of December 31, 2019, the Revolver was fully drawn. The Company extended commitments related to undrawn amounts of the Delayed Draw Term Loan A from June 30, 2019 to December 13, 2019, pursuant to an amendment the Company entered with the Second Lien Agent on July 18, 2019. The extended Delayed Draw Term Loan A was subsequently drawn down by the Company in December 2019. Drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Term Loans mature on the earliest to occur of the June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Revolver matures on the earliest to occur of the June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Company’s ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of the Company’s assets. All of the Company’s debt is subordinated to the Senior Credit Facilities. The liens securing the Term Loans are subordinate to the liens securing the Revolver. The Senior Credit Facilities had customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA which were superseded by the amendments noted below. The financial covenants consisted of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

The Revolver bears interest at a fluctuating rate of interest equal to one, two, three or six-month LIBOR plus a margin of 3.75% or a rate based on the prime rate plus a margin of 2.75%. The Term Loans bear interest at a fluctuating rate of interest equal to one, two, three or six-month LIBOR plus a margin of 8.75% or a rate based on the prime rate plus a margin of 7.75%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its First Lien Credit Agreement to) pay interest on the Term Loans in kind until the earlier to occur of the date upon which Company has provided financial statements demonstrating twelve-months of revenue of at least $125.0 million and (ii) December 28, 2020.

Amounts drawn under the Revolver may be prepaid at the option of the Company without premium or penalty, subject, in the case of acceleration of the Revolver or termination or reduction of the revolving credit commitments thereunder, to certain call protections which vary depending on the time at which such prepayments are made. Amounts drawn under the Revolver are subject to mandatory prepayment to the extent that aggregate extensions under the Revolver exceed the lesser of the revolving credit commitment then in effect and the borrowing base then in effect, and upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain insurance proceeds and condemnation awards and issuances of certain debt obligations. Amounts outstanding under the Term Loans may be prepaid at the option of the Company subject to applicable premiums, including a make-whole premium, and certain call protections which vary depending on the time at which such prepayments are made. Subject to payment of outstanding obligations under the Revolver as a result of any corresponding mandatory prepayment requirements thereunder, amounts outstanding under the Term Loans are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain insurance proceeds and condemnation awards, issuances of certain debt obligations and a change of control transaction.

In connection with the Revolver the Company incurred a debt discount of $0.5 million and debt issuance issue costs of $0.3 million. The debt discount is due to annual fees and lender fees paid on the initial drawdown of $15.0 million. The debt issuance costs and debt discount are recorded as an asset on the Consolidated Balance Sheet and are amortized to interest expense using the straight-line method through the estimated Revolver maturity date. The annual fees related to the Revolver
26

and the Initial Term Loan are amortized to interest expense using the straight-line method over the annual period they relate to. In connection with the Initial Term Loan and Delayed Draw Term Loan A, the Company incurred a debt discount of $1.8 million and debt issuance issue costs of $0.8 million. The debt discount is due to lender fees paid on the Initial Term Loan of $50.0 million and drawdown of Delayed Draw Term Loan A of $20.0 million. The debt issuance costs and debt discount costs are amortized to interest expense using the effective interest rate method through the estimated maturity date. In addition, the Company incurred $0.5 million of debt issuance costs related to the commitment fees paid to the lenders for the undrawn amounts of the Delayed Draw Term Loans. These debt issuance costs are recorded as an asset on the balance sheet and amortized on a straight-line basis over the access period of the Delayed Draw Term Loans through June 30, 2019. The effective interest rates, inclusive of the debt discounts and issuance costs, for the various borrowing tranches of the Revolver were between 6.2% and 9.1%. The effective interest rates, inclusive of the debt discounts and issuance costs for the Initial Term Loan and Delayed Draw Term Loan A were between 9.1% and 12.2%.

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A. In January 2019, the Company drew $5.0 million and subsequently the remaining $5.0 million under the Revolver were drawn down by the Company in April 2019. On September 18, 2019, pursuant to terms of the First Lien Credit Agreement, the Company borrowed an advance in the aggregate principal amount of $2.5 million (the “Protective Advance”). The Protective Advance is a secured Obligations under the First Lien Credit Agreement, and bears interest at the rate applicable to the Revolver. The Protective Advance was subsequently repaid in November 2019 along with a repayment fee of $0.1 million. The Company drew down the remaining $10.0 million under its borrowing capacity of Delayed Draw Term Loan A before its expiry in December of 2019. The $15.0 million Delayed Draw Term Loan B expired upon the issuance of the 2023 Series B Notes, prior to the Company drawing down any monies.

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $8.5 million for the twelve month periods ended December 31, 2019 respectively.

On April 6, 2020, the Company entered into amendments pertaining to the Senior Credit Facilities. The amendments collectively among other things, (i) increase the interest rates on April 6, 2020, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. Additional information pertaining to the Senior Credit Facilities amendments is included in the Subsequent Event footnote.

At December 31, 2019 and December 31, 2018, the net carrying amount of the debt and the remaining unamortized debt discounts and debt issuance costs were as follows (in thousands):

	December 31, 2019	December 31, 2018
	(Current)	(Current)
Face amount of the 2019 Notes (due December 2019)	$—	$15,702
Less unamortized discounts and debt issuance costs	—	1,291
Total net carrying value	$—	$14,411

	December 31, 2019	December 31, 2018
Face amount of the 2023 Notes (due May 2023)	$66,090	$75,090
Face amount of the Revolver Credit Facility (due December 2022)	25,000	15,000
Face amount of the 2023 Series B Notes (due May 2023)	34,405	—
Face amount of the 2023 Loan (due February 2023)	88,464	70,000
Total carrying value, non-current	$213,959	$160,090
Less unamortized discounts and debt issuance costs	27,589	20,519
Total net carrying value, non-current	$186,370	$139,571

Debt Maturities Schedule

Aggregate maturities of the Company’s debt are presented below (in thousands):

Year Ending December 31,
2022	25,000
2023	188,959
Total	$213,959

7. Derivatives

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

The Company has not entered into hedging activities to date. The Company's derivative liability at December 31, 2019 was the embedded convertible option of its 2023 Series B Notes issued on October 31, 2019, which has been recorded as a liability at fair value and was revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). The Company does not have a derivative liability at December 31, 2018.

The terms and assumptions used in connection with the valuation of the convertible option of the 2023 Series B Notes are as follows:

	Initial Measurement	Measurement
Measurement date	10/31/2019	12/31/2019
Issuance date	10/31/2019	10/31/2019
Maturity date	5/1/2023	5/1/2023
Term (years)	3.5	3.33
Principal	$34,405	$34,405
Coupon	7.00% cash/ 8.0% PIK	7.00% cash/ 8.0% PIK
Seniority	Senior unsecured	Senior unsecured
Conversion price	$0.72	$0.72

Stock price	$0.63	$0.43
Risk free rate	1.5%	1.6%

Volatility	47.3%	47.3%

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2019.

	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31, 2019
Descriptions	(Level 1)	(Level 2)	(Level 3)
Derivative liability related to Series B Convertible Notes	—	—	$6,776	$6,776

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2019. Any unrealized gains or losses on the derivative liabilities are recorded as non-operating income or expense in the Company’s statement of operations.

	Initial Measurement	Subsequent Measurement	Balance as of
Descriptions	10/31/2019	(Gain) or loss recognized in earnings from Change in Fair Value	12/31/2019
Fair value of convertible feature of Series B Convertible Notes	$13,545	$(6,769)	$6,776

30

8.      Revenues, Recognition and Allowances

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

Research and Development Services and Other Income

The Company establishes agreed upon product development agreements with its customers to perform product development services. Revenues are recognized in accordance with the agreement upon the completion of the phases of development and when the Company has no future performance obligations relating to that phase of development. Other types of revenue include royalty or licensing revenue, which would be recognized over time, or at a point in time, based upon the contractual term upon completion of the earnings process. Judgments are required to evaluate contingencies such as potential variances in the schedule or the costs, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards.

Revenues by Transaction Type

The Company operates in one reportable segment and, therefore, the results of the Company's operations are reported on a consolidated basis, consistent with internal management reporting for the chief decision maker. Net Sales (in thousands) for the three years ended December 31, 2019 and 2018 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	Years ended December 31,
	2019	2018
Company product sales	$64,291	$59,591
Contract manufacturing sales	1,362	6,047
Research and development services and other income	243	227
Revenue, net	$65,896	$65,865

Disaggregated information for the Company product sales revenue has been recognized in the accompanying audited Consolidated Statements of Operations, and is presented below according to contract type (in thousands):

	Years ended December 31,
Company Product Sales	2019	2018
Topical	$46,150	$35,118
Injectables	18,141	24,473
Total	$64,291	$59,591

For the twelve months ended December 31, 2019, Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

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

Accounts receivable are presented net of returns and allowances of $30.5 million and $18.1 million at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts was $2.2 million and $2.6 million at December 31, 2019 and 2018, respectively. These allowances are primarily related to one specific customer in the amount of $1.7 million.

Chargebacks are one of the Company's most significant estimates for recognition of product sales. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks estimate the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from its largest wholesale customers. This customer inventory information is used to establish the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent the majority of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates are used for various discounts and rebates provided to customers. This account has been used for various one-time discounts given to customers. The Company reviews the percentage of products sold through these programs by reviewing chargeback data and uses the appropriate percentages to calculate the rebate accrual. Rebates are invoiced monthly or quarterly
32

and reviewed against the accruals. Other items that could be included in accrued rebates would be price protection fees, shelf stock adjustments (SSAs), or other various amounts that would serve as one-time discounts on specific products.

Net revenue and accounts receivable balances in the Company’s consolidated financial statements are presented net of sales and returns and allowances (SRA) estimates. Certain SRA balances are included in accounts payable and accrued expenses.

The Company's adjustments for the deductions to gross product sales for the two years ended December 31, 2019 and 2018 are as follows (in thousands):

	Years ended December 31,
	2019	2018
Gross product sales	$156,301	$158,278

Reduction to gross product sales:
Chargebacks and billbacks	60,008	60,770
Wholesaler fees for service	9,000	5,503
Sales discounts and other allowances	23,002	32,414
Total reduction to gross product sales	$92,010	$98,687

Total product sales, net	$64,291	$59,591

9.      Goodwill and Intangible Assets

Goodwill

The Company acquired the assets of Canadian pharmaceutical company Alveda Pharmaceuticals, Inc., in November 2015. As a result of the acquisition, goodwill of $0.4 million was recorded. Our annual impairment test is conducted annually on October 1. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying amount. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value and therefore no impairment losses have been recognized pertaining to goodwill.

Changes in goodwill during the two years ended December 31, 2019 and December 31, 2018 were as follows (in thousands):

Goodwill
January 1, 2018	$471
Foreign currency translation	(1)
December 31, 2018	470
Foreign currency translation	21
December 31, 2019	$491

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2019 and December 31, 2018 for those assets that are not already fully amortized (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$39,943	$(10,885)	$29,058	10.8
Product acquisition costs	13,103	—	13,103	N/A - See description below
In-process research and development (“IPR&D”)	327	—	327	N/A - See description below
Customer relationships	3,658	(1,501)	2,157	5.9
Total	$57,031	$(12,386)	$44,645

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$40,169	$(8,239)	$31,930	11.8
Product acquisition costs	13,308	—	13,308	N/A - See description below
In-process research and development (“IPR&D”)	719	—	719	N/A - See description below
Customer relationships	3,557	(1,139)	2,418	6.9
Total	$57,753	$(9,378)	$48,375

Changes in intangibles during the year ended December 31, 2019 were as follows (in thousands):

	Product Acquisition Costs	Trademarks and Technology	IPR&D	Customer Relationships
Balance at December 31, 2018	$13,308	$31,930	$719	$2,418
Amortization	—	(2,646)	—	(362)
Intangible assets placed in service	—	301	(301)	—
Foreign currency translation	(205)	(527)	(91)	101
Balance at December 31, 2019	$13,103	$29,058	$327	$2,157

The Company recorded amortization expense of $3.0 million and $3.1 million in 2019 and 2018, respectively. The Company recorded an impairment loss of $0.7 million and $1.2 million related with product acquisition costs and IPR&D, respectively, in 2018. There were no impairment losses pertaining to intangibles for the year ending December 31, 2019.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on trademarks and technology and customer relationships for each of the following years is estimated to be as follows (in thousands):

Year ending December 31,	Amortization Expense *
2020	$3,008
2021	3,008
2022	3,008
2023	3,008
2024	3,008
Thereafter	16,175
Total	$31,215

*IPR&D and Product Acquisition Costs are not included in the table.

The useful lives of the Company’s intangible assets are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks & Technology	15 years
Customer Relationships	10 years

10.      Stock-Based Compensation

Stock Options

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. As of May 25, 2016, this plan is no longer active for grants. There were 485,000 and 500,000 stock options outstanding as of December 31, 2019 and 2018, respectively.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009 and was no longer active for grants subsequent to May 25, 2016. The 2009 Plan allowed the Company to grant options and restricted stock, as well as the Board of Directors to authorize a broad range of other equity-based awards, including stock appreciation rights, restricted stock units ("RSUs") and performance awards to consultants, service providers, employees and board members. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. There were 1,847,608 stock options outstanding and 1,868,302 shares of stock outstanding as of December 31, 2019. There were no RSUs outstanding at December 31, 2019. There were 14,377 RSUs, 1,853,925 shares of stock outstanding and 2,458,106 stock options outstanding as of December 31, 2018. As of December 31, 2019, 1,369,038 options available were transferred to the superseded plan.

On May 25, 2016, the Board of Directors approved the Company's 2016 Equity Incentive Plan (the "2016 Plan"). On May 21, 2018, the Board of Directors adopted, and the Company's stockholders subsequently approved, an amendment and restatement of the 2016 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2016 Plan, as amended, provides for the issuance of awards of up to 4,000,000 shares of the Company's common stock, plus any currently forfeited, expired or canceled grants without delivery of shares of common stock to the recipient which would be returned to the plan for reissuance up to 2,500,000 shares. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes either the Director Plan or the 2009 Plan, any available shares from either are now incorporated into the 2016 Plan. As of December 31, 2019, there were 62,680 RSUs outstanding, 136,496 shares of common stock outstanding and 2,835,131 stock options under the 2016 Plan. As of December 31, 2018, there were 161,214 RSUs outstanding, 74,667 shares of common stock outstanding and 1,394,285 stock options outstanding under the 2016 Plan. As of December 31, 2019 and December 31, 2018, there were 5,167,739 and 4,352,391 stock options
35

outstanding respectively in the Director Plan, 2009 Plan, and the 2016 Plan. As of December 31, 2019, there were 2,334,731 options available to grant under the plan.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU agreements governing each RSU grant then outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of December 31, 2019, and therefore no additional stock compensation expense was recognized related to the amendments.

The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes option-pricing formula and the assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Assumptions	2019	2018
Expected dividends	0%	0%
Risk free rate	1.38 - 2.47%	2.44%
Expected volatility	64.33 - 76.81%	52.7 - 72.5%
Expected term (in years)	3.2 – 3.3 years	3.2 – 3.3 years

Volatility was estimated based on historical volatility of the Company’s stock over the expected life of the options. The expected life of the options was estimated based on the Company’s historical data. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the terms of the grants. Forfeitures are recognized in the period in which they occur. The assumptions utilized in the Black-Scholes option valuation model are highly subjective and can affect the resulting valuation.

Stock option transactions in each of the past two years under the aforementioned plans in total were:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
January 1, 2018 shares issuable under options	4,299,810	$0.79 - $10.67	$5.09
Granted	839,785	1.73-4.25	3.34
Exercised	(239,000)	1.02-1.83	1.05
Expired	—	—	—
Forfeited	(548,204)	2.02-10.67	8.04
December 31, 2018 shares issuable under options	4,352,391	$0.79-$10.67	$4.61
Granted	2,468,129	$0.55-$1.80	0.61
Exercised	—	—	—
Expired	(761,780)	$1.02-$10.67	2.42
Forfeited	(891,001)	$0.66-$8.67	1.04
December 31, 2019 shares issuable under options	5,167,739	$0.55-$10.67	$3.34

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $0.78	195,155	9.58	$0.65	—	$—
$0.79 - $1.50	1,781,369	4.52	1.02	1,265,000	1.03
$1.51 - $5.50	1,884,517	8.25	2.27	482,288	3.30
$5.51 - $10.67	1,306,698	5.97	8.44	1,250,518	7.73
Total	5,167,739	6.44	$3.34	2,997,806	$4.49

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.79 - $1.50	1,510,000	3.12	$1.06	1,510,000	$1.06
$1.51 - $5.50	992,457	8.27	3.23	199,826	2.76
$5.51 - $10.67	1,849,934	6.99	8.24	1,528,686	8.45

Total	4,352,391	5.94	$4.61	3,238,512	$4.65

The Company has recorded $0.9 million, $1.5 million related to its stock option based compensation expenses in cost of sales, product development and research expenses, and selling, general and administrative expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively.

The aggregate intrinsic value of options outstanding was $0.0 million at December 31, 2019 and $0.5 million at December 31, 2018. The aggregate intrinsic value of the options exercisable was $0 million at December 31, 2019 and $0.5 million at December 31, 2018. The total intrinsic value of the options exercised during 2019 and 2018 was $0 million, $0.1 million, respectively.

A summary of non-vested options at December 31, 2019 and changes during the year ended December 31, 2019 is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2019	1,113,878	$2.00
Granted	2,468,129	0.61
Vested	(521,073)	2.20
Forfeited	(891,001)	1.04
Non-vested options at December 31, 2019	2,169,933	$0.77

As of December 31, 2019, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized through November 2022.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $0.2 million and $0.5 million, respectively, of compensation expense during the years ended December 31, 2019 and 2018 related to restricted stock awards and RSUs. Stock compensation
37

expense is recognized over the vesting period of the restricted stock and RSUs. At December 31, 2019, the Company had approximately $0.1 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through March 2021.

There have been no restricted stock issuances in the years ended 2019 and 2018.

A summary of non-vested RSUs and changes during each of the past two years is as follows:

	Number of RSUs	Weighted Average Issuance Price
Non-vested balance at January 1, 2018	188,629	$8.27

Changes during the period:
Shares granted	122,949	3.36
Shares vested	(109,940)	8.95
Shares forfeited	(26,047)	5.76
Non-vested balance at December 31, 2018	175,591	$4.78

Changes during the period:
Shares granted	—	—
Shares vested	(76,206)	5.39
Shares forfeited	(36,705)	4.74
Non-vested balance at December 31, 2019	62,680	$4.07

11.      Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

For the fiscal years ended December 31, 2019, and 2018, the largest components of accrued expenses were (in thousands):

	2019	2018
Professional fees	$1,881	$2,153
Payroll	1,789	1,908
Interest expense	1,539	1,042
Medicaid and Medicare	987	383
Rebates	774	714
Wholesaler Fees	747	203
Royalties	377	222
Clinical Studies	334	334
Inventory and supplies	250	1,809
Income Tax	20	45
Capital expenditures	23	275
Other	564	754
	$9,285	$9,842

12.      Income Taxes

The Company is subject to U.S. federal income tax and files a consolidated federal income tax return which includes all eligible U.S. subsidiary companies. The Company is also subject to tax in the states of Alabama, Illinois, Montana, New Jersey and
38

Tennessee. The Company conducts significant operations in certain foreign countries and is, accordingly, subject to tax in those foreign jurisdictions consisting of Canada (including the province of Ontario), Estonia, Luxembourg and Jersey.

Loss before income tax for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
U.S. operations	$(20,212)	$(32,183)
Foreign operations	(4,821)	(4,135)

Global Total	$(25,033)	$(36,318)

The Company’s current tax expense (benefit) was $0.1 million and $(0.1) million for the years ended December 31, 2019 and 2018, respectively. The provision (credit) for income taxes attributable to continuing operations before income taxes for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Current tax expense (benefit):
Federal	$—	$—
State and local	23	30
Foreign	87	(157)
Total current tax expense (benefit)	110	(127)
Deferred tax expense:
Federal	—	—
State and local	—	—
Foreign	(19)	65
Total deferred tax (benefit) expense	(19)	65

Total income tax expense (benefit)	$91	$(62)

A comparison of income tax (benefit) expense at the U.S. statutory rate of 21% in 2019 and 2018 to the Company's effective rate is as follows (in thousands):

	2019	2018
Expected Statutory benefit	$(5,257)	$(7,627)
Other non-deductible expenses	133	256
Change in valuation allowance	4,674	6,572
Research credits	(504)	—
Tax rate differential - foreign vs. U.S.	1,073	791
State income taxes, net of federal benefit	18	23
Prior year true-up	(45)	(93)
Exchange gain	(1)	16
	$91	$(62)

During the fourth quarter of 2018, the Company completed its full assessment and finalized the accounting for the impact of the United States Tax Cuts and Jobs Act (U.S. TCJA) and concluded that there was no additional impact.

Deferred tax balances included in the Consolidated Balance Sheets as of December 31, 2019 and 2018 consisted of the following (in thousands):
39

	2019	2018
Deferred Tax Assets:
Sales allowances and doubtful accounts	$2,991	$1,964
Inventory reserve	652	962
Deferred revenue	—	590
Accrued expenses	206	23
Property, plant and equipment	272	258
Tax operating loss carryforwards	10,851	9,951
Tax credit and other carryforwards	5,996	1,299
Stock compensation	566	538
Total deferred tax assets	21,534	15,585
Less valuation allowance	(18,562)	(12,120)
Net deferred tax assets	2,972	3,465

Deferred Tax Liabilities:
Convertible debt conversion features	(3,070)	(3,514)
Foreign exchange	(14)	(28)
Intangible assets	(93)	(138)
Total deferred tax liabilities	(3,177)	(3,680)
Net deferred tax liability	$(205)	$(215)

The Company evaluates the recoverability of its deferred tax assets based on its history of operating results, its expectations for the future, and the expiration dates of the net operating loss carry forwards. Based on the preponderance of the evidence, the Company has concluded that it is more likely than not that it will be unable to realize the net deferred tax assets in the immediate future and has established a full valuation allowance for substantially all deferred tax assets. Accordingly, the Company has provided a valuation allowance of $18.6 million and $12.1 million for the years ended December 31, 2019 and 2018, respectively, on its deferred tax assets. The valuation allowance increased $6.5 million during 2019. This increase was due to $5.6 million related to changes in deferred taxes and $0.9 million related to the 2019 net operating loss.

Operating loss, tax credit and other carry forwards as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Federal:
Net operating losses (see below)	$48,531	$45,081
Disallowed interest expense (no expiration)	17,783	5,018
Contributions (expiring through 2024)	658	524
Research tax credits (expiring through 2026)	1342	135

State:
New Jersey (expiring in 2039)	4,942	2,976
Other states (expiring through 2039)	3,266	2,307
New Jersey research credits (expiring in 2026)	764	—

Foreign
Net operating losses (no expiration)	$—	$257

At December 31, 2019, the Company’s U.S. federal net operating loss carryforwards will expire as follows (in thousands):
40

Year	Net Operating Loss
2020 - 2023	$8,227
2024 - 2029	9,063
2030 - 2032	9,926
2033 - 2036	6,296
2037	8,116
No expiration but subject to limitation	6,903
Total	$48,531

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

Federal income tax returns for the years 2014 and 2015 have been examined by the U.S. Internal Revenue Service without any income tax expense consequences. For federal purposes (except for the years 2014 and 2015), post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2014 through 2018. The Company has not recorded any liability for uncertain tax positions at December 31, 2019 or December 31, 2018.

13.      Commitments

The Company’s commitments and contingencies consisted of leases for warehouse, office space and equipment. See Note 6 Leases for future lease payments under non-cancellable leases.

The Company has certain licensing and development agreement in place under which the Company will pay certain licensing fees and milestones over the lives of certain projects. These commitments totaled approximately $2.4 million as of December 31, 2019, and will be paid over the next several years in accordance with agreed upon milestones.

14.      Legal and U.S. Regulatory Proceedings

To date, thirteen putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo New York Inc., regarding the pricing of generic pharmaceuticals, including econazole nitrate. The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased, paid and/or reimbursed patients for the purchase of generic pharmaceuticals from as early as July 1, 2009 until the time the defendants’ allegedly unlawful conduct ceased or will cease. The class plaintiffs seek treble damages for alleged overcharges during the alleged period of conspiracy, and certain of the class plaintiffs also seek injunctive relief against the defendants. The actions have been consolidated by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter. On October 16, 2018 the court dismissed the class plaintiffs’ claims against the Company with leave to replead. On December 21, 2018 the class plaintiffs filed amended complaints, which the Company moved to dismiss on February 21, 2019. This motion remains pending. On December 19, 2019 certain class plaintiffs filed a further complaint that included additional claims against the Company based on the Company’s sales of fluocinolone acetonide. A motion to dismiss this complaint has not yet been filed.
41

“Opt-out” antitrust lawsuits have additionally been filed against the Company by various plaintiffs, including Humana Inc.; The Kroger Co. et al.; United HealthCare Services, Inc.; Molina Healthcare, Inc.; MSP Recovery Claims, Series LLC; Health Care Service Corp.; and Harris County, Texas. All but one of these complaints have been consolidated into the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter by the Judicial Panel on Multidistrict Litigation. Each of the opt-out complaints names up to forty-seven defendants (including the Company) and involves allegations regarding the pricing of econazole along with up to 180 other drug products, most of which were not manufactured or sold by the Company during the period at issue. The opt-out plaintiffs seek treble damages for alleged overcharges for the drug products identified in the complaint during the alleged period of conspiracy, and some also seek injunctive relief. A motion to dismiss the Humana Inc. and The Kroger Co., et al. opt-out complaints was filed on February 21, 2019. A motion to dismiss the remaining opt-out complaints has not yet been filed.

Due to the early stage of these cases, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes these cases are without merit and it intends to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. The arbitrator has issued an interim award finding that the Company is not liable to Stayma on two of Stayma’s three claims against the Company. The third claim will proceed to a damages phase. The Company has argued that Stayma did not suffer any damages related to this claim and will vigorously pursue complete dismissal of the third claim. In addition, the arbitrator will determine money damages owed by Stayma to the Company relating to Stayma’s failure to pay several past due invoices of approximately $1.7 million.

On December 13, 2018, Valdepharm SA filed a lawsuit alleging that the Company breached contracts regarding two drug products that the Company had sought to have Valdepharm manufacture. On February 12, 2019 the Company answered the complaint and counterclaimed, alleging that Valdepharm breached the contracts by failing to perform its work in compliance with FDA regulations and current Good Manufacturing Practices. Each party seeks damages associated with the alleged breach and related claims. Due to the early stage of the case the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes the claims against Teligent are without merit, and it intends to vigorously defend against them.

On April 15, 2019 a federal class action was filed the Oklahoma Police Pension Fund and Retirement System against the Company and certain individual defendants in the U.S. District Court, Southern District of New York. The lawsuit was brought on behalf of persons or entities who purchased or otherwise acquired publicly-traded Teligent, Inc. securities from March 7, 2017 through November 6, 2017. The complaint alleges that defendants made false or misleading statements regarding the Company’s business, operational, and compliance policies in violation of U.S. securities laws. The plaintiff seeks to recover compensable damages. Due to the early stage of these cases, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss.The Company believes these cases are without merit and it intends to vigorously defend against these claims.

15.      Employee Benefits

The Company has a 401(k) contribution plan, pursuant to which employees may elect to contribute to the plan, in whole percentages, up to 100% of compensation. Employees’ contributions are subject to a maximum contribution of $19.0 thousand for 2019 and $18.5 thousand for 2018, plus a catch-up contribution of up to for $6.0 thousand for 2019 and 2018, if a participant qualifies. The Company matches 100% of the first 3% of compensation contributed by participants and 50% of the next 2% of compensation contributed by participants. The Company contribution is in the form of cash, which is vested immediately. The Company has recorded charges to expense related to this plan of $368.7 thousand and $358.2 thousand in 2019 and 2018, respectively.
42

16. Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for the fiscal years 2019 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Year Ended December 31, 2019
Total revenues, net	$13,122	$18,341	$18,466	$15,967	$65,896
Gross profit	5,762	8,541	7,280	1,940	23,523
Operating loss	(2,740)	686	209	(6,175)	(8,020)
Net loss	(8,724)	(3,989)	(7,113)	(5,298)	(25,124)
Net loss attributable to common stockholders	(8,724)	(3,989)	(7,113)	(5,298)	(25,124)
Basic loss per share	$(0.16)	$(0.08)	$(0.13)	$(0.10)	$(0.47)
Diluted loss per share	$(0.16)	$(0.08)	$(0.13)	$(0.10)	$(0.47)

Year Ended December 31, 2018
Total revenues, net	$14,545	$16,249	$18,294	$16,777	$65,865
Gross profit	5,220	4,784	6,719	5,662	22,385
Operating loss	(3,531)	(4,910)	(1,213)	(5,445)	(15,099)
Net loss	(4,802)	(13,119)	(3,945)	(14,390)	(36,256)
Net loss attributable to common stockholders	(4,802)	(13,119)	(3,945)	(14,390)	(36,256)
Basic loss per share	$(0.09)	$(0.25)	$(0.07)	$(0.27)	$(0.68)
Diluted loss per share	$(0.09)	$(0.25)	$(0.07)	$(0.27)	$(0.68)

43

17. Subsequent Events

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic, and we expect our operations in all locations to be affected as the virus continues to proliferate. We have adjusted certain aspects of our operations to protect our employees while avoiding business interruption. Only employees essential to the production and quality control aspects of our products remain on-site at our manufacturing and production facility in Buena, New Jersey. The outbreak and any preventative or protective actions that we, our customers, suppliers or other third parties with which we have business relationships, or governments may take in respect of the COVID-19 outbreak could disrupt our business and the business of our customers. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. In addition, the COVID-19 outbreak could result in a severe economic downturn and has already significantly affected the financial markets of many countries. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our suppliers or third party CMOs, possibly resulting in supply disruption, or cause our customers to delay purchases or payments for our products. The COVID-19 pandemic may also create delays in the review and approval of our regulatory submissions as well as our pending reinspection related to our warning letter and pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility by the FDA.

We have initiated more frequent and detailed communications with our suppliers and the tracking of customer orders and wholesaler sell through data to help identify breaks in trends which may either facilitate the better servicing of our customers or negatively impact the achievement of our targets at risk. We will continue to monitor the situation closely and react accordingly to any future restrictions or limitations, while keeping the health of our employees and the interest of our customers and business in mind. Due to the uncertainty in the severity and duration of the pandemic, the impact on our revenues, profitability and statement of financial position is uncertain at this time.

Senior Credit Facilities Amendment

On April 6, 2020 (the “Amendment Closing Date”), the Company entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans, effective as of December 31, 2019. The amendments collectively among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019.

The associated increase in interest rates are effective as of the Amendment Closing Date. The Revolver bears interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.5% or a rate based on the prime rate plus a margin of 4.5%, with a LIBOR floor of 1.5%. The Term Loans bear interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13.0% or a rate based on the prime rate plus a margin of 12.0%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind.

Both amendments provide that in the event of receipt of net proceeds from a disposition triggering a mandatory prepayment, net proceeds of such disposition will be applied as follows: (i) first, to be retained by the Company or applied
44

to amounts outstanding under the First Lien Credit Agreement until such time as liquidity of the Company and its subsidiaries equals $10.0 million, (ii) next to amounts outstanding under the Revolver (without a permanent reduction in the revolving loan commitments of the lenders) until such amounts are paid in full (with the first lien administrative agent having the right to waive such prepayment, in which event, such net proceeds are applied to amounts outstanding under the Second Lien Credit Agreement), and (iii) finally, to amounts outstanding under the Term Loans. In addition, pursuant to the Revolver, the Company has agreed at all times to maintain book cash of the Company and its subsidiaries not in excess of $10.0 million with any excess being required to prepay the outstanding obligations under the Revolver.

The following additions and changes to financial covenants set forth in both Amendments are: (i) a new minimum net revenue covenant is added that is tested on the last day of each fiscal quarter from March 31, 2020 until the quarter ending December 31, 2020, (ii) resets a minimum consolidated adjusted EBITDA covenant that is tested on the last day of each fiscal quarter ending during the period from March 31, 2021 to maturity, (iii) eliminates a total net leverage covenant and (iv) adds a minimum liquidity covenant tested at all times during the term of the Senior Credit Facilities.

In connection with the transactions contemplated by the Term Loan Amendment, on April 6, 2020, the Company issued to the Term Loan lenders certain warrants to purchase shares of the Company’s common stock (collectively, the “Warrants”). The Warrants are exercisable for up to, in the aggregate, 5,389,949 of pre-reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants will become exercisable at any time after the Company implements the reverse stock split previously approved by its stockholders and will remain exercisable, in whole or in part, for a period of five years.

The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction.

45

TELIGENT, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2018
Change in Tax Valuation Allowance	$13,309	67	(1,256)	—	$12,120
Allowance for Doubtful Accounts	$2,185	451	—	—	$2,636
Reserve for Inventory Obsolescence	$1,304	3,343	—	1,980	$2,667
Year Ended December 31, 2019
Change in Tax Valuation Allowance	$12,120	(19)	6,461	—	$18,562
Allowance for Doubtful Accounts	$2,636	208	—	636	$2,208
Reserve for Inventory Obsolescence	$2,667	2,297	—	2,754	$2,210

46