Form 10-K/A
period 2019-12-31
Teligent, Inc.
filed 2020-04-28
CIK 352998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-08568

TELIGENT, INC.

(Formerly IGI Laboratories, Inc.)

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0355758 (I.R.S. Employer Identification No.)

105 Lincoln Ave., Buena, New Jersey (Address of principal executive offices)	08310 (Zip Code)

Registrant’s telephone number, including area code (856) 697-1441

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	TLGT	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of April 22, 2020 there were 53,899,495 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on April 13, 2020 (the “Original Filing”) solely for the purposes of including the information required by Items 10 through 14 of Part III. Except as expressly set forth above, this Form 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the Original Filing. Nothing within this Form 10-K/A has re-stated or altered the financials contained in the Original Filing in any manner.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors and Executive Officers

Set forth below are the names of our executive officers and directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of their election as directors that each person listed below should serve as a director is set forth below. Our previous executive officers, Mr. Grenfell-Gardner and Mr. Wilson, resigned on February 4, 2020 and December 30, 2019, respectively.

Each of our directors, except Timothy B. Sawyer, was elected at the Company’s 2019 annual meeting of stockholders for a one year term to serve until the 2020 annual meeting of stockholders and until their respective successors have been elected and qualified, or until his or her earlier resignation or removal. Mr. Sawyer was elected by the Board in February 2020 to serve until the 2020 annual meeting of stockholders and until his successor has been elected and qualified, or until his earlier resignation or removal.

Name	Age	Position with the Company
Timothy B. Sawyer	54	Director, Chief Executive Officer
Damian Finio	50	Chief Financial Officer and Corporate Secretary
James C. Gale(1)(3)	70	Director and Chairman
Carole S. Ben-Maimon, M.D.(2)(3)	61	Director
John Celentano(1)(2)	60	Director
Bhaskar Chaudhuri(1)(3)	65	Director
Steven Koehler(2)	69	Director
Thomas J. Sabatino, Jr.(2)	61	Director

(1)	Member of the Organization and Compensation Committee of the Board of Directors.
(2)	Member of the Audit Committee of the Board of Directors.
(3)	Member of the Nominating and Corporate Governance Committee of the Board of Directors.

Timothy B. Sawyer – Chief Executive Officer and Director

Timothy B. Sawyer, age 54, has served as Chief Executive Officer and as a member of our Board of Directors since February 4, 2020. Prior to joining Teligent, from 1993 through 2009, Mr. Sawyer held a variety of senior executive positions in general management, marketing and sales at Barr Laboratories. From 2008 through 2009, Mr. Sawyer served as Executive Vice President, Global Generic Sales and Marketing and led a team of nearly 2,000 employees in 25 countries. Subsequent to his experience at Barr Laboratories, from 2009 through 2012, Mr. Sawyer served as Senior Vice President, Corporate Strategic Development at Mylan. More recently, from January 2014 through September 2017, Mr. Sawyer served as President, Retail Medicine of 1-800-Doctors, Inc. and from September 2017 through July 2019, he served as Chief Executive Officer of Geritrex, LLC, a private equity backed developer, manufacturer and marketer of generic over the counter pharmaceuticals. Mr. Sawyer holds a B.A. in Political Science from the University of Richmond. We believe Mr. Sawyers’ qualifications to serve as Chief Executive Officer and on the Board of Directors include his experience as a pharmaceutical executive and his experience in the commercialization of pharmaceutical products.

Damian Finio – Chief Financial Officer

Damian Finio, age 50, has served as our Chief Financial Officer and Corporate Secretary since February 2018, after previously serving briefly on our Board of Directors in 2014. He leads the Finance, IT and Investor Relations teams. From November 2015 through January 2018, Mr. Finio served as Chief Financial Officer of Virtus Pharmaceuticals. From August 2014 through November 2015, he was SVP Finance of Heritage Pharmaceuticals. Mr. Finio has nearly 28 years of Finance experience, most of which was spent in the pharmaceutical industry. He began his career in public accounting at KPMG LLP. After spending nearly 14 years in a variety of financial roles at AstraZeneca, Mr. Finio also served as VP Finance of Daiichi Sankyo Pharma Development, and CFO of West-Ward Pharmaceuticals, Mr. Finio has Bachelor of Science in Accounting from The Pennsylvania State University and an MBA from the University of Delaware. He is also an (inactive) Certified Public Accountant and (inactive) Certified Treasury Professional.

James C. Gale – Director

James C. Gale, age 70, has served as a member of our Board of Directors since 2009. Mr. Gale is the Founding Partner of Signet Healthcare Partners and currently serves as its Managing Director. Prior to founding Signet in 1999, from 1991 to 1998, Mr. Gale was head of principal investment activities and investment banking at Gruntal & Co., LLC. Prior to joining Gruntal, Mr. Gale originated and managed private equity investments for Home Insurance Co., Gruntal’s parent company, from 1989 to 1994. Mr. Gale is currently the Chairman of the Board of Alpex Pharma SA and Knight Therapeutics Inc. He also serves on the boards of directors of Bionpharma Inc., CoreRx, Inc., Leon Nanodrugs GmbH, Chr. Olesen Synthesis A/S and Pharmaceutics International, Inc. He previously served on the board of directors of SpePharm AG. Mr. Gale holds a B.A. from the University of Arizona and an MBA from the University of Chicago. We believe Mr. Gale’s qualifications to serve on the Board of Directors include his investment experience, his role as the head of principal investment activities at Gruntal & Co., LLC, as well as his experience as a director of pharmaceutical companies.

Carole S. Ben-Maimon, M.D. – Director

Carole S. Ben-Maimon, M.D., age 61, has served as a member of our Board of Directors since March 2016. Dr. Ben-Maimon is currently the President and CEO of an early stage start up, Chondrial Therapeutics, Inc, which focuses on developing therapies for rare mitochondrial diseases, specifically Friedreich's Ataxia. Since November 2014, Dr. Ben-Maimon has been a consultant at CSGB Consulting, LLC. From September 2011 to November 2014, Dr. Ben-Maimon served as President of the generic products division of Impax Laboratories, Inc. Prior to that, she served as Senior Vice President, Corporate Strategy, at Qualitest Pharmaceuticals, Inc. from July 2009 to July 2010. Prior to her role at Qualitest, she served as Founder, President and Chief Executive Officer and director of Alita Pharmaceuticals, Inc., an early stage, privately held specialty pharmaceutical company, from September 2006 to June 2009. Dr. Ben-Maimon also held executive positions with and served as a member of the board with Barr Pharmaceuticals from 2001 to 2006, including as President and Chief Operating Officer of Duramed Research, Inc. (a wholly-owned subsidiary of Barr Pharmaceuticals Inc.). Dr. Ben-Maimon also held executive positions with Teva Pharmaceuticals USA, where she served as Senior Vice President, Science and Public Policy, from 2000 to 2001, Senior Vice President, Research and Development, from 1996 to 2000 and Vice President, Medical and Regulatory Affairs, with Lemmon Company (a wholly owned subsidiary of Teva Pharmaceuticals, Inc.) from 1993 to 1996. She served as the Chairman of the board of the Generic Pharmaceutical Association from 1999 to 2002. Dr. Ben-Maimon is a graduate of Thomas Jefferson Medical College and received a Bachelor of Arts in biology from The University of Pennsylvania, where she graduated magna cum laude. She completed clinical and research training in internal medicine and nephrology at Thomas Jefferson University. We believe that Dr. Ben-Maimon’s qualifications to serve on the Board of Directors include her years of experience in the pharmaceutical industry, including prior positions in various senior executive roles at pharmaceutical companies.

John Celentano – Director

John Celentano, age 60, has served as a member of our Board of Directors since March 2015. Mr. Celentano currently works as an advisor to the pharmaceutical industry. He retired from Bristol-Myers Squibb Company in 2013 where he held senior leadership positions including: President, Bristol-Myers Squibb Healthcare Group (Mead Johnson Nutrition, ConvaTec, and Medical Imaging); Regional President roles in Emerging Markets/Asia Pacific, Latin America/Canada, and UK/Northern Europe; and SVP of Human Resources. He serves on the Boards of privately held JJ White Inc. and YourEncore Inc. Mr. Celentano holds a B.A. from the University of Delaware and an MBA from Drexel University. We believe Mr. Celentano’s qualifications to serve on the Board of Directors include his extensive experience in the pharmaceutical industry.

Bhaskar Chaudhuri – Director

Bhaskar Chaudhuri, age 65, has served as a member of our Board of Directors since 2010. Mr. Chaudhuri has more than 20 years’ experience in pharmaceutical management, research and development. Since June 2011, he has been the Operating Partner at Frazier Healthcare Ventures. Prior to that time, Mr. Chaudhuri served as President of Valeant Pharmaceuticals International, Inc. from January 2009 to September 2010. Prior to joining Valeant, Mr. Chaudhuri served for seven years as President and Chief Executive Officer of Dow Pharmaceutical Sciences, Inc. and as a member of its board of directors from 2003 to 2008, at which time Dow was acquired by Valeant. Prior to that, Mr. Chaudhuri served as Executive Vice President of Scientific Affairs at Bertek Pharmaceuticals, Inc., a subsidiary of Mylan N.V., from 1998 to 2000. Prior to his positions at Bertek, Mr. Chaudhuri served as the General Manager of the Dermatology Division of Mylan. Mr. Chaudhuri joined Mylan through the acquisition of Penederm, Inc., where he worked from 1992 to 1998 in a number of senior positions before becoming the Vice President of Research and Development. Mr. Chaudhuri serves on the boards of directors of Corium International, Inc., Silvergate Pharmaceuticals, Inc. and Vyome Biosciences, Ltd. Mr. Chaudhuri holds a B.S. in Pharmacy and an M.S. in Industrial Pharmacy from Jadavpur University and a Ph.D. in Pharmaceutics from the University of Louisiana. We believe Mr. Chaudhuri’s qualifications to serve on the Board of Directors include his many years of experience in the pharmaceutical industry, including his prior positions in senior executive roles at major pharmaceutical companies.

Steven Koehler – Director

Steven Koehler, age 69, has served as a member of our Board of Directors since October 2014. Mr. Koehler retired from Merck & Co., Inc. in September 2011 where, from November 2009 to September 2011, he served as Vice President, Schering-Plough Controller and Special Projects, and was a member of the Finance Senior Leadership Team. From March 2006 to November 2009, Mr. Koehler served as Vice President, Corporate Controller of Schering-Plough Corporation, where he also served as Chief Accounting Officer. Prior to his positions at Schering-Plough, Mr. Koehler served in several capacities at The Medicines Company, including Senior Vice President and Chief Financial Officer, from 2004 through 2006, and Vice President, Finance and Business Administration, from 2002 to 2004. From 2001 to 2002, Mr. Koehler was Vice President, Finance and Chief Financial Officer, of Vion Pharmaceuticals, Inc. Prior to his position at Vion, Mr. Koehler served in a number of senior finance positions at Knoll Pharmaceuticals, Inc. and Knoll AG between 1995 and 2001. From 1977 to 1993, he held positions in finance and accounting with the American Hospital Supply Corporation, then with Baxter International, Inc. after the two companies merged in 1985. Mr. Koehler began his career with Arthur Andersen LLP in Chicago from 1973 to 1977. Mr. Koehler holds a B.A. from Duke University and an MBA from the Kellogg Graduate School of Management, Northwestern University. We believe Mr. Koehler’s qualifications to serve on the Board of Directors include his many years of experience in the pharmaceutical industry, including his senior leadership positions at several pharmaceutical companies, as well as his extensive financial experience.

Thomas J. Sabatino, Jr. – Director

Thomas J. Sabatino, Jr., age 61, has served as a member of our Board of Directors since September 2017. From April 2016 to December 2018, Mr. Sabatino served as Executive Vice President and General Counsel of Aetna Inc with worldwide responsibility for leading its legal operations, including formulating corporate legal policy. Prior to joining Aetna, Mr. Sabatino worked for Hertz Global Holdings, Inc., where he served as Senior Executive Vice President, Chief Administrative Officer and General Counsel. He joined Hertz in 2015 after serving as Executive Vice President, Global Legal and Chief Administrative Officer of Walgreens Boots Alliance. Previously, in 2010, Mr. Sabatino was Executive Vice President and General Counsel of UAL Corporation and United Airlines, Inc., and was Executive Vice President and General Counsel of Schering-Plough Corporation from 2004 through 2009. He also has held General Counsel positions at Baxter International and American Medical International. Mr. Sabatino has received numerous awards from his peers, including Inside Counsel’s Transformative Leader Award (2012), the National Bar Association Gertrude E. Rush Award (2013) and the Equal Justice Works Scales of Justice Award (2014). He is Co-Chair of the Board of Directors of the Humane Society of the United States. He serves on the Board of Overseers for the University of Pennsylvania Law School and the Board of Directors of the International Institute for Conflict Prevention and Resolution. Mr. Sabatino earned his law degree from the University of Pennsylvania and his undergraduate degree from Wesleyan University in Connecticut. We believe Mr. Sabatino’s qualifications to serve on the Board of Directors include his many years of experience in the legal profession and his senior leadership positions of several healthcare companies.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2019, there were 11 meetings of our Board of Directors, and the various committees of the Board of Directors met a total of 15 times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board of Directors on which he or she served during fiscal 2019. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged to attend each annual meeting of our stockholders. All of our directors attended our annual meeting of stockholders held in 2019.

Audit Committee. Our Audit Committee met 7 times during fiscal 2019. This committee currently has four members, Steven Koehler (Chairman), Carole S. Ben-Maimon, M.D., John Celentano and Thomas J. Sabatino, Jr. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the Nasdaq Marketplace Rules, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Koehler is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. Please also see the report of the Audit Committee set forth elsewhere in this Form 10-K/A.

A copy of the Audit Committee’s written charter is publicly available on our website at www.teligent.com.

Organization and Compensation Committee. Our Organization and Compensation Committee met 7 times during fiscal 2019. This committee currently has three members, John Celentano (Chairman), James C. Gale and Bhaskar Chaudhuri. Our Organization and Compensation Committee’s role and responsibilities are set forth in the Organization and Compensation Committee’s written charter, and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Organization and Compensation Committee also administers our 2016 Equity Incentive Plan, as amended (the “2016 Plan”). The Organization and Compensation Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision-making process with respect to that issue without the chief executive officer present. All members of the Organization and Compensation Committee qualify as independent under the Nasdaq Marketplace Rules.

The Organization and Compensation Committee did not utilize the services of an independent compensation consultant in fiscal 2019. The Organization and Compensation Committee’s independent compensation consultant during fiscal year 2018 was Pearl Meyer. Pearl Meyer was engaged by, and reported directly to, the Organization and Compensation Committee, which had the sole authority to hire or fire them and to approve fee arrangements for work performed. Pearl Meyer assisted the Organization and Compensation Committee in fulfilling its responsibilities under its charter, including advising on proposed compensation packages for executive officers and directors, compensation program design and market practices generally. The Organization and Compensation Committee authorized Pearl Meyer to interact with management on behalf of the Organization and Compensation Committee, as needed, in connection with advising the Organization and Compensation Committee, and Pearl Meyer was included in discussions with management. Pearl Meyer assisted the Organization and Compensation Committee in defining the appropriate market of our peer companies for executive compensation and practices. Pearl Meyer also assisted the Organization and Compensation Committee in comparing our director compensation program and practices against those of our peers. We used the information that we obtained from Pearl Meyer primarily for evaluating our executive compensation practices, including measuring the competitiveness of our practices. The Organization and Compensation Committee has assessed the independence of Pearl Meyer pursuant to SEC rules and the corporate governance rules of The Nasdaq Stock Market and concluded that Pearl Meyer’s work with and on behalf of the Organization and Compensation Committee raises no conflict of interest.

The Organization and Compensation Committee, and, where applicable, the Chief Executive Officer reviews the performance of each named executive officer in light of the above factors and determines whether the named executive officer should receive any increase in base salary or receive a discretionary equity award based on such evaluation. During fiscal year 2019, the Organization and Compensation Committee determined the appropriate levels of compensation for our named executives by evaluating and weighting the achievement of certain corporate goals. The Organization and Compensation Committee also considered each executive’s weighted personal key performance indicator score, base salary, performance target and target of bonus for each such executive.

A copy of the Organization and Compensation Committee’s written charter is publicly available on our website at www.teligent.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met once during fiscal 2019 and has three members, Bhaskar Chaudhuri (Chairman), James C. Gale and Carole S. Ben-Maimon, M.D. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board of Directors as to the size and composition of the Board of Directors and its committees, evaluating and making recommendations as to potential candidates and evaluating current Board of Directors members’ performance. All members of the Nominating and Corporate Governance Committee qualify as independent under the Nasdaq Marketplace Rules.

If a stockholder wishes to nominate a candidate for director who is not to be included in our proxy statement, it must follow the procedures described in our Amended and Restated By-Laws.

In addition, under our current corporate governance policies, the Nominating and Corporate Governance Committee may consider candidates recommended by stockholders as well as from other sources, such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board of Directors, and concern for the long-term interests of our stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to propose a candidate for consideration as a nominee by the Nominating and Corporate Governance Committee under our corporate governance policies, it should submit such recommendation in writing to our Corporate Secretary at our corporate offices, 105 Lincoln Avenue, PO Box 687, Buena, New Jersey 08310.

The Nominating and Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives, where appropriate, to achieve a diverse balance of backgrounds, perspectives and experience on the board and its committees. The Nominating and Governance Committee seeks to develop a Board that reflects diverse backgrounds, experience, expertise, skill sets and viewpoints, actively seeking director candidates who bring diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

A copy of the Nominating and Governance Committee’s written charter is publicly available on the our website at www.teligent.com.

Organization and Compensation Committee Interlocks and Insider Participation. Our Organization and Compensation Committee has three members, John Celentano (Chairman), James C. Gale and Carole S. Ben-Maimon, M.D. No member of the Organization and Compensation Committee has been an officer or employee of Teligent. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Organization and Compensation Committee.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Board of Directors has six independent members and one non-independent member who serves as our Chief Executive Officer. We believe that the number of independent, experienced directors that make up our Board of Directors, along with the independent oversight of the Board of Directors by the Non-Executive Chairman, benefits our Company and our stockholders. All of our independent directors have demonstrated leadership in other organizations and are familiar with board of director processes.

The Chairman of the Board of Directors presides at all meetings of the Board of Directors. The Chairman is appointed on an annual basis by a majority vote of the directors. Currently, the offices of Chairman of the Board of Directors and Chief Executive Officer are separated. We have no fixed policy with respect to the separation of the offices of the Chairman of the Board of Directors and Chief Executive Officer. Currently, two separate individuals serve in the positions of Chairman of our Board of Directors and Chief Executive Officer. We believe that our current leadership structure is optimal for the Company at this time.

Our management is principally responsible for defining the various risks facing the Company, formulating risk management policies and procedures, and managing our risk exposures on a day-to-day basis. The Board of Directors’ principal responsibility in this area is to ensure that sufficient resources, with appropriate technical and managerial skills, are provided throughout the Company to identify, assess and facilitate processes and practices to address material risk and to monitor our risk management processes by informing itself concerning our material risks and evaluating whether management has reasonable controls in place to address the material risks. The involvement of the Board of Directors in reviewing our business strategy is an integral aspect of the Board of Directors’ assessment of management’s tolerance for risk and also its determination of what constitutes an appropriate level of risk for the Company.

While the full Board of Directors has overall responsibility for risk oversight, the Board of Directors has elected to delegate oversight responsibility related to certain risks committees, which, in turn, report on the matters discussed at the committee level to the full Board of Directors. For instance, our Audit Committee focuses on the material risks facing the Company, including operational, market, credit, liquidity and legal risks. Additionally, our Organization and Compensation committee could be charged with reviewing and discussing with management whether our compensation arrangements are consistent with effective controls and sound risk management. Our management reports to the Board of Directors and Audit Committee on a regular basis regarding risk management.

Stockholder Communications to the Board of Directors

Stockholders who wish to send communications to our Board of Directors may do so by sending them c/o Teligent, Inc., Corporate Secretary, 105 Lincoln Avenue, PO Box 687, Buena, New Jersey 08310. Such communications may be addressed either to specified individual directors or the entire Board of Directors. The Corporate Secretary will have the discretion to screen and not forward to directors communications that the Corporate Secretary determines are communications unrelated to our business or governance, commercial solicitations, offensive, obscene, or otherwise inappropriate. The Corporate Secretary will, however, compile all stockholder communications that are not forwarded and such communications will be available to any director.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics, the Standards of Business Conduct that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the Standards of Business Conduct is posted on our website at www.teligent.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of Nasdaq.

Report of Audit Committee

The Audit Committee of the Board of Directors, which consists entirely of directors who meet the independence and experience requirements of Nasdaq, has furnished the following report:

The Audit Committee assists the Board of Directors in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality of internal and external audit processes. This committee’s role and responsibilities are set forth in our charter adopted by the Board of Directors, which is available on our website at www.teligent.com. This committee reviews and reassesses our charter annually and recommends any changes to the Board of Directors for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention and oversight of the work of Deloitte & Touche LLP. In fulfilling its responsibilities for the financial statements for the fiscal year ended December 31, 2019, the Audit Committee took the following actions:

•	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2019 with management and Deloitte & Touche LLP, our independent registered public accounting firm;

•	Discussed with Deloitte & Touche LLP the matters required to be discussed in accordance with Auditing Standard No. 1301 - Communications with Audit Committees; and

•	Received written disclosures and the letter from Deloitte & Touche LLP regarding its independence as required by applicable requirements of the Public Company Accounting Oversight Board regarding Deloitte & Touche LLP’s communications with the Audit Committee and further discussed with Deloitte & Touche LLP their independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the committee determined appropriate.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and Deloitte & Touche LLP, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Members of the Teligent, Inc. Audit Committee

Steven Koehler (Chair)
Carole S. Ben-Maimon, M.D.
John Celentano Thomas J. Sabatino, Jr.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2019 and 2018 to our former Chief Executive Officer, our Chief Financial Officer and our former General Counsel.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Jason Grenfell-Gardner,	2019	466,356	82,000	--	361,263	27,720	(2)	897,339
Former President and Chief Executive Officer(8)	2018	459,638	96,830	117,207	102,742	26,386	(3)	802,803

Damian Finio,	2019	329,750	70,858	--	127,358	23,856	(4)	551,822
Chief Financial Officer	2018	287,500	172,385	85,500	156,035	21,012	(5)	722,431

Martin Wilson,	2019	308,950	--	--	133,468	23,928	(6)	466,346
Former General Counsel(8)	2018	304,414	82,754	39,014	34,200	25,294	(7)	485,676

(1)	These amounts represent the aggregate grant date fair value for stock awards for fiscal years 2019 and 2018, respectively, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 10 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(2)	Includes $15,209 relating to premiums for medical and dental insurance paid for by the Company, $1,311 in premiums paid for by the Company for a life insurance policy to benefit Mr. Grenfell-Gardner with a face amount of $600,000, and $15,209 of matching contributions made under the Company’s 401(k) plan.

(3)	Includes $14,857 relating to premiums for medical and dental insurance paid for by the Company, $666 in premiums paid for by the Company for a life insurance policy to benefit Mr. Grenfell-Gardner with a face amount of $600,000, and $10,800 of matching contributions made under the Company’s 401(k) plan.

(4)	Includes $11,357 relating to premiums for medical and dental insurance paid for by the Company, $1,299 in premiums paid for by the Company for a life insurance policy to benefit Mr. Finio with a face amount of $600,000, and $11,200 of matching contributions made under the Company’s 401(k) plan.

(5)	Includes $8,929 relating to premiums for medical and dental insurance paid for by the Company, $399 in premiums paid for by the Company for a life insurance policy to benefit Mr. Finio with a face amount of $600,000, and $10,000 of matching contributions made under the Company’s 401(k) plan.

(6)	Includes $23,848 relating to premiums for medical and dental insurance paid for by the Company, and $1,446 in premiums paid for by the Company for a life insurance policy to benefit Mr. Wilson with a face amount of $600,000.

(7)	Includes $22,617 relating to premiums for medical and dental insurance paid for by the Company, and $1,446 in premiums paid for by the Company for a life insurance policy to benefit Mr. Wilson with a face amount of $600,000.

(8)	Mr. Grenfell-Gardner resigned as Chief Executive Officer on February 4, 2020. Mr. Wilson resigned as General Counsel on December 30, 2019.

2019 Fiscal Year Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during the fiscal year ended December 31, 2019.

Name	Grant date	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
Jason Grenfell-Gardner,
Former Chief Executive Officer	2/19/2019	--	466,274	1.62	321,263

Damian Finio,
Chief Financial Officer	2/19/2019	--	184,844	1.62	127,358

Martin Wilson,
Former General Counsel	2/19/2019	--	193,712	1.62	133,468

Annual Equity Incentive Program for Management. On February 11, 2015, the Organization and Compensation Committee instituted an annual equity incentive program for our named executive officers pursuant to which we would issue, in the sole discretion of our Organization and Compensation Committee, to our (i) Chief Executive Officer, an annual equity grant of options to purchase shares of our common stock and/or RSUs, in an amount equal to 100% of his annual base salary, and (ii) Chief Financial Officer, an annual equity grant of options to purchase shares of our common stock and/or RSUs, in an amount equal to 60% of his annual base salary. The equity grants were to be made pursuant to our 2009 Equity Incentive Plan, which has since been discontinued and was replaced by our 2016 Plan, and, if granted, would be subject to a three-year vesting schedule. The allocation of different securities within each annual equity grant shall be determined by the Organization and Compensation Committee in its sole discretion.

The annual equity grants for the year ended December 31, 2019 were approved on February 19, 2019. Mr. Grenfell-Gardner, our former President and Chief Executive Officer, received options to purchase up to 466,274 shares of our common stock at an exercise price of $1.62 per share, with one-third of the common stock underlying such options to vest ratably over the next three anniversaries of the date of grant, starting on February 19, 2020. Mr. Finio, our Chief Financial Officer, received options to purchase up to 184,844 shares of our common stock at an exercise price of $1.62 per share, with one-third of the common stock underlying such options to vest ratably over the next three anniversaries of the date of grant, starting on February 19, 2020. Mr. Wilson, our former General Counsel, received options to purchase up to 193,712 shares of our common stock at an exercise price of $1.62 per share, with one-third of the common stock underlying such options to vest ratably over the next three anniversaries of the date of grant, starting on February 19, 2020. To the extent not already vested, Mr. Grenfell-Gardner’s equity vested in full and became fully exercisable upon his resignation on February 4, 2020 To the extent not already vested, Mr. Wilson forfeited any unvested equity upon his resignation on December 30, 2019.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Executive Officers

Chief Executive Officer. Timothy B. Sawyer joined Teligent as our Chief Executive Officer and entered into an employment agreement, effective February 4, 2020 (the “CEO Employment Agreement”). Under the CEO Employment Agreement, Mr. Sawyer is entitled to an annual base salary of $480,000. Mr. Sawyer is also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock, provided Mr. Sawyer is employed on December 31 of such fiscal year. Mr. Sawyer’s target annual performance bonus will be equal to 85% of his base salary then-in effect for the applicable fiscal year. The amount of any such annual performance bonus shall be determined by the Organization and Compensation Committee of the Board of Directors in their discretion, with reference to Mr. Sawyer’s fulfillment of performance goals established by the Organization and Compensation Committee of our Board of Directors.

In connection with the entry into the CEO Employment Agreement, Mr. Sawyer received a one-time grant of non-qualified stock options to purchase 1,500,000 shares of common stock, $0.01 par value per share, as an “inducement grant” under the rules of the Nasdaq Stock Market. The options will vest according to the following schedule: one-fourth of the shares subject to such award shall vest on each of the first, second, third and fourth anniversaries of the effective date of the CEO Employment Agreement.

Either party may terminate Mr. Sawyer’s employment at any time, provided that Mr. Sawyer shall provide 30 days’ written notice to the Company of any such termination.

Mr. Sawyer is also subject to certain restrictive covenants as set forth in the CEO Employment Agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Sawyer also agrees to assign certain intellectual property to the Company. Mr. Sawyer is also entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees.

Former President and Chief Executive Officer. Jason Grenfell-Gardner joined Teligent as our President and Chief Executive Officer and entered into an employment agreement, effective July 30, 2012 (the “Grenfell-Gardner Employment Agreement”). Under the Grenfell-Gardner Employment Agreement, Mr. Grenfell-Gardner was entitled to an annual base salary of $315,000, which was increased in 2017 in accordance with terms of the Grenfell-Gardner Employment Agreement to $459,638. Mr. Grenfell-Gardner was also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which was payable in either cash, stock options and/or restricted stock, provided Mr. Grenfell-Gardner was employed on December 31 of such fiscal year. Mr. Grenfell-Gardner’s target annual performance bonus was equal to 70% of his base salary then-in effect for the applicable fiscal year. The amount of any such annual performance bonus was to be determined by the Organization and Compensation Committee of the Board of Directors in their discretion, with reference to Mr. Grenfell-Gardner’s fulfillment of performance goals established by the Organization and Compensation Committee of our Board of Directors.

In connection with the entry into the Grenfell-Gardner Employment Agreement, Mr. Grenfell-Gardner received (i) 325,000 shares of restricted stock (the “Restricted Stock Award”), (ii) an option to purchase 975,000 shares of the Company’s common stock at an exercise price of $1.02 per share (the “Primary Option”) and (iii) a supplemental option to purchase 50,000 shares of the Company’s common stock (the “Supplemental Option”). The Restricted Stock Award and the Primary Option are subject to and governed by the terms of the 2009 Plan and a restricted stock award agreement and stock option award agreement, respectively. The Supplemental Option is subject to and governed by the terms of the 2009 Plan and stock option award agreements. To the extent not already vested, all of Mr. Grenfell-Gardner’s equity vested in full and became fully exercisable upon his resignation on February 4, 2020.

Either party was entitled to terminate Mr. Grenfell-Gardner’s employment at any time, provided that Mr. Grenfell-Gardner was required to provide 30 days’ written notice to the Company of any such termination.

Mr. Grenfell-Gardner was also subject to certain restrictive covenants as set forth in the Grenfell-Gardner Employment Agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Grenfell-Gardner also agreed to assign certain intellectual property to the Company. Mr. Grenfell-Gardner was also entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees.

Chief Financial Officer. Mr. Finio joined Teligent as our Chief Financial Officer and Corporate Secretary pursuant to an employment agreement, dated January 2, 2018 (the “CFO Employment Agreement”). Under the CFO Employment Agreement, Mr. Finio receives an annual base salary of $331,500 which is subject to annual review by the Company. He also received a one-time sign-on bonus of $100,000 in cash. Mr. Finio is also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock, provided Mr. Finio is employed on December 31 of such fiscal year. Mr. Finio’s target annual performance bonus will be equal to 45% of his base salary then in effect for the applicable fiscal year. The amount of any such annual performance bonus shall be determined by the Organization and Compensation Committee of the Board of Directors in their discretion, with reference to Mr. Finio’s fulfillment of performance goals established by the Board of Directors or any committee with respect to the applicable fiscal year.

In connection with entering into the CFO Employment Agreement, Mr. Finio received a one-time grant of 30,000 RSUs and incentive stock options to purchase 125,000 shares of common stock. The RSUs and options are governed by the terms of the 2016 Plan and will vest according to the following schedule: one-third of the shares subject to such awards shall vest on each of the first, second and third anniversaries of the effective date of the CFO Employment Agreement. In addition, any options or restricted stock that remain unvested immediately prior to a change in control, as defined below, will immediately vest, provided that Mr. Finio remains in continuous service with the Company through the consummation of that change in control.

On January 3, 2020, pursuant to a Retention Bonus Program for certain key employees, Mr. Finio was awarded a retention bonus in the amount of $37,294 payable on June 30, 2020 provided Mr. Finio is employed as Chief Financial Officer of the Company on such date. On February 4, 2020, Mr. Finio received a grant of incentive stock options to purchase 250,000 shares of common stock at an exercise price equal to $0.39 per share. The options are governed by the terms of the 2016 Plan and will vest according to the following schedule: one-third of the shares subject to such awards shall vest on yearly basis beginning February 4, 2021. On March 2, 2020, based on Mr. Finio’s increased responsibilities, (i) his annual base salary was increased to $360,000, (ii) his target annual performance bonus was increased to 50% of his base salary, (iii) he was awarded an additional retention bonus of $37,294 payable on September 30, 2020 provided he is employed as Chief Financial Officer of the Company on such date and (iv) he received a grant of incentive stock options to purchase 263,580 shares of common stock at an exercise price equal to $0.44 per share. The options are governed by the terms of the 2016 Plan and will vest according to the following schedule: one-third of the shares subject to such awards shall vest on yearly basis beginning on March 2, 2021.

Either party may terminate Mr. Finio’s employment at any time, provided that Mr. Finio shall provide 30 days’ written notice to the Company of any such termination.

Mr. Finio is also subject to certain restrictive covenants as set forth in the CFO Employment Agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Finio also agrees to assign certain intellectual property to the Company. Mr. Finio is also entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees.

Former General Counsel.  Martin Wilson joined Teligent as our General Counsel pursuant to an employment agreement, effective March 31, 2017 (the “GC Employment Agreement”). Under the GC Employment Agreement, Mr. Wilson received an annual base salary of $300,000. Mr. Wilson was also eligible to receive an annual performance bonus for each fiscal year during the term of his employment, which was payable in either cash, stock options and/or restricted stock, provided Mr. Wilson was employed on December 31 of such fiscal year. Mr. Wilson’s target annual performance bonus was equal to 40% of his base salary then in effect for the applicable fiscal year. The amount of any such annual performance bonus was determined by the Board of Directors or the Organization and Compensation Committee of the Board of Directors in their discretion, with reference to Mr. Wilson’s fulfillment of performance goals established by the Organization and Compensation Committee with respect to the applicable fiscal year.

In connection with his appointment, on April 25, 2017, Mr. Wilson received (i) a grant of incentive stock options to purchase 40,000 shares of common stock at an exercise price equal to $8.15 and (ii) 15,000 RSUs. One-third of the shares underlying such derivative securities was scheduled to vest ratably on an annual basis beginning on April 25, 2018. On March 22, 2018, Mr. Wilson received: (i) a grant of incentive stock options to purchase 22,105 shares of common stock at an exercise price equal to $3.53 and (ii) 11,052 RSUs. One-third of the shares underlying such derivative securities was scheduled to vest ratably on an annual basis beginning on March 22, 2019. To the extent not already vested, Mr. Wilson forfeited any unvested equity upon his resignation on December 30, 2019.

Either party was entitled to terminate Mr. Wilson’s employment at any time, provided that Mr. Wilson was required to provide 30 days’ written notice to the Company of any such termination.

Mr. Wilson was also subject to certain restrictive covenants as set forth in the GC Employment Agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Wilson also agreed to assign certain intellectual property to the Company. Mr. Wilson was also entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2019 to each of the executive officers named in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Jason Grenfell-Gardner,	975,000	–	1.02	7/30/22	–	–
Former Chief Executive Officer	25,000	–	1.02	7/30/22	–	–
	25,000	–	2.89	12/30/23	–	–
	180,000	–	10.67	2/11/25	–	–
	42,500	–	10.67	2/11/25	–	–
	56,274	–	7.50	1/26/26
	36,302	18,151	7.09	2/3/27	8,854	3,807
	22,135	44,271	3.53	3/22/28	22,135	9,518
	–	466,274	1.62	2/19/29

Damian Finio,	41,666	83,334	2.85	2/5/28	20,000	8,600
Chief Financial Officer	–	184,844	1.62	2/19/29	–	–
	–	–	–	–	–	–

Martin Wilson,	26,666	13,334	8.15	4/25/27	5,000	2,150
Former General Counsel	7,368	14,737	3.53	3/22/28	7,368	3,168
	--	193,712	1.62	2/19/29

(1)	To the extent not already vested, all of Mr. Grenfell-Gardner’s equity vested in full and became fully exercisable upon his resignation on February 4, 2020. Mr. Finio’s grants of (i) options to purchase up to 125,000 shares of common stock and (ii) 30,000 RSUs each vest over a three-year period in three equal installments beginning on February 5, 2019; Mr. Finio’s grant of options to purchase up to 184,844 shares of common stock vest over a three-year period in three equal installments beginning on February 19, 2020. Mr. Wilson’s grant of options to purchase up to 22,105 shares of common stock and (ii) 10,536 each vest over a three-year period in three equal installments beginning on February 5, 2019. Mr. Wilson has the option to exercise any vested equity until March 29, 2020 and thereafter any unexercised equity will expire. Mr. Wilson forfeited any unvested equity upon his resignation on December 30, 2019.

(2)	The market value of the stock awards is determined by multiplying the number of shares by $0.43, the closing price of our common stock on The Nasdaq Stock Market on December 31, 2019, the last day of our fiscal year.

Option Exercises and Stock Vested in 2019

The following table shows information regarding exercises of options to purchase our common stock and vesting of stock awards held by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2019.

No executive officer exercised an option to purchase our common stock during the fiscal year ended December 31, 2019.

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jason Grenfell-Gardner,	–		9,379	17,539	(1)
Former Chief Executive Officer			8,855	14,434	(1)
			11,068	12,839	(1)

Damian Finio,	–
Chief Financial Officer			10,000	16,100	(2)

Martin Wilson,	–		3,684	4,273	(3)
Former General Counsel(3)			5,000	4,350	(3)

(1)	9,379 shares vested on January 26, 2019 and the value realized is calculated by multiplying the closing price of our common stock on the vesting date ($1.87). 8,855 shares vested on February 3, 2019 and the value realized is calculated by multiplying the closing price of our common stock on the vesting date ($1.63). 11,068 shares vested on March 22, 2019 and the value realized is calculated by multiplying the closing price of our common stock on the vesting date ($1.16).

(2)	10,000 shares vested on February 5, 2019 and the value realized is calculated by multiplying the closing price of our common stock on the vesting date ($1.61).

(3)	3,684 shares vested on March 22, 2019 and the value realized is calculated by multiplying the closing price of our common stock on the vesting date ($1.16). 5,000 shares vested on April 25, 2019 and the value realized is calculated by multiplying the closing price of our common stock on the vesting date ($0.87).

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Potential Payments upon Termination or Change in Control

Set forth below is a description of the potential payments we would have needed to make upon termination of any of our named executive officers’ employment or upon a change in control of the Company in connection with the fiscal year ended December 31, 2019. Any such payments would be conditioned upon such executive’s execution and delivery to the Company, within 60 days following cessation of employment, of a general release of claims.

Payments upon Termination of Change in Control at December 31, 2019:

Termination by us without cause. If the executive’s employment is terminated by the Company without cause (as defined below), we are required to pay (i) their unpaid base salary through the effective date of termination and any reimbursable business expenses; (ii) the executive’s base salary as then in effect for a period of six months following termination of employment; and (iii) the executive’s annual performance bonus that would otherwise have been payable to the executive for the year in which the termination occurs, prorated as of the date of termination. Further, to the extent then unvested, upon such termination, a pro-rata portion of the executive’s options and restricted stock will become vested. However, any such payment obligations shall immediately terminate upon a judicial determination that the executive has breached certain confidentiality, non-solicitation, non-competition and/or conflict of interest provisions under their respective employment agreements.

Termination for any other reason. If the executive’s employment is terminated by the Company other than without cause (as defined below), including, but limited to, termination for cause, as a result of the executive’s death or disability, or as a result of the executive’s resignation, we are required to pay their unpaid base salary through the effective date of termination.

Payments upon a Change in Control. The employment agreements of Mr. Grenfell-Gardner, Mr. Finio and Mr. Wilson provide that, in the event of a “change in control,” provided they remain in continuous service with the Company through the consummation of such change in control, all unvested options and restricted stock awarded to them will immediately vest.

“Cause,” for purposes of each of the employment agreements, includes (i) commission of a willful and material act of dishonesty in the course of the executive’s duties under their respective employment agreements, (ii) conviction by a court of competent jurisdiction of a crime constituting a felony or conviction in respect of any act involving fraud, dishonesty or moral turpitude, (iii) the executive’s performance under the influence of controlled substances, or continued habitual intoxication, during working hours, after the Company shall have provided written notice to the executive and given the executive 30 days within which to commence rehabilitation with respect thereto, and the executive shall have failed to commence such rehabilitation or continued to perform under the influence after such rehabilitation, (iv) frequent or extended, and unjustifiable (not as a result of incapacity or disability) absenteeism, which shall not have been cured within 30 days after the Company’s written notice of breach and its intention to terminate the executive’s employment in accordance with the provisions of his or her employment agreement, (v) the executive’s personal, willful and continuing misconduct or refusal to perform his or her duties and responsibilities, or to carry out directives of the Board of Directors, which, if capable of being cured, shall not have been cured within 60 days after the Company’s written notice of breach and its intention to terminate the executive’s employment in accordance with the provision of his or her employment agreement or (vi) material non-compliance with the terms of his or her respective employment agreement, including, but not limited to, any breach of certain confidentiality, non-solicitation, non-competition and conflict of interest provisions thereunder.

A “change in control,” for purposes of each of the employment agreements, includes (a) any “person,” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (other than (i) an individual or entity holding securities of the Company as of the date hereof which represent 3% or more of the outstanding voting power of the all securities on matters to be generally voted upon by the Company's stockholders, (ii) Jane Hager, Edward Hager, Steve Morris, Frank Gerardi or any of their respective affiliates, any entity of which any of the foregoing are trustees, or trusts established for their benefit, (iii) the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, (iv) Signet Healthcare Partners, its affiliates or any of its affiliated funds, or (v) any corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportion as their ownership of stock of the Company) is or becomes the owner, directly or indirectly, of outstanding securities of the Company representing 60% or more of the combined voting power of the Company's then outstanding securities; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 40% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a re-capitalization of the Company (or similar transaction) or a reincorporation of the Company into another jurisdiction; or (c) a sale of all or substantially all of the assets of the Company.

Payments upon Termination of Change in Control as of January 9, 2020:

On January 9, 2020, the Organization and Compensation Committee approved the Teligent, Inc. Change in Control Severance Policy (the “Policy”). The purpose of the Policy is to provide certain Company employees, including the Company’s named executive officers, with certain compensation and other benefits in the event of a termination of employment by the Company (or its acquirer or successor) without Cause (as defined below) or by such employee for Good Reason (as defined below) that occurs during the period following the date on which a Change of Control (as defined below) is consummated, as designated in the addendum to the Policy for a participant's applicable salary grade classification. In addition, if an eligible employee is entitled to similar severance or benefit continuation under another Company severance policy or an employment or severance agreement with the Company or an affiliate, any severance payable or benefits provided under such other arrangement will reduce or otherwise offset the severance benefits provided under the Policy.

In the event of a qualifying termination, the Policy makes available benefits to the participants in a tiered approach, with the nature of the benefits provided based upon the seniority of the position such participant occupies. Upon a qualifying termination, the Company’s named executive officers will receive (i) base salary continuation payments for a period of twelve months following the qualifying termination; (ii) a prorated portion of the target bonus for the year in which the qualifying termination occurs (the “Prorated Bonus”); (iii) an amount equal to the target annual bonus and (iv) continued medical, dental and vision coverage under COBRA, which ceases after twelve months or when the individual becomes covered by another employer program, whichever occurs first. As more fully described in the Policy, upon a qualifying termination other participants will receive (i) base salary continuation payments for a period ranging from three months to twelve months (with certain participants entitled to additional base salary continuation payments based upon years of service to the Company); (ii) a Prorated Bonus; (iii) for certain participants, an amount equal to the target annual bonus and (iv) continued medical, dental and vision coverage under COBRA for periods ranging from six months to twelve months (or ceasing earlier if such participant becomes covered by another employer program).

In each case, receipt of any compensation or benefits under the Policy is subject to the participant’s execution of a general release of claims in favor of the Company, its successors and affiliates, and each of their officers, directors and employees. In the event a participant has beached any duty of confidentiality, non-solicitation or non-competition owing to the Company, the participant will forfeit all further benefits payable under the Policy and will, at the Organization and Compensation Committee’s direction, be required to repay to the Company any benefits previously received under the Policy.

For purposes of the Policy:

“Cause” means "Cause" as defined in the participant's applicable employment or severance agreement, if any; or, if the participant has no employment or severance agreement or there is no such definition in the employment or severance agreement, "Cause" means the occurrence of one or more of the following events: (i) any act or omission to act by the participant which would reasonably be likely to have a material adverse effect on the business of the Company; (ii) the participant's conviction (including any pleas of guilty or nolo contendere) of any felony or any other crime (other than ordinary traffic violations); (iii) the participant's material misconduct or willful and deliberate non-performance of his or her duties (other than as a result of disability); (iv) the participant's theft, embezzlement, dishonesty or fraud with respect to the Company; (v) the participant's commission of an act involving fraud, dishonesty or moral turpitude which is actually or potentially injurious to the business interests or reputation of the Company; (vi) the participant's material breach of any written policy applicable to employees of the Company and its affiliates, where such breach is actually or potentially injurious to the business interests or reputation of the Company; or (vii) the participant's unauthorized disclosure of any confidential or proprietary information of the Company or its affiliates.

“Good Reason” means "Good Reason" as defined in the employee's applicable employment agreement, if any; or, if the employee has no employment agreement or there is no such definition in the employment agreement, "Good Reason" means the occurrence of any of the following events, without the participant's written consent: (i) a material reduction in the amount of the participant's base salary as of the date immediately prior to a Change of Control; (ii) the participant's job responsibilities are substantially reduced in scope compared with his or her duties as of the date immediately prior to a Change of Control; or (iii) a material change in the participant's principal place of employment to a location more than thirty-five (35) miles from his or her place of employment as of the date immediately prior to a Change of Control.

“Change of Control” means any of the following events: (i) any individual, firm, corporation or other entity, or any group (as defined in Section 13(d)(3) of the Exchange Act) becomes, directly or indirectly, the beneficial owner (as defined in Rule 13d-3 as promulgated under the Exchange Act) of more than fifty percent (50%) of the then outstanding shares of the Company's common stock entitled to vote generally in the election of members of the Board of Directors; or (ii) the consummation of (a) a merger or other business combination of the Company with or into another corporation pursuant to which the stockholders of the Company do not own, immediately after the transaction, more than fifty percent (50%) of the voting power of the corporation that survives or (b) a sale, exchange or other disposition of all or substantially all of the assets of the Company.

Director Compensation

Effective January 1, 2016, after consultation with its compensation consultant, our Board of Directors unanimously revised the non-employee director compensation program. Under the Company’s new non-executive director compensation policy, each non-executive director of the Board of Directors shall receive the following compensation:

•	an annual cash retainer of $25,000;

•	an annual grant of options to purchase 20,000 shares of common stock;

•	each member of the Audit Committee receives an annual cash retainer equal to $10,000, and the Chairman of the Audit Committee receives an additional cash retainer equal to $10,000;

•	each member of the Organization and Compensation Committee receives an annual cash retainer equal to $7,500, and the Chairman of the Organization and Compensation Committee receives an additional cash retainer equal to $7,500; and

•	each member of the Nominating and Corporate Governance Committee receives an annual cash retainer equal to $5,000, and the Chairman of the Nominating and Corporate Governance Committee receives an additional cash retainer equal to $5,000.

In addition, at the time of his or her appointment, each newly elected director shall be granted options to purchase 20,000 shares of our common stock and shall receive payment of the applicable cash retainers, pro-rated for the duration of service during the year in which he or she has been appointed.

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2019 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors. During fiscal year ended December 31, 2019, our non-employee directors were also granted options to purchase shares of common stock in lieu of their annual cash retainers as (i) a member of the Board, (ii) member of any committee on which he or she served, or (iii) for service as chairman of a committee on which he or she served. Mr. Sawyer, who serves as our Chief Executive Officer, does not receive additional compensation for his service as a director and, therefore, is not included in the Director Compensation table below. Mr. Grenfell-Gardner, who served as our Chief Executive Officer until February 4, 2020, did not receive additional compensation for his service as a director for the year ended December 31, 2019 and, therefore, is not included in the Director Compensation table below. All compensation paid to Mr. Grenfell-Gardner is reported in the Summary Compensation Table included under “Executive Compensation.”

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
James. C. Gale		29,822	—	29,822

Bhaskar Chaudhuri		32,938	—	32,938

Steven Koehler		33,560	—	33,560

John Celentano		36,053	—	36,053

Carole S. Ben-Maimon, M.D.		30,444	—	30,444

Thomas J. Sabatino, Jr.		28,576	—	28,576
(1)	During fiscal year ended December 31, 2019, our non-employee directors were also granted options to purchase shares of common stock in lieu of their annual cash retainers as (i) a member of the Board, (ii) member of any committee on which he or she served, or (iii) as for service as chairman of a committee on which he or she served.
(2)	These amounts represent the aggregate grant date fair value of options granted to each director in 2019 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining the grant date fair value can be found in Note 10 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2019.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2019.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders(1)	5,167,739	3.34	2.334,731

Total	5,167,739	3.34	2,334,731

(1)	These plans consist of the 2016 Equity Incentive Plan, the 2009 Equity Incentive Plan, as amended, and the 1999 Director Plan.

(2)	Includes information with respect to the 2016 Equity Incentive Plan. The 2009 Equity Incentive Plan (the "2009 Plan") and the 1999 Director Plan were replaced by the 2016 Plan. As of December 31, 2019, we had 2,334,731 shares available for issuance pursuant to the 2016 Plan.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 22, 2020 for (a) the executive officers named in the Summary Compensation Table on page 9, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 22, 2020 pursuant to the exercise or vesting, as applicable, of derivatives or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 53,899,495 shares of common stock outstanding on April 22, 2020. Except as otherwise indicated, the address of each of the persons in this table is c/o Teligent, Inc., 105 Lincoln Avenue, PO Box 687, Buena, New Jersey 08310.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% or Greater Stockholders
Life Sciences Opportunities Fund II, L.P.(1)(6)	1,494,873	2.7%
Life Sciences Opportunities Fund (Institutional) II, L.P.(1)(6)	8,356,988	15.50%
Signet Healthcare Partners, LLC(1)(6)	9,851,861	18.28%
Eversept Partners, LP(2)	4,501,799	8.35%
Morgan Stanley(3)	5,238,904	9.72%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Directors and Named Executive Officers
Timothy B. Sawyer(4)	0	*
Jason Grenfell-Gardner(5)	2,215,410	3.97%
James C. Gale(1)(6)	10,213,287	18.87%
Thomas J. Sabatino, Jr.(7)	105,348	*
Bhaskar Chaudhuri(8)	270,436	*
Steven Koehler(9)	176,162	*
John Celentano(10)	159,070	*
Carole S. Ben-Maimon, M.D.(11)	118,529	*
Damian Finio(12)	174,947	*
Martin Wilson(13)	13,684	*
All current executive officers and directors as a group (8 persons) (1)(4)(6)(7)(8)(9)(10)(11)(12)	11,217,779	20.39%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Total aggregate ownership of the LOF Funds, as defined below, equals 9,851,861. However, the information provided in the table above is presented on the basis of the beneficial ownership of our shares of common stock by the LOF Funds as disclosed in a Schedule 13D filed by Life Sciences Opportunities Fund II, L.P. with the SEC on March 10, 2015, which reported ownership as of March 5, 2015. Life Sciences Opportunities Fund II, L.P. (“LOF”) directly holds 1,494,873 shares and Life Sciences Opportunities Fund (Institutional) II, L.P. (“LOF Institutional,” together with LOF, the “LOF Funds”) directly holds 8,356,988 shares, for a total of 9,851,861 securities that are held indirectly by Signet Healthcare Partners, LLC (“General Partner”), the general partner of each of the LOF Funds, James C. Gale, a director of ours, and the chief investment officer, a manager and member of the General Partner, the controlling member of the General Partner, SMW Investments I, LLC (“SMW”), and Don A. Sanders, Ben T. Morris and Donald V. Weir, the managing members of SMW. The 9,851,861 securities held by the LOF Funds are subject to shared voting power and shared dispositive power with the General Partner, Mr. Gale, SMW, Mr. Sanders, Mr. Morris and Mr. Weir. The General Partner, Mr. Gale, SMW, Mr. Sanders, Mr. Morris and Mr. Weir disclaim beneficial ownership of the reported securities except to the extent of their pecuniary interest therein, if any. The address of each filer is Carnegie Hall Tower, 152 West 57th Street, 19th Floor, New York, NY 10019, except SMW, which is 600 Travis, Suite 5900, Houston, TX 77002.

(2)	This information is based solely on a Schedule 13G/A filed by Eversept Partners, L.P. (“Eversept”), Eversept GP, LLC (“Eversept GP”), Eversept Global Healthcare Fund, L.P. (“Eversept Fund”) and Kamran Moghtaderi with the SEC on February 14, 2020, which reported ownership as of December 31, 2019. The address of each of Eversept, Eversept GP, Eversept Fund and Mr. Moghtaderi is c/o Eversept Partners, L.P., 444 Madison Avenue, 22nd Floor, New York NY 10022.

(3)	This information is based solely on a Schedule 13G/A filed by Morgan Stanley (“Morgan Stanley”) and Morgan Stanley Capital Services LLC (“Morgan Stanley Capital”) with the SEC on February 13, 2020, which reported ownership as of December 31, 2019. Morgan Stanley is the beneficial owner of 5,238,904 shares of common stock and shares voting power over 5,231,127 shares and dispositive power over 5,238,904 shares with Morgan Stanley Capital. The address of each of Morgan Stanley and Morgan Stanley Capital is 1585 Broadway, New York, NY 10036.

(4)	Does not include options to purchase 1,500,000 shares of our common stock which have not vested and will not be exercisable within 60 days after April 22, 2020. Mr. Sawyer was appointed on February 4, 2020.

(5)	Includes 324,503 shares of common stock held by Mr. Grenfell-Gardner, 1,890,907 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 22, 2020. Mr. Grenfell-Gardner resigned on February 4, 2020.

(6)	Includes 9,971,485 shares of common stock held by Mr. Gale and 25,000 shares of common stock held by Gale & Haselton Family LLC, over which Mr. Gale exercises voting and dispositive power. Also includes 216,802 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 22, 2020. Does not include options to purchase 45,076 shares of our common stock which have not vested and will not be exercisable within 60 days after April 22, 2020.

(7)	Includes 25,000 shares of common stock held by Mr. Sabatino and 80,348 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 22, 2020. Does not include options to purchase 43,405 shares of our common stock which have not vested and will not be exercisable within 60 days after April 22, 2020.

(8)	Includes 10,000 shares of common stock held by Mr. Chaudhuri and 260,436 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 22, 2020. Does not include options to purchase 49,130 shares of our common stock which have not vested and will not be exercisable within 60 days after April 22, 2020.

(9)	Includes 5,000 shares of common stock held by Mr. Koehler and 171,162 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 22, 2020. Does not include options to purchase 50,092 shares of our common stock which have not vested and will not be exercisable within 60 days after April 22, 2020.

(10)	Includes 20,000 shares of common stock held by Mr. Celentano and 139,070 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 22, 2020. Does not include options to purchase 53,436 shares of our common stock which have not vested and will not be exercisable within 60 days after April 22, 2020.

(11)	Includes 16,000 shares of common stock held by Dr. Ben-Maimon and 102,529 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 22, 2020. Does not include options to purchase 46,038 shares of our common stock which have not vested and will not be exercisable within 60 days after April 22, 2020.

(12)	Includes 30,000 shares of common stock held by Mr. Finio, 144,947 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 22, 2020. Does not include 10,000 shares underlying RSUs which have not vested and will not be exercisable within 60 days after April 22, 2020 or options to purchase 678,477 shares of common stock which have not vested and will not be exercisable within 60 days after April 22, 2020.

(13)	Includes 13,684 shares of common stock held by Mr. Wilson. Mr. Wilson resigned on December 30, 2019.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Teligent, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of the Board of Directors are “independent directors” as defined by the Nasdaq Marketplace Rules: James C. Gale, Bhaskar Chaudhuri, Steven Koehler, John Celentano, Carole S. Ben-Maimon, M.D and Thomas J. Sabatino, Jr.

Other than the compensation agreements and other arrangements which are described in the “Executive Compensation” section of this Form 10-K, during our last fiscal year, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded $120,000 and in which any of our directors, nominees for director, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

Policies and Procedures Regarding Review, Approval, or Ratification of Related Person Transactions

The Audit Committee is responsible for reviewing and approving in advance the terms and conditions of all related person transactions. In carrying out its responsibilities, the Audit Committee reviews and considers information regarding the related person transaction as it deems appropriate under the circumstances, which may include information such as the related person’s interest in the transaction, the approximate dollar value involved in the transaction, whether the transaction was undertaken in the ordinary course of business, whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party and the purpose of, and the potential benefits to us of, the transaction. The Audit Committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is not inconsistent with our best interests.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP, our independent registered public accounting firm, audited our financial statements for the fiscal year ended December 31, 2019. EisnerAmper LLP served as our independent registered public accounting firm until August 13, 2018, at which time they were dismissed and Deloitte & Touche LLP was appointed.

The following table presents fees for professional audit services rendered by each of Deloitte & Touche LLP and EisnerAmper LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2019 and 2018, and fees billed for other services rendered by each of Deloitte & Touche LLP and EisnerAmper LLP during those periods

	2019	2018
Audit fees:(1)	$1,087,000	$1,648,970
Audit-related fees:	$—	—
Tax fees:	$—	—
All other fees:	$—	—
Total	$1,087,000	$1,648,970

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits. For 2019, $915,000 of the amount reflects the Deloitte & Touche LLP fees and $172,000 of the amount reflects the EisnerAmper LLP fees. For 2018, $1,000,000 of the amount reflects the Deloitte & Touche LLP fees and $648,970 of the amount reflects the EisnerAmper LLP fees.

The percentage of services set forth above in the categories that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), was 0%.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.          Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits and attest services and consultation regarding financial accounting and/or reporting standards.

2.          Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits and special procedures required to meet certain regulatory requirements.

3.          Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning and tax advice.

4.          Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Teligent, Inc., dated October 23, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed October 23, 2015).

(3.2)	Amended and Restated Bylaws of IGI Laboratories, Inc., effective May 7, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K, filed May 12, 2008).

(4.1)	Specimen stock certificate for shares of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 28, 2001 (“the 2000 Form 10-K”)).

(4.2)	Indenture dated as of December 16, 2014, by and between IGI Laboratories, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed December 17, 2014).

(4.3)	Indenture, dated May 1, 2018, by and between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed May 2, 2018)

(4.4)	Indenture, dated as of October 31, 2019, by and among the Company, certain subsidiary guarantors named therein, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed October 31, 2019).

(4.5)	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K, filed October 31, 2019)

(4.6)	Description of Capital Stock (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for fiscal year 2019 filed April 13, 2020).

(4.7)	Form of Warrant, dated as of April 6, 2020, by and among the Company and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed April 8, 2020).

(10.1)#	IGI, Inc. 1998 Directors Stock Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).

(10.2)#	IGI, Inc. 1999 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342, filed June 30, 2009).

(10.3)#	IGI, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).

(10.4)#	IGI Laboratories, Inc. 2009 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed June 4, 2014).

(10.5)#	Form of Non-Qualified Stock Option Agreement under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed July 2, 2009).

(10.6)#	Form of Stock Option Award Agreement under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed July 20, 2011).

(10.7)#	Form of Award Agreement for Restricted Shares under the IGI Laboratories, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K, filed July 2, 2009).

(10.8)#	Form of Indemnification Agreement for Certain Directors (incorporated by reference to Exhibit 10.11 to the March 19, 2009 8-K).

(10.9)#	Employment Agreement dated July 30, 2012 between IGI Laboratories, Inc. and Jason Grenfell-Gardner (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed July 30, 2012).

(10.10)+	Purchase and Sale Agreement between the Company and Prasco, LLC for the purchase of econazole nitrate cream 1%, dated February 1, 2013, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed August 9, 2013).

(10.11)	Asset Purchase Agreement dated as of September 30, 2014, by and between IGI Laboratories, Inc. and Valeant Pharmaceuticals North America, LLC and Valeant Pharmaceuticals Luxembourg SARL (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed October 1, 2014).

(10.12)	Asset Purchase Agreement dated as of September 30, 2014, by and between IGI Laboratories, Inc. and Valeant Pharmaceuticals North America, LLC and Valeant Pharmaceuticals Luxembourg SARL (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed October 1, 2014).

(10.13)+	Asset Purchase Agreement dated as of September 24, 2014, by and between IGI Laboratories, Inc. and AstraZeneca Pharmaceuticals LP (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q, filed November 13, 2014).

(10.14)	Credit Agreement dated as of November 18, 2014, by and among IGI Laboratories, Inc., Igen, Inc., and IGI Labs, Inc. as Borrowers, the other Persons party thereto that are designated as Credit Parties, General Electric Capital Corporation as Agent for all Lenders, GE Capital Bank as a Lender, and the other financial institutions party thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed November 24, 2014).

(10.15)	Guaranty and Security Agreement dated as of November 18, 2014, by and among IGI Laboratories, Inc., Igen, Inc., and IGI Labs, Inc. as Borrowers and each other Grantor from time to time party thereto in favor of General Electric Capital Corporation as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed November 24, 2014).

(10.16)	Purchase Agreement dated December 10, 2014, by and between IGI Laboratories, Inc. and the initial purchasers set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 17, 2014).

(10.17)	Second Amendment to Credit Agreement, dated as of August 14, 2015, by and among Teligent, Inc., Igen, Inc. and Teligent Pharma, Inc. as Borrowers, General Electric Capital Corporation as Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q, filed November 9, 2015).

(10.18)	Third Amendment to Credit Agreement, dated as of September 16, 2015, by and among Teligent, Inc., Igen, Inc. and Teligent Pharma, Inc. as Borrowers, General Electric Capital Corporation as Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q, filed November 9, 2015).

(10.19)+	Asset Purchase Agreement, dated as of October 5, 2015, by between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent, Inc. and Teligent Jersey Limited, on the other hand (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q, filed November 9, 2015).

(10.20)	Asset Purchase Agreement, dated October 12, 2015, between IGI Laboratories, Inc. and Alveda Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed October 13, 2015).

(10.21)	Asset Purchase Agreement, dated October 12, 2015, between IGI Laboratories, Inc. and Alveda Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed October 13, 2015).

(10.22)	Contribution Agreement, by and between the Teligent, Inc. and Teligent Luxembourg S.à.r.l., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.23)	Loan Agreement, by and between Teligent, Inc. and Teligent Luxembourg S.à.r.l., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.24)	Loan Agreement, by and between Teligent, Inc. and Teligent Canada Inc., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.25)	Distribution Agreement, by and between Teligent OÜ and Teligent Canada Inc., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.26)	First Amendment to Asset Purchase Agreement, by and between Teligent, Inc. and AstraZeneca Pharmaceuticals, LP, dated as of November 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 4, 2015).

(10.27)	First Amendment to Asset Purchase Agreement, dated December 10, 2015, by and between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent, Inc. and Teligent Jersey Limited, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 15, 2015).

(10.28)	Trademark Assignment Agreement, dated December 10, 2015, by and between Concordia Pharmaceuticals Inc., S.à.r.l., Barbados Branch, on the one hand, and Teligent Jersey Limited, on the other hand (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed December 15, 2015).

(10.29)#	Teligent, Inc. 2016 Equity Incentive Plan, as amended Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2018 filed December 12, 2018).

(10.30)#	Form of Amendment to Outstanding Option Agreements under the Company’s 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.31 to the Company 10-K, filed March 12, 2017).

(10.31)#	Form of Amendment to Outstanding RSU Agreements under the Company’s 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.32 to the Company 10-K, filed March 12, 2017).

(10.32)#	Form of Exchange Agreement Related to 4.75% Convertible Senior Notes (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K, filed May 2, 2018).

(10.33)	Credit Agreement, dated June 1, 2018, by and among the Company, the guarantors party thereto from time to time, each lender from time to time party thereto and Cantor Fitzgerald Securities (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed June 5, 2018).

(10.34)	Commitment Letter, dated November 12, 2018, by and between the Company and Ares Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed November 13, 2018).

(10.35)	First Lien Revolving Credit Agreement, dated December 13, 2018, by and among the Company, certain Subsidiaries thereof, the Lenders from time to time party thereto, and ACF Finco LLP, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 14, 2018).

(10.36)	Second Lien Credit Agreement, dated December 13, 2018, by and among the Company, certain Subsidiaries thereof, the Lenders from time to time party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report as Form 8-K, filed December 14, 2018).

(10.37)#	Employment Agreement dated January 2, 2018 between the Company and Damian Finio (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed January 26, 2018).

(10.38)	Amendment No. 1 dated February 8, 2018 to Second Lien Credit Agreement dated December 31, 2018 by and among the Company, certain subsidiaries, the lenders from time to time party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for fiscal year 2019 filed April 13, 2020).

(10.39)	Amendment No. 2 dated July 18, 2019 to Second Lien Credit Agreement dated December 31, 2018 by and among the Company, certain subsidiaries, the lenders from time to time party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for fiscal year 2019 filed April 13, 2020).

(10.40)	Form of Purchase Agreement, dated as of October 28, 2019, between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed October 31, 2019).

(10.41)	Form of Exchange Agreement, dated as of October 28, 2019, between the Company and the exchanging noteholder party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed October 31, 2019).

(10.42)	Consent and Amendment No. 1 to First Lien Credit Agreement, dated as of October 31, 2019, by and among the Company, certain subsidiaries thereto, the lenders party thereto, and ACF Finco I LP, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed October 31, 2019).

(10.43)	Consent and Amendment No. 3 to Second Lien Credit Agreement, dated as of October 31, 2019, by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed October 31, 2019).

(10.44)	Teligent, Inc. Change in Control Severance Policy (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on January 15, 2020).

(10.45)#	Separation Agreement between the Company and Jason Grenfell-Gardner dated February 5, 2020 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for fiscal year 2019 filed April 13, 2020).

(10.46)#	Employment Agreement dated February 4, 2020 between the Company and Tim Sawyer (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 5, 2020).

(10.47)	Amendment No. 2 to First Lien Credit Agreement, dated as of April 6, 2020, by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and ACF Finco I LP, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 8, 2020).

(10.48)	Amendment No. 4 to Second Lien Credit Agreement, dated as of April 6, 2020 by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 8, 2020).

(21)	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for fiscal year 2019 filed April 13, 2020).

(23.1)	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for fiscal year 2019 filed April 13, 2020).

(31.1)*	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)*	Certification of the President and Chief Executive Officer and of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101)	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for fiscal year 2019 filed April 13, 2020).

* Filed herewith.

† Management contract or compensatory plan or arrangement.

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

Date: April 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Timothy B. Sawyer	Director, President and Chief Executive Officer	April 28, 2020
Timothy B. Sawyer	(Principal Executive Officer)

/s/ Damian Finio	Chief Financial Officer	April 28, 2020
Damian Finio	(Principal Financial Officer, Principal Accounting Officer)

/s/ Steven Koehler	Director	April 28, 2020
Steven Koehler

/s/ James Gale	Director	April 28, 2020
James Gale

/s/ Bhaskar Chaudhuri	Director	April 28, 2020
Bhaskar Chaudhuri

/s/ John Celentano	Director	April 28, 2020
John Celentano

/s/ Carole Ben-Maimon	Director	April 28, 2020
Carole Ben-Maimon

/s/ Thomas Sabatino	Director	April 28, 2020
Thomas Sabatino