Form 10-Q
period 2020-03-31
Teligent, Inc.
filed 2020-05-27
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

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

The number of shares outstanding of the issuer's common stock was 53,899,495 shares as of May 15, 2020.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$11,028	$15,508
Restricted cash	206	206
Accounts receivable, net of allowance for doubtful accounts of $2,293 and $2,208, as of March 31, 2020 and December 31, 2019, respectively	8,497	20,374
Inventories	29,542	23,031
Prepaid expenses and other receivables	2,599	2,525
Total current assets	51,872	61,644
Property, plant and equipment, net	96,422	96,349
Intangible assets, net	34,699	44,645
Goodwill	454	491
Other assets	3,499	3,776
Total assets	$186,946	$206,905
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,274	$6,875
Accrued expenses	10,394	9,285
Capital lease obligation, current	451	446
Total current liabilities	18,119	16,606
Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $66,090 as of March 31, 2020 and December 31, 2019, respectively)	53,900	53,093
Revolver, net of debt issuance costs (face of $25,000 as of March 31, 2020 and December 31, 2019, respectively)	25,000	25,000
Series B Senior Convertible Notes, net of debt discount and debt issuance costs (face of $34,405 as of March 31, 2020 and December 31, 2019, respectively)	22,450	21,824
2023 Term Loans, net of debt issuance costs (face of $90,846 and $88,464 as of March 31, 2020 and December 31, 2019, respectively )	88,997	86,452
Derivative liabilities	8,034	6,776
Deferred tax liability	185	205
Other long term liabilities	2,107	2,256
Total liabilities	218,792	212,212
Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,899,495 and 53,850,427 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	558	558
Additional paid-in capital	118,463	117,967
Accumulated deficit	(148,310)	(121,474)
Accumulated other comprehensive loss	(2,557)	(2,358)
Total stockholders’ deficit	(31,846)	(5,307)
Total liabilities and stockholders' deficit	$186,946	$206,905
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended March 31,
	2020	2019

Revenue, net	$7,447	$13,122

Costs and expenses:
Cost of revenues	8,610	7,360
Selling, general and administrative expenses	6,717	5,513
Impairment charges	8,373	—
Product development and research expenses	1,800	2,989
Total costs and expenses	25,500	15,862
Operating loss	(18,053)	(2,740)

Other Expense:
Foreign currency exchange loss	(1,597)	(844)
Debt partial extinguishment of 2019 Notes	—	(185)
Interest and other expense, net	(5,876)	(4,947)
Change in the fair value of derivative liabilities	(1,258)	—
Loss before income tax expense	(26,784)	(8,716)

Income tax expense	52	8

Net loss attributable to common shareholders	$(26,836)	$(8,724)

Basic and diluted loss per share	$(0.50)	$(0.16)

Weighted average shares of common stock outstanding:
Basic and diluted shares	53,879,333	53,805,983

 The accompanying notes are an integral part of the condensed consolidated financial statements

.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(26,836)	$(8,724)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(199)	147
Other comprehensive income loss	(199)	147

Comprehensive loss	$(27,035)	$(8,577)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share information)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2019 (audited)	53,850,427	$558	$117,967	$(121,474)	$(2,358)	$(5,307)
Stock based compensation expense	—	—	496	—	—	496
Issuance of stock for vested restricted stock units	49,068	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	(199)	(199)
Net loss	—	—	—	(26,836)	—	(26,836)
Balance, March 31, 2020 (unaudited)	53,899,495	$558	$118,463	$(148,310)	$(2,557)	$(31,846)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,836)	$(8,724)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets and leases	985	876
Provision for bad debt	85	(105)
Provision for write down of inventory	1,394	453
Stock based compensation	491	368
Amortization of debt costs and debt discount	1,704	1,523
Amortization of intangible assets	741	756
Non cash lease expense	103	97
Foreign currency exchange loss	1,597	844
Partial extinguishment of Convertible 3.75% Senior Notes	—	185
Loss on impairment of intangible assets	8,373	—
Non cash interest expense	1,984	2,020
Change in the fair value of derivative liabilities	1,258	—
Changes in operating assets and liabilities:
Accounts receivable	11,637	892
Inventories	(8,186)	(5,063)
Prepaid expenses, other current receivables and assets	(58)	558
Accounts payable and accrued expenses	1,889	(95)
Operating liabilities	(107)	(85)
Deferred income	—	(551)
Net cash used in operating activities	(2,946)	(6,051)
Cash flows from investing activities:
Capital expenditures	(880)	(2,129)
Net cash used in investing activities	(880)	(2,129)
Cash flows from financing activities:
Proceeds from Revolver	—	5,000
Debt issuance costs	—	(109)
Repurchase of 3.75% senior notes	—	(2,686)
Principal paid on lease obligation	(3)	(3)
Net cash (used in) provided by financing activities	(3)	2,202
Effect of exchange rate on cash and cash equivalents	(651)	(16)
Net decrease in cash, cash equivalents and restricted cash	(4,480)	(5,994)
Cash, cash equivalents and restricted cash at beginning of period	16,182	13,069
Cash, cash equivalents and restricted cash at end of period	$11,702	$7,075
Supplemental Cash flow information:
Cash payments for interest	$388	$278
Cash payments for income taxes	34	20
Non-cash operating, investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	183	1,365
Capitalized stock compensation in capital expenditures	5	10
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on its Form 10-K ('Original Form 10-K") for the year ended December 31, 2019, as updated by other reports we may file from time to time with the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2019, has been derived from those audited consolidated financial statements. The Company filed an Amendment No. 1 Form 10-K/A to its Original Form 10-K solely to include the information required by Items 10 through 14 of Part III. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The company relied on the Securities and Exchange Commission's Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the "Order") to delay the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) due to circumstances related to the coronavirus disease ("COVID-19"). The original due date for filing of the Company's Form 10-Q was May 15, 2020. On May 15, 2020, the Company filed a current report with the SEC which states that it expects to file its Form 10-Q by May 26, 2020, but in any event, no later than June 25, 2020, in compliance with the provisions of the Order.

The Company required additional time to finalize the Form 10-Q because it had experienced disruptions to its business and operations as a result of the COVID-19 pandemic. The Company’s headquarters is located in New Jersey, which continues to be operating under a stay-at-home order and, accordingly, all the Company’s finance and accounting personnel are working remotely. The impact of the COVID-19 pandemic had necessitated additional analyses in connection with the preparation and review of Form 10-Q. This included reviewing financial and liquidity projections for future periods. These projections were necessary to assess tangible and intangible asset impairment risk.

1. Nature of the Business and Going Concern

Nature of the Business

Teligent, Inc. and its subsidiaries (collectively the “Company”) is a specialty generic pharmaceutical company. Teligent’s mission is to become a leader in the specialty generic pharmaceutical market in alternate dosage forms. Under its own label, the Company markets and sells generic topical, branded generic, and generic injectable pharmaceutical products in the United States and Canada. In the United States, the Company currently markets thirty-eight generic topical pharmaceutical products and four branded generic pharmaceutical products. In Canada, the Company sells thirty-two generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. The Company also provides contract manufacturing services to the pharmaceutical, over the counter (“OTC”) and cosmetic markets. The Company operates its business under one segment. Its common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” The Company’s principal executive office, laboratories, and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. It has additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

Impact Related to COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic, and the Company expects its operations in all locations to be affected as the virus continues to proliferate. In alignment with the directives in the state of New Jersey, as a Pharmaceutical manufacturing facility, Teligent is considered "essential" and the Company has remained open for its business. The Company will stay open as long as permitted and conditions remain safe for its employees to continue to supply its products to the patients that need them. Teligent’s first priority is the health and safety of its employees while positioning its business to manage throughout this Pandemic. The outbreak and any preventative or protective actions that Teligent, its customers, suppliers or other third parties with which it has business relationships, or governments may take in respect of the COVID-19 outbreak could disrupt its business and the business of its customers. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries in which the Company or the third parties with whom it engages operate. In addition, the COVID-19 outbreak could result in a severe economic downturn and has already significantly affected the financial markets of many countries. A severe or prolonged economic downturn or political disruption could result in a variety of risks to its business, including its ability to raise capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain its suppliers or third party CMOs, possibly resulting in supply disruption, or cause its customers to delay purchases or payments for its products. The COVID-19 pandemic may also create delays in the review and approval of its regulatory submissions as well as its pending reinspection related to the Company's warning letter and pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility by the FDA. Given these uncertainties, the Company is unable to predict the overall impact that the COVID-19 pandemic will have on its business as of the date of this filing.

During the first quarter of 2020, the Company has taken preventative measures to help ensure business continuity while maintaining safe and stable operations. It has directed all non-production employees to work from home in accordance with state and local guidelines and has implemented social distancing measures on-site at its manufacturing facility to protect employees and its products. Its employees are provided daily personal protective equipment upon their arrival to the facility and the Company has implemented temperature monitoring services at its newly established single point of entrance. The Company has also implemented a bi-weekly sanitization process of the facility. It has adjusted its production schedule to concentrate on high demand or low stock product to help reduce employee concentrations while continuing to focus on our customer demand.

Under the provisions of ASC 360-10-55, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The current financial results and anticipated future results of the Company have been negatively impacted due to COVID-19 and therefore the Company performed an impairment analysis for the quarter ended March 31, 2020, by comparing the expected future cash flows of the assets to the carrying value of the related intangible assets. As a result, the Company recorded an impairment charge of $8.4 million in the current quarter related to trademarks and technology of $4.9 million and product acquisition costs of $3.5 million (Note 9).

The Company initiated a company-wide cost reduction initiative targeted at eliminating discretionary spending and ensuring that remaining expenditures are reduced in line with the lower demand for our products in light of COVID-19 impact to the business. The Company's Executive Leadership Team and all employees with annual salaries exceeding

$100,000 accepted a 20% and 15% eight-week reduction in pay, respectively, beginning May 4, 2020. Over the same eight-week period, the Company furloughed a portion of employees at its Buena, NJ manufacturing facility.

On May 15, 2020 the Company received $3.3 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program (PPP) in May which is intended to help businesses keep their workforce employed during the COVID-19 crisis. The Company plans to balance the employee-related actions previously taken with the needs of the business to ensure a portion of the loan will be forgiven

From late March to the end of April 2020, several data sources suggested that patient visits to the dermatologist in the United States were down more than 50% in comparison to the typical number of dermatologist visits realized prior to shelter-in-place guidelines. These percentages vary by state. In May, as some states began to relax shelter-in-place guidelines there are signs that suggest patients are beginning to return to the dermatologist and demand for the Company’s US topical products will follow. Given the level of uncertainty and potential consequences of less stringent guidelines, it is still extremely challenging to predict the pace of the anticipated ramp and whether or not there might be a second wave of decline.

Going Concern

ASU 205-40 – Presentation of Financial Statements – Going Concern requires management to evaluate an entity’s ability to continue as a going concern within one year after the date the financial statements are available for issuance. Specifically, management is required to evaluate whether the presence of negative conditions or events, when considered individually and in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern. Substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are available for issuance. Management has identified the following negative conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2020:

•The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, the Company had an accumulated deficit of $148.3 million, total principal amount of outstanding borrowings of $190.3 million, and limited capital resources to fund ongoing operations at March 31, 2020. These capital resources were comprised of cash and equivalents of $11.7 million at March 31, 2020 and the generation of cash inflows from working capital. The Company’s available capital resources may not be sufficient for it to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. In the event these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all. Moreover, if the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan or cease its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•As disclosed in Note 7, the Company is subject to certain financial covenants as set forth in the April 6, 2020 amendments to the Senior Credit Facilities. These financial covenants include a trailing twelve months (“TTM”) Minimum Revenue covenant that is required to be met each quarterly period from March 31, 2020 through December 31, 2020, a TTM Minimum Adjusted EBITDA that is required to be met each quarterly period from March 31, 2021 through maturity, and a minimum liquidity covenant tested at all times through the term of the agreement. These amendments supersede the financial covenants included in the original and amended agreements disclosed in Note 7. In the event the Company is unable to comply with these covenants, or obtain a waiver from its lenders, the lender shall have the right, but not the obligation, to permanently reduce the commitment in whole or in part or to declare all or any portion of the outstanding balance due and payable. Furthermore, in the event that outstanding balances under the Ares Credit agreements are declared due and payable by the lender, the lenders of the 2023 Series A and Series B Unsecured Convertible Notes shall have the right, but not the obligation, to declare all of the outstanding balance due and payable as well. If the Company is unable to raise additional capital to meet these obligations, the Company may have to seek other strategic alternatives, including ceasing its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

•The Company was in compliance with its financial covenants as of March 31, 2020. However, as a result of the impacts of the COVID-19 pandemic, the Company expects to be unable to continue to comply with the trailing twelve months revenue covenant throughout 2020. If it fails to comply with its trailing twelve months revenue covenant, an event of default under the Credit Agreements would be triggered and its obligations under the Senior Credit Facilities (defined in Note 7) or other agreements (including as a result of cross-default provisions) may be accelerated. During the first quarter of 2020, the Company recorded a $5.3 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities (Note 8).

•In June 2019, the Company received a de-listing notice from the NASDAQ due to its share price being below $1.00 for 30 consecutive trading days. The notice specified that the Company's share price must trade above $1.00 per share for ten consecutive trading days prior to December 2, 2019 in order to prevent its common stock from being de-listed. For the 180 days preceding December 2, 2019 the Company's share price remained below $1.00. The Company requested a second 180-day extension. NASDAQ denied its request and the Company chose to file for an appeal. The Company was granted a hearing date for the end of January 2020. Subsequent to the appeal hearing, NASDAQ set a deadline of April 17, 2020 for the Company to regain compliance with NASDAQ’s continuing listing requirements. In early March 2020 the COVID-19 global pandemic triggered a significant decline in global capital markets, including NASDAQ. In light of this significant decline, the Company requested NASDAQ to reconsider the April 17, 2020 deadline. NASDAQ agreed to the Company’s request and set a new deadline to regain compliance by June 1, 2020. In response to the COVID-19 pandemic and related extraordinary market conditions, NASDAQ provided additional temporary relief ("Relief") from the continued listing bid price and market value of publicly held shares listing requirements through August 17, 2020. Under the Relief, the company will have additional time to regain compliance with the NASDAQ through August 17, 2020. In January 2020, the Company’s Board of Directors and shareholders approved a reverse stock split in the range of any whole number between five (5) and ten (10) to one (1). While the Company believes that the reverse stock split will ultimately increase its share price above $1.00 for the required ten consecutive trading days, it can provide no assurances that its shares will trade above $1.00 per share for the required time period. A de-listing from the NASDAQ would be a “Fundamental Change” under the Company’s 2023 Series A and Series B Unsecured Convertible Notes which triggers a right by the holders to require the Company repurchase the Convertible Notes. In such an event, the Company would need to seek financing to repurchase the Convertible Notes and there is no guarantee that such financing would be available or on terms acceptable to the Company. If noteholders demanded a repurchase of the notes and the Company could not finance the repurchase, it would be in default under the Indentures governing the Convertible Notes, and in that event the lenders of the Ares Credit agreements would have the right, but not the obligation, to declare all of the outstanding balance under those agreements due and payable as well. Therefore, in the event of the Company’s shares are de-listed from the NASDAQ, the Company would likely have to seek some combination of waivers from its lenders and noteholders and seek new capital through the sale of equity or debt securities. If the Company is unable to obtain such waivers or raise new capital to meet these obligations if they become due, it may have to seek other strategic alternatives, including ceasing operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending December 31, 2020 and 2019. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on April 13, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Teligent, Inc. and its wholly owned and majority-owned subsidiaries. The Company consolidated the following entities: Igen, Inc., Teligent Pharma. Inc., Teligent Luxembourg S.à.r.l., Teligent OÜ, and Teligent Canada Inc., in addition to the following inactive entities: Microburst Energy, Inc., Blood Cells, Inc. and Flavorsome, Ltd. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of derivative liabilities associated with certain Notes and the Senior Credit Facility, sales returns and allowances, allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related valuation allowances, stock based compensation, the assessment for the impairment of long-lived assets (including intangibles, goodwill and property, plant and equipment), property, plant and equipment and legal accruals for environmental cleanup and remediation costs. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Cash Equivalents

The Company considers all highly liquid instruments purchased with the original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Cash and cash equivalents include cash on hand and bank demand deposits used in the Company’s cash management program.

The Company has restricted cash, consisting of escrow accounts and letter of credits, which are included within other long-term assets on the Condensed Consolidated Balance Sheet. Pursuant to the New Credit Facilities agreement, proceeds from the 2023 Term Loan were deposited in a blocked bank account and restricted for use for the sole purpose of repurchasing the outstanding 2019 Notes. In the beginning of 2019, the Company used a total of $2.7 million of the restricted cash to repurchase a portion of the remaining 2019 Notes. The Company settled the remaining 2019 Notes upon its maturity in December 2019 (Note 7).

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total amounts in the Condensed Consolidated Statement of Cash Flows as follows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$11,028	$6,397
Restricted cash	206	206
Restricted cash in other assets	468	472
Cash, cash equivalents and restricted cash in the statement of cash flows	$11,702	$7,075

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at March 31, 2020 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of March 31, 2020, the fair value of the Company's 2023 Series A Notes was approximately $24.8 million compared to the carrying value of $53.9 million and the fair value of the Company's 2023 Series B Notes was $22.1 million including the derivative liability of $2.8 million as mentioned below.

As of March 31, 2020, based on level 3 inputs, the fair value of the derivative liability associated with the Company's 2023 Series B Notes was $2.8 million and the fair value of the Company's derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities was $5.3 million which the Company recorded in the first quarter of 2020 (Note 8).

Loss Per Common Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. For the three months ended March 31, 2020, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended March 31,
	2020	2019
Basic loss per share computation:
Net loss - basic and diluted	$(26,836)	$(8,724)
Weighted average common shares - basic and diluted	53,879,333	53,805,983
Basic and diluted loss per share	$(0.50)	$(0.16)

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of the Company's total revenue. For the three months ended March 31, 2020, one of the Company’s customers accounted for 16.9% of the Company’s revenue. For the three months ended March 31, 2019, two of the Company’s customers accounted for 48% of the Company’s revenue, consisting of 30% and 18%, respectively. Accounts receivable related to the Company’s major customers comprised 12% of all accounts receivable as of March 31, 2020 and 37% as of March 31, 2019 respectively. The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

For the three months ended March 31, 2020, domestic net revenues were $5.6 million and foreign net revenues were $1.8 million. As of March 31, 2020, domestic assets were $146.4 million and foreign assets were $40.5 million. For the three months ended March 31, 2019, domestic net revenues were $9.7 million and foreign net revenues were $3.4 million. As of March 31, 2019, domestic assets were $135.5 million and foreign assets were $56.4 million.

Recently Issued Not Yet Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). The update provides optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact upon adoption of the update on its Condensed Consolidated Financial Statements and related disclosures.

In December 2019, the FASB issued an accounting standard update to simplify the accounting for income taxes. The standard’s amendments include changes in various subtopics of accounting for income taxes including, but not limited to, accounting for “hybrid” tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to an incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted, including the interim periods within those years. The Company is evaluating the impact this guidance will have on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. The amendments in this update are initially effective for public business entities for fiscal years beginning after December 15, 2019. The Financial Accounting Standards Board subsequently postponed the effective date for small reporting companies to January 2023, which for the Company means January 1, 2023. Based on the current status of the evaluation, the Company believes the adoption of the guidance will not have a material impact on its Condensed Consolidated Financial Statements and related disclosures. The Company expects to continue and finalize its evaluation and assessment as required by the guidance upon adoption.

3. Revenues, Recognition and Allowances

Revenue Recognition

The Company derives its revenues from three types of transactions: sales of its own pharmaceutical products (Company product sales), sales of the manufactured products for its customers (contract manufacturing sales), and research and product development services performed for third parties.

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

Company Product Sales

Revenue from Company product sales is recognized upon transfer of control of a product to a customer at a point in time, generally as the Company's products are sold on a FOB destination basis and because of the inventory risk and risk of ownership pass to the customer upon delivery.

Company product sales are recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns.

Contract Manufacturing Sales

The Company recognizes revenue for contract manufacturing sales over-time, as milestones are achieved. Shipments are made in accordance with sales commitments and related sales orders that the Company entered into with customers either verbally or in written form.

Contract manufacturing sales are recognized net of accruals for cash discounts which are established at the time of sale and are included in Revenue, net in the Company's Condensed Consolidated Statement of Operations.

Research and Development Services and Other Income

The Company establishes agreed-upon product development agreements with its customers to perform product development services. Revenues are recognized in accordance with the agreement upon the completion of the phases of development and when the Company has no future performance obligations relating to that phase of development. Other types of revenue include royalty or licensing revenue that would be recognized over time, at a point in time, or based upon the contractual term upon completion of the earnings process. Judgments are required to evaluate contingencies such as potential variances in the schedule or costs, the impact of change orders, liability claims, contract disputes, or the achievement of contractual performance standards.

Revenues by Transaction Type

The Company operates under one reportable segment and therefore the results of the Company's operations are reported on a consolidated basis, which is consistent with internal management reporting utilized by the chief decision maker.

Net revenues for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019
Company product sales	$7,139	$12,495
Contract manufacturing sales	197	542
Research and development services and other income	$111	$85
Revenue, net	$7,447	$13,122

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations and is presented below according to contract type:

	Three months ended March 31,
Company Product Sales	2020	2019
Topical	$5,380	$9,032
Injectables	1,759	3,463
Total	$7,139	$12,495

In the three months ended March 31, 2020, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

Sales Returns and Allowances

As is customary in the pharmaceutical industry, the Company’s product sales are subject to a variety of deductions, including chargebacks, rebates, cash discounts, other allowances, and returns. Product sales are recorded net of accruals for returns and allowances, which are established at the time of sale. The Company analyzes the adequacy of its accruals for returns and allowances quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that an adjustment is appropriate. Accruals are also adjusted to reflect actual results. These provisions are estimates based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The Company uses a variety of methods to assess the adequacy of its returns and allowances reserves to ensure that its financial statements are fairly stated. These include periodic reviews of customer inventory data, customer contract programs, subsequent actual payment experience, and product pricing trends to analyze and validate the return and allowances reserves.

Net revenue and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of sales, returns, and allowances (SRA). Accounts receivable are presented net of SRA estimates of $23.4 million and $30.5 million at March 31, 2020 and December 31, 2019, respectively. Certain SRA balances are included in accounts payable and accrued expenses.

The allowance for doubtful accounts was $2.3 million and $2.2 million at March 31, 2020 and December 31, 2019, respectively. The allowance for doubtful accounts was primarily related to one specific customer for $1.7 million.

Chargebacks are one of the Company's most significant estimates for recognition of product sales. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks estimates the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from its largest wholesale customers. This customer inventory information is used to establish the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent the majority of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates are used for various discounts which can be programs or one-time events. The Company reviews the percentage of products sold through these programs by reviewing chargeback data and uses the appropriate percentages to calculate the rebate accrual. Rebates are invoiced monthly, quarterly, or annually and reviewed against the accruals. Other items that could be included in accrued rebates would be price protection fees, shelf stock adjustments (SSAs), or other various amounts that would serve as one-time discounts on specific products.

The Company's adjustments for the deductions to gross product sales are as follows:

	Three months ended March 31,
	2020	2019
Gross product sales	$23,166	$27,414

Deduction to gross product sales:
Chargebacks and billbacks	11,955	10,886
Wholesaler fees for service	1,142	1,766
Sales discounts and other allowances	2,930	2,267
Total reduction to gross product sales	$16,027	$14,919

Company product sales, net	$7,139	$12,495

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

Costs to Obtain or Fulfill a Customer Contract

Costs related to shipping and handling are comprised of outbound freight and associated labor. The Company accounts for shipping and handling activities related to contracts with customers as fulfillment costs which are included in the cost of sales in the Condensed Consolidated Statements of Operations.

The Company is required to pay a 40% royalty on certain product net sales to a pharmaceutical partner. There are currently 4 products manufactured and distributed under the Company’s label in the U.S. which are subject to this agreement. Payments are made quarterly. Royalty expense of $0.1 million and $0.3 million was included in the cost of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, respectively.

4. Inventories

Inventories are valued at the lower of cost or net realizable value and using the first-in-first-out method. Inventories as of March 31, 2020 and December 31, 2019 consisted of:

	March 31, 2020	December 31, 2019
Raw materials	$15,221	$14,117
Work in progress	217	133
Finished goods	17,704	10,989
Inventories reserve	(3,600)	(2,208)
Inventories, net	$29,542	$23,031

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2020	December 31, 2019
Land	$401	$401
Building and improvements	58,969	58,959
Machinery and equipment	14,961	14,897
Computer hardware and software	4,814	4,771
Furniture and fixtures	702	705
Construction in progress	31,694	30,759
	111,541	110,492
Less accumulated depreciation and amortization	(15,119)	(14,143)
Property, plant and equipment, net	$96,422	$96,349

The Company recorded depreciation expense of $1.0 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.

The Company received the certificate of completion of its building in the fourth quarter of 2018. For the three months ended March 31, 2020 and March 31, 2019, there was $0.3 million of payroll costs, respectively, capitalized as construction in progress.

6. Leases

According to ASC Topic 842, Leases, the Company recognizes Right-of-Use ("ROU") assets and lease liabilities for all leases with terms greater than 12 months. The Company determines whether an agreement is a lease at its inception. The Company has operating and finance leases for its corporate, manufacturing, and international facilities as well as certain equipment. Its leases have remaining terms of less than one year to up to nine years, including available options to extend some of its lease terms for up to 5 years. One of its lease agreements has an early termination option within one year. As the interest rates implicit in the Company's leases are typically not readily determinable, the Company has elected to utilize an incremental borrowing rate as the discount rate, determined based on the expected term of the lease, the Company’s credit risk and existing borrowings.

The discount rates utilized ranged from 4.86% to 8.60% and were utilized to determine the present value of the lease liabilities. The components of lease expense were as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating lease cost	$158	$159
Finance lease cost:
Amortization of right-of-use assets	4	3
Interest on lease liabilities	1	2
Total finance lease cost	$5	$5

Right-of-use assets obtained in exchange for new operating lease liabilities was zero and $1.0 million as of March 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the three months ended March 31, 2020 and 2019, respectively, was not material.

Supplemental balance sheet information related to leases as of the periods presented were as follows:

	March 31, 2020	December 31, 2019
Operating Leases
Other assets	$2,321	$2,453
Other current liabilities	438	434
Other long-term liabilities	2,053	2,199
Total operating lease liabilities	2,491	2,633

Finance Leases
Property, plant, and equipment	81	81
Accumulated depreciation	(18)	(12)
Property, plant, and equipment, net	63	69

Other current liabilities	13	12
Other long-term liabilities	54	57
Total finance lease liabilities	$67	$69

The weighted average remaining lease terms as of March 31, 2020 for operating and financing leases were 6.1 years and 4.4 years, respectively. The weighted average discount rates for operating and finance leases as of March 31, 2020 were 8.3% and 8.0%, respectively.

As of March 31, 2020, maturities of lease liabilities were as follows:

	Operating	Financing
Year Ending December 31,	Leases	Leases
Remainder of 2020	$466	$14
2021	602	18
2022	546	18
2023	545	18
2024	232	12
2025	204	—
Thereafter	622	—
Total lease payments	3,217	80
Less imputed interest	726	13
Total	$2,491	$67

7. Debt

Convertible Notes

2019 Notes, 2023 Notes and 2023 Series B Notes

On December 16, 2014, the Company issued $125.0 million aggregate principal amount of Convertible 3.75% Senior Notes, due 2019 (the “2019 Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount of 2019 Notes. The 2019 Notes bore interest at a fixed rate of 3.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2015, and matured on December 15, 2019, unless earlier repurchased, redeemed or converted. The 2019 Notes were convertible into shares of the Company’s common stock, cash or a combination thereof. On May 20, 2015, the Company received shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon possible conversion of the 2019 Notes.

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

The exchange of $75.1 million of the 2019 Notes for the 2023 Notes is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the aforementioned guidance, the Company allocated a portion of the $75.1 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $2.5 million extinguishment loss in the Condensed Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying amount of the liability component (which is already net of any unamortized debt issuance costs). In addition, the Company recorded a $7.6 million reduction of Additional Paid in Capital in connection with the extinguishment of $75.1 million of the 2019 Notes.

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

2023 Series B Notes

On October 31, 2019, the Company closed its offering of the 2023 Series B Notes in the aggregate principal amount of $34.4 million (“2023 Series B Notes” and together with the 2023 Notes, the “Notes”). The 2023 Series B Notes will mature in May 2023 and are convertible at the option of the holder at any time prior to maturity at an initial conversion price of $0.72 per share, subject to adjustment under certain circumstances. The 2023 Series B Notes and any shares of common stock issuable upon conversion of the 2023 Series B Notes (the “Conversion Shares”) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other jurisdiction’s securities laws, and the 2023 Notes and the Conversion Shares may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdictions’ securities laws. The Company does not intend to file a registration statement for the resale of the 2023 Series B Notes or any Conversion Shares.

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

In accordance with ASC 815-15, Derivatives and hedging, Embedded Derivatives, the embedded conversion option should be bifurcated and separately accounted for as a derivative instrument, because the Company did not have enough authorized shares available to share-settle the conversion option. Such derivative instruments should be initially and subsequently measured at fair value, with changes in fair value recognized in earnings (see Note 7). The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million above accounted for in the TDR, which was subsequently remeasured to $2.8 million as of March 31, 2020, with $4.0 million recognized as a gain on change in fair value of the derivative in the Company's statement of operations mainly due to a share price decline during the first quarter of 2020. Further, the $0.9 million of allocated issuance costs associated with the bifurcated conversion features embedded in the notes was recognized as a loss on debt restructuring in the Company’s statement of operations for the year ended December 31, 2019. In accordance with ASC 470-20, the initial carrying amount of the liability component of the 2023 Series B Notes, excluding the $5.1 million portion above is accounted for as a TDR, upon issuance is the residual amount between total proceeds from the transaction and the derivative liability net of allocated issuance costs. The $1.4 million debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Series B Notes and are being amortized to interest expense using the effective interest method through the maturity date. The discount from the par amount of the 2023 Series B Notes will be accreted to par utilizing the effective-interest rate method over the term of the Notes from the issuance date through May 2023. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs is 27.4%.

Senior Credit Facilities

On December 13, 2018, the Company entered into: (i) a First Lien Revolving Credit Agreement, by and among the Company, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “First Lien Agent”) (as amended on October 31, 2019, the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among us, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Agent”) (as amended on February 8, 2019, June 29, 2019 and October 31, 2019, the “Second Lien Credit Agreement” and, together with the First Credit Agreement, the “Senior Credit Facilities”). The Senior Credit Facilities consist of a first lien asset based revolving credit facility of up to $25.0 million("Revolver") and an aggregate of $80.0 million in original principal amount of second lien term loans consisting of a $50.0 million initial term loan and a $30.0 million delayed draw term loan A (collectively, the “Term Loans”). The Senior Credit Facilities also included a $15.0 million delayed draw term loan B commitment, which remained undrawn and expired on October 31, 2019. As of March 31, 2020, $25.0 million was drawn under the Revolver and $90.8 million of Term Loans were outstanding. The Revolver was fully drawn in 2019. The Company extended commitments related to undrawn amounts of the Delayed Draw Term Loan A from June 30, 2019 to December 13, 2019, pursuant to an amendment the Company entered with the Second Lien Agent on July 18, 2019. The extended Delayed Draw Term Loan A was subsequently drawn down by the Company in December 2019. Drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Term Loans mature on the earliest to occur of June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Revolver matures on the earliest to occur of the June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Company’s ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of the Company’s assets. All of the Company’s debt is subordinated to the Senior Credit Facilities. The liens securing the Term Loans are subordinate to the liens securing the Revolver. The Senior Credit Facilities had customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA which were superseded by the amendments noted below. The financial covenants consisted of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

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

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A. In January 2019, the Company drew $5.0 million and subsequently the remaining $5.0 million under the Revolver were drawn down by the Company in April 2019. On September 18, 2019, pursuant to terms of the First Lien Credit Agreement, the Company borrowed an advance in the aggregate principal amount of $2.5 million (the “Protective Advance”). The Protective Advance is a secured Obligations under the First Lien Credit Agreement and bears interest at the rate applicable to the Revolver. The Protective Advance was subsequently repaid in November 2019 along with a repayment fee of $0.1 million. The Company drew down the remaining $10.0 million under its borrowing capacity of Delayed Draw Term Loan A before its expiry in December of 2019. The $15.0 million Delayed Draw Term Loan B expired upon the issuance of the 2023 Series B Notes, prior to the Company drawing down any monies.

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $2.4 million and $10.9 million for the three months and since inception through the period ended March 31, 2020, respectively.

On April 6, 2020 (the “Amendment Closing Date”), the Company entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans, effective as of December 31, 2019. The amendments collectively among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. The Company was in compliance with its financial covenants as of March 31, 2020. However, as a result of the impacts of the COVID-19 pandemic, the Company expects to be unable to continue to comply with the trailing twelve months revenue covenant throughout 2020. If the Company fails to comply with its trailing twelve months revenue covenant, an event of default under the Credit Agreement would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions) may be accelerated. As such, the Company recorded a $5.3 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities (Note 8).

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

Both amendments provide that in the event of receipt of net proceeds from a disposition triggering a mandatory prepayment, net proceeds of such disposition will be applied as follows: (i) first, to be retained by the Company or applied to amounts outstanding under the First Lien Credit Agreement until such time as liquidity of the Company and its subsidiaries equals $10.0 million, (ii) next to amounts outstanding under the Revolver (without a permanent reduction in the revolving loan commitments of the lenders) until such amounts are paid in full (with the first lien administrative agent having the right to waive such prepayment, in which event, such net proceeds are applied to amounts outstanding under the Second Lien Credit Agreement), and (iii) finally, to amounts outstanding under the Term Loans. In addition, pursuant to the Revolver, the Company has agreed at all times to maintain book cash of the Company and its subsidiaries not in excess of $10.0 million with any excess being required to prepay the outstanding obligations under the Revolver.

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

In connection with the transactions contemplated by the Term Loan Amendment, on April 6, 2020, the Company issued to the Term Loan lenders certain warrants to purchase shares of the Company’s common stock (collectively, the “Warrants”). The Warrants are exercisable for up to, in the aggregate, 5,389,949 of pre-reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants will become exercisable at any time after the Company implements the reverse stock split previously approved by its stockholders and will remain exercisable, in whole or in part, for a period of 5 years.

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

At March 31, 2020 and December 31, 2019, the net carrying value of the debt and the remaining unamortized debt discounts and debt issuance costs were as follows:

	March 31, 2020	December 31, 2019
Face amount of the 2023 Notes (due May 2023)	$66,090	$66,090
Face amount of the Revolver Credit Facility (due December 2022)	25,000	25,000
Face amount of the 2023 Series B Notes (due May 2023)	34,405	34,405
Face amount of the 2023 Loan (due February 2023)	90,846	88,464
Total carrying value, current	216,341	213,959
Less unamortized discounts and debt issuance costs	(25,994)	(27,589)
Total net carrying value, current	$190,347	$186,370

8. Derivatives

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

The Company has not entered into hedging activities to date. The Company's derivative liability at March 31, 2020 included the embedded convertible option of its 2023 Series B Notes issued on October 31, 2019, which was recorded as a liability at fair value upon its issuance and was revalued at each reporting date, with the change in the fair value of the instruments included in the change in the derivative liabilities line on the condensed consolidated statements of operations.

The terms and assumptions used in connection with the valuation of the convertible option of the 2023 Series B Notes were as follows:

	12/31/2019	3/31/2020
Issuance date	10/31/2019	10/31/2019
Maturity date	5/1/2023	5/1/2023
Term (years)	3.33	3.08
Principal	$34,405	$34,405
Seniority	Senior unsecured	Senior unsecured
Conversion price	$0.72	$0.72

Stock price	$0.43	$0.28
Risk free rate	1.6%	0.3%

Volatility	47.3%	55.0%

During the first quarter of 2020, the Company recorded a derivative liability of $5.3 million associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2019 and March 31, 2020, respectively.

	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	March 31, 2020
Derivative liability related to Series B Convertible Notes	—	—	$6,776	$6,776	—	—	$2,781	$2,781
Derivative liabilities related to the Senior Credit Facilities	—	—	—	—	—	—	5,253	5,253
Derivative liabilities as of March 31, 2020	—	—	$6,776	$6,776	—	—	$8,034	$8,034

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2020. Any unrealized gains or losses on the derivative liabilities are recorded as non-operating income or expense in the Company’s statement of operations.

Descriptions	Balance as of 12/31/2019	(Gain) or loss recognized in earnings from Change in Fair Value	Balance as of 3/31/2020
Fair value of convertible feature of Series B Convertible Notes	$6,776	(3,995)	$2,781
Fair value of the derivative liabilities related to the Senior Credit Facilities	—	5,253	5,253
Change in the fair value of derivative liabilities for the quarter ended March 31, 2020	$6,776	1,258	$8,034

9. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill on a reporting unit basis on October 1 of each year, whenever events occur or changes in circumstances indicate the carrying value of goodwill may not be recoverable. There have been no events or changes in circumstances that would indicate the carrying value of goodwill may not be recoverable through March 31, 2020.

Changes in goodwill during the three months ended March 31, 2020 and the year ended December 31, 2019 were as follows:

Goodwill
Goodwill balance at December 31, 2018	$470
Foreign currency translation	21
Goodwill balance at December 31, 2019	$491
Foreign currency translation	(37)
Goodwill balance at March 31, 2020	$454

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$32,823	$(9,516)	$23,307	10.5
Product acquisition costs	9,225	—	9,225	N/A - Indefinite lived
In process research and development ("IPR&D")	255	—	255	N/A- See description below
Customer relationships	3,502	(1,590)	1,912	5.6
Total	$45,805	$(11,106)	$34,699

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$39,943	$(10,885)	$29,058	10.8
Product acquisition costs	13,103	—	13,103	N/A - Indefinite lived
In-process research and development ("IPR&D")	327	—	327	N/A - Indefinite lived
Customer relationships	3,658	(1,501)	2,157	5.9
Total	$57,031	$(12,386)	$44,645

Changes in intangibles during the three months ended March 31, 2020 were as follows (in thousands):

	Trademarks and Technology	Product Acquisition costs	IPR&D	Customer Relationships
Balance at December 31, 2019	$29,058	$13,103	$327	$2,157
Amortization	(652)	—	—	(89)
IPR&D placed in service
Loss on impairment	(4,861)	(3,512)	—	—
Foreign currency translation	(238)	(366)	(72)	(156)
Balance at March 31, 2020	$23,307	$9,225	$255	$1,912

Under the provisions of ASC 360-10-55, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The current financial results and anticipated future results of the Company have been negatively impacted due to COVID-19 and therefore the Company performed an impairment analysis for the quarter ended March 31, 2020, by comparing the expected future cash flows of the assets to the carrying value of the related intangible assets.

The Company recorded impairment charges of $8.4 million in the current quarter related to trademarks and technology of $4.9 million and product acquisition costs of $3.5 million. The Company presented the $8.4 million in the impairment charges line on its condensed consolidated statements of income for the three months ended March 31, 2020, accordingly.

The useful lives of the Company’s intangibles are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks and Technology	15 years
Customer Relationships	10 years

IPR&D and Product Acquisition costs will be amortized over their estimated useful lives once products are commercialized.

10. Stock-Based Compensation

Stock Options

The Company recognized $0.4 million and $0.3 million of compensation expense related to stock options during the three months ended March 31, 2020 and 2019, respectively.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). On May 21, 2018, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2016 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2016 Plan, as amended, provides for the issuance of awards of up to 4,000,000 shares of the Company’s common stock, plus any shares of common stock that are represented by awards granted under our Director Plan and 2009 Plan that are forfeited, expire or are canceled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016, up to 2,500,000 shares. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled, will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. As the 2016 Plan supersedes both the Director Plan or the 2009 Plan, any available shares from both are now incorporated into the 2016 Plan.

As of March 31, 2020, there were 13,612 RSUs outstanding, 185,564 shares of common stock outstanding and 4,278,773 stock options under the 2016 Plan. As of December 31, 2019, there were 62,680 RSUs outstanding, 136,496 shares of common stock outstanding and 2,835,131 stock options outstanding under the 2016 Plan. As of March 31, 2020, and December 31, 2019, there were a total of 921,089 and 2,334,731 options available under the Plan, respectively.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of March 31, 2020, and therefore no additional stock compensation expense was recognized related to the amendments.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

	Three Months Ended March 31,
Assumptions	2020	2019
Expected dividends	—	—
Risk-free rate	0.85% - 1.60%	2.47%
Expected volatility	78.56% - 79.58%	57.8%-60.2%
Expected term (in years)	3.2-3.3 years	3.2-3.3 years

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

A summary of option activity under the 1999 Director Stock Option Plan, 2009 Equity Incentive Plan, and the 2016 Equity Incentive Plan as of March 31, 2020 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2020	5,167,739	$3.34
Issued	3,049,178	0.41
Exercised	—	—
Forfeited	(66,588)	2.17
Expired	(68,948)	4.81
Outstanding as of March 31, 2020	8,081,381	$2.23

Exercisable as of March 31, 2020	3,562,724	$4.06

The following tables summarize information regarding options outstanding and exercisable at March 31, 2020:

Outstanding:

	Stock Options	Weighted Average	Weighted Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.00 - $0.78	3,228,583	$0.42	9.85
$0.79 - $1.50	1,745,369	1.03	4.31
$1.51 - $5.50	1,835,130	2.30	7.99
$5.51 - $10.67	1,272,299	7.69	5.98
Total	8,081,381	$2.23	7.57

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.79 - $1.50	1,370,748	$1.06
$1.51 - $5.50	934,052	2.56
$5.51 - $10.67	1,257,924	8.45
Total	3,562,724	$4.06

As of March 31, 2020, the intrinsic value of the options outstanding was none, and none of the options were exercisable. As of March 31, 2020, there was $1.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through February 2023.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $0.1 million and $0.1 million of compensation expense during the three months ended March 31, 2020 and 2019, respectively related to restricted stock and RSU awards. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At March 31, 2020, the Company had approximately $36.0 thousand of total unrecognized compensation cost related to RSUs, all of which will be recognized through March 2021. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the three months ended March 31, 2020.

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2020	62,680	$4.07
Changes during the period:
Shares granted	—	—
Shares vested	(49,068)	4.36
Shares forfeited	—	—
Non-vested balance at March 31, 2020	13,612	$3.03

11. Income Taxes

The Company’s income tax expense was $0.05 million and $0.01 million for the three months ended March 31, 2020 and 2019, with effective tax rates of 0.19% and 0.09%, respectively.

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

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The Company is currently studying its options under the CARES Act. Tax implications of the CARES Act include expansion of the business interest expense deduction from 30% to 50% for the years 2019 and 2020 and the suspension of the 80% limitation on usage of Net Operating Losses incurred in the years 2018 through 2020.

The Company’s net interest expense is subject to limitation under Section 163(j). The limitation serves to reduce the net operating loss and create an additional attribute for the disallowed net interest expense. Therefore, there is no effect on earnings.

The foreign entities of the Company are projected to generate an additional operating loss for the year 2020. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements.

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

At December 31, 2019, the Company’s U.S. federal net operating loss carryforwards totaled $48.5 million. The Company’s ability to use net operating loss carry forwards is subject to limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company believes that net operating losses subsequent to the change date in 2010 are not subject to Section 382 limitations. The Company’s net loss carryforwards may be further limited in the future if additional ownership changes occur.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (ASC 740) which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2015 to 2018. The Company has not recorded any liability for uncertain tax positions.

12. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

As of March 31, 2020 and December 31, 2019, the largest components of accrued expenses were:

	March 31, 2020	December 31, 2019
Interest expense	$2,998	$1,539
Payroll	2,127	1,789
Professional fees	2,140	1,881
Wholesaler fees	687	747
Medicaid and Medicare rebates	863	987
Rebates	606	774
Royalties	85	377
Clinical studies	334	334
Income Tax	19	20
Capital expenditures	77	23
Inventory and Supplies	258	250
Other	200	564
	$10,394	$9,285

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

On December 13, 2018, Valdepharm SA filed a lawsuit alleging that the Company breached contracts regarding two drug products that the Company had sought to have Valdepharm manufacture. On February 12, 2019 the Company answered the complaint and counterclaimed, alleging that Valdepharm breached the contracts by failing to perform its work in compliance with FDA regulations and current Good Manufacturing Practices. Each party seeks damages associated with the alleged breach and related claims. On April 23, 2020 the court largely denied Valdepharm’s motion to dismiss Teligent’s counterclaims. Due to the early stage of the case the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes the claims against Teligent are without merit, and it intends to vigorously defend against them.

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

14. Subsequent Events

The Company received $3.3 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program (PPP) in May and plans to balance the employee-related actions previously taken with the needs of the business to ensure a portion of the loan will be forgiven. In the meantime, the Company also initiated a company-wide cost reduction initiative targeted at eliminating discretionary spending and ensuring that remaining expenditures are reduced in line with the lower demand for our products in light of COVID-19 impact to the business. The Company's Executive Leadership Team and all employees with annual salaries exceeding 100,000 accepted a 20% and 15% eight-week reduction in pay, respectively, beginning May 4, 2020. Over the same eight-week period, the Company furloughed a portion of employees at our Buena, NJ manufacturing facility.

On May 26, 2020, the Company announced that it will effect a one-for-ten reverse stock split of its outstanding common stock, which will be effective for trading purposes as of the commencement of trading on May 28, 2020. The reverse stock split reduces the number of shares outstanding from approximately 53.9 million shares of common stock to approximately 5.4 million shares of common stock post-reverse split. The number of outstanding options and warrants will also be adjusted accordingly. The number of authorized shares of common stock and the par value per share will remain unchanged. All prior period share amounts will be retroactively adjusted to reflect the reverse stock split.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties, and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The forward-looking statements set forth herein speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. The Company operates its business under one reportable segment.

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

For the three months ended March 31, 2020, we had sales to one customer, which individually accounted for 10% or more of our total revenue. Total sales to this customer represented 16.9% of total revenues. Accounts receivable related to the Company’s major customers comprised 12% of all accounts receivable as of March 31, 2020. For the three months ended March 31, 2019, we had sales to two customers which individually accounted for more than 10% of our total revenue. Total sales to these customers represented 30%, 18%, respectively, and represented 48% of total revenues. Accounts receivable related to the Company’s major customers comprised 37% of all accounts receivable as of March 31, 2019.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended March 31, 2020, approximately 39% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 73% of total contract manufacturing revenue for the three months ended March 31, 2019. None of our contract manufacturing services customers represented greater than 10% of total revenue for both the three months ended March 31, 2020 and 2019.

From late March to the end of April 2020, several data sources suggested that patient visits to the dermatologist in the United States were down more than 50% in comparison to the typical number of dermatologist visits realized prior to shelter-in-place guidelines. These percentages vary by state. In May, as some states began to relax shelter-in-place guidelines there are signs that suggest patients are beginning to return to the dermatologist and demand for our US topical products will follow. Given the level of uncertainty and potential consequences of less stringent guidelines, it is still extremely challenging to predict the pace of the anticipated ramp and whether or not there might be a second wave of decline.

Product and Pipeline Approvals

There were no significant approvals announced in 2020 to date.

On April 4, 2019, we announced approval of an ANDA for Fluocinonide Cream USP, 0.1%. This was our fourth approval of 2019, and our thirty-sixth approval from its internally developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the second half of 2021.

Results of Operations

Three months ended March 31, 2020 compared to March 31, 2019

We had a net loss of $26.8 million, or $0.50 per share, for the Three months ended March 31, 2020 ("Current Year"), compared to a net loss of $8.7 million, or $0.16 per share, for the Three months ended March 31, 2019 ("Prior Year"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues:

	Three months ended March 31,		Increase/(Decrease)
Components of Revenue:	2020	2019	$	%
Product sales, net	$7,336	$13,037	$(5,701)	(44)%
Research and development services and other income	111	85	26	31%
Total Revenues	$7,447	$13,122	$(5,675)	(43)%

Total revenues decreased by (43)% to $7.4 million for the Current Year from $13.1 million from the Prior Year. The $5.7 million decrease was driven primarily by a $3.8 million decrease in US Teligent label products relating to lost contract volume and incremental price erosion, a decrease of $1.6 million in Canadian revenues due to supply constraints, and a $.3 million decline in contract manufacturing sales..

Research and development services and other revenues will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Three months ended March 31,		Increase/(Decrease)
	2020	2019	$	%
Cost of revenues	$8,610	$7,360	$1,250	17%
Selling, general and administrative expenses	6,717	5,513	1,204	22%
Impairment charge	8,373	—	8,373	100%
Product development and research expenses	1,800	2,989	(1,189)	(40)%
Totals costs and expenditures	$25,500	$15,862	$9,638	61%

Cost of revenues increased by 17% to $8.6 million for the Current Year from $7.4 million from the Prior Year. Gross margin decreased to (16)% in the Current Year from 44% from the Prior Year. The increase is attributable to inventory reserve build of $1.4 million, decreased volume lowering fixed cost absorption and product mix.

Selling, general and administrative expenses in the Current Year increased by $1.2 million as compared to the Prior Year. The increase was primarily due to (i) $0.8 million increase in personnel costs, (ii) $0.5 million increase in legal fees, (iii) $0.3 million increase in bad debt expense offset by a $0.4 million decrease in professional fees.

An impairment charge was recorded in the Current Year of $8.4 million related to trademark and technology of $4.9 million and product acquisition costs of $3.5 million. There were no impairment charges in the Prior Year.

Product development and research expenses decreased by $1.2 million as compared to the Prior Year. The decrease in product development and research expenses was primarily due to (i) $0.5 million decrease in exhibit and pilot batch costs, (ii) $0.3 million decrease in personnel costs, (iii) $0.3 million decrease in clinical studies, and (iv) $0.1 million decrease in GDUFA fees and associated Abbreviated New Drug Applications filings.

Other (Expense) Income, net:

	Three months ended March 31,		(Increase)/Decrease
	2020	2019	$	%
Interest and other expense, net	$(5,876)	$(4,947)	$(929)	19%
Foreign currency exchange loss	(1,597)	(844)	(753)	89%
Change in the fair value of derivative liability	(1,258)	—	(1,258)	100%
Debt partial extinguishment of 2019 Notes	—	(185)	185	(100)%
	$(8,731)	$(5,976)	$(2,755)	46%

Interest and other expense, net increased in the Current Year primarily as a result of an increase in interest expense of $0.9 million related to the current debt structure.

Foreign exchange loss of $1.6 million in the Current Year was related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The charge in the fair value of derivatives of $1.3 million relates to the recorded liability of $5.3 million during the first quarter of 2020 pertaining to the Company's Senior Credit Facility, offset by the 2023 Series B Note gain of $4.0 million in the Current Year.

Debt partial extinguishment of the 2019 Notes was zero in the Current Year compared to $0.2 million in the Prior Year.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Three months ended March 31,		Increase/(Decrease)
	2020	2019	$	%
Net loss attributable to common stockholders	$(26,836)	$(8,724)	$18,112	208%
Basic and diluted loss per share	$(0.50)	$(0.16)	$0.34	213%

Net loss for the Current Year was $26.8 million as compared to net loss of $8.7 million for the Prior Year. The decline was primarily due to a decrease in revenues of $5.7 million, an increase in costs and expenses of $9.6 million, an increase in interest expense of $0.9 million, the derivative liability increase pertaining to the Senior Credit Facility of $5.3 million and foreign exchange movement of $1.6 million, partially offset by the Series B Notes derivative liability gain of $4.0 million.

Liquidity and Capital Resources

The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, we had an accumulated deficit of $148.3 million, total principal amount of outstanding borrowings of $190.3 million, and limited capital resources to fund ongoing operations at March 31, 2020. These capital resources were comprised of cash and equivalents of $11.7 million at March 31, 2020 and the generation of cash inflows from working capital. The Company’s available capital resources may not be sufficient for it to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. In the event these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all. Moreover, if the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan or cease its operations.

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

The $4.5 million decrease in our cash during the three months ended March 31, 2020 was mainly to support our operational activities. In addition, we had an accumulated deficit of $148.3 million as of March 31, 2020 and incurred a $26.8 million net loss.

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

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $2.4 million and $10.9 million for the three months and since inception through the period ended March 31, 2020, respectively.

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

In accordance with ASC 815-15, Derivatives and hedging, Embedded Derivatives, the embedded conversion option should be bifurcated and separately accounted for as a derivative instrument, because the Company did not have enough authorized shares available to share-settle the conversion option. Such derivative instruments should be initially and subsequently measured at fair value, with changes in fair value recognized in earnings (see Note 7). The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million above accounted for in the TDR, which was subsequently remeasured to $2.8 million as of March 31, 2020, with $4.0 million recognized as a gain on change in fair value of derivative in the Company's statement of operations during the first quarter of 2020. Further, the $0.9 million of allocated issuance costs associated with the bifurcated conversion features embedded in the notes was recognized as a loss on debt restructuring in the Company’s statement of operations for the year ended December 31, 2019. In accordance with ASC 470-20, the initial carrying amount of the liability component of the 2023 Series B Notes, excluding the $5.1 million portion above is accounted for as a TDR, upon issuance is the residual amount between total proceeds from the transaction and the derivative liability net of allocated issuance costs. The $1.4 million debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Series B Notes and are being amortized to interest expense using the effective interest method through the maturity date. The discount from the par amount of the 2023 Series B Notes will be accreted to par utilizing the effective-interest rate method over the term of the Notes from the issuance date through May 2023. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs is 27.4%.

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

In June 2019, the Company received a de-listing notice from the NASDAQ due to its share price being below $1.00 for 30 consecutive trading days. The notice specified that the Company's share price must trade above $1.00 per share for ten consecutive trading days prior to December 2, 2019 in order to prevent its common stock from being de-listed. For the 180 days preceding December 2, 2019 the Company's share price remained below $1.00. The Company requested a second 180-day extension. NASDAQ denied its request and the Company chose to file for an appeal. The Company was granted a hearing date for the end of January 2020. Subsequent to the appeal hearing, NASDAQ set a deadline of April 17, 2020 for the Company to regain compliance with NASDAQ’s continuing listing requirements. In early March 2020 the COVID-19 global pandemic triggered a significant decline in global capital markets, including NASDAQ. In light of this significant decline, the Company requested NASDAQ to reconsider the April 17, 2020 deadline. NASDAQ agreed to the Company’s request and set a new deadline to regain compliance by June 1, 2020. In response to the COVID-19 pandemic and related extraordinary market conditions, NASDAQ provided additional temporary relief ("Relief") from the continued listing bid price and market value of publicly held shares listing requirements through August 17, 2020. Under the Relief, the company will have additional time to regain compliance with the NASDAQ through August 17, 2020. In January 2020, the Company’s Board of Directors and shareholders approved a reverse stock split in the range of any whole number between five (5) and ten (10) to one (1). While the Company believes that the reverse stock split will ultimately increase its share price above $1.00 for the required ten consecutive trading days, it can provide no assurances that its shares will trade above $1.00 per share for the required time period. A de-listing from the NASDAQ would be a “Fundamental Change” under the Company’s 2023 Series A and Series B Unsecured Convertible Notes which triggers a right by the holders to require the Company repurchase the Convertible Notes. In such an event, the Company would need to seek financing to repurchase the Convertible Notes and there is no guarantee that such financing would be available or on terms acceptable to the Company. If noteholders demanded a repurchase of the notes and the Company could not finance the repurchase, it would be in default under the Indentures governing the Convertible Notes, and in that event the lenders of the Ares Credit agreements would have the right, but not the obligation, to declare all of the outstanding balance under those agreements due and payable as well. Therefore, in the event of the Company’s shares are de-listed from the NASDAQ, the Company would likely have to seek some combination of waivers from its lenders and noteholders and seek new capital through the sale of equity or debt securities. If the Company is unable to obtain such waivers or raise new capital to meet these obligations if they become due, it may have to seek other strategic alternatives, including ceasing operations.

The negative financial conditions described above raise substantial doubt about our ability to continue as a going concern as of March 31, 2020.

Our cash flows from operating, investing and financing activities, as reflected in the condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended March 31,
	2020	2019
Net cash provided by (used in)
Operating Activities	$(2,946)	$(6,051)
Investing Activities	$(880)	$(2,129)
Financing Activities	$(3)	$2,202

Operating Activities

Our operating activities used $2.9 million and $6.1 million of cash and cash equivalents in the three months ended March 31, 2020 and 2019, respectively, mainly to support our operational activities, which includes a $6.5 million build in inventory to help avoid failure-to-supply fees and normal timing differences in working capital balances.

Investing Activities

Our investing activities used $0.9 million of cash and equivalents during the three months ended March 31, 2020, compared to $2.1 million used during the same period last year, which was used for the continued facility expansion in Buena, NJ.

Financing Activities

Our financing activities neither provided nor used cash and cash equivalents during the three months ended March 31, 2020, Our financing activities provided $2.2 million of cash and cash equivalents during the three months ended March 31, 2019. The cash provided during the three months ended March 31, 2019 consisted of $5.0 million of proceeds from the Revolver offset by $2.7 million used to repurchase a portion of the remaining 2019 Notes.

Our capital resources were comprised of cash and cash equivalents of $11.0 million and $15.5 million as of March 31, 2020 and December 31, 2019 respectively. We had working capital of $33.8 million at March 31, 2020 and $45.0 million at December 31, 2019 respectively.

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

The interest rate under the Revolver is calculated, at the option of the Company, at either the one, two, three or six-month LIBOR plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loan and the 2023 Delayed Draw Term Loan bear interest, at the option of the Company, at either the one, two, three or six-month LIBOR plus 8.75% or the base rate plus 7.75%, with a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, build inventory, and prepare for the FDA prior approval inspection. As of March 31, 2020, the Company elected the paid-in-kind interest option which increased the principal balance of the 2023 Term Loan by $2.4 million to $90.8 million.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a complete list of all Critical Accounting Policies and Estimates. See also Item 1 for our Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, our principal debt obligations consisted of our 2023 Notes, our 2023 Series B Notes and our Senior Credit Facilities.

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

On December 13, 2018, we entered into the Senior Credit Facilities, consisting of the Revolver and Term Loans. The Senior Credit Facilities also included a $15.0 delayed draw term loan b commitment, which remained undrawn and expired on October 31, 2019. As of March 31, 2020, $25.0 million was drawn under the Revolver and $88.5 million of Term Loans were outstanding. The Revolver was fully drawn in 2019. The Revolver bears interest at a fluctuating rate of interest equal to one, two, three or six-month LIBOR plus a margin of 3.75% or a rate based on the prime rate plus a margin of 2.75%. The Revolver matures on the earliest to occur of the June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Term Loans bear interest at a fluctuating rate of interest equal to one, two, three or six-month LIBOR plus a margin of 8.75% or a rate based on the prime rate plus a margin of 7.75%. The Term Loans mature on the earliest to occur of the June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its First Lien Credit Agreement to) pay interest on the Term Loans in kind until the earlier to occur of the date upon which Company has provided financial statements demonstrating twelve-months of revenue of at least $125,000,000 and (ii) December 28, 2020. As the interest rates applicable to the Senior Facilities are fluctuating, we do have market risk related thereto.

On April 6, 2020, we entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans, effective as of December 31, 2019. The amendments collectively among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019.

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

As of March 31, 2020, the fair value of our 2023 Notes was approximately $24.8 million compared to the carrying value of $53.9 million. The fair value of our 2023 Series B Notes was approximately $22.1 million including the derivative liability of $2.8 million.

As of March 31, 2020, based on level 3 inputs, the fair value of the derivative liability associated with our 2023 Series B Notes was $2.8 million and the fair value of our derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on our Senior Credit Facilities was $5.3 million which we recorded in the first quarter of 2020 (Note 8).

For a description of the fair value hierarchy and the Company's fair value methodologies, see Note 2 "Summary of Significant Accounting Policies."

As of March 31, 2020, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily. Accordingly, these overnight investments are subject to market risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended March 31, 2020, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2019 were still present as of March 31, 2020 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2019 are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2020 and beyond, as necessary. We will test the operating effectiveness of certain new and existing controls in connection with our annual evaluation of the effectiveness of internal control over financial reporting; however, the material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The planned remediation activities described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2019 highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report on Form 10-Q.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

Information about the legal proceedings is included in Item 1, Notes to unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. Risk Factors

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 have not materially changed.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: May 27, 2020	By:	/s/ Timothy B. Sawyer
Timothy B. Sawyer
President and Chief Executive Officer

Date: May 27, 2020	By:	/s/ Damian Finio
Damian Finio
Principal Financial Officer, Principal Accounting Officer