Form 10-Q
period 2020-06-30
Teligent, Inc.
filed 2020-08-20
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the issuer's common stock was 5,391,569 shares as of August 7, 2020.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$5,851	$15,508
Restricted cash	206	206
Accounts receivable, net of allowance for doubtful accounts of $2,444 and $2,208, as of June 30, 2020 and December 31, 2019, respectively	13,555	20,374
Inventories	32,110	23,031
Prepaid expenses and other receivables	2,251	2,525
Total current assets	53,973	61,644
Property, plant and equipment, net	96,970	96,349
Intangible assets, net	34,666	44,645
Goodwill	469	491
Other assets	4,197	3,776
Total assets	$190,275	$206,905
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,561	$6,875
Accrued expenses	9,325	9,285
Capital lease obligation, current	477	446
Government Grant Advance	3,378	—
Total current liabilities	23,741	16,606
Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $66,090 as of June 30, 2020 and December 31, 2019, respectively)	54,730	53,093
Revolver, net of debt issuance costs (face of $25,000 as of June 30, 2020 and December 31, 2019, respectively)	25,000	25,000
Series B Senior Convertible Notes, net of debt discount and debt issuance costs (face of $35,789 and $34,405 as of June 30, 2020 and December 31, 2019, respectively)	24,364	21,824
2023 Term Loans, net of debt issuance costs (face of $95,665 and $88,464 as of June 30, 2020 and December 31, 2019, respectively )	91,714	86,452
Derivative liabilities	5,571	6,776
Deferred tax liability	193	205
Other long term liabilities	2,742	2,256
Total liabilities	228,055	212,212
Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized; 5,391,569 and 5,385,043 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	56	56
Additional paid-in capital	127,596	118,469
Accumulated deficit	(162,642)	(121,474)
Accumulated other comprehensive loss	(2,790)	(2,358)
Total stockholders’ deficit	(37,780)	(5,307)
Total liabilities and stockholders' deficit	$190,275	$206,905
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue, net	$13,586	$18,341	$21,033	$31,463

Costs and expenses:
Cost of revenues	11,084	9,800	19,694	17,160
Selling, general and administrative expenses	4,989	5,187	11,706	10,700
Impairment charges	—	—	8,373	—
Product development and research expenses	1,880	2,668	3,680	5,657
Total costs and expenses	17,953	17,655	43,453	33,517
Operating income/(loss)	(4,367)	686	(22,420)	(2,054)

Other Expense:
Foreign currency exchange gain/(loss)	2,125	553	528	(291)
Debt partial extinguishment of 2019 Notes	—	—	—	(185)
Interest and other expense, net	(7,520)	(5,155)	(13,396)	(10,102)
Change in the fair value of derivative liabilities	(4,591)	—	(5,849)	—
Loss before income tax (benefit)/expense	(14,353)	(3,916)	(41,137)	(12,632)

Income tax (benefit)/ expense	(21)	73	31	81

Net loss attributable to common shareholders	$(14,332)	$(3,989)	$(41,168)	$(12,713)

Basic and diluted loss per share	$(2.56)	$(0.74)	$(7.50)	$(2.36)

Weighted average shares of common stock outstanding:
Basic and diluted shares	5,593,557	5,384,909	5,491,554	5,382,764

 The accompanying notes are an integral part of the condensed consolidated financial statements

.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(14,332)	$(3,989)	$(41,168)	$(12,713)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustment	(233)	148	(432)	295
Other comprehensive income/ (loss), net of tax	(233)	148	(432)	295

Comprehensive loss	$(14,565)	$(3,841)	$(41,600)	$(12,418)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share information)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares (*)	Amount (*)	Capital (*)	Deficit	Loss	Deficit
Balance, December 31, 2019 (audited)	5,385,043	$56	$118,469	$(121,474)	$(2,358)	$(5,307)
Stock based compensation expense	—	—	667	—	—	667
Issuance of stock for vested restricted stock units	4,906	—	—	—	—	—
Reclassification of derivative liabilities to equity	—	—	8,460	—	—	8,460
Cumulative translation adjustment	—	—	—	—	(432)	(432)
Net loss	—	—	—	(41,168)	—	(41,168)
Share rounding as a result of the reverse stock split	1,620	—	—	—	—	—
Balance, June 30, 2020 (unaudited)	5,391,569	$56	$127,596	$(162,642)	$(2,790)	$(37,780)

(*) Adjusted to reflect the 1-for-10 reverse stock split effectuated at 12:01 a.m. Eastern Time on May 28, 2020.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(41,168)	$(12,713)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets and leases	1,972	1,778
Provision for bad debt	236	51
Provision for write down of inventory	1,931	(270)
Stock based compensation	658	684
Amortization of debt costs and debt discount	3,871	3,082
Amortization of intangible assets	1,368	1,514
Non cash lease expense	209	199
Foreign currency exchange loss	(528)	291
Partial extinguishment of Convertible 3.75% Senior Notes	—	185
Loss on impairment of intangible assets	8,373	—
Non cash interest expense	6,171	4,228
Change in the fair value of derivative liabilities	5,849	—
Changes in operating assets and liabilities:
Accounts receivable	6,510	(3,170)
Inventories	(11,130)	(5,537)
Prepaid expenses, other current receivables and assets	294	1,183
Accounts payable and accrued expenses	4,447	(512)
Operating liabilities	(206)	(172)
Deferred income	—	(1,109)
Net cash used in operating activities	(11,143)	(10,288)
Cash flows from investing activities:
Capital expenditures	(2,369)	(5,101)
Net cash used in investing activities	(2,369)	(5,101)
Cash flows from financing activities:
Proceeds from Revolver	—	10,000
Debt issuance costs	—	(109)
Repurchase of 3.75% senior notes	—	(2,686)
Government grant advance	3,378	—
Principal paid on lease obligation	(7)	(6)
Net cash (used in) provided by financing activities	3,371	7,199
Effect of exchange rate on cash and cash equivalents	484	(80)
Net decrease in cash, cash equivalents and restricted cash	(9,657)	(8,270)
Cash, cash equivalents and restricted cash at beginning of period	16,182	13,069
Cash, cash equivalents and restricted cash at end of period	$6,525	$4,799
Supplemental Cash flow information:
Cash payments for interest	$2,352	$2,689
Cash payments for income taxes	34	53
Non-cash operating, investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	215	642
Capitalized stock compensation in capital expenditures	9	16
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on its Form 10-K ('Original Form 10-K") for the year ended December 31, 2019, as updated by other reports we may file from time to time with the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2019, has been derived from those audited consolidated financial statements. The Company filed an Amendment No. 1 Form 10-K/A to its Original Form 10-K solely to include the information required by Items 10 through 14 of Part III. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

1. Nature of the Business and Going Concern

Nature of the Business

Teligent, Inc. and its subsidiaries (collectively the “Company”) is a specialty generic pharmaceutical company. Teligent’s mission is to become a leader in the specialty generic pharmaceutical market in alternate dosage forms. Under its own label, the Company markets and sells generic topical, branded generic, and generic injectable pharmaceutical products in the United States and Canada. In the United States, the Company currently markets thirty-eight generic topical pharmaceutical products and four branded generic pharmaceutical products. In Canada, the Company sells thirty-six generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. The Company also provides contract manufacturing services to the pharmaceutical, over the counter (“OTC”) and cosmetic markets. The Company operates its business under one segment. Its common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” The Company’s principal executive office, laboratories, and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. It has additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

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

The Company has taken preventative measures to help ensure business continuity while maintaining safe and stable operations. It has directed all non-production employees to work from home in accordance with state and local guidelines and has implemented social distancing measures on-site at its manufacturing facility to protect employees and its products. Its employees are provided daily personal protective equipment upon their arrival to the facility and the Company has implemented temperature monitoring services at its newly established single point of entrance. The Company has also implemented a routine sanitization process of the facility. It has adjusted its production schedule to concentrate on high demand or low stock product to help reduce employee concentrations while continuing to focus on production levels necessary to meet our customer demand.

Under the provisions of ASC 360-10-55, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company's first quarter financial results and anticipated future results had been negatively impacted due to COVID-19 and the Company performed an impairment analysis for the quarter ended March 31, 2020, by comparing the expected future cash flows of the assets to the carrying value of the related long-lived assets. As a result, the Company recorded an impairment charge of $8.4 million in the first quarter of 2020, related to trademarks and technology of $4.9 million and product acquisition costs of $3.5 million (Note 9). There were no changes to the assumptions made at the first quarter of this year that would suggest further impairment. The Company did not have impairment triggers during the second quarter of 2020 related to the long-lived assets.

The Company's financial performance has been adversely impacted by the unprecedented COVID-19 pandemic. In the first quarter of 2020, the Company initiated a company-wide cost reduction initiative targeted at eliminating discretionary spending and ensuring that remaining expenditures are reduced in line with the lower demand for its products in light of COVID-19 impact to the business. Effective on May 4, 2020, the Company's Executive Leadership Team and all employees with annual salaries exceeding $100,000 accepted a 20% and 15% eight-week reduction in pay, respectively. Over the same eight-week period, the Company furloughed a portion of employees at its Buena, NJ manufacturing facility. Effective on June 19, 2020, the Company initiated a reduction-in-force, terminating 53 employees and furloughing an additional 15 employees thus reducing the employee base at its Buena, NJ facility. Terminated employees were offered a severance package and the Company will pay both the employee and employer portion of health benefits for the employees that were furloughed.

On May 15, 2020, the Company received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program ( the "Government Grant Advance") and has been utilizing the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven. The Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments until the date of forgiveness or 24 weeks from the date when the fund was received by the Company. According to ASC 450-30, Gain Contingencies, the Company recorded the $3.4 million of proceeds in the Government Grant Advance line on its Condensed Consolidated Balance Sheet as of June 30, 2020. The Company will record the related earnings impact on its Condensed Consolidated Statement of Operations in the period when the associated conditions attached to the Advance are reasonably assured to be met.

In May 2020, the Company modified one of its office lease agreements and obtained a deferral of 2 months rental payments amid the Pandemic. According to FASB Staff Q&A on Topic 842 and 841, because the amount of the total consideration paid under the modified lease agreement is substantially the same as the original agreement, except the deferral of the lease payments which only affect the timing of the payments, the Company accounted for the concession as if no changes to the lease contract were made and continues to recognize expenses during the deferral period.

In order to preserve cash and align manufacturing-related resources with downward adjustments made to our production schedule, the Company initiated a reduction in force at our Buena, NJ manufacturing facility effective June 19, 2020. In connection with the reduction, the Company terminated 53 employees and furloughed another 15 employees. The Company’s employee base after these actions and a company-wide effort to reduce recruitment is down 31% from the start of the year. The associated one-time employee severance costs totaled $0.3 million and are reflected in primarily cost of revenues and the product development and research expenses in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020.

The Company markets a portfolio of FDA-approved medicines, including several generic alternatives in the United States. These products include both injectable and topical prescription medicines. From late March to the end of April 2020, several data sources suggested that patient visits to the dermatologist in the United States were down more than 50% in comparison to the typical number of dermatologist visits realized prior to shelter-in-place guidelines. As a consequence of COVID-19, dermatology visits are still down vs. pre-pandemic levels. But, as shelter-in-place guidelines across the country were relaxed, several data sources reflected an increase in dermatology visits and thus patient demand for topical pharmaceutical products. Although estimates vary, beginning in late May and into early June, there have been positive signs that the market for dermatology pharmaceutical products is rebounding driven by increased 90-day prescription refills approved by the Pharmacy Benefit Managers and the emergence of stronger telehealth networks. In fact, since mid-June data sources have shown the category return to 80% of pre-pandemic levels. Teligent sales have mostly mirrored these increases, although percentages vary by product. The Company remains cautiously optimistic given the consequences of COVID-19 in some locations have proven to change rapidly. Due to the level of uncertainty and potential consequences of less stringent guidelines, it is still extremely challenging to predict the pace of the anticipated ramp and whether or not there might be a second wave of decline.

Going Concern

ASU 205-40 – Presentation of Financial Statements – Going Concern requires management to evaluate an entity’s ability to continue as a going concern within one year after the date the financial statements are available for issuance. Specifically, management is required to evaluate whether the presence of negative conditions or events, when considered individually and in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern. Substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are available for issuance. Management has identified the following negative conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2020:

•The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, the Company had an accumulated deficit of $162.6 million, total principal amount of outstanding borrowings of $195.8 million, and limited capital resources to fund ongoing operations at June 30, 2020. These capital resources were comprised of cash and equivalents of $6.5 million at June 30, 2020 and the generation of cash inflows from working capital. The Company’s available capital resources may not be sufficient for it to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. In the event these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all. Moreover, if the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan or cease its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

•The Company was in compliance with its financial covenants as of June 30, 2020. However, as a result of the impacts of the COVID-19 pandemic, the Company is at risk of failing the trailing twelve month Adjusted EBITDA covenant for the first quarter of 2021. On July 20, 2020, the Company entered into (i) a Consent and Amendment No. 3 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), and (ii) a Consent and Amendment No. 5 to Second Lien Credit Agreement (the “Second Lien Amendment”). The First Lien Amendment amends the First Lien Credit Agreement to, among other things, (i) permit the issuance of the New 2023 Notes (the "New 2023 Notes") and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants and (iv) modify certain financial covenants. The Second Lien Amendment amends the Second Lien Credit Agreement to, among other things, (i) permit the issuance of the New 2023 Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants, (iv) modify certain financial covenants and (v) extend the time period in which the Company may elect to pay interest in kind. On July 20, 2020, the Company closed its Series C Senior Convertible Notes offering in the aggregate principal amount of $13.8 million. Interest on the New 2023 Notes initially accrues at the rate of 9.5%, is payable in kind by issuing additional principal amount of New 2023 Notes, and will be payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The New 2023 Notes mature in March 2023. After taking into account an original issue discount and other transaction fees (including fees payable to the purchasers in the form of additional New 2023 Notes), the Company received approximately $10.0 million of net cash proceeds, which will be used to fund general corporate and working capital purposes.

•If the Company fails to comply with its financial covenants, an event of default under the Credit Agreements would be triggered and its obligations under the Senior Credit Facilities (defined in Note 7) or other agreements (including as a result of cross-default provisions) may be accelerated. The derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities at June 30, 2020 was $5.6 million (Note 8). The Company anticipates reversing the event of default liability in the third quarter of 2020 based on entering into the Series C Senior Convertible Notes offering on July 20, 2020 which terminates the previous revenue covenant under the Senior Credit Facilities. The amended financial covenants replace the previous financial covenants and the Company is forecasted to meet the new covenant through the end of 2020 but projects to fail its Q1 2021 adjusted EBITDA covenant.

•In June 2019, the Company received a de-listing notice from the NASDAQ due to its share price being below $1.00 for 30 consecutive trading days. The notice specified that the Company's share price must trade above $1.00 per share for ten consecutive trading days prior to December 2, 2019 in order to prevent its common stock from being de-listed. For the 180 days preceding December 2, 2019, the Company's share price remained below $1.00. The Company requested a second 180-day extension. NASDAQ denied its request and the Company chose to file for an appeal. The Company was granted a hearing date for the end of January 2020. Subsequent to the appeal hearing, NASDAQ set a deadline of April 17, 2020 for the Company to regain compliance with NASDAQ’s continuing listing requirements. In early March 2020, the COVID-19 global pandemic triggered a significant decline in global capital markets, including NASDAQ. In light of this significant decline, the Company requested NASDAQ to reconsider the April 17, 2020 deadline. NASDAQ agreed to the Company’s request and set a new deadline to regain compliance by June 1, 2020. In response to the COVID-19 pandemic and related extraordinary market conditions, NASDAQ provided additional temporary relief ("Relief") from the continued listing bid price and market value of publicly held shares listing requirements through August 17, 2020. Under the Relief, the company will have additional time to regain compliance with the NASDAQ through August 17, 2020. In January 2020, the Company’s Board of Directors and shareholders approved a reverse stock split in the range of any whole number between five (5) and ten (10) to one (1). On May 28, 2020, the Company effectuated a one-for-ten reverse stock split (Note 2). On June 18, 2020, the Company received a written notice from the NASDAQ that it had regained compliance with the Bid Price Requirement.

On July 28, 2020, the Company received a new notice (the “Notice”) from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5450(b)(3)(C) relating to the minimum Market Value of Publicly Held Shares (the “MVPHS Rule”). The notice stated that the Company failed to maintain a minimum market value of publicly held shares of $15.0 million for the 30 consecutive days preceding the date of the notice. The notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has a compliance period for the MVPHS Rule of 180 calendar days, or until January 25, 2021, in which to regain compliance. To regain compliance, the Company’s minimum market value of publicly held shares must equal $15.0 million or more for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it has achieved compliance with the Rule. If the Company does not regain compliance by January 25, 2021, then Nasdaq will notify the Company that the Company’s common stock will be delisted from the Nasdaq Global Market, unless the Company requests a hearing before a Nasdaq Hearings Panel. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reverse Stock Split

On May 28, 2020, the company effectuated a one-for-ten reverse stock split of its outstanding shares of common stock (the "Reverse Stock Split"). The Reverse Stock Split reduces the Company's shares of outstanding common stock and stock options. Fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole share. All share and per share data for all periods presented in the accompanying Condensed Consolidated Financial Statements and the related disclosures have been adjusted retroactively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total amounts in the Condensed Consolidated Statement of Cash Flows as follows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$5,851	$4,121
Restricted cash	206	206
Restricted cash in other assets	468	472
Cash, cash equivalents and restricted cash in the statement of cash flows	$6,525	$4,799

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at June 30, 2020 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of June 30, 2020, the fair value of the Company's 2023 Series A Notes was $26.3 million compared to its carrying value of $54.7 million and the fair value of the Company's 2023 Series B Notes was $24.7 million compared to its carrying value of $24.4 million.

As of June 30, 2020, based on level 3 inputs, the fair value of the Company's derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities was $5.6 million (Note 8).

Loss Per Common Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. For the three and six months ended June 30, 2020, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

In accordance with ASC 260-10-45-13, the Company included the Warrants issued to its Term Loan lenders to purchase 538,995 shares of the Company’s common stock at an exercise price of $0.01 per share (Note 7), from May 28, 2020 to June 30, 2020, in the number of outstanding shares used to calculate the basic and diluted loss per share for the three and six months ended June 30, 2020.

(in thousands except shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic loss per share computation:
Net loss - basic and diluted	$(14,332)	$(3,989)	$(41,168)	$(12,713)
Weighted average common shares - basic and diluted	5,593,557	5,384,909	5,491,554	5,382,764
Basic and diluted loss per share	$(2.56)	$(0.74)	$(7.50)	$(2.36)

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of the Company's total revenue. For the three months ended June 30, 2020, one customer accounted for 27% of the Company’s revenue. For the three months ended June 30, 2019, two of the Company’s customers accounted for 53% of the Company’s revenue, consisting of 22% and 31%, respectively. For the six months ended June 30, 2020, two of the Company’s customers accounted for 30% of the Company’s revenue, consisting of 19% and 11%, respectively. For the six months ended June 30, 2019, two of the Company’s customers accounted for 50% of the Company’s revenue, consisting of 25% each respectively. Accounts receivable related to the Company’s major customers comprised 45% of all accounts receivable as of June 30, 2020 and 64% as of June 30, 2019, respectively. The loss of one or more of these major customers could have a significant impact on our revenues, our business, and results of operations.

For the three months ended June 30, 2020, domestic net revenues were $9.5 million and foreign net revenues were $4.1 million. For the six months ended June 30, 2020, domestic net revenues were $15.1 million and foreign net revenues were $5.9 million. As of June 30, 2020, domestic assets were $145.6 million and foreign assets were $44.7 million. For the three months ended June 30, 2019, domestic net revenues were $13.4 million and foreign net revenues were $4.9 million. For the six months ended June 30, 2019, domestic net revenues were $23.1 million and foreign net revenues were $8.4 million. As of June 30, 2019, domestic assets were $138.4 million and foreign assets were $56.7 million.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). The update provides optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted this guidance in the second quarter of 2020. The adoption of this guidance had no impact on the Company's Condensed Consolidated Financial Statements or the related disclosures.

Recently Issued Not Yet Adopted Accounting Pronouncements

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

Net revenues for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Company product sales	$13,025	$17,868	$20,164	$30,363
Contract manufacturing sales	310	388	507	930
Research and development services and other income	251	85	$362	$170
Revenue, net	$13,586	$18,341	$21,033	$31,463

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations and is presented below according to product type:

	Three months ended June 30,		Six months ended June 30,
Company Product Sales	2020	2019	2020	2019
Topical	$8,776	$12,937	$14,156	$21,969
Injectables	4,249	4,931	6,008	8,394
Total	$13,025	$17,868	$20,164	$30,363

In the six months ended June 30, 2020, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

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

Net revenue and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of sales returns and allowances (SRA). Accounts receivable were presented net of SRA estimates of $26.8 million and $30.5 million at June 30, 2020 and December 31, 2019, respectively. Certain SRA balances were included in accounts payable and accrued expenses.

The allowance for doubtful accounts was $2.4 million and $2.2 million at June 30, 2020 and December 31, 2019, respectively. The allowance for doubtful accounts was primarily related to one specific customer for $1.7 million.

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

The Company's adjustments for the deductions to gross product sales are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross product sales	$36,717	$39,322	$59,883	$66,736

Deduction to gross product sales:
Chargebacks and billbacks	17,551	11,826	29,506	22,712
Wholesaler fees for service	1,604	2,182	2,746	3,948
Sales discounts and other allowances	4,537	7,446	7,467	9,713
Total reduction to gross product sales	$23,692	$21,454	$39,719	$36,373

Company product sales, net	$13,025	$17,868	$20,164	$30,363

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

The Company is required to pay a 40% royalty on certain product net sales to a pharmaceutical partner. There are currently 4 products manufactured and distributed under the Company’s label in the U.S. which are subject to this agreement. Payments are made quarterly. Royalty expense of $0.1 million and $0.3 million was included in the cost of sales in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019, respectively. Royalty expense of $0.2 million and $0.6 million was included in the cost of sales in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019, respectively.

4. Inventories

Inventories are valued at the lower of cost or net realizable value and using the first-in-first-out method. Inventories as of June 30, 2020 and December 31, 2019 consisted of:

	June 30, 2020	December 31, 2019
Raw materials	$14,071	$14,117
Work in progress	188	133
Finished goods	21,987	10,989
Inventories reserve	(4,136)	(2,208)
Inventories, net	$32,110	$23,031

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2020	December 31, 2019
Land	$401	$401
Building and improvements	58,983	58,959
Machinery and equipment	15,109	14,897
Computer hardware and software	4,842	4,771
Furniture and fixtures	703	705
Construction in progress	33,052	30,759
	113,090	110,492
Less accumulated depreciation and amortization	(16,120)	(14,143)
Property, plant and equipment, net	$96,970	$96,349

The Company recorded depreciation expense of $1.0 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded depreciation expense of $2.0 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.

The Company received the certificate of completion of its building in the fourth quarter of 2018. For the three months ended June 30, 2020 and June 30, 2019, there was $0.2 million and $0.3 million of payroll costs, respectively, capitalized as construction in progress. For the six months ended June 30, 2020 and 2019, there was $0.4 million and $0.6 million of payroll costs, respectively, capitalized as construction in progress.

6. Leases

According to ASC Topic 842, Leases, the Company recognizes Right-of-Use ("ROU") assets and lease liabilities for all leases with terms greater than 12 months. The Company determines whether an agreement is a lease at its inception. The Company has operating and finance leases for its corporate, manufacturing, and international facilities as well as certain equipment. Its leases have remaining terms of 1 year to up to 9 years, including available options to extend some of its lease terms for up to 5 years. One of its lease agreements has an early termination option within one year. As the interest rates implicit in the Company's leases are typically not readily determinable, the Company has elected to utilize an incremental borrowing rate as the discount rate, determined based on the expected term of the lease, the Company’s credit risk and existing borrowings.

In May 2020, the Company modified one of its office lease agreements and obtained a deferral of 2 months rental payments amid the pandemic. According to FASB Staff Q&A on Topic 842 and 841, because the amount of the total consideration paid under the modified lease agreement is substantially the same as the original agreement, except the deferral of the lease payments which only affect the timing of the payments, the Company accounted for the concession as if no changes to the lease contract were made and continues to recognize expenses during the deferral period.

The discount rates utilized ranged from 4.86% to 8.60% and were utilized to determine the present value of the lease liabilities. The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$158	$158	$316	$317
Finance lease cost:
Amortization of right-of-use assets	4	3	7	6
Interest on lease liabilities	1	2	3	4
Total finance lease cost	$5	$5	$10	$10

Right-of-use assets obtained in exchange for new operating lease liabilities were zero and $1.0 million as of June 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2020 and 2019 was $0.3 million and $0.3 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the three and six months ended June 30, 2020 and 2019, respectively, was not material.

Supplemental balance sheet information related to leases as of the periods presented were as follows:

	June 30, 2020	December 31, 2019
Operating Leases
Other assets	$2,226	$2,453
Other current liabilities	464	434
Other long-term liabilities	1,942	2,199
Total operating lease liabilities	2,406	2,633

Finance Leases
Property, plant, and equipment	82	81
Accumulated depreciation	(22)	(12)
Property, plant, and equipment, net	60	69

Other current liabilities	13	12
Other long-term liabilities	50	57
Total finance lease liabilities	$63	$69

The weighted average remaining lease terms as of June 30, 2020 for operating and financing leases were 6.0 years and 4.2 years, respectively. The weighted average discount rates for operating and finance leases as of June 30, 2020 were 8.3% and 8.0%, respectively.

As of June 30, 2020, maturities of lease liabilities were as follows:

	Operating	Financing
Year Ending December 31,	Leases	Leases
2020 (excluding the six months ended June 30, 2020)	$319	$9
2021	606	18
2022	547	18
2023	546	18
2024	233	11
2025	205	—
Thereafter	630	—
Total lease payments	3,086	74
Less imputed interest	680	11
Total	$2,406	$63

7. Debt

Convertible Notes

2019 Notes, 2023 Notes and 2023 Series B Notes

On December 16, 2014, the Company issued $125.0 million aggregate principal amount of Convertible 3.75% Senior Notes, due 2019 (the “2019 Notes”). On December 22, 2014, the Company announced the closing of the initial purchasers’ exercise in full of their option to purchase an additional $18.75 million aggregate principal amount of 2019 Notes. The 2019 Notes bore interest at a fixed rate of 3.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, began on June 15, 2015, and matured on December 15, 2019, unless earlier repurchased, redeemed or converted. The 2019 Notes were convertible into shares of the Company’s common stock, cash or a combination thereof. On May 20, 2015, the Company received shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon possible conversion of the 2019 Notes.

On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes. The agreements gave the holders the right to exchange, in aggregate, $75.1 million of the 2019 Notes for $75.1 million of new Convertible 4.75% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. At the option of the holders, the 2023 Notes are convertible into shares of the Company’s common stock, cash or a combination thereof. The initial conversion rate was $44.50 per share, subject to certain adjustments, related to either the Company's stock price volatility, or the Company's declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders will be entitled to receive additional shares of common stock under a make-whole provision in some circumstances that could reduce the per share conversion rate to as low as $35.60 per share. The Company incurred debt issuance costs of $1.6 million upon issuance of the 2023 Notes.

In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, the Company allocated the principal amount of the 2023 Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the 2023 Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 2023 Notes over the carrying amount of the liability component was recorded as a debt discount of $19.0 million and is being amortized to interest expense using the effective interest method through the maturity date. The Company allocated the total amount of debt issuance costs incurred to the liability and equity components using the same proportions as the proceeds from the 2023 Notes. The debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Notes and are being amortized to interest expense using the effective interest method through the maturity date. Transaction costs attributable to the equity component were netted with the equity component of the 2023 Notes in additional paid-in capital. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs, was 11.90%.

The exchange of $75.1 million of the 2019 Notes for the 2023 Notes was considered a debt extinguishment under ASC 470-50. The 2019 Notes were accounted for under cash conversion guidance ASC 470-20, which required the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the aforementioned guidance, the Company allocated a portion of the $75.1 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $2.5 million extinguishment loss in the Condensed Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying amount of the liability component (which is already net of any unamortized debt issuance costs). In addition, the Company recorded a $7.6 million reduction of Additional Paid in Capital in connection with the extinguishment of $75.1 million of the 2019 Notes.

In December 2018 the Company used $52.8 million of proceeds from the Senior Credit Facilities (see below) to repurchase a portion of the 2019 Notes also used $0.3 million of proceeds to pay for transaction costs. The repurchase of the 2019 Notes was considered a debt extinguishment under ASC 470-50. The 2019 Notes were accounted for under cash conversion guidance ASC 470-20, which required the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $52.8 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $1.7 million extinguishment loss in the Condensed Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which is already net of any unamortized debt issuance costs). In addition, the Company recorded a $2.9 million reduction of Additional Paid in Capital in connection with the extinguishment of the 2019 Notes.

In the beginning of 2019, the Company used a total of $2.7 million of proceeds from the Senior Credit Facilities to repurchase a portion of the remaining 2019 Notes. The repurchase of the 2019 Notes was considered a debt extinguishment under ASC 470-50. The 2019 Notes were accounted for under cash conversion guidance ASC 470-20, which required the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $2.7 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $0.2 million extinguishment loss in the Condensed Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which was already net of any unamortized debt issuance costs). The reduction of Additional Paid in Capital in connection with this extinguishment was immaterial. The Company settled the remaining 2019 Notes of $13.0 million in principal upon its maturity in December 2019.

2023 Series B Notes

On October 31, 2019, the Company closed its offering of the 2023 Series B Notes in the aggregate principal amount of $34.4 million (“2023 Series B Notes” and together with the 2023 Notes, the “Notes”). The 2023 Series B Notes will mature in May 2023 and are convertible at the option of the holder at any time prior to its maturity. The initial conversion price was $7.20 per share, subject to adjustment under certain circumstances. The 2023 Series B Notes and any shares of common stock issuable upon conversion of the 2023 Series B Notes (the “Conversion Shares”) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other jurisdiction’s securities laws, and the 2023 Notes and the Conversion Shares may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdictions’ securities laws. The Company does not intend to file a registration statement for the resale of the 2023 Series B Notes or any Conversion Shares.

As part of the offering, the Company entered into agreements with certain holders of its existing 2023 Notes to exchange $9.0 million of the 2023 Notes for $5.1 million of the 2023 Series B Notes. The gross cash proceeds of approximately $29.3 million from the financing were used to extinguish the Company’s existing 2019 Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. The net proceeds from the financing were $26.9 million after deducting a total of $2.3 million of the initial purchasers’ discounts and professional fees associated with the transaction. The 2023 Series B Notes bear interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also has an option, and has agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. As of June 30, 2020, the Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series B Notes by $1.4 million.

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

In accordance with ASC 815-15, Derivatives and hedging, Embedded Derivatives, the embedded conversion option should be bifurcated and separately accounted for as a derivative instrument, because the Company did not have enough authorized shares available to share-settle the conversion option. Such derivative instruments was initially and subsequently measured at fair value, with changes in fair value recognized in earnings (Note 7). The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million above accounted for in the TDR, which was subsequently remeasured to $2.8 million as of March 31, 2020, with $4.0 million recognized as a gain on change in fair value of the derivative in the Company's Condensed Consolidated Statement of Operations mainly due to a share price decline during the first quarter of 2020. On May 28, 2020, the Company effectuated a one-for-ten Reverse Stock Split on its outstanding shares of common stock (Note 2), which allows the Company to have sufficient authorized shares to share-settle the embedded convertible option. The derivative liability had a fair value of $6.3 million as of the reverse stock split date, with a $3.5 million mark-to-market loss recognized on the Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2020. Also on the reverse stock split date, the $6.3 million of the fair value of the derivative liability was reclassed to the stockholder's equity without further subsequent remeasurement required.

The $0.9 million of allocated issuance costs associated with the bifurcated conversion features embedded in the notes was recognized as a loss on debt restructuring in the Company’s statement of operations for the year ended December 31, 2019. In accordance with ASC 470-20, the initial carrying amount of the liability component of the 2023 Series B Notes, excluding the $5.1 million portion above is accounted for as a TDR, upon issuance is the residual amount between total proceeds from the transaction and the derivative liability net of allocated issuance costs. The $1.4 million debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Series B Notes and are being amortized to interest expense using the effective interest method through the maturity date. The discount from the par amount of the 2023 Series B Notes will be accreted to par utilizing the effective-interest rate method over the term of the Notes from the issuance date through May 2023. The effective interest rate of the 2023 Series B Notes, inclusive of the debt discount and issuance costs is 27.4%.

Senior Credit Facilities

On December 13, 2018, the Company entered into: (i) a First Lien Revolving Credit Agreement, by and among the Company, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “First Lien Agent”) (as amended on October 31, 2019, the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among us, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Agent”) (as amended on February 8, 2019, June 29, 2019 and October 31, 2019, the “Second Lien Credit Agreement” and, together with the First Credit Agreement, the “Senior Credit Facilities”). The Senior Credit Facilities consist of a first lien asset based revolving credit facility of up to $25.0 million ("Revolver") and an aggregate of $80.0 million in original principal amount of second lien term loans consisting of a $50.0 million initial term loan and a $30.0 million delayed draw term loan A (collectively, the “Term Loans”). The Senior Credit Facilities also included a $15.0 million delayed draw term loan B commitment, which remained undrawn and expired on October 31, 2019. As of June 30, 2020, $25.0 million was drawn under the Revolver and $95.7 million of Term Loans were outstanding. The Revolver was fully drawn in 2019. The Company extended commitments related to undrawn amounts of the Delayed Draw Term Loan A from June 30, 2019 to December 13, 2019, pursuant to an amendment the Company entered with the Second Lien Agent on July 18, 2019. The extended Delayed Draw Term Loan A was subsequently drawn down by the Company in December 2019. Drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Term Loans mature on the earliest to occur of June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Revolver matures on the earliest to occur of the June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Company’s ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of the Company’s assets. All of the Company’s debt is subordinated to the Senior Credit Facilities. The liens securing the Term Loans are subordinate to the liens securing the Revolver. The Senior Credit Facilities had customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA which were superseded by the amendments noted below. The financial covenants consisted of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

The Revolver bore interest at a fluctuating rate of interest equal to one, two, three or six-month LIBOR plus a margin of 3.75% or a rate based on the prime rate plus a margin of 2.75%. The Term Loans bore interest at a fluctuating rate of interest equal to one, two, three or six-month LIBOR plus a margin of 8.75% or a rate based on the prime rate plus a margin of 7.75%. Interest on the Senior Credit Facilities was payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its First Lien Credit Agreement to) pay interest on the Term Loans in kind until the earlier to occur of the date upon which Company has provided financial statements demonstrating twelve-months of revenue of at least $125.0 million and (ii) December 28, 2020.

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

In connection with the Revolver, the Company incurred a debt discount of $0.5 million and debt issuance costs of $0.3 million. The debt discount is due to annual fees and lender fees paid on the initial drawdown of $15.0 million. The debt issuance costs and debt discount are recorded as an asset on the Consolidated Balance Sheet and are amortized to interest expense using the straight-line method through the estimated Revolver maturity date. The annual fees related to the Revolver and the Initial Term Loan are amortized to interest expense using the straight-line method over the annual period they relate to. In connection with the Initial Term Loan and Delayed Draw Term Loan A, the Company incurred a debt discount of $1.8 million and debt issuance issue costs of $0.8 million. The debt discount is due to lender fees paid on the Initial Term Loan of $50.0 million and drawdown of Delayed Draw Term Loan A of $20.0 million. The debt issuance costs and debt discount costs are amortized to interest expense using the effective interest rate method through the estimated maturity date. In addition, the Company incurred $0.5 million of debt issuance costs related to the commitment fees paid to the lenders for the undrawn amounts of the Delayed Draw Term Loans. These debt issuance costs were recorded as an asset on the balance sheet and amortized on a straight-line basis over the access period of the Delayed Draw Term Loans through June 30, 2019.

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A. In January 2019, the Company drew down $5.0 million and subsequently the remaining $5.0 million under the Revolver were drawn down by the Company in April 2019. On September 18, 2019, pursuant to terms of the First Lien Credit Agreement, the Company borrowed an advance in the aggregate principal amount of $2.5 million (the “Protective Advance”). The Protective Advance is secured Obligations under the First Lien Credit Agreement and bears interest at the rate applicable to the Revolver. The Protective Advance was subsequently repaid in November 2019 along with a repayment fee of $0.1 million. The Company drew down the remaining $10.0 million under its borrowing capacity of Delayed Draw Term Loan A before its expiry in December of 2019. The $15.0 million Delayed Draw Term Loan B expired upon the issuance of the 2023 Series B Notes, prior to the Company drawing down any monies.

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $4.8 million and $15.7 million for the three months and since inception through the period ended June 30, 2020, respectively.

On April 6, 2020 (the “Amendment Closing Date”), the Company entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans, effective as of December 31, 2019. The amendments collectively among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. The additions and changes to financial covenants set forth in both Amendments are: (i) a new minimum net revenue covenant is added that is tested on the last day of each fiscal quarter from March 31, 2020 until the quarter ending December 31, 2020, (ii) resets a minimum consolidated adjusted EBITDA covenant that is tested on the last day of each fiscal quarter ending during the period from March 31, 2021 to maturity, (iii) eliminates a total net leverage covenant and (iv) adds a minimum liquidity covenant tested at all times during the term of the Senior Credit Facilities.

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

The Company was in compliance with its financial covenants as of June 30, 2020. If the Company fails to comply with its trailing twelve months revenue covenant, an event of default under the Credit Agreement would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions) may be accelerated. As such, the Company recorded a $5.6 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities (Note 8).

After the modification, the effective interest rates, inclusive of the debt discounts and issuance costs for the Initial Term Loan and Delayed Draw Term Loan A were between 16.6% and 17.7% and for the various borrowing tranches of the Revolver, were between 9.6% and 10.9%.

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of June 30, 2020, all 538,995 Warrants remain outstanding (Note 8).

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

On July 20, 2020, the Company entered into (i) a Consent and Amendment No. 3 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), and (ii) a Consent and Amendment No. 5 to Second Lien Credit Agreement (the “Second Lien Amendment”). The First Lien Amendment amends the First Lien Credit Agreement to, among other things, (i) permit the issuance of the New 2023 Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants and (iv) modify certain financial covenants. The Second Lien Amendment amends the Second Lien Credit Agreement to, among other things, (i) permit the issuance of the New 2023 Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants, (iv) modify certain financial covenants and (v) extend the time period in which the Company may elect to pay interest in kind.

In connection with the transactions contemplated by the Second Lien Amendment, on July 20, 2020, the Company issued to the lenders party to the Second Lien Credit Agreement certain Warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for up to, in the aggregate, 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants are immediately exercisable upon issuance and will remain exercisable, in whole or in part, for a period of five years from the original issuance date. The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction.

At June 30, 2020 and December 31, 2019, the net carrying value of the debt and the remaining unamortized debt discounts and debt issuance costs were as follows:

	June 30, 2020	December 31, 2019
Face amount of the 2023 Notes (due May 2023)	$66,090	$66,090
Face amount of the Revolver Credit Facility (due December 2022)	25,000	25,000
Face amount of the 2023 Series B Notes (due May 2023)	35,789	34,405
Face amount of the 2023 Loan (due February 2023)	95,665	88,464
Total carrying value, current	222,544	213,959
Less unamortized discounts and debt issuance costs	(26,736)	(27,589)
Total net carrying value, current	$195,808	$186,370

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

The Company has not entered into hedging activities to date. The Company's derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities was remeasured from a $5.3 million at March 31, 2020 to $5.6 million at June 30, 2020 and recognized a $0.3 million loss in change in the fair value of the derivative liability line on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020.

The Company's derivative liability at March 31, 2020 included the embedded convertible option of its 2023 Series B Notes issued on October 31, 2019. The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million accounted for in the TDR, which was subsequently remeasured to $2.8 million as of March 31, 2020, with a $4.0 million recognized as a gain on the change in fair value of the derivative in the Company's statement of operations mainly due to a share price decline during the first quarter of 2020 (Note 7). On May 28, 2020, the Company effectuated a one-for-ten Reverse Stock Split on its outstanding shares of common stock (Note 2), which allows the Company to have sufficient authorized shares to share-settle the embedded convertible option. The derivative liability had a fair value of $6.3 million as of the reverse stock split date, with a $3.5 million mark-to-market loss recognized on the Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2020. On the reverse stock split date, the $6.3 million of the fair value of the derivative liability was reclassed to stockholder's equity without subsequent remeasurement required.

The terms and assumptions used in connection with the valuation of the convertible option of the 2023 Series B Notes were as follows:

	12/31/2019	3/31/2020	5/28/2020
Issuance date	10/31/2019	10/31/2019	10/31/2019
Maturity date	5/1/2023	5/1/2023	5/1/2023
Term (years)	3.33	3.08	2.92
Principal	$34,405	$34,405	$34,405
Seniority	Senior unsecured	Senior unsecured	Senior unsecured
Conversion price	$7.20	$7.20	$7.20

Stock price	$4.30	$2.80	$4.03
Risk free rate	1.6%	0.3%	0.2%

Volatility	47.3%	55.0%	62.5%

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. As of June 30, 2020, all 538,995 Warrants remain outstanding (Note 7).

The terms and assumptions used to determine the fair value of the Warrants were as follows:

Measurement Date	4/6/2020	5/28/2020
Stock Price	$2.70	$4.03
Expected Life in Years	5.00	4.86
Annualized Volatility	77.6%	79.0%
Discount Rate- Bond Equivalent Yield	0.4%	0.3%

The following table presented the Company’s derivative liabilities that were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2019 and June 30, 2020, respectively.

	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
Derivative liability related to Series B Convertible Notes	—	—	$6,776	$6,776	—	$—	$—	$—
Derivative liabilities related to the Senior Credit Facilities	—	—	—	—	—	—	5,571	5,571
Derivative liabilities related to Warrants	—	—	$—	$—	—	$—	$—	$—
Derivative liabilities as of June 30, 2020	—	—	$6,776	$6,776	—	$—	$5,571	$5,571

The following table set forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2020, and June 30, 2020, respectively. Any unrealized gains or losses on the derivative liabilities were recorded as non-operating income or expense in the Company’s statement of operations.

Descriptions	Balance as of 12/31/2019	(Gain) or loss recognized in earnings from Change in Fair Value	Balance as of 3/31/2020	Initial Measurement	Loss recognized in earnings from Change in Fair Value	Reclassification to stockholder's equity	Balance as of 6/30/2020
Fair value of convertible feature of Series B Convertible Notes	$6,776	$(3,995)	$2,781	$—	$3,513	$(6,294)	$—
Fair value of the derivative liabilities related to the Senior Credit Facilities	—	5,253	5,253	—	318	—	5,571
Derivative liabilities related to Warrants	—	—	—	1,406	760	(2,166)	—
Changes in the fair value of derivative liabilities for the quarter ended June 30, 2020	$6,776	$1,258	$8,034	$1,406	$4,591	$(8,460)	$5,571

9. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill on a reporting unit basis on October 1 of each year, whenever events occur or changes in circumstances indicate the carrying value of goodwill may not be recoverable. There have been no events or changes in circumstances that would indicate the carrying value of goodwill may not be recoverable through June 30, 2020.

Changes in goodwill during the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows:

Goodwill
Goodwill balance at December 31, 2018	$470
Foreign currency translation	21
Goodwill balance at December 31, 2019	$491
Foreign currency translation	(22)
Goodwill balance at June 30, 2020	$469

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$33,167	$(10,056)	$23,111	10.3
Product acquisition costs	9,372	—	9,372	N/A - Indefinite lived
In process research and development ("IPR&D")	297	—	297	N/A- See description below
Customer relationships	3,563	(1,677)	1,886	5.4
Total	$46,399	$(11,733)	$34,666

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$39,943	$(10,885)	$29,058	10.8
Product acquisition costs	13,103	—	13,103	N/A - Indefinite lived
In-process research and development ("IPR&D")	327	—	327	N/A - Indefinite lived
Customer relationships	3,658	(1,501)	2,157	5.9
Total	$57,031	$(12,386)	$44,645

Changes in intangibles during the three and six months ended June 30, 2020 were as follows (in thousands):

	Trademarks and Technology	Product Acquisition costs	IPR&D	Customer Relationships
Balance at December 31, 2019	$29,058	$13,103	$327	$2,157
Amortization	(652)	—	—	(89)
IPR&D placed in service
Loss on impairment	(4,861)	(3,512)	—	—
Foreign currency translation	(238)	(366)	(72)	(156)
Balance at March 31, 2020	$23,307	$9,225	$255	$1,912
Amortization	(540)	—	—	(87)
IPR&D placed in service	—	—	—	—
Loss on impairment	—	—	—	—
Foreign currency translation	344	147	42	61
Balance at June 30, 2020	$23,111	$9,372	$297	$1,886

Under the provisions of ASC 360-10-55, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recorded impairment charges of $8.4 million in the first quarter of 2020 related to trademarks and technology of $4.9 million and product acquisition costs of $3.5 million. The Company presented the $8.4 million in the impairment charges line on its Condensed Consolidated Statements of Operations for the three months ended March 31, 2020, accordingly. There were no changes to the assumptions made at the first quarter of this year that would suggest further impairment. The Company did not have impairment triggers during the second quarter of 2020 related to the long-lived assets.

The useful lives of the Company’s intangibles are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks and Technology	15 years
Customer Relationships	10 years

IPR&D and Product Acquisition costs will be amortized over their estimated useful lives once products are commercialized.

10. Stock-Based Compensation

Stock Options

The Company recognized $0.2 million and $0.2 million of compensation expense related to stock options during the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $0.5 million during the six months ended June 30, 2020 and 2019, respectively.

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). On May 21, 2018, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2016 Plan that increased the number of shares of Common Stock available for grant under such plan to 4,000,000 shares by adding 2,000,000 shares of Common Stock (the "Amended 2016 Plan"). The 4,000,000 shares of Common Stock available for issuance pursuant to the Amended 2016 Plan was reduced to 400,000 shares when the one-for-ten Reverse Stock Split effectuated on May 28, 2020. On July 15, 2020, the Board of Directors adopted and the Company’s stockholders approved an amendment of its existing 2016 Equity Incentive Plan (the "July 2020 Amendment"). The July 2020 Amendment increases the number of shares available to be granted under the 2016 Plan from 400,000 shares to 4,400,000 shares, plus any shares of its common stock that are represented by awards granted under its 1999 Director Plan and 2009 Equity Incentive Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year.

As of June 30, 2020, there were 1,362 RSUs outstanding, 18,561 shares of common stock outstanding and 356,429 stock options under the 2016 Plan. As of December 31, 2019, there were 6,268 RSUs outstanding, 13,655 shares of common stock outstanding and 283,559 stock options outstanding under the 2016 Plan. As of June 30, 2020, and December 31, 2019, there were a total of 298,923 and 233,416 options available under the Plan, respectively.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of June 30, 2020, and therefore no additional stock compensation expense was recognized related to the amendments.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Six Months Ended June 30,
Assumptions	2020	2019
Expected dividends	—	—
Risk-free rate	0.33%-1.60%	1.68% - 2.47%
Expected volatility	78.56% - 83.07%	64.3% - 74.5%
Expected term (in years)	3.2 - 3.3 years	3.2 - 3.3 years

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

A summary of option activity under the 1999 Director Stock Option Plan, 2009 Equity Incentive Plan, and the 2016 Equity Incentive Plan as of June 30, 2020 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2020	516,820	$33.40
Issued	306,287	4.10
Exercised	—	—
Forfeited	(18,260)	15.60
Expired	(203,534)	30.28
Outstanding as of June 30, 2020	601,313	$20.07

Exercisable as of June 30, 2020	214,952	$44.23

The following tables summarize information regarding options outstanding and exercisable at June 30, 2020:

Outstanding:

	Stock Options	Weighted Average	Weighted Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.00 - $7.80	319,669	$4.22	9.60
$7.81 - $15.0	71,357	10.32	6.61
$15.1 - $55.0	122,294	24.03	7.45
$55.1 - $106.7	87,993	80.07	5.55
Total	601,313	$20.07	8.22

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.00 - $7.80	455	$6.28
$7.81 - $15.0	55,991	10.68
$15.1 - $55.0	71,343	26.92
$55.1 - $106.7	87,163	80.16
Total	214,952	$4.06

As of June 30, 2020, the intrinsic value of the options outstanding was none. As of June 30, 2020, there was $1.0 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through April 2023.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $10.3 thousand and $84.5 thousand of compensation expense during the three months ended June 30, 2020 and 2019, respectively and $75.7 thousand and $152.5 thousand of compensation expense during the six months ended June 30, 2020 and 2019, respectively, related to restricted stock and RSU awards. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At June 30, 2020, the Company had approximately $25.7 thousand of total unrecognized compensation cost related to RSUs, all of which will be recognized through March 2021. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the six months ended June 30, 2020.

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2020	6,268	$40.69
Changes during the period:
Shares granted	—	—
Shares vested	(4,906)	43.58
Shares forfeited	—	—
Non-vested balance at June 30, 2020	1,362	$30.25

11. Income Taxes

The Company's income tax expense was $(21.0) thousand and $73.0 thousand for the three months ended June 30, 2020 and 2019, with effective tax rates of 0.15% and (1.86)%, respectively. The Company’s income tax expense was $31.0 thousand and $81.0 thousand for the six months ended June 30, 2020 and 2019, with effective tax rates of (0.08)% and (0.64)%, respectively.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The Company is currently studying its options under the CARES Act. Tax implications of the CARES Act include expansion of the business interest expense deduction from 30% to 50% for the years 2019 and 2020 and the suspension of the 80% limitation on usage of Net Operating Losses incurred in the years 2018 through 2020.

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

12. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

As of June 30, 2020 and December 31, 2019, the largest components of accrued expenses were:

	June 30, 2020	December 31, 2019
Payroll	$2,573	$1,789
Interest expense	1,716	1,539
Medicaid and Medicare rebates	1,286	987
Professional fees	993	1,881
Rebates	543	774
Wholesaler fees	481	747
Inventory and Supplies	428	250
Clinical studies	334	334
Royalties	217	377
Capital expenditures	56	23
Other	698	584
	$9,325	$9,285

13. Legal and U.S. Regulatory Proceedings

To date, thirteen putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo New York Inc., regarding the pricing of generic pharmaceuticals, including econazole nitrate. The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased, paid and/or reimbursed patients for the purchase of generic pharmaceuticals from as early as July 1, 2009 until the time the defendants’ allegedly unlawful conduct ceased or will cease. The class plaintiffs seek treble damages for alleged overcharges during the alleged period of conspiracy, and certain of the class plaintiffs also seek injunctive relief against the defendants. The actions have been consolidated by the Judicial Panel on Multidistrict Litigation to the U.S. District Court, Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter. On October 16, 2018 the court dismissed the class plaintiffs’ claims against the Company with leave to replead. On December 21, 2018 the class plaintiffs filed amended complaints, which the Company moved to dismiss on February 21, 2019. This motion remains pending. On December 19, 2019 certain class plaintiffs filed a further complaint that included additional claims against the Company based on the Company’s sales of fluocinolone acetonide.

“Opt-out” antitrust lawsuits have additionally been filed against the Company by various plaintiffs, including Humana Inc.; The Kroger Co. et al.; United HealthCare Services, Inc.; Molina Healthcare, Inc.; MSP Recovery Claims, Series LLC; Health Care Service Corp.; Harris County, Texas; and Rite Aid Corporation. These complaints have been consolidated into the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter in the U.S. District Court, Eastern District of Pennsylvania by the Judicial Panel on Multidistrict Litigation. Each of the opt-out complaints names up to forty-seven defendants (including the Company) and involves allegations regarding the pricing of econazole along with up to 180 other drug products, most of which were not manufactured or sold by the Company during the period at issue. The opt-out plaintiffs seek treble damages for alleged overcharges for the drug products identified in the complaint during the alleged period of conspiracy, and some also seek injunctive relief. A motion to dismiss the Humana Inc. and The Kroger Co., et al. opt-out complaints was filed on February 21, 2019.

A complaint has also been filed by state Attorneys General based on pricing of topical drugs, and naming the Company as a defendant with respect to econazole nitrate. The Attorney General plaintiffs seek treble damages for alleged overcharges during the alleged period of conspiracy. This action has been consolidated by the Judicial Panel on Multidistrict Litigation to the U.S. District Court, Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter.

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

On December 13, 2018, Valdepharm SA filed a lawsuit in the U.S. District Court, District of New Jersey in the U.S. District Court, District of New Jersey alleging that the Company breached contracts regarding two drug products that the Company had sought to have Valdepharm manufacture. On February 12, 2019 the Company answered the complaint and counterclaimed, alleging that Valdepharm breached the contracts by failing to perform its work in compliance with FDA regulations and current Good Manufacturing Practices. Each party seeks damages associated with the alleged breach and related claims. On April 23, 2020 the court largely denied Valdepharm’s motion to dismiss Teligent’s counterclaims. Following two court sanctioned mediations, in the interest of avoiding the costs and uncertainty of further protracted litigation, we have agreed to a structured settlement with Valdepharm pursuant to which we will pay them approximately $0.3 million over a defined period of time in exchange for a dismissal of the action with prejudice and the exchange of mutual releases.

On April 15, 2019 a federal class action was filed the Oklahoma Police Pension Fund and Retirement System against the Company and certain individual defendants in the U.S. District Court, Southern District of New York. The lawsuit was brought on behalf of persons or entities who purchased or otherwise acquired publicly-traded Teligent, Inc. securities from March 7, 2017 through November 6, 2017. The complaint alleges that defendants made false or misleading statements regarding the Company’s business, operational, and compliance policies in violation of U.S. securities laws. The plaintiff seeks to recover compensable damages. On June 17, 2020, the court, deeming pre-motion letters as a motion to dismiss, granted in part and denied in part the Company’s motion to dismiss. Due to the early stage of these cases, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes these cases are without merit and it intends to vigorously defend against these claims.

On June 3, 2020, a putative class action lawsuit was filed in the Federal Court of Canada against the Company and its Canadian subsidiary, Teligent Canada, along with over fifty other pharmaceutical defendant companies. The Canadian lawsuit alleges that the generic drug manufacturer defendants conspired to allocate the Canadian market and customers, fix prices and maintain the supply of generic drugs in Canada to artificially maintain market share and higher generic drug prices in violation of Canada’s Competition Act. In terms of the Company and Teligent Canada, without limiting the general allegation of a general conspiracy over the generic drug market, the lawsuit specifically asserts allegations in relation to econzaole dating back to September 2013 and continuing to the present. The representative individual plaintiff seeks to represent a class comprised of all persons and entities in Canada who, from January 1, 2012 to the present, purchased generic drugs in the private sector (i.e. purchases made by individuals out-of-pocket and by individuals and businesses through private drug plans). The plaintiff is alleging aggregate damages of CDN$2.75 billion for harm caused to class members being charged increased prices as a result of the alleged conspiracy. The Canadian lawsuit is at a very early stage and the Company is unable to form a judgment at this time as to whether an unfavorable outcome is probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes this lawsuit is without merit and it intends to vigorously defend against the claim.

On June 18, 2020, the State of New Mexico filed a lawsuit in the 1st Judicial District Court, County of Santa Fe, State of New Mexico against various brand drug manufacturers (GlaxoSmithKline LLC, Pfizer Inc., Boehringer Ingelheim Pharmaceuticals, Inc., Sanofi-Aventis U.S., Inc., and Sanofi US Services Inc.), generic drug manufacturers (Perrigo Research & Development Company, Lannett Company, Inc., Novitium Pharma LLC, Aurobindo Pharma USA, Inc., Amneal Pharmaceuticals, LLC, Glenmark Pharmaceuticals Inc. USA, Appco Pharma LLC, ANI Pharmaceuticals, Inc., Sandoz Inc., Apotex Corp., Dr. Reddy’s Laboratories, Inc., Strides Pharma, Inc., and Teligent, Inc.) and stores (CVS Health Corporation, CVS Pharmacy, Inc., The Korger Co., Smith’s Food & Drug Centers, Inc., Fred Meyer, Inc., Target Corporation, Walgreens Boots Alliance, Inc., Walgreens Co., Walmart Inc., and Costco Wholesale Corp.) that manufactured, designed, distributed, supplied, marketed, promoted, advertised, and/or sold ranitidine and/or Zantac® to New Mexico residents. The lawsuit alleges that these products contain unsafe levels on N-Nitrosodimethylamine (NDMA), a known carcinogen. It further alleges that Defendants withheld the known dangers of the products from the U.S. Food and Drug Administration (“FDA”) and knew or should have known of various studies demonstrating that Zantac®/ranitidine products contained and/or produced levels of NDMA well above FDA’s daily acceptable limit of 90ng. New Mexico contends that the manufacture, marketing, and sale of Zantac®/ranitidine created a public nuisance and also violated New Mexico’s Unfair Practices Act and False Advertising Act. The Defendants are split into three categories: Brand Manufacturer Defendants; Generic Manufacturer Defendants, including the Company; and Store Brand Defendants. As to the Company specifically, New Mexico states that the Company maintains an active pharmacy wholesaler license in New Mexico and manufactures injectable prescription Zantac which is sold into New Mexico through its aforementioned license. It asserts that the Company created a public nuisance and was also negligent in its sale of this product (only the Brand Manufacturer Defendants are alleged to have violated New Mexico’s Unfair Practices Act and False Advertising Act). A public nuisance in New Mexico consists of knowingly creating, performing or maintaining anything affecting any number of citizens without lawful authority which is injurious to public health, safety, morals or welfare. As to the public nuisance claim, New Mexico seeks unspecified funding for a statewide medical monitoring program. As to the negligence claim, New Mexico seeks unspecified monetary damages. Due to the early stage of this case, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss, if any. The Company believes this case to be without merit and it intends to vigorously defend against these claims.

On July 15, 2020, a derivative complaint was filed by George Gonzalez, purportedly a shareholder of the Company, against certain past and current officers and directors of the Company in the U.S. District Court, Southern District of New York, naming the Company as nominal Defendant. The lawsuit asserts a breach of fiduciary duty claim against the board members and a contribution claim against a former officer for allegedly participating in the alleged misstatements underlying the securities litigation discussed above.

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

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we currently market thirty-eight generic topical pharmaceutical products and four branded injectable pharmaceutical products. We have received FDA approvals for thirty-six topical generic products from our internally developed pipeline and we have seventeen Abbreviated New Drug Applications, ("ANDAs") submitted to the FDA that are awaiting approval. In Canada, we sell thirty-six generic and branded generic injectable products and medical devices. In addition, we have 45 product candidates at various stages of our development pipeline. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia.

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

For the three months ended June 30, 2020, one customer accounted for 27% of the Company’s revenue. For the three months ended June 30, 2019, two of the Company’s customers accounted for 53% of the Company’s revenue, consisting of 22% and 31%, respectively. For the six months ended, 2020, two of the Company’s customers accounted for 30% of the Company’s revenue, consisting of 19% and 11%, respectively. For the six months ended, 2019, two of the Company’s customers accounted for 50% of the Company’s revenue, consisting of 25% each respectively. Accounts receivable related to the Company’s major customers comprised 45% of all accounts receivable as of June 30, 2020 and 64% as of June 30, 2019, respectively. The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended June 30, 2020, approximately 31% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 47% of total contract manufacturing revenue for the three months ended June 30, 2019. For the six months ended June 30, 2020, approximately 34% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 62% of total contract manufacturing revenue for the six months ended June 30, 2019. None of our contract manufacturing services customers represented greater than 10% of total revenue for the three and six months ended June 30, 2020 and 2019, respectively.

COVID-19 Pandemic Update

The current financial results and anticipated future results of the Company have been negatively impacted due to COVID-19.

The Company performed an impairment analysis for the quarter ended March 31, 2020, by comparing the expected future cash flows of the assets to the carrying value of the related intangible assets. As a result, the Company recorded an impairment charge of $8.4 million, related to trademarks and technology of $4.9 million and product acquisition costs of $3.5 million. There were no changes to the assumptions made at the first quarter of this year that would suggest further impairment. The Company did not have impairment triggers during the second quarter of 2020 related to the long-lived assets.

The Company initiated a company-wide cost reduction initiative targeted at eliminating discretionary spending and ensuring that remaining expenditures are reduced in line with the lower demand for its products in light of COVID-19 impact to the business. Effective on May 4, 2020, the Company's Executive Leadership Team and all employees with annual salaries exceeding $100,000 accepted a 20% and 15% eight-week reduction in pay, respectively. Over the same eight-week period, the Company furloughed a portion of employees at its Buena, NJ manufacturing facility.

In May 2020, the Company modified one of its office lease agreements and obtained a deferral of 2 months rental payments amid the Pandemic. According to FASB Staff Q&A on Topic 842 and 841, because the amount of the total consideration paid under the modified lease agreement is substantially the same as the original agreement, except the deferral of the lease payments which only affect the timing of the payments, the Company accounted for the concession as if no changes to the lease contract were made and continues to recognize expenses during the deferral period.

On May 15, 2020, the Company received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program (the 'Government Grant Advance") and has been utilizing the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven. The Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments until the date of forgiveness or 24 weeks from the date when the fund was received by the Company. According to ASC 450-30, Gain Contingencies, the Company recorded the $3.4 million of proceeds in the Government Grant Advance line on its Condensed Consolidated Balance

Sheet as of June 30, 2020. The Company will record the related earnings impact on its Condensed Consolidated Statement of Operations in the period when the associated conditions attached to the Advance are reasonably assured to be met.

In order to preserve cash and align manufacturing-related resources with downward adjustments made to our production schedule, we initiated a reduction in force at our Buena, NJ manufacturing facility effective June 19, 2020. In connection with the reduction, the Company terminated 53 employees and furloughed another 15 employees.The Company’s employee base after these actions and a company-wide effort to reduce recruitment is down 31% from the start of the year. The Company provided terminated employees with a severance package and will continue to provide health insurance coverage to its furloughed employees. The associated one-time employee severance costs totaled $0.3 million and are reflected in primarily cost of revenues and the product development and research expenses in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020.

The Company markets a portfolio of FDA-approved medicines, including several generic alternatives in the United States. These products include both injectable and topical prescription medicines. From late March to the end of April 2020, several data sources suggested that patient visits to the dermatologist in the United States were down more than 50% in comparison to the typical number of dermatologist visits realized prior to shelter-in-place guidelines. As a consequence of COVID-19, dermatology visits are still down vs. pre-pandemic levels. But, as shelter-in-place guidelines across the country were relaxed, several data sources reflected an increase in dermatology visits and thus patient demand for topical pharmaceutical products. Although estimates vary, beginning in late May and into early June, there have been positive signs that the market for dermatology pharmaceutical products is rebounding driven by increased 90-day prescription refills approved by the Pharmacy Benefit Managers and the emergence of stronger telehealth networks. In fact, since mid-June data sources have shown the category return to 80% of pre-pandemic levels. Teligent sales have mostly mirrored these increases, although percentages vary by product. The Company remains cautiously optimistic given the consequences of COVID-19 in some locations have proven to change rapidly. Due to the level of uncertainty and potential consequences of less stringent guidelines, it is still extremely challenging to predict the pace of the anticipated ramp and whether or not there might be a second wave of decline.

Product and Pipeline Approvals

There were no significant approvals announced in 2020 to date.

On April 4, 2019, we announced approval of an ANDA for Fluocinonide Cream USP, 0.1%. This was our fourth approval of 2019, and our thirty-sixth approval from its internally developed pipeline of topical generic pharmaceutical medicines. We expect to launch this product in the second half of 2021.

Results of Operations

Three months ended June 30, 2020 compared to June 30, 2019

We had a net loss of $14.3 million, or $2.56 per share, for the three months ended June 30, 2020 (the "Current Period"), compared to a net loss of $4.0 million, or $0.74 per share, for the three months ended June 30, 2019 (the "Prior Period"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales.

Revenues:

	Three Months Ended June 30,		Increase/(Decrease)
Components of Revenue:	2020	2019	$	%
Product sales, net	$13,335	$18,256	$(4,921)	(27)%
Research and development services and other income	251	85	166	195%
Total Revenues	$13,586	$18,341	$(4,755)	(26)%

Total revenues decreased by 26% to $13.6 million in the Current Period from the $18.3 million recorded in the Prior Period. The $4.8 million decrease in comparison to the Prior Period was driven primarily by a net reduction of $3.9 million in our US Sales due to lost contract volume and incremental price erosion and a $0.9 million decrease in Canadian revenues due to supply constraints.

Research and development services and other revenues will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Three Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
Cost of revenues	$11,084	$9,800	$1,284	13%
Selling, general and administrative expenses	4,989	5,187	(198)	(4)%
Product development and research expenses	1,880	2,668	(788)	(30)%
Totals costs and expenditures	17,953	17,655	298	2%

Cost of revenues increased by 13% to $11.1 million in the Current Period in comparison to the $9.8 million reported in the Prior Period. Gross margin decreased to 18% in the Current Period from 47% in the Prior Period. The deteriorated gross profit in the Current Period in comparison to the Prior Period was attributable to a build in inventory reserves and lower contract volume and price erosion continued from the first quarter of this year.

Selling, general and administrative expenses in the Current Period decreased by $0.2 million to $5.0 million as compared to a $5.2 million in the Prior Period. The decrease was primarily due to i) a $0.2 million decline in professional and legal fees, ii) a $0.1 million decline in amortization expenses due to an impairment charge incurred in the first quarter of this year plus a $0.1 million of contribution expense in 2019 vs. none in 2020, and partially offset by iii) an increase of $0.3 million in personnel costs.

Product development and research expenses decreased by $0.8 million to $1.9 million as compared to the $2.7 million reported in the Prior Period. The decrease in product development and research expenses was due primarily to (i) a $0.6 million decline in personnel costs, (ii) a $0.2 million decline in outside testing, iii) a $0.2 million decline in GDUFA fees and associated Abbreviated New Drug Applications filings, iv) a $0.1 million decline in occupancy and business insurances, partially offset by v) a $0.2 million increase in clinical studies, and (vi) a $0.2 million increase in exhibit and pilot batch costs.

Other (Expense) Income, net:

	Three Months Ended June 30,		(Increase)/Decrease
	2020	2019	$	%
Interest and other expense, net	$(7,520)	$(5,155)	$(2,365)	(46)%
Foreign currency exchange gain	2,124	553	1,572	284%
Change in the fair value of derivative liabilities	(4,591)	—	(4,591)	(100)%
	$(9,987)	$(4,602)	$(5,385)	(117)%

The net increase in interest and other expense in the Current Period is due primarily to an increase in interest expense of $2.4 million related to the increase in total debt and a higher cost of capital.

Foreign exchange gain of $2.1 million in the Current Period was mainly related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The change in the fair value of derivatives of $4.6 million was related to a $3.5 million loss on the 2023 Series B Notes, a $0.3 million loss on the Senior Credit Facilities, and a $0.8 million loss on the Warrants in the Current Period ( Note 8).

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Three Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
Net loss attributable to common stockholders	$(14,332)	$(3,989)	$10,343	259%
Basic and diluted loss per share	$(2.56)	$(0.74)	$1.82	(246)%

Net loss for the Current Period was $14.3 million as compared to a net loss of $4.0 million of the Prior Period. The decline was primarily due to a decrease in revenues of $4.8 million, an increase in interest expense of $2.4 million, the derivative liability increases of $4.6 million, a $0.3 million increase in cost and expenses, partially offset by a $1.6 million increase on foreign currency exchange gain, as discussed above.

Six months ended June 30, 2020 compared to June 30, 2019

We had a net loss of $41.2 million, or $7.50 per share, for the six months ended June 30, 2020 (the "Current Year"), compared to a net loss of $12.7 million, or $2.36 per share, for the six months ended June 30, 2019 (the "Prior Year"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales.

Revenues:

	Six months ended June 30,		Increase/(Decrease)
Components of Revenue:	2020	2019	$	%
Product sales, net	$20,671	$31,293	$(10,622)	(34)%
Research and development services and other income	362	170	192	113%
Total Revenues	$21,033	$31,463	$(10,430)	(33)%

Total revenues decreased by 33% to $21.0 million of the Current Year from the $31.5 million reported in the Prior Year. The decrease of $10.4 million was driven primarily by a net reduction of $8.0 million in US sales due to lost contract volume and incremental price erosion and a decrease of $2.4 million in Canadian revenues due to supply constraints.

Research and development services and other revenues will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Six months ended June 30,		Increase/(Decrease)
	2020	2019	$	%
Cost of revenues	$19,694	$17,160	$2,534	15%
Selling, general and administrative expenses	11,706	10,700	1,006	9%
Impairment charges	8,373	—	8,373	100%
Product development and research expenses	3,680	5,657	(1,977)	(35)%
Totals costs and expenditures	$43,453	$33,517	$9,936	30%

Cost of revenues increased by 15% to $19.7 million of the Current Year from a $17.2 million of the Prior Year. Gross margin decreased to 6% in the Current Year from 45% of the Prior Year. The decrease was attributable to an inventory reserve build of $1.9 million and decreased volume lowering fixed cost absorption and product mix changes continued from the first quarter of this year.

Selling, general and administrative expenses in the Current Period increased by $1.0 million to $11.7 million as compared to $10.7 million reported in the Prior Period. The increase was primarily due to a $1.1 million increase in personnel costs and partially offset by a $0.2 million decline in professional and legal fees.

An intangible assets impairment charge was recorded in the Current Year of $8.4 million related to trademark and technology of $4.9 million and product acquisition costs of $3.5 million. There were no impairment charges in the Prior Year.

Product development and research expenses decreased by $2.0 million to $3.7 million as compared to $5.7 million reported in the Prior Year. The decrease in product development and research expenses was primarily due to (i) a $0.9 million decline in personnel cost, ii) a $0.7 million decline in outside testing and lab supplies, (iii) a $0.1 million decline in clinical studies, and (iv) a $0.3 million decline in GDUFA fees and associated Abbreviated New Drug Applications filings.

Other (Expense) Income, net:

	Six months ended June 30,		(Increase)/Decrease
	2020	2019	$	%
Interest and other expense, net	$(13,396)	$(10,102)	$(3,294)	33%
Foreign currency exchange gain/(loss)	528	(291)	819	(281)%
Change in the fair value of derivative liabilities	(5,849)	—	(5,849)	100%
Debt partial extinguishment of 2019 Notes	—	(185)	185	(100)%
	$(18,717)	$(10,578)	$(8,139)	77%

Interest and other expense, net increased in the Current Period primarily resulted from an increase in interest expense of $3.3 million related to our current debt structure.

Foreign exchange gain of $0.5 million in the Current Year was related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The change in the fair value of derivatives of $5.8 million included a $5.6 million loss on the derivative liability pertaining to the our Senior Credit Facility, a $0.8 million loss on the Warrants, and partially offset by a $0.5 million gain on the 2023 Series B Notes in the Current Year (Note 8).

Debt partial extinguishment of the 2019 Notes was zero in the Current Year compared to $0.2 million in the Prior Year.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Six months ended June 30,		Increase/(Decrease)
	2020	2019	$	%
Net loss attributable to common stockholders	$(41,168)	$(12,713)	$28,455	224%
Basic and diluted loss per share	$(7.50)	$(2.36)	$5.13	217%

Net loss for the Current Year was $41.2 million as compared to a net loss of $12.7 million reported in the Prior Year. The decline was due primarily to a decrease in revenues of $10.4 million, an increase in cost and expenses of $9.9 million, an increase in interest expense of $3.3 million, the derivative liability increase of $5.8 million, and a $0.8 million increase of foreign exchange gain, as stated above.

Liquidity and Capital Resources

The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, we had an accumulated deficit of $162.6 million, total principal amount of outstanding borrowings of $195.8 million, and limited capital resources to fund ongoing operations at June 30, 2020. These capital resources were comprised of cash and equivalents of $6.5 million at June 30, 2020 and the generation of cash inflows from working capital. The Company’s available capital resources may not be sufficient for it to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. In the event these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all. Moreover, if the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan or cease its operations.

Our liquidity needs have typically arisen from the funding of our new manufacturing facility, product manufacturing costs, research and development programs and the launch of new products. In the past, we have met these cash requirements through cash inflows from operations, working capital management, and proceeds from borrowings discussed in Note 7. Although the construction of our new manufacturing facility was substantially completed in October of 2018, additional investment was made in order to prepare the facility and our employees for a prior approval inspection from the FDA for our injectable line. In addition, we expect to continue to incur significant expenditures for the development of new products in our pipeline, and the manufacturing, sales and marketing of our existing product. While we rely heavily on cash flows from operating activities and borrowings from outside sources to execute our operational strategy, meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or will be available to the Company to the extent required and on acceptable terms.

The $9.7 million decrease in our cash during the six months ended June 30, 2020 was mainly to support our operational activities, which included a $9.1 million build in inventory to help avoid failure-to-supply fees and normal timing differences in working capital balances. In addition, we had an accumulated deficit of $162.6 million as of June 30, 2020, inclusive of a $41.2 million net loss in this year.

In the beginning of 2019, the Company used a total of $2.7 million of proceeds from the Senior Credit Facilities to repurchase a portion of the remaining 2019 Notes. The repurchase of the 2019 Notes was considered a debt extinguishment under ASC 470-50. The 2019 Notes were accounted for under cash conversion guidance ASC 470-20, which required the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $2.7 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $0.2 million extinguishment loss in the Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which is already net of any unamortized debt issuance costs). The reduction of Additional Paid in Capital in connection with this extinguishment was immaterial. The Company settled the remaining 2019 Notes of $13.0 million in principal upon its maturity in December 2019.

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A. In January 2019, the Company drew $5.0 million and subsequently the remaining $5.0 million under the Revolver were drawn down by the Company in April 2019. On September 18, 2019, pursuant to the Protective Advance clause in the Company’s First Lien Credit Agreement with Ares Capital, the Company borrowed an incremental $2.5 million from its existing revolving credit facility. Consistent with the terms of the revolving credit facility, Protective Advances are secured by the Administrative Agent’s liens, constitute Obligations pursuant to the First Lien Credit Agreement, and bear interest at the rate applicable to the outstanding revolving credit facility balances, however, the Protective Advance is repayable on demand. The liability was subsequently paid off in November 2019 along with repayment fee of $0.1 million. The Company drew down the remaining $10 million under its borrowing capacity of Delayed Draw Term Loan A before its expiry in December of 2019. The $15 million Delayed Draw Term Loan B expired upon the issuance of the Series B Notes, prior to the Company drawing down any monies.

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $4.8 million and $15.7 million for the three months and since inception through the period ended June 30, 2020, respectively.

On April 6, 2020 (the “Amendment Closing Date”), the Company entered (i) Amendment No. 2 of the Revolver (the "Amendment 2") and Amendment No. 4 of the Term Loans (the "Amendment 4"), effective as of December 31, 2019. The amendments collectively among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. The additions and changes to financial covenants set forth in both Amendments are: (i) a new minimum net revenue covenant is added that is tested on the last day of each fiscal quarter from March 31, 2020 until the quarter ending December 31, 2020, (ii) resets a minimum consolidated adjusted EBITDA covenant that is tested on the last day of each fiscal quarter ending during the period from March 31, 2021 to maturity, (iii) eliminates a total net leverage covenant and (iv) adds a minimum liquidity covenant tested at all times during the term of the Senior Credit Facilities.

Effective on April 6, 2020, the Revolver bears interest, amended pursuant to Amendment No. 2, at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.5% or a rate based on the prime rate plus a margin of 4.5%, with a LIBOR floor of 1.5%. Effective on April 6, 2020, the Term Loans bear interest, amended pursuant to Amendment No. 4, at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13.0% or a rate based on the prime rate plus a margin of 12.0%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind.

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

After the modification, the effective interest rates, inclusive of the debt discounts and issuance costs for the Initial Term Loan and Delayed Draw Term Loan A were between 16.6% and 17.7% and for the various borrowing tranches of the Revolver, were between 9.6% and 10.9%.

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value till the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of June 30, 2020, all 538,995 Warrants remain outstanding (Note 8).

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

On October 31, 2019, the Company closed its offering of the 2023 Series B Notes in the aggregate principal amount of $34.4 million (“2023 Series B Notes” and together with the 2023 Notes, the “Notes”). The 2023 Series B Notes will mature in May 2023 and are convertible at the option of the holder at any time prior to its maturity. The initial conversion price was $7.20 per share, subject to adjustment under certain circumstances. The 2023 Series B Notes and any shares of common stock issuable upon conversion of the 2023 Series B Notes (the “Conversion Shares”) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other jurisdiction’s securities laws, and the 2023 Notes and the Conversion Shares may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdictions’ securities laws. The Company does not intend to file a registration statement for the resale of the 2023 Series B Notes or any Conversion Shares.

As part of the offering, the Company entered into agreements with certain holders of its existing 2023 Notes to exchange $9.0 million of the 2023 Notes for $5.1 million of the 2023 Series B Notes. The gross cash proceeds of approximately $29.3 million from the financing were used to extinguish the Company’s existing 2019 Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. The net proceeds from the financing were $26.9 million after deducting a total of $2.3 million of the initial purchasers’ discounts and professional fees associated with the transaction. The 2023 Series B Notes bear interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also has an option, and has agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. As of June 30, 2020, the Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series B Notes by $1.4 million as of June 30, 2020. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs is 27.4%.

The Company was in compliance with its financial covenants as of June 30, 2020. On July 20, 2020, the Company entered into (i) a Consent and Amendment No. 3 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), and (ii) a Consent and Amendment No. 5 to Second Lien Credit Agreement (the “Second Lien Amendment”). The First Lien Amendment amends the First Lien Credit Agreement to, among other things, (i) permit the issuance of the New 2023 Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants and (iv) modify certain financial covenants. The Second Lien Amendment amends the Second Lien Credit Agreement to, among other things, (i) permit the issuance of the New 2023 Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants, (iv) modify certain financial covenants and (v) extend the time period in which the Company may elect to pay interest in kind. On July 20, 2020, the Company closed its Series C Senior Convertible Notes offering in the aggregate principal amount of $13.8 million. Interest on the New 2023 Notes initially accrues at the rate of 9.5%, is payable in kind by issuing additional principal amount of New 2023 Notes, and will be payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The New 2023 Notes mature in March 2023. After taking into account an original issue discount and other transaction fees (including fees payable to the purchasers in the form of additional New 2023 Notes), the Company received approximately $10.0 million of net cash proceeds, which will be used to fund general corporate and working capital purposes. If the Company fails to comply with its covenants, an event of default under the Credit Agreements would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions) may be accelerated. The derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities at June 30, 2020 was $5.6 million (Note 8).

On May 15, 2020, the Company received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program ( the 'Government Grant Advance") and has been utilizing the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven. The Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments until the date of forgiveness or 24 weeks from the date when the fund was received by the Company. According to ASC 450-30, Gain Contingencies, the Company recorded the $3.4 million of proceeds in the Government Grant Advance line on its Condensed Consolidated Balance Sheet as of June 30, 2020. The Company will record the related earnings impact on its Condensed Consolidated Statement of Operations in the period when the associated conditions attached to the Advance are reasonably assured to be met.

In June 2019, the Company received a de-listing notice from the NASDAQ due to its share price being below $1.00 for 30 consecutive trading days. The notice specified that the Company's share price must trade above $1.00 per share for ten consecutive trading days prior to December 2, 2019 in order to prevent its common stock from being de-listed. For the 180 days preceding December 2, 2019 the Company's share price remained below $1.00. The Company requested a second 180-day extension. NASDAQ denied its request and the Company chose to file for an appeal. The Company was granted a hearing date for the end of January 2020. Subsequent to the appeal hearing, NASDAQ set a deadline of April 17, 2020 for the Company to regain compliance with NASDAQ’s continuing listing requirements. In early March 2020 the COVID-19 global pandemic triggered a significant decline in global capital markets, including NASDAQ. In light of this significant decline, the Company requested NASDAQ to reconsider the April 17, 2020 deadline. NASDAQ agreed to the Company’s request and set a new deadline to regain compliance by June 1, 2020. In response to the COVID-19 pandemic and related extraordinary market conditions, NASDAQ provided additional temporary relief ("Relief") from the continued listing bid price and market value of publicly held shares listing requirements through August 17, 2020. Under the Relief, the company will have additional time to regain compliance with the NASDAQ through August 17, 2020. In January 2020, the Company’s Board of Directors and shareholders approved a reverse stock split in the range of any whole number between five (5) and ten (10) to one (1). While the Company believes that the reverse stock split will ultimately increase its share price above $1.00 for the required ten consecutive trading days, it can provide no assurances that its shares will trade above $1.00 per share for the required time period. A de-listing from the NASDAQ would be a “Fundamental Change” under the Company’s 2023 Series A and Series B Unsecured Convertible Notes which triggers a right by the holders to require the Company repurchase the Convertible Notes. In such an event, the Company would need to seek financing to repurchase the Convertible Notes and there is no guarantee that such financing would be available or on terms acceptable to the Company. If noteholders demanded a repurchase of the notes and the Company could not finance the repurchase, it would be in default under the Indentures governing the Convertible Notes, and in that event the lenders of the Ares Credit agreements would have the right, but not the obligation, to declare all of the outstanding balance under those agreements due and payable as well. Therefore, in the event of the Company’s shares are de-listed from the NASDAQ, the Company would likely have to seek some combination of waivers from its lenders and noteholders and seek new capital through the sale of equity or debt securities. If the Company is unable to obtain such waivers or raise new capital to meet these obligations if they become due, it may have to seek other strategic alternatives, including ceasing operations. On May 28, 2020, the Company effectuated a one-for-ten reverse stock split (Note 2). On June 18, 2020, the Company received a written notice from the NASDAQ that it has regained compliance with the Bid Price Requirement. While the Company believes it will comply with the NASDAQ listing requirements, it can provide no assurances that it will be able to remain in compliance.

On July 28, 2020, the Company received a notice (the “Notice”) from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5450(b)(3)(C) relating to the minimum Market Value of Publicly Held Shares (the “MVPHS Rule”). The notice stated that the Company failed to maintain a minimum market value of publicly held shares of $15.0 million for the 30 consecutive days preceding the date of the notice. The notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has a compliance period for the MVPHS Rule of 180 calendar days, or until January 25, 2021, in which to regain compliance. To regain compliance the Company’s minimum market value of publicly held shares must equal $15.0 million or more for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it has achieved compliance with the Rule. If the Company does not regain compliance by January 25, 2021, then Nasdaq will notify the Company that the Company’s common stock will be delisted from the Nasdaq Global Market, unless the Company requests a hearing before a Nasdaq Hearings Panel. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The negative financial conditions described above raise substantial doubt about our ability to continue as a going concern as of June 30, 2020.

Our cash flows from operating, investing and financing activities, as reflected in the condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended June 30,
	2020	2019
Net cash provided by (used in)
Operating Activities	$(11,143)	$(10,288)
Investing Activities	$(2,369)	$(5,101)
Financing Activities	$3,371	$7,199

Operating Activities

Our operating activities used $11.1 million and $10.3 million of cash and cash equivalents in the six months ended June 30, 2020 and 2019, respectively, mainly to support our operational activities, which included a $9.1 million build in inventory to help avoid failure-to-supply fees and normal timing differences in working capital balances.

Investing Activities

Our investing activities used $2.4 million of cash and equivalents during the six months ended June 30, 2020, compared to $5.1 million used during the same period last year, which was used for the continued facility expansion in Buena, NJ.

Financing Activities

On May 15, 2020, we received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program and has been utilizing the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven (Note 1). During the six months ended June 30, 2019, our financing activities provided $7.2 million of cash and cash equivalents, which included $10.0 million of proceeds from the Revolver.

Our capital resources were comprised of cash and cash equivalents of $5.9 million and $15.5 million as of June 30, 2020 and December 31, 2019 respectively. We had working capital of $30.2 million and $45.0 million at June 30, 2020 and December 31, 2019, respectively.

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

On November 12, 2018, the Company secured a credit agreement for $120.0 million. The facility includes three tranches of funding, an asset based revolving credit facility of $25.0 million due November 2022 (“Revolver”), a term loan of $80.0 million due February 2023 (“2023 Term Loan”), and a delayed draw term loan of $15.0 million also due in February 2023 (“2023 Delayed Draw Term Loan”). The interest rate under the Revolver was calculated, at the option of the Company, at either the one, two, three or six-month LIBOR plus 3.75% or the base rate plus 2.75%. The interest rate on the 2023 Term Loan and the

2023 Delayed Draw Term Loan bore interest, at the option of the Company, at either the one, two, three or six-month LIBOR plus 8.75% or the base rate plus 7.75%, with a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, build inventory, and prepare for the FDA prior approval inspection.

On April 6, 2020 (the “Amendment Closing Date”), the Company entered (i) Amendment No. 2 of the Revolver (the "Amendment 2") and Amendment No. 4 of the Term Loans (the "Amendment 4"), effective as of December 31, 2019. The amendments collectively among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. The additions and changes to financial covenants set forth in both Amendments are: (i) a new minimum net revenue covenant is added that is tested on the last day of each fiscal quarter from March 31, 2020 until the quarter ending December 31, 2020, (ii) resets a minimum consolidated adjusted EBITDA covenant that is tested on the last day of each fiscal quarter ending during the period from March 31, 2021 to maturity, (iii) eliminates a total net leverage covenant and (iv) adds a minimum liquidity covenant tested at all times during the term of the Senior Credit Facilities.

Effective on April 6, 2020, the Revolver bears interest, amended pursuant to Amendment No. 2, at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.5% or a rate based on the prime rate plus a margin of 4.5%, with a LIBOR floor of 1.5%. Effective on April 6, 2020, the Term Loans bear interest, amended pursuant to Amendment No. 4, at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13.0% or a rate based on the prime rate plus a margin of 12.0%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $4.8 million and $15.7 million for the three months and since inception through the period ended June 30, 2020, respectively.

On October 31, 2019, the Company closed its offering of the 2023 Series B Notes in the aggregate principal amount of $34.4 million (“2023 Series B Notes” and together with the 2023 Notes, the “Notes”). The 2023 Series B Notes will mature in May 2023 and are convertible at the option of the holder at any time prior to its maturity. The initial conversion price was $7.2 per share, subject to adjustment under certain circumstances. consider to remove the previous disclosure. The 2023 Series B Notes and any shares of common stock issuable upon conversion of the 2023 Series B Notes (the “Conversion Shares”) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other jurisdiction’s securities laws, and the 2023 Notes and the Conversion Shares may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdictions’ securities laws. The Company does not intend to file a registration statement for the resale of the 2023 Series B Notes or any Conversion Shares.

As part of the offering, the Company entered into agreements with certain holders of its existing 2023 Notes to exchange $9.0 million of the 2023 Notes for $5.1 million of the 2023 Series B Notes. The gross cash proceeds of approximately $29.3 million from the financing were used to extinguish the Company’s existing 2019 Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. The net proceeds from the financing were $26.9 million after deducting a total of $2.3 million of the initial purchasers’ discounts and professional fees associated with the transaction. The 2023 Series B Notes bear interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also has an option, and has agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series B Notes by $1.4 million as of June 30, 2020.

On May 15, 2020, the Company received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program ( the 'Government Grant Advance") and has been utilizing the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven. The Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments until the date of forgiveness or 24 weeks from the date when the fund was received by the Company. According to ASC 450-30, Gain Contingencies, the

Company recorded the $3.4 million of proceeds in the Government Grant Advance line on its Condensed Consolidated Balance Sheet as of June 30, 2020. The Company will record the related earnings impact on its Condensed Consolidated Statement of Operations in the period when the associated conditions attached to the Advance are reasonably assured to be met.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, our principal debt obligations consisted of our 2023 Notes, our 2023 Series B Notes, our Senior Credit Facilities, and our Government Grant Advance.

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

On October 31, 2019, we completed the sale of $29.3 million aggregate principal amount of our 2023 Series B Notes for cash and we issued an additional $5.1 million aggregate principal amount of the 2023 Series B Notes in exchange for an aggregate principal amount of $9.0 million of the 2023 Notes. Interest on the outstanding principal of the 2023 Series B Notes accrues at either (x) a fixed rate of 7% if the Company elects to pay interest in cash or (y) 8% if the Company elects to pay interest in kind. In any case, interest is due and payable (either in cash or in kind, as elected by the Company) semi-annually every May 1 and November 1 (commencing on May 1, 2020) until the 2023 Series B Notes mature on May 1, 2023. Holders of the 2023 Series B Notes are entitled to convert principal and accrued, unpaid interest on the 2023 Series B Notes into, at the Company’s election, cash, shares of Common Stock, or a combination thereof, at an initial conversion price per share of Common Stock equal to $7.2, subject to adjustment under certain circumstances. The Company has covenanted to its lenders under the Senior Credit Facilities to not elect to pay interest in cash for so long as it has the option to do so. As the interest rate under 2023 Series B Notes is fixed, we have no market risk related thereto.

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

On May 15, 2020, we received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program (the "Government Grant Advance") and has been utilizing the fund to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the advance will be forgiven. The Government Grant Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments until the date of forgiveness or 24 weeks from the date when we received the fund. As the interest rate under the Advance is fixed, we have no market risk related thereto.

As of June 30, 2020, the fair value of the Company's 2023 Series A Notes was $26.3 million compared to its carrying value of $54.7 million and the fair value of the Company's 2023 Series B Notes was $24.7 million compared to its carrying value of $24.4 million.

As of June 30, 2020, based on level 3 inputs, the fair value of the Company's derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities was $5.6 million (Note 8).

For a description of the fair value hierarchy and the Company's fair value methodologies, see Note 2 "Summary of Significant Accounting Policies."

As of June 30, 2020, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily. Accordingly, these overnight investments are subject to market risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended June 30, 2020, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2019 were still present as of June 30, 2020 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: August 20, 2020	By:	/s/ Timothy B. Sawyer
Timothy B. Sawyer
President and Chief Executive Officer

Date: August 20, 2020	By:	/s/ Damian Finio
Damian Finio
Principal Financial & Accounting Officer