Form 10-Q
period 2020-09-30
Teligent, Inc.
filed 2020-12-31
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the issuer's common stock was 21,754,223 shares as of December 24, 2020.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION
ITEM 1.    Financial Statements
TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,698	$15,508
Restricted cash	206	206
Accounts receivable, net of allowance for doubtful accounts of $2,422 and $2,208, as of September 30, 2020 and December 31, 2019, respectively	16,394	20,374
Inventories	26,917	23,031
Assets held for sale	133	—
Other prepaid expenses and receivables	976	2,525
Total current assets	54,324	61,644
Property, plant and equipment, net	96,305	96,349
Intangible assets, net	35,329	44,645
Goodwill	479	491
Other assets	3,816	3,776
Total assets	$190,254	$206,905
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,794	$6,875
Accrued expenses	9,236	9,285
Government Grant Advance	3,378	—
Capital lease obligation, current	477	446
Total current liabilities	21,885	16,606
Series A Senior Convertible Notes, net of debt discount and debt issuance costs (face of $0 and $66,090 as of September 30, 2020 and December 31, 2019, respectively)	—	53,093
Series B Senior Convertible Notes, net of debt discount and debt issuance costs (face of $0 and $34,405 as of September 30, 2020 and December 31, 2019, respectively)	—	21,824
Series C Senior Secured Convertible Notes, net of debt discount and debt issuance costs (face of $50,323 and 0 as of September 30, 2020 and December 31, 2019, respectively)	30,992	—
Series D Senior Convertible Notes, net of debt discount and debt issuance costs (face of $26,396 and $0 as of September 30, 2020 and December 31, 2019, respectively)	47,419	—
Revolver, net of debt issuance costs (face of $25,000 and $25,000 as of September 30, 2020 and December 31, 2019, respectively)	25,000	25,000
2023 Term Loans, net of debt issuance costs (face of $99,209 and $88,464 as of September 30, 2020 and December 31, 2019, respectively )	95,407	86,452
Derivative liabilities	6,726	6,776
Deferred tax liability	274	205
Other long term liabilities	2,641	2,256
Total liabilities	230,344	212,212
Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized; 6,391,569 and 5,385,043 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	66	56
Additional paid-in capital	126,282	118,469
Accumulated deficit	(163,152)	(121,474)
Accumulated other comprehensive loss	(3,286)	(2,358)
Total stockholders’ deficit	(40,090)	(5,307)
Total liabilities and stockholders' deficit	$190,254	$206,905
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue, net	$14,339	$18,466	$35,372	$49,929

Costs and expenses:
Cost of revenues	14,225	11,186	33,919	28,346
Selling, general and administrative expenses	6,543	5,007	18,249	15,707
Impairment charges	—	—	8,373	—
Product development and research expenses	2,370	2,064	6,050	7,721
Total costs and expenses	23,138	18,257	66,591	51,774
Operating income/(loss)	(8,799)	209	(31,219)	(1,845)

Other Expense:
Foreign currency exchange gain/(loss)	1,856	(2,167)	2,384	(2,458)
Debt partial extinguishment of 2019 Notes	—	—	—	(185)
Interest and other expense, net	(8,056)	(5,160)	(21,452)	(15,262)
Gain on debt restructuring	10,882	—	10,882	—
Inducement loss	(701)	—	(701)	—
Change in the fair value of derivative liabilities	4,326	—	(1,523)	—
Loss before income tax expense/(benefit)	(492)	(7,118)	(41,629)	(19,750)

Income tax expense/(benefit)	18	(5)	49	76

Net loss attributable to common shareholders	$(510)	$(7,113)	$(41,678)	$(19,826)

Basic and diluted loss per share	$(0.08)	$(1.32)	$(7.32)	$(3.68)

Weighted average shares of common stock outstanding:
Basic and diluted shares	6,082,517	5,385,041	5,690,164	5,383,531

 The accompanying notes are an integral part of the condensed consolidated financial statements

.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(510)	$(7,113)	$(41,678)	$(19,826)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(496)	36	(928)	331
Other comprehensive income/(loss), net of tax	(496)	36	(928)	331

Comprehensive loss	$(1,006)	$(7,077)	$(42,606)	$(19,495)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, except share information)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares (*)	Amount (*)	Capital (*)	Deficit	Loss	Deficit
Balance, December 31, 2019 (audited)	5,385,043	$56	$118,469	$(121,474)	$(2,358)	$(5,307)
Stock based compensation expense	—	—	807	—	—	807
Issuance of stock for vested restricted stock units	4,906	—	—	—	—	—
Reclassification of derivative liabilities to equity	—	—	8,460	—	—	8,460
Warrant issuance	—	—	329	—	—	329
APIC related to Series C Convertible Notes	—	—	(2,528)	—	—	(2,528)
Fair value of conversion feature on Convertible 2023 Series D Notes	1,000,000	10	745	—	—	755
Cumulative translation adjustment	—	—	—	—	(928)	(928)
Net loss	—	—	—	(41,678)	—	(41,678)
Share rounding as a result of the reverse stock split	1,620	—	—	—	—	—
Balance, September 30, 2020 (unaudited)	6,391,569	$66	$126,282	$(163,152)	$(3,286)	$(40,090)

(*) Adjusted to reflect the 1-for-10 reverse stock split effectuated at 12:01 a.m. Eastern Time on May 28, 2020.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(41,678)	$(19,826)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets and leases	2,933	2,700
Provision for bad debt	214	(97)
Provision for write down of inventory	5,074	(295)
Stock based compensation	795	896
Amortization of debt costs and debt discount	6,254	4,657
Amortization of intangible assets	2,032	2,260
Non cash lease expense	320	308
Deferred income taxes	70	—
Foreign currency exchange (gain)/loss	(2,384)	2,458
Partial extinguishment of Convertible 3.75% Senior Notes	—	185
Write down of fixed assets	398	—
Loss on impairment of intangible assets	8,373	—
Non cash interest expense	12,985	6,359
Gain on debt restructuring	(10,882)	—
Inducement loss	701	—
Change in the fair value of derivative liabilities	1,523	—
Changes in operating assets and liabilities:
Accounts receivable	3,764	(4,018)
Inventories	(8,906)	(5,970)
Prepaid expenses, other current receivables, and assets	1,581	1,666
Accounts payable and accrued expenses	1,540	2,747
Operating liabilities	(314)	(265)
Deferred income	—	(2,426)
Net cash used in operating activities	(15,607)	(8,661)
Cash flows from investing activities:
Capital expenditures	(3,164)	(6,082)
Net cash used in investing activities	(3,164)	(6,082)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—
Proceeds from Revolver	—	12,500
Proceeds from 2023 Series C Senior Notes	12,000	—
Debt issuance costs	(2,776)	(269)
Repurchase of 3.75% senior notes	—	(2,686)
Government grant advance	3,378	—
Principal paid on lease obligation	(10)	(9)
Net cash provided by financing activities	12,592	9,536
Effect of exchange rate on cash and cash equivalents	369	(481)
Net decrease in cash, cash equivalents and restricted cash	(5,810)	(5,207)
Cash, cash equivalents and restricted cash at beginning of period	16,182	13,069
Cash, cash equivalents and restricted cash at end of period	$10,372	$7,381
Supplemental Cash flow information:
Cash payments for interest	$2,795	$3,211
Cash payments for income taxes	64	68
Non-cash operating, investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	220	938
Capitalized stock compensation in capital expenditures	12	23
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on its Form 10-K ('Original Form 10-K") for the year ended December 31, 2019, as updated by other reports we may file from time to time with the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2019, has been derived from those audited consolidated financial statements. The Company filed an Amendment No. 1 Form 10-K/A to its Original Form 10-K solely to include the information required by Items 10 through 14 of Part III. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

The Company's year to date results and anticipated future results have been negatively impacted due to COVID-19. Under the provisions of ASC 360-10-55, the Company continues to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company performs the analysis by comparing the expected future cash flows of the assets to the carrying value of the related long-lived assets. The Company recorded impairment charges of $8.4 million in the first quarter of 2020 related to trademarks and technology of $4.9 million and product acquisition costs of $3.5 million (Note 10). There were no changes to the assumptions made at the first quarter of this year that would suggest further impairment. The Company did not have impairment triggers related to the long-lived assets after the first quarter of this year.

The Company's financial performance has been adversely impacted by the unprecedented COVID-19 pandemic. In the first quarter of 2020, the Company initiated a company-wide cost reduction initiative targeted at eliminating discretionary spending and ensuring that remaining expenditures are reduced in line with the lower demand for its products in light of COVID-19 impact to the business. Effective on May 4, 2020, the Company's Executive Leadership Team and all employees with annual salaries exceeding $100,000 accepted a 20% and 15% eight-week reduction in pay, respectively. Over the same eight-week period, the Company furloughed a portion of employees at its Buena, NJ manufacturing facility. Effective on June 19, 2020, the Company initiated a reduction-in-force, terminating 53 employees and furloughing an additional 15 employees thus reducing the employee base at its Buena, NJ facility. Terminated employees were offered a severance package and the Company will pay both the employee and employer portion of health benefits for the employees that were furloughed. At September 30, 2020, the Company’s employee base after these actions and a company-wide effort to reduce recruitment is down 31% from the start of the year. The associated one-time employee severance costs totaled $0.3 million and are reflected primarily in cost of revenues and the product development and research expenses in the Company’s Condensed Consolidated Statement of Operations in the nine months ended September 30, 2020.

On May 15, 2020, the Company received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program (the "Government Grant Advance") and has been utilizing the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven. The Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments until the date of forgiveness or 24 weeks from the date when the fund was received by the Company. According to ASC 450-30, Gain Contingencies, the Company recorded the $3.4 million of proceeds in the Government Grant Advance line on its Condensed Consolidated Balance Sheet as of September 30, 2020. The Company will record the related earnings impact on its Condensed Consolidated Statement of Operations in the period when the associated conditions attached to the Advance are reasonably assured to be met.

In May 2020, the Company modified one of its office lease agreements and obtained a deferral of 2 months rental payments amid the Pandemic at the company's choice on a later date. According to FASB Staff Q&A on Topic 842 and 841, because the amount of the total consideration paid under the modified lease agreement is substantially the same as the original agreement, except the deferral of the lease payments which only affect the timing of the payments, the Company accounted for the concession as if no changes to the lease contract were made and continues to recognize expenses during the deferral period.

In addition, the Company decided to shift its research and development operation being performed in its Tallinn, Estonia office to its US manufacturing site at Buena, New Jersey and subsequently to wind-down its Estonia operation. In September of 2020, the Company entered into a letter of intent with its former Chief Executive Officer, a related party of the Company, to sell certain of Estonia's assets, primarily lab machinery, equipment and office furniture for a sales price of $125 thousand in cash. The transaction was closed on October 23, 2020 (Note 6).

The Company markets a portfolio of FDA-approved medicines, including several generic alternatives in the United States. These products include both injectable and topical prescription medicines. From late March to the end of April 2020, several data sources suggested that patient visits to the dermatologist in the United States were down more than 50% in comparison to the typical number of dermatologist visits realized prior to shelter-in-place guidelines. As a consequence of COVID-19, dermatology visits are still down versus pre-pandemic levels. But, as shelter-in-place guidelines across the country were relaxed, several data sources reflected an increase in dermatology visits and thus patient demand for topical pharmaceutical products. Although estimates vary, beginning in late May and into early June, there have been positive signs that the market for dermatology pharmaceutical products is rebounding driven by increased 90-day prescription refills approved by the Pharmacy Benefit Managers and the emergence of stronger telehealth networks. In fact, since mid-June data sources have shown the category return to 80% of pre-pandemic levels. Teligent sales have mostly mirrored these increases, although percentages vary by product. The Company remains cautiously optimistic given the consequences of COVID-19 in some locations have proven to change rapidly. Due to the level of uncertainty and potential consequences of less stringent guidelines, it is still extremely challenging to predict the pace of the anticipated increase and whether or not there might be a second wave of decline.

Going Concern

ASU 205-40 – Presentation of Financial Statements – Going Concern requires management to evaluate an entity’s ability to continue as a going concern within one year after the date the financial statements are available for issuance. Specifically, management is required to evaluate whether the presence of negative conditions or events, when considered individually and in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern. Substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are available for issuance. Management has identified the following negative conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2020 and as of December 31, 2020, the date these financial statements are available for issuance.

•The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, the Company had an accumulated deficit of $163.2 million, total principal amount of outstanding borrowings of $198.8 million, and limited capital resources to fund ongoing operations at September 30, 2020. These capital resources were comprised of cash and equivalents of $10.4 million at September 30, 2020 and the generation of cash inflows from working capital. The Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure including, but not limited to, making significant changes to its operating plan, pursuing a merger or other transaction involving a change of control, or restructuring its outstanding debt via out of court or in-court methods, including the pursuit of a plan of reorganization which would be filed under Chapter 11 of the U.S. Bankruptcy Code and/or ceasing its operations. The Company cannot provide assurances that additional capital will be available when needed or that any strategic alternatives or restructuring pursued will be on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•As disclosed in Note 8, on July 20, 2020, the Company entered into (i) a Consent and Amendment No. 3 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), and (ii) a Consent and Amendment No. 5 to Second Lien Credit Agreement (the “Second Lien Amendment”). The First Lien Amendment amends the First Lien Credit Agreement to, among other things, (i) permit the issuance of the 2023 Series C Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants and (iv) modify certain financial covenants. The Second Lien Amendment amends the Second Lien Credit Agreement to, among other things, (i) permit the issuance of the 2023 Series C Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants, (iv) modify certain financial covenants and (v) extend the time period in which the Company may elect to pay interest in kind. These amendments superseded the financial covenants included in the original and amended agreements as disclosed in Note 8. The Company reversed the event of default liability of $5.6 million in the third quarter of 2020 based on amendment 3 of the first lien and amendment 5 of the second lien which terminates the previous revenue covenant under the Senior Credit Facilities. The current covenants under the Senior Credit Facility includes a minimum liquidity test of $3 million at all times along with quarterly financial covenants of a minimum net revenue test and a quarterly minimum EBITDA test starting in Q2 2021. In the event that the Company is unable to comply with its covenants, or obtain a waiver from its lenders, the lender shall have the right, but not the obligation, to permanently reduce the commitment in whole or in part or to declare all or any portion of the outstanding balance due and payable. Furthermore, in the event that outstanding balances under the Ares Credit agreements are declared due and payable by the lender, the holders of the 2023 Series C Secured Convertible Notes and 2023 Series D Convertible Notes shall have the right, but not the obligation, to declare all of the outstanding balance due and payable as well. If the Company is unable to raise additional capital to meet these obligations, the Company will have to seek other strategic alternatives, including pursuing a merger or other transaction involving a change of control, restructuring its outstanding debt, seeking relief under the U.S. Bankruptcy Code, or ceasing its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

•The Company was in compliance with its financial covenants as of September 30, 2020. However, the Company is at risk of failing the trailing twelve month Adjusted EBITDA covenant for the second quarter of 2021. If the Company fails to comply with its financial covenants, an event of default under the Credit Agreements would be triggered and its obligations under the Senior Credit Facilities (defined in Note 8) or other agreements (including as a result of cross-default provisions of the indentures relating to the 2023 Series C Secured Convertible Notes and the 2023 Series D Convertible Notes) may be accelerated.

•In June 2019, the Company received a delisting notice from the NASDAQ due to its share price being below $1.00 for 30 consecutive trading days. The notice specified that the Company's share price must trade above $1.00 per share for ten consecutive trading days in order to avoid the Company's common stock from being delisted. Following a series of extensions to the Company's deadline to regain compliance on May 28, 2020, the Company effectuated a one-for-ten reverse stock split (Note 2) which resulted in the Company receiving on June 18, 2020, a written notice from the NASDAQ that it had regained compliance with the Bid Price Requirement.

•On July 28, 2020, the Company received a new notice (the “Notice”) from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5450(b)(3)(C) relating to the minimum Market Value of Publicly Held Shares (the “MVPHS Rule”). The notice stated that the Company failed to maintain a minimum market value of publicly held shares of $15.0 million for the 30 consecutive days preceding the date of the notice. The notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has a compliance period for the MVPHS Rule of 180 calendar days, or until January 25, 2021, in which to regain compliance. To regain compliance, the Company’s minimum market value of publicly held shares must equal $15.0 million or more for a minimum of 10 consecutive business days. If the Company does not regain compliance by January 25, 2021, then Nasdaq will notify the Company that the Company’s common stock will be delisted from the Nasdaq Global Market, unless the Company requests a hearing before a Nasdaq Hearings Panel. In the event of the Company’s shares are de-listed from Nasdaq, the Company would likely have to seek some combination of waivers from its lenders and noteholders as the Series C and Series D Convertible Note holders can require the Company to repurchase the notes on this triggering event and the Company would have to seek new capital through the sale of equity or debt securities. If the Company is unable to obtain such waivers or raise new capital to meet these obligations if they become due, it may have to seek other strategic alternatives, including seeking relief under the U.S. Bankruptcy Code or ceasing operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•On November 24, 2020, the Company received a notice (the “Notice”) from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Requirement”) as a result of the Company not having timely filed its Quarterly Report on Form 10-Q for the three months ended September 30, 2020 (“Form 10-Q”) with the Securities and Exchange Commission. The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company was unable to timely file the Form 10-Q due to the ongoing complex accounting analysis and evaluation of its New 2023 Notes, which were issued on September 22, 2020 during the third quarter of 2020 (as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2020). The Company is working diligently to resolve these complex issues and the appropriate accounting treatment of the New 2023 Notes in order to file the Delinquent Filing as quickly as possible. The Company has 60 calendar days to submit a plan to regain compliance under the Nasdaq’s listing rules with respect to the failure to satisfy the Filing Requirement. If the plan is accepted by Nasdaq, we may be granted an exception of up to 180 calendar days, in which to regain compliance.

•On December 4, 2020, the Company received a notice (the “Notice”) from The Nasdaq Stock Market informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has 180 calendar days, or until June 2, 2021, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by June 2, 2021, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of derivative liabilities associated with certain Notes and the Senior Credit Facility, sales returns and allowances, allowances for excess and obsolete inventories, allowances for doubtful accounts, provisions for income taxes and related valuation allowances, stock based compensation, the assessment for the impairment of long-lived assets (including property, plant and equipment), indefinite-lived assets (including, goodwill, intangibles, and In-Process research and development), and legal accruals for environmental cleanup and remediation costs. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

On September 8, 2020, the Company entered into a letter of intent to execute a Business Transfer Agreement with a related party (Note 15).

Cash Equivalents

The Company considers all highly liquid instruments purchased with the original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Cash and cash equivalents include cash on hand and bank demand deposits used in the Company’s cash management program.

The Company has restricted cash, consisting of escrow accounts and letter of credits, which are included within other long-term assets on the Condensed Consolidated Balance Sheet. Pursuant to the New Credit Facilities agreement, proceeds from the 2023 Term Loan were deposited in a blocked bank account and restricted for use for the sole purpose of repurchasing the outstanding 2019 Notes. In the beginning of 2019, the Company used a total of $2.7 million of the restricted cash to repurchase a portion of the remaining 2019 Notes. The Company settled the remaining 2019 Notes upon its maturity in December 2019 (Note 8).

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total amounts in the Condensed Consolidated Statement of Cash Flows as follows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$9,698	$6,707
Restricted cash	206	206
Restricted cash in other assets	468	468
Cash, cash equivalents and restricted cash in the statement of cash flows	$10,372	$7,381

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at September 30, 2020 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of September 30, 2020, the fair value and the respective net carrying value of the outstanding Convertible Notes are as follows:

(in thousands)

	Fair Value	Net Carrying Value
2023 Series C Convertible Notes	27,531	30,992
2023 Series D Convertible Notes	10,500	47,419

Loss Per Common Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. For the three and nine months ended September 30, 2020, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended September 30,			Nine months ended September 30,
	2020		2019	2020		2019
Basic loss per share computation:
Net loss - basic and diluted	$(510)		$(7,113)	$(41,678)		$(19,826)
Weighted average common shares - basic and diluted	6,082,517	(*)	5,385,041	5,690,164	(**)	5,383,531
Basic and diluted loss per share	$(0.08)		$(1.32)	$(7.32)		$(3.68)

(*) In accordance with ASC 260-10-45-13, the Company includes the Warrants issued to its Term Loan lenders to purchase 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share, from July 20, 2020 to September 30, 2020, in the number of outstanding shares used to calculate the basic and diluted loss per share for the three months ended September 30, 2020.

(**) In accordance with ASC 260-10-45-13, the Company includes the Warrants issued to its Term Loan lenders to purchase 134,667 shares of the Company's common stock at an exercise price of $0.01 per share from July 20, 2020 to September 30, 2020 and 538,995 shares of the Company’s common stock at an exercise of $0.01 per share from May 28, 2020 to September 30, 2020, in the number of outstanding shares used to calculate the basic and diluted loss per share for the nine months ended September 30, 2020.

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of the Company's total revenue. For the three months ended September 30, 2020, three customers accounted for 47% of the Company’s revenue, consisting of 21%, 13%, and 13%, respectively. For the three months ended September 30, 2019, two of the Company’s customers accounted for 47% of the Company’s revenue, consisting of 35% and 12%, respectively. For the nine months ended September 30, 2020, two of the Company’s customers accounted for 34% of the Company’s revenue, consisting of 22% and 12%, respectively. For the nine months ended September 30, 2019, two of the Company’s customers accounted for 48% of the Company’s revenue, consisting of 29% and 19%, respectively. Accounts receivable related to the Company’s major customers comprised 46% of all accounts receivable as of September 30, 2020 and 47% as of September 30, 2019, respectively. The loss of one or more of these major customers could have a significant impact on our revenues, our business, and results of operations.

For the three months ended September 30, 2020, domestic net revenues were $12.7 million and foreign net revenues were $1.6 million. For the nine months ended September 30, 2020, domestic net revenues were $27.8 million and foreign net revenues were $7.6 million. As of September 30, 2020, domestic assets were $147.9 million and foreign assets were $42.4 million. For the three months ended September 30, 2019, domestic net revenues were $13.4 million and foreign net revenues were $5.1 million. For the nine months ended September 30, 2019, domestic net revenues were $36.5 million and foreign net revenues were $13.4 million. As of September 30, 2019, domestic assets were $142.5 million and foreign assets were $53.7 million.

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

Recently Issued Not Yet Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its Condensed Consolidated Financial Statements and related disclosures upon adoption effective January 1, 2024.

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

Net revenues for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Company product sales	$13,933	$18,228	$34,097	$48,591
Contract manufacturing sales	306	167	813	1,097
Research and development services and other income	100	71	$462	$241
Revenue, net	$14,339	$18,466	$35,372	$49,929

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations and is presented below according to product type:

	Three months ended September 30,		Nine months ended September 30,
Company Product Sales	2020	2019	2020	2019
Topical	$11,982	$13,271	$26,138	$35,240
Injectables	1,951	4,957	7,959	13,351
Total	$13,933	$18,228	$34,097	$48,591

In the nine months ended September 30, 2020, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

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

Net revenue and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of sales returns and allowances (SRA). Accounts receivable were presented net of SRA estimates of $28.2 million and $30.5 million at September 30, 2020 and December 31, 2019, respectively. Certain SRA balances were included in accounts payable and accrued expenses.

The allowance for doubtful accounts was $2.4 million and $2.2 million at September 30, 2020 and December 31, 2019, respectively. The allowance for doubtful accounts was primarily related to one specific customer for $1.7 million.

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

The Company's adjustments for the deductions to gross product sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross product sales	$44,264	$41,814	$104,147	$108,550

Deduction to gross product sales:
Chargebacks and billbacks	24,585	14,573	54,091	37,285
Wholesaler fees for service	1,445	2,355	4,191	6,303
Sales discounts and other allowances	4,302	6,658	11,769	16,371
Total reduction to gross product sales	$30,332	$23,586	$70,051	$59,959

Company product sales, net	$13,933	$18,228	$34,097	$48,591

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

The Company is required to pay a 40% royalty on certain product net sales to a pharmaceutical partner. There are currently 4 products manufactured and distributed under the Company’s label in the U.S. which are subject to this agreement. Payments are made quarterly. Royalty expense of $0.3 million and $0.5 million was included in the cost of sales in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019, respectively. Royalty expense of $0.5 million and $1.1 million was included in the cost of sales in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019, respectively.

4. Inventories

Inventories are valued at the lower of cost or net realizable value and using the first-in-first-out method. Inventories as of September 30, 2020 and December 31, 2019 consisted of:

	September 30, 2020	December 31, 2019
Raw materials	$14,069	$14,117
Work in progress	326	133
Finished goods	19,822	10,989
Inventories reserve	(7,300)	(2,208)
Inventories, net	$26,917	$23,031

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2020	December 31, 2019
Land	$401	$401
Building and improvements	58,997	58,959
Machinery and equipment	14,032	14,897
Computer hardware and software	4,867	4,771
Furniture and fixtures	677	705
Construction in progress	33,735	30,759
	112,709	110,492
Less accumulated depreciation and amortization	(16,404)	(14,143)
Property, plant and equipment, net	$96,305	$96,349

The Company recorded depreciation expense of $1.0 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded depreciation expense of $2.9 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company received the certificate of completion of its building in the fourth quarter of 2018. For the three months ended September 30, 2020 and September 30, 2019, there was $0.1 million and $0.3 million of payroll costs, respectively, capitalized as construction in progress. For the nine months ended September 30, 2020 and 2019, there was $0.5 million and $0.9 million of payroll costs, respectively, capitalized as construction in progress.

6. Assets Held for Sale

The Company decided to shift its research and development operation being performed in its Tallinn, Estonia office to its US manufacturing site at Buena, New Jersey and subsequently to wind-down its Estonia operation. In September of 2020, the Company entered into a letter of intent, an arm's length transaction, with its former Chief Executive Officer, a related party of the Company to sell certain of Estonia's assets, primarily lab machinery, equipment and office furniture for a sales price of $125 thousand in cash. The transaction subsequently closed in the fourth quarter of 2020. In accordance with ASC 360, the Company determined the transaction meets the assets held for sale criteria that requires the assets be measured at the lower of the carrying value or fair value less costs to sell. The fair value calculation yielded a fair value of $133 thousand resulting in a write-down of $394 thousand. Assets held for sale are presented on the Condensed Consolidated Balance Sheet as of September 30, 2020 and the breakdown is as follows:

	Book Value	Fair Value	Write-Down
Machinery & Equipment, net	$512,232	$130,964	$381,269
Furniture, net	$15,148	$2,242	$12,906
Total	$527,380	$133,205	$394,175

7. Leases

According to ASC Topic 842, Leases, the Company recognizes Right-of-Use ("ROU") assets and lease liabilities for all leases with terms greater than 12 months at the commencement date. The Company determines whether an agreement is a lease at its inception. The Company has operating and finance leases for its corporate, manufacturing, and international facilities as well as certain equipment. Its leases have remaining terms of less than 1 year to up to 9 years, including available options to extend some of its lease terms for up to 5 years. One of its lease agreements has an early termination option within one year. As the interest rates implicit in the Company's leases are typically not readily determinable, the Company has elected to utilize an incremental borrowing rate as the discount rate, determined based on the expected term of the lease, the Company’s credit risk and existing borrowings.

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

The discount rates utilized ranged from 4.86% to 8.60% and were utilized to determine the present value of the lease liabilities. The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$159	$159	$475	$476
Finance lease cost:
Amortization of right-of-use assets	4	5	11	11
Interest on lease liabilities	1	1	4	5
Total finance lease cost	$5	$6	$15	$16

Right-of-use assets obtained in exchange for new operating lease liabilities were zero and $1.0 million as of September 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2020 and 2019 was $0.4 million and $0.4 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the three and nine months ended September 30, 2020 and 2019, respectively, was not material.

Supplemental balance sheet information related to leases as of the periods presented are as follows:

	September 30, 2020	December 31, 2019
Operating Leases
Other assets	$2,125	$2,453
Capital lease obligation, current	463	434
Other long-term liabilities	1,844	2,199
Total operating lease liabilities	2,307	2,633

Finance Leases
Property, plant, and equipment	81	81
Accumulated depreciation	(25)	(12)
Property, plant, and equipment, net	56	69

Capital lease obligation, current	14	12
Other long-term liabilities	47	57
Total finance lease liabilities	$61	$69

The weighted average remaining lease terms as of September 30, 2020 for operating and financing leases were 5.8 years and 3.9 years, respectively. The weighted average discount rates for operating and finance leases as of September 30, 2020 were 8.3% and 8.0%, respectively.

As of September 30, 2020, maturities of lease liabilities are as follows:

	Operating	Financing
Year Ending December 31,	Leases	Leases
2020 (excluding the three months ended December 31, 2020)	$163	$5
2021	609	18
2022	548	18
2023	547	18
2024	234	12
2025	206	—
Thereafter	633	—
Total lease payments	2,940	71
Less imputed interest	633	10
Total	$2,307	$61

8. Debt

Convertible Notes

2019 Convertible 3.75% Senior Notes

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

On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes that effected the exchange, in aggregate, of $75.1 million of the 2019 Notes for $75.1 million of the Convertible 4.75% Senior Notes due 2023 (the “2023 Series A Notes”).

In December 2018 the Company used $52.8 million of proceeds from the Senior Credit Facilities (see below) to repurchase a portion of the 2019 Notes and also used $0.3 million of proceeds to pay for transaction costs. The repurchase of the 2019 Notes was considered a debt extinguishment under ASC 470-50. The 2019 Notes were accounted for under cash conversion guidance ASC 470-20, which required the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $52.8 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $1.7 million extinguishment loss in the Condensed Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which is already net of any unamortized debt issuance costs). In addition, the Company recorded a $2.9 million reduction of Additional Paid in Capital in connection with the extinguishment of the 2019 Notes.

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

2023 Series A Convertible Notes

On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes that effected the exchange, in aggregate, of $75.1 million of the 2019 Notes for $75.1 million of the Convertible 4.75% Senior Notes due 2023. The 2023 Series A Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. At the option of the holders, the 2023 Series A Notes are convertible into shares of the Company’s common stock, cash or a combination thereof. The initial conversion rate was $44.50 per share, subject to certain adjustments, related to either the Company's stock price volatility, or the Company's declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders will be entitled to receive additional shares of common stock under a make-whole provision in some circumstances that could reduce the per share conversion rate to as low as $35.60 per share. The Company incurred debt issuance costs of $1.6 million upon issuance of the 2023 Notes.

In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, the Company allocated the principal amount of the 2023 Series A Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the 2023 Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 2023 Series A Notes over the carrying amount of the liability component was recorded as a debt discount of $19.0 million and is being amortized to interest expense using the effective interest method through the maturity date. The Company allocated the total amount of debt issuance costs incurred to the liability and equity components using the same proportions as the proceeds from the 2023 Notes. The debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Notes and are being amortized to interest expense using the effective interest method through the maturity date. Transaction costs attributable to the equity component were netted with the equity component of the 2023 Notes in additional paid-in capital. The effective interest rate of the 2023 Notes, inclusive of the debt discount and issuance costs, was 11.90%.

The exchange of $75.1 million of the 2019 Notes for the 2023 Notes was considered a debt extinguishment under ASC 470-50. The 2019 Convertible 3.75% Senior Notes were accounted for under cash conversion guidance ASC 470-20, which required the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the aforementioned guidance, the Company allocated a portion of the $75.1 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $2.5 million extinguishment loss in the Condensed Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying amount of the liability component (which is already net of any unamortized debt issuance costs). In addition, the Company recorded a $7.6 million reduction of Additional Paid in Capital in connection with the extinguishment of $75.1 million of the 2019 Convertible 3.75% Senior Notes.

Following the issuance of the 2023 Series D Convertible Notes described below, all outstanding debt with respect to the 2023 Series A Convertible Notes had been extinguished through exchange of 2023 Series C and 2023 Series D Convertible Notes (see below).

2023 Series B Convertible Notes

On October 31, 2019, the Company closed its offering of the 2023 Series B Convertible Notes in the aggregate principal amount of $34.4 million (“2023 Series B Notes”). The 2023 Series B Notes will mature in May 2023 and are convertible at the option of the holder at any time prior to its maturity. The initial conversion price was $7.20 per share, subject to adjustment under certain circumstances.

As part of the offering, the Company entered into agreements with certain holders of its existing 2023 Series A Notes to exchange $9.0 million of the 2023 Series A Notes for $5.1 million of the 2023 Series B Notes. The gross cash proceeds of approximately $29.3 million from the financing were used to extinguish the Company’s existing 2019 Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. The net proceeds from the financing were $26.9 million after deducting a total of $2.3 million of the initial purchasers’ discounts and professional fees associated with the transaction. The 2023 Series B Notes bear interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also has an option, and has agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series B Notes by $0.6 million and $2.0 million during the three months and nine months ended September 30, 2020.

Under ASC 470-60, Troubled Debt Restructurings by Debtors, the exchange of the $9.0 million of the 2023 Series A Notes for the $5.1 million of the 2023 Series B Notes represents a troubled debt restructuring ("TDR"). The TDR did not result in a gain recognition. As a result, a new effective interest rate was established based on the $7.2 million carrying value of the original debt, net of the $2.0 million fair value of the embedded derivative liability related to the new debt issued in the TDR and $0.2 million issuance costs, getting accreted to $6.8 million representing the total amount of the future undiscounted cash flows related to the $5.1 million of the 2023 Series B Convertible Notes.

In accordance with ASC 815-15, Derivatives and hedging, Embedded Derivatives, the embedded conversion option should be bifurcated and separately accounted for as a derivative instrument, because the Company did not have enough authorized shares available to share-settle the conversion option. Such derivative instruments was initially and subsequently measured at fair value, with changes in fair value recognized in earnings (Note 9). The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million above accounted for in the TDR, which was subsequently remeasured to $2.8 million as of March 31, 2020, with $4.0 million recognized as a gain on change in fair value of the derivative in the Company's Condensed Consolidated Statement of Operations mainly due to a share price decline during the first quarter of 2020. On May 28, 2020, the Company effectuated a one-for-ten Reverse Stock Split on its outstanding shares of common stock (Note 2), which allows the Company to have sufficient authorized shares to share-settle the embedded convertible option. The derivative liability had a fair value of $6.3 million as of the reverse stock split date, with a $3.5 million mark-to-market loss recognized in the Condensed Consolidated Statement of Operations in the three months ended June 30, 2020. Also, on the reverse stock split date, the $6.3 million of the fair value of the derivative liability was reclassed to the stockholder's equity without further subsequent remeasurement required.

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

Following the issuance of the 2023 Series D Convertible Notes described below, all outstanding debt with respect to the 2023 Series B Convertible Notes had been extinguished through exchange of 2023 Series C and 2023 Series D Convertible Notes (see below).

2023 Series C Secured Convertible Notes

On July 20, 2020, the Company completed the sale and issuance of $13.8 million aggregate principal amount of 9.5% Series C Senior Secured Convertible Notes due 2023 (the “2023 Series C Notes”) pursuant to a Note Purchase Agreement between the Company and each purchaser of 2023 Series C Notes. After taking into account an original issue discount and other fees payable to the Purchasers, the Company received net cash proceeds of approximately $10.0 million, which the Company expects to use for general corporate purposes.

The Company also issued approximately $32.3 million in aggregate principal amount of 2023 Series C Notes in exchange for approximately $35.9 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding 7.0% Cash / 8.0% PIK Series B Notes, giving effect to a 10.0% discount on the principal amount of Series B Notes so exchanged, pursuant to an exchange agreement (the "Series B Exchange Agreement") between the Company and the holders of Series B Convertible Notes party thereto. In addition, the Company issued approximately $3.7 million in aggregate principal amount of 2023 Series C Notes in exchange for approximately $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding 2023 Series A Notes, giving effect to a 55% discount on the principal amount of Notes so exchanged between the Company and the holders of 2023 Notes party thereto.

Interest on the 2023 Series C Secured Convertible Notes accrues at the rate of 9.5% per annum and is payable in kind and capitalized with principal semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2023 Series C Secured Convertible Notes will mature on March 30, 2023, unless earlier converted or repurchased and are subordinate to the indebtedness under the Senior Credit Facilities. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series C Secured Convertible Notes by $0.5 million in the three months ended September 30, 2020. The Company has agreed to use its commercially reasonable best efforts to obtain the approval of its stockholders that is required under applicable Nasdaq rules and regulations to permit holders of the 2023 Series C Secured Convertible Notes to beneficially own shares of common stock without being subject to the Nasdaq Change of Control Cap. In the event that the Company did not obtain such stockholder approval at an annual or special meeting of its stockholders on or before October 31, 2020, holders of a majority in aggregate principal amount of outstanding 2023 Series C Secured Convertible Notes may elect to increase the interest rate payable on the 2023 Series C

Secured Convertible Notes to 18.0% per annum until such stockholder approval is obtained, which will continue to be paid in kind in the form of additional principal with respect to any applicable period in which the increased interest rate remains in effect. Pursuant to a notice dated November 2, 2020, the holders of a majority in principal amount of the outstanding 2023 Series C Secured Convertible Notes elected to increase the interest rate payable on the 2023 Series C Secured Convertible Notes from 9.5% to 18.0%. The Company convened and adjourned a special meeting of stockholders on October 22, 2020, and further adjourned such special meeting on November 11, 2020 and November 25, 2020, due to a lack of quorum. The special meeting of stockholders was held on December 16, 2020, pursuant to which the stockholders of the Company approved the holders of the 2023 Series C Secured Convertible Notes beneficially owning shares of common stock without being subject to the Nasdaq Change of Control Cap. As a result of the approval, the interest rate payable on the 2023 Series C Secured Convertible Notes was decreased to 9.5%.

The 2023 Series C Notes are convertible at an initial conversion price per share of Common Stock equal to $2.78. The Series C holders are entitled to convert principal and accrued, unpaid interest on the Notes into, at the Company’s election, cash, shares of the Company’s common stock (the “Common Stock”), or a combination thereof, subject to certain limitations and adjustments under certain circumstances. The initial conversion price represents a conversion premium of 20% to the average daily volume weighted average price of the Company's common stock for the ten consecutive trading day period ended and including July 17, 2020. The 2023 Series C Notes are not redeemable by the Company, but the Company has the right to force conversion of the Series C Notes if the Company’s per-share stock price exceeds the conversion price of the Series C Notes by 100% for a period of time after January 1, 2022, by 75% or a period of time after July 1, 2022, and by 50% for a period of time after January 1, 2023.

In connection with the issuance of the 2023 Series C Secured Convertible Notes, the Company and certain of the Company’s material U.S. subsidiaries (the “Guaranteeing U.S. Subsidiaries”) granted a third lien security interest in substantially all of their respective assets. Teligent Canada Inc., a subsidiary of the Company organized under the laws of the Province of British Columbia (“Teligent Canada”), also granted a third lien security interest in substantially all of its assets. The security interests granted by the Company, the Guaranteeing U.S. Subsidiaries and Teligent Canada are subordinate to the security interests granted to the agents under the Senior Credit Facilities.

The 2023 Series C Notes provide for customary events of default. In the case of certain events of default, either the trustee or noteholders holding no less than 25% of the aggregate principal amount outstanding under the 2023 Series C Notes may declare all of the outstanding principal amount of the 2023 Series C Notes and accrued and unpaid interest, if any, to be immediately due and payable. Upon certain events of bankruptcy, insolvency, or reorganization of the Company or certain of its subsidiaries, the outstanding principal amount of the 2023 Series C Notes and accrued and unpaid interest, if any, will become automatically immediately due and payable.

The exchange of $35.9 million in aggregate principal amount, plus accrued but unpaid interest of the Company's outstanding 7.0% Cash / PIK Series B Notes and $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company's outstanding 2023 Series A Notes was considered a debt extinguishment under ASC 470-50. The 2023 Series A Notes and 2023 Series B Notes were accounted for under cash conversion guidance in ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component. In accordance with the aforementioned guidance, the Company allocated $19.3 million of Series A Notes and $0.5 million of Series B Notes to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $11.8 million extinguishment gain in the gain on debt restructuring line on the Condensed Consolidated Statement of Operations. The extinguishment gain was measured as the difference between (i) the fair value of the liability component immediately before derecognition and (ii) the net carrying amount of the liability component (which is already net of any unamortized debt issuance costs). The Company recorded a $16.2 million reduction of Additional Paid in Capital in connection with the extinguishment of Series A and Series B Notes. In addition, the Company paid $1.8 million in lender fees and $2.2 million in third party fees of which $1.2 million are included in the gain on debt restructuring line of the Condensed Consolidated Statement of Operations and $1.0 million attributable to the equity component is recorded in APIC.

In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, the Company allocated the principal amount of the 2023 Series C Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the initital proceeds ascribed to the 2023 Series C Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 2023 Series C notes over the carrying amount of the liability component (inclusive of the put feature, see Note 9) was recorded as a debt discount of $14.6 million, and is being amortized to interest expense using the effective interest method through the maturity date.

2023 Series D Convertible Notes

On September 22, 2020, the Company completed the issuance of approximately $27.5 million aggregate principal amount of 2023 Series D Convertible Notes in exchange for approximately $59.0 million in aggregate principal amount, plus accrued but unpaid interest, of 2023 Series A Convertible Notes, giving effect to a 53.4% discount on the principal amount of the 2023 Series A Convertible Notes exchanged. The Company also issued approximately $0.4 million aggregate principal amount of the 2023 Series D Convertible Notes in exchange for approximately $0.5 million in aggregate principal amount, plus accrued but unpaid interest, of the Company’s outstanding 2023 Series B Convertible Notes, giving effect to a 31.9% discount on the principal amount of the 2023 Series B Convertible Notes exchanged.

Following the issuance of the 2023 Series D Convertible Notes, all amounts owed with respect to the 2023 Series A Convertible Notes and 2023 Series B Convertible Notes had been paid and the related indentures and the Company’s obligations thereunder were satisfied and discharged.

Holders of the 2023 Series D Convertible Notes are entitled to convert principal and accrued, unpaid interest on the 2023 Series D Convertible Notes into, at the Company’s election, cash, shares of the Company’s common stock, or a combination thereof, subject to certain limitations, at an initial conversion price per share of common stock equal to $1.50, subject to adjustment under certain circumstances. Since the original issuance of the 2023 Series D Convertible Notes on September 22, 2020 and continuing through December 31, 2020, the holders thereof have converted $24.5 million principal amount of 2023 Series D Convertible Notes into a total of 16.4 million shares of common stock. The 2023 Series D Convertible Notes are not redeemable by the Company.
The indenture relating to the 2023 Series D Convertible Notes provides for customary events of default. In the case of certain events of default, either the trustee or noteholders holding more than 25% of the aggregate principal amount outstanding under the 2023 Series D Convertible Notes may declare all of the outstanding principal amount of the 2023 Series D Convertible Notes and accrued and unpaid interest, if any, to be immediately due and payable. Upon certain events of bankruptcy, insolvency, or reorganization of the Company or certain of its subsidiaries, the outstanding principal amount of the 2023 Series D Convertible Notes and accrued and unpaid interest, if any, will become automatically and immediately due and payable.

The exchange of the $59.0 million of the 2023 Series A Notes and $0.5 million of 2023 Series B Notes for $27.9 million of aggregate principal amount of 2023 Series D Convertible Notes represented a troubled debt restructuring ("TDR"). In accordance with ASC 470-60, as the exchange transaction involved only a modification of terms and did not involve a transfer of assets or grant of an equity interest, the Company accounted for the exchange transaction prospectively from the time of the restructuring and accordingly recorded the 2023 Series D Convertible Notes at the carrying amount of the 2023 Series A Notes and 2023 Series B Notes. Furthermore, as the maximum total undiscounted future cash payments equal or exceed the carrying amount of the 2023 Series D Convertible Notes, no gain was recognized related to the exchange transaction. The Company recorded the 2023 Series D Notes in the amount of $50.1 million which equals the sum of the Series A and Series B Notes carrying amounts as of the 2023 Series D Notes issuance date. The $0.6 million of 2023 Series D Notes issuance costs were expensed in the third quarter and reported in gain on debt restructuring in the Condensed Consolidated Statement of Operations.

Subsequent to issuance of the 2023 Series D Notes, the holders have started to convert the notes into common stock of the Company. As the conversion features under the 2023 Series D Notes are much more beneficial than the conversion terms of the 2023 Series A Notes and 2023 Series B Notes as discussed above, the Company deemed it appropriate to analogize to the induced conversion guidance associated with instruments subject to cash conversion guidance. In accordance with this guidance, upon each conversion of the 2023 Series D Notes, the Company will recognize an inducement loss equal to the excess of the fair value of the consideration transferred over the fair value of the consideration that would have been issuable under the original conversion terms. The Company will then determine the extinguishment gain/loss by allocating the fair value of consideration issuable under the original terms between (1) the extinguishment of the liability component and (2) the reacquisition of the original instrument’s equity component in accordance with ASC 470-20. The fair value of the liability component will be allocated to the liability component and compared with the net carrying amount of the liability component in the determination of a gain or loss upon debt extinguishment. Any remaining amount of the fair value of consideration issuable under the original terms will be allocated to the equity component. During the three months ended September 30, 2020, $1.5 million of Series D Notes were converted into the Company’s common stock at 666.6667 conversion rate per $1,000 principal amount of Series D Notes. As a result, the Company recognized an inducement loss of $0.7 million and an extinguishment gain of $2.7 million. In connection with the accounting for these conversion transactions, no amount was allocated to the equity component as the fair value of the liability component exceeded the fair value of the consideration issuable under the original terms.

Senior Credit Facilities

On December 13, 2018, the Company entered into: (i) a First Lien Revolving Credit Agreement, by and among the Company, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “First Lien Agent”) (as amended on October 31, 2019, the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among us, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Agent”) (as amended on February 8, 2019, June 29, 2019 and October 31, 2019, the “Second Lien Credit Agreement” and, together with the First Credit Agreement, the “Senior Credit Facilities”). The Senior Credit Facilities consist of a first lien asset based revolving credit facility of up to $25.0 million ("Revolver") and an aggregate of $80.0 million in original principal amount of second lien term loans consisting of a $50.0 million initial term loan and a $30.0 million delayed draw term loan A (collectively, the “Term Loans”). The Senior Credit Facilities also included a $15.0 million delayed draw term loan B commitment, which remained undrawn and expired on October 31, 2019. As of September 30, 2020, $25.0 million was drawn under the Revolver and $99.2 million of Term Loans were outstanding. The Revolver was fully drawn in 2019. The Company extended commitments related to undrawn amounts of the Delayed Draw Term Loan A from June 30, 2019 to December 13, 2019, pursuant to an amendment the Company entered with the Second Lien Agent on July 18, 2019. The extended Delayed Draw Term Loan A was subsequently drawn down by the Company in December 2019. Drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Term Loans mature on the earliest to occur of June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Revolver matures on the earliest to occur of the June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Company’s ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of the Company’s assets. All of the Company’s debt is subordinated to the Senior Credit Facilities. The liens securing the Term Loans are subordinate to the liens securing the Revolver. The Senior Credit Facilities had customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA which were superseded by the amendments noted below. The financial covenants consisted of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

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

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $3.5 million and $19.2 million for the three months and since inception through the period ended September 30, 2020, respectively.

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

The Company was in compliance with its financial covenants as of September 30, 2020. If the Company fails to comply with its trailing twelve months revenue covenant, an event of default under the Credit Agreement would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions) may be accelerated. As such, as of June 30, 2020, the Company recorded a $5.6 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities. The Company reversed the event of default liability in the third quarter of 2020 based on the 2023 Series C Senior Notes offering which terminates the previous revenue covenant under the Senior Credit Facilities, according to which the Company recognized a $5.6 million gain in change in the fair value of the derivative liability line on the Condensed Consolidated Statement of Operations for three and nine months ended September 30, 2020 (Note 9).

After the modification, the effective interest rates, inclusive of the debt discounts and issuance costs for the Initial Term Loan and Delayed Draw Term Loan A were between 16.6% and 17.7% and for the various borrowing tranches of the Revolver, were between 9.6% and 10.9%.

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of September 30, 2020, all 538,995 Warrants remain outstanding (Note 9).

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

On July 20, 2020, the Company entered into (i) a Consent and Amendment No. 3 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), and (ii) a Consent and Amendment No. 5 to Second Lien Credit Agreement (the “Second Lien Amendment”). The First Lien Amendment amends the First Lien Credit Agreement to, among other things, (i) permit the issuance of the 2023 Series C Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants and (iv) modify certain financial covenants. The Second Lien Amendment amends the Second Lien Credit Agreement to, among other things, (i) permit the issuance of the 2023 Series C Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants, (iv) modify certain financial covenants and (v) extend the time period in which the Company may elect to pay interest in kind.

In connection with the transactions contemplated by the Second Lien Amendment, on July 20, 2020, the Company issued to the lenders party to the Second Lien Credit Agreement certain Warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for up to, in the aggregate, 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants are immediately exercisable upon issuance and will remain exercisable, in whole or in part, for a period of five years from the original issuance date. The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction. Fair Value of the Warrants of $0.3 million was recorded as a debt discount with credit to additional paid in capital. As the Warrants are classified in equity, they are not subject to subsequent remeasurement. As of September 30, 2020, all 134,667 Warrants remain outstanding (Note 9).

The terms and assumptions used to determine the fair value of the Warrants were as follows:

Measurement Date	July 20, 2020
Stock Price	$2.45
Expected Life in Years	5.00
Annualized Volatility	79.5%
Discount Rate - Bond Equivalent Yield	0.3%

At September 30, 2020 and December 31, 2019, the net carrying value of the debt and the remaining unamortized debt discount and issuance costs are as follows:

	September 30, 2020	December 31, 2019
Face amount of the 2023 Series A Notes (due May 2023)	$—	$66,090
Face amount of the 2023 Series B Notes (due May 2023)	—	34,405
Face amount of the 2023 Series C Notes (due March 2023)	50,323	—
Face amount of the 2023 Series D Notes (due May 2023)	26,396	—
Face amount of the Revolver Credit Facility (due December 2022)	25,000	25,000
Face amount of the 2023 Loan (due February 2023)	99,209	88,464
Total carrying value	200,928	213,959
Less unamortized discounts and debt issuance costs	(23,133)	(27,589)
Deferred gain of the 2023 Series D Notes (due May 2023)	$21,023	$—
Total net carrying value	$198,818	$186,370

9. Derivatives

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

The Company has not entered into hedging activities to date. The Company's derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities was remeasured from a $5.3 million at March 31, 2020 to $5.6 million at June 30, 2020. The Company reversed the event of default liability of in the third quarter of 2020 based on the 2023 Series C Senior Notes offering which terminates the previous revenue covenant under the Senior Credit Facilities.

The Company accounted for the put features associated with the Company's 2023 Series C Notes as a derivative under ASC 815, which was valued at $5.5 million initially and subsequently remeasured at $6.7 million as of September 30, 2020 with a change of $1.2 million loss recorded in the fair value of the derivative liability line on the Condensed Consolidated Statement of Operations during the quarter ended September 30, 2020.

The Company's derivative liability at March 31, 2020 included the embedded convertible option of its 2023 Series B Notes issued on October 31, 2019. The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million accounted for in the TDR, which was subsequently remeasured to $2.8 million as of March 31, 2020, with a $4.0 million recognized as a gain on the change in fair value of the derivative in the Company's statement of operations mainly due to a share price decline during the first quarter of 2020 (Note 8). On May 28, 2020, the Company effectuated a one-for-ten Reverse Stock Split on its outstanding shares of common stock (Note 2), which allows the Company to have sufficient authorized shares to share-settle the embedded convertible option. The derivative liability had a fair value of $6.3 million as of the reverse stock split date, with a $3.5 million mark-to-market loss recognized on the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2020. On the reverse stock split date, the $6.3 million of the fair value of the derivative liability was reclassed to stockholder's equity without subsequent remeasurement required.

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

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were then remeasured to fair value of $2.2 million up to the reverse stock split date and reclassified as equity with no further remeasurement required. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. As of September 30, 2020, all 538,995 Warrants remain outstanding (Note 8).

The terms and assumptions used to determine the fair value of the Warrants were as follows:

Measurement Date	4/6/2020	5/28/2020
Stock Price	$2.70	$4.03
Expected Life in Years	5.00	4.86
Annualized Volatility	77.6%	79.0%
Discount Rate- Bond Equivalent Yield	0.4%	0.3%

The following table sets forth the Company’s derivative liabilities as presented on the Condensed Consolidated Balance Sheet that were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2019 and September 30, 2020, respectively.

	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	September 30, 2020
Derivative liability related to Series B Convertible Notes	—	—	$6,776	$6,776	—	$—	$—	$—
Derivative liabilities related to the Series C Convertible Notes	—	—	—	—	—	—	6,726	6,726
Derivative liabilities related to Warrants	—	—	$—	$—	—	$—	$—	$—
Derivative liabilities	—	—	$6,776	$6,776	—	$—	$6,726	$6,726

The following table set forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2020. Any unrealized gains or losses on the derivative liabilities were recorded in the change in derivative liability line on the Company's Condensed Consolidated Statement of Operations.

Descriptions	Balance as of 12/31/2019	(Gain) or loss recognized in earnings from Change in Fair Value	Balance as of 3/31/2020	Initial Measurement	(Gain) or loss recognized in earnings from Change in Fair Value	Reclassification to stockholder's equity	Balance as of 6/30/2020	Initial Measurement	(Gain) or loss recognized in earnings from Change in Fair Value	Balance as of 9/30/2020
Fair value of convertible feature of Series B Convertible Notes	$6,776	$(3,995)	$2,781	$—	$3,513	$(6,294)	$—	$—	$—	$—
Fair value of the derivative liabilities related to the Senior Credit Facilities	—	5,253	5,253	—	318	—	5,571	—	(5,571)	—
Fair value of convertible feature of Series C Convertible Notes	—	—	—	—	—	—	—	5,481	1,245	6,726
Derivative liabilities related to Warrants	—	—	—	1,406	760	(2,166)	—			—
Change in the fair value of derivative liabilities	$6,776	$1,258	$8,034	$1,406	$4,591	$(8,460)	$5,571	$5,481	$(4,326)	$6,726

10. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill on a reporting unit basis on October 1 of each year, whenever events occur or changes in circumstances indicate the carrying value of goodwill may not be recoverable. There have been no events or changes in circumstances that would indicate the carrying value of goodwill may not be recoverable through September 30, 2020.

Changes in goodwill during the nine months ended September 30, 2020 and the year ended December 31, 2019 were as follows:

Goodwill
Goodwill balance at December 31, 2018	$470
Foreign currency translation	21
Goodwill balance at December 31, 2019	$491
Foreign currency translation	(12)
Goodwill balance at September 30, 2020	$479

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$34,026	$(10,630)	$23,396	10.0
Product acquisition costs	9,708	—	9,708	N/A- See description below
In process research and development ("IPR&D")	388	—	388	N/A- See description below
Customer relationships	3,604	(1,767)	1,837	5.1
Total	$47,726	$(12,397)	$35,329

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$39,943	$(10,885)	$29,058	10.8
Product acquisition costs	13,103	—	13,103	N/A- See description below
In-process research and development ("IPR&D")	327	—	327	N/A- See description below
Customer relationships	3,658	(1,501)	2,157	5.9
Total	$57,031	$(12,386)	$44,645

Changes in intangibles during the three and nine months ended September 30, 2020 were as follows (in thousands):

	Trademarks and Technology	Product Acquisition costs	IPR&D	Customer Relationships
Balance at June 30, 2020	$23,111	$9,372	$297	$1,886
Amortization	(574)	—	—	(90)
IPR&D placed in service	—	—	—	—
Loss on impairment	—	—	—	—
Foreign currency translation	859	336	91	41
Balance at September 30, 2020	$23,396	$9,708	$388	$1,837

	Trademarks and Technology	Product Acquisition costs	IPR&D	Customer Relationships
Balance at December 31, 2019	$29,058	$13,103	$327	$2,157
Amortization	(1,766)	—	—	(266)
IPR&D placed in service	—	—	—	—
Loss on impairment	(4,861)	(3,512)	—	—
Foreign currency translation	965	117	61	(54)
Balance at September 30, 2020	$23,396	$9,708	$388	$1,837

Under the provisions of ASC 360-10-55, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recorded impairment charges of $8.4 million in the first quarter of 2020 related to trademarks and technology of $4.9 million and product acquisition costs of $3.5 million. The Company presented the $8.4 million in the impairment charges line on its Condensed Consolidated Statements of Operations for the three months ended March 31, 2020, accordingly. There were no changes to the assumptions made at the first quarter of this year that would suggest further impairment. The Company did not have impairment triggers during the third quarter of 2020 related to its long-lived assets.

The useful lives of the Company’s intangibles are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks and Technology	15 years
Customer Relationships	10 years

IPR&D and Product Acquisition costs will be amortized over their estimated useful lives once products are commercialized.

11. Stock-Based Compensation

Stock Options

The Company recognized $0.1 million and $0.2 million of compensation expense related to stock options during the three months ended September 30, 2020 and 2019, respectively, and $0.7 million during the nine months ended September 30, 2020 and 2019, respectively.

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

As of September 30, 2020, there were 1,362 RSUs outstanding, 18,561 shares of common stock outstanding and 331,803 stock options under the 2016 Plan. As of December 31, 2019, there were 6,268 RSUs outstanding, 13,655 shares of common stock outstanding and 283,559 stock options outstanding under the 2016 Plan. As of September 30, 2020, there were a total of 4,341,349 options available under the 2016 plan after the July 2020 Amendment as discussed above and there were 233,416 options available under the Plan as of December 31, 2019.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of September 30, 2020, and therefore no additional stock compensation expense was recognized related to the amendments.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Nine Months Ended September 30,
Assumptions	2020	2019
Expected dividends	—	—
Risk-free rate	0.20% - 1.60%	1.38%-2.47%
Expected volatility	78.56% - 158.21%	64.3% - 75.2%
Expected term (in years)	3.2 - 3.3 years	3.2 - 3.3 years

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

A summary of option activity under the 1999 Director Stock Option Plan, 2009 Equity Incentive Plan, and the 2016 Equity Incentive Plan as of September 30, 2020 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2020	516,820	$33.40
Issued	348,612	3.87
Exercised	—	—
Forfeited	(40,911)	10.19
Expired	(229,309)	33.23
Outstanding as of September 30, 2020	595,212	$17.76

Exercisable as of September 30, 2020	201,851	$40.54

The following tables summarize information regarding options outstanding and exercisable at September 30, 2020:

Outstanding:

	Stock Options	Weighted Average	Weighted Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.00 - $7.80	343,796	$3.96	9.23
$7.81 - $15.0	59,528	10.30	6.71
$15.1 - $55.0	118,450	24.03	7.19
$55.1 - $106.7	73,438	78.31	5.35
Total	595,212	$17.76	8.09

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.00 - $7.80	10,951	$6.52
$7.81 - $15.0	49,318	10.59
$15.1 - $55.0	68,368	27.11
$55.1 - $106.7	73,214	78.35
Total	201,851	$40.54

As of September 30, 2020, the intrinsic value of the options outstanding was none. As of September 30, 2020, there was $0.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through July 2023.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $14.1 thousand and $57.1 thousand of compensation expense during the three months ended September 30, 2020 and 2019, respectively and $89.8 thousand and $190.6 thousand of compensation expense during the nine months ended September 30, 2020 and 2019, respectively, related to restricted stock and RSU awards. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At September 30, 2020, the Company had approximately $66.5 thousand of total unrecognized compensation cost related to RSUs, all of which will be recognized through June 2023. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the nine months ended September 30, 2020.

	Number of RSUs		Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2020	6,268		$40.69
Changes during the period:
Shares granted	23,505	*	2.34
Shares vested	(4,908)		43.58
Shares forfeited	—		—
Non-vested balance at September 30, 2020	24,865		$3.87
•Represents shares granted not accounted for under the 2016 plan.

12. Income Taxes

The Company's income tax expense was $18.0 thousand and $(5.0) thousand for the three months ended September 30, 2020 and 2019, with effective tax rates of (3.66)% and 0.07%, respectively. The Company’s income tax expense was $49.0 thousand and $76.0 thousand for the nine months ended September 30, 2020 and 2019, with effective tax rates of (0.12)% and (0.38)%, respectively.

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

13. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

As of September 30, 2020 and December 31, 2019, the largest components of accrued expenses were:

	September 30, 2020	December 31, 2019
Payroll	2,194	1,789
Professional Fees	1,616	1,881
Medicaid and Medicare Rebates	1,599	987
Interest Expense	1,123	1,539
Rebates	970	774
Wholesaler Fees	416	747
Clinical Studies	334	334
Royalties	326	377
Inventory and Supplies	150	250
Capital Expenditures	17	23
Other	491	584
	$9,236	$9,285

14. Legal and U.S. Regulatory Proceedings

To date, thirteen putative class action antitrust lawsuits have been filed against the Company along with co-defendants, including Taro Pharmaceuticals U.S.A., Inc. and Perrigo New York Inc., regarding the pricing of generic pharmaceuticals, including econazole nitrate. The class plaintiffs seek to represent nationwide or state classes consisting of persons who directly purchased, indirectly purchased, paid and/or reimbursed patients for the purchase of generic pharmaceuticals from as early as July 1, 2009 until the time the defendants’ allegedly unlawful conduct ceased or will cease. The class plaintiffs seek treble damages for alleged overcharges during the alleged period of conspiracy, and certain of the class plaintiffs also seek injunctive relief against the defendants. The actions have been consolidated by the Judicial Panel on Multidistrict Litigation to the U.S. District Court, Eastern District of Pennsylvania for pre-trial proceedings as part of the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter. On October 16, 2018 the court dismissed the class plaintiffs’ claims against the Company with leave to replead. On December 21, 2018 the class plaintiffs filed amended complaints, which the Company moved to dismiss on February 21, 2019. On December 19, 2019 certain class plaintiffs filed a further complaint that included additional claims against the Company based on the Company’s sales of fluocinolone acetonide. On October 16, 2020 and October 21, 2020, class plaintiffs amended or moved to amend their complaints to add additional allegations, mooting the motion to dismiss.

“Opt-out” antitrust lawsuits have additionally been filed against the Company by various plaintiffs, including Humana Inc.; The Kroger Co. et al.; United HealthCare Services, Inc.; Molina Healthcare, Inc.; MSP Recovery Claims, Series LLC; Health Care Service Corp.; Harris County, Texas; Rite Aid Corporation; JM Smith Corporation; and Suffolk County, New York. These complaints have been consolidated into the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter in the U.S. District Court, Eastern District of Pennsylvania by the Judicial Panel on Multidistrict Litigation. Each of the opt-out complaints names several dozen defendants (including the Company) and involves allegations regarding the pricing of econazole (and in some cases fluocinolone acetonide) along with up to 180 other drug products, most of which were not manufactured or sold by the Company during the period at issue. The opt-out plaintiffs seek treble damages for alleged overcharges for the drug products identified in the complaint during the alleged period of conspiracy, and some also seek injunctive relief. A motion to dismiss the Humana Inc. and The Kroger Co., et al. opt-out complaints was filed on February 21, 2019 and remains pending.

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

In addition, on June 3, 2020, a putative class action lawsuit was filed in the Federal Court of Canada against the Company and its Canadian subsidiary, Teligent Canada, along with over fifty other pharmaceutical defendant companies. The Canadian lawsuit alleges that the generic drug manufacturer defendants conspired to allocate the Canadian market and customers, fix prices and maintain the supply of generic drugs in Canada to artificially maintain market share and higher generic drug prices in violation of Canada’s Competition Act. In terms of the Company and Teligent Canada, without limiting the general allegation of a general conspiracy over the generic drug market, the lawsuit specifically asserts allegations in relation to econzaole dating back to September 2013 and continuing to the present. The representative individual plaintiff seeks to represent a class comprised of all persons and entities in Canada who, from January 1, 2012 to the present, purchased generic drugs in the private sector (i.e. purchases made by individuals out-of-pocket and by individuals and businesses through private drug plans). The plaintiff is alleging aggregate damages of CDN$2.75 billion for harm caused to class members being charged increased prices as a result of the alleged conspiracy. The Canadian lawsuit is at a very early stage and the Company is unable to form a judgment at this time as to whether an unfavorable outcome is probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes this lawsuit is without merit and it intends to vigorously defend against the claim.

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

On December 13, 2018, Valdepharm SA filed a lawsuit in the U.S. District Court, District of New Jersey in the U.S. District Court, District of New Jersey alleging that the Company breached contracts regarding two drug products that the Company had sought to have Valdepharm manufacture. On February 12, 2019 the Company answered the complaint and counterclaimed, alleging that Valdepharm breached the contracts by failing to perform its work in compliance with FDA regulations and current Good Manufacturing Practices. Each party seeks damages associated with the alleged breach and related claims. On April 23, 2020 the court largely denied Valdepharm’s motion to dismiss Teligent’s counterclaims. Following two court sanctioned mediations, in the interest of avoiding the costs and uncertainty of further protracted litigation, we have agreed to a structured settlement with Valdepharm pursuant to which we will pay them approximately $0.3 million during the fourth quarter of 2020 in exchange for a dismissal of the action with prejudice and the exchange of mutual releases.

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

Due to the early stage of these shareholder cases, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes these cases are without merit and it intends to vigorously defend against these claims.

On June 18, 2020, the State of New Mexico filed a lawsuit in the 1st Judicial District Court, County of Santa Fe, State of New Mexico against various brand drug manufacturers, generic drug manufacturers, and stores that manufactured, designed, distributed, supplied, marketed, promoted, advertised, and/or sold ranitidine and/or Zantac® to New Mexico residents. The lawsuit alleges that these products contain unsafe levels on N-Nitrosodimethylamine (NDMA), a known carcinogen. It further alleges that Defendants withheld the known dangers of the products from the U.S. Food and Drug Administration (“FDA”) and knew or should have known of various studies demonstrating that Zantac®/ranitidine products contained and/or produced levels of NDMA well above FDA’s daily acceptable limit of 90ng. As to the Company specifically, New Mexico states that the Company maintains an active pharmacy wholesaler license in New Mexico and manufactures injectable prescription Zantac which is sold into New Mexico through its aforementioned license. It asserts that the Company created a public nuisance and was also negligent in its sale of this product. As to the public nuisance claim, New Mexico seeks unspecified funding for a statewide medical monitoring program. As to the negligence claim, New Mexico seeks unspecified monetary damages. Due to the early stage of this case and because the Company has not yet been served, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss, if any. The Company believes this case to be without merit and it intends to vigorously defend against these claims once it is served.

On November 12, 2020, the Mayor and City Council of Baltimore filed a lawsuit in the Circuit Court of Maryland for Baltimore City against various brand drug manufacturers, generic drug manufacturers, and stores that manufactured, designed, distributed, supplied, marketed, promoted, advertised, and/or sold ranitidine and/or Zantac® to Baltimore, MD residents. The lawsuit alleges that these products contain unsafe levels on N-

Nitrosodimethylamine (NDMA), a known carcinogen. It further alleges that Defendants withheld the known dangers of the products and/or knew or should have known of various studies demonstrating that Zantac®/ranitidine products posed serious health risks. As to the Company specifically, the Mayor and City Council of Baltimore state that the Company maintains an active pharmacy wholesaler license in Maryland and manufactures injectable prescription Zantac which was sold by retailers and supplied by distributors with Baltimore locations during the relevant period. It asserts that the Company created a public nuisance and was also negligent in its sale of this product. As to the common law public nuisance claim, the Mayor and City Council of Baltimore seek unspecified funding for a citywide medical monitoring program. As to the common law negligence claim, the Mayor and City Council of Baltimore seek unspecified monetary damages. Due to the early stage of this case, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss, if any. The Company believes this case to be without merit and it intends to vigorously defend against these claims once it is served.

15. Subsequent Events

On September 8, 2020, the Company entered into a letter of intent to execute a Business Transfer Agreement with The J. Molner Company OU, a corporation organized and existing under the laws of Estonia, which the former President and Chief Executive Officer Jason Grenfell Gardner has ownership in to sell certain assets held in the company’s Estonia entity. The transaction closed on October 23, 2020 for the purchase price of $125,000 less a credit of $5,675 for transition services to complete all local audits as required by Estonia laws before the agreement date.

On November 24, 2020, the Company received a notice (the “Notice”) from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Requirement”) as a result of the Company not having timely filed its Quarterly Report on Form 10-Q for the three months ended September 30, 2020 (“Form 10-Q”) with the Securities and Exchange Commission. The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock.

On December 4, 2020, the Company received a notice (the “Notice”) from The Nasdaq Stock Market informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has 180 calendar days, or until June 2, 2021, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by June 2, 2021, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and on management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations of management and are not guarantees of future performance, and involve certain risks, uncertainties, and assumptions, which are difficult to predict. These risks and uncertainties include, without limitation:

•our capital resources are not currently sufficient for us to meet our obligations as they become due, and there is substantial doubt about our ability to continue as a going concern;

•our substantial indebtedness coupled with our significant losses and negative cash flows makes it unlikely that we will be able to generate cash sufficient to repay our indebtedness;

•if we fail to comply with the financial covenants contained in our Senior Credit Facilities, our senior lenders could accelerate all amounts owing thereunder which, in turn, could result in the acceleration of all amounts owing under our 2023 Series C Secured Convertible Notes and the 2023 Series D Convertible Notes;

•if we fail to maintain compliance with the continued listing standards of Nasdaq, it may result in the delisting of our common stock from the Nasdaq Global Select Market and in the acceleration of amounts owing under our 2023 Series C Secured Convertible Notes, our 2023 Series D Convertible Notes and our Senior Credit Facilities;

•in the event we pursue an in-court bankruptcy restructuring, we will be subject to the risks and uncertainties associated with bankruptcy proceedings, including the potential delisting of our common stock from trading on the Nasdaq Global Select Market and all notes becoming due and payable; and

•issues identified by the FDA in its warning letter and additional product quality issues identified by the Company will have a negative impact on the Company’s business, financial position and results of operations, and cash flows

In addition, these risks and uncertainties include competitive factors, outsourcing trends in the pharmaceutical industry, the general economic conditions in the markets in which the Company operates, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of product development agreements or the loss of customers and other factors described in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section as set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated below in this Quarterly Report on Form 10-Q. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The forward-looking statements set forth herein speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. The Company operates its business under one reportable segment.

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

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we currently market thirty-eight generic topical pharmaceutical products and four branded injectable pharmaceutical products. We have received FDA approvals for thirty-six topical generic products from our internally developed pipeline and we have seventeen Abbreviated New Drug Applications, ("ANDAs") submitted to the FDA that are awaiting approval. In Canada, we sell thirty-six generic and branded generic injectable products and medical devices. In addition, we have 45 product candidates at various stages of our development pipeline. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, ("OTC"), and cosmetic markets. We operate our business under one segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, Mississauga, Canada, and Tallinn, Estonia. As of September 30, 2020, we decided to reposition the research and development operation mainly performed at our Tallinn, Estonia office to our US manufacturing site at Buena, New Jersey and consequently to dissolve our Estonia operation.

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

For the three months ended September 30, 2020, three customers accounted for 47% of the Company’s revenue consisting of 21%, 13% and 13%, respectively. For the three months ended September 30, 2019, two of the Company’s customers accounted for 47% of the Company’s revenue, consisting of 35% and 12%, respectively. For the nine months ended September 30, 2020, two of the Company’s customers accounted for 34% of the Company’s revenue, consisting of 22% and 12%, respectively. For the nine months ended September 30, 2019, two of the Company’s customers accounted for 48% of the Company’s revenue, consisting of 29% and 19%, respectively. Accounts receivable related to the Company’s major customers comprised 46% of all accounts receivable as of September 30, 2020 and 47% as of September 30, 2019, respectively. The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended September 30, 2020, approximately 55% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 0% of total contract manufacturing revenue for the three months ended September 30, 2019. For the nine months ended September 30, 2020, approximately 42% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 53% of total contract manufacturing revenue for the nine months ended September 30, 2019. None of our contract manufacturing services customers represented greater than 10% of total revenue for the three and nine months ended September 30, 2020 and 2019, respectively.

FDA Warning Letter and Quality Issues

The Company received a warning letter from the FDA in November 2019 relating to the Company’s Buena, NJ manufacturing facility resulting from an inspection at such facility from April 2, 2019 to May 20, 2019. The warning letter cited issues regarding out-of-specification test results, the Company’s stability program, its complaint handling, and drug product validation issues. The Company investigated the issues with the assistance of a consultant, responded to the FDA in December 2019 and March 2020, and submitted a final closeout letter on April 12, 2020. On August 13, 2020, the Company received an additional comment letter from the FDA in which the FDA indicated that it had reviewed the Company’s responses and deemed them to be inadequate as the Company failed to address and/or provide supporting documentation to several of the concerns raised in the warning letter. The Company has since submitted response letters to the FDA outlining certain changes in its practices, submitting additional documentation to support previous and ongoing independent assessments, and providing additional detail on ongoing remediation projects (including comprehensive product quality assessments) to ensure all of the Company’s products are safe, effective and compliant.

As part of the Company’s efforts to remediate the issues identified in the FDA’s warning letter and to strengthen its quality systems, the Company has undertaken a comprehensive review of all of its products that it anticipates being complete during the fourth quarter of 2020. While the review did not identify material issues with many of the Company’s products, it did identify issues of non-conformance with respect to certain products that the Company is actively reviewing and remediating. The Company believes there will be supply disruptions or process changes with respect to these products including product recalls, long-term production pauses, short-term clear path to market production pauses, and continued production with minor process corrections. The Company believes disruptions with respect to certain of its products and the diversion of resources to remediate the product quality issues will have a negative impact on the Company’s business, financial position, operating results and cash flows during the fourth quarter of 2020 and during 2021, including reducing its revenue, negatively impacting operating/(loss), and possibly resulting in impairment and other charges. Further, the Company anticipates that the FDA’s issuance of the warning letter and review of the Company’s processes will continue to delay the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility. The continued failure to address the issues identified by the FDA in its warning letter and those subsequently identified by the Company in its comprehensive product quality review as well as the continued delay in obtaining the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility will have a negative impact on the Company’s business, financial position, operating results and cash flows.

COVID-19 Pandemic Update:

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

The Company's first quarter financial results and anticipated future results had been negatively impacted due to COVID-19. Under the provisions of ASC 360-10-55, the Company continues to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company performs the analysis by comparing the expected future cash flows of the assets to the carrying value of the related long-lived assets. The Company recorded impairment charges of $8.4 million in the first quarter of 2020 related to trademarks and technology of $4.9 million and product acquisition costs of $3.5 million (Note 10). There were no changes to the assumptions made at the first quarter of this year that would suggest further impairment. The Company did not have impairment triggers related to the long-lived assets after the first quarter of this year.

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

On May 15, 2020, the Company received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program ( the "Government Grant Advance") and has been utilizing the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven. The Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments until the date of forgiveness or 24 weeks from the date when the fund was received by the Company. According to ASC 450-30, Gain Contingencies, the Company recorded the $3.4 million of proceeds in the Government Grant Advance line on its Condensed Consolidated Balance Sheet as of September 30, 2020. The Company will record the related earnings impact on its Condensed Consolidated Statement of Operations in the period when the associated conditions attached to the Advance are reasonably assured to be met.

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

In order to preserve cash and align manufacturing-related resources with downward adjustments made to its production schedule, the Company initiated a reduction in force at its Buena, NJ manufacturing facility effective June 19, 2020. In connection with the reduction, the Company terminated 53 employees and furloughed another 15 employees. The Company’s employee base after these actions and a company-wide effort to reduce recruitment is down 31% from the start of the year. The associated one-time employee severance costs totaled $0.3 million and are reflected in primarily cost of revenues and the product development and research expenses in the Company’s Condensed Consolidated Statement of Operations in the nine months ended September 30, 2020. In addition, the company decided to shift its research and development operation being performed in its Tallinn, Estonia office to its US manufacturing site at Buena, New Jersey and subsequently to wind-down its Estonia operation. In September of 2020, the Company entered into a letter of intent with its former Chief Executive Officer to sell certain of Estonia's assets, primarily lab machinery, equipment and office furniture for a sales price of $125 thousand in cash.

The Company markets a portfolio of FDA-approved medicines, including several generic alternatives in the United States. These products include both injectable and topical prescription medicines. From late March to the end of April 2020, several data sources suggested that patient visits to the dermatologist in the United States were down more than 50% in comparison to the typical number of dermatologist visits realized prior to shelter-in-place guidelines. As a consequence of COVID-19, dermatology visits are still down vs. pre-pandemic levels. But, as shelter-in-place guidelines across the country were relaxed, several data sources reflected an increase in dermatology visits to approximately 80% of normal visits pre COVID-19 and thus patient demand for topical pharmaceutical products. Since June, there have been positive signs that the market for dermatology pharmaceutical products is rebounding driven by increased 90-day prescription refills approved by the Pharmacy Benefit

Managers and the emergence of stronger telehealth networks. In fact, since mid-June data sources have shown the category return to 85% of pre-pandemic levels. Teligent sales have mostly mirrored these increases, although percentages vary by product. The Company remains cautiously optimistic given the consequences of COVID-19 in some locations have proven to change rapidly. Due to the level of uncertainty and potential consequences of less stringent guidelines, it is still extremely challenging to predict the pace of the anticipated increase and whether or not there might be a second wave of decline.

Product and Pipeline Approvals

There were no significant approvals announced in 2020 to date.

Results of Operations

Three months ended September 30, 2020 compared to September 30, 2019

We had net loss of $0.5 million, or $0.08 per share, for the three months ended September 30, 2020 (the "Current Period"), compared to a net loss of $7.1 million, or $1.32 per share, for the three months ended September 30, 2019 (the "Prior Period"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales.

Revenues:

	Three Months Ended September 30,		Increase/(Decrease)
Components of Revenue:	2020	2019	$	%
Product sales, net	$14,239	$18,395	$(4,156)	(23)%
Research and development services and other income	100	71	29	41%
Total Revenues	$14,339	$18,466	$(4,127)	(22)%

Total revenues decreased by 22% to $14.3 million in the Current Period from the $18.5 million recorded in the Prior Period. The $4.1 million decrease in comparison to the Prior Period was driven primarily by a net reduction of $0.8 million in our US Sales due to lost contract volume and incremental price erosion amid pandemic and a $3.4 million decrease in Canadian revenues due to supply constraints.

Research and development services and other revenues will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Three Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
Cost of revenues	$14,225	$11,186	$3,039	27%
Selling, general and administrative expenses	6,543	5,007	1,536	31%
Product development and research expenses	2,370	2,064	306	15%
Totals costs and expenditures	$23,138	$18,257	$4,881	27%

Cost of revenues increased by 27% to $14.2 million in the Current Period in comparison to the $11.2 million reported in the Prior Period. The deteriorated gross profit in the Current Period was mainly attributable to build in inventory reserves and increased absorption allocations due to lower contract volume and price erosion in light of COVID-19.

Selling, general and administrative expenses in the Current Period increased by $1.5 million to $6.5 million as compared to a $5.0 million in the Prior Period. The increase was primarily due to i) a $0.9 million increase in bad debt expenses, ii) a $0.8 million increase in consulting fees, partially offset by iii) a $0.2 million decline in personnel costs.

Product development and research expenses were $2.4 million in the Current Period and $2.1 million in the Prior Period, The change was primarily due to a $0.9 million increase in write off of material costs associated with research and development activities and a $0.1 million increase in occupancy due to the write down of the Estonia fixed assets as part of the Business

Transfer Agreement (Note 15), partially offset by declined personnel costs of $0.5 million and reduced outside testing of $0.2 million.

Other (Expense) Income, net:

	Three Months Ended September 30,		(Increase)/Decrease
	2020	2019	$	%
Interest and other expense, net	$(8,056)	$(5,160)	$(2,896)	(56)%
Foreign currency exchange gain/(loss)	1,856	(2,167)	4,023	(186)%
Gain on debt restructuring	10,882	—	10,882	(100)%
Inducement loss	(701)	—	(701)	(100)%
Change in the fair value of derivative liabilities	4,326	—	4,326	(100)%
Other (expense) income, net	$8,307	$(7,327)	$15,634	213%

The net increase in interest and other expense in the Current Period of $2.9 million is related to the increase in total debt and a higher cost of capital.

Foreign exchange gain of $1.9 million in the Current Period was mainly related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The gain on debt restructuring and inducement loss of $10.2 million in the Current Period is due to the exchange of Series A and Series B Convertible Notes for Series C and Series D Convertible Notes in the amount of $8.2 million as well as the conversion of Series D Convertible Notes in the amount of $2.0 million.

The change in the fair value of derivatives of $4.3 million was related to a $5.6 million gain on the Senior Credit Facilities offset by a $1.3 million loss on the Senior C Notes.
Net loss attributable to common stockholders (in thousands, except per share numbers):

	Three Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
Net loss attributable to common stockholders	$(510)	$(7,113)	$(6,603)	(93)%
Basic loss per share	$(0.08)	$(1.32)	$(1.24)	94%

Net loss for the Current Period was $0.5 million as compared to a net loss of $7.1 million of the Prior Period. The decrease was primarily due to a decrease in revenues of $4.1 million, an increase in interest expense of $2.9 million, a $4.9 million increase in cost and expenses, offset by the gain on debt restructuring and inducement loss of $10.2 million, change in the fair value of derivative liabilities of $4.3 million and a $4.0 million increase on foreign currency exchange gain, as discussed above.

Nine months ended September 30, 2020 compared to September 30, 2019

We had a net loss of $41.7 million, or $7.32 per share, for the nine months ended September 30, 2020 (the "Current Year"), compared to a net loss of $19.8 million, or $3.68 per share, for the nine months ended September 30, 2019 (the "Prior Year"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales.

Revenues:

	Nine months ended September 30,		Increase/(Decrease)
Components of Revenue:	2020	2019	$	%
Product sales, net	$34,910	$49,688	$(14,778)	(30)%
Research and development services and other income	462	241	221	92%
Total Revenues	$35,372	$49,929	$(14,557)	(29)%

Total revenues decreased by 29% to $35.4 million of the Current Year from the $49.9 million reported in the Prior Year. The decrease of $14.6 million was driven primarily by a net reduction of $8.7 million in US sales due to lost contract volume and incremental price erosion and a decrease of $5.9 million in Canadian revenues due to supply constraints.

Research and development services and other revenues may not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Nine months ended September 30,		Increase/(Decrease)
	2020	2019	$	%
Cost of revenues	$33,919	$28,346	$5,573	20%
Selling, general and administrative expenses	18,249	15,707	2,542	16%
Impairment charges	8,373	—	8,373	100%
Product development and research expenses	6,050	7,721	(1,671)	(22)%
Totals costs and expenditures	$66,591	$51,774	$14,817	29%

Cost of revenues increased by 20% to $33.9 million of the Current Year from a $28.3 million of the Prior Year. The deteriorated gross margin resulted from continued inventory management/build and decreased volume lowering fixed cost absorption and product mix changes in light of COVID-19 this year.

Selling, general and administrative expenses in the Current Year increased by $2.5 million to $18.2 million as compared to $15.7 million reported in the Prior Year. The increase was primarily due to i) increased bad debt expenses of $1.2 million, ii) increased personnel costs of $0.9 million, iii) increased consulting services of $0.8 million and iv) increased legal fees and other of $0.5 million, partially offset by v) reduced ANDA filing fees of $ 0.5 million, vi) decrease in audit fees of $0.2 million and vii) reduced travel expenses of $0.2 million.

An intangible assets impairment charge was recorded in the Current Year of $8.4 million related to trademark and technology of $4.9 million and product acquisition costs of $3.5 million. There were no impairment charges in the Prior Year.

Product development and research expenses decreased by $1.7 million to $6.0 million as compared to $7.7 million reported in the Prior Year. The decrease in product development and research expenses was primarily due to i) a $ 1.3 million of reduced personnel costs, ii) a $0.7 million of reduced outside testings, iii) reduced ANDA filings, lab supplies, occupancy and business insurance expenses aggregated to $0.5 million, partially offset by iv) a $0.9 million increase in write off of material costs associated with research and development activities.

Other (Expense) Income, net:

	Nine months ended September 30,		(Increase)/Decrease
	2020	2019	$	%
Interest and other expense, net	$(21,452)	$(15,262)	$(6,190)	41%
Foreign currency exchange gain/(loss)	2,384	(2,458)	4,842	(197)%
Gain on debt restructuring	10,882	—	10,882	100%
Inducement loss	(701)	—	(701)	100%
Change in the fair value of derivative liabilities	(1,523)	—	(1,523)	100%
Debt partial extinguishment of 2019 Notes	—	(185)	185	(100)%
Other (expense) income, net	$(10,410)	$(17,905)	$7,495	(42)%

Interest and other expense, net increased in the Current Year primarily due to the increase in interest expense of $6.2 million related to our current debt structure.

Foreign exchange gain of $2.4 million in the Current Year was related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The gain on debt restructuring and inducement loss of $10.2 million in the Current Period is due to the exchange of Series A and Series B Convertible Notes for Series C and Series D Convertible Notes in the amount of $8.2 million as well as the conversion of Series D Convertible Notes in the amount of $2.0 million.

The change in the fair value of derivatives of $1.5 million included a $1.2 million loss on the derivative liability pertaining to the Series C Notes, a $0.8 million loss on the Warrants, partially offset by a $0.5 million gain on the 2023 Series B Notes in the Current Year (Note 9).

Debt partial extinguishment of the 2019 Notes was zero in the Current Year compared to $0.2 million in the Prior Year.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Nine months ended September 30,		Increase/(Decrease)
	2020	2019	$	%
Net loss attributable to common stockholders	$(41,678)	$(19,826)	$21,852	110%
Basic loss per share	$(7.32)	$(3.68)	$3.64	99%

Net loss for the Current Year was $41.7 million as compared to a net loss of $19.8 million reported in the Prior Year. The decline was due primarily to a decrease in revenues of $14.6 million, an increase in cost and expenses of $14.8 million, an increase in interest expense of $6.2 million, the derivative liability increase of $1.5 million offset by the gain on debt restructuring and inducement loss of $10.2 million and a $4.8 million increase of foreign exchange gain, as stated above.

Liquidity and Capital Resources

The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, we had an accumulated deficit of $163.2 million, total principal amount of outstanding borrowings of $198.8 million, and limited capital resources to fund ongoing operations at September 30, 2020. These capital resources were comprised of cash and equivalents of $10.4 million at September 30, 2020 and the generation of cash inflows from working capital. The Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure including, but not limited to, making significant changes to its operating plan, pursuing a merger or other transaction involving a change of control, or restructuring its outstanding debt via out of court or in court methods, including the pursuit of a plan of reorganization which would be filed under Chapter 11 of the U.S. Bankruptcy Code and/or ceasing its operations. However, the Company cannot provide assurances that additional capital will be available when needed or that any strategic alternatives or restructuring pursued will be on acceptable terms.

The Company’s liquidity needs have typically arisen from the funding of its new manufacturing facility, product manufacturing costs, research and development programs, and the launch of new products. In the past, the Company has met these cash requirements through cash inflows from operations, working capital management, and proceeds from borrowings discussed in Note 8. Although the construction of the Company’s new manufacturing facility was substantially completed in October 2018, additional investment was made in order to prepare the facility and the Company’s employees for a prior approval inspection from the FDA for the new injectable line. The Company’s liquidity has been negatively impacted in 2020 as a result of the COVID-19 pandemic, and the Company believes its liquidity will be negatively impacted during the fourth quarter of 2020 and during 2021 by disruptions with respect to certain of its products and the diversion of resources to remediate the product quality issues identified in connection with the Company’s response to the FDA’s warning letter. In addition, the Company expects to continue to incur significant expenditures for the development of new products in its pipeline, and the manufacturing, sales and marketing of its existing products. As described above, notwithstanding the Company’s significant current liquidity needs, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all.

The $5.8 million decrease in our cash during the nine months ended September 30, 2020 was mainly to support our operational activities, which included continued inventory management/build to help avoid failure-to-supply fees and normal timing differences in working capital balances. In addition, we had an accumulated deficit of $163.2 million as of September 30, 2020, inclusive of a $41.7 million net loss in this year.

2023 Series A Convertible Notes

In the beginning of 2019, the Company used a total of $2.7 million of proceeds from the Senior Credit Facilities to repurchase a portion of the remaining 2019 Convertible 3.75% Senior Notes. The repurchase of the 2019 Convertible 3.75% Senior Notes was considered a debt extinguishment under ASC 470-50. The 2019 Convertible 3.75% Senior Notes were accounted for under cash conversion guidance ASC 470-20, which required the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $2.7 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $0.2 million extinguishment loss in the Condensed Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which was already net of any unamortized debt issuance costs). The reduction of Additional Paid in Capital in connection with this extinguishment was immaterial. The Company settled the remaining 2019 Convertible 3.75% Senior Notes of $13.0 million in principal upon its maturity in December 2019.

Following the issuance of the 2023 Series D Convertible Notes described below, all amounts owing with respect to the 2023 Series A Convertible Notes had been extinguished through exchange of 2023 Series C and 2023 Series D Convertible Notes (see below).

2023 Series B Convertible Notes

On October 31, 2019, the Company closed its offering of the 2023 Series B Convertible Notes. The 2023 Series B Convertible Notes were scheduled to mature in May 2023 and were convertible at the option of the holder at any time prior to their maturity. The initial conversion price was $7.20 per share, subject to adjustment under certain circumstances.

As part of the offering, the Company entered into agreements with certain holders of its existing 2023 Series A Convertible Notes to exchange $9.0 million of the 2023 Series A Convertible Notes for $5.1 million of the 2023 Series B Convertible Notes.

The gross cash proceeds of approximately $29.3 million from the financing were used to extinguish the Company’s existing 2019 Convertible 3.75% Senior Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. The net proceeds from the financing were $26.9 million after deducting a total of $2.3 million of the initial purchasers’ discounts and professional fees associated with the transaction. The 2023 Series B Convertible Notes bore interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also had an option, and agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. The Company elected the paid-in-kind interest option and increased the principal balance of the 2023 Series B Convertible Notes by $0.6 million and $2.0 million during the three months and nine months ended September 30, 2020.

Following the issuance of the 2023 Series D Convertible Notes described below, all outstanding debt with respect to the 2023 Series B Convertible Notes had been extinguished through exchange of 2023 Series C and 2023 Series D Convertible Notes (see below).

2023 Series C Secured Convertible Notes

On July 20, 2020, the Company completed the sale and issuance of $13.8 million aggregate principal amount of 2023 Series C Secured Convertible Notes. After taking into account an original issue discount and other fees payable to the Purchasers, the Company received net cash proceeds of approximately $10.0 million, which the Company is using for general corporate purposes.

The Company also issued approximately $32.3 million in aggregate principal amount of 2023 Series C Secured Convertible Notes in exchange for approximately $35.9 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding 2023 Series B Convertible Notes, giving effect to a 10% discount on the principal amount of the 2023 Series B Convertible Notes exchanged. In addition, the Company issued approximately $3.7 million in aggregate principal amount of 2023 Series C Secured Convertible Notes in exchange for approximately $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding 2023 Series A Convertible Notes, giving effect to a 55% discount on the principal amount of the 2023 Series A Convertible Notes exchanged.

Interest on the 2023 Series C Secured Convertible Notes accrues at the rate of 9.5% per annum and is payable in kind and capitalized with principal semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2023 Series C Secured Convertible Notes will mature on March 30, 2023, unless earlier converted or repurchased and are subordinate to the indebtedness under the Senior Credit Facilities. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series C Secured Convertible Notes by $0.5 million in the three months ended September 30, 2020. The Company has agreed to use its commercially reasonable best efforts to obtain the approval of its stockholders that is required under applicable Nasdaq rules and regulations to permit holders of the 2023 Series C Secured Convertible Notes to beneficially own shares of common stock without being subject to the Nasdaq Change of Control Cap. In the event that the Company did not obtain such stockholder approval at an annual or special meeting of its stockholders on or before October 31, 2020, holders of a majority in aggregate principal amount of outstanding 2023 Series C Secured Convertible Notes may elect to increase the interest rate payable on the 2023 Series C Secured Convertible Notes to 18.0% per annum until such stockholder approval is obtained, which will continue to be paid in kind in the form of additional principal with respect to any applicable period in which the increased interest rate remains in effect. Pursuant to a notice dated November 2, 2020, the holders of a majority in principal amount of the outstanding 2023 Series C Secured Convertible Notes elected to increase the interest rate payable on the 2023 Series C Secured Convertible Notes from 9.5% to 18.0%. The Company convened and adjourned a special meeting of stockholders on October 22, 2020, and further adjourned such special meeting on November 11, 2020 and November 25, 2020 due to a lack of quorum. The special meeting of stockholders is currently rescheduled for December 16, 2020, pursuant to which the stockholders of the Company are being asked to approve the holders of the 2023 Series C Secured Convertible Notes beneficially owning shares of common stock without being subject to the Nasdaq Change of Control Cap. If the holders of the Company’s common stock approve the proposal, the interest rate payable on the 2023 Series C Secured Convertible Notes will be decreased to 9.5% on such date.

2023 Series D Convertible Notes

On September 22, 2020, the Company completed the issuance of approximately $27.5 million aggregate principal amount of 2023 Series D Convertible Notes in exchange for approximately $59.0 million in aggregate principal amount, plus accrued but unpaid interest, of 2023 Series A Convertible Notes, giving effect to a 53.4% discount on the principal amount of the 2023 Series A Convertible Notes exchanged. The Company also issued approximately $0.4 million aggregate principal amount of the 2023 Series D Convertible Notes in exchange for approximately $0.5 million in aggregate principal amount, plus accrued but unpaid interest, of the Company’s outstanding 2023 Series B Convertible Notes, giving effect to a 31.9% discount on the principal amount of the 2023 Series B Convertible Notes exchanged.

Following the issuance of the 2023 Series D Convertible Notes, all amounts owing with respect to the 2023 Series A Convertible Notes and 2023 Series B Convertible Notes had been paid and the related indentures and the Company’s obligations thereunder were satisfied and discharged.

Senior Credit Facilities

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

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A. In January 2019, the Company drew $5.0 million and subsequently the remaining $5.0 million under the Revolver were drawn down by the Company in April 2019. On September 18, 2019, pursuant to terms of the First Lien Credit Agreement, the Company borrowed an advance in the aggregate principal amount of $2.5 million (the "Protective Advance"). The Protective Advance is a secured Obligation under the First Lien Credit Agreement and bears interest at the rate applicable to the Revolver. The Protective Advance was subsequently repaid in November 2019 along with a repayment fee of $0.1 million. The Company drew down the remaining $10.0 million under its borrowing capacity of Delayed Draw Term Loan A before its expiry in December of 2019. The $15.0 million Delayed Draw Term Loan B expired upon the issuance of the Series B Notes, prior to the Company drawing down any monies.

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $3.5 million and $19.2 million for the three months and since inception through the period ended September 30, 2020, respectively.

On April 6, 2020, the Company entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans (the "Amendment 4"), effective as of December 31, 2019 (together, the “April 2020 Amendments”). The April 2020 Amendments together, among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. The additions and changes to financial covenants set forth in the April 2020 Amendments: (i) add a new minimum net revenue covenant that is tested on the last day of each fiscal quarter from March 31, 2020 until the quarter ending December 31, 2020, (ii) reset a minimum consolidated adjusted EBITDA covenant that is tested on the last day of each fiscal quarter ending during the period from March 31, 2021 to maturity, (iii) eliminate a total net leverage covenant and (iv) add a minimum liquidity covenant tested at all times during the term of the Senior Credit Facilities.

The associated increases in interest rates were effective as of April 6, 2020. The Revolver bears interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.5% or a rate based on the prime rate plus a margin of 4.5%, with a LIBOR floor of 1.5%. The Term Loans bear interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13.0% or a rate based on the prime rate plus a margin of 12.0%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind.

Both April 2020 Amendments provide that in the event of receipt of net proceeds from a disposition triggering a mandatory prepayment, net proceeds of such disposition will be applied as follows: (i) first, to be retained by the Company or applied to amounts outstanding under the First Lien Credit Agreement until such time as liquidity of the Company and its subsidiaries equals $10.0 million, (ii) next to amounts outstanding under the Revolver (without a permanent reduction in the revolving loan commitments of the lenders) until such amounts are paid in full (with the first lien administrative agent having the right to waive such prepayment, in which event, such net proceeds are applied to amounts outstanding under the Second Lien Credit Agreement), and (iii) finally, to amounts outstanding under the Term Loans. In addition, pursuant to the Revolver, the Company has agreed at all times to maintain book cash of the Company and its subsidiaries not in excess of $10.0 million with any excess being required to prepay the outstanding obligations under the Revolver.

After giving effect to the April Amendments, the effective interest rates, inclusive of the debt discounts and issuance costs for the Initial Term Loan and Delayed Draw Term Loan A were between 16.6% and 17.7% and for the various borrowing tranches of the Revolver, were between 9.6% and 10.9%.

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of September 30, 2020, all 538,995 Warrants remain outstanding (Note 9).

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

On July 20, 2020, the Company entered into (i) a Consent and Amendment No. 3 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), and (ii) a Consent and Amendment No. 5 to Second Lien Credit Agreement (the “Second Lien Amendment”). The First Lien Amendment amended the First Lien Credit Agreement to, among other things, (i) permit the issuance of the New 2023 Notes and the other transactions contemplated by the indenture related thereto, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants and (iv) modify certain financial covenants. The July 2020 Second Lien Amendment amended the Second Lien Credit Agreement to, among other things, (i) permit the issuance of the New 2023 Notes and the other transactions contemplated by the indenture related thereto, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants, (iv) modify certain financial covenants and (v) extend the time period in which the Company may elect to pay interest in kind.

In connection with the transactions contemplated by the July 2020 Second Lien Amendment, the Company issued to the lenders party to the Second Lien Credit Agreement certain Warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for up to, in the aggregate, 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants are immediately exercisable upon issuance and will remain exercisable, in whole or in part, for a period of five years from the original issuance date. The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction. As of September 30, 2020, all 134,667 Warrants remain outstanding.

The Company was in compliance with its financial covenants as of September 30, 2020. However, the Company is at risk of failing the trailing twelve month Adjusted EBITDA covenant for the second quarter of 2021. If the Company fails to comply with its trailing twelve months revenue covenant, events of default under the First Lien Credit Agreement and the Second Lien Credit Agreement would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions of the indentures relating to the 2023 Series C Secured Convertible Notes and 2023 Series D Convertible Notes) may be accelerated. As such, the Company recorded a $5.6 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities. The Company reversed the event of default liability of in the third quarter of 2020 based on the 2023 Series C Secured Senior Notes offering which terminates the previous revenue covenant under the Senior Credit Facilities, according to which the Company recognized a $1.3 million loss in change in the fair value of the derivative liability line on the Condensed Consolidated Statement of Operations for nine months ended September 30, 2020 (Note 9).

Government Grant Advance

On May 15, 2020, the Company received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program ( the "Government Grant Advance") and has been utilizing the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven. The Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments until the date of forgiveness or 24 weeks from the date when the fund was received by the Company. According to ASC 450-30, Gain Contingencies, the Company expects the full balance of the Advance to meet the forgivable criteria, resulting in no gain or loss to be recognized.

Nasdaq Delisting Notice

In June 2019, the Company received a delisting notice from the Nasdaq due to its share price being below $1.00 for 30 consecutive trading days. The notice specified that the Company's share price must trade above $1.00 per share for ten consecutive trading days prior to December 2, 2019 in order to prevent its common stock from being delisted. For the 180 days preceding December 2, 2019, the Company's share price remained below $1.00. The Company requested a second 180-day extension. Nasdaq denied its request and the Company chose to file for an appeal. The Company was granted a hearing date for the end of January 2020. Subsequent to the appeal hearing, Nasdaq set a deadline of April 17, 2020 for the Company to regain compliance with Nasdaq’s continuing listing requirements. In early March 2020, the COVID-19 global pandemic triggered a significant decline in global capital markets, including Nasdaq. In light of this significant decline, the Company requested Nasdaq to reconsider the April 17, 2020 deadline. Nasdaq agreed to the Company’s request and set a new deadline to regain compliance by June 1, 2020. In response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq provided additional temporary relief ("Relief") from the continued listing bid price and market value of publicly held shares listing requirements through August 17, 2020. Under the Relief, the company had additional time to regain compliance with the Nasdaq through August 17, 2020. In January 2020, the Company’s Board of Directors and shareholders approved a reverse stock split in the range of any whole number between five (5) and ten (10) to one (1). On May 28, 2020, the Company effectuated a one-for-ten reverse stock split (Note 2). On June 18, 2020, the Company received a written notice from the Nasdaq that it had regained compliance with the Bid Price Requirement.

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

On November 24, 2020, the Company received a notice (the “Notice”) from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Requirement”) as a result of the Company not having timely filed its Quarterly Report on Form 10-Q for the three months ended September 30, 2020 (“Form 10-Q”) with the Securities and Exchange Commission. The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock.

On December 4, 2020, the Company received a notice (the “Notice”) from The Nasdaq Stock Market informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has 180 calendar days, or until June 2, 2021, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by June 2, 2021, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

The negative financial conditions described above raise substantial doubt about our ability to continue as a going concern as of September 30, 2020. To that end, and as described above, the Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure including, but not limited to, making significant changes to its operating plan, pursuing a merger or other transaction involving a change of control, or restructuring its outstanding debt via out of court or in-court methods, including the pursuit of a plan of reorganization which would be filed under Chapter 11 of the U.S. Bankruptcy Code and or ceasing its operations. However, the Company cannot provide assurances that additional capital will be available when needed or that any strategic alternatives or restructuring pursued will be on acceptable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our cash flows from operating, investing and financing activities, as reflected in the condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended September 30,
	2020	2019
Net cash provided by (used in)
Operating Activities	$(15,607)	$(8,661)
Investing Activities	$(3,164)	$(6,082)
Financing Activities	$12,592	$9,536

Operating Activities

Our operating activities used $15.6 million of cash and cash equivalents in the nine months ended September 30, 2020 mainly to support our operational activities, which included continued inventory management/build to help avoid failure-to-supply fees and normal timing differences in working capital balances.

Investing Activities

Our investing activities used $3.2 million of cash and equivalents during the nine months ended September 30, 2020, compared to $6.1 million used during the same period last year, which was used for the continued facility expansion in Buena, NJ.

Financing Activities

During the nine months ended September 30, 2020, our financing activities provided $12.6 million of cash and cash equivalents, which included $12.0 million of proceeds from the Series C Convertible Notes.

Our capital resources were comprised of cash and cash equivalents of $9.7 million and $15.5 million as of September 30, 2020 and December 31, 2019 respectively. We had working capital of $32.4 million and $45.0 million at September 30, 2020 and December 31, 2019, respectively.

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

On April 6, 2020, the Company entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans, effective as of December 31, 2019 (together, the “April 2020 Amendments”). The April 2020 Amendments together, among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. The additions and changes to financial covenants set forth in the April 2020 Amendments: (i) add a new minimum net revenue covenant that is tested on the last day of each fiscal quarter from March 31, 2020 until the quarter ending December 31, 2020, (ii) reset a minimum consolidated adjusted EBITDA covenant that is tested on the last day of each fiscal quarter ending during the period from March 31, 2021 to maturity, (iii) eliminate a total net leverage covenant and (iv) add a minimum liquidity covenant tested at all times during the term of the Senior Credit Facilities.

The associated increases in interest rates were effective as of April 6, 2020. The Revolver bears interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.5% or a rate based on the prime rate plus a margin of 4.5%, with a LIBOR floor of 1.5%. The Term Loans bear interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13.0% or a rate based on the prime rate plus a margin of 12.0%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $3.5 million and $19.2 million for the three months and since inception through the period ended September 30, 2020, respectively.

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post-reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the Condensed Consolidated Statements of Operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of September 30, 2020, all 538,995 Warrants remain outstanding (Note 9).

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

On July 20, 2020, the Company entered into (i) a Consent and Amendment No. 3 to First Lien Revolving Credit Agreement (the “July 2020 First Lien Amendment”), and (ii) a Consent and Amendment No. 5 to Second Lien Credit Agreement (the “July 2020 Second Lien Amendment”). The July 2020 First Lien Amendment amended the First Lien Credit Agreement to, among other things, (i) permit the issuance of the 2023 Series C Secured Convertible Notes and the other transactions contemplated by the indenture related thereto, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants and (iv) modify certain financial covenants. The July 202 Second Lien Amendment amended the Second Lien Credit Agreement to, among other things, (i) permit the issuance of the 2023 Series C Secured Convertible Notes and the other transactions contemplated by the indenture related thereto, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants, (iv) modify certain financial covenants and (v) extend the time period in which the Company may elect to pay interest in kind.

In connection with the transactions contemplated by the July 2020 Second Lien Amendment, the Company issued to the lenders party to the Second Lien Credit Agreement certain Warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for up to, in the aggregate, 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants are immediately exercisable upon issuance and will remain exercisable, in whole or in part, for a period of five years from the original issuance date. The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction. As of September 30, 2020, all 134,667 Warrants remain outstanding

On October 31, 2019, the Company closed its offering of the 2023 Series B Notes in the aggregate principal amount of $34.4 million (“2023 Series B Convertible Notes”). The 2023 Series B Convertible Notes will mature in May 2023 and are convertible at the option of the holder at any time prior to its maturity. The initial conversion price was $7.20 per share, subject to adjustment under certain circumstances. consider to remove the previous disclosure. The 2023 Series B Convertible Notes bear interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also has an option, and has agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series B Convertible by $2.0 million as of September 30, 2020. Following the issuance of the 2023 Series D Convertible Notes described below, all amounts owing with respect to the 2023 Series B Convertible Notes had been repaid and the related indenture and the Company’s obligations thereunder were satisfied and discharged.

On July 20, 2020, the Company completed the sale and issuance of $13.8 million aggregate principal amount of 2023 Series C Secured Convertible Notes. After taking into account an original issue discount and other fees payable to the Purchasers, the Company received net cash proceeds of approximately $10.0 million, which the Company is using for general corporate purposes.

The Company also issued approximately $32.3 million in aggregate principal amount of 2023 Series C Secured Convertible Notes in exchange for approximately $35.9 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding 2023 Series B Convertible Notes, giving effect to a 10% discount on the principal amount of the 2023 Series B Convertible Notes exchanged. In addition, the Company issued approximately $3.7 million in aggregate principal amount of 2023 Series C Secured Convertible in exchange for approximately $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding 2023 Series A Convertible Notes, giving effect to a 55% discount on the principal amount of the 2023 Series A Convertible Notes exchanged.

Interest on the 2023 Series C Secured Convertible Notes accrues at the rate of 9.5% per annum and is payable in kind and capitalized with principal semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2023 Series C Secured Convertible Notes will mature on March 30, 2023, unless earlier converted or repurchased and are subordinate to the indebtedness under the Senior Credit Facilities. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series C Secured Convertible Notes by $0.5 million in the three months ended September 30, 2020. The Company has agreed to use its commercially reasonable best efforts to obtain the approval of its stockholders that is required under applicable Nasdaq rules and regulations to permit holders of the 2023 Series C Secured Convertible Notes to beneficially own shares of common stock without being subject to the Nasdaq Change of Control Cap. In the event that the Company did not obtain such stockholder approval at an annual or special meeting of its stockholders on or before October 31, 2020, holders of a majority in aggregate principal amount of outstanding 2023 Series C Secured Convertible Notes may elect to increase the interest rate payable on the 2023 Series C Secured Convertible Notes to 18.0% per annum until such stockholder approval is obtained, which will continue to be paid in kind in the form of additional principal with respect to any applicable period in which the increased interest rate remains in effect. Pursuant to a notice dated November 2, 2020, the holders of a majority in principal amount of the outstanding 2023 Series C Secured Convertible Notes elected to increase the interest rate payable on the 2023 Series C Secured Convertible Notes from 9.5% to 18.0%. The Company convened and adjourned a special meeting of stockholders on October 22, 2020, and further adjourned such special meeting on November 11, 2020 and November 25, 2020 due to a lack of quorum. The special meeting of stockholders was held on December 16, 2020, pursuant to which the stockholders of the Company approved the holders of the 2023 Series C Secured Convertible Notes beneficially owning shares of common stock without being subject to the Nasdaq Change of Control Cap. The holders of the Company’s common stock approved the proposal and the interest rate payable on the 2023 Series C Secured Convertible Notes was decreased to 9.5% on such date.

On September 22, 2020, the Company completed the issuance of approximately $27.5 million aggregate principal amount of 2023 Series D Convertible Notes in exchange for approximately $59.0 million in aggregate principal amount, plus accrued but unpaid interest, of 2023 Series A Convertible Notes, giving effect to a 53.4% discount on the principal amount of the 2023 Series A Convertible Notes exchanged. The Company also issued approximately $0.4 million aggregate principal amount of the 2023 Series D Convertible Notes in exchange for approximately $0.5 million in aggregate principal amount, plus accrued but unpaid interest, of the Company’s outstanding 2023 Series B Convertible Notes, giving effect to a 31.9% discount on the principal amount of the 2023 Series B Convertible Notes exchanged.
Following the issuance of the 2023 Series D Convertible Notes, all amounts owing with respect to the 2023 Series A Convertible Notes and 2023 Series B Convertible Notes had been paid and the related indentures and the Company’s obligations thereunder were satisfied and discharged.

On May 15, 2020, the Company received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program ( the 'Government Grant Advance") and has been utilizing the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven. The Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments until the date of forgiveness or 24 weeks from the date when the fund was received by the Company. According to ASC 450-30, Gain Contingencies, the Company recorded the $3.4 million of proceeds in the Government Grant Advance line on its Condensed Consolidated Balance Sheet as of September 30, 2020. The Company will record the related earnings impact on its Condensed Consolidated Statement of Operations in the period when the associated conditions attached to the Advance are reasonably assured to be met.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, our principal debt obligations consisted of our Series C Notes, Series D Notes, our Senior Credit Facilities, and our Government Grant Advance.

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

On December 13, 2018, we entered into the Senior Credit Facilities, consisting of the Revolver and Term Loans. The Senior Credit Facilities also included a $15.0 delayed draw term loan commitment, which remained undrawn and expired on October 31, 2019. As of March 31, 2020, $25.0 million was drawn under the Revolver and $88.5 million of Term Loans were outstanding. The Revolver was fully drawn in 2019. On April 6, 2020, the Company entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans, effective as of December 31, 2019 (together, the “April 2020 Amendments”). The April 2020 Amendments together, among other things, (i) increase the interest rates, (ii) reset certain prepayment premiums and modify the terms of certain mandatory prepayments and (iii) modify certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. The Revolver bears interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.5% or a rate based on the prime rate plus a margin of 4.5%, with a LIBOR floor of 1.5%. The Term Loans bear interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13.0% or a rate based on the prime rate plus a margin of 12.0%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $3.5 million and $19.2 million for the three months and since inception through the period ended September 30, 2020, respectively. As the interest rates applicable to the Senior Facilities are fluctuating, we do have market risk related thereto.

On July 20, 2020, the Company completed the sale and issuance of $13.8 million aggregate principal amount of 2023 Series C Secured Convertible Notes. The Company also issued approximately $32.3 million in aggregate principal amount of 2023 Series C Secured Convertible Notes in exchange for approximately $35.9 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding 2023 Series B Convertible Notes, giving effect to a 10% discount on the principal amount of the 2023 Series B Convertible Notes exchanged. In addition, the Company issued approximately $3.7 million in aggregate principal amount of 2023 Series C Secured Convertible Notes in exchange for approximately $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding 2023 Series A Convertible Notes, giving effect to a 55% discount on the principal amount of the 2023 Series A Convertible Notes exchanged.

Interest on the 2023 Series C Secured Convertible Notes accrues at the rate of 9.5% per annum and is payable in kind and capitalized with principal semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2023 Series C Secured Convertible Notes will mature on March 30, 2023, unless earlier converted or repurchased and are subordinate to the indebtedness under the Senior Credit Facilities. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series C Secured Convertible Notes by $0.5 million in the three months ended September 30, 2020. The Company has agreed to use its commercially reasonable best efforts to obtain the approval of its stockholders that is required under applicable Nasdaq rules and regulations to permit holders of the 2023 Series C Secured Convertible Notes to beneficially own shares of common stock without being subject to the Nasdaq Change of Control Cap. In the event that the Company did not obtain such stockholder approval at an annual or special meeting of its stockholders on or before October 31, 2020, holders of a majority in aggregate principal amount of outstanding 2023 Series C Secured Convertible Notes may elect to increase the interest rate payable on the 2023 Series C Secured Convertible Notes to 18.0% per annum until such stockholder approval is obtained, which will continue to be paid in kind in the form of additional principal with respect to any applicable period in which the increased interest rate remains in effect. Pursuant to a notice dated November 2, 2020, the holders of a majority in principal amount of the outstanding 2023 Series C Secured Convertible Notes elected to increase the interest rate payable on the 2023 Series C Secured Convertible Notes from 9.5% to 18.0%. The Company convened and adjourned a special meeting of stockholders on October 22, 2020, and further adjourned such special meeting on November 11, 2020 and November 25, 2020 due to a lack of quorum. The special meeting of stockholders is currently rescheduled for December 16, 2020, pursuant to which the stockholders of the Company are being asked to approve the holders of the 2023

Series C Secured Convertible Notes beneficially owning shares of common stock without being subject to the Nasdaq Change of Control Cap. If the holders of the Company’s common stock approve the proposal, the interest rate payable on the 2023 Series C Secured Convertible Notes will be decreased to 9.5% on such date. As the interest rate on the 2023 Series C Secured Convertible Notes has increased from 9.5% to 18.0%, we do have market risk related thereto.

On September 22, 2020, the Company completed the issuance of approximately $27.5 million aggregate principal amount of 2023 Series D Convertible Notes in exchange for approximately $59.0 million in aggregate principal amount, plus accrued but unpaid interest, of 2023 Series A Convertible Notes, giving effect to a 53.4% discount on the principal amount of the 2023 Series A Convertible Notes exchanged. The Company also issued approximately $0.4 million aggregate principal amount of the 2023 Series D Convertible Notes in exchange for approximately $0.5 million in aggregate principal amount, plus accrued but unpaid interest, of the Company’s outstanding 2023 Series B Convertible Notes, giving effect to a 31.9% discount on the principal amount of the 2023 Series B Convertible Notes exchanged. As the interest rate on the 2023 Series D Convertible Notes is fixed, we have no market risk related thereto.

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

As of September 30, 2020, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily. Accordingly, these overnight investments are subject to market risk.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended September 30, 2020, our Chief Executive Officer ("CEO") and our Principal Accounting Officer ("PAO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and PAO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2019 were still present as of September 30, 2020 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and PAO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    Risk Factors

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as described below, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 have not materially changed.

The Company’s available capital resources are not currently sufficient for it to meet its obligations as they become due, and there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, at September 30, 2020, the Company had an accumulated deficit of $163.2 million, total outstanding indebtedness of $198.8 million, and limited capital resources to fund ongoing operations. These capital resources were comprised of cash and equivalents of $10.4 million at September 30, 2020 and the generation of cash inflows from working capital. The Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial and legal advisors to assist it in, among other things, analyzing all available strategic to address its liquidity and capital structure including, but not limited to, making significant changes to its operating plan, pursuing a merger or other transaction involving a change of control, or restructuring its outstanding debt via out of court or in-court methods, including the pursuit of a plan of reorganization which would be filed under Chapter 11 of the U.S. Bankruptcy Code and or ceasing its operations. However, the Company cannot provide assurances that additional capital will be available when needed or that any strategic alternatives or restructuring pursued will be on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s substantial indebtedness coupled with its significant losses and negative cash flows makes it unlikely that it will be able to generate cash sufficient to repay such indebtedness.

As of September 30, 2020, the Company’s total indebtedness was $198.8 million. The Company’s substantial level of indebtedness coupled with its significant losses and negative cash flows makes it unlikely that it will be able to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of its indebtedness. The Company’s substantial indebtedness, combined with its other financial obligations and contractual commitments, will have a material adverse impact on it. For example, the Company’s substantial indebtedness will:

•make it difficult for the Company to satisfy its obligations with respect to its outstanding and other future debt obligations;
•increase its vulnerability to general adverse economic conditions or a downturn in the industries in which it operates;

•impair its ability to obtain additional financing in the future for working capital, investments, acquisitions and other general corporate purposes;
•require the Company to dedicate a substantial portion of its cash flows to the payment to its financing indebtedness, thereby reducing the availability of its cash flows to fund working capital, investments, acquisitions and other general corporate purposes; and
•place the Company at a disadvantage compared to its competitors.

Servicing the Company’s substantial indebtedness will require a significant amount of cash and, if the Company is unable to obtain additional sources of capital, the Company will have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan, pursue a merger or other transaction involving a change of control, restructure its outstanding debt, seek relief under the Chapter 11, or cease its operations.

If we fail to comply with the financial covenants contained in our Senior Credit Facilities, our senior lenders could accelerate all amounts owing thereunder which, in turn, could result in the acceleration of all amounts owing under our 2023 Series C Secured Convertible Notes and the 2023 Series D Convertible Notes.

We are subject to certain financial covenants as set forth in our Senior Credit Facilities. These financial covenants include a TTM Minimum Adjusted EBITDA that is required to be met each quarterly period from June 30, 2021 through maturity, and a minimum liquidity covenant tested of $3.0 million at all times through the term of the agreement. In the event that we are unable to comply with these covenants, or obtain a waiver from our lenders, the lenders would have the right, but not the obligation, to permanently reduce the commitments under the Senior Credit Facilities in whole or in part or to declare all or any portion of the outstanding balances thereunder due and payable. Furthermore, in the event that outstanding balances under the Senior Credit Facilities are accelerated, the holders of the 2023 Series C Secured Convertible Notes and the 2023 Series D Convertible Notes would have the right, but not the obligation, to accelerate all amounts owing thereunder. We do not currently have available liquidity to repay these outstanding borrowings in the event of a default and acceleration. If we are unable to raise additional capital to meet these obligations, we may have to delay expenditures, reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, make significant changes to our operating plan, pursue a merger or other transaction involving a change of control, restructure our outstanding debt, seek relief under Chapter 11, or cease our operations.

If we fail to maintain compliance with the continued listing standards of Nasdaq, it may result in the delisting of our common stock from the Nasdaq Global Select Market and in the acceleration of amounts owing under our 2023 Series C Secured Convertible Notes, our 2023 Series D Convertible Notes and our Senior Credit Facilities.

On July 28, 2020, the Company received a notice (the “Notice”) from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5450(b)(3)(C) relating to the minimum Market Value of Publicly Held Shares (the “MVPHS Rule”). The notice stated that the Company failed to maintain a minimum market value of publicly held shares of $15.0 million for the 30 consecutive days preceding the date of the notice. The notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has a compliance period for the MVPHS Rule of 180 calendar days, or until January 25, 2021, in which to regain compliance. To regain compliance, the Company’s minimum market value of publicly held shares must equal $15.0 million or more for a minimum of 10 consecutive business days. If the Company does not regain compliance by January 25, 2021, then Nasdaq will notify the Company that the Company’s common stock will be delisted from the Nasdaq Global Select Market, unless the Company requests a hearing before a Nasdaq Hearings Panel.

On November 24, 2020, the Company received a notice (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Requirement”) as a result of the Company not having timely filed its Quarterly Report on Form 10-Q for the three months ended September 30, 2020 (“Form 10-Q”) with the Securities and Exchange Commission (the “SEC”). The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. To regain compliance, the Company’s must file its Form 10-Q by January 25, 2021. If the Company does not regain compliance by January 25, 2021, then Nasdaq will notify the Company that the Company’s common stock will be delisted from the Nasdaq Global Select Market, unless the Company requests a hearing before a Nasdaq Hearings Panel.

On December 4, 2020, Teligent, Inc. (the “Company”) received a notice (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has 180 calendar days, or until June 2, 2021, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by June 2, 2021, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

A delisting from the Nasdaq would be a “Fundamental Change” under the Company’s 2023 Series C Secured Convertible Notes and the 2023 Series D Convertible Notes which would trigger a right by the holders to require the Company repurchase the 2023 Series C Secured Convertible Notes and the 2023 Series D Convertible Notes. In such an event, the Company would need to seek financing to repurchase the 2023 Series C Secured Convertible Notes and the 2023 Series D Convertible Notes, and there is no guarantee that such financing would be available or on terms acceptable to the Company. If noteholders demanded a repurchase of such notes and the Company could not finance the repurchase, it would be in default under the indentures governing the 2023 Series C Secured Convertible Notes and the 2023 Series D Convertible Notes, and in such event the lenders under the Senior Credit Facilities would have the right, but not the obligation, to declare all of the outstanding amounts owing thereunder due and payable as well. As a result, in the event of the Company’s shares are delisted from the Nasdaq, the Company would likely have to seek some combination of waivers from its lenders and noteholders and seek new capital through the sale of equity or debt securities on terms that may be onerous or highly dilutive. If the Company is unable to obtain such waivers or raise new capital to meet these obligations if they become due, it may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan, pursue a merger or other transaction involving a change of control, restructure its outstanding debt, seek relief under the Chapter 11, or cease its operations.

In the event we pursue an in-court bankruptcy restructuring, we will be subject to the risks and uncertainties associated with bankruptcy proceedings, including the potential delisting of our common stock from trading on the Nasdaq Global Select Market.

As we consider the range of alternatives to address our liquidity issues, there is substantial risk that it will be necessary for us to commence in-court reorganization proceedings. In the event we pursue such a restructuring, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: the high costs of bankruptcy proceedings and related fees; our ability to maintain the listing of our common stock on the Nasdaq Global Select Market; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to maintain our relationships with our lenders, counterparties, vendors, suppliers, employees and other third parties; our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions; the ability of third parties to use certain limited safe harbor provisions of the Bankruptcy Code to terminate contracts without first seeking bankruptcy court approval; and the actions and decisions of our existing noteholders and other third parties who have claims and/or interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans.

In addition, if we commence bankruptcy proceedings, our shares of common stock will potentially be delisted from trading on Nasdaq. Nasdaq rules provide that securities of a company that trades on Nasdaq may be delisted in the event that such company seeks bankruptcy protection. In response to a Chapter 11 filing, Nasdaq would potentially issue a delisting letter immediately following such a filing. If Nasdaq issued such a letter, we would have the opportunity to appeal the determination during which time the delisting would be stayed, but if we did not appeal or otherwise were not successful in our appeal, our common stock would soon thereafter be delisted and our common stock could be traded in the over-the-counter markets. Such a delisting would be a “Fundamental Change” under the Company’s 2023 Series C Secured Convertible Notes and the 2023 Series D Convertible Notes which would trigger a right by the holders to require the Company repurchase the 2023 Series C Secured Convertible Notes and the 2023 Series D Convertible Notes.

Issues identified by the FDA in its warning letter and additional product quality issues identified by the Company will have a negative impact on the Company’s business, financial position, operating results and cash flows.

The Company received a warning letter from the FDA in November 2019 relating to the Company’s Buena, NJ manufacturing facility resulting from an inspection at such facility from April 2, 2019 to May 20, 2019. The warning letter cited issues regarding out-of-specification test results, the Company’s stability program, its complaint handling, and drug product validation issues. The Company investigated the issues with the assistance of a consultant, responded to the FDA in December 2019 and March 2020, and submitted a final closeout letter on April 12, 2020. On August 13, 2020, the Company received an additional comment letter from the FDA in which the FDA indicated that it had reviewed the Company’s responses and deemed them to be inadequate as the Company failed to address and/or provide supporting documentation to several of the concerns raised in the warning letter. The Company has since submitted response letters to the FDA outlining certain changes in its practices, submitting additional documentation to support previous and ongoing independent assessments, and providing additional detail on ongoing remediation projects (including comprehensive product quality assessments) to ensure all of the Company’s products are safe, effective and compliant.

As part of the Company’s efforts to remediate the issues identified in the FDA’s warning letter and to strengthen its quality systems, the Company has undertaken a comprehensive review of all of its products that it anticipates being complete during the fourth quarter of 2020. While the review did not identify material issues with many of the Company’s products, it did identify issues of non-conformance with respect to certain products that the Company is actively reviewing and remediating. The Company believes there will be supply disruptions or process changes with respect to these products including product recalls, long-term production pauses, short-term clear path to market production pauses, and continued production with minor process corrections. The Company believes disruptions with respect to certain of its products and the diversion of resources to remediate the product quality issues will have a negative impact on the Company’s business, financial position, operating results and cash flows during the fourth quarter of 2020 and during 2021, including reducing its revenue, negatively impacting operating/(loss), and possibly resulting in impairment and other charges. Further, the Company anticipates that the FDA’s issuance of the warning letter and review of the Company’s processes will continue to delay the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility. The continued failure to address the issues identified by the FDA in its warning letter and those subsequently identified by the Company in its comprehensive product quality review as well as the continued delay in obtaining the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility will have a negative impact on the Company’s business, financial position, operating results and cash flows.

The ongoing COVID-19 pandemic and actions taken in response to it may result in additional disruptions to the Company’s business operations, which could have a material adverse effect on its business, financial position, operating results and cash flows.

The Company’s business and its operations, including but not limited to ongoing or planned research and development activities, have been adversely affected by the ongoing COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon which the Company relies. The COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to it (including executive orders, shelter-in-place orders and work-from-home policies) have had effects that have and may continue to negatively impact productivity and disrupt the Company’s business. For example, in response to public health directives and orders, the Company has implemented work-from-home policies for all non-production employees and adjusted its production schedule to concentrate on high demand or low stock product. Additionally, the Company initiated a reduction in force at its Buena, NJ manufacturing facility and shifted its research and development operation being performed in its Tallinn, Estonia office to its manufacturing facility in Buena, NJ. These and similar, and perhaps more severe, disruptions in the Company’s operations could negatively impact its business, financial position, operating results and cash flows.

If COVID-19 continues to spread in the United States and elsewhere, the Company may experience additional disruptions that could severely impact its business and development activities, including, but not limited to:

•delays in necessary interactions with and approvals from the FDA and other regulatory authorities;
•strain on the Company’s suppliers or other third parties, possibly resulting in supply disruption, or customer delays in purchases or payments for its products;
•delays in manufacturing of the Company’s pharmaceutical products;
•decrease in dermatology visits and thus patient demand for topical pharmaceutical products; and
•the ability to raise capital when needed on acceptable terms, if at all.

Future financings may dilute the interests of holders of the Company’s common stock.

The Company’s recent 2023 Series C Secured Convertible Note and 2023 Series D Convertible Note financings have resulted in significant dilution to the interests of holders of the Company’s common stock and 21,754,223 shares of common stock are outstanding at December 24, 2020. Additional shares of common stock are reserved for issuance upon the conversion of the outstanding Series C Secured Convertible Notes and the remaining outstanding Series D Convertible Notes.. The Company may need to continue to engage in additional financings in the future in order to cover its operating expenses and to otherwise meet its obligations as they come due. While there can be no assurances that any such future financings will ever be completed, they would likely involve significant additional dilution of the interests of the Company’s stockholders upon the issuance of convertible debt instruments, common stock or other securities. Attaining such additional financing may not be possible, or if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous to investors participating in such offering.

The Company’s goodwill or other intangible assets have been subject to impairment charges and may continue to be subject to impairment in the future.

Under U.S. GAAP, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability, or discount rates. If the testing indicates that an impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the fair value of the goodwill. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions, or a slow economic recovery, adverse changes in the market share of the Company’s products, or other factors which could result in reductions in the Company’s sales or profitability over an extended period. The Company cannot predict the amount and timing of any future impairments, if any. The Company has experienced impairment charges with respect to trademarks and technology, and product acquisition costs in the past, and it may experience such charges in the future, particularly if the Company’s business performance continues to decline or expected growth is not realized. It is possible that material changes in the Company’s business, market conditions, or assumptions about its market share or position could occur over time. Any future impairment of the Company’s goodwill or other intangible assets could have a material adverse effect on its financial condition and results of operations, as well as the trading price of its securities.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: December 31, 2020	By:	/s/ Timothy B. Sawyer
Timothy B. Sawyer
President and Chief Executive Officer

Date: December 31, 2020	By:	/s/ Keith James
Keith James
Principal Accounting Officer