Form 10-K
period 2020-12-31
Teligent, Inc.
filed 2021-05-04
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by
the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $10.6 million.

As of April 30, 2021, the registrant had 92,817,493 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2021.

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
In some cases, you can identify forward-looking statements by terminology, such as “goals,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in this Annual Report on Form 10-K, as well as those discussed in our other Securities and Exchange Commission ("SEC") filings. We undertake no obligation to (and expressly disclaim any obligation to) revise or update any forward-looking statements made herein whether as a result of new information, future events or otherwise. However, you should consult any further disclosures we may make on these or related topics in our reports on Form 8-K or Form 10-Q filed with the SEC.
The following discussions should be read in conjunction with the sections of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

RISK FACTOR SUMMARY

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A, Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2020.

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

Risks Related to Our Business

•Issues identified by the FDA in the FDA Warning Letter and additional product quality issues identified by us will have a negative impact on our business, financial position, operating results and cash flows and will delay the FDA’s pre-approval inspection of our newly installed injectable line.
•The ongoing COVID-19 pandemic and actions taken in response to it may result in additional disruptions to our business operations.
•We rely on a limited number of customers for a large portion of our revenues.
•Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.
•The pharmaceutical industry in which we operate is intensely competitive.
•As our competitors introduce their own generic equivalents of our generic pharmaceutical products, our revenues and gross margin from such products may decline, potentially rapidly.
•If pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and other efforts, sales of our generic products may be adversely impacted.
•Our generics business also faces increasing competition from brand-name manufacturers that do not face any significant regulatory approval or other barriers to enter into the generics market.
•Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.
•Lack of availability, issues with quality or significant increases in the cost of raw materials used in manufacturing our products, and inventory challenges could adversely impact our financial condition and operating results.
•We are subject to stringent regulatory requirements related to environmental protection and hazardous waste disposal.
•We are subject to extensive government regulation by the FDA, Health Canada and other federal, state, provincial/territorial and local regulatory authorities.
•Our actual or perceived failure to comply with U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information could result in liability or reputational harm and could harm our business.
•We could experience business interruptions at our manufacturing facility.

•Any failure to comply with our reporting and payment obligations related to our participation in federal health care programs, including Medicare and Medicaid, could subject us to investigation, penalties, and sanctions.
•Our policies regarding returns, allowances and chargebacks, failure to supply penalties and marketing programs adopted by wholesalers may reduce revenues in future fiscal periods.
•We are subject to federal and state healthcare fraud and abuse and false claims laws and may be subject to related litigation brought by the government or private individuals.
•Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws of other countries in which we operate.
•Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
•Even after our products receive regulatory approval, such products may not achieve expected levels of market acceptance.
•Product recalls could harm our business.
•We are susceptible to product liability claims that may not be covered by insurance and could require us to pay substantial sums.
•The testing required for the regulatory approval of our products is conducted by independent third parties.
•Our product offerings and our customers’ products may infringe on the intellectual property rights of third parties.
•Our goodwill, tangible assets or other intangible assets have been subject to impairment charges and may continue to be subject to impairment in the future.
•We may become involved in legal proceedings from time to time which may result in losses, damage to our business and reputation and place a strain on our internal resources.
•We are currently involved in U.S. and Canadian antitrust litigation related to our pricing practices, each of which could result in significant fines, reputational harm or otherwise adverse effects on our business, financial condition and results of operations.
•Our business and operations would suffer in the event of system failures.
•Economic conditions could severely impact us.
•If we are unable to hire additional qualified personnel, our ability to grow or maintain our business may be harmed.
•If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to achieve and maintain adequate disclosure controls and procedures and internal control over financial reporting, our business results of operations and financial condition, and investors’ confidence in us, could be materially adversely affected.
•Our past failure to prepare and timely file our periodic report with the SEC may limit our access to the public markets to raise debt or equity capital.
•Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Risks Related to Our Indebtedness

•Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition, cash flows and our ability to service our indebtedness.
•If we fail to comply with the financial covenants contained in our Senior Credit Facilities, our senior lenders could accelerate all amounts owing thereunder which, in turn, could result in the acceleration of all amounts owing under our Series D Notes.
•Restrictive covenants in our Senior Credit Facilities may interfere with our ability to obtain additional advances under existing credit facilities or to obtain new financing or to engage in other business activities.

Risks Related to Our Common Stock

•There is substantial doubt about our ability to continue as a going concern.
•In the event we were to pursue an in-court bankruptcy reorganization under the U.S. Bankruptcy Code, we would be subject to the risks and uncertainties associated with bankruptcy proceedings, including the potential delisting of our common stock from trading on Nasdaq.
•Our stock price is, and we expect it to remain, volatile and subject to wide fluctuations, which may make it difficult for stockholders to sell shares of common stock at or above the price for which they were acquired.
•The Series D Preferred Stock ranks senior to our common stock with respect to dividends, distributions and liquidation. In addition, the conversion of our shares of Series D Preferred Stock could cause substantial dilution to the holders of shares of our common stock.
•We may need to raise additional funds in the future, which may not be available on acceptable terms or at all.
•Shares of our common stock can be relatively illiquid which may affect the trading price of our common stock.
•Our principal stockholders own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

•Due to the concentration of common stock owned by significant stockholders, the sale of such stock might adversely affect the price of our common stock.
•We have not paid dividends to our common stockholders in the past nor do we expect to pay dividends in the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

PART I

Item 1.    BUSINESS

Our Company

Strategic Overview

Teligent, Inc. (the “Company”) is a generic pharmaceutical company. All references to "Teligent," the "Company," "we," "us," and "our" refer to Teligent, Inc. and its subsidiaries. Our mission is to become a leader in high-barrier to entry generic pharmaceuticals. Our platform for growth is centered around the development, manufacturing and marketing of a portfolio of generic pharmaceutical products under our own label and private labeled for other pharmaceutical companies in topical, injectable and other high-barrier dosage forms. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics and other high-barrier generics, will leverage our existing expertise and capabilities, and broaden our platform for more diversified strategic growth.

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we market 37 generic topical pharmaceutical products and two branded injectable pharmaceutical products. We have received FDA approvals for 36 topical generic products from our internally developed pipeline and we have seven Abbreviated New Drug Applications, ("ANDAs") and three New Drug Application ("NDA") Prior Approval Supplements ("PASs") submitted to the FDA that are awaiting approval. In Canada, we market 25 generic injectable, three generic topical, and three generic ophthalmic products. We have one Abbreviated New Drug Submission (“ANDS”) pending at Health Canada. In the United States, approved ANDA generic drugs are usually interchangeable with the innovator drug. This means that the generic version may generally be substituted for the branded product by either a physician or pharmacist when dispensing a prescription. We also provide contract development and manufacturing services to the prescription and over-the-counter ("OTC") pharmaceutical and cosmetic markets. We operate our business under one operating segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, and Mississauga, Canada. In late 2020, we decided to reposition the research and development operation mainly performed at our Tallinn, Estonia office to our US manufacturing site at Buena, New Jersey and consequently we are in the process of working to dissolve our Estonia operations.

The manufacturing and commercialization of generic pharmaceutical products is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently manufacture and sell topical, injectable and ophthalmic generic pharmaceutical products under our own label in both the US and Canada.

In the United States, the three large wholesale drug distributors are AmerisourceBergen Corporation ("ABC"); Cardinal Health, Inc. ("Cardinal"); and McKesson Drug Company, ("McKesson"). ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. There are generally three major negotiating entities in the US market. Walgreens Boots Alliance Development (WBAD) consists of Walgreens and AmerisourceBergen's PRxO Generics program. Red Oak Sourcing consists of CVS and Cardinal’s source programs. Finally, ClarusOne consists of Walmart, RiteAid and McKesson’s OneStop program. A loss of any of these major entities could result in a significant reduction in revenue.

We consider our business relationships with ABC, Cardinal and McKesson to be in good standing and we have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. We continue to explore business development opportunities to add additional products and/or capabilities to our existing portfolio and to expand our private label and contract manufacturing service opportunities.

We have two platforms for growth:

•Developing, manufacturing and marketing a portfolio of generic pharmaceutical products under our own or a private label in topical, injectable and other high-barrier forms; and

•Managing and expanding our current private label and contract development and manufacturing business.

Since 2010, the primary focus of our strategy has been on the growth of our own generic prescription pharmaceutical business particularly within the generic topical pharmaceutical product market, while moderating our contract development and manufacturing to the prescription and OTC pharmaceutical and cosmetic markets. In 2014, we broadened our primary target product focus from topical pharmaceuticals to include a wider approach focused on high-barrier generic prescription pharmaceutical products and generic and branded generic injectable pharmaceutical products. We believed that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics and other high-barrier dosage forms would leverage our existing expertise and capabilities, and broaden our platform for diversified strategic growth. While we experienced some success in that regard, during the last year, as we have experienced the unfavorable impacts of the COVID-19 pandemic on our business, we have begun to reexamine all of our expertise and assets in order to reinvigorate and bolster our business. This has resulted in our placing additional emphasis on the development of our private label business as well as our contract development and manufacturing business.

Following five approvals from our internally developed pipeline of topical generic products in 2019, there were no approvals from our internally developed pipeline of topical generic products in 2020. We continue to be opportunistic in efforts to license or acquire further products, intellectual property, or pending applications to expand our portfolio. We expect to accelerate our growth through the creation of unique opportunities based on the acquisition of additional intellectual property and/or the expansion of the use of our existing intellectual property. We are also exploring the options to monetize certain of our non-core assets.

Based on IQVIA (NYSE: IQV) data, the addressable market for the seven ANDA topical filings and three NDAs that we have pending with the FDA is estimated to total over $140 million per annum. We expect to continue to expand our presence in the generic topical and generic injectable pharmaceutical markets through the submission of additional ANDAs to the FDA and the subsequent launch of products if and when these applications are approved by the FDA.

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

We continued with the significant expansion and utilities upgrade of our manufacturing facility at 105 Lincoln Avenue in Buena, New Jersey. In October 2018, we received the Certificate of Occupancy to begin using our manufacturing facility, which includes a state-of-the-art quality control and microbiology lab for the testing of our pharmaceutical products. The expanded facility has increased our manufacturing capability for topical products and, upon FDA approval, will also enable the production of sterile injectable products in both vial and ampule presentations. We have utilized this facility expansion as an opportunity to upgrade and improve the degree of automation and capacity in our existing topical production suite. The sterile production area is designed around isolator-based technology. The facility includes a versatile vial and ampule filling line capable of between four and eight million units per year, with space and critical utilities included in the build-out for a potential future higher-speed filling line. Through December 31, 2020 the Company has incurred approximately $91.5 million for this project and is currently substantially complete with construction. We will use the new sterile production capability to support our internal R&D pipeline of sterile injectable products in vial and ampule presentations. These upgrades and expansion secure our long-term growth in manufacturing and marketing topical and injectable pharmaceutical products for sale in the U.S. and to expand our private label and contract manufacturing service opportunities.

Teligent Canada and Teligent OÜ. In late 2015 in connection with the completion of certain acquisitions, we formed three subsidiaries: Teligent Luxembourg S.à.r.l. (“LuxCo”), a private limited company incorporated under the laws of the Grand Duchy of Luxembourg and wholly-owned by us, as well as Teligent Canada Inc., a company incorporated under the laws of the Province of British Columbia and Teligent OÜ, a private limited company incorporated under the laws of the Republic of Estonia, each of which are wholly-owned by LuxCo.

Teligent Canada currently has 11 employees located in our offices in Mississauga, Canada, and currently markets and distributes over 31 products. In October 2020, after shifting our research and development activities to our Buena, New Jersey facility, we sold our Estonian assets and are in the process of winding down Teligent OÜ.

Our Generic Pharmaceutical Business

In September 2010, we leveraged our existing formulation and manufacturing capabilities to begin our transformation from being solely a contract development and manufacturing company into a generic pharmaceutical company with our own portfolio of products, as recognized by our first ANDA submission to the FDA in 2014. ANDAs are submitted to the FDA for generic prescription drug products that have the same active ingredient, strength, dosage form, and route of administration as brand name innovator drug products to which they are bioequivalent, meaning that there is no significant difference between the drugs in their rate and extent of absorption in the body. In the United States, approved ANDA generic drugs are usually interchangeable with the innovator drug. This means that the generic version may generally be substituted for the branded product by either a physician or pharmacist when dispensing a prescription. Our commercialization of each of these product candidates requires approval of the respective ANDA by the FDA.

Our Contract Development and Manufacturing Business

We develop, manufacture, fill and package topical semi-solid and liquid products for branded and generic pharmaceutical customers, as well as the OTC and cosmetic markets. These products are used in a wide range of applications from cosmetics and cosmeceuticals to the prescription treatment of conditions like dermatitis, psoriasis and eczema.

We believe that our quality contract manufacturing and development business provides a consistent and reliable source of products and services to our customers. We offer flexibility in batch sizing and package design, which gives our customers the opportunity to select the appropriate presentation for each product. Our packaging lines can accommodate a variety of tubes, bottles, pumps and jars. Our recent upgrades and expansion secure our long-term growth prospects in manufacturing and marketing topical and injectable Pharmaceutical products for sale in the U.S. and to expand our private label and contract manufacturing service opportunities. We presently anticipate continuing our efforts to grow this business through the addition of new customers and products.

Recent Developments

Liquidity Issues

We have recently experienced significant liquidity issues and have engaged in a series of equitization and refinancing transactions. However, as discussed further below, we continue to experience significant financial and operating challenges that present substantial doubt as to our ability to continue as a going concern. As of the date of this Form 10-K filing, following the completion of our at-the-market common stock offering on April 30, 2021 we have approximately $25.2 million in cash and cash equivalents. We expect to continue to explore and pursue other strategic cash raising options.

January 2021 Debt Exchange Transactions

On January 27, 2021, we completed a recapitalization and equitization transaction pursuant to an Exchange Agreement, dated January 27, 2021, among the Company, the Series C Noteholders (as defined below) and Ares (as defined below) (the “Exchange Agreement”). Under the Exchange Agreement, the holders (the “Series C Noteholders”) of all of our 9.5% Series C Senior Secured Convertible Notes due 2023 (the “Series C Notes”) exchanged an aggregate of approximately $50.3 million of outstanding principal under the Series C Notes, representing 100% of the outstanding principal under the Series C Notes, together with accrued interest thereon, for an aggregate of 29,862,641 shares (the “Series C Exchange Shares”) of our common stock (the “Series C Equitization”). The Series C Equitization resulted in the extinguishment of all of our obligations under the Indenture, dated as of July 20, 2020, between us and Wilmington Trust, National Association, as trustee and collateral agent (the “Series C Indenture”).

Additionally, under the Exchange Agreement, certain credit funds and accounts managed by affiliates of Ares Management Corporation (such funds and accounts, collectively, “Ares” and, together with the Series C Noteholders, the “Participating Parties”) that are lenders under our Second Lien Credit Agreement, dated December 13, 2018, by and among the Company, certain of its subsidiaries, the lenders from time to time party thereto, and Ares Capital Corporation as Administrative Agent (as amended, including by the Second Lien Amendment (as defined below), the “Second Lien Credit Agreement”) converted a portion of the outstanding term loans under the Second Lien Credit Agreement constituting 100% of the approximately $24.5 million in accrued PIK interest under the Second Lien Credit Agreement into an aggregate of approximately 85,412 shares of our newly created Series D Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”, and such transaction, the “PIK Interest Exchange” and, together with the Series C Equitization, the “January 2021 Debt Exchange Transactions”). Each share of Series D Preferred Stock is non-voting and, subject to an increase in the number of shares of our common stock available for issuance under our amended and restated certificate of incorporation, is convertible into 200 shares of our common stock. The shares of Series D Preferred Stock issued in connection with the PIK Interest Exchange are currently convertible into an aggregate of 17,082,285 shares of our common stock. The holders of shares of Series D Preferred Stock may not convert such shares of Series D Preferred Stock into shares of our common stock to the extent such a conversion would result in a holder thereof, together with its affiliates, collectively owning more than 15% of the number of shares of our common stock then outstanding.

The January 2021 Debt Exchange Transactions reduced the amount of indebtedness on our balance sheet from approximately $186.3 million to approximately $109.7 million. After giving effect to the January 2021 Debt Exchange Transactions and prior exchange transactions in which we extinguished all outstanding 4.75% Convertible Senior Notes due May 2023 (the "Series A Notes") and all outstanding 7.0% Cash / 8.0% PIK Series B Senior Unsecured Convertible Notes due 2023 (the "Series B Notes"), our remaining indebtedness. as of January 27, 2021, consisted of:

•$105.0 million in outstanding borrowings under the Senior Credit Agreements; and
•$1.3 million outstanding principal amount of our Zero Coupon Convertible Senior Notes due 2023 (the “Series D Notes”) (described further below).

Our current amended and restated certificate of incorporation authorizes 100,000,000 shares of common stock for issuance. As of the date of this Form 10-K filing, we have 92,817,493 shares of common stock issued and outstanding. In addition, after giving effect to the January 2021 Debt Exchange Transactions, there are approximately 85,412 shares of Series D Preferred Stock outstanding, which are convertible into, in the aggregate, 17,082,285 shares of our common stock as of the date of this 10-K filing. As a result, there are presently an insufficient number of shares authorized and available for issuance under our amended and restated certificate of incorporation to effect the conversion of all outstanding shares of Series D Preferred Stock into common stock pursuant to the terms of such Series D Preferred Stock. Pursuant to the terms of the Exchange Agreement, we are required to seek the requisite approval of our stockholders to an amendment to our amended and restated certificate of incorporation to allow for the conversion in full of all shares of Series D Preferred Stock into shares of our common stock (either by an increase in the number of authorized shares of our common stock, the effectuation of a reverse stock split, or otherwise) (the “Stockholder Approval”). The Exchange Agreement provides that, if we are unable to obtain the Stockholder Approval on or before July 1, 2021, we will issue to each holder of Series D Preferred Stock, on a quarterly basis, additional shares of Series D Preferred Stock equal to 2.5% of the number of shares of Series D Preferred Stock originally issued to such holder until the Stockholder Approval is obtained (with a prorated amount of Series D Preferred Stock to be issued in the event the Stockholder Approval is obtained during any such calendar quarter). We intend to seek Stockholder Approval at our Annual Meeting of Stockholders scheduled to be held on May 26, 2021.

As a condition to entering into the Exchange Agreement, we entered into a Stockholders’ Agreement with the Participating Parties and B. Riley Securities (the “Stockholders’ Agreement”), pursuant to which, among other matters, the Company granted (i) the Participating Parties registration rights for the shares of our common stock issuable upon conversion of the Series D Preferred Stock and for the Series C Exchange Shares, and (ii) B. Riley Securities registration rights for the shares of common stock issued to B. Riley Securities as a commitment fee in connection with an At Market Issuance Sales Agreement (the “ATM Sales Agreement”), dated January 27, 2021, with B. Riley Securities, pursuant to which we conducted an at-the-market equity offering (the “ATM Offering”). In addition to the voting restrictions discussed further below, the Stockholders’ Agreement also contains terms restricting the transfer of shares of our common stock and Series D Preferred Stock held by the Participating Parties, including, subject to certain exceptions, a restriction on all sales or other transfers or dispositions of such shares (i) in respect of our recently completed at-the-market common stock offering, (ii) in any period during which we are conducting a follow-on public offering of our common stock within 11 months after the ATM Offering and ending on the earlier of 60 days after commencement of such offering or five trading days following its completion, (iii) in violation of certain volume restrictions set forth in the Stockholders’ Agreement (including the Rule 144 Volume Limitation (as defined in the Stockholders’ Agreement)) at any time when such Participating Party holds at least 9.9% of the outstanding shares of our common stock (including shares issuable upon conversion of the Series D Preferred Stock) and (iv) to any person or entity that is required to file a statement on Schedule 13D or Schedule 13G with respect to our securities. The Stockholders’ Agreement also (x) subjects each Participating Party to certain standstill provisions for a period of 18 months following the date of the Stockholders’ Agreement, (y) requires each Participating Party to include, in any Schedule 13D or Schedule 13G that such Participating Party may be required to file in respect of our securities, an acknowledgment that such Participating Party has no intent to directly or indirectly control us or to take any actions contemplated by Section 5 of the Stockholders’ Agreement and (z) provides that the rights of each of Nantahala

Capital Management, LLC (“Nantahala”) and Silverback Asset Management, LLC, two of our Series C Noteholders, to appoint a non-voting observer to our board of directors terminated upon the consummation of the Series C Exchange.

The Stockholders’ Agreement also contains certain voting restrictions as follows: (a) each Series C Noteholder and each of such Series C Noteholder’s affiliates will not vote any shares of our common stock held by such Series C Noteholder or such affiliates to the extent such vote would result in such Series C Noteholder and such affiliates, collectively, voting in excess of 4.9% of the outstanding shares of our common stock as of the record date for such vote, and (b) Ares will not vote any shares of our common stock held by it to the extent such vote would result in Ares and its affiliates, collectively, voting in excess of 15% of the outstanding shares of our common stock as of the record date for such vote. In addition, pursuant to Voting Trust Agreements among Wilmington Savings Fund Society, FSB (“WSFS Bank”), us and each of Nantahala and Silverback (the “Voting Trust Agreements”), we and each of Nantahala and Silverback established voting trusts with WSFS Bank to hold all Series C Exchange Shares issued to Nantahala or Silverback, respectively, in excess of 4.9% of the outstanding shares of our common stock, and WSFS Bank has agreed to vote all such Series C Exchange Shares on all matters presented to the vote of our stockholders in the same proportions as all shares of our common stock other than (x) the Series C Exchange Shares held in trust by WSFS Bank; (y) any other shares of our common stock held by Nantahala or Silverback, as applicable and (z) other shares of our common stock held by the other Participating Parties.

Amendments to First Lien Credit Agreement and Second Lien Credit Agreement

Also in connection with the January 2021 Debt Exchange Transactions, we entered into (i) Amendment No. 4 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), amending the First Lien Credit Agreement, dated December 13, 2018, by and among the Company, certain of its subsidiaries, the lenders from time to time party thereto, and ACF Finco I LP as Administrative Agent (as amended by the First Lien Amendment, the “First Lien Credit Agreement”), and (ii) Amendment No. 6 to Second Lien Credit Agreement (the “Second Lien Amendment”), pursuant to which all identified defaults and events of default thereunder were waived and certain amendments were made to the First Lien Credit Agreement and Second Lien Credit Agreement, respectively, including those described below. The First Lien Credit Agreement and Second Lien Credit Agreement are referred to herein as the “Senior Credit Agreements,”, and such indebtedness outstanding under the Senior Credit Agreements is referred to herein as the “Senior Credit Facilities”.

The First Lien Amendment amended the First Lien Credit Agreement to, among other things, (i) permit borrowings under the revolving credit facility under the First Lien Credit Agreement, subject to availability (which is $0 as of the date of this Form 10-K filing) and the other terms and conditions of the First Lien Credit Agreement, provided, that such borrowings are only available until the commitments of the lenders under the Second Lien Credit Agreement under the Second Lien Delayed Draw Term Loan C Facility (as defined below) have been reduced to $0, (ii) reduce from $10.0 million to $3.0 million (from and after the first draw of the Second Lien Delayed Drawn Term Loan C Facility described below) the maximum amount of cash that we and our subsidiaries that are credit parties under the First Lien Credit Agreement are permitted to maintain prior to triggering a mandatory prepayment of the revolving credit facility (without a permanent reduction of the revolving credit commitments), which $3.0 million threshold automatically increased by the net proceeds received from the January 28, 2021 ATM Offering and any other equity offering, (iii) reduce from $3.0 million to $1.0 million the minimum liquidity (as defined in the First Lien Credit Agreement) required to be maintained by us and our subsidiaries that are credit parties under the First Lien Credit Agreement on a consolidated basis until the earlier of (a) the date on which the net proceeds from the January 28, 2021 offering exceed $15.0 million in the aggregate and (b) February 15, 2021, at which time the liquidity covenant increases to $3.0 million on a consolidated basis, (iv) from and after March 31, 2022, further increase the minimum liquidity covenant from $3.0 million to $4.0 million on a consolidated basis and (v) suspend testing of the minimum consolidated adjusted EBITDA covenant until March 31, 2022, at which time such minimum consolidated adjusted EBITDA covenant levels will resume to the levels in effect prior to the closing of the First Lien Amendment.

The Second Lien Amendment amended the Second Lien Credit Agreement to (i) permit, among other things, the January 2021 Debt Exchange Transactions, (ii) provide for a new multiple-draw delayed draw term loan facility in the aggregate principal amount of up to $4.6 million (the “Second Lien Delayed Draw Term Loan C Facility”) which will be made available to us until December 31, 2021, subject to satisfaction of the conditions to borrowing, including, following the launch of this offering, a pro forma maximum liquidity test of $4.0 million, the proceeds of which may be used to pay expenses specified in a budget approved by the administrative agent under the Second Lien Credit Agreement, (iii) reduce from $3.0 million to $1.0 million the minimum liquidity (as defined in the Second Lien Credit Agreement) required to be maintained by us and our subsidiaries that are credit parties under the Second Lien Credit Agreement on a consolidated basis until the earlier of (a) the date on which the net proceeds from the January 28, 2021 offering exceed $15.0 million in the aggregate and (b) February 15, 2021, at which time the minimum liquidity covenant increases to $3.0 million on a consolidated basis, (iv) from and after March 31, 2022, further increase the minimum liquidity covenant to $4.0 million on a consolidated basis, (v) suspend testing of the minimum consolidated adjusted EBITDA covenant until March 31, 2022, at which time such minimum consolidated adjusted EBITDA covenant levels will resume to the levels in effect prior to the closing of the Second Lien Amendment and (vi) extend the date on which we may elect to pay interest in kind. Loans made under the Second Lien Delayed Draw Term Loan C Facility will be pari passu with, and have the same interest and payment terms (including maturity) as those applicable to, the existing loans under the Second Lien Credit Agreement.

Liquidity and Capital Resources; Going Concern

We have incurred significant losses and generated negative cash flows from operations in recent years, and we expect to continue to incur losses and generate negative cash flows from operations for the foreseeable future. We are not currently generating revenues from operations that are sufficient to cover our operating expenses, and our available capital resources are not sufficient for us to continue to meet our obligations as they become due, presenting substantial doubt as to our ability to continue as a going concern. Our cash and cash equivalents at December 31, 2020 were approximately $6.7 million, compared to approximately $16.2 million at December 31, 2019. We have engaged business, financial and legal advisors to assist us in, among other matters, further analyzing all available strategic alternatives to address our liquidity and capital structure.

As of the date of this Form 10-K filing, our cash and cash equivalents are approximately $25.2 million. In the absence of additional liquidity, we anticipate that existing cash resources, after giving effect to $4.6 million in interim funding under the Second Lien Credit Agreement, would be depleted by the end of March 2022. To remain viable, we estimate that we will require no less than approximately $20.0 million of additional liquidity to fund our cash requirements until December 31, 2022 (assuming, among other matters, the completion of the inspections under the FDA Warning Letter (described further below) and a reduction in the impact on our operations and financial results from the COVID-19 pandemic), although this estimate is subject to a number of assumptions and may vary materially.

We have been and are actively pursuing potential sources of additional liquidity, including:

•Equity Financing. We completed the at-the-market offering on March 31, 2021 with aggregate gross proceeds of $38,712,036 from the sale of shares of our common stock at an average price of $0.993 per share.

•Debt Financing. As discussed in “January 2021 Debt Exchange Transactions” above, we have undertaken several deleveraging transactions to reduce our indebtedness and our related costs of capital. Additionally, we have worked with our lenders under the Senior Credit Facilities to obtain short-term financing to meet our immediate liquidity needs, including $4.6 million in interim funding under the Second Lien Credit Agreement. At the commencement of the ATM offering, we and Ares agreed to amendments of the Senior Credit Agreements to provide for an extension of relief from certain financial covenants (including, among others, our minimum liquidity covenant through March 31, 2022). There can be no assurances that our senior lenders will continue to provide interim financing or other relief from the covenants contained in our Senior Credit Agreements, from which we may need one or more additional waivers based on our currently expected results. In the event such waivers are not extended and we violate one or more of certain specified covenants in our Senior Credit Agreements, such violation may lead to one or more events of default under the Senior Credit Agreements, which may trigger certain cross-default provisions under the terms of any other indebtedness then in effect. We continue to engage with our business, financial and legal advisors to further analyze and explore new potential transactions to refinance or restructure our remaining outstanding debt.

•Strategic Alternatives. We have engaged in discussions with a number of counterparties and remain opportunistic with respect to potential transactions for certain of our strategic assets. We expect to continue to engage in such explorations as we and our board of directors determine are appropriate; however, there can be no assurance that we will be able to complete any such potential transaction on terms that are acceptable to us, if at all.

It is very difficult to estimate our liquidity requirements, future cash burn rates and future operating results, and any such estimates may vary significantly. Further, it is very difficult to determine when our operating environment will change to allow us to return to more normalized operations, including in respect of the effects of the COVID-19 pandemic. By way of example, the COVID-19 pandemic has resulted in a significant decrease in elective visits to dermatologists in the United States, which has led to a reduction in the volume of prescriptions written for topical products customarily supplied by us, which has negatively impacted our revenue. Further, the FDA Warning Letter (discussed further below) has prevented us from launching our new sterile injectable product line to be produced at our new facility, and due to regulatory and inventory production requirements, as well as certain issues of non-conformance with respect to certain products identified during our review undertaken in connection with the FDA Warning Letter (including, among other matters, product recalls, long-term production pauses, short-term clear path to market production pauses, and continued production with minor process correction), we anticipate continuing to experience a significant delay in the launch of such product line even after the restrictions imposed by the FDA Warning Letter are rescinded (if such restrictions are rescinded at all). We also continue to experience significant pressures on our liquidity related to remediation efforts arising in respect of the FDA Warning Letter. While we believe we have made substantial progress in remediating the issues identified in the FDA Warning Letter and in subsequent internal reviews, the FDA has significantly reduced its on-site inspections during the COVID-19 pandemic. As a result, there can be no assurances as to when the FDA will re-inspect our Buena, NJ facility and whether (and to what extent) the FDA will agree to remove the restrictions imposed by the FDA Warning Letter following such re-inspection.

As such, there is substantial doubt that any of these potential sources of liquidity will be realized or that, if realized, they will generate sufficient liquidity required by us until we are able to achieve more normalized operating results. Further, given the substantial doubts of our ability to proceed as a going concern and the significant operational challenges we face in the near- and long-term, there can be no assurances that any or all of these potential sources of liquidity will be available to us on commercially acceptable terms, if at all.

FDA Warning Letter

As part of our efforts to remediate the issues identified in the FDA’s warning letter issued in November 2019 (the “FDA Warning Letter”) and to strengthen our quality systems, we undertook a comprehensive review of all of our products. This review was completed in December 2020. While the review did not identify material issues with many of our products, it identified certain issues of non-conformance with respect to certain products which have resulted in recalls and halting the production of certain products, that we are actively reviewing and remediating. We have experienced and may continue to experience, among other matters, product recalls, long-term production pauses, short-term clear path to market production pauses, and continued production with minor process corrections. We believe the foregoing disruptions with respect to certain of our products and the diversion of resources to remediate the product quality issues will have a negative impact on our business, financial position, results of operations and cash flows during 2021, including reducing our revenue, negatively impacting operating/(loss), and possibly resulting in impairment and other charges. Further, we anticipate that the FDA’s issuance of the warning letter and review of our processes will continue to delay the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility. The continued failure to address the issues identified by the FDA in its warning letter and those subsequently identified by us in our comprehensive product quality review as well as the continued delay in obtaining the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility will have a negative impact on our business, financial position, results of operations and cash flows.

COVID-19 Response

As a pharmaceutical manufacturing facility, we are considered “essential” under applicable directives from the state of New Jersey. We have and anticipate continuing to remain open as long as permitted and conditions remain safe for our employees. Among other preventative measures, we have directed all employees that could perform their function remotely to work from home in accordance with applicable guidelines, implemented social distancing measures on-site at our manufacturing facility, provided daily personal protective equipment to our onsite employees upon their arrival to the site and implemented temperature monitoring services at our newly established single point of entrance. We have also implemented a more frequent sanitization process of the facility.

In order to preserve cash and align manufacturing-related resources with downward adjustments made to our production schedule, we initiated a reduction in force at our Buena, NJ manufacturing facility effective June 19, 2020. In connection with the reduction, we terminated 53 employees, furloughed another 15 employees and eliminated the 2nd shift packaging operation. Our employee base after these actions, coupled with our Company-wide effort to reduce recruitment initiated earlier in the year, is down 31% from January 1, 2020.

In addition, we decided to shift our research and development operation being performed in our Tallinn, Estonia office to our US manufacturing site at Buena, New Jersey and subsequently to wind-down our Estonia operation. On September 30, 2020, we sold certain of our assets located in Estonia, primarily lab machinery, equipment and office furniture, for a sales price of $125,000 in cash to an entity led by our former Chief Executive Officer.

Termination of S-3 Eligibility

We failed to timely file our Quarterly Report on Form 10-Q for the three months ended September 30, 2020 (the “Third Quarter 10-Q”). We are filing our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), such filing will serve as an update of our current registration statement on Form S-3 (File No. 333-224188) (the “Current Form S-3”) for purposes of Section 10(a)(3) of the Securities Act and Rule 401(b) promulgated under the Securities Act. Because of our failure to timely file the Third Quarter 10-Q, we will not be eligible to use Form S-3, including our Current Form S-3, after we file our 2020 Form 10-K. At such time, if we have not already done so, we will be required to cease the at-the-market offering contemplated by the January 28, 2021 prospectus supplement and accompanying prospectus at the time this 2020 Form 10-K is filed (to the extent such at-the-market offering has not already been terminated) and in no event later than March 31, 2021 and, as a result, are not currently eligible to file a Registration Statement on Form S-3. This may make is more difficult for us to conduct public offering of our securities.

Our Competitive Strategy

We develop and market a diversified product portfolio focused on high-barrier dosage form generic pharmaceutical products. Our goal is to become a leader in the generic pharmaceutical market. Under our own label, we currently market and sell generic topical, branded generic and generic injectable, and generic ophthalmic pharmaceutical products in the United States and Canada. In the United States, we are currently marketing 37 generic topical pharmaceutical products and two branded generic injectable pharmaceutical products. In Canada, we market 25 generic injectable, three generic topical, and three generic ophthalmic products. Generic pharmaceutical products are bioequivalent to their brand name counterparts. We also provide contract manufacturing services to the pharmaceutical, over-the-counter, ("OTC"), and cosmetic markets. We have been in the contract manufacturing and development of topical products business since the early 1990s, but our strategy since 2010 has been focused on the growth of our own generic prescription pharmaceutical business. In 2014, we started the transformation of our business from working toward being a leader in the topical generic pharmaceutical industry to becoming a leader in high-barrier generic pharmaceutical markets. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics and other high-barrier dosage forms will leverage our existing expertise and capabilities, and broaden our platform for diversified strategic growth. Additionally, while we have experienced some success in that regard, during the last year, as we have experienced the unfavorable impacts of the COVID-19 pandemic on our business, we have begun to reexamine all of our expertise and assets in order to reinvigorate and bolster our business. This has resulted in our placing additional emphasis on the development of our private label business as well as our contract development and manufacturing business.

Our Strategy

Our strategy originated from the opportunity to leverage our value chain, which we have developed and strengthened through our topical portfolio. Our value chain includes our internal expertise in product and molecule selection and development, manufacturing, sales, logistics and distribution, as well as our relationships with our customers and consumers. With the expansion of our existing manufacturing facility, we see the potential to effectively leverage our existing infrastructure across this value chain and to further expand our strategic reach beyond topical generics to include injectable generics and other high-barrier dosage forms.

Our focus on the topical market has been the foundation for our growth. While we have manufactured topical products since the early 1990s, we began to focus our strategy on the topical generic prescription market in 2010. In December 2012, we launched our first generic topical pharmaceutical products under our own label. Currently, we market 37 generic topical products in the United States under our own label. We have received FDA approvals for 36 topical generic products from our internally developed pipeline. In our topical pipeline, we have seven ANDAs submitted to the FDA that are awaiting approval. We are targeting to develop and file further regulatory submissions with the FDA in 2022 Upon regulatory approval, we would market these products under the Teligent label to national chain drug stores, drug wholesalers, mail order pharmacies, retail pharmacies and the government through our internal sales efforts.

In our topical contract development and manufacturing services business, we have developed strong customer relationships that we believe provide us with both recurring revenue streams from those customers and opportunities to selectively increase our product offerings to our customers. We intend to continue to capitalize on our strong customer relationships to maintain and grow contract development and manufacturing revenues.

We have an FDA-registered facility that is equipped for manufacturing topical, semi-solid and liquid products. The design and configuration of our manufacturing facility provides flexibility in manufacturing batch sizes from 250 kg up to 2,400 kg. We intend to leverage this flexibility and capacity to support our growth in the topical prescription markets. We completed a significant expansion and utilities upgrade in this facility which increased our manufacturing capacity for topical products.

On November 26, 2019, we received a warning letter from the FDA following an inspection from April 2, 2019 to May 20, 2019 of our Buena, New Jersey manufacturing facility (the “FDA Warning Letter”). The FDA Warning Letter cited issues regarding out-of-specification test results, our stability program, our complaint handling, and drug product validation issues. We investigated the issues with the assistance of a consultant, responded to the FDA in December 2019 and March 2020, and submitted a final closeout letter on April 12, 2020. On August 13, 2020, we received an additional comment letter from the FDA in which the FDA indicated that it had reviewed our responses and deemed them to be inadequate as we failed to address and/or provide supporting documentation to several of the concerns raised in the FDA Warning Letter. We have since submitted supplemental response letters to the FDA outlining certain additional changes in our practices, submitting additional documentation to support previous and ongoing independent assessments, providing updates to our organizational structure, and providing further detail in regard to ongoing remediation projects (including comprehensive product quality assessments) to ensure all of our products are safe, effective and compliant. As part of our efforts to remediate the issues identified in the FDA Warning Letter and to strengthen our quality systems, we have undertaken and completed a comprehensive review of all of our products during the fourth quarter of 2020. While the review did not identify material issues with many of our products, it did identify issues of non-conformance with respect to certain products, which has resulted in recalls and halting the production of certain products, that we are actively reviewing and remediating. We are continuing to work diligently to remediate all issues cited by the FDA and those resulting from our comprehensive quality review, have and will continue to have active communications with the FDA regarding our progress and we believe we will be in a position to inform FDA of our inspection readiness by the third quarter of 2021. Since we cannot control the timing of the FDA re-inspection of the facility, we cannot predict the date when FDA will perform the site re-inspection. For additional discussion of the risks related to the FDA Warning Letter, see “Risk Factors—Risks Related to Our Business—Issues identified by the FDA in the FDA Warning Letter and additional product quality issues identified by us will have a negative impact on our business, financial position, operating results and cash flows and will delay the FDA’s pre-approval inspection of our newly installed injectable line.”

Our Customers

Generic Pharmaceutical Business. The manufacturing and commercialization of generic pharmaceutical products is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently manufacture and sell topical generic pharmaceutical products under our own label. We currently market over 70 products in the US and Canada. As we continue to execute our strategy, we expect to face increasing competition.

For the years ended December 31, 2020, and 2019, 47% and 41% of our total product sales, net, respectively, were to the three large wholesale drug distributors: AmerisourceBergen Corporation, or ABC; Cardinal Health, Inc., or Cardinal; and McKesson Drug Company, or McKesson. As of December 31, 2020, Cardinal accounted for 19% of our accounts receivable, ABC accounted for 8% of our accounts receivable, and McKesson accounted for 48% of our accounts receivable. As of December 31, 2019, Cardinal accounted for 22% of our accounts receivable, McKesson accounted for 25% of our accounts receivable, and ABC accounted for approximately 11% of our accounts receivable.

ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material adverse effect on our revenue, business, financial condition, results of operations and cash flows. There are generally three major negotiating entities in the US market: (i) the Walgreens Boots Alliance Development (WBAD), which consists of Walgreens and AmerisourceBergen’s PRxO Generics program, (ii) Red Oak Sourcing, which consists of CVS and Cardinal’s source program and (iii) ClarusOne, which consists of Walmart, RiteAid and McKesson’s OneStop program. A loss of any of these major entities could result in a significant reduction in revenue.

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

Contract Development and Manufacturing Business. Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the year ended December 31, 2020, approximately 49% of our contract services revenue was derived from pharmaceutical customers, as compared to 54% of total contract services revenue for the year ended December 31, 2019. None of our contract manufacturing services customers represented 10% of total revenue for the years ended December 31, 2020 or December 31, 2019.

Concentration of Risk. In 2020, we had sales to three customers which accounted for more than 10% of our total revenue. These customers had sales of $11.5 million, $5.2 million, and $4.5 million, respectively and represented 47% of total revenues in aggregate. Accounts receivable related to these three customers represented 75% of total accounts receivable as of December 31, 2020. In 2019, we had sales to two customers which individually accounted for more than 10% of our total revenue. These customers had sales of $17.6 million and $9.6 million, respectively, and represented 41% of total revenues in the aggregate. Accounts receivable related to these major customers represented 31% of all accounts receivable as of December 31, 2019.

Expansion into foreign operations in the fourth quarter of 2015 has generated net revenues greater than 10% outside of the United States. For the year ended December 31, 2020, domestic net revenues were $34.5 million and foreign net revenues were $10.8 million. As of December 31, 2020, domestic net assets were $139.9 million and foreign assets were $41.2 million. For the year ended December 31, 2019, domestic net revenues were $48.4 million and foreign net revenues were $17.5 million. As of December 31, 2019, domestic assets were $154.3 million and foreign assets were $52.6 million.

Our Products

There was no product which individually accounted for more than 10% of the total revenues in 2020. Diflorasone Diacetate Ointment USP 0.05% accounted for 15% of the Company's total revenues in 2019.

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

Teligent United States Topical Pharmaceutical Products

Product	Formulation	Presentations	Brand equivalent	Therapeutic Classification
Betamethasone Dipropionate (Augmented), 0.05%	Ointment	15g, 50g	DIPROLENE®	Topical Corticosteroid
Betamethasone Dipropionate (Augmented), 0.05%	Lotion	30mL, 60mL	DIPROLENE®	Topical Corticosteroid
Ciclopirox 1%	Shampoo	120mL	Loprox	Anti-fungal
Clindamycin Phosphate 1%	Topical Solution	30mL, 60mL	Cleocin®	Topical Anti-infective
Clobetasol Propionate 0.05%	Lotion	2oz, 4oz	Clobetasol	Topical Corticosteroid
Clobetasol Propionate 0.05%	Gel	15g, 30g, 60g	Embeline®	Topical Corticosteroid
Clobetasol Propionate 0.05%	Ointment	15g, 30g, 45g, 60g	Temovate Ointment	Topical Corticosteroid
Clobetasol Propionate 0.05%	Cream	15g, 30g, 45g, 60g	Temovate Cream	Topical Corticosteroid
Clobetasol Propionate Emollient 0.05%	Cream	15g, 30g, 45g, 60g	TemovateE®	Topical Corticosteroid
Desonide 0.05%	Ointment	15g, 60g	Desonide Ointment	Topical Corticosteroid
Desoximetasone 0.25% (1)	Ointment	15g, 60g, 100g	Topicort®	Topical Corticosteroid
Desoximetasone 0.05%	Ointment	15g, 30g, 60g, 100g	Topicort®	Topical Corticosteroid
Diclofenac Sodium 1.5%	Topical Solution	150mL	Pennsaid®	Topical Anti-inflammatory
Diflorasone Diacetate 0.05%	Ointment	15g, 30g, 60g	PSORCON	Corticosteroid
Econazole Nitrate 1%	Cream	15g, 30g, 85g	Spectazole®	Topical Anti-fungal
Erythromycin 2%	Gel	30g, 60g	Erygel®	Topical Corticosteroid
Erythromycin 2%	Topical Solution	60 mL	Erythromycin Topical Solution 2%	Topical Corticosteroid
Fluocinolone Acetonide 0.01%	Topical Solution	60mL	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.01%	Cream	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.025%	Ointment	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinolone Acetonide 0.025%	Cream	15g, 60g	Synalar®	Topical Corticosteroid
Fluocinonide 0.05%	Gel	15g, 30g, 60g	Fluocinonide Gel	Topical Corticosteroid
Fluocinonide 0.05%	Ointment	15g, 30g, 60g	Lidex	Topical Corticosteroid
Fluocinonide 0.1%	Cream	30g, 60g, 120g	Vanos	Topical Corticosteroid
Fluocinonide 0.05%	Topical Solution	20mL, 60mL	Lidex	Topical Corticosteroid
Flurandrenolide 0.05%	Ointment	15g, 30g, 60g	Cordran®	Topical Corticosteroid
Gentamicin Sulfate 0.1%	Cream	15g, 30g	Garamycin Cream	Topical Anti-infective
Gentamicin Sulfate 0.1%	Ointment	15g, 30g	Gentamicin Ointment	Topical Anti-infective
Halobetasol Propionate 0.05%	Ointment	15g, 50g	Ultravate	Topical Corticosteroid
Hydrocortisone Butyrate 0.1%	Lotion	118mL, 59 mL	Locoid®	Topical Corticosteroid
Lidocaine 4%	Topical Solution	50mL	Xylocaine®	Topical Anesthetic
Lidocaine 5%	Ointment	35.44g	Xylocaine®	Topical Anesthetic
Lidocaine 4%	Cream	5g, 15g, 30g	OTC	Topical Anesthetic
Lidocaine/Prilocaine 2.5% / 2.5%	Cream	5g, 30g	EMLA Cream	Local Anesthetic
Nystatin/Triam 100,000 Nystatin units/1mg per gram	Ointment	15g, 30g, 60g	Mykacet®	Topical Anti-fungal
Triamcinolone Acetonide 0.025%	Lotion	60ml	Triamcinolone Acetonide	Topical Corticosteroid
Triamcinolone Acetonide 0.1%	Ointment	15g, 80g, 1lb jar	Kenalog®	Topical Corticosteroid
Triamcinolone Acetonide 0.1%	Lotion	60mL	Triamcinolone Acetonide	Topical Corticosteroid
Triamcinolone Acetonide 0.1%	Cream	15g, 30g, 80g	Kenalog®	Topical Corticosteroid
Triamcinolone Acetonide 0.5%	Ointment	15g	Kenalog®	Topical Corticosteroid

Teligent United States Injectable Products

Product	Strength	Formulation	Presentations	Dossier type held by Teligent	Therapeutic Classification
Cefotan (Cefotetan) ®	1g, 2g	Injectable	Vial	NDA	Antibacterial for systemic use
Fortaz (Ceftazidime) ®	500mg, 1g, 2g, 6g	Injectable	Vial, Twist Vial, Frozen Bag	NDA	Antibacterial for systemic use

Teligent Canada Products (1)

Product	Strength	Formulation	Presentations	Brand equivalent	Dossier type held by Teligent	Therapeutic Classification
Acetylcysteine	200 mg/mL	Injectable	10mL and 30 mL vial	Mucomyst®	ANDS	Antidote
Atropine	0.4 mg/mL, 0.6 mg/mL	Injectable	1 mL ampoule	N/A	DINA	Antimuscarnic, antispasmodic
Baclofen	0.05 mg/mL, 0.5mg/mL, 2mg/mL	Injectable	1mL, 5mL, 20mL ampoule	Lioresal®	ANDS	Muscle Relaxant
Clindamycin Phosphate Topical Solution USP	1% w/v	Topical Solution	30 mL and 60 mL bottle	DalacinT®	ANDS	Topical Antibiotic
Cyanocobalamin	1000 mcg/mL	Injectable	1 mL ampoule, 10 mL vial	N/A	DINA	Hematopoietic
Diazepam	5 mg/mL	Injectable	2mL ampoule	Valium®	ANDS	Axiolytic - sedative
Diclofenac Sodium Solution	1.5% w/w	Topical Solution	150 mL, 60 mL bottle	Pennsaid®	ANDS	Topical Anti-inflammatory
Dimenhydrinate	50 mg/mL, 250 mg/mL	Injectable	1 mL ampoule, 5 mL vial	Gravol®	DINA	Antiemtic
Dobutamine	12.5 mg/mL	Injectable	20 mL vial	N/A	ANDS	Sympathomimetic
Dorzolamide (2)	0.02	Opthalmic Solution	5 mL	Trusopt	ANDS	Elevated Intraocular Pressure Therapy (Topical Carbonic Anhydrase Inhibitor)
Dorzolamide & Timolol (2)	2% Dorzolamide and 0.5% Timolol	Opthalmic Solution	5 ml & 10 mL	Cosopt	ANDS	Elevated Intraocular Pressure Therapy (Topical Carbonic Anhydrase Inhibitor and Topical Beta-Adrenergic Blocking Agent)
Epinephrine	1 mg/mL	Injectable	1 mL ampoule	Adrenalin®	DINA	Sympathomimetic
Ergonovine Maleate	0.25 mg/mL	Injectable	1 mL ampoule	N/A	DINA	Oxytocic
Fentanyl	50 mcg/mL	Injectable	2mL ampoule	Sublimaze®	ANDS	Opiate Anesthetic
Furosemide	10 mg/mL	Injectable	2 mL ampoule	Lasix®	ANDS	Diuretic
Gemcitabine Hydrochloride	10 mg, 200 mg, 1 g	Injectable	10 mg, 200 mg, 1 g vial	Gemzar®	ANDS	Antineoplastic agent
Gentamicin Sulfate	10 mg/mL, 40 mg/mL	Injectable	2mL ampoule	Garamycin®	ANDS	Antibiotic
Irinotecan Hydrochloride	20 mg/mL	Injectable	2 mL, 5 mL, 15 mL, 25 mL vial	Camptosar®	ANDS	Antineoplastic agent
Latanoprost (2)	50 mcg/mL	Opthalmic Solution	2.5 mL	Xalatan	ANDS	Prostaglandin F2α analogue
Latanoprost & Timolol (2)	50 mcg / mL Latanoprost and	Opthalmic Solution	2.5 mL	Xalacom	ANDS	Elevated Intraocular Pressure Therapy Prostaglandin F2α Analogue and Beta-adrenergic Receptor Blocker

Product	Strength	Formulation	Presentations	Brand equivalent	Dossier type held by Teligent	Therapeutic Classification
Lidocaine 1%	10 mg/mL	Injectable	5 mL and 10 mL polyampoule, 5 mL glass	Xylocaine®	DINA	Local Anesthetic
Lidocaine 1% multidose	10 mg/mL	Injectable	20 mL and 50 mL vial	Xylocaine®	DINA	Local Anesthetic
Lidocaine 2%	20 mg/mL	Injectable	5 mL and 10 mL polyampoule	Xylocaine®	DINA	Local Anesthetic
Lidocaine 2% multidose	20 mg/mL	Injectable	20 mL and 50 mL vial	Xylocaine®	DINA	Local Anesthetic
Lidocaine 2% with epinephrine	20 mg/mL & 0.01 mg/mL	Injectable	20 mL and 50 mL vial	Xylocaine®	DINA	Local Anesthetic
Lidocaine Hydrochloride Topical Solution USP 4%	40 mg/mL	Topical Solution	50mL bottle	Xylocaine®	DINA	Topical Anesthetic
Lidocaine Ointment USP 5%	50 mg/g	Ointment	35g tube	Xylocaine®	DINA	Topical Anesthetic
Methylene Blue	10 mg/mL	Injectable	5mL ampoule	N/A	DINA	Antidote
Naloxone	0.4mg / ml	Injectable	1mL ampoule	Narcan®	ANDS	Opitate Antagonist
Piperacillin and Tazobactam	2g/0.25 g, 3 g/0.375 g, 4 g/0.5 g	Injectable	2.25 g, 3.375 g, 4.5 g vial	Tazocin®	ANDS	Antibacterial for systemic use
Sodium Cloride	0.009	Injectable	10 mL polyampoule	N/A	DINA	Diluent
Sterile Water for Injection	1	Injectable	10 mL polyampoule	N/A	DINA	Diluent
Succinylcholine Chloride	20 mg/mL	Injectable	10 mL and 20 mL vial	Quelicin®	DINA	Muscle Relaxant
Sufentanil Citrate Injection	50 mcg/mL	Injectable	1 mL, 5 mL and 20 mL ampoule	N/A	ANDS	Opiate Anesthetic

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

Research and Development

Our R&D activities are integral to our business and are conducted at our facilities in Buena, New Jersey. The R&D team is responsible for formulation, reverse engineering, methods development, analytical and microbiologic testing and scale up, and regulatory expertise. Our employees have specific expertise in developing injectable products and topical products in a wide range of formulation types, including simple solutions through complex creams. All ANDA topical development is conducted in-house except for bioequivalence testing, which is performed by a contract research organization ("CRO"). Our injectable development is primarily conducted in house with some assistance from certain CRO's.

We incurred $7.7 million and $10.8 million in R&D expenses in 2020 and 2019, respectively.

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

In our generic injectable prescription drug business, we also face competition from other generic drug manufacturers and brand-name pharmaceutical companies through authorized generics. Although there are a significant number of competitors in the generic drug market, there are fewer dominant competitors in the injectable generic drug market. The four dominant companies in the injectable generic drug market in the United States consist of Fresenius Kabi USA, Pfizer, Par and Hikma. In Canada, we face competition from largely the same firms as in the United States as well as certain Canada-only firms. The Canadian generic injectable market is dominated by Sandoz (the generic pharmaceutical division of Novartis AG), Pfizer Injectables and Fresenius Kabi Canada.

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

The contract development and manufacturing services market is highly competitive and includes larger organizations with substantially greater resources than us. Many of our competitors are companies that commercialize and/or manufacture their required products at their own facilities. These competitors include major pharmaceutical companies, generic drug manufacturers and consumer health product companies that generally have substantially greater manufacturing, R&D, marketing and financial resources than us and, in some cases, have more geographically diversified international operations. We compete specifically with a number of different privately held contract manufacturing companies. Although this market is competitive, the competition is limited due to the need for specific expertise in topical formulations and cGMP facilities. We believe that we have the expertise required and we will continue to service our existing customers in this market by providing high quality, customer-oriented service, complemented by our contract development expertise in topical formulations.

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

Facility and Operations

The Company’s executive administrative offices are located in Buena, New Jersey, in two facilities which originally were approximately 33,000 square feet built on 8.44 acres of land in 1995, which we own. In 2017 we acquired an additional 3.0 acres of adjacent land in support of our facility expansion. We now own a total of 11.44 acres at our Buena facility. The facilities are used for production, product-testing, product development, and warehousing for our pharmaceutical, cosmeceutical and cosmetic products. We completed construction on an expansion of our Buena, New Jersey facility to total approximately 110,000 square feet. The expanded facility has increased our manufacturing capability for topical products and will also enable the production of sterile injectable products in both vial and ampule presentations upon FDA approval. The sterile production area is designed around isolator-based technology. Our capabilities encompass a full suite of competencies, including manufacturing, regulatory, quality assurance and in-house validation. We are using this facility expansion as an opportunity to secure our long-term growth in manufacturing and marketing injectable in the US and to upgrade and improve the degree of automation and capacity in our existing topical production suite.

We operate our facility in accordance with cGMP. Our facility is registered with the FDA as a drug establishment. We believe that our facility and equipment are in good condition, are well-maintained and can operate at present levels. Our manufacturing operations are focused on regulatory compliance, continuous improvement, process standardization and excellence in quality and execution across the organization. On November 26, 2019, the FDA issued us a Warning Letter following an inspection of our manufacturing facility at 105 Lincoln Avenue, Buena, New Jersey, that identified several cGMP violations.

We lease additional warehouse space in Vineland, New Jersey, as needed to complement our existing warehouse capacity.

The Company also leases approximately 9,500 square feet of corporate office space in Iselin, New Jersey, and approximately 4,000 square feet of office space in Mississauga, Canada.

Human Capital Resources

Our employees are the heart of our Company. On December 31, 2020, we had a total of 142 full-time employees, including 11 full-time employees in Canada. In addition, as the need arises, we occasionally utilize short-term, part-time employees who are paid on an hourly basis. We also utilize temporary employees provided by third-parties on a regular basis, primarily in our production department. We do not have a collective bargaining agreement with our employees and we believe that our employee relations are good.

In the highly competitive pharmaceutical industry, it is imperative that we attract, develop and retain top talent on an ongoing basis. To do this, we seek to make Teligent an inclusive, diverse and safe workplace, with meaningful compensation, benefits and wellness programs, and offering training and leadership development programs that foster career growth.

Our executive leadership team and Board of Directors play key roles in overseeing culture and talent at Teligent and devote time throughout the year to human capital strategy and execution in such areas as: inclusion and diversity, Company culture, employee engagement, training and development, recruiting and turnover, leadership development and succession planning. Management regularly updates the Board on internal metrics in these areas.

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

Risks Related to Our Business

Issues identified by the FDA in the FDA Warning Letter and additional product quality issues identified by us will have a negative impact on our business, financial position, operating results and cash flows and will delay the FDA’s pre-approval inspection of our newly installed injectable line.

We received a warning letter from the FDA in November 2019 relating to our Buena, NJ manufacturing facility resulting from an inspection at such facility from April 2, 2019 to May 20, 2019 (the “FDA Warning Letter”). The FDA Warning Letter cited issues regarding out-of-specification test results, our stability program, our complaint handling, and drug product validation issues. We investigated the issues with the assistance of a consultant, responded to the FDA in December 2019 and March 2020, and submitted a final closeout letter on April 12, 2020. On August 13, 2020, we received an additional comment letter from the FDA in which the FDA indicated that it had reviewed our responses and deemed them to be inadequate as we failed to address and/or provide supporting documentation to several of the concerns raised in the FDA Warning Letter. We have since submitted response letters to the FDA outlining certain changes in our practices, submitting additional documentation to support previous and ongoing independent assessments, providing updates to our organizational structure, and providing additional detail on ongoing remediation projects (including comprehensive product quality assessments) to ensure all of our products are safe, effective and compliant.

As part of our efforts to remediate the issues identified in the FDA Warning Letter and to strengthen our quality systems, we undertook a comprehensive review of all of our products that we completed in the fourth quarter of 2020. While the review did not identify material issues with many of our products, it did identify issues of non-conformance with respect to certain products, which has resulted in recalls and halting the production of certain products, that we are actively reviewing and remediating. As a result, there have been, and we believe there will continue to be, supply disruptions or process changes with respect to these products including product recalls, long-term production pauses, short-term clear path to market production pauses, and continued production with minor process corrections. We believe disruptions with respect to certain of our products and the diversion of resources to remediate the product quality issues will have a negative impact on our business, financial position, operating results and cash flows for the fourth quarter of 2020 and during 2021, including reducing revenue, negatively impacting operating/(loss), and possibly resulting in impairment and other charges. Further, we anticipate that the FDA’s issuance of the FDA Warning Letter and review of our processes will continue to delay the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at our Buena, NJ facility. The continued failure to address the issues identified by the FDA in the FDA Warning Letter and those subsequently identified by us in our comprehensive product quality review as well as the continued delay in obtaining the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility will have a negative impact on our business, financial position, operating results and cash flows.

The ongoing COVID-19 pandemic and actions taken in response to it may result in additional disruptions to our business operations.

Our business and operations, including but not limited to ongoing or planned research and development activities, have been adversely affected by the ongoing COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon which we rely. The COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to it (including executive orders, shelter-in-place orders and work-from-home policies) have had effects that have and may continue to negatively impact productivity and disrupt our business. For example, in response to public health directives and orders, we have implemented work-from-home policies for all non-production employees and adjusted our production schedule to concentrate on high demand or low stock product. Additionally, we initiated a reduction in force at our Buena, NJ manufacturing facility and shifted our research and development operation being performed in our Tallinn, Estonia office to our manufacturing facility in Buena, NJ.

These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial position, operating results and cash flows.

If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business and development activities, including, but not limited to:

•delays in necessary interactions with and approvals from the FDA and other regulatory authorities;
•strain on our suppliers or other third parties, possibly resulting in supply disruption, or customer delays in purchases or payments for our products;
•delays in manufacturing of our pharmaceutical products;
•decreases in dermatology visits and thus patient demand for our topical pharmaceutical products; and
•the ability to raise capital when needed on acceptable terms, if at all.

We rely on a limited number of customers for a large portion of our revenues.

We depend on a limited number of customers for a large portion of our revenue. We have three customers that accounted for approximately 47% of our revenue for the twelve months ended December 31, 2020, and we have two customers that accounted for 41% of our revenue for the year ended December 31, 2019. The loss of one or more of these customers could have a significant impact on our revenues and harm our business, results of operations and cash flows.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We expect to generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. While we continue to diversify our product portfolio, none of our products accounted for more than 10% of our revenue for the twelve months ended December 31, 2020, and one of our products accounted for 15% of our revenue for the year ended December 31, 2019. Any material adverse developments, including increased competition, loss of customers, pricing pressures and supply shortages, with respect to the sale or use of our products and prospective products, or our failure to successfully introduce such products, could have a material adverse effect on our revenues and gross margin.

The pharmaceutical industry in which we operate is intensely competitive.

The pharmaceutical industry in which we operate is intensely competitive. The competition that we encounter has an effect on our product prices, market share, revenue and profitability. Depending upon how we respond to this competition, its effect may be materially adverse to us. We compete with, among others, the original manufacturers of the brand-name equivalents of our generic products, and other generic drug manufacturers.

Most of the products that we are developing are either generic drugs or products without patent protection. These drugs are therefore more subject to direct competition than patented products. In addition, because many of our competitors have substantially greater financial, production and research and development resources, substantially larger sales and marketing organizations, and substantially greater name recognition than we have, we are particularly subject to the risks inherent in competing with them. We may not be able to successfully develop or introduce new products that are less costly than those of our competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors, any of which may adversely impact our financial condition, operating results and cash flows.

As our competitors introduce their own generic equivalents of our generic pharmaceutical products, our revenues and gross margin from such products may decline, potentially rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for identical competing products, that market share, and the price of that product, may decline depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. Further, in the event we encounter delays in testing and manufacturing new pharmaceutical products, submitting applications for, and obtaining, regulatory approval, and commercializing new products, our competitors may successfully launch competing products ahead of us, reducing our competitive advantage and ability to successfully market and sell our products. We cannot provide assurance that we will be able to continue to develop such products or that the number of competitors with such products will not increase to such an extent that we may stop marketing a product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.

If pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and other efforts, sales of our generic products may be adversely impacted.

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition, including competition from generic manufacturers such as us. These efforts have included, among others:

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

If pharmaceutical companies or other third parties are successful in limiting the use of generic products through these or other means, our sales of our generic products may decline, which may adversely impact our results of operations, financial condition and cash flows may be significantly and adversely impacted.

Our generics business also faces increasing competition from brand-name manufacturers that do not face any significant regulatory approval or other barriers to enter into the generics market.

Our generics business also faces increasing competition from brand-name manufacturers that do not face any significant regulatory approval or other barriers to enter into the generics market. These brand-name companies sell “authorized generic” versions of their products to the market directly, acquire or form strategic alliances with our competitor generic pharmaceutical companies, or grant them rights to sell “authorized generics.” Moreover, brand-name companies continually seek new ways to delay the introduction of generic products and decrease the impact of generic competition, such as filing new patents on drugs whose original patent protection is about to expire, developing patented controlled-release products, changing product claims and product labeling, or developing and marketing as over-the-counter products those branded products that are about to face generic competition, when feasible. Our competitors, which include major multinational corporations with substantially more resources than we have, are consolidating in both the branded and generics industries, and the strength of the combined companies could affect our competitive position in all of our business areas. Furthermore, if one of our competitors or its customers acquires any of our customers or suppliers, we may lose business from the customer or lose a supplier of a critical raw material.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions, alliances and partnerships among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. In addition, we generally do not enter into long-term supply agreements with our customers that would require them to purchase our products. The result of these developments may have a material adverse impact on our business, financial position and results of operations, and could cause the market value of our common stock to decline.

Lack of availability, issues with quality or significant increases in the cost of raw materials used in manufacturing our products, and inventory challenges could adversely impact our financial condition and operating results.

Affordable, high quality raw materials and packaging components are essential to our business due to the nature of the products we manufacture. We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to regulatory, performance, quality, support or price considerations. In this type of limited-supplier situation, increased prices, rationing and/or shortages can occur. In response to the situation, we try to identify alternative materials or suppliers for such raw materials and finished goods like containers and closures. However, FDA requirements for products approved through the ANDA or NDA process could substantially lengthen the time for approval of an alternate material source. Certain material shortages and approval of alternate sources could adversely affect our ability to develop, commercialize and sell certain of our products and may adversely affect our business and financial results, which may be more significant if such single-supplier issues affect our higher volume or more profitable products.

In addition, raw materials purchased from third parties, including those from foreign countries, may contain counterfeit ingredients or other adulterants. We maintain a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify potential counterfeit ingredients, adulterants and toxic substances. Nevertheless, discovery of previously unknown problems with the raw materials or product manufacturing processes, or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of a potentially contaminated product from the marketplace, either temporarily or permanently. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers or the quality of their products may result in production delays or higher raw material costs. Also, any future recall or removal would result in additional costs to us, may significantly harm our reputation, and may give rise to product liability or other litigation, any of which could have a material adverse effect on our operating results and financial condition.

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

In the United States, we and our suppliers of raw materials are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other current and potential future federal, state or local regulations. In Canada, we and our suppliers of raw materials are also subject to regulation under the Hazardous Products Act, Controlled Products Regulations, Consumer Product Safety Act, Canadian Environmental Protection Act and other current and potential future federal, provincial/territorial or local regulations. Failure to adhere to such regulations, by either us or our suppliers, could harm our business and results of operations.

In addition, because chemical ingredients are used in the manufacture of our products and due to the nature of the manufacturing process itself, there is a risk of incurring liability for damages caused by or during the storage or manufacture of both the chemical ingredients and the finished products. We have implemented safety procedures for handling and disposing of such materials, however, such procedures may not comply with the standards prescribed by federal, state and local regulations. Even if we follow such safety procedures for handling and disposing of hazardous materials and chemicals and such procedures comply with applicable law, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Although we have never incurred any material liability for damages of that nature, we may be subject to liability in the future. In addition, while we believe our insurance coverage is adequate, it is possible that a successful claim would exceed our coverage, requiring us to pay a substantial sum.

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing the remediation of contaminated soil and groundwater. Such environmental laws may apply to conditions at properties and facilities presently or formerly owned or operated by us, as well as to conditions at properties at which wastes or other contamination attributable to us have been sent or otherwise come to be located. One of our former facilities is currently undergoing remediation of environmental contamination. Based on information provided to us from our environmental consultants and what is known to date, we believe the reserves are sufficient for the remaining remediation of the environmental contamination. There is a possibility, however, that the remediation costs may exceed our estimates. In addition, we can give no assurance that the future cost of compliance with existing environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. Future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation by the FDA, Health Canada and other federal, state, provincial/territorial and local regulatory authorities.

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, marketing, advertising and sale of our products, among other things, are subject to extensive regulation by one or more U.S. or Canadian agencies, including the FDA, the Federal Trade Commission and the Consumer Products Safety Commission, Health Canada, as well as by several state, provincial/territorial and local agencies in localities where our products are stored, distributed or sold. In addition, we manufacture and market certain of our products in accordance with standards set by organizations, such as the USP, British Pharmacopeia, or BP, scientific nonprofit organizations that sets standards for the identity, strength, quality, and purity of medicines, food ingredients, and dietary supplements manufactured, distributed and consumed worldwide. Adherence to USP and BP published drug standards are prescribed by the FDA and the Canadian Food and Drug Regulations, as applicable.

The FDA and Health Canada regulate the testing, manufacture, labeling, marketing and sale of pharmaceutical products. Approval by the FDA or Health Canada is required before any new drug, including any new generic drug, may be marketed or sold in the United States or Canada. To obtain approval from the FDA and Health Canada for our product candidates that are generic versions of brand-name drugs, we intend to submit an Abbreviated New Drug Application (ANDA) in the United States and an Abbreviated New Drug Submission (ANDS), or Drug Identification Number Application (DINA) in Canada. These require us to demonstrate to the FDA or Health Canada that each generic product candidate has the same active ingredient, strength, dosage form, route of administration and intended use as a corresponding approved drug product and is bioequivalent to the branded drug product (approved under a New Drug Application (NDA) in the United States, or a New Drug Submission (NDS) or DINA in Canada), meaning that there is no significant difference between the drugs in their rate and extent of absorption in the body. However, if the FDA determines that an ANDA, or Health Canada determines that an ANDS or DINA, for a generic drug product is not adequate to support approval, it could deny our application or request additional data or information, which could delay approval of the product and impair our ability to compete with the brand-name drug product and/or other generic versions of the product

If our product candidates receive FDA or Health Canada approval through the ANDA, ANDS or DINA processes, as applicable, the labeling claims and marketing statements that we can make for our generic drugs are generally limited to the claims approved by the FDA or Canada for use in the brand-name product’s label. In addition, following regulatory approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive and ongoing regulatory requirements. Our ongoing compliance with these ongoing regulatory requirements could result in additional information requests from the FDA or Health Canada and potentially result in a request from the agency to conduct a product recall or to strengthen warnings and/or revise other label information about the product. Any of these regulatory actions could adversely affect our business, financial condition, results of operations and cash flows.

As a manufacturer, importer and distributor of pharmaceutical products, we must also comply with cGMPs, or current Good Manufacturing Practices, which include requirements related to production processes, quality control and assurance and recordkeeping. Our manufacturing facilities and procedures and those of our suppliers are subject to periodic inspection by the FDA or Health Canada and foreign regulatory agencies to ensure compliance with cGMP and other requirements applicable to such products. Any material deviations from pharmaceutical cGMPs or other applicable requirements identified during such inspections may result in recalls or other enforcement actions, including warning letters and non-compliance ratings, a delay or suspension in manufacturing operations, consent decrees or civil or criminal penalties. Further, discovery of previously unknown problems with a product or manufacturer may result in restrictions or sanctions, including suspension or withdrawal of marketing approvals, seizures or recalls of products from the market, or civil or criminal fines or penalties, any of which could significantly and adversely affect supplies of our products.

The COVID-19 pandemic has introduced additional strains on FDA and Health Canada and has presented uncertainty on the impact this may cause on regulations or the related timeframes pertaining to communication with, or receiving approvals from, FDA and Health Canada.

Our actual or perceived failure to comply with U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information could result in liability or reputational harm and could harm our business.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. Complying with the enhanced obligations imposed by the General Data Privacy Regulation, or the GDPR, to and other applicable international and US privacy laws and regulations may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and noncompliance could result in regulatory penalties and significant legal liability.

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

We could experience business interruptions at our manufacturing facility.

We manufacture drug products at one domestic manufacturing facility, which may be forced to shut down or may be unable to operate at full capacity as a result of hurricanes, tornadoes, earthquakes, storms and other extreme weather events as well as strikes, war, violent upheavals, terrorist acts, pandemics and other force majeure events. A significant disruption at this facility, even on a short-term basis, could impair our ability to produce and ship drug products to the market on a timely basis, which may have a material adverse effect on our business, financial position and results of operations.

Any failure to comply with our reporting and payment obligations related to our participation in federal health care programs, including Medicare and Medicaid, could subject us to investigation, penalties, and sanctions.

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

We, like other generic drug manufacturers, have agreements with customers allowing chargebacks, product returns, administrative fees, failure to supply penalties and other rebates. Under many of these arrangements, we may match lower prices offered to customers by competitors. If we choose to lower our prices and, if contractually obligated, we issue a credit on the products that the customer is holding in inventory, it could reduce sales revenue and gross margin for the period the credit is provided. Under many of these arrangements, in the event we are unable to supply a certain product and are unable to meet the needs of our customers, we may incur failure to supply penalties which may be significant. Like our competitors, we also give credits for chargebacks to wholesalers with whom we have contracts for their sales to hospitals, group purchasing organizations, pharmacies or other customers. A chargeback is the difference between the price at which we invoice the wholesaler and the price that the wholesaler’s end-customer pays for a product. Although we establish reserves based on prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances, and chargebacks will not exceed our estimates. As we continue to experience the consolidation of our customers, which may result in changes to previous patterns of ordering and/or pricing of our products, this could disrupt our established methodologies for calculating our provisions for chargebacks and other accruals.

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
•the US federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the US federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•analogous state and foreign laws and regulations relating to health care fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers; and
•state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We have conducted and may in the future initiate additional studies in countries other than the United States. Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products, if approved, in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, and there continues to be significant uncertainty regarding health care, health care coverage and health care insurance markets. The uncertainty around the future of the Affordable Care Act, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales and results of operations. Similarly, there are a number of state and local legislative and regulatory efforts related to drug pricing, including drug price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit reimbursement levels, which could result in reduced demand for our products or create additional pricing pressures.

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

Additionally, studies of the proper utilization, safety, and efficacy of pharmaceutical products conducted by the industry, government agencies, and others can call into question the utilization, safety, and efficacy of previously marketed as well as future products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs, such as the need for a patient registry, as well as delays in approvals. The occurrence of any of the above risks could adversely affect our business, financial position, results of operations and/or cash flow.

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

From time to time, third parties have asserted intellectual property infringement claims against us and our customers and there can be no assurance that third parties will not assert infringement claims against either us or our customers in the future. While we believe that our products do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that we would not be found to infringe on the proprietary rights of others. Any claims that our products or processes infringe these rights, regardless of their merit or resolutions, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation.

In addition, our customers’ products may be subject to intellectual property infringement claims, which could materially affect our business if their products cease to be manufactured and they have to discontinue the use of the infringing technology which we may provide. Further, we may be responsible for indemnifying our customers for an intellectual property infringement claim.

If we were to assert any of our own intellectual property infringement claims against third parties and the third parties were found not to infringe our intellectual property or our intellectual property was found to be invalid and/or unenforceable, we would lose the opportunity to leverage our own intellectual property, for example, through licensing of our technology to others, collection of damages and/or royalty payments based upon successful assertion of our intellectual property rights via enjoining others from practicing the technology at issue.

Any of the foregoing could affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.

Our goodwill or other intangible assets have been subject to impairment charges and may continue to be subject to impairment in the future.

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, annually or whenever significant events or changes in circumstances indicate impairment may have occurred. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability, or discount rates. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the twelve months ended December 31, 2020, we determined that there was an impairment of $101.5 million to our long-lived assets, and we may experience such charges in the future, particularly if our business performance continues to decline or expected growth is not realized. We cannot predict the amount and timing of any future impairments, if any. Any future impairment of our goodwill, tangible assets or other intangible assets could have a material adverse effect on our financial condition and results of operations, as well as the trading price of our securities.

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

We are currently involved in U.S. and Canadian antitrust litigation related to our pricing practices, each of which could result in significant fines, reputational harm or otherwise adverse effects on our business, financial condition and results of operations.

Thirteen putative class actions have been filed against us and certain other defendants and have been consolidated in Multidistrict Litigation in the Eastern District of Pennsylvania regarding the pricing of generic pharmaceuticals, including our antifungal skin cream Econazole Nitrate 1% product. In addition, “Opt-out” antitrust lawsuits have been filed against us by various plaintiffs and have been consolidated into the Multidistrict Litigation. Each of the opt-out complaints names several dozen defendants (including us) and involves allegations regarding the pricing of econazole (and in some cases fluocinolone acetonide) along with up to 180 other drug products, most of which were not manufactured or sold by us during the period at issue. A complaint has also been filed by certain state Attorneys General based on pricing of topical drugs, naming us as a defendant with respect to econazole nitrate. This action has also been consolidated into the Multidistrict Litigation. In addition, in June 2020, a putative class action lawsuit was filed in the Federal Court of Canada against us and our Canadian subsidiary, along with over 50 other pharmaceutical defendant companies, alleging that the generic drug manufacturer defendants conspired to allocate the Canadian market and customers, fix prices and maintain the supply of generic drugs in Canada to artificially maintain market share and higher generic drug prices in violation of Canada’s Competition Act. The Canadian lawsuit is at a very early stage and we are unable to form a judgment at this time as to whether an unfavorable outcome is probable or remote to provide an estimate of the amount or range of potential loss. While we intend to vigorously defend our position in connection with each of these lawsuits, the outcome of any of this litigation could result in serious fines being levied on us, along with harm to our reputation. Any negative outcome from any of these matters or any other investigation related to our pricing could have a material adverse effect on our business, financial condition and results of operations.

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

We will need to hire or retain qualified personnel with expertise in quality systems, nonclinical testing, government regulation, formulation and manufacturing, sales and marketing and finance. We compete for qualified individuals with numerous pharmaceutical and consumer products companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to achieve and maintain adequate disclosure controls and procedures and internal control over financial reporting, our business results of operations and financial condition, and investors’ confidence in us, could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. We did not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, which quarterly report was filed on December 31, 2020. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing.

In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. Our management assessed our existing disclosure controls and procedures as of December 31, 2020, and our management concluded that we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, "Controls and Procedures" below.

Our remediation efforts identified in Item 9A, “Controls and Procedures” below are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2021 and beyond, as necessary.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, or if additional material weaknesses are found in our internal controls in the future, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

Our past failure to prepare and timely file our periodic report with the SEC may limit our access to the public markets to raise debt or equity capital.

Since we did not file a prior periodic report within the timeframe required by the SEC, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current and timely filer. If we wish to pursue an equity or debt offering within the next year, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity or ability to raise capital in a timely manner.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

As of December 31, 2020, we had federal net operating loss carry forwards, or NOLs, of approximately $10.7 million which expire from 2021 through 2037. Federal operating losses arising during and after 2018 are not subject to expiration; however, their usage except for losses incurred in the years 2018 through 2020 is limited to 80% of taxable income during the year of use assuming that they qualify for use under the CARES Act. Our ability to utilize our NOLs is limited under Section 382 of the Internal Revenue Code. Our ability to use NOLs is subject to substantial limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code, which limit the utilization of net operating losses upon a more than 50% change in ownership of our stock that is held by 5% or greater stockholders. We examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. We believe that operating losses subsequent to the change date in 2010 (aggregating $26.5 million) are not subject to Section 382 limitations unless additional ownership changes occur. We reexamined the application of Section 382 for years after 2010 and discovered that changes in ownership occurred on August 19, 2020, October 31, 2020 and December 31, 2020. Additionally, as of December 31, 2020, we estimated an annual limitation of $28 thousand per year. The Company has also estimated the amounts of net operating loss and research and development tax credit carryforwards which will expire unutilized as a result of its estimated annual limitations under Section 382 and has made the decision to write them down, detail of which is in the tax footnote. Finally, future use of the NOLs can be limited again if the Company has any additional changes in ownership under Section 382.

We are subject to the provisions of ASC 740-10-25, Income Taxes (ASC 740) which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, we undergo a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. For federal purposes, post 1998 tax years remain open to examination as a result of NOLs. We are currently open to audit by the appropriate state income taxing authorities for tax years 2016 to 2019. Currently, we are under audit by the state of New Jersey for the period 2015 to 2020.

For the tax year ended December 31 2020, we have recorded an unrecognized tax benefit of $2.3 million.

Risks Related to Our Indebtedness

Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition, cash flows and our ability to service our indebtedness.

We have a substantial amount of indebtedness which will require significant cash to service. As of the date of this Form 10-K filing and after giving effect to the January 2021 Debt Exchange Transactions, our total consolidated indebtedness was approximately $109.7 million. Our substantial level of indebtedness, coupled with our expectation that we will continue to incur losses and generate negative cash flows from operations for the foreseeable future, makes it unlikely that we will be able to generate sufficient cash to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our significant liquidity constraints and other financial obligations and contractual commitments, may have a material adverse impact on us.

To the extent we incur new indebtedness, the related risks we now face regarding our substantial leverage could be intensified. Further, our ability to meet our expenses, to remain in compliance with our covenants under our debt instruments and to make future payments in respect of our indebtedness depends on, among other factors, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic, regulatory and other factors. We are not able to control many of these factors. Given current industry and economic conditions, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we fail to meet our obligations under our existing or future indebtedness and the lenders declare one or more events of default thereunder, you will suffer a total loss of your investment in our common stock, whether through pursuit of a reorganization under the U.S. Bankruptcy Code, foreclosure or otherwise.

If we fail to comply with the financial covenants contained in our Senior Credit Facilities, our senior lenders could accelerate all amounts owing thereunder which, in turn, could result in the acceleration of all amounts owing under our Series D Notes.

We are subject to certain financial covenants as set forth in our Senior Credit Facilities. These financial covenants include a minimum liquidity covenant of $3.0 million (on a consolidated basis) at all times, which increases to $4.0 million (on a consolidated basis) on March 31, 2022. In addition, until March 31, 2022, the Senior Credit Facilities suspend testing of the minimum consolidated adjusted EBITDA covenant, at which time such minimum consolidated adjusted EBITDA covenant levels will resume to the levels in effect prior to the Second Lien Amendment. In the event that we are unable to comply with these covenants, or obtain a waiver from our senior lenders, the senior lenders would have the right, but not the obligation, to permanently reduce the commitments under the Senior Credit Facilities in whole or in part or to declare all or any portion of the outstanding balances thereunder due and payable. We do not currently have available liquidity to repay these outstanding borrowings in the event of a default and acceleration. If we are unable to raise additional capital to meet these obligations, we may have to delay expenditures, reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, make significant changes to our operating plan, pursue a merger or other transaction involving a change of control, restructure our outstanding debt, or seek relief under the U.S. Bankruptcy Code.

Restrictive covenants in our Senior Credit Facilities may interfere with our ability to obtain additional advances under existing credit facilities or to obtain new financing or to engage in other business activities.

Our Senior Credit Facilities contain certain affirmative, negative, and financial covenants, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA. These restrictions may interfere with our ability to obtain additional advances under our credit facilities or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue.

Risks Related to Our Common Stock

There is substantial doubt about our ability to continue as a going concern.

We have recently experienced significant liquidity issues, and we continue to experience significant financial and operating challenges that present substantial doubt as to our ability to continue as a going concern. As of the date of this Form 10-K filing, we had approximately $25.2 million in cash and cash equivalents. We have incurred significant losses and generated negative cash flows from operations in recent years, and we expect to continue to incur losses and generate negative cash flows from operations for the foreseeable future. We are not currently generating revenues from operations that are sufficient to cover our operating expenses, and our available capital resources are not sufficient for us to continue to meet our obligations as they become due, presenting substantial doubt as to our ability to continue as a going concern.

We are actively exploring additional sources of liquidity and we have engaged financial and legal advisors to assist us in, among other matters, analyzing all available strategic alternatives to address our liquidity and capital structure including, but not limited to, significant changes in our operating plan, pursuit of a merger or other change of control transaction, restructuring our outstanding debt via out of court methods. Should the company’s liquidity drop below acceptable operating limits, we may also pursue additional options including a reorganization under the U.S. Bankruptcy Code, or ceasing operations. However, we are unable to determine at this time whether any of these potential sources of liquidity will be available to us on commercially acceptable terms, if at all, or if any such sources of liquidity, individually or taken together, will be sufficient to address our liquidity needs. There is substantial doubt that these potential sources of liquidity will be realized or that they will be sufficient to generate the material amounts of additional liquidity we will require to fund our operations for the foreseeable future.

In the event we were to pursue an in-court bankruptcy reorganization under the U.S. Bankruptcy Code, we would be subject to the risks and uncertainties associated with bankruptcy proceedings, including the potential delisting of our common stock from trading on Nasdaq.

While our recent equitization and refinancing transactions and our at-the-market equity offering have reduced our leverage and increased our cash and cash equivalents to approximately $25.2 million as of the date of this Form 10-K filing, we nonetheless continue to experience significant financial and operating challenges that present substantial doubt as to our ability to continue as a going concern. We expect to continue to explore and pursue other strategic cash raising options to address our liquidity issues. If we continue to experience financial and operating challenges or are unsuccessful in raising additional capital, there is risk that it will be necessary for us to commence in-court reorganization proceedings. In the event we were to pursue such a restructuring, our operations, our ability to develop and execute our business plan and our continuation as a going concern would be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: the high costs of bankruptcy proceedings and related fees; our ability to maintain the listing of our common stock on the Nasdaq Global Select Market; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to maintain our relationships with our lenders, counterparties, vendors, suppliers, employees and other third parties; our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions; the ability of third parties to use certain limited safe harbor provisions of the U.S. Bankruptcy Code to terminate contracts without first seeking bankruptcy court approval; and the actions and decisions of our existing noteholders and other third parties who have claims and/or interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any reorganization effected under the U.S. Bankruptcy Code will result in a total loss of your investment in our common stock.

In addition, if we were to commence bankruptcy proceedings, our shares of common stock would likely be delisted from trading on Nasdaq. Nasdaq rules provide that securities of a company that trades on Nasdaq may be delisted in the event that such company seeks bankruptcy protection. In response to a Chapter 11 filing, Nasdaq would likely issue a delisting letter immediately following such a filing. If Nasdaq were to issue such a letter, we would have the opportunity to appeal the determination during which time the delisting would be stayed, but if we did not appeal or otherwise were not successful in our appeal, our common stock would soon thereafter be delisted and our common stock could be traded in the over-the-counter markets. Any delisting of our common stock could result in a substantial decline in the value of our common stock including, among other reasons, for the reduced liquidity of our common stock.

Our stock price is, and we expect it to remain, volatile and subject to wide fluctuations, which may make it difficult for stockholders to sell shares of common stock at or above the price for which they were acquired.

Our stock price is, and we expect it to remain, volatile. In addition, the trading volume in our common stock has experienced significant swings and could cause significant price variations to occur. During the last two fiscal years, our stock price has closed at a low of $0.48 in November 2020 and a high of $18.70 in January 2019. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited, to:

•the substantial doubt as to our ability to continue as a going concern;
•the expectation that we will continue to incur losses and generate negative cash flows from operations for the foreseeable future;
•our substantially limited available liquidity and capital resources to meet our obligations as they become due;
•the prospect that at some point in the future we may be forced to pursue a reorganization under the U.S. Bankruptcy Code;
•the amounts outstanding in borrowings under our Senior Credit Facilities which, as of the date of this Form 10-K filing, were approximately $102.9 million, and the potential we may experience one or more defaults or events of default under our Senior Credit Facilities;
•the ongoing impacts and developments related to the COVID-19 pandemic;
•the delays in production relating to the FDA Warning Letter, the FDA’s significant reduction of on-site inspections during the COVID-19 pandemic and the product recalls, long-term production pauses, short-term clear path to market production pauses, and continued production with minor process corrections arising out of issues identified in connection with our review of matters related to the FDA Warning Letter;
•receipt or rejection of regulatory approvals by our competitors or us;
•announcements of technological innovations or new commercial products by our competitors or us;
•developments concerning proprietary rights, including patents;
•developments concerning our collaborations;
•legislative, administrative, regulatory or other actions affecting our business or our industry, including positions taken by the FDA, the Internal Revenue Service or other governmental or quasi-governmental agencies;
•anticipated or pending investigations, proceedings or litigation that involve or affect us;
•economic or other crises in the markets in which we compete, and other external factors;
•stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the cosmetic, pharmaceutical and consumer products industry;
•actual or anticipated sales of our common stock, including sales by our directors, officers or significant stockholders;
•additions or departures of key personnel;
•period-to-period fluctuations in our revenues and other results of operations;
•speculation about our business in the press or the investment community;
•the occurrence of any of the other risk factors included or incorporated by reference in this prospectus supplement; and
•global and domestic events such as natural disasters, pandemics or acts of terrorism or insurrection.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management’s attention and resources.

The Series D Preferred Stock ranks senior to our common stock with respect to dividends, distributions and liquidation. In addition, the conversion of our shares of Series D Preferred Stock could cause substantial dilution to the holders of shares of our common stock.

The Series D Preferred Stock ranks, with respect to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock. The holders of Series D Preferred Stock are entitled to dividends on shares of Series D Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of common stock. No other dividends shall be paid on shares of Series D Preferred Stock and we are not permitted to pay any dividends (other than dividends in the form of common stock) on shares of common stock unless it simultaneously complies with the immediately preceding sentence.

Upon the occurrence of a Corporation Sale (as defined below), we must redeem each share of Series D Preferred Stock by paying each holder of Series D Preferred Stock an amount equal to the amount such holder would have received in connection with such Corporation Sale had such holder converted such share of Series D Preferred Stock into common stock immediately prior to such Corporation Sale. Such payment must be made prior and in preference to any payments made on our common stock in respect of such Corporation Sale. A “Corporation Sale” means (i) our consolidation or merger with or into another entity or other corporate reorganization in which we are not the surviving entity (excluding any merger effected exclusively for the purpose of changing our domicile), (ii) a transaction or series of related transactions in which in excess of fifty percent (50%) of our voting power is transferred to a third party (or group of affiliated third parties), excluding a bona fide equity financing transaction, or (iii) a sale, transfer, exclusive license or other disposition (but not including a transfer or disposition by pledge or mortgage to a bona fide lender) of all or substantially all of our assets.

Additionally, each share of Series D Preferred Stock is convertible into 200 shares of common stock as follows: (i) at any time and from time to time to the extent that the aggregate number of shares of common stock to be issued upon such conversion is less than or equal to the number of authorized shares of common stock available for issuance and not reserved or set aside for other purposes and (ii) at any time and from time to time, in full or in part, from and after stockholder approval of an increase in the number of authorized shares of common stock or a reverse split of our common stock to allow for full conversion of the Series D Preferred Stock. The number of shares of common stock issuable upon conversion of the Series D Preferred Stock is subject to appropriate adjustment in the event of stock dividends, stock splits or similar events affecting our common stock. Any conversion of shares of Series D Preferred Stock into shares of common stock may cause substantial dilution to the holders of our common stock, including purchasers of our common stock in connection with any offering.

We may need to raise additional funds in the future, which may not be available on acceptable terms or at all.

In order to raise additional capital, we may need to continue to engage in additional financings in the future in order to cover our operating expenses and to otherwise meet our obligations as they come due. While there can be no assurances that any such future financings will ever be completed, they would likely involve significant additional dilution of the interests of our stockholders upon the issuance of convertible debt instruments, common stock or other securities. Attaining such additional financing may not be possible, or if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous to investors participating in such offering, including in respect of our current inability to utilize a shelf registration statement on Form S-3.

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
Our principal stockholders own a significant percentage of our stock and will be able to exercise significant influence over our affairs.
Our principal stockholders own in the aggregate a significant portion of our capital stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Due to the concentration of common stock owned by significant stockholders, the sale of such stock might adversely affect the price of our common stock.
Our largest stockholders own shares of common stock that are subject to registration rights or that are otherwise eligible for resale under the Securities Act. The sale of such stock, depending on the interplay of numerous factors, including, without limitation, the method and timing of the sales, could substantially depress the value of our common stock. If such stockholders sold a significant amount of stock it could have an adverse effect on the price of the stock.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

The Company’s executive administrative offices are located in Buena, New Jersey, in two facilities now totaling approximately 110,000 square feet with the expansion of the facility completed in the fourth quarter of 2018 and was built on 8.44 acres of land in 1995, which we own. In 2017 we acquired an additional 3.0 acres of adjacent land in support of our facility expansion. We now own a total of 11.44 acres at our Buena facility. One of those facilities is used for production, product development, marketing and warehousing for our own generic prescription pharmaceutical products and pharmaceutical, cosmeceutical and cosmetic products. In July 2016, the Company completed the first phase of the facility expansion in the Buena, New Jersey location. The facility now houses our new product development laboratory for work on topical and sterile pharmaceuticals. The other facility is currently being expanded to increase our manufacturing capacity for topical products, and will also enable the production of sterile injectable products in both vial and ampule presentations. We lease additional square feet of warehouse space as needed in Vineland, New Jersey, lease approximately 9,500 square feet of corporate office space in Iselin, New Jersey, and lease approximately 4,000 square feet of office space in Mississauga, Canada.

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

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. The arbitrator has issued an interim award finding that the Company is not liable to Stayma on two of Stayma’s three claims against the Company. The third claim has proceeded to a damages phase, which is ongoing. The Company has argued that Stayma did not suffer any damages related to this claim and will vigorously pursue complete dismissal of the third claim. In addition, the arbitrator will determine money damages owed by Stayma to the Company relating to Stayma’s failure to pay several past due invoices of approximately $1.7 million.

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

On November 12, 2020, the Mayor and City Council of Baltimore filed a lawsuit in the Circuit Court of Maryland for Baltimore City against various brand drug manufacturers, generic drug manufacturers, and stores that manufactured, designed, distributed, supplied, marketed, promoted, advertised, and/or sold ranitidine and/or Zantac® to Baltimore, MD residents. The lawsuit was transferred to MDL No. 2924, In Re Zantac (Ranitidine) Products Liability Litigation in the United States of Florida on February 1, 2021, and Plaintiffs have a pending motion to remand the case back to Maryland. The lawsuit alleges that these products contain unsafe levels on N-Nitrosodimethylamine (NDMA), a known carcinogen. It further alleges that Defendants withheld the known dangers of the products and/or knew or should have known of various studies demonstrating that Zantac®/ranitidine products posed serious health risks. As to the Company specifically, the Mayor and City Council of Baltimore state that the Company maintains an active pharmacy wholesaler license in Maryland and manufactures injectable prescription Zantac which was sold by retailers and supplied by distributors with Baltimore locations during the relevant period. It asserts that the Company created a public nuisance and was also negligent in its sale of this product. As to the common law public nuisance claim, the Mayor and City Council of Baltimore seek unspecified funding for a citywide medical monitoring program. As to the common law negligence claim, the Mayor and City Council of Baltimore seek unspecified monetary damages. Due to the early stage of this case, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss, if any. The Company believes this case to be without merit and it intends to vigorously defend against these claims once it is served.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TLGT.”

Stockholders

As of April 30, 2021, there were approximately 46 stockholders of record of our 92,817,493 outstanding shares of common stock.

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

	As of and For the Years Ended December 31,
	2020	2019	2018	2017	2016
(In thousands, except per share data)
Revenues	$45,309	$65,896	$65,865	$60,202	$63,012
Gross (loss)/profit	(3,722)	23,523	22,385	27,372	34,687
Operating (loss)/income	(139,940)	(8,020)	(15,099)	(11,797)	2,542
Interest and other non-operating income (expense)	14,895	(21,339)	(21,219)	(3,479)	(14,240)
Foreign currency exchange gain/(loss)	4,961	(1,523)	(3,371)	7,719	(936)
Loss before income tax expense	(120,084)	(25,033)	(36,318)	(15,276)	(11,698)
Income tax expense/(benefit)	1,938	91	(62)	(85)	287
Net loss	(122,022)	(25,124)	(36,256)	(15,191)	(11,985)
Net loss attributable to common stockholders	(122,022)	(25,124)	(36,256)	(15,191)	(11,985)
Weighted average shares outstanding:
Basic	8,319	5,384	5,359	5,332	5,308
Diluted	8,319	5,384	5,359	5,332	5,308
PER SHARE:
Net loss:
Basic	(14.67)	(4.67)	(6.77)	(2.85)	(2.26)
Diluted	(14.67)	(4.67)	(6.77)	(2.85)	(2.26)
BALANCE SHEET DATA:
Current assets	$44,291	$61,644	$48,386	$59,131	$101,965
Property, plant and equipment, net	16,131	96,349	91,775	68,355	26,215
Total assets	87,788	206,905	190,892	184,585	181,895
Current liabilities	23,121	16,606	32,612	18,696	13,632
Long-term obligations, less current installments	174,819	195,606	139,859	121,136	111,596
Stockholders’ (deficit)/equity	(110,152)	(5,307)	18,421	44,753	56,667
CASH FLOW DATA:
Net cash (used in) provided by operating activities	$(16,768)	$(18,419)	$(13,275)	$398	$(447)
Net cash used in investing activities	(3,895)	(8,203)	(25,294)	(40,429)	(20,076)
Net cash provided by (used in) financing activities	8,952	30,449	25,333	269	(10)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(9,470)	3,827	(13,236)	(39,762)	(20,533)

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

Company Overview

Strategic Overview

Teligent, Inc. and its subsidiaries (collectively (the “Company”) is a generic pharmaceutical company. All references to "Teligent," the "Company," "we," "us," and "our" refer to Teligent, Inc. and its subsidiaries. Our mission is to become a leader in the high-barrier to entry generic pharmaceutical market. Our platform for growth is centered around the development, manufacturing and marketing of a portfolio of generic pharmaceutical products under our own label and private label for other pharmaceutical companies in topical, injectable, complex and other high-barrier dosage forms. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics and other high-barrier generics, will leverage our existing expertise and capabilities, and broaden our platform for more diversified strategic growth.

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we currently market thirty-seven generic topical pharmaceutical products and two branded injectable pharmaceutical products. We have received FDA approvals for thirty-six topical generic products from our internally developed pipeline, and we have seven Abbreviated New Drug Applications, ("ANDAs") and three New Drug Application ("NDA") Prior Approval Supplements ("PASs") submitted to the FDA that are awaiting approval. In Canada, we market 25 generic injectable, three generic topical, and three generic ophthalmic products. We have one Abbreviated New Drug Submission (“ANDS”) pending at Health Canada. Generic pharmaceutical products are bioequivalent to their brand name counterparts. In the United States, approved ANDA generic drugs are usually interchangeable with the innovator drug. This means that the generic version may generally be substituted for the branded product by either a physician or pharmacist when dispensing a prescription. We also provide contract development and manufacturing services to the prescription and over-the-counter ("OTC") pharmaceutical and cosmetic markets. We operate our business under one operating segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, and Mississauga, Canada. In late 2020, we decided to reposition the research and development operation mainly performed at our Tallinn, Estonia office to our US manufacturing site at Buena, New Jersey and consequently we are in the process of working to dissolve our Estonia operations.

The manufacturing and commercialization of generic high-barrier pharmaceutical products is competitive, and there are established manufacturers, suppliers and distributors actively engaged in all phases of our business. We currently manufacture and sell topical, injectable and ophthalmic generic pharmaceutical products under our own label in both the US and Canada.

In the United States, the three large wholesale drug distributors are Amerisource Bergen Corporation ("ABC"); Cardinal Health, Inc. ("Cardinal"); and McKesson Drug Company, ("McKesson"). ABC, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. There are generally three major negotiating entities in the US market. Walgreens Boots Alliance Development (WBAD) consists of Walgreens and Amerisource Bergen's PRxO Generics program. Red Oak Sourcing consists of CVS and Cardinal’s source programs. Finally, ClarusOne consists of Walmart, RiteAid and McKesson’s OneStop program. A loss of any of these major entities could result in a significant reduction in revenue.

We consider our business relationships with ABC, Cardinal and McKesson to be in good standing, and we have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. We continue to explore business development opportunities to add additional products and/or capabilities to our existing portfolio and to expand our private label and contract manufacturing service opportunities.

We have two platforms for growth:

•Developing, manufacturing and marketing a portfolio of generic pharmaceutical products under our own or a private label in topical, injectable and other high-barrier forms; and

•Managing and expanding our current private label and contract development and manufacturing business.

Since 2010, the primary focus of our strategy has been on the growth of our own generic prescription pharmaceutical business particularly within the generic topical pharmaceutical product market, while moderating our contract development and manufacturing to the prescription and OTC pharmaceutical and cosmetic markets. In 2014, we broadened our primary target product focus from topical pharmaceuticals to include a wider approach focused on high-barrier generic prescription pharmaceutical products and generic and branded generic injectable pharmaceutical products. We believed that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics and other high-barrier dosage forms would leverage our existing expertise and capabilities, and broaden our platform for diversified strategic growth. While we experienced some success in that regard, during the last year, as we have experienced the unfavorable impacts of the COVID-19 pandemic on our business, we have begun to reexamine all of our expertise and assets in order to reinvigorate and bolster our business. This has resulted in our placing additional emphasis on the development of our private label business as well as our contract development and manufacturing business.

Following five approvals from our internally developed pipeline of topical generic products in 2019, there were no approvals from our internally developed pipeline of topical generic products in 2020. We continue to be opportunistic in efforts to license or acquire further products, intellectual property, or pending applications to expand our portfolio. We expect to accelerate our growth through the creation of unique opportunities based on the acquisition of additional intellectual property and/or the expansion of the use of our existing intellectual property. We are also exploring the options to monetize certain of our non-core assets.

Based on IQVIA (NYSE: IQV) data, the addressable market for the seven ANDA topical filings and three NDAs that we have pending with the FDA is estimated to total over $140 million per annum. We expect to continue to expand our presence in the generic topical and generic injectable pharmaceutical markets through the submission of additional ANDAs to the FDA and the subsequent launch of products if and when these applications are approved by the FDA.

Product and Pipeline Approvals

There were no significant approvals announced in 2020.

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

Results of Operations

Fiscal year ended December 31, 2020 compared to fiscal year ended December 31, 2019

We had a net loss of $122.0 million, or $14.67 per share, during the year ended December 31, 2020 ("Current Year") compared to a net loss of $25.1 million, or $4.67 per share, during the year ended December 31, 2019 ("Prior Year"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales, as follows:

Revenues (in thousands):

	Year Ended December 31,		Increase/(Decrease)
Components of Revenue:	2020	2019	$	%
Product sales, net	$43,604	$64,291	$(20,687)	(32)%
Contract manufacturing sales	1,157	1,362	(205)	(15)%
Research and development services and other income	548	243	305	126%
Total Revenues	$45,309	$65,896	$(20,587)	(31)%

Total revenues were $45.3 million in the Current Year compared to $65.9 million in the Prior Year.

Research and development services and other income will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and expenses (in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2020	2019	$	%
Cost of revenues	$49,031	$42,373	$6,658	16%
Selling, general and administrative	27,011	20,785	6,226	30%
Impairment charges	101,533	—	101,533	100%
Product development and research	7,674	10,758	(3,084)	(29)%
Totals costs and expenditures	$185,249	$73,916	$111,333	151%

Total costs and expenditures increased 151%, or $111.3 million to $185.2 million in the Current Year from $73.9 million in the Prior Year. Cost of revenues increased as a percentage of total revenue to 108% in the Current Year as compared to 64% in the Prior Year. Cost of revenues increased $6.7 million in the Current Year mainly due to (i) lower sales volume increased absorption expense (ii) additional quality expenses (iii) excess inventory reserve.

Selling, general and administrative expenses in the Current Year increased by $6.2 million as compared to the Prior Year. The increase was primarily due to (i) increased professional fees of $2.0 million, (ii) increased bad debt expenses of $1.2 million, (iii) increased personnel costs of $1.4 million, and (iv) increased legal, audit fees and all other of $2.7 million, partially offset by (v) reduced ANDA filing fees of $0.5 million, (vi) a write off to clinical studies of $0.3 million and (vii) reduced travel expenses of $0.3 million.

Impairment charges of $101.5 million were recorded in the Current Year. A property, plant and equipment impairment charge of $79.8 million was recorded in the Current Year. An intangible assets impairment charge of $21.7 million was recorded in the Current Year related to product acquisition costs of $13.5 million, trademark and technology of $8.1 million and IPR&D of $0.1 million. There were no impairment charges in the Prior Year.

Product development and research expenses decreased by $3.1 million as compared to the Prior Year. The decrease in product development and research expenses was primarily due to (i) a $1.7 million decrease in personnel costs, (ii) a $1.0 million decrease in outside testings, (iii) an $0.8 million decrease in clinical studies, (iv) a decrease in GDUFA fees, ANDA filings and lab supplies aggregating $1.0 million, partially offset by (v) a $1.4 million increase in write off of material costs associated with research and development activities.

Other (Expense) Income, net (in thousands):

	Year Ended December 31,		(Increase)/Decrease
	2020	2019	$	%
Other income	$3,349	$—	$3,349	100%
Foreign exchange gain/(loss)	$4,961	$(1,523)	$6,484	(426)%
Debt partial extinguishment of 2019 Notes	—	(185)	185	(100)%
Interest and other expense, net	(28,824)	(21,154)	(7,670)	(36)%
Gain/(loss) on debt restructuring	51,858	(920)	52,778	(5737)%
Inducement loss	(9,183)	—	(9,183)	100%
Change in the fair value of derivative liabilities	$(2,305)	$6,769	(9,074)	(134)%

Other income of $3.4 million in the Current Year is related to the forgiveness of the PPP government grant advance.

Foreign exchange gain of $5.0 million in the Current Year is related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

Debt partial extinguishment on the 2019 Notes was $0.2 million in the Prior Year.

The net increase in interest and other expense in the Current Year of $7.7 million is related to the increase in total debt and a higher cost of capital.

The gain on debt restructuring and inducement loss of $42.7 million in the Current Year is due to the exchange of Series A and Series B Convertible Notes for Series C and Series D Convertible Notes in the amount of $8.2 million as well as the conversion of Series D Convertible Notes in the amount of $34.5 million.

The change in the fair value of derivatives of $2.3 million included a $2.0 million loss on the derivative liability pertaining to the Series C Notes and a $0.8 million loss on the Warrants, partially offset by a $0.5 million gain on the 2023 Series B Notes. The change in fair value of derivative liabilities of $6.8 million in the Prior Year included a $6.8 million loss on the derivative liability pertaining to the Series B Notes.

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Year Ended December 31,		Increase/(Decrease)
	2020	2019	$	%
Net loss attributable to common stockholders	$(122,022)	$(25,124)	$96,898	386%
Basic and diluted loss per share	$(14.67)	$(4.67)	$10.00	214%

Net loss for the Current Year was $122.0 million as compared to net loss of $25.1 million for the Prior Year. The increase in net loss for the Current Year was due primarily to (i) a decrease in revenues of $20.6 million, (ii) an increase in costs and expenses of $111.3 million, (iii) an increase in interest expense of $7.7 million, and (iv) the derivative liability increase of $9.1 million offset by (v) the gain on debt restructuring and inducement loss of $43.6 million, (vi) a $6.5 million increase in foreign exchange gain, and (vii) gain of $3.4 million in other income from government grant as stated above.

Liquidity and Capital Resources

The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, we had an accumulated deficit of $243.5 million, total principal amount of outstanding borrowings of $181.6 million, and limited capital resources to fund ongoing operations at December 31, 2020. These capital resources were comprised of cash and equivalents of $6.7 million at December 31, 2020 and the generation of cash inflows from working capital. The Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure. However, the Company cannot provide assurances that additional capital will be available when needed or that any strategic alternatives or restructuring pursued will be on acceptable terms.

The Company’s liquidity needs have typically arisen from the funding of its new manufacturing facility, product manufacturing costs, research and development programs, and the launch of new products. In the past, the Company has met these cash requirements through cash inflows from operations, working capital management, and proceeds from borrowings. Although the construction of the Company’s new manufacturing facility was substantially completed in October 2018, additional investment was made in order to prepare the facility and the Company’s employees for a prior approval inspection from the FDA for the new injectable line. The Company’s liquidity was negatively impacted in 2020 as a result of the COVID-19 pandemic, and the Company believes its liquidity will be negatively impacted during 2021 by disruptions with respect to certain of its products and the diversion of resources to remediate the product quality issues identified in connection with the Company’s response to the FDA’s warning letter. In addition, the Company expects to continue to incur significant expenditures for the development of new products in its pipeline, and the manufacturing, sales and marketing of its existing products. As described above, notwithstanding the Company’s significant current liquidity needs, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all.

The $9.5 million decrease in our cash during the twelve months ended December 31, 2020 was mainly to support our operational activities, which included continued inventory management/build to help avoid failure-to-supply fees and normal timing differences in working capital balances. In addition, we had an accumulated deficit of $243.5 million as of December 31, 2020, inclusive of a $122.0 million net loss in this year.

Series A Notes

In the beginning of 2019, the Company used a total of $2.7 million of proceeds from the Senior Credit Facilities to repurchase a portion of the remaining 2019 Convertible 3.75% Senior Notes (the “2019 Notes”). The repurchase of the 2019 Notes was considered a debt extinguishment under ASC 470-50. The 2019 Notes were accounted for under cash conversion guidance ASC 470-20, which required the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the guidance above, the Company allocated a portion of the $2.7 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $0.2 million extinguishment loss in the Condensed Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying value amount of the liability component (which was already net of any unamortized debt issuance costs). The reduction of Additional Paid in Capital in connection with this extinguishment was immaterial. The Company settled the remaining 2019 Notes of $13.0 million in principal upon its maturity in December 2019.

Following the issuance of the Series D Notes described below, all amounts owing with respect to the Series A Notes were extinguished through exchange of Series C Notes and Series D Notes (see below).

Series B Notes

On October 31, 2019, the Company closed its offering of the Series B Notes. The Series B Notes were scheduled to mature in May 2023 and were convertible at the option of the holder at any time prior to their maturity. The initial conversion price was $7.20 per share, subject to adjustment under certain circumstances.

As part of the offering, the Company entered into agreements with certain holders of its existing Series A Notes to exchange $9.0 million of the Series A Notes for $5.1 million of the Series B Notes.

The gross cash proceeds of approximately $29.3 million on from the financing were used to extinguish the Company’s existing 2019 Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. The net proceeds from the financing were $26.9 million after deducting a total of $2.3 million of the initial purchasers’ discounts and professional fees associated with the transaction. The Series B Notes bore interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also had an option, and agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. The Company elected the paid-in-kind interest option and increased the principal balance of the Series B Notes by $2.0 million for the year ended December 31, 2020.

Following the issuance of the Series D Notes described below, all outstanding debt with respect to the Series B Notes had been extinguished through exchange of Series C and Series D Notes (see below).

Series C Notes

On July 20, 2020, the Company completed the sale and issuance of $13.8 million aggregate principal amount of Series C Notes. After taking into account an original issue discount and other fees payable to the Purchasers, the Company received net cash proceeds of approximately $10.0 million, which the Company is using for general corporate purposes.

The Company also issued approximately $32.3 million in aggregate principal amount of Series C Notes in exchange for approximately $35.9 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding Series B Notes, giving effect to a 10% discount on the principal amount of the Series B Notes exchanged. In addition, the Company issued approximately $3.7 million in aggregate principal amount of Series C Notes in exchange for approximately $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding Series A Notes, giving effect to a 55% discount on the principal amount of the Series A Notes exchanged.

Interest on the Series C Notes accrues at the rate of 9.5% per annum and is payable in kind and capitalized with principal semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The Series C Notes will mature on March 30, 2023, unless earlier converted or repurchased and are subordinate to the indebtedness under the Senior Credit Facilities. The Company has elected the paid-in-kind interest option and increased the principal balance of the Series C Notes by $0.5 million in the year ended December 31, 2020. The Company has agreed to use its commercially reasonable best efforts to obtain the approval of its stockholders that is required under applicable Nasdaq rules and regulations to permit holders of the Series C Notes to beneficially own shares of common stock without being subject to the Nasdaq Change of Control Cap. In the event that the Company did not obtain such stockholder approval at an annual or special meeting of its stockholders on or before October 31, 2020, holders of a majority in aggregate principal amount of outstanding Series C Secured Convertible Notes may elect to increase the interest rate payable on the 2023 Series C Secured Convertible Notes to 18.0% per annum until such stockholder approval is obtained, which will continue to be paid in kind in the form of additional principal with respect to any applicable period in which the increased interest rate remains in effect. Pursuant to a notice dated November 2, 2020, the holders of a majority in principal amount of the outstanding 2023 Series C Secured Convertible Notes elected to increase the interest rate payable on the 2023 Series C Secured Convertible Notes from 9.5% to 18.0%. The Company convened and adjourned a special meeting of stockholders on October 22, 2020, and further adjourned such special meeting on November 11, 2020 and November 25, 2020 due to a lack of quorum. The special meeting of stockholders was held on December 16, 2020, pursuant to which the stockholders of the Company approved the holders of the 2023 Series C Secured Convertible Notes beneficially owning shares of common stock without being subject to the Nasdaq Change of Control Cap. As a result of the approval, the interest rate payable on the 2023 Series C Secured Convertible Notes was decreased to 9.5%.

Series D Notes

On September 22, 2020, the Company completed the issuance of approximately $27.5 million aggregate principal amount of Series D Notes in exchange for approximately $59.0 million in aggregate principal amount, plus accrued but unpaid interest, of Series A Notes, giving effect to a 53.4% discount on the principal amount of the Series A Notes exchanged. The Company also issued approximately $0.4 million aggregate principal amount of the Series D Notes in exchange for approximately $0.5 million in aggregate principal amount, plus accrued but unpaid interest, of the Company’s outstanding Series B Notes, giving effect to a 31.9% discount on the principal amount of the Series B Notes exchanged.

Following the issuance of the Series D Notes, all amounts owing with respect to the Series A Notes and Series B Notes had been paid and the related indentures and the Company’s obligations thereunder were satisfied and discharged.

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

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $14.4 million and $22.9 million for the twelve months and since inception through the period ended December 31, 2020 respectively.

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

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of December 31, 2020, all 538,995 Warrants remain outstanding (Note 9).

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

On July 20, 2020, the Company entered into (i) a Consent and Amendment No. 3 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), and (ii) a Consent and Amendment No. 5 to Second Lien Credit Agreement (the “Second Lien Amendment”). The First Lien Amendment amended the First Lien Credit Agreement to, among other things, (i) permit the issuance of the Series C Notes and the other transactions contemplated by the indenture related thereto, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants and (iv) modify certain financial covenants. The July 2020 Second Lien Amendment amended the Second Lien Credit Agreement to, among other things, (i) permit the issuance of the Series C Notes and the other transactions contemplated by the indenture related thereto, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants, (iv) modify certain financial covenants and (v) extend the time period in which the Company may elect to pay interest in kind.

In connection with the transactions contemplated by the July 2020 Second Lien Amendment, the Company issued to the lenders party to the Second Lien Credit Agreement certain Warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for up to, in the aggregate, 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants are immediately exercisable upon issuance and will remain exercisable, in whole or in part, for a period of five years from the original issuance date. The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction. As of December 31, 2020, all 134,667 Warrants remain outstanding.

The Company was in compliance with its financial covenants as of December 31, 2020. However, the Company is at risk of failing the trailing twelve month Adjusted EBITDA covenant for the first quarter of 2022. If the Company fails to comply with its trailing twelve months revenue covenant, events of default under the First Lien Credit Agreement and the Second Lien Credit Agreement would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions of the indentures relating to the Series C Notes and Series D Notes) may be accelerated. As such, the Company recorded a $5.6 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities. The Company reversed the event of default liability of in the third quarter of 2020 based on the Series C Notes offering which terminates the previous revenue covenant under the Senior Credit Facilities, according to which the Company recognized a $5.6 million gain in change in the fair value of the derivative liability line on the Condensed Consolidated Statement of Operations for twelve months ended December 31, 2020 (Note 7).

Government Grant Advance

On May 15, 2020, the Company received $3.4 million of proceeds from the U.S. Small Business Administration (the "SBA") Paycheck Protection Program (the "Government Grant Advance") and utilized the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven. The Government Grant Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments on amounts not forgiven at the later of (a) 10 months following the borrower's covered period, or (b) when the SBA remits any amounts forgiven to the lender. According to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, the Company recorded $3.4 million in other income on the Consolidated Statements of Operations for the year ended December 31, 2020.

Nasdaq Delisting Notice

On April 9, 2021, the Company received a notice (the “Notice”) from The Nasdaq Stock Market informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has 180 calendar days, or until October 6, 2021, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by October 6, 2021, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

The negative financial conditions described above raise substantial doubt about our ability to continue as a going concern as of December 31, 2020. To that end, and as described above, the Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure. However, the Company cannot provide assurances that additional capital will be available when needed or that any strategic alternatives or restructuring pursued will be on acceptable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Our operating activities used $16.8 million of cash during the year ended December 31, 2020 compared to $18.4 million during the year ended December 31, 2019. The cash used for the year ended December 31, 2020 was mostly due to an increase in inventories of $9.8 million, and a reduction in deferred income of $2.4 million, in addition to $3.3 million of interest paid on our Notes, Revolver, and Term Loans. The cash used for the year ended December 31, 2019 was mostly due to an increase in accounts receivable of $3.7 million and inventories of $6.1 million, and a reduction in deferred income of $2.4 million, in addition to $5.6 million of interest paid on our Notes, Revolver and Term Loans.

Investing Activities

Our investing activities used $3.9 million during the year ended December 31, 2020 compared to $8.2 million for the year ended December 31, 2019. The funds used for the year ended December 31, 2020 included $4.0 million in capital expenditure, the majority of which were for the continued facility expansion in Buena, NJ. The funds used for the year ended December 31, 2019 included $8.2 million in capital expenditure, the majority of which were for the continued facility expansion in Buena, NJ.

Financing Activities

Our financing activities provided $9.0 million of cash during the year ended December 31, 2020 compared to $30.4 million of cash provided by in the year ended December 31, 2019. The cash provided during the year ended December 31, 2020 primarily consisted of $12.0 million of proceeds from the Series C Notes. The cash provided during the year ended December 31, 2019 consisted of proceeds from the Series B Notes net of issuance costs of $26.9 million as well as net borrowing from the Company’s Senior Credit Facility of $19.2 million, offset by the settlement of our 2019 Notes of $15.7 million.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Contractual Obligations

Our contractual obligations and commitments as of December 31, 2020 are presented below. Outstanding debt and interest obligation are discussed in Note 6 of our Consolidated Financial Statements. As more fully described under Item 2 - Properties, we lease a warehouse in Vineland, New Jersey, office space in Iselin, New Jersey, office space in Mississauga, Canada. Our remaining obligations under these leases are summarized below.

	Obligations Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short term debt obligations	$—	$—	$—	$—	$—
Long term debt obligations	181,580	—	181,580	—	—
Interest on debt obligations	49,306	22,740	26,566	—	—
Operating Lease	2,776	587	1,338	851	—
Total	$233,662	$23,327	$209,484	$851	$—

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

Impairment

The Company assesses the recoverability of its long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the twelve months ended December 31, 2020, the Company determined that there was an impairment of $101.5 million to its long-lived assets.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at December 31, 2020 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

	Fair Value	Net Carrying Value
2023 Series C Convertible Notes	$30,148	$31,922
2023 Series D Convertible Notes	1,459	5,796

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

Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, our principal debt obligations consisted of our Series C Notes, Series D Notes, and our Senior Credit Facilities.

On April 27, 2018, we entered into separate exchange agreements with certain holders of our then outstanding 2019 Notes. The agreements gave the holders the right to exchange an aggregate of $75.1 million of the 2019 Notes for $75.1 million of Series A Notes. Following the issuance of the Series D Notes, all outstanding debt with respect to the Series A Notes had been extinguished through exchange of Series C Notes and Series D Notes. As a result, we have no market risk related to the Series A Notes.

On October 28, 2019, we completed the sale of $29.3 million aggregate principal amount of our Series B Notes for cash and we issued an additional $5.1 million aggregate principal amount of the Series B Notes in exchange for an aggregate principal amount of $9.0 million of the Series A Notes. Following the issuance of the Series D Notes, all outstanding debt with respect to the Series B Notes had been extinguished through exchange of Series C Notes and Series D Notes. As a result, we have no market risk related to the Series B Notes.

On December 13, 2018, we entered into the Senior Credit Facilities, consisting of the Revolver and Term Loans. The Senior Credit Facilities also included a $15.0 delayed draw term loan commitment, which remained undrawn and expired on October 31, 2019. As of March 31, 2020, $25.0 million was drawn under the Revolver and $88.5 million of Term Loans were outstanding. The Revolver was fully drawn in 2019. On April 6, 2020, the Company entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans, effective as of December 31, 2019 (together, the “April 2020 Amendments”). The April 2020 Amendments together, among other things, (i) increased the interest rates, (ii) reset certain prepayment premiums and modified the terms of certain mandatory prepayments and (iii) modified certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. The Revolver bears interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.5% or a rate based on the prime rate plus a margin of 4.5%, with a LIBOR floor of 1.5%. The Term Loans bear interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13.0% or a rate based on the prime rate plus a margin of 12.0%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $14.4 million and $22.9 million for the twelve months and since inception through the period ended December 31, 2020, respectively. As the interest rates applicable to the Senior Facilities are fluctuating, we do have market risk related thereto.

On July 20, 2020, the Company completed the sale and issuance of $13.8 million aggregate principal amount of its Series C Notes. The Company also issued approximately $32.3 million in aggregate principal amount of Series C Notes in exchange for approximately $35.9 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding Series B Notes, giving effect to a 10% discount on the principal amount of the Series B Notes exchanged. In addition, the Company issued approximately $3.7 million in aggregate principal amount of Series C Notes in exchange for approximately $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding Series A Notes, giving effect to a 55% discount on the principal amount of the Series A Notes exchanged.

Interest on the 2023 Series C Secured Convertible Notes accrues at the rate of 9.5% per annum and is payable in kind and capitalized with principal semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2023 Series C Secured Convertible Notes will mature on March 30, 2023, unless earlier converted or repurchased and are subordinate to the indebtedness under the Senior Credit Facilities. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series C Secured Convertible Notes by $0.5 million in the twelve months ended December 31, 2020. The Company has agreed to use its commercially reasonable best efforts to obtain the approval of its stockholders that is required under applicable Nasdaq rules and regulations to permit holders of the 2023 Series C Secured Convertible Notes to beneficially own shares of common stock without being subject to the Nasdaq Change of Control Cap. In the event that the Company did not obtain such stockholder approval at an annual or special meeting of its stockholders on or before October 31, 2020, holders of a majority in aggregate principal amount of outstanding 2023 Series C Secured Convertible Notes may elect to increase the interest rate payable on the 2023 Series C Secured Convertible Notes to 18.0% per annum until such stockholder approval is obtained, which will continue to be paid in kind in the form of additional principal with respect to any applicable period in which the increased interest rate remains in effect. Pursuant to a notice dated November 2, 2020, the holders of a majority in principal amount of the outstanding 2023 Series C Secured Convertible Notes elected to increase the interest rate payable on the 2023 Series C Secured Convertible Notes from 9.5% to 18.0%. The Company convened and adjourned a special meeting of stockholders on October 22, 2020, and further adjourned such special meeting on November 11, 2020 and November 25, 2020 due to a lack of quorum. The special meeting of stockholders was held on December 16, 2020, pursuant to which the stockholders of the Company approved the holders of the 2023 Series C Secured Convertible Notes beneficially owning shares of common stock without being subject to the Nasdaq Change of Control Cap. As a result of the approval, the interest rate payable on the 2023 Series C Secured Convertible Notes was decreased to 9.5%.

On September 22, 2020, the Company completed the issuance of approximately $27.5 million aggregate principal amount of its Series D Notes in exchange for approximately $59.0 million in aggregate principal amount, plus accrued but unpaid interest, of Series A Notes, giving effect to a 53.4% discount on the principal amount of the Series A Notes exchanged. The Company also issued approximately $0.4 million aggregate principal amount of the Series D Notes in exchange for approximately $0.5 million in aggregate principal amount, plus accrued but unpaid interest, of the Company’s outstanding Series B Notes, giving effect to a 31.9% discount on the principal amount of the Series B Notes exchanged. As the interest rate on the Series D Notes is fixed, we have no market risk related thereto.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments. As of December 31, 2020, based on level 2 inputs, the fair value of our Series C Notes was approximately $30.1 million compared to their carrying value of $31.9 million and the fair value of our Series D Notes was approximately $1.5 million compared to their carrying value of $5.8 million.

On May 15, 2020, we received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program (the "Government Grant Advance") and has been utilizing the fund to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the advance will be forgiven. The Government Grant Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments on amounts not forgiven at the later of (a) 10 months following the borrower's covered period, or (b) when the SBA remits any amounts forgiven to the lender. As the interest rate under the Advance is fixed, we have no market risk related thereto. According to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, the Company recorded $3.4 million in other income on the Consolidated Statements of Operations for the year ended December 31, 2020.

For a description of the fair value hierarchy and the Company's fair value methodologies, see Note 2 "Summary of Significant Accounting Policies."

As of December 31, 2020, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily. Accordingly, these overnight investments are subject to market risk.

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

As of December 31, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 (the “Evaluation Date”), because of the material weaknesses in our internal control over financial reporting described below.

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

Management, including our CEO and PAO, assessed the Company’s internal control over financial reporting and concluded that they were not effective as of December 31, 2020. In making this assessment, management used the criteria set forth by the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of the Evaluation Date.

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

We did not maintain an effective control environment to enable the identification and mitigation of risks of accounting errors based on the contributing factors to material weakness in the control environment, including:

•We did not attract, develop, and retain competent management; and
•Our oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate in preventing or detecting accounting errors.

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

As the Company is a smaller reporting company, Deloitte & Touche LLP, our independent registered public accounting firm, has not audited the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were changes made during the year ended December 31, 2020 in our internal control over financial reporting that have affected, or are reasonably likely to affect, our internal control over financial reporting. These changes, however, were not all in place for an adequate period of time for management to appropriately assess the operating effectiveness of these controls.

Remediation Plan and Status

Our remediation efforts are ongoing and we will continue our initiatives to implement and document policies, procedures, and internal controls.

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2021 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Management will evaluate and correct segregation of duties concerns where possible: however due to the limited size of the organization, inclusive of the finance and IT departments, management may not economically be able to correct certain segregation of duty issues. We will continue to evaluate and hire additional resources within our accounting and financial reporting, internal audit, and information technology functions with the appropriate experience, certifications, education, and training for key financial reporting and accounting positions when budgets permit. Management believes this will reduce the risk of a material misstatement resulting from the material weaknesses described above. However, it will require a period of time to determine the operating effectiveness of these newly implemented internal controls over financial reporting.

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

Information and Communication

We have taken various steps to enhance our practices as they relate to information and communication, including conducting periodic reviews of the ERP system access to ensure appropriate segregation of duties exists for functional and administrative users and establishing policies and procedures addressing the internal control framework and operating effectiveness of the Company’s third-party ERP service provider.

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

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors and Executive Officers

Set forth below are the names of our executive officers and directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of their election as directors that each person listed below should serve as a director is set forth below. Our previous executive officers, Mr. Jason Grenfell-Gardner and Mr. Damian Finio, resigned on February 4, 2020 and October 14, 2020, respectively.

Each of our directors, except William S. Marth and R. Carter Pate, were elected at the Company’s 2020 annual meeting of stockholders for a one year term to serve until the 2021 annual meeting of stockholders and until their respective successors have been elected and qualified, or until his or her earlier resignation or removal. Mr. Marth and Mr. Pate were elected by the Board in February 2021, each to serve until the 2021 annual meeting of stockholders and until his respective successor has been elected and qualified, or until his earlier resignation or removal.

Name	Age	Position with the Company
Timothy B. Sawyer	55	Director, Chief Executive Officer
Philip K. Yachmetz	64	Chief Legal Officer and Corporate Secretary
Ernest R. De Paolantonio	67	Chief Financial Officer
John Celentano(1)(2)	61	Director, Chairman of the Board
Bhaskar Chaudhuri(2)(3)	66	Director
Carole S. Ben-Maimon, M.D.(2)(3)	62	Director
Steven Koehler(2)	70	Director
William S. Marth(1)(3)	66	Director
R. Carter Pate(2)(3)	66	Director
Thomas J. Sabatino, Jr. (1)(2)	62	Director

(1)    Member of the Organization and Compensation Committee of the Board of Directors.
(2)    Member of the Audit Committee of the Board of Directors.
(3)    Member of the Nominating and Corporate Governance Committee of the Board of Directors.

Timothy B. Sawyer – Chief Executive Officer and Director

Timothy B. Sawyer, age 55, has served as Chief Executive Officer and as a member of our Board of Directors since February 4, 2020. Prior to joining Teligent, from 1993 through 2009, Mr. Sawyer held a variety of senior executive positions in general management, marketing and sales at Barr Laboratories. From 2008 through 2009, Mr. Sawyer served as Executive Vice President, Global Generic Sales and Marketing and led a team of nearly 2,000 employees in 25 countries. Subsequent to his experience at Barr Laboratories, from 2009 through 2012, Mr. Sawyer served as Senior Vice President, Corporate Strategic Development at Mylan. More recently, from January 2014 through September 2017, Mr. Sawyer served as President, Retail Medicine of 1-800-Doctors, Inc. and from September 2017 through July 2019, he served as Chief Executive Officer of Geritrex, LLC, a private equity backed developer, manufacturer and marketer of generic over the counter pharmaceuticals. Mr. Sawyer holds a B.A. in Political Science from the University of Richmond. We believe Mr. Sawyers’s qualifications to serve as Chief Executive Officer and on the Board of Directors include his experience as a pharmaceutical executive and his experience in the commercialization of pharmaceutical products.

Philip K. Yachmetz – Chief Legal Officer and Corporate Secretary

Philip K. Yachmetz, age 64, has served as our Chief Legal Officer and Corporate Secretary since July 2020. He leads the Legal, Human Resources, IT and Investor Relations teams. From 2015 through June 2020, Mr. Yachmetz, served as Chief Legal and

Compliance Officer of Sovereign Medical Services, Inc., a privately held community healthcare system company. Prior to his position at Sovereign, Mr. Yachmetz held positions at Savient Pharmaceuticals, Inc. from 2004 to 2014, including Co-President, Chief Business Officer and General Counsel and Secretary from 2004 to 2014, and Senior Vice President, Executive Vice President, Chief Business Officer, General Counsel and Secretary from 2004 to 2013. Mr. Yachmetz holds a J.D. from the California Western School of Law and a B.A. from George Washington University.

Ernest R. De Paolantonio – Chief Financial Officer

Ernest R. De Paolantonio, age 67, has served as our Chief Financial Officer since April 15, 2021 and will lead our Finance team. He has over 40 years of varied financial and business experience in the pharmaceutical industry. Most recently, Mr. De Paolantonio served as Chief Financial Officer of Fortovia Therapeutics Inc., a privately held healthcare company providing support to cancer patients and their families. Prior to his position at Fortovia, Mr. De Paolantonio served as Chief Financial Officer, Secretary and Treasurer at BioDelivery Sciences International, Inc., a publicly-held specialty pharmaceutical company from 2013 to 2019. Prior to Mr. De Paolantonio’s position with BioDelivery Sciences, he served as the Chief Financial Officer of CorePharma LLC, a private specialty generic company, and held finance and controllers’ positions in roles of increasing responsibility at Colombia Laboratories. Mr. De Paolantonio received his BA from Lycoming College; his MBA in Finance at Saint Joseph’s University and is a licensed CPA.

John Celentano – Director, Chairman of the Board

John Celentano, age 61, has served as a member of our Board of Directors since March 2015 and Chairman of the Board since July 2020. Mr. Celentano currently works as an advisor to the pharmaceutical industry. He retired from Bristol-Myers Squibb Company in 2013 where he held senior leadership positions including: President, Bristol-Myers Squibb Healthcare Group (Mead Johnson Nutrition, ConvaTec, and Medical Imaging); Regional President roles in Emerging Markets/Asia Pacific, Latin America/Canada, and UK/Northern Europe; and SVP of Human Resources. He serves on the Boards of privately held JJ White Inc. and the not-for-profit CMMB. Mr. Celentano holds a B.A. from the University of Delaware and an MBA from Drexel University. We believe Mr. Celentano’s qualifications to serve on the Board of Directors include his extensive experience in the pharmaceutical industry.

Bhaskar Chaudhuri – Director
Bhaskar Chaudhuri, age 66, has served as a member of our Board of Directors since 2010. Mr. Chaudhuri has more than 20 years’ experience in pharmaceutical management, research and development. Since June 2011, he has been the Operating Partner at Frazier Healthcare Ventures. Prior to that time, Mr. Chaudhuri served as President of Valeant Pharmaceuticals International, Inc. from January 2009 to September 2010. Prior to joining Valeant, Mr. Chaudhuri served for seven years as President and Chief Executive Officer of Dow Pharmaceutical Sciences, Inc. and as a member of its board of directors from 2003 to 2008, at which time Dow was acquired by Valeant. Prior to that, Mr. Chaudhuri served as Executive Vice President of Scientific Affairs at Bertek Pharmaceuticals, Inc., a subsidiary of Mylan N.V., from 1998 to 2000. Prior to his positions at Bertek, Mr. Chaudhuri served as the General Manager of the Dermatology Division of Mylan. Mr. Chaudhuri joined Mylan through the acquisition of Penederm, Inc., where he worked from 1992 to 1998 in a number of senior positions before becoming the Vice President of Research and Development. Mr. Chaudhuri serves on the boards of directors of Corium International, Inc., Silvergate Pharmaceuticals, Inc. and Vyome Biosciences, Ltd. Mr. Chaudhuri holds a B.S. in Pharmacy and an M.S. in Industrial Pharmacy from Jadavpur University and a Ph.D. in Pharmaceutics from the University of Louisiana. We believe Mr. Chaudhuri’s qualifications to serve on the Board of Directors include his many years of experience in the pharmaceutical industry, including his prior positions in senior executive roles at major pharmaceutical companies.
Carole S. Ben-Maimon, M.D. – Director

Carole S. Ben-Maimon, M.D., age 62, has served as a member of our Board of Directors since March 2016. Dr. Ben-Maimon is currently a director, President and Chief Executive Officer of Larimar Therapeutics, Inc. (formerly Zafgen, Inc.), which completed a business combination with Chondrial Therapeutics, Inc., effective May 28, 2020, with Chondrial surviving as a wholly owned subsidiary of Larimar. Larimar Therapeutics, Inc. focuses on developing therapies for complex rare diseases, specifically Friedreich's Ataxia. Prior to the consummation of the merger and from December 2016, Dr. Ben-Maimon served as Chondrial Therapeutics, Inc.’s President, Chief Executive Officer and a member of its Board. Prior thereto and from 2014 to 2016 Dr. Ben-Maimon served as a consultant at CSGB Consulting, LLC. From September 2011 to November 2014, Dr. Ben-Maimon served as President of the generic products division of Impax Laboratories, Inc. Prior to that, she served as Senior Vice President, Corporate Strategy, at Qualitest Pharmaceuticals, Inc. from July 2009 to July 2010. Prior to her role at Qualitest, she served as Founder, President and Chief Executive Officer and director of Alita Pharmaceuticals, Inc., an early stage, privately held specialty pharmaceutical company, from September 2006 to June 2009. Dr. Ben-Maimon also held executive positions with and served as a member of the board with Barr Pharmaceuticals from 2001 to 2006, including as President and Chief Operating Officer of Duramed Research, Inc. (a wholly-owned subsidiary of Barr Pharmaceuticals Inc.). Dr. Ben-Maimon also held executive positions with Teva Pharmaceuticals USA, where she served as Senior Vice President, Science and Public Policy, from 2000 to 2001, Senior Vice President, Research and Development, from 1996 to 2000 and Vice President, Medical and Regulatory Affairs, with Lemmon Company (a wholly owned subsidiary of Teva Pharmaceuticals, Inc.) from 1993 to 1996. She served as the Chairman of the board of the Generic Pharmaceutical Association from 1999 to 2002. Dr. Ben-Maimon is a graduate of Thomas Jefferson Medical College and received a Bachelor of Arts in biology from The University of Pennsylvania, where she graduated magna cum laude. She completed clinical and research training in internal medicine and nephrology at Thomas Jefferson University. We believe that Dr. Ben-Maimon’s qualifications to serve on the Board of Directors include her years of experience in the pharmaceutical industry, including prior positions in various senior executive roles at pharmaceutical companies.

Steven Koehler – Director
Steven Koehler, age 70, has served as a member of our Board of Directors since October 2014. Mr. Koehler retired from Merck & Co., Inc. in September 2011 where, from November 2009 to September 2011, he served as Vice President, Schering-Plough Controller and Special Projects, and was a member of the Finance Senior Leadership Team. From March 2006 to November 2009, Mr. Koehler served as Vice President, Corporate Controller of Schering-Plough Corporation, where he also served as Chief Accounting Officer. Prior to his positions at Schering-Plough, Mr. Koehler served in several capacities at The Medicines Company, including Senior Vice President and Chief Financial Officer, from 2004 through 2006, and Vice President, Finance and Business Administration, from 2002 to 2004. From 2001 to 2002, Mr. Koehler was Vice President, Finance and Chief Financial Officer, of Vion Pharmaceuticals, Inc. Prior to his position at Vion, Mr. Koehler served in a number of senior finance positions at Knoll Pharmaceuticals, Inc. and Knoll AG between 1995 and 2001. From 1977 to 1993, he held positions in finance and accounting with the American Hospital Supply Corporation, then with Baxter International, Inc. after the two companies merged in 1985. Mr. Koehler began his career with Arthur Andersen LLP in Chicago from 1973 to 1977. Mr. Koehler holds a B.A. from Duke University and an MBA from the Kellogg Graduate School of Management, Northwestern University. We believe Mr. Koehler’s qualifications to serve on the Board of Directors include his many years of experience in the pharmaceutical industry, including his senior leadership positions at several pharmaceutical companies, as well as his extensive financial experience.
William S. Marth – Director

William S. Marth, age 66, has served as a member of our Board of Directors since February 2021. Mr. Marth serves as the Managing Partner of North Ocean Ventures, LLC, a consulting firm that helps pharmaceutical businesses realize their full potential. From 2018 to 2010, Mr. Marth served as the President and Chief Executive Officer of North America and Europe for Avet Pharma Holdings Inc., a wholly owned subsidiary of Emcure Pharmaceuticals Ltd. Mr. Marth served as President and Chief Executive Officer of Albany Molecular Research Inc. from January 2014 until January 2018. Mr. Marth served as a Director of Albany Molecular Research Inc. and as chairman of its board of directors from June to December 2013. Prior to this, Mr. Marth served in various senior leadership roles at Teva Pharmaceutical Industries Ltd., including President and Chief Executive Officer of Teva Pharmaceuticals – Americas, as well as CEO of Teva North America and CEO of Teva USA. In addition, he was a member of Teva’s global executive management team from 2007 to 2012. Mr. Marth has served and continues to serve on a number of private and charitable Boards. Mr. Marth earned his Bachelor of Science in Pharmacy from the University of Illinois and his M.B.A. from the Keller Graduate School of Management, DeVry University. We believe Mr. Marth’s qualifications to serve on the Board of Directors include his many years of experience in the generic pharmaceutical and contract manufacturing industries.

R. Carter Pate – Director

R. Carter Pate, age 66, has served as a member of our Board of Directors since February 2021. Mr. Pate is the founder and Chief Executive Officer of Carter Pate, LLC, a Family Private Equity Investment Company, and has served as a board member to public and private boards of directors since 2014. He is the former Chief Executive Officer of Providence Service Corp DBA LogistiCare, the largest non-emergency medical logistics company for Medicare and Medicaid. Mr. Pate currently serves on the Board of Optioncare Health and was the Chairman of the Board of its predecessor, BioScrip Inc. He also serves as a member of the Board, the Chairman of its Compensation Committee, and a member of the Audit Committee for Advanced Emissions Solutions. Mr. Pate served as a member of the board of directors of Red Lion Hotels Corporation from May 2019 until March 2021. Prior to these roles, Mr. Pate had a career with PricewaterhouseCoopers spanning nearly two decades, including his service as a Global/United States Managing Partner of U.S. Advisory and later the Health Care practice leader. He is a co-author of The Phoenix Effect: Nine Revitalizing Strategies No Company Can Do Without, originally published in 2002 and translated into five languages. Mr. Pate holds certifications as a Certified Public Accountant and Certified Forensic Public

Accountant. Mr. Pate obtained his undergraduate degree in Accounting from Greensboro College and a Masters in Accounting and Information Management from the University of Texas at Dallas. We believe Mr. Pate’s qualifications to serve on the Board of Directors include his extensive financial experience and senior leadership roles with Pricewaterhouse Coopers, and service as a member of both public and private boards.

Thomas J. Sabatino, Jr. – Director

Thomas J. Sabatino, Jr., age 62, has served as a member of our Board of Directors since September 2017. Since February 15, 2020, Mr. Sabatino has served as Executive Vice President, General Counsel and Corporate Secretary of Tenneco, Inc., a designer, manufacturer and marketer of automotive products for original equipment and aftermarket customers. From April 2016 to December 2018, Mr. Sabatino served as Executive Vice President and General Counsel of Aetna Inc. with worldwide responsibility for leading its legal operations, including formulating corporate legal policy. Prior to joining Aetna, Mr. Sabatino worked for Hertz Global Holdings, Inc., where he served as Senior Executive Vice President, Chief Administrative Officer and General Counsel. He joined Hertz in 2015 after serving as Executive Vice President, Global Legal and Chief Administrative Officer of Walgreens Boots Alliance. Previously, in 2010, Mr. Sabatino was Executive Vice President and General Counsel of UAL Corporation and United Airlines, Inc., and was Executive Vice President and General Counsel of Schering-Plough Corporation from 2004 through 2009. He also has held General Counsel positions at Baxter International and American Medical International. Mr. Sabatino has received numerous awards from his peers, including Inside Counsel’s Transformative Leader Award (2012), the National Bar Association Gertrude E. Rush Award (2013) and the Equal Justice Works Scales of Justice Award (2014). He is Co-Chair of the Board of Directors of the Humane Society of the United States. He serves on the Board of Overseers for the University of Pennsylvania Law School and the Board of Directors of the International Institute for Conflict Prevention and Resolution. Mr. Sabatino earned his law degree from the University of Pennsylvania and his undergraduate degree from Wesleyan University in Connecticut. We believe Mr. Sabatino’s qualifications to serve on the Board of Directors include his many years of experience in the legal profession and his senior leadership positions of several healthcare companies.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2020, there were 31 meetings of our Board of Directors, and the various committees of the Board of Directors met a total of 14 times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he or she served during fiscal 2020. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged to attend each annual meeting of our stockholders. All of our directors attended our annual meeting of stockholders held in 2020.

Audit Committee. Our Audit Committee met ten times during fiscal 2020. This committee currently has five members: Steven Koehler (Chairman), Carole S. Ben-Maimon, M.D., John Celentano, R. Carter Pate, and Thomas J. Sabatino, Jr. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls, and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the Nasdaq Listing Rules, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Koehler is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on our website at www.teligent.com.

Organization and Compensation Committee. Our Organization and Compensation Committee met three times during fiscal 2020. This committee currently has four members: Thomas J. Sabatino, Jr. (Chairman), John Celentano, Bhaskar Chaudhuri, and William S. Marth. Our Organization and Compensation Committee’s role and responsibilities are set forth in the Organization and Compensation Committee’s written charter, and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Organization and Compensation Committee also administers our 2016 Equity Incentive Plan, as amended (the “2016 Plan”) and will administer the 2021 Omnibus Incentive Plan if approved by our stockholders at the next annual meeting of stockholders. The Organization and Compensation Committee is responsible for determining the compensation of our chief executive officer, and conducts its decision-making process with respect to that issue without the chief executive officer present. All members of the Organization and Compensation Committee qualify as independent under the Nasdaq Listing Rules.

The Organization and Compensation Committee did not utilize the services of an independent compensation consultant in fiscal 2020. On January 18, 2021, after a through selection process, the Organization and Compensation Committee engaged Willis Towers Watson to serve as the Committee’s compensation advisor, which is discussed in more detail below.

The Organization and Compensation Committee reviews our compensation programs, analyzes market data, and evaluates our compensation programs, including measuring the competitiveness of our practices, against those of our peers. The Organization and Compensation Committee and, where applicable, the Chief Executive Officer review the performance of each named executive officer in light of the above factors and determine whether the named executive officer should receive any increase in base salary or receive a discretionary equity award based on such evaluation. During fiscal year 2020, the Organization and Compensation Committee determined the appropriate levels of compensation for our named executives by evaluating and weighting the achievement of certain corporate goals. The Organization and Compensation Committee also considered each executive’s weighted personal key performance indicator score, base salary, performance target, and bonus target. A copy of the Organization and Compensation Committee’s written charter is publicly available on our website at www.teligent.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met once during fiscal 2020. This committee currently has four members: Bhaskar Chaudhuri (Chairman), Carole S. Ben-Maimon, M.D., William S. Marth and R. Carter Pate. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board of Directors as to the size and composition of the Board of Directors and its committees, evaluating and making recommendations as to potential candidates and evaluating current Board of Directors members’ performance. All members of the Nominating and Corporate Governance Committee qualify as independent under the Nasdaq Listing Rules.

In addition, under our current corporate governance policies, the Nominating and Corporate Governance Committee may consider candidates recommended by stockholders as well as from other sources, such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a particular need on the Board of Directors, and concern for the long-term interests of our stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to propose a candidate for consideration as a nominee by the Nominating and Corporate Governance Committee under our corporate governance policies, it should submit such recommendation in writing to our Corporate Secretary at our corporate offices, 105 Lincoln Avenue, PO Box 687, Buena, New Jersey 08310.

The Nominating and Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives, where appropriate, to achieve a diverse balance of backgrounds, perspectives and experience on the board and its committees. The Nominating and Governance Committee seeks to develop a Board that reflects diverse backgrounds, experience, expertise, skill sets and viewpoints, actively seeking director candidates who bring diversity of age, gender, nationality, race, ethnicity, and sexual orientation. A copy of the Nominating and Governance Committee’s written charter is publicly available on our website at www.teligent.com.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Board of Directors has seven independent members and one non-independent member who serves as our Chief Executive Officer. We believe that the number of independent, experienced directors that make up our Board of Directors, along with the independent oversight of the Board of Directors by the Non-Executive Chairman, benefits our Company and our stockholders. All of our independent directors have demonstrated leadership in other organizations and are familiar with board of director processes.

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

While the full Board of Directors has overall responsibility for risk oversight, the Board of Directors has elected to delegate oversight responsibility related to certain risk committees, which, in turn, report on the matters discussed at the committee level to the full Board of Directors. For instance, our Audit Committee focuses on the material risks facing the Company, including operational, market, credit, liquidity and legal risks. Additionally, our Organization and Compensation Committee is charged with reviewing and discussing with management whether our compensation arrangements are consistent with effective controls and sound risk management. Our management reports to the Board of Directors and Audit Committee on a regular basis regarding risk management.

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

Report of the Audit Committee

The Audit Committee of the Board of Directors has furnished the following report:

The Audit Committee assists the Board of Directors in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements, and the quality of internal and external audit processes. This committee’s role and responsibilities are set forth in our charter adopted by the Board of Directors, which is available on our website at www.teligent.com. This committee reviews and reassesses our charter annually and recommends any changes to the Board of Directors for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. In fulfilling its responsibilities for the financial statements for the fiscal year ended December 31, 2020, the Audit Committee took the following actions:

    •    Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2020 with management and Deloitte & Touche LLP, our independent registered public accounting firm;

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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and Deloitte & Touche LLP, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for filing with the SEC.

Members of the Teligent, Inc. Audit Committee
Steven Koehler (Chair)
Carole S. Ben-Maimon, M.D.
John Celentano
R. Carter Pate
Thomas J. Sabatino, Jr.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors and executive officers, and persons who own more than 10% of the Company’s common stock, to report to the SEC their initial ownership of the Company’s common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC, and we are required to disclose in this Annual Report on Form 10-K any late filings or failures to file.
Based solely on our review of electronic filings with the SEC of such reports and written representations from our directors and executive officers, we believe that, during the 2020 fiscal year, Timothy B. Sawyer, our Chief Executive Officer, had one late Form 3 filing and one late Form 4 filing (reporting a stock option award), and Keith James, our Principal Accounting Officer, had one late Form 3 filing. These filings were delayed due to the technical difficulties in obtaining the appropriate EDGAR codes for both Mr. Sawyer and Mr. James in light of the COVID-19 challenges relating to both the Company’s and the SEC’s staff working remotely.

In addition, James C. Gale, a former director, and certain affiliated funds, including Life Sciences Opportunities Fund (Institutional) II, L.P., Life Sciences Opportunities Fund II, L.P., and Signet Healthcare Partners, LLC, who collectively owned more than 10% of the Company’s common stock, had four late Form 4 filings reporting sales of common stock.

Item 11.        EXECUTIVE COMPENSATION

Summary Compensation Table
The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2020 and 2019 to our current Chief Executive Officer and Chief Legal Officer, and our former Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Nonequity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Timothy B. Sawyer	2020	407,999	135,000	(3)	0	312,230	510,000	(4)	26,140	(5)	1,391,369
President and Chief Executive Officer (2)	2019	—	—		—	—	—		—		—
Philip K. Yachmetz,	2020	149,231	60,000	(7)	55,002	71,581	135,000	(8)	6,465	(9)	477,279
Chief Legal Officer and Corporate Secretary (6)	2019	—	—		—	—	—		—		—
Jason Grenfell-Gardner	2020	83,282	—		—	—	—		326,515	(11)	409,797
Former President and Chief Executive Officer (10)	2019	466,356	82,000		—	321,263	—		27,720	(12)	897,339
Damian Finio	2020	295,460	74,588	(14)	—	113,897	—		19,758	(15)	503,703
Former Chief Financial Officer (13)	2019	329,750	70,858		—	127,358	—		23,856	(16)	551,822

(1)    These amounts represent the aggregate grant date fair value for stock and option awards for fiscal years 2020 and 2019, respectively, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 10 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020.

(2)     Effective February 4, 2020, Mr. Sawyer was appointed as President and Chief Executive Officer.

(3)    Bonus consists of $135,000 cash retention award conditioned upon Mr. Sawyer remaining employed through December 31, 2020, and the satisfaction of certain performance criteria.

(4)    Consists of $510,000 cash incentive award for 2020.

(5)    Consists of (i) $16,366 relating to premiums for medical and dental insurance paid for by the Company, (ii) $1,103 in premiums paid for life and disability insurance to benefit Mr. Sawyer, and (iii) $8,671 of matching contributions made under the Company’s 401(k) plan.

(6)    Effective July 16, 2020, Mr. Yachmetz was appointed as Chief Legal Officer and Corporate Secretary.

(7)    Bonus consists of (i) $25,000 signing bonus and (ii) $35,000 cash retention award conditioned upon Mr. Yachmetz remaining employed through December 31, 2020 and the satisfaction of certain performance criteria.

(8)    Consists of $135,000 cash incentive award for 2020.
(9)    Consists of (i) $2,487 relating to premiums for medical and dental insurance paid for by the Company, (ii) $551 in premiums paid for life and disability insurance to benefit Mr. Yachmetz with a face amount of $600,000, and (iii) $3,426 of matching contributions made under the Company’s 401(k) plan.

(10)    Mr. Grenfell-Gardner resigned as President and Chief Executive Officer effective February 4, 2020.

(11)    Consists of (i) $2,056 relating to premiums for medical and dental insurance paid for by the Company, (ii) $220 in premiums paid for life and disability insurance to benefit Mr. Grenfell-Gardner with a face amount of $600,000, (iii) $5,944 of matching contributions made under the Company’s 401(k) plan, and (iv) pursuant to the Separation Agreement between the Company and Mr. Grenfell-Gardner dated February 5, 2020, (a) $234,419, an amount equal to his base salary for a period of six months following his resignation, (b) $1,831 as payment in lieu of notice, and (c) $82,045 as a bonus payment for 2020.

(12)    Consists of (i) $15,209 relating to premiums for medical and dental insurance paid for by the Company, (ii) $1,311 in premiums paid for by the Company for life and disability insurance to benefit Mr. Grenfell-Gardner with a face amount of $600,000, and (iii) $11,200 of matching contributions made under the Company’s 401(k) plan.

(13)    Mr. Finio resigned as Chief Financial Officer effective October 14, 2020.

(14)    Consists of (i) $37,294 cash retention award conditioned upon Mr. Finio remaining employed through June 30, 2020 and (ii) $37,294 cash retention award conditioned upon Mr. Finio remaining employed through September 30, 2020.

(15)    Consists of (i) $7,555 relating to premiums for medical and dental insurance paid for by the Company, (ii) $803 in premiums paid for by the Company for life and disability insurance to benefit Mr. Finio with a face amount of $600,000, and (iii) $11,400 of matching contributions made under the Company’s 401(k) plan.
(16)    Consists of (i) $11,357 relating to premiums for medical and dental insurance paid for by the Company, (ii) $1,299 in premiums paid for by the Company for life and disability insurance to benefit Mr. Finio with a face amount of $600,000, and (iii) $11,200 of matching contributions made under the Company’s 401(k) plan.

Narrative Disclosure to Summary Compensation Table

During 2020 we transitioned our leadership with the hiring of Mr. Sawyer as our Chief Executive Officer in February, and Mr. Yachmetz as our Chief Legal Officer and Corporate Secretary in July. This transition in leadership included the hiring of other employees critical to the execution of our quality efforts.

While we continued to work diligently during 2020 to take corrective actions to address issues cited by the Food and Drug Administration (the “FDA”) in its November 2019 warning letter and strengthen our quality systems, we were unable to fully remediate these issues. The disruptions with respect to certain of our products and the diversion of resources to remediate the product quality issues had a negative impact on the Company’s business, financial position, results of operations and cash flows during 2020. Further, the Company experienced delays in the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility.
Our operational and production challenges were further worsened by the COVID-19 pandemic. As a pharmaceutical manufacturing facility, we were considered "essential", and remained open in order to continue to supply our products to the patients that needed them. However, we were required to take several preventative measures to help ensure business continuity, while maintaining safe and stable operations. Moreover, the pandemic had a negative impact on patient demand for our products over the course of 2020.

In addition to our operational challenges, we were faced with a balance sheet and capital structure that negatively impacted our ability to successfully operate the business. As a result, we took material efforts to restructure our balance sheet, which included a series of strategic actions in partnership with our senior lenders and holders of our 9.5% Series C Senior Secured Convertible Notes due 2023 (“our Series C noteholders”) to recapitalize and enhance the Company’s financial flexibility. Through these actions, which were announced in January 2021, and with support from our senior lenders and Series C noteholders, the Company strengthened its balance sheet while also working to raise additional capital and position Teligent for success, including enabling it to complete the work necessary to remediate and address the issues raised by the FDA.

Employment Agreements with Executive Officers

Chief Executive Officer. Timothy B. Sawyer joined Teligent as our Chief Executive Officer and entered into an employment agreement, effective February 4, 2020 (the “CEO Employment Agreement”). Under the CEO Employment Agreement, Mr. Sawyer is entitled to an annual base salary of $480,000. Mr. Sawyer is also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock, provided Mr. Sawyer is employed on December 31 of such fiscal year. Mr. Sawyer’s target annual performance bonus will be equal to 85% of his base salary then in effect for the applicable fiscal year. The amount of any such annual performance bonus will be determined by the Organization and Compensation Committee of the Board of Directors in its discretion, with reference to Mr. Sawyer’s fulfillment of performance goals established by the Organization and Compensation Committee of our Board of Directors.

In connection with the entry into the CEO Employment Agreement, Mr. Sawyer received a one-time grant of a non-qualified stock option to purchase 150,000 shares of common stock as an “inducement grant” under the Nasdaq Listing Rules with a per share exercise price of $3.90. The option will vest according to the following schedule: one-fourth of the shares subject to such award will vest on each of the first, second, third and fourth anniversaries of the effective date of the CEO Employment Agreement, subject to his continued employment through the relevant vesting date.
Either party may terminate Mr. Sawyer’s employment at any time, provided that Mr. Sawyer must provide 30 days’ written notice to the Company of any such termination. In the event that Mr. Sawyer’s employment is terminated without Cause (as defined in his employment agreement), Mr. Sawyer is entitled to (i) his unpaid base salary, the per diem value of any accrued but unpaid time off through the effective date of termination, and any reimbursable business expenses; (ii) his base salary as then in effect for a period of twelve months following termination of employment; (iii) any unpaid annual performance bonus for the prior fiscal year; (iv) his annual performance bonus that would otherwise have been payable to him for the year in which the termination occurs, prorated as of the date of termination; and (v) COBRA premiums for 12 months following his termination (or earlier if he becomes covered under the employee benefit plans of a subsequent employer). Further, to the extent then unvested, upon such termination, a pro-rata portion of his options and restricted stock will become vested. However, any such payment obligations will immediately terminate upon a judicial determination that Mr. Sawyer has breached certain confidentiality, non-solicitation, non-competition and/or conflict of interest provisions under his employment agreement.

The CEO Employment Agreement provides that, in the event of a “change in control,” provided he remains in continuous service with the Company through the consummation of such change in control, all unvested options and restricted stock awarded to Mr. Sawyer will immediately vest.
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

Chief Legal Officer and Corporate Secretary. Philip K. Yachmetz joined Teligent as our Chief Legal Officer and Corporate Secretary and entered into an employment agreement, effective July 16, 2020 (the “CLO Employment Agreement”). Under the CLO Employment Agreement, Mr. Yachmetz is entitled to an annual base salary of $340,000. In addition, Mr. Yachmetz received a signing bonus of $25,000. Mr. Yachmetz is also eligible to receive an annual performance bonus for each calendar year during the term of his employment, which may be payable in either cash, stock options and/or restricted stock, provided Mr. Yachmetz is employed on December 31 of such fiscal year. Mr. Yachmetz’s target annual performance bonus will be equal to 45% of his base salary then in effect for the applicable fiscal year; however, Mr. Yachmetz’s target bonus percentage for the 2020 calendar year was 50% of his base salary. The amount of any such annual performance bonus shall be determined by the Organization and Compensation Committee of the Board of Directors in its discretion, with reference to Mr. Yachmetz’s fulfillment of performance goals established by the Organization and Compensation Committee of our Board of Directors. On October 30, 2020, based on Mr. Yachmetz’s increased responsibilities, the Board increased his annual base salary to $360,000 and his target annual performance bonus to 50% of his base salary.

In connection with the entry into the CLO Employment Agreement, Mr. Yachmetz received a one-time grant of (i) 32,500 shares of restricted stock, and (ii) a non-qualified stock option to purchase 36,325 shares of common stock at an exercise price of $2.34 per share as an “inducement grant” under the Nasdaq Listing Rules. The restricted stock and option will vest according to the following schedule: one-third of the shares subject to each such award will vest on each of the first, second, and third anniversaries of July 16, 2020, subject to his continued employment through the relevant vesting date.
Either party may terminate Mr. Yachmetz’s employment at any time, provided that Mr. Yachmetz must provide 30 days’ written notice to the Company of any such termination. If Mr. Yachmetz’s employment is terminated by the Company without Cause (as defined in his employment agreement), Mr. Yachmetz is entitled to (i) his unpaid base salary through the effective date of termination and any reimbursable business expenses; (ii) his base salary as then in effect for a period of six months following termination of employment; (iii) his annual performance bonus that would otherwise have been payable to him for the year in which the termination occurs, prorated as of the date of termination; and (iv) COBRA premiums for six months following his termination (or earlier if he becomes covered under the employee benefit plans of a subsequent employer). Further, to the extent then unvested, upon such termination, a pro-rata portion of Mr. Yachmetz’s options and restricted stock will become vested. However, any such payment obligations will immediately terminate upon a judicial determination that Mr. Yachmetz has breached certain confidentiality, non-solicitation, non-competition and/or conflict of interest provisions under his employment agreement.
The CLO Employment Agreement provides that, in the event of a “change in control,” provided he remains in continuous service with the Company through the consummation of such change in control, all unvested options and restricted stock awarded to Mr. Yachmetz will immediately vest.

Mr. Yachmetz is also subject to certain restrictive covenants as set forth in the CLO Employment Agreement, including confidentiality, non-solicitation and non-competition covenants. Mr. Yachmetz also agrees to assign certain intellectual property to the Company. Mr. Yachmetz is also entitled to participate in certain of the Company’s benefit programs on the same terms and conditions generally provided by the Company to its executive employees.

Former President and Chief Executive Officer. Jason Grenfell-Gardner resigned as our President and Chief Executive Officer on February 4, 2020. Mr. Grenfell-Gardner did not receive any equity awards for fiscal 2020. To the extent not already vested, all of Mr. Grenfell-Gardner’s equity awards vested in full and became fully exercisable upon his resignation on February 4, 2020. All of Mr. Grenfell-Gardner’s vested equity subsequently expired and was no longer exercisable after 90 days of his resignation. Pursuant to the Separation Agreement between the Company and Mr. Grenfell-Gardner, he received (i) $234,419, an amount equal to one-twelfth of his annual base salary for a period of six months following his resignation, (ii) $1,831 payment in lieu of notice, and (iii) a bonus payment of $82,045 for 2020.

Former Chief Financial Officer. On January 3, 2020, pursuant to a Retention Bonus Program for certain key employees, Mr. Finio was awarded a retention bonus in the amount of $37,294 payable on June 30, 2020 provided Mr. Finio was employed as Chief Financial Officer of the Company on such date. On February 4, 2020, Mr. Finio received an incentive stock option grant to purchase 25,000 shares of common stock at an exercise price equal to $3.90 per share. The option was governed by the terms of the 2016 Plan and was to vest according to the following schedule: one-third of the shares subject to such award was to vest on a yearly basis beginning February 4, 2021. On March 2, 2020, based on Mr. Finio’s increased responsibilities, (i) his annual base salary was increased to $360,000, (ii) his target annual performance bonus was increased to 50% of his base salary, (iii) he was awarded an additional retention bonus of $37,294 payable on September 30, 2020 provided he was employed as Chief Financial Officer of the Company on such date, and (iv) he received an incentive stock option grant to purchase 26,359 shares of common stock at an exercise price equal to $4.40 per share. The option was governed by the terms of the 2016 Plan and was to vest according to the following schedule: one-third of the shares subject to such award will vest on yearly basis beginning on March 2, 2021. Mr. Finio forfeited all unvested equity compensation awards upon his resignation on October 14, 2020.

2020 Retention Plans

On January 3, 2020, in light of the uncertainty regarding our ongoing operations and restructuring efforts, the Board, upon the recommendation of the Organization and Compensation Committee, approved a cash retention award program that included former named executive officers and other key employees. Mr. Finio, our former Chief Financial Officer received two cash retention awards of $37,294 and $37,294, respectively. These retention awards were conditioned upon each participating executive remaining employed through June 30, 2020 and September 30, 2020, respectively.

On September 25, 2020, in light of the uncertainty regarding our ongoing operations and restructuring efforts, the Board, upon the recommendation of the Organization and Compensation Committee, approved a cash retention award program that included Messrs. Sawyer and Yachmetz and other key employees. Messrs. Sawyer and Yachmetz received cash retention awards of $135,000 and $35,000, respectively. These retention awards were conditioned upon each executive remaining employed through December 31, 2020, and the satisfaction of the following time and performance criteria:

	FDA Inspection Target Metrics	Metric Weight
	October 31, 2020 Milestone
1	Complete 30 Product Reviews including Lab Events, Complaints, Deviations, and PPQs	20%
	November 30, 2020 Milestone
1	Complete 42 (12 additional) Product Reviews including Lab Events, Complaints, Deviations, and PPQs	30%
2	Prepare two Process Validation Protocols (Protocol signed off)	(equally allocated across four components)
3	Execute two Process Validation Protocols (Report signed off)
4	Prepare Cleaning Validation Protocol (Report signed off)
	December 31, 2020 Milestone
1	Prepare six (four additional ) Process Validation Protocols (Protocol signed off)	50%
2	Execute four (two additional) Process Validation (Report signed off)	(equally allocated across three components)
3	Execute Cleaning Validation Protocol (Protocol signed off)

Each executive received the full payment of his retention award based on continued service through December 31, 2020, and achievement of all of the defined performance criteria.

Compensation Consultant Engagement

On January 18, 2021, after a thorough selection process, the Organization and Compensation Committee engaged Willis Towers Watson to serve as its compensation advisor. Willis Towers Watson was selected given its significant experience advising on executive compensation issues, and its specific experience advising companies in the midst of restructuring efforts. Willis Towers Watson was asked to complete a competitive review of our executive compensation and provide advice related to 2020 annual incentives for our named executive officers and executive leadership team, as well as the structure of appropriate compensation programs for 2021, recognizing our recapitalization efforts and operational challenges.

Executive Compensation Analysis

As context for our executive compensation decisions related to 2020 incentives and the 2021 executive compensation program, Willis Towers Watson completed a review of our executive pay levels relative to competitive market practices. The basis for this market analysis included pay practices of the following publicly traded pharmaceutical companies which were selected on the basis of their comparability to us in terms of size, business dynamics, and complexity.

Amphastar Pharmaceuticals, Inc.	Jaguar Health, Inc.	ProPhase Labs, Inc.
ANI Pharmaceuticals, Inc.	KemPharm, Inc.	Recro Pharma, Inc.
Aquestive Therapeutics, Inc.	Neos Therapeutics, Inc.	Xeris Pharmaceuticals, Inc.
Assertio Holdings, Inc.	Osmotica Pharmaceuticals plc
EyePoint Pharmaceuticals, Inc.	Paratek Pharmaceuticals, Inc.

In addition to the peer group practices, executive compensation information was assembled from Willis Towers Watson’s 2020 Pharmaceutical and Health Sciences Executive Compensation Survey. The analysis generally indicated that our named executive officers’ compensation was below median market levels.

2020 Annual Incentives

In March 2021, the Organization and Compensation Committee approved the terms of our 2020 annual cash incentive plan. The plan included a combination of company-wide financial, operational and service level performance goals. Our 2020 performance with respect to these company-wide metrics resulted in a payout of 27.5% of target level. However, as provided under the plan, the Organization and Compensation Committee exercised its discretion and recommended, and the Board approved, annual incentive payouts of $510,000 for Mr. Sawyer and $135,000 for Mr. Yachmetz. These incentive payments were approved in recognition of the unanticipated impact of COVID-19 on our ability to achieve the performance goals established in March 2020, each executive’s individual performance in executing our quality remediation efforts and successful restructuring of our balance sheet to help ensure our future financial performance and position us for future stockholder value creation.

2021 Salary and Target Annual Incentive Adjustments

In recognition of Messrs. Sawyer and Yachmetz’s 2020 performance, and the results of the competitive pay analysis, the Organization and Compensation Committee recommended, and the Board approved salary increases for each executive. For 2021, Mr. Sawyer’s salary was increased to $525,000 while Mr. Yachmetz’s salary was increased to $375,000. In addition, given Mr. Yachmetz’s expanded role in the Company, the Organization and Compensation Committee recommended, and the Board approved an increase in Mr. Yachmetz’s 2021 target annual incentive opportunity to 55% of salary. Mr. Sawyer’s target annual incentive remains at 85% of salary for 2021.

2021 Annual Incentive Plan

The Organization and Compensation Committee recommended, and the Board approved, an annual cash incentive plan for 2021 that recognizes the continued operational challenges we face as well as the uncertainty around our potential financial performance. The program was adopted with the objective of continuing to emphasize a performance-based compensation program, while addressing the heightened need to retain our leaders. As such, our 2021 annual incentive program for our named executive officers and other key management employees includes two components:

1.    2021 Performance-Based Cash Incentive – Our named executive officers will have the ability to earn 50% of their target annual incentive based on the achievement of specific company financial, service level, and remediation performance objectives. Under the terms of the plan, two six-month performance periods will be established, with performance goals set independently for each six-month period. Performance versus the goals will be evaluated at the end of each six-month period, with a payout to be made in the first quarter of 2022, when annual incentives have historically been paid under our incentive plans.

2.    2021 Cash Retention Award – Our named executive officers will receive a cash retention award equal to 50% of their target annual incentive opportunity. These retention awards are payable in installments, with 25% paid on September 30, 2021, 25% December 31, 2021, and 50% at the time any earned incentive under the 2021 Performance-Based Cash Incentive is payable.

2021 Equity Grants

Equity-based incentives continue to be a critical component of our overall executive and broader employee compensation program. We grant equity awards to our employees to align management’s interests with those of our stockholders, provide incentives for value creation in the enterprise, and attract and retain key talent. On March 11, 2021, the Organization and Compensation Committee recommended, and the Board approved, equity grants to all of our employees, including our named executives. These grants were made in the form of both stock options and restricted stock units. Grants to our named executive officers were as follows:

Executive	Stock Options	Restricted Stock Units
Timothy B. Sawyer	1,000,000	688,130
Philip K. Yachmetz	424,000	344,400

The stock options have a ten year term and are eligible to vest on the third anniversary of the grant based on the executive’s continued employment if certain performance requirements have been achieved. Specifically, for the options to be eligible to vest the following objectives must be achieved:

•    Lifting of the FDA warning letter;
•    FDA approval of the sterile facility; and
•    Launch of the first sterile product.

If any of these objectives is not achieved prior to the third anniversary of the grant, a portion of the option grant will be forfeited.

The restricted stock units will vest 25% per year on each annual anniversary of the grant based on continued service.

The stock option grants to each named executive officer, and Mr. Yachmetz’s restricted stock unit award were made under the 2016 Plan. Due to limitations in the 2016 Plan, Mr. Sawyer’s restricted stock unit award was granted subject to stockholder approval of the 2021 Omnibus Incentive Plan (the “2021 Plan”) at the next annual meeting of stockholders, and, if such approval is obtained, will be made from shares authorized under the 2021 Plan.
Outstanding Equity Awards at 2020 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on December 31, 2020 to each of the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	No, of Securities Underlying Unexercised Options - No. Exercisable	No, of Securities Underlying Unexercised Options - No. Un-Exercisable (1)		Option Exercise Price ($)	Option Exercise Date	No. of Shares or Units of Stock that have not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Timothy B. Sawyer,	—	150,000	(3)	3.90	2/4/2030	—		—
President and Chief Executive

Philip K. Yachmetz,	—	36,325	(4)	2.34	7/16/2030	23,505	(5)	17,629
Chief Legal Officer

Jason Grenfell-Gardner,	—	—		—	–	—		—
Former Chief Executive Officer

Damian Finio,	8,333	—		28.50	1/12/2021	—		—
Former Chief Financial Officer	6,161	—		16.20	1/12/2021	—		—

(1)    To the extent not already vested, Mr. Finio forfeited any unvested equity compensation awards upon his resignation on October 14, 2020. Mr. Finio had the option to exercise any vested awards until January 1, 2021, and, since such award was not exercised, it has expired.

(2)    The market value of the stock award is determined by multiplying the number of shares by $0.75, the closing price of our common stock on The Nasdaq Stock Market on December 31, 2020, the last day of our fiscal year.

(3)    Options vest annually in four equal installments beginning on the first anniversary of the grant date.

(4)    Options vest annually in three equal installments beginning on the first anniversary of the grant date.

(5)    Restricted stock units vest annually in three equal installments beginning on the first anniversary of the grant date.

Potential Payments upon Termination or Change in Control

Termination Payments

Pursuant to his employment agreement, either party may terminate Mr. Sawyer’s employment at any time, provided that Mr. Sawyer must provide 30 days’ written notice to the Company of any such termination. In the event that Mr. Sawyer’s employment is terminated without Cause (as defined in his employment agreement), Mr. Sawyer is entitled to (i) his unpaid base salary, the per diem value of any accrued but unpaid time off through the effective date of termination and any reimbursable business expenses; (ii) his base salary as then in effect for a period of twelve months following termination of employment; (iii) any unpaid annual performance bonus for the prior fiscal year; (iv) his annual performance bonus that would otherwise have been payable to him for the year in which the termination occurs, prorated as of the date of termination; and (v) COBRA premiums for 12 months following his termination (or earlier if he becomes covered under the employee benefit plans of a subsequent employer). Further, to the extent then unvested, upon such termination, a pro-rata portion of his options and restricted stock will become vested. However, any such payment obligations will immediately terminate upon a judicial determination that Mr. Sawyer has breached certain confidentiality, non-solicitation, non-competition and/or conflict of interest provisions under his employment agreement.

Pursuant to his employment agreement, either party may terminate Mr. Yachmetz’s employment at any time, provided that Mr. Yachmetz must provide 30 days’ written notice to the Company of any such termination. If Mr. Yachmetz’s employment is terminated by the Company without Cause (as defined in his employment agreement), Mr. Yachmetz is entitled to (i) his unpaid base salary through the effective date of termination and any reimbursable business expenses; (ii) his base salary as then in effect for a period of six months following termination of employment; (iii) his annual performance bonus that would otherwise have been payable to him for the year in which the termination occurs, prorated as of the date of termination; and (iv) COBRA premiums for six months following his termination (or earlier if he becomes covered under the employee benefit plans of a subsequent employer). Further, to the extent then unvested, upon such termination, a pro-rata portion of Mr. Yachmetz’s options and restricted stock will become vested. However, any such payment obligations will immediately terminate upon a judicial determination that Mr. Yachmetz has breached certain confidentiality, non-solicitation, non-competition and/or conflict of interest provisions under his employment agreement.

Payments upon a Change in Control

The employment agreements of Mr. Sawyer and Mr. Yachmetz provide that, in the event of a “change in control,” provided they remain in continuous service with the Company through the consummation of such change in control, all unvested options and restricted stock awarded to them will immediately vest.

Change in Control Severance Policy

On January 9, 2020, the Organization and Compensation Committee approved the Teligent, Inc. Change in Control Severance Policy (the “Severance Policy”). The purpose of the Severance Policy is to provide certain Company employees, including the Company’s named executive officers, with certain compensation and other benefits in the event of a termination of employment by the Company (or its acquirer or successor) without Cause (as defined in the Severance Policy) or by such employee for Good Reason (as defined in the Severance Policy) that occurs during the period following the date on which a Change of Control (as defined in the Severance Policy) is consummated, as designated in the addendum to the Severance Policy for a participant's applicable salary grade classification. In addition, if an eligible employee is entitled to similar severance or benefit continuation under another Company severance policy or an employment or severance agreement with the Company or an affiliate, any severance payable or benefits provided under such other arrangement will reduce or otherwise offset the severance benefits provided under the Severance Policy.

In the event of a qualifying termination, the Severance Policy makes available benefits to the participants in a tiered approach, with the nature of the benefits provided based upon the seniority of the position such participant occupies. Upon a qualifying termination, the Company’s named executive officers will receive (i) base salary continuation payments for a period of twelve months following the qualifying termination; (ii) a prorated portion of the target bonus for the year in which the qualifying termination occurs; (iii) an amount equal to the target annual bonus and (iv) continued medical, dental and vision coverage under COBRA, which ceases after twelve months or when the individual becomes covered by another employer program, whichever occurs first.

Receipt of any compensation or benefits under the Severance Policy is subject to the participant’s execution of a general release of claims in favor of the Company, its successors and affiliates, and each of their officers, directors and employees. In the event a participant has beached any duty of confidentiality, non-solicitation or non-competition owing to the Company, the participant will forfeit all further benefits payable under the Severance Policy and will, at the Organization and Compensation Committee’s direction, be required to repay to the Company any benefits previously received under the Severance Policy.

Director Compensation

Effective January 1, 2016, after consultation with its then compensation consultant, our Board of Directors revised the non-employee director compensation program. In addition, in August 2020, the Board of Directors amended the non-employee director compensation program to provide for an annual retainer for the Chairperson of the Board. Under the Company’s non-executive director compensation policy effective through December 31, 2020, each non-executive director of the Board of Directors received the following compensation:

•    An annual retainer of $25,000;

•    An additional annual retainer of $25,000 for the Chairperson of the Board;

•    An annual non-qualified stock option grant to purchase 2,000 shares of common stock, vesting on the first anniversary of their date of grant;

•    Each member of the Audit Committee received an annual cash retainer equal to $10,000 and the Chairperson of the Audit Committee received an additional cash retainer equal to $10,000;

•    Each member of the Organization and Compensation Committee received an annual cash retainer equal to $7,500 and the Chairperson of the Organization and Compensation Committee received an additional cash retainer equal to $7,500; and

•    Each member of the Nominating and Corporate Governance Committee received an annual cash retainer equal to $5,000, and the Chairman of the Nominating and Corporate Governance Committee received an additional cash retainer equal to $5,000

In addition, at the time of his or her appointment, each newly elected director was granted a non-qualified stock option to purchase 2,000 shares of our common stock and received payment of the applicable cash retainers, pro-rated for the duration of service during the year in which he or she was appointed. The stock options vest on the first anniversary of their date of grant.

In February 2021, after consultation with Willis Towers Watson, the Board of Directors reviewed and considered the then existing non-employee director compensation plan in comparison to the Company’s peer group and the Company’s interest in retaining and recruiting qualified members of the Board of Directors. Effective February 26, 2021, the Board of Directors revised the non-employee director compensation program. Under the Company’s new non-executive director compensation policy, each non-executive director of the Board of Directors will receive the following compensation effective January 1, 2021 (or pro-rated for the duration of service during the year in which the director was appointed):

•    An annual retainer of $45,000;

•    An additional annual retainer of $30,000 for the Chairperson of the Board;

•    Each member of the Audit Committee receives an annual cash retainer equal to $12,500, and the Chairperson of the Audit Committee receives an additional cash retainer equal to $10,000;

•    Each member of the Organization and Compensation Committee receives an annual cash retainer equal to $10,000, and the Chairperson of the Organization and Compensation Committee receives an additional cash retainer equal to $7,500; and

•    Each member of the Nominating and Corporate Governance Committee receives an annual cash retainer equal to $5,000, and the Chairman of the Nominating and Corporate Governance Committee receives an additional cash retainer equal to $5,000.

In addition, each non-employee director will receive an annual grant of restricted stock units (“RSUs”) with a value of $75,000 on the date of grant, such grants to be effective as of June 4, 2021 or such other date of the 2021 annual meeting of stockholders, and annually thereafter, prorated for partial years of service for directors who may be appointed in between annual meetings of stockholders, with all RSUs vesting upon the first anniversary of their grant, subject to continued service through the vesting date.

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2020 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors. Mr. Sawyer, who serves as our Chief Executive Officer, does not receive additional compensation for his service as a director and, therefore, is not included in the Director Compensation Table below. All compensation paid to Mr. Sawyer is reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Bhaskar Chaudhuri	41,192	4,482	45,674

Steven Koehler	43,615	4,482	48,097

John Celentano	56,546	4,482	61,028

Carole S. Ben-Maimon, M.D.	38,769	4,482	43,251

Thomas J. Sabatino, Jr.	36,233	4,482	40,715

(1) These amounts represent the aggregate grant date fair value of stock options granted to each director in 2020 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining the grant date fair value can be found in Note 10 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2021 for (a) the executive officers named in the Summary Compensation Table on page 76 of this Annual Report on Form 10-K, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2021 pursuant to the exercise or vesting, as applicable, of derivatives or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 92,817,674 shares of common stock outstanding on April 15, 2021. Except as otherwise indicated, the address of each of the persons in this table is c/o Teligent, Inc., 105 Lincoln Avenue, PO Box 687, Buena, New Jersey 08310.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders
None

Directors and Named Executive Officers
Timothy B. Sawyer(1)	37,500	*
Jason Grenfell-Gardner(2)	6,029	*
Bhaskar Chaudhuri(3)	27,457	*
Steven Koehler(4)	22,625	*
John Celentano(5)	21,251	*
Carole S. Ben-Maimon, M.D.(6)	16,457	*
Thomas J. Sabatino, Jr.(7)	14,875	*
William S. Marth(8)	—	*
R. Carter Pate(9)	—	*
Philip K. Yachmetz(10)	—	*
Damian Finio(11)	3,000	*
All current executive officers and directors as a group (10 persons) (1)(3)(4)(5)(6)(7)(8)(9)(10)	140,165	*
* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)     Consists of 37,500 shares of common stock held by Mr. Sawyer which may be acquired pursuant to stock options exercisable within 60 days after April 15, 2021. Does not include options to purchase 1,112,500 shares of our common stock which have not vested and will not be exercisable within 60 days after April 15, 2021.

(2)    Consists of 6,029 shares of common stock held by Mr. Grenfell-Gardner. Mr. Grenfell-Gardner resigned on February 4, 2020.

(3)    Consists of 1,000 shares of common stock held by Mr. Chaudhuri and 26,457 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after v, 2021. Does not include options to purchase 2,000 shares of our common stock which have not vested and will not be exercisable within 60 days after April 15, 2021.

(4)    Consists of 500 shares of common stock held by Mr. Koehler and 22,125 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 15, 2021. Does not include options to purchase 2,000 shares of our common stock which have not vested and will not be exercisable within 60 days after April 15, 2021.

(5)    Consists of 2,000 shares of common stock held by Mr. Celentano and 19,251 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 15, 2021. Does not include options to purchase 2,000 shares of our common stock which have not vested and will not be exercisable within 60 days after April 15, 2021.

(6)    Consists of 1,600 shares of common stock held by Dr. Ben-Maimon and 14,857 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 15, 2021. Does not include options to purchase 2,000 shares of our common stock which have not vested and will not be exercisable within 60 days after April 15, 2021.

(7)    Consists of 2,500 shares of common stock held by Mr. Sabatino and 12,375 shares of common stock which may be acquired pursuant to stock options exercisable within 60 days after April 15, 2021. Does not include options to purchase 2,000 shares of our common stock which have not vested and will not be exercisable within 60 days after April 15, 2021.

(8)    Does not include options to purchase 2,000 shares of our common stock held by Mr. Marth which have not vested and will not be exercisable within 60 days after April 15, 2021.

(9)    Does not include options to purchase 2,000 shares of our common stock held by Mr. Pate which have not vested and will not be exercisable within 60 days after April 15, 2021.

(10)    Does not include 367,505 shares underlying restricted stock units held by Mr. Yachmetz which have not vested and will not vest within 60 days after April 15, 2021 or options to purchase 460,325 shares of common stock which have not vested and will not be exercisable within 60 days after April 15, 2021.

(11)    Consists of 3,000 shares of common stock held by Mr. Finio. Mr. Finio resigned on October 4, 2020.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders (1)	321,151	26.86	4,430,447
Equity compensation plans not approved by security holders	209,830	3.60	—
Total	530,981	18.31	4,430,447

    (1)    These plans consist of the 2016 Equity Incentive Plan, the 2009 Equity Incentive Plan, as amended, and the 1999 Director Plan.
    (2)    Reflects the weighted-average exercise price for outstanding stock options.

    (3)    Includes information with respect to the 2016 Equity Incentive Plan. The 2009 Equity Incentive Plan (the “2009 Plan”) and the 1999 Director Plan were replaced by the 2016 Equity Incentive Plan. As of December 31, 2020, the Company had 4,430,447 shares available for issuance pursuant to the 2016 Plan.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Teligent, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of the Board of Directors are “independent directors” as defined by the Nasdaq Marketplace Rules: John Celentano, Carole S. Ben-Maimon, M.D, Bhaskar Chaudhuri, Steven Koehler, William S. Marth, R. Carter Pate and Thomas J. Sabatino, Jr.

Other than the compensation agreements and other arrangements which are described in the “Executive Compensation” section of this Form 10-K, during our last fiscal year, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded $120,000 and in which any of our directors, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.
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

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 15, 2021, Deloitte & Touche LLP, the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2020, notified the Company of its decision not to stand for re-appointment as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021. Deloitte & Touche LLP completed the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020. Deloitte & Touche LLP’s decision not to stand for re-appointment was not the result of any disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

During the fiscal years ended December 31, 2019 and December 31, 2018, and the subsequent period through the date of this Annual Report on Form 10-K, (i) there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference thereto in its reports on the financial statements for such years, and (ii) except as described below, there were no reportable events as described in paragraph (a)(1)(v) of Regulation S-K.

During the audit for the fiscal year ended December 31, 2019, material weaknesses in internal control over financial reporting were identified relating to (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring activities. During the audit for the fiscal year ended December 31, 2018, material weaknesses in internal control over financial reporting were identified relating to (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring activities.

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2020 and 2019, and fees billed for other services rendered by each of Deloitte & Touche LLP and EisnerAmper LLP during those periods. EisnerAmper LLP served as our independent registered public accounting firm until August 13, 2018, at which time they were dismissed and Deloitte & Touche LLP was appointed.

	2020	2019
Audit fees:(1)	$1,522,350	$1,087,000
Audit-related fees:	$—	$—
Tax fees:	$131,250	$—
All other fees:	$4,041	$—
Total	$1,657,641	$1,087,000
(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as issuance of consents and comfort letters. For 2019, $915,000 of the amount reflects the Deloitte & Touche LLP fees and $172,000 of the amount reflects the EisnerAmper LLP fees.

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

4. All other services are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

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

PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1)	See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K.

(a)(2)	Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3)	The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of Teligent, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed October 23, 2015).

(3.2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed May 27, 2020)

(3.3)	Amended and Restated Bylaws of IGI Laboratories, Inc., effective May 7, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K, filed May 12, 2008).

(3.4)
Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock dated January 25, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed January 28, 2021).

(4.1)
Specimen stock certificate for shares of Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 28, 2001 (“the 2000 Form 10-K”)).

(4.2)	Form of Warrant, dated as of April 6, 2020, by and among the Company and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed April 8, 2020).

(4.3)
Indenture dated as of July 20, 2020, by and among the Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed July 20, 2020).

(4.4)	Form of Note (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed July 20, 2020).

(4.5)	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed July 20, 2020).

(4.6)
Indenture dated as of September 22 2020, by and among the Company and Wilmington Savings Fund Society, FSB, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed September 23, 2020).

(4.7)	Form of Note (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K, filed September 23, 2020).

(4.8)*	Description of Capital Stock (filed herewith).

(10.1)#	IGI, Inc. 1999 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342, filed June 30, 2009).

(10.2)#	IGI, Inc. 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160342), filed June 30, 2009).

(10.3)#	IGI Laboratories, Inc. 2009 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed June 4, 2014).

(10.4)
Loan Agreement, by and between Teligent, Inc. and Teligent Luxembourg S.à.r.l., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.5)
Loan Agreement, by and between Teligent, Inc. and Teligent Canada Inc., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.6)
Distribution Agreement, by and between Teligent OÜ and Teligent Canada Inc., dated as of November 13, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K, filed November 16, 2015).

(10.7)#	Teligent, Inc. 2016 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed June 10, 2020).

(10.8)#	Form of Amendment to Outstanding Option Agreements under the Company’s 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.31 to the Company 10-K, filed March 12, 2017).

(10.9)#	Form of Amendment to Outstanding RSU Agreements under the Company’s 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.32 to the Company 10-K, filed March 12, 2017).

(10.10)	Form of Exchange Agreement Related to 4.75% Convertible Senior Notes (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K, filed May 2, 2018).

(10.11)
First Lien Revolving Credit Agreement, dated December 13, 2018, by and among the Company, certain Subsidiaries thereof, the Lenders from time to time party thereto, and ACF Finco LLP, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed December 14, 2018).

(10.12)
Second Lien Credit Agreement, dated December 13, 2018, by and among the Company, certain Subsidiaries thereof, the Lenders from time to time party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report as Form 8-K, filed December 14, 2018).

(10.13)
Amendment No. 1 dated February 8, 2018 to Second Lien Credit Agreement dated December 31, 2018 by and among the Company, certain subsidiaries, the lenders from time to time party thereto, and Ares Capital Corporation, as Administrative Agent.

(10.14)
Amendment No. 2 dated July 18, 2019 to Second Lien Credit Agreement dated December 31, 2018 by and among the Company, certain subsidiaries, the lenders from time to time party thereto, and Ares Capital Corporation, as Administrative Agent.

(10.15)
Consent and Amendment No. 1 to First Lien Credit Agreement, dated as of October 31, 2019, by and among the Company, certain subsidiaries thereto, the lenders party thereto, and ACF Finco I LP, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed October 31, 2019).

(10.16)
Consent and Amendment No. 3 to Second Lien Credit Agreement, dated as of October 31, 2019, by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed October 31, 2019).

(10.17)#	Teligent, Inc. Change in Control Severance Policy (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on January 15, 2020).

(10.18)#
Separation Agreement between the Company and Jason Grenfell-Gardner dated February 5, 2020 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2019 filed on April 13, 2020).

(10.19)#	Employment Agreement dated February 4, 2020 between the Company and Tim Sawyer (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 5, 2020).

(10.20)#
Non-Qualified Stock Option Agreement by and between the Company and Timothy B. Sawyer, dated as of February 4, 2020 (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on August 26, 2020).

(10.21)
Amendment No. 2 to First Lien Credit Agreement, dated as of April 6, 2020, by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and ACF Finco I LP, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 8, 2020).

(10.22)
Amendment No. 4 to Second Lien Credit Agreement, dated as of April 6, 2020 by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 8, 2020).

(10.23)#	Employment Agreement dated July 9, 2020 between the Company and Philip K. Yachmetz (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 17, 2020).

(10.24)#
Non-Qualified Stock Option Agreement by and between the Company and Philip K. Yachmetz, dated as of July 16, 2020 (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed on August 26, 2020).

(10.25)#
Restricted Stock Unit Agreement by and between the Company and Philip K. Yachmetz, dated as of July 16, 2020 (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed on August 26, 2020).

(10.26)
Form of Purchase Agreement, dated July 20, 2020, by and among the Company and the lenders party thereto) (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 20, 2020).

(10.27)
Exchange Agreement, dated as of July 20, 2020 between the Company, certain of its subsidiaries and the exchanging holders of Series A Convertible Notes party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed July 20, 2020).

(10.28)
Exchange Agreement, dated as of July 20, 2020 between the Company, certain of its subsidiaries and the exchanging holders of Series B Convertible Notes party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed July 20, 2020).

(10.29)
Consent and Amendment No. 3 to First Lien Credit Agreement, dated as of July 20, 2020, by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and ACF Finco, LLP, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed July 20, 2020).

(10.30)
Consent and Amendment No. 5 to First Lien Credit Agreement, dated as of July 20, 2020, by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and ACF Finco, LLP, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed July 20, 2020).

(10.31)
Form of Series A Exchange Agreement, dated as of September 22, 2020, between the Company and the exchanging holders of Series A Convertible Notes party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed September 23, 2020).

(10.32)
Form of Series A Exchange Agreement, dated as of September 22, 2020, between the Company and the exchanging holders of Series A Convertible Notes party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed September 23, 2020).

(10.33)
Exchange Agreement, dated as of January 27, 2021, by and among the Company, certain funds and accounts managed by affiliates of Ares Management Corporation, and the Participating Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed January 28, 2021).

(10.34)
Stockholders’ Agreement, dated as of January 27, 2021, by and among the Company, Ares Capital Corporation, each of the parties listed on Schedule A thereto, and, solely for purposes of Section 2, B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K

(10.35)
Form of Voting Trust Agreement, dated as of January 27, 2021, by and among the Company, Wilmington Savings Fund Society, FSB and the Holder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed January 28, 2021).

(10.36)
Amendment No. 6 to Second Lien Credit Agreement, dated as of January 27, 2021, by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and Ares Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed January 28, 2021).

(10.37)
Amendment No. 4 to First Lien Credit Agreement, dated as of January 27, 2021, by and among the Company, its subsidiaries signatory thereto, the lenders party thereto, and ACF Finco I LP, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed January 28, 2021)

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

(32.1)*
Certification of the President and Chief Executive Officer and of the Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101)*	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*Filed herewith.
#Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teligent, Inc.

By:	/s/ Timothy B. Sawyer
Timothy B. Sawyer
President and Chief Executive Officer

Date: May 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Timothy B. Sawyer	Director, President and Chief Executive Officer	May 3, 2021
Timothy B. Sawyer	(Principal Executive Officer)

/s/ Keith James	Principal Accounting Officer	May 3, 2021
Keith James

/s/ Steven Koehler	Director	May 3, 2021
Steven Koehler

/s/ Bhaskar Chaudhuri	Director	May 3, 2021
Bhaskar Chaudhuri

/s/ John Celentano	Director	May 3, 2021
John Celentano

/s/ Carole Ben-Maimon	Director	May 3, 2021
Carole Ben-Maimon

/s/ Thomas Sabatino	Director	May 3, 2021
Thomas Sabatino

/s/ William S. Marth	Director	May 3, 2021
William S. Marth

/s/ R. Carter Pate	Director	May 3, 2021
R. Carter Pate

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Teligent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Teligent, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index to Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring losses and may not be able to remain in compliance with the financial covenants required by its Senior Credit Facilities, as amended, and has stated that these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these uncertainties are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue, Recognition and Allowances - Chargebacks and Rebates — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

As customary in the pharmaceutical industry, the Company’s product sales are subject to a variety of deductions, including chargebacks and rebates. Product sales are recorded net of accruals for both chargebacks and rebates. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from its largest wholesale customers. This customer inventory information is used to establish the estimated liability for future chargeback claims based on historical chargeback and contract rates. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated. Rebates are used for various discounts and rebates provided to customers. The Company reviews the percentage of products sold through these programs by reviewing chargeback data and uses the appropriate percentages to calculate the rebate accrual. Rebates are invoiced monthly or quarterly and reviewed against the accruals.

Given the significant judgments made by management to estimate chargebacks and rebates, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to chargebacks and rebates included the following, among others:
•    We evaluated the appropriateness and consistency of management’s methods and assumptions used to calculate chargebacks and rebates.
•    We tested the mathematical accuracy of the chargebacks and rebates calculations.
•    We tested significant assumptions and key inputs used to calculate chargebacks and rebates by comparing them to third party data, contractual arrangements with the Company’s customers, and/or historical data.
•    We evaluated the precision of significant assumptions by performing retrospective reviews of forecasted amounts and compared them to actual amounts.
•    We tested the overall reasonableness of the chargebacks recorded at period end by developing an expectation for comparison to actual recorded balances.
•    We tested payments processed throughout the year.

Property, Plant and Equipment and Goodwill and Intangible Assets - Impairment of Long-Lived Assets — Refer to Notes 2, 4 and 9 to the financial statements
Critical Audit Matter Description

The Company reviews its long-lived assets, including property, plant and equipment and definite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the assets. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed.

During the year ended December 31, 2020, the Company recorded impairment charges of $101.5 million consisting of a property, plant and equipment impairment charge of $79.8 million and an intangible assets impairment charge of $21.7 million.

Given the significant judgments made by management related to certain business assumptions, including revenue projections, and valuation assumptions, including the determination of the standalone fair value of real and personal property, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to impairment of long-lived assets included the following, among others:

•    We evaluated the reasonableness of management’s estimates and assumptions and tested the significant assumptions used in the quantitative models.
•    We involved our valuation specialists to assist us in identifying the significant assumptions underlying the quantitative models, assessed the rationale and supporting documents related to these assumptions and determined the appropriateness and reasonableness of the methodologies employed.
•    We compared the revenue forecasts prepared by management to historical revenues as well as third-party market data to evaluate the reasonableness of the assumptions.
•    We tested the mathematical accuracy of the model calculations.
•    We assessed the appropriateness of the disclosures in the financial statements.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

May 3, 2021

We have served as the Company’s auditor since 2018.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	12/31/2020	12/31/2019
ASSETS
Current assets:
Cash and cash equivalents	$5,946	$15,508
Restricted cash	206	206
Accounts receivable, net of allowance for doubtful accounts of $2,399 and $2,208, as of December 31, 2020 and December 31, 2019, respectively	11,257	20,374
Inventories	23,396	23,031
Prepaid expenses and other receivables	3,486	2,525
Total current assets	44,291	61,644
Property, plant and equipment, net	16,131	96,349
Intangible assets, net	22,964	44,645
Goodwill	501	491
Other	3,901	3,776
Total assets	$87,788	$206,905

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable	$7,972	$6,875
Accrued expenses	14,713	9,285
Capital lease obligation, current	436	446
Total current liabilities	23,121	16,606

Convertible 4.75% Senior Notes, net of debt discount and debt issuance costs (face of $— and $66,090 as of December 31, 2020 and December 31, 2019, respectively)	—	53,093
Revolver (face of $25,000 and $25,000 as of December 31, 2020 and December 31, 2019, respectively)	25,000	25,000
Series B Senior Convertible Notes, net of debt discount and debt issuance costs (face of $— and $34,405 as of December 31, 2020 and December 31, 2019, respectively)	—	21,824
Series C Senior Secured Convertible Notes, net of debt discount and debt issuance costs (face of $50,323 and $— as of December 31, 2020 and December 31, 2019, respectively)	31,922	—
Series D Senior Convertible Notes, net of debt discount and debt issuance costs (face of $3,352 and $— as of December 31, 2020 and December 31, 2019, respectively)	5,796	—
2023 Term Loan, net of debt issuance costs (face of $102,905 and $88,464 as of December 31, 2020 and December 31, 2019, respectively)	99,490	86,452
Derivative liabilities	7,507	6,776
Deferred tax liability	190	205
Other long term liabilities	4,914	2,256
Total liabilities	197,940	212,212
Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized; 21,754,223 and 5,385,043 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	220	56
Additional paid-in capital	135,218	118,469
Accumulated deficit	(243,496)	(121,474)
Accumulated other comprehensive loss, net of taxes	(2,094)	(2,358)
Total stockholders’ deficit	(110,152)	(5,307)
Total liabilities and stockholders’ deficit	$87,788	$206,905
The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2020 and 2019
(in thousands, except share and per share information)

	2020	2019
Revenue, net	$45,309	$65,896

Costs and Expenses:
Cost of revenues	49,031	42,373
Selling, general and administrative expenses	27,011	20,785
Impairment charges	101,533	—
Product development and research expenses	7,674	10,758
Total costs and expenses	185,249	73,916
Operating loss	(139,940)	(8,020)

Other Income (Expense):
Other income	3,349	—
Foreign currency exchange gain/(loss)	4,961	(1,523)
Debt partial extinguishment of 2019 Notes	—	(185)
Interest and other expense, net	(28,824)	(21,154)
Gain/(loss) on debt restructuring	51,858	(920)
Inducement loss	(9,183)	—
Change in the fair value of derivative liabilities	(2,305)	6,769
Loss before income tax expense	(120,084)	(25,033)

Income tax expense	1,938	91

Net loss attributable to common stockholders	$(122,022)	$(25,124)

Basic and diluted loss per share	$(14.67)	$(4.67)

Weighted average shares of common stock outstanding:
Basic and diluted shares	8,319,388	5,383,914

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2020 and 2019
(in thousands)

	2020	2019
Net loss	$(122,022)	$(25,124)

Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustment	264	292
Other comprehensive (loss)/income	264	292

Comprehensive loss	$(121,758)	$(24,832)

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2020 and 2019
(in thousands)

	2020	2019
Cash flows from operating activities:
Net loss	$(122,022)	$(25,124)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets and leases	3,840	3,688
Write down of fixed assets	398	—
Provision for write down of inventory	9,775	(459)
Provision for bad debt expense	192	(428)
Stock based compensation	754	1,076
Amortization of debt costs and debt discount	7,810	6,514
Amortization of intangibles	2,709	3,008
Right-of-use asset lease expense	459	408
Deferred income taxes	(27)	(22)
Foreign currency exchange (gain) loss	(4,961)	1,523
Partial extinguishment of 3.75% senior notes	—	185
Non cash interest expense	18,484	8,464
Impairment of long-lived assets	101,533	—
(Gain)/loss on debt restructuring	(51,858)	920
Inducement loss	9,183	—
Change in the fair value of derivative liability	2,305	(6,769)
Changes in operating assets and liabilities:
Accounts receivable	9,003	(3,655)
Inventories, net	(9,792)	(6,145)
Prepaid expenses and other current receivables	(968)	815
Accounts payable and accrued expenses	4,541	377
Operating liabilities	1,874	(369)
Deferred income	—	(2,426)
Net cash used in operating activities	(16,768)	(18,419)
Cash flows from investing activities:
Capital expenditures	(4,034)	(8,203)
Disposal of fixed assets	139	—
Net cash used in investing activities	(3,895)	(8,203)
Cash flows from financing activities:
Proceeds from 2023 term loan	—	10,000
Proceeds from 2023 Series B senior notes	—	17,750
Proceeds from 2023 Series B bifurcated conversion option	—	11,525
Proceeds from revolver	—	12,500
Proceeds from 2023 Series C senior notes	12,000	—
Repayment of revolver	—	(2,500)
Repayment of 3.75% senior notes	—	(13,022)
Debt issuance costs	(3,063)	(3,107)
Repurchase of 3.75% senior notes	—	(2,686)
Government grant advance	3,378	—
Non cash income	(3,349)	—
Principal payments on financing lease obligations	(14)	(11)
Net cash provided by financing activities	8,952	30,449

Effect of exchange rate on cash, cash equivalents and restricted cash	2,241	(714)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,470)	3,827
Cash, cash equivalents and restricted cash at beginning of year	16,182	13,069

Cash, cash equivalents and restricted cash at end of year	$6,712	$16,182

Supplemental Cash flow information:
Cash payments for interest	$3,267	$5,633
Cash payments for income taxes	157	150
Non cash investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	110	46
Capitalized stock compensation in capital expenditures	12	28

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2020 and 2019
(in thousands, except share information)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2018	53,774,221	$557	$116,864	$(96,350)	$(2,650)	$18,421

Stock based compensation expense			1,104	—	—	1,104
Issuance of stock for vested restricted stock units	76,206	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	—	292	292
Net loss	—	—	—	(25,124)	—	(25,124)
Balance, December 31, 2019	53,850,427	$558	$117,967	$(121,474)	$(2,358)	$(5,307)
Balance, December 31, 2019 (post reverse split	5,385,043	$56	$118,469	$(121,474)	$(2,358)	(5,307)
Stock based compensation expense	—	—	767	—	—	767
RS and RSU vested	4,906	—	—	—	—	—
Reclassification of derivative liabilities to equity	—	—	8,460	—	—	8,460
Warrant issuance	—	—	329	—	—	329
Fair value of conversion feature on Convertible 2023 Series D Notes	16,362,654	164	9,721	—	—	9,885
APIC related to Series C Convertible Notes	—	—	(2,528)	—	—	(2,528)
Cumulative translation adjustment	—	—	—	—	264	264
Net loss	—	—	—	(122,022)	—	(122,022)
Share rounding as a result of the reverse stock split	1,620	—	—	—	—	—
Balance, December 31, 2020	21,754,223	$220	$135,218	$(243,496)	$(2,094)	$(110,152)

The accompanying notes are an integral part of the consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of the Business and Going Concern

Nature of the Business

Teligent, Inc. and its subsidiaries (collectively the “Company”) is a generic pharmaceutical company. Teligent’s mission is to become a leader in the high-barrier generic pharmaceutical market. Under its own label, the Company markets and sells generic topical, branded generic, and generic injectable pharmaceutical products in the United States and Canada. In the United States, the Company currently markets 37 generic topical pharmaceutical products and two branded injectable pharmaceutical products. In Canada, the Company sells 31 generic and branded generic injectable products and medical devices. Generic pharmaceutical products are bioequivalent to their brand name counterparts. The Company also provides contract manufacturing services to the pharmaceutical, over the counter (“OTC”) and cosmetic markets. The Company operates its business under one segment. Its common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” The Company’s principal executive office, laboratories, and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. It has additional offices located in Iselin, New Jersey and Mississauga, Canada.

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

Teligent’s first priority is the health and safety of its employees while positioning its business to manage throughout this pandemic. The outbreak and any preventative or protective actions that Teligent, its customers, suppliers or other third parties with which it has business relationships, or governments may take in respect of the COVID-19 outbreak could disrupt its business and the business of its customers. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries in which the Company or the third parties with whom it engages operate. In addition, the COVID-19 outbreak could result in a severe economic downturn and has already significantly affected the financial markets of many countries. A severe or prolonged economic downturn or political disruption could result in a variety of risks to the Company's business, including its ability to raise capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain its suppliers or third party CMOs, possibly resulting in supply disruption, or cause its customers to delay purchases or payments for its products. The COVID-19 pandemic may also create delays in the review and approval of its regulatory submissions as well as its pending reinspection related to the Company's warning letter and pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility by the FDA. Given these uncertainties, the Company is unable to predict the overall impact that the COVID-19 pandemic will have on its business as of the date of this filing.

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

The Company's financial results and anticipated future results have been negatively impacted due to COVID-19. Under the provisions of ASC 360-10-55, the Company continues to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company performs the analysis by comparing the expected future cash flows of the assets to the carrying value of the related long-lived assets. The Company recorded impairment charges of $101.5 million for the year ended December 31, 2020 related to property, plant and equipment of $79.8 million (Note 4), product acquisition costs of $13.5 million, trademarks and technology of $8.1 million and in process research and development of $0.1 million (Note 9).

The Company's financial performance has been adversely impacted by the COVID-19 pandemic. In the first quarter of 2020, the Company initiated a company-wide cost reduction initiative targeted at eliminating discretionary spending and ensuring that remaining expenditures are reduced in line with the lower demand for its products in light of COVID-19 impact to the business. Effective on May 4, 2020, the Company's Executive Leadership Team and all employees with annual salaries exceeding $100,000 accepted a 20% and 15% eight-week reduction in pay, respectively. Over the same eight-week period, the Company furloughed a portion of employees at its Buena, NJ manufacturing facility. Effective on June 19, 2020, the Company initiated a reduction-in-force, terminating 53 employees and furloughing an additional 15 employees thus reducing the employee base at its Buena, NJ facility. Terminated employees were offered a severance package and the Company will pay both the employee and employer portion of health benefits for the employees that were furloughed. At December 31, 2020, the Company’s employee base after these actions and a company-wide effort to reduce recruitment is down 31% from the start of the year. The associated one-time employee severance costs totaled $0.3 million and are reflected primarily in cost of revenues and the product development and research expenses in the Company’s Consolidated Statement of Operations for the year ended December 31, 2020.

On May 15, 2020, the Company received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program (the "Government Grant Advance") and has been utilizing the advance to balance its employee-related actions previously taken with the business needs to ensure a significant portion of the loan will be forgiven. The Government Grant Advance matures in 2 years with accrued interest at an annual rate of 1.00%, being deferred for payments on amounts not forgiven at the later of (a) 10 months following the borrower's covered period, or (b) when the SBA remits any amounts forgiven to the lender. According to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, the Company recorded $3.4 million in other income on the Consolidated Statements of Operations for the year ended December 31, 2020.

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

In addition, the Company decided to shift its research and development operation being performed in its Tallinn, Estonia office to its US manufacturing site at Buena, New Jersey and subsequently to wind-down its Estonia operation. In September 2020, the Company entered into a letter of intent with its former Chief Executive Officer, a related party of the Company, to sell certain of Estonia's assets, primarily lab machinery, equipment and office furniture for a sales price of $125 thousand in cash. The transaction was closed on October 23, 2020.

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

Going Concern

ASU 205-40 – Presentation of Financial Statements – Going Concern requires management to evaluate an entity’s ability to continue as a going concern within one year after the date the financial statements are available for issuance. Specifically, management is required to evaluate whether the presence of adverse conditions or events, when considered individually and in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern. Substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are available for issuance. Management has identified the following adverse conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern:

•The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flows for the foreseeable future. These significant losses and negative cash flows intensified during the year ended December 31, 2020 due to the adverse impact on the Company from the COVID-19 pandemic. As a result, the Company had an accumulated deficit of $243.5 million, total principal amount of outstanding borrowings of $162 million, and limited capital resources to fund ongoing operations at December 31, 2020. These capital resources were comprised of cash and cash equivalents of $6.7 million at December 31, 2020 and the generation of cash inflows from working capital. The Company’s available capital resources will not be sufficient for it to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. In the event its capital resources are not sufficient, the Company will need to raise additional funds through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, the Company cannot provide any assurance that additional capital will be available on acceptable terms or at all. Moreover, if the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan or cease operations. Management has concluded this uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•As disclosed in Note 6 and Note 7, the Company is required to remain in compliance with certain financial and non-financial covenants prescribed by its Senior Credit Facilities with Ares. During the year ended December 31, 2020 and in early 2021, the Company amended its Senior Credit Facilities three times – on April 6, 2020, July 20, 2020, and January 27, 2021, to among other things, seek a waiver with respect to the Company’s lack of compliance with certain financial and non-financial covenants and amend the financial covenants. The most recent amendment on January 27, 2021 granted a waiver with respect to the Company’s lack of compliance with certain financial and non-financial covenants as of December 31, 2020, and amended, among other things, the financial covenants whereby the Company will now be required to remain in compliance with a minimum liquidity covenant of $1 million for the period from January 27, 2021 through February 15, 2021, and $3 million at all times thereafter through March 31, 2022. In addition, beginning on March 31, 2022 the Company will be required to remain in compliance with a Trailing Twelve Months “TTM” Consolidated Adjusted EBITDA financial covenant on a quarterly basis through December 31, 2022. While the Company was able to remain in compliance with these financial covenants through the date of issuance of the accompanying consolidated financial statements, based on the Company’s current operating forecast, management has concluded that the Company may be unable to remain in compliance with one or both of these financial covenants and/or certain of its non-financial covenants over the next twelve months. If the Company is unable to remain in compliance these covenants, or be granted a waiver, Ares will have the right, but not the obligation, to permanently reduce its commitment under the Secured Credit Facilities in whole or in part or declare all or any portion of the outstanding amounts under the Senior Credit Facilities as due and payable on demand. Furthermore, in the event that the outstanding amounts on the Senior Credit Facilities are declared due and payable on demand, the holders of the 2023 Series C Secured Convertible Notes and 2023 Series D Convertible Notes disclosed in Note 6 will also have the right, but not the obligation, to declare the outstanding amounts under such Notes as due and payable on demand. If the Company is unable to remain in compliance with its financial and non-financial covenants and, as a result, Ares and the holders of the Notes declare the outstanding amounts as due and payable on demand, the Company will need to raise additional capital to meet these obligations or seek other strategic alternatives, which may include pursuit of a merger or other transaction involving a change of control, restructure the outstanding debt, seek relief under the U.S. Bankruptcy Code, or cease operations. Management has concluded this uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•During the year ended December 31, 2020, the Company received several de-listing notices from The Nasdaq Market, the exchange in which the Company’s common stock is registered and traded on. The notices informed the Company, among other things, that the Company’s common stock traded below the $1.00 per share minimum required by the Nasdaq Market for a period of at least 30 consecutive days and/or the Company’s market capitalization fell below the $15 million minimum required by the Nasdaq Market for a period of at least 30 consecutive days. While the Company was able to regain compliance on February 19, 2021, The Nasdaq Market notified the Company again on April 9, 2021 that the Company’s common stock traded below the $1.00 per share minimum for a period of at least 30 consecutive days. In order to regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by October 6, 2021, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel. If the Company is unable to regain compliance with The Nasdaq Market, Ares will have the right, but not the obligation, to permanently reduce its commitment under the Secured Credit Facilities in whole or in part or declare all or any portion of the outstanding amounts under the Senior Credit Facilities as due and payable on demand. Furthermore, in the event the outstanding amounts on the Senior Credit Facilities are declared due and payable on demand, the holders of the 2023 Series C Secured Convertible Notes and 2023 Series D Convertible Notes shall also have the right, but not the obligation, to declare the outstanding amounts under such Notes as due and payable on demand. Management has concluded this uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.      Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the following entities: Igen, Inc., Teligent Pharma. Inc., Teligent Luxembourg S.à.r.l., Teligent OÜ and Teligent Canada Inc, in addition to the following inactive entities: Microburst Energy, Inc., Blood Cells, Inc. and Flavorsome, Ltd. All inter-company accounts and transactions have been eliminated. Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Reverse Stock Split

On May 28, 2020, the company effectuated a one-for-ten reverse stock split of its outstanding shares of common stock (the "Reverse Stock Split"). The Reverse Stock Split reduces the Company's shares of outstanding common stock and stock options. Fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole share. All share and per share data for all periods presented in the accompanying Consolidated Financial Statements and the related disclosures have been adjusted retroactively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

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

The Company has restricted cash, consisting of escrow accounts and letter of credits, which are included within other long-term assets on the Consolidated Balance Sheet. Pursuant to the New Credit Facilities agreement, proceeds from the 2023 Term Loan were deposited in a blocked bank account and restricted for use for the sole purpose of repurchasing the outstanding 2019 Notes. In the beginning of 2019, the Company used a total of $2.7 million of the restricted cash to repurchase a portion of the remaining 2019 Notes. The Company settled the remaining 2019 Notes upon its maturity in December 2019 (Note 6).

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total amounts in the Consolidated Statement of Cash Flows as follows (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$5,946	$15,508
Restricted cash	206	206
Restricted cash in other assets	560	468
Cash, cash equivalents and restricted cash in the statement of cash flows	$6,712	$16,182

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or net realizable value. The Company records an inventory reserve for losses associated with dated, expired, excess and obsolete items. This reserve is based on management’s current knowledge with respect to inventory levels, planned production, and extension capabilities of materials on hand. Management does not believe the Company’s inventory is subject to significant risk of obsolescence in the near term.

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is provided for under the straight-line method over the assets’ estimated useful lives as follows:

Descriptions	Useful Lives

Buildings and improvements	10-40 years
Machinery and equipment	5-15 years
Computer hardware and software	3-5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over the shorter of the estimated useful life or remaining lease term. Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. Construction in progress ("CIP") costs are depreciated based on their respective asset class when they are put into service. When assets are retired or disposed, the historical cost and accumulated depreciation thereon are removed with any gains or losses included in operating results.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows of assets to the carrying value of the long-lived assets and related identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the assets and their estimated fair value, with fair values being determined using projected discounted cash flows at the lowest level of cash flows identifiable in relation to the assets being reviewed. The Company recorded impairment charges of $101.5 million for the year ended December 31, 2020 related to property, plant and equipment of $79.8 million, product acquisition costs of $13.5 million, trademarks and technology of $8.1 million and in process research and development of $0.1 million.
Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization of definite-lived intangible assets are computed on a straight-line basis over the assets’ estimated useful life, generally for periods ranging from 10 to 15 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Indefinite-lived intangible assets are not amortized, but instead are tested at least annually for impairment. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. An impairment is recognized in the amount, if any, by which the carrying amount of such assets exceeds its respective fair value and would be recorded in selling, general and administrative expense on the Consolidated Statements of Operations. The Company recorded impairment charges of $21.7 million related to product acquisition costs of $13.5 million, trademark and technology of $8.1 million and IPR&D of $0.1 million for the year ended December 31, 2020.

 In-Process Research and Development

Amounts allocated to in-process research and development (“IPR&D”) in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets subject to annual impairment testing. As products in development are approved for sale, the associate balance will be allocated to product rights and amortized over their estimated useful lives. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. The IPR&D are solely those assets acquired in the 2015 business combination of Alveda. The Company recorded impairment charges of $0.1 million related to IPR&D for the year ended December 31, 2020.

Product Acquisition Costs

Product acquisition costs represent ANDAs and NDAs acquired in asset acquisitions, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company expects to amortize these costs over a 10-year useful life commencing when the product is sold. At December 31, 2020, product acquisition costs included assets acquired from AstraZeneca. The Company recorded impairment charges of $13.5 million related to product acquisition costs for the year ended December 31, 2020.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Goodwill is tested for impairment on an annual basis on October 1 of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company early adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment” in the fourth quarter of 2019. This amendment eliminates Step Two of the goodwill impairment test. Under the amendments in this update, an entity has the option to perform a qualitative assessment to determine if the quantitative impairment test is required. If the quantitative impairment test is required, the Company would perform the annual goodwill impairment test by comparing the carrying value of its reporting unit to its fair value. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value would be recorded.

The carrying value of goodwill at December 31, 2020 was $0.5 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results were not consistent with our estimates or assumptions, we could be exposed to an impairment charge.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at December 31, 2020 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of December 31, 2020, the fair value and the respective net carrying value of the outstanding Convertible Notes are as follows (in thousands):

	Fair Value	Net Carrying Value
2023 Series C Convertible Notes	$30,148	$31,922
2023 Series D Convertible Notes	1,459	5,796

Debt Issuance Costs

Expenses related to debt financing activities are capitalized and amortized on an effective interest method, over the term of the loan and are netted against the carrying value of the financial liability. Amortization of debt issuance costs are recorded as interest expense on the Consolidated Statement of Operations.

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

Research and Development Income

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

Accounts receivable are presented net of SRA balances of $28.9 million and $30.5 million at December 31, 2020 and 2019, respectively. The allowance for doubtful accounts was $2.4 million and $2.2 million at December 31, 2020 and 2019, respectively. These balances are primarily related to one specific customer in the amount of $1.7 million.
Additionally, the Company markets and distributes zero products under its own label in the U.S., where in accordance with an agreement entered into in December of 2011, the Company is required to pay a royalty calculated based on net sales to one of its pharmaceutical partners. The royalty is calculated based on contracted terms of 40% of net sales for the zero products, which is to be paid quarterly to its partner. Accounts payable and accrued expenses include $0.3 million and $0.4 million at December 31, 2020 and 2019, respectively, related to these royalties. Royalty expense of $0.7 million and $1.4 million was included in cost of goods sold for the years ended December 31, 2020 and 2019 respectively. Significant estimates are required to arrive at the respective net product sales for wholesaler chargebacks, Medicaid and Medicare rebates, allowances and other pricing and promotional programs.

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

Major customers of the Company are defined as those constituting greater than 10% of our total revenue. In 2020, we had sales to three customers which individually accounted for more than 10% of our total revenue. These customers had sales of $11.5 million, $5.2 million and $4.5 million respectively, which represented 47% of total revenues in the aggregate. Accounts receivable related to these major customers comprised 48%, 19% and 8% respectively, and represented 75% of all accounts receivable as of December 31, 2020. In 2019, we had sales to two customers which individually accounted for more than 10% of our total revenue. These customers had sales of $17.6 million and $9.6 million, respectively, and represented 41% of total revenues in the aggregate. Accounts receivable related to these major customers comprised of 25%, and 22%, respectively, and represented 31% of all accounts receivable as of December 31, 2019.

Diflorasone Diacetate Ointment USP 0.05% accounted for 15% of the Company's total revenues in 2019. There was no product which individually accounted for more than 10% of the total revenues in 2020.

For the year ended December 31, 2020, domestic net revenues were $34.5 million and foreign net revenues were $10.8 million. As of December 31, 2020, domestic assets were $139.9 million and foreign assets were $41.2 million. For the year ended December 31, 2019, domestic net revenues were $48.4 million and foreign net revenues were $17.5 million. As of December 31, 2019, domestic assets were $154.3 million and foreign assets were $52.6 million.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to wholesaler and distributor customers and national retail chain customers, based upon credit evaluations, in the normal course of business, primarily with 60 to 90-day terms. The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the generic prescription pharmaceutical business. Typically, the aggregate gross-to-net adjustments related to these customers can exceed 70% of the gross sales through this distribution channel. Certain of these accruals and allowances are recorded in the Consolidated Balance Sheet as current liabilities and others are recorded as a reduction to accounts receivable.

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

Foreign Currency Translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation account, which is included in accumulated other comprehensive income (loss) (AOCI) and reflected as a separate component of stockholders' equity (deficit). For those subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes included in Other Expense.

Foreign exchange gain of $5.0 million was recorded for the year ended December 31, 2020, primarily related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries. These loans are to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, the Company will continue to record a non-cash gain or loss on translation for the remainder of the term of these loans. Due to the nature of this transaction, there is no economic benefit to the Company to hedge these transactions.

Accounting for Environmental Costs

Accruals for environmental remediation are recorded when it is probable a liability has been incurred and costs are reasonably estimable. The estimated liabilities are recorded at undiscounted amounts. Environmental insurance recoveries are included in the Consolidated Statement of Operations in the year in which the issue is resolved through settlement or other appropriate legal process.

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

The Company complies with the provisions of ASC 740-10-25 that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with ASC 740-10, “Accounting for Income Taxes,” and prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of the date of adoption. The Company records interest and penalties relating to uncertain tax positions as a component of income before income taxes.

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

Shipping and Handling Costs

Costs related to shipping and handling are comprised of outbound freight and the associated labor. These costs are recorded in costs of sales. For the years ended December 31, 2020 and 2019, the costs relating to shipping and handling totaled $1.6 million and $1.8 million, respectively.

Loss per Common Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. Due to the net loss for the years ended December 31, 2020 and 2019, the effect of the Company’s potential dilutive common stock equivalents was anti-dilutive; as a result, the basic and diluted weighted average number of common shares outstanding and net loss per common share are the same. As of December 31, 2020 and 2019, the shares of common stock issuable in connection with stock options and warrants have been excluded from the diluted loss per share, as their effect would have been anti-dilutive.

For the years ended December 31, 2020 and 2019
(in thousands except shares and per share data)

	2020	2019
Basic loss per share computation:
Net loss attributable to common stockholders —basic and diluted	$(122,022)	$(25,124)
Weighted average common shares —basic and diluted	8,319,388	5,383,914
Basic and diluted loss per share	$(14.67)	$(4.67)

Adoption of Other Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). The update provides optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted this guidance in the second quarter of 2020. The adoption of this guidance had no impact on the Company's Consolidated Financial Statements or the related disclosures.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): “Clarifying the Interaction between Topic 808 and Topic 606”. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer. The Company early adopted this amendment in the fourth quarter of 2019. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements and the related disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which is intended to simplify the accounting for income taxes. ASU 2019-12 includes changes in various subtopics of accounting for income taxes including, but not limited to, accounting for “hybrid” tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to an incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted, including the interim periods within those years. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.

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

3.      Inventories

Inventories are valued at the lower of cost or net realizable value and using the first-in-first-out method. Inventories as of December 31, 2020 and 2019 consisted of (in thousands):

	2020	2019
Raw materials	$13,487	$14,117
Work in progress	386	133
Finished goods	21,525	10,989
Inventories reserve	(12,002)	(2,208)
Inventories, net	$23,396	$23,031

During 2020, there was a significant increase in Inventories reserve due to a combination of lower sales resulting from lower demand due to COVID-19 and quality issues related to the FDA Warning Letter.

4.      Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31, 2020 and 2019, consisted of (in thousands):

	2020	2019
Land	$257	$401
Building and improvements	11,660	58,959
Machinery and equipment	1,625	14,897
Computer hardware and software	300	4,771
Furniture and fixtures	74	705
Construction in progress	2,302	30,759
	16,218	110,492
Less accumulated depreciation and amortization	(87)	(14,143)
Property, plant and equipment, net	$16,131	$96,349

The Company recorded depreciation expense of $3.8 million and $3.7 million in 2020 and 2019, respectively. The Company recorded an impairment charge of $79.8 million against its Property, Plant and Equipment at December 31, 2020 due to projected future undiscounted cash flows associated with the assets were determined to be unrecoverable.

The Company received the certificate of completion of its building in the fourth quarter of 2018. During the year ended December 31, 2020 and 2019, there were $0.6 million and $1.2 million respectively, of payroll costs capitalized as construction in progress.

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

The Company has operating and finance leases for its corporate, manufacturing and international facilities as well as certain equipment. The Company's leases have remaining terms of less than 1 year to up to ten years, including available options to extend some of its lease terms for up to 5 years. One of its lease agreements has an early termination option within one year. As the interest rates implicit in our leases are typically not readily determinable, the Company has elected to utilize an incremental borrowing rate as the discount rate, determined based on the expected term of the lease, the Company’s credit risk and existing borrowings.

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

The discount rates utilized ranged from 4.86% to 8.60% and were utilized to determine the present value of the lease liabilities.

The components of lease expense were as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost	$623	$635
Finance lease cost:
Amortization of right-of-use assets	$14	$14
Interest on lease liabilities	$5	$6
Total finance lease cost	$19	$20

Right-of-use assets obtained in exchange for new operating lease liabilities were zero and $1.0 million during the year ended December 31, 2020 and December 31, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million during the years ended December 31, 2020 and December 31, 2019, Cash paid for amounts included in the measurement of finance lease liabilities during the years ended December 31, 2020 and December 31, 2019 was not material.

Supplemental balance sheet information related to leases were as follows:

	December 31, 2020	December 31, 2019
Operating Leases
Other assets	$2,001	$2,453
Other current liabilities	422	434
Other long-term liabilities	1,761	2,199
Total operating lease liabilities	2,183	2,633

Finance Leases
Property, plant, and equipment	81	81
Accumulated depreciation	(25)	(12)
Property, plant, and equipment, net	56	69

Other current liabilities	14	12
Other long-term liabilities	43	57
Total finance lease liabilities	$57	$69

The weighted average remaining lease terms for operating and financing leases are 6 years and 3.7 years and 6.3 years and 4.7 years for the year ended December 31, 2020 and December 31, 2019, respectively. The weighted average discount rates for operating and finance leases are 8.4% and 8.0%, and 8.2% and 8.0% for the year ended December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020 maturities of lease liabilities were as follows:

	Operating	Financing
Year Ending December 31,	Leases	Leases
2021	$587	$18
2022	551	18
2023	550	18
2024	237	12
2025	209	—
Thereafter	640	—
Total lease payments	2,774	66
Less imputed interest	591	9
Total	$2,183	$57

6. Debt

Convertible Notes

2019 Notes

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

On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes that effected the exchange, in aggregate, of $75.1 million of the 2019 Notes for $75.1 million of the Convertible 4.75% Senior Notes due 2023 (the Series A Notes”).

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

Series A Notes

On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the 2019 Notes that effected the exchange, in aggregate, of $75.1 million of the 2019 Notes for $75.1 million of the Convertible 4.75% Senior Notes due 2023 (the "Series A Notes"). The Series A Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. At the option of the holders, the Series A Notes were convertible into shares of the Company’s common stock, cash or a combination thereof. The initial conversion rate was $44.50 per share, subject to certain adjustments, related to either the Company's stock price volatility, or the Company's declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders are entitled to receive additional shares of common stock under a make-whole provision in some circumstances. The Company incurred debt issuance costs of $1.6 million upon issuance of the Series A Notes.

In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, the Company allocated the principal amount of the Series A Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Series A Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Series A Notes over the carrying amount of the liability component was recorded as a debt discount of $19.0 million, and is being amortized to interest expense using the effective interest method through the maturity date. The Company allocated the total amount of debt issuance costs incurred to the liability and equity components using the same proportions as the proceeds from the Series A Notes. The debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the Series A Notes and are being amortized to interest expense using the effective interest method through the maturity date. Transaction costs attributable to the equity component were netted with the equity component of the Series A Notes in additional paid-in capital. The effective interest rate of the Series A Notes, inclusive of the debt discount and issuance costs, is 11.9%.

The exchange of $75.1 million of the 2019 Notes for the Series A Notes is considered a debt extinguishment under ASC 470-50. The 2019 Notes are accounted for under cash conversion guidance ASC 470-20, which required the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component upon derecognition. In accordance with the aforementioned guidance, the Company allocated a portion of the $75.1 million to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $2.5 million extinguishment loss in the Consolidated Statement of Operations to measure the difference between (i) the fair value of the liability component and (ii) the net carrying amount of the liability component (which is already net of any unamortized debt issuance costs). In addition, the Company recorded a $7.6 million reduction of Additional Paid in Capital in connection with the extinguishment of $75.1 million of the 2019 Notes.

Following the issuance of the Series D Notes described below, all outstanding debt with respect to the Series A Notes had been extinguished through exchange of Series C Notes and Series D Notes (see below).

Series B Notes

On October 31, 2019, the Company closed its offering of the 2023 Series B Convertible Notes in the aggregate principal amount of $34.4 million (the Series B Notes”). The Series B Notes were scheduled to mature in May 2023 and were convertible at the option of the holder at any time prior to their maturity. The initial conversion price was $7.20 per share, subject to adjustment under certain circumstances.

As part of the offering, the Company entered into agreements with certain holders of its existing Series A Notes to exchange $9.0 million of the Series A Notes for $5.1 million of the Series B Notes. The gross cash proceeds of approximately $29.3 million from the financing were used to extinguish the Company’s existing 2019 Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. The net proceeds from the financing were $26.9 million after deducting a total of $2.3 million of the initial purchasers’ discounts and professional fees associated with the transaction. The Series B Notes bear interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also has an option, and has agreed with its senior lender, to PIK the interest at 8.00% per annum, to defer cash payments. The Company has elected the paid-in-kind interest option and increased the principal balance of the Series B Notes by $2.0 million during the year ended December 31, 2020.

Under ASC 470-60, Troubled Debt Restructurings by Debtors, the exchange of the $9.0 million of the Series A Notes for the $5.1 million of the Series B Notes represents a troubled debt restructuring ("TDR"). The TDR did not result in a gain recognition. As a result, a new effective interest rate was established based on the $7.2 million carrying value of the original debt, net of the $2.0 million fair value of the embedded derivative liability related to the new debt issued in the TDR and $0.2 million issuance costs, getting accreted to $6.8 million representing the total amount of the future undiscounted cash flows related to the $5.1 million of the Series B Notes.

In accordance with ASC 815-15, Derivatives and hedging, Embedded Derivatives, the embedded conversion option should be bifurcated and separately accounted for as a derivative instrument, because the Company did not have enough authorized shares available to share-settle the conversion option. Such derivative instruments was initially and subsequently measured at fair value, with changes in fair value recognized in earnings (Note 7). The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million above accounted for in the TDR, which was subsequently remeasured to $2.8 million as of March 31, 2020, with $4.0 million recognized as a gain on change in fair value of the derivative in the Company's Consolidated Statement of Operations mainly due to a share price decline during the first quarter of 2020. On May 28, 2020, the Company effectuated a one-for-ten reverse stock split on its outstanding shares of common stock (Note 2), which allows the Company to have sufficient authorized shares to share-settle the embedded convertible option. The derivative liability had a fair value of $6.3 million as of the reverse stock split date, with a $3.5 million mark-to-market loss recognized in the Consolidated

Statement of Operations in the second quarter of 2020. Also, on the reverse stock split date, the $6.3 million of the fair value of the derivative liability was reclassed to the stockholder's equity without further subsequent remeasurement required.

The $0.9 million of allocated issuance costs associated with the bifurcated conversion features embedded in the notes was recognized as a loss on debt restructuring in the Company’s consolidated statement of operations for the year ended December 31, 2019. In accordance with ASC 470-20, the initial carrying amount of the liability component of the Series B Notes, excluding the $5.1 million portion above is accounted for as a TDR, upon issuance is the residual amount between total proceeds from the transaction and the derivative liability net of allocated issuance costs. The $1.4 million debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the Series B Notes and are being amortized to interest expense using the effective interest method through the maturity date. The discount from the par amount of the Series B Notes will be accreted to par utilizing the effective-interest rate method over the term of the Notes from the issuance date through May 2023. The effective interest rate of the Series B Notes, inclusive of the debt discount and issuance costs is 27.4%.

Following the issuance of the Series D Notes described below, all outstanding debt with respect to the Series B Notes had been extinguished through exchange of Series C Notes and Series D Notes (see below).

Series C Notes

On July 20, 2020, the Company completed the sale and issuance of $13.8 million aggregate principal amount of Series C Notes. After taking into account an original issue discount and other fees payable to the Purchasers, the Company received net cash proceeds of approximately $10.0 million, which the Company is using for general corporate purposes.

The Company also issued approximately $32.3 million in aggregate principal amount of Series C Notes in exchange for approximately $35.9 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding Series B Notes, giving effect to a 10.0% discount on the principal amount of the Series B Notes exchanged. In addition, the Company issued approximately $3.7 million in aggregate principal amount of Series C Notes in exchange for approximately $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding Series A Notes, giving effect to a 55.0% discount on the principal amount of the Series A Notes exchanged.

Interest on the Series C Notes accrues at the rate of 9.5% per annum and is payable in kind and capitalized with principal semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The Series C Notes will mature on March 30, 2023, unless earlier converted or repurchased and are subordinate to the indebtedness under the Senior Credit Facilities. The Company has elected the paid-in-kind interest option and increased the principal balance of the Series C Notes by $0.5 million in the year ended December 31, 2020. The Company agreed to use its commercially reasonable best efforts to obtain the approval of its stockholders that is required under applicable Nasdaq rules and regulations to permit holders of the Series C Notes to beneficially own shares of common stock without being subject to the Nasdaq Change of Control Cap. In the event that the Company did not obtain such stockholder approval at an annual or special meeting of its stockholders on or before October 31, 2020, holders of a majority in aggregate principal amount of outstanding Series C Notes could elect to increase the interest rate payable on the Series C Notes to 18.0% per annum until such stockholder approval is obtained, which would continue to be paid in kind in the form of additional principal with respect to any applicable period in which the increased interest rate remains in effect. Pursuant to a notice dated November 2, 2020, the holders of a majority in principal amount of the outstanding Series C Notes elected to increase the interest rate payable on the Series C Notes from 9.5% to 18.0%. The Company convened and adjourned a special meeting of stockholders on October 22, 2020, and further adjourned such special meeting on November 11, 2020 and November 25, 2020, due to a lack of quorum. The special meeting of stockholders was held on December 16, 2020, pursuant to which the stockholders of the Company approved the holders of the Series C Notes beneficially owning shares of common stock without being subject to the Nasdaq Change of Control Cap. As a result of the approval, the interest rate payable on the Series C Notes was decreased to 9.5%.

The Series C Notes are convertible at an initial conversion price per share of common stock equal to $2.78. The Series C holders are entitled to convert principal and accrued, unpaid interest on the Series C Notes into, at the Company’s election, cash, shares of the Company’s common stock, or a combination thereof, subject to certain limitations and adjustments under certain circumstances. The initial conversion price represents a conversion premium of 20.0% to the average daily volume weighted average price of the Company's common stock for the ten consecutive trading day period ended and including July 17, 2020. The Series C Notes are not redeemable by the Company, but the Company has the right to force conversion of the Series C Notes if the Company’s per-share stock price exceeds the conversion price of the Series C Notes by 100% for a period of time after January 1, 2022, by 75.0% or a period of time after July 1, 2022, and by 50.0% for a period of time after January 1, 2023.

In connection with the issuance of the Series C Notes, the Company and certain of the Company’s material U.S. subsidiaries (the “Guaranteeing U.S. Subsidiaries”) granted a third lien security interest in substantially all of their respective assets. Teligent Canada Inc., a subsidiary of the Company organized under the laws of the Province of British Columbia (“Teligent Canada”), also granted a third lien security interest in substantially all of its assets. The security interests granted by the Company, the Guaranteeing U.S. Subsidiaries and Teligent Canada are subordinate to the security interests granted to the agents under the Senior Credit Facilities.

The Series C Notes provide for customary events of default. In the case of certain events of default, either the trustee or noteholders holding no less than 25% of the aggregate principal amount outstanding under the Series C Notes may declare all of the outstanding principal amount of the Series C Notes and accrued and unpaid interest, if any, to be immediately due and payable. Upon certain events of bankruptcy, insolvency, or reorganization of the Company or certain of its subsidiaries, the outstanding principal amount of the Series C Notes and accrued and unpaid interest, if any, will become automatically immediately due and payable.

The exchange of $35.9 million in aggregate principal amount, plus accrued but unpaid interest of the Company's outstanding 7.0% Series B Notes and $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company's outstanding Series A Notes was considered a debt extinguishment under ASC 470-50. The Series A Notes and Series B Notes were accounted for under cash conversion guidance in ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component. In accordance with the aforementioned guidance, the Company allocated $19.3 million of Series A Notes and $0.5 million of Series B Notes to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $11.8 million extinguishment gain in the gain/(loss) on debt restructuring line on the Consolidated Statement of Operations. The extinguishment gain was measured as the difference between (i) the fair value of the liability component immediately before derecognition and (ii) the net carrying amount of the liability component (which is already net of any unamortized debt issuance costs). The Company recorded a $16.2 million reduction of Additional Paid in Capital in connection with the extinguishment of Series A and Series B Notes. In addition, the Company paid $1.8 million in lender fees and $2.2 million in third party fees of which $1.2 million are included in the gain on debt restructuring line of the Consolidated Statement of Operations and $1.0 million attributable to the equity component is recorded in APIC.

In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, the Company allocated the principal amount of the Series C Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Series C Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Series C notes over the carrying amount of the liability component (inclusive of the put feature, see Note 7) was recorded as a debt discount of $14.6 million, and is being amortized to interest expense using the effective interest method through the maturity date.

Series D Notes

On September 22, 2020, the Company completed the issuance of approximately $27.5 million aggregate principal amount of Series D Notes in exchange for approximately $59.0 million in aggregate principal amount, plus accrued but unpaid interest, of Series A Notes, giving effect to a 53.4% discount on the principal amount of the Series A Notes exchanged. The Company also issued approximately $0.4 million aggregate principal amount of the Series D Notes in exchange for approximately $0.5 million in aggregate principal amount, plus accrued but unpaid interest, of the Company’s outstanding Series B Notes, giving effect to a 31.9% discount on the principal amount of the Series B Notes exchanged.

Following the issuance of the Series D Notes, all amounts owing with respect to the Series A Notes and Series B Notes had been paid and the related indentures and the Company’s obligations thereunder were satisfied and discharged.

Holders of the Series D Notes are entitled to convert principal and accrued, unpaid interest on the Series D Notes into, at the Company’s election, cash, shares of the Company’s common stock, or a combination thereof, subject to certain limitations, at an initial conversion price per share of common stock equal to $1.50, subject to adjustment under certain circumstances. Since the original issuance of the Series D Notes on September 22, 2020 and continuing through December 31, 2020, the holders thereof have converted $24.5 million principal amount of Series D Notes into a total of 16.4 million shares of common stock. The Series D Notes are not redeemable by the Company.

The indenture relating to the Series D Notes provides for customary events of default. In the case of certain events of default, either the trustee or noteholders holding more than 25% of the aggregate principal amount outstanding under the Series D Notes may declare all of the outstanding principal amount of the Series D Notes and accrued and unpaid interest, if any, to be immediately due and payable. Upon certain events of bankruptcy, insolvency, or reorganization of the Company or certain of its subsidiaries, the outstanding principal amount of the Series D Notes and accrued and unpaid interest, if any, will become automatically and immediately due and payable.

The exchange of the $59.0 million of the Series A Notes and $0.5 million of Series B Notes for $27.9 million of aggregate principal amount of Series D Notes represented a TDR. In accordance with ASC 470-60, as the exchange transaction involved only a modification of terms and did not involve a transfer of assets or grant of an equity interest, the Company accounted for the exchange transaction prospectively from the time of the restructuring and accordingly recorded the Series D Notes at the carrying amount of the Series A Notes and Series B Notes. Furthermore, as the maximum total undiscounted future cash payments equal or exceed the carrying amount of the Series D Notes, no gain was recognized related to the exchange transaction. The Company recorded the Series D Notes in the amount of $50.1 million which equals the sum of the Series A and Series B Notes carrying amounts as of the Series D Notes issuance date. The $0.6 million of Series D Notes issuance costs were expensed in the third quarter of 2020 and reported in the gain/(loss) on debt restructuring line in the Consolidated Statement of Operations.

Subsequent to issuance of the Series D Notes, the holders have started to convert the notes into common stock of the Company. As the conversion features under the Series D Notes are much more beneficial than the conversion terms of the Series A Notes and Series B Notes as discussed above, the Company deemed it appropriate to analogize to the induced conversion guidance associated with instruments subject to cash conversion guidance. In accordance with this guidance, upon each conversion of the Series D Notes, the Company will recognize an inducement loss equal to the excess of the fair value of the consideration transferred over the fair value of the consideration that would have been issuable under the original conversion terms. The Company will then determine the extinguishment gain/loss by allocating the fair value of consideration issuable under the original terms between (1) the extinguishment of the liability component and (2) the reacquisition of the original instrument’s equity component in accordance with ASC 470-20. The fair value of the liability component will be allocated to the liability component and compared with the net carrying amount of the liability component in the determination of a gain or loss upon debt extinguishment. Any remaining amount of the fair value of consideration issuable under the original terms will be allocated to the equity component. During the year ended December 31, 2020, $24.5 million, of Series D Notes were converted into the Company’s common stock at 666.6667 conversion rate per $1,000 principal amount of Series D Notes. As a result, the Company recognized an inducement loss of $9.2 million and an extinguishment gain of $42.7 million. In connection with the accounting for these conversion transactions, no amount was allocated to the equity component as the fair value of the liability component exceeded the fair value of the consideration issuable under the original terms.

Senior Credit Facilities

On December 13, 2018, the Company entered into: (i) a First Lien Revolving Credit Agreement, by and among the Company, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “First Lien Agent”) (as amended on October 31, 2019, the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among us, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Agent”) (as amended on February 8, 2019, June 29, 2019 and October 31, 2019, the “Second Lien Credit Agreement” and, together with the First Credit Agreement, the “Senior Credit Facilities”). The Senior Credit Facilities consist of a first lien asset based revolving credit facility of up to $25.0 million ("Revolver") and an aggregate of $80.0 million in original principal amount of second lien term loans consisting of a $50.0 million initial term loan and a $30.0 million delayed draw term loan A (collectively, the “Term Loans”). The Senior Credit Facilities also included a $15.0 million delayed draw term loan B commitment, which remained undrawn and expired on October 31, 2019. As of December 31, 2020, $25.0 million was drawn under the Revolver and $102.9 million of Term Loans were outstanding. The Revolver was fully drawn in 2019. The Company extended commitments related to undrawn amounts of the Delayed Draw Term Loan A from June 30, 2019 to December 13, 2019, pursuant to an amendment the Company entered with the Second Lien Agent on July 18, 2019. The extended Delayed Draw Term Loan A was subsequently drawn down by the Company in December 2019. Drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Term Loans mature on the earliest to occur of June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the Series A Notes and (y) the Series B Notes. The Revolver matures on the earliest to occur of June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the Series A Notes and (y) the Series B Notes. The Company’s ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of the Company’s assets. All of the Company’s debt is subordinated to the Senior Credit Facilities. The liens securing the Term Loans are subordinate to the liens securing the Revolver. The Senior Credit Facilities had customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA which were superseded by the amendments noted below. The financial covenants consisted of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

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

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $14.4 million and $22.9 million for the year and since inception through the period ended December 31, 2020, respectively.

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

The associated increase in interest rates were effective as of the Amendment Closing Date. The Revolver bears interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.5% or a rate based on the prime rate plus a margin of 4.5%, with a LIBOR floor of 1.5%. The Term Loans bear interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13% or a rate based on the prime rate plus a margin of 12%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind.

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

The Company was in compliance with its financial covenants as of December 31, 2020. If the Company fails to comply with its trailing twelve months revenue covenant, an event of default under the Credit Agreement would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions) may be accelerated. As such, as of June 30, 2020, the Company recorded a $5.6 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities. The Company reversed the event of default liability in the third quarter of 2020 based on the Series C Notes offering which terminates the previous revenue covenant under the Senior Credit Facilities, according to which the Company recognized a $5.6 million gain in change in the fair value of the derivative liability line on the Consolidated Statement of Operations for the year ended December 31, 2020 (Note 7).

After the modification, the effective interest rates, inclusive of the debt discounts and issuance costs for the Initial Term Loan and Delayed Draw Term Loan A were between 16.6% and 17.7% and for the various borrowing tranches of the Revolver, were between 9.6% and 10.9%.

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of December 31, 2020, all 538,995 Warrants remain outstanding (Note 7).

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

On July 20, 2020, the Company entered into (i) a Consent and Amendment No. 3 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), and (ii) a Consent and Amendment No. 5 to Second Lien Credit Agreement (the “Second Lien Amendment”). The First Lien Amendment amends the First Lien Credit Agreement to, among other things, (i) permit the issuance of the Series C Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants and (iv) modify certain financial covenants. The Second Lien Amendment amends the Second Lien Credit Agreement to, among other things, (i) permit the issuance of the Series C Notes and the other transactions contemplated by the Indenture, (ii) modify the terms of certain mandatory prepayments, (iii) modify certain negative covenants, (iv) modify certain financial covenants and (v) extend the time period in which the Company may elect to pay interest in kind.

In connection with the transactions contemplated by the Second Lien Amendment, on July 20, 2020, the Company issued to the lenders party to the Second Lien Credit Agreement certain Warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for up to, in the aggregate, 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants are immediately exercisable upon issuance and will remain exercisable, in whole or in part, for a period of five years from the original issuance date. The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction. Fair Value of the Warrants of $0.3 million was recorded as a debt discount with credit to additional paid in capital. As the Warrants are classified in equity, they are not subject to subsequent remeasurement. As of December 31, 2020, all 134,667 Warrants remain outstanding (Note 9).

The terms and assumptions used to determine the fair value of the Warrants were as follows:

Measurement Date	July 20. 2020
Stock Price	$2.45
Expected Life in Years	5.00
Annualized Volatility	79.5%
Discount Rate - Bond Equivalent Yield	0.3%

At December 31, 2020 and December 31, 2019, the net carrying amount of the debt and the remaining unamortized debt discounts and debt issuance costs were as follows (in thousands):

	December 31, 2020	December 31, 2019
Face amount of the 2023 Notes (due May 2023)	$—	$66,090
Face amount of the Series B Notes (due May 2023)	—	34,405
Face amount of the Series C Notes (due March 2023)	50,323	—
Face amount of the Series D Notes (due May 2023)	3,352	—
Face amount of the Revolver Credit Facility (due December 2022)	25,000	25,000
Face amount of the 2023 Loan (due February 2023)	102,905	88,464
Total carrying value	181,580	213,959
Less unamortized discounts and debt issuance costs	(21,778)	(27,589)
Deferred gain of the Series D Notes (due May 2023)	2,444	—
Total net carrying value	$162,246	$186,370

Debt Maturities Schedule

Aggregate maturities of the Company’s debt are presented below (in thousands):

Year Ending December 31,
2022	$25,000
2023	156,580
Total	$181,580

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

The Company has not entered into hedging activities to date. The Company's derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities was remeasured from $5.3 million at March 31, 2020 to $5.6 million at June 30, 2020. The Company reversed the event of default liability in the third quarter of 2020 based on the Series C offering which terminated the previous revenue covenant under the Senior Credit Facilities.

The Company accounted for the put features associated with the Series C Notes as a derivative under ASC 815, which was valued at $5.5 million initially and subsequently remeasured at $7.5 million as of December 31, 2020 with a change of $0.8 million and $2.0 million loss recorded in the fair value of the derivative liability line on the Consolidated Statement of Operations for the three months and year ended December 31, 2020.

The Company's derivative liability at March 31, 2020 included the embedded convertible option of its Series B Notes issued on October 31, 2019. The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million accounted for in the TDR, which was subsequently remeasured to $2.8 million as of March 31, 2020, with a $4.0 million recognized as a gain on the change in fair value of the derivative in the Company's consolidated statement of operations mainly due to a share price decline during the first quarter of 2020 (Note 6). On May 28, 2020, the Company effectuated a one-for-ten Reverse Stock Split on its outstanding shares of common stock (Note 2), which allows the Company to have sufficient authorized shares to share-settle the embedded convertible option. The derivative liability had a fair value of $$6.3 million as of the reverse stock split date, with a $3.5 million mark-to-market loss recognized on the Consolidated Statement of Operations for the year ended December 31, 2020. On the reverse stock split date, the $6.3 million of the fair value of the derivative liability was reclassed to stockholder's equity without subsequent remeasurement required.

The terms and assumptions used in connection with the valuation of the convertible option of the Series B Notes are as follows:

	12/31/2019	03/31/2020	05/28/2020
Issuance date	10/31/2019	10/31/2019	10/31/2019
Maturity date	5/1/2023	5/1/2023	5/1/2023
Term (years)	3.33	3.08	2.92
Principal	$34,405	$34,405	$34,405

Seniority	Senior unsecured	Senior unsecured	Senior unsecured
Conversion price	$7.20	$7.20	$7.20

Stock price	$4.30	$2.80	$4.03
Risk free rate	1.6%	0.3%	0.2%

Volatility	47.3%	55.0%	62.5%

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were then remeasured to fair value of $2.2 million up to the reverse stock split date and reclassified as equity with no further remeasurement required. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. As of December 31, 2020, all 538,995 Warrants remain outstanding (Note 6).

The terms and assumptions used to determine the fair value of the Warrants were as follows:

Measurement date	4/6/2020	5/28/2020
Stock Price	2.70	4.03
Expected Life in Years	5.00	4.86
Annualized Volatility	77.6%	79.0%
Discount Rate- Bond Equivalent Yield	0.4%	0.3%

The following table sets forth the Company’s derivative liabilities as presented on the Consolidated Balance Sheet that were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2019 and December 31, 2020, respectively.

	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Derivative liabilities related to Series B Convertible Notes	—	—	6,776	6,776	—	—	—	—
Derivative liabilities related to the Series C Convertible Notes	—	—		—	—	—	7,507	7,507
Derivative liabilities related to Warrants	—	—	—	—	—	—	—	—
Derivative liabilities	$—	$—	$6,776	$6,776	$—	$—	$7,507	$7,507

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2020. Any unrealized gains or losses on the derivative liabilities were recorded in the change in derivative liability line on the Company’s Consolidated Statement of Operations.

Descriptions	Balance as of 12/31/2019	(Gain) or loss recognized in earnings from Change in Fair Value	Balance as of 3/31/2020	Initial Measurement	(Gain) or loss recognized in earnings from Change in Fair Value	Reclassification to stockholder's equity	Balance as of 6/30/2020	Initial Measurement	(Gain) or loss recognized in earnings from Change in Fair Value	Balance as of 9/30/2020	(Gain) or loss recognized in earnings from Change in Fair Value	Balance as of 12/31/2020
Fair value of convertible feature of Series B Convertible Notes	$6,776	$(3,995)	$2,781	$—	$3,513	$(6,294)	$—	$—	$—	$—	$—	$—
Fair value of the derivative liabilities related to the Senior Credit Facilities	—	5,253	5,253	—	318	—	5,571	—	(5,571)	—	—	—
Fair value of convertible feature of Series C Convertible Notes	—	—	—	—	—	—	—	5,481	1,245	6,726	781	7,507
Derivative liabilities related to Warrants	—	—	—	1,406	760	(2,166)	—			—	—	—
Change in the fair value of derivative liabilities	$6,776	$1,258	$8,034	$1,406	$4,591	$(8,460)	$5,571	$5,481	$(4,326)	$6,726	$781	$7,507

8.      Revenues, Recognition and Allowances

Revenues by Transaction Type

The Company operates in one operating segment and, therefore, the results of the Company's operations are reported on a consolidated basis, consistent with internal management reporting for the chief operating decision maker. Net Sales (in thousands) for the two years ended December 31, 2020 and 2019 were as follows:

	Years ended December 31,
	2020	2019
Company product sales	$43,604	$64,291
Contract manufacturing sales	1,157	1,362
Research and development services and other income	548	243
Revenue, net	$45,309	$65,896

Disaggregated information for the Company product sales revenue has been recognized in the accompanying Consolidated Statements of Operations, and is presented below according to contract type (in thousands):

	Years ended December 31,
Company Product Sales	2020	2019
Topical	$32,750	$46,150
Injectables	10,854	18,141
Total	$43,604	$64,291

For the year ended December 31, 2020, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

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

Accounts receivable are presented net of returns and allowances of $28.9 million and $30.5 million at December 31, 2020 and 2019, respectively. The allowance for doubtful accounts was $2.4 million and $2.2 million at December 31, 2020 and 2019, respectively. These allowances are primarily related to one specific customer in the amount of $1.7 million at December 31, 2020 and 2019.

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

The Company's adjustments for the deductions to gross product sales for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Years ended December 31,
	2020	2019
Gross product sales	$140,616	$156,301

Reduction to gross product sales:
Chargebacks and billbacks	73,656	60,008
Wholesaler fees for service	5,745	9,000
Sales discounts and other allowances	17,611	23,002
Total reduction to gross product sales	$97,012	$92,010

Total product sales, net	$43,604	$64,291

9.      Goodwill and Intangible Assets

Goodwill

The Company acquired the assets of Canadian pharmaceutical company Alveda Pharmaceuticals, Inc., in November 2015. As a result of the acquisition, goodwill of $0.4 million was recorded. The Company assesses the recoverability of the carrying value of goodwill on a reporting unit basis on October 1 of each year, or whenever events occur or changes in circumstances indicate the carrying value of goodwill may not be recoverable. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value and therefore no impairment losses have been recognized pertaining to goodwill.

Changes in goodwill during the years ended December 31, 2020 and December 31, 2019 were as follows (in thousands):

Goodwill
January 1, 2019	$470
Foreign currency translation	21
December 31, 2019	491
Foreign currency translation	10
December 31, 2020	$501

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2020 and 2019 for those assets that are not already fully amortized (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$28,893	$(8,172)	$20,721	9.5
Product acquisition costs	76	—	76	N/A - See description below
In-process research and development (“IPR&D”)	337	—	337	N/A - See description below
Customer relationships	3,689	(1,859)	1,830	4.9
Total	$32,995	$(10,031)	$22,964

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Trademarks and Technology	$39,943	$(10,885)	$29,058	10.8
Product acquisition costs	13,103	—	13,103	N/A - See description below
In-process research and development (“IPR&D”)	327	—	327	N/A - See description below
Customer relationships	3,658	(1,501)	2,157	5.9
Total	$57,031	$(12,386)	$44,645

Changes in intangibles during the year ended December 31, 2020 were as follows (in thousands):

	Product Acquisition Costs	Trademarks and Technology	IPR&D	Customer Relationships
Balance at December 31, 2019	$13,103	$29,058	$327	$2,157
Amortization	—	(2,351)	—	(358)
Loss on impairment	(13,560)	(8,090)	(74)	—
Foreign currency translation	533	2,104	84	31
Balance at December 31, 2020	$76	$20,721	$337	$1,830

The Company recorded amortization expense of $2.7 million and $3.0 million in 2020 and 2019, respectively. The Company recorded an impairment loss of $8.1 million, $13.5 million and $0.1 million related to trademarks and technology, product acquisition costs and IPR&D, respectively, in 2020. There were no impairment losses pertaining to intangibles for the year ending December 31, 2019.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on trademarks and technology and customer relationships for each of the following years is estimated to be as follows (in thousands):

Year ending December 31,	Amortization Expense *
2021	$2,303
2022	2,303
2023	2,303
2024	2,303
2025	2,303
Thereafter	11,036
Total	$22,551

*IPR&D and Product Acquisition Costs are not included in the table.

The useful lives of the Company’s intangible assets are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks & Technology	15 years
Customer Relationships	10 years

IPR&D and Product Acquisition costs will be amortized over their estimated useful lives once products are commercialized.

10.      Stock-Based Compensation

Stock Options

The Company has recorded $0.7 million and $0.9 million related to its stock option based compensation expense in cost of sales, product development and research expenses, and selling, general and administrative expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, respectively.

The 1999 Director Stock Option Plan, as amended (the “Director Plan”), provides for the grant of stock options to non-employee directors of the Company at an exercise price equal to the fair market value per share on the date of the grant. As of May 25, 2016, this plan is no longer active for grants. There were 40,500 and 48,500 stock options outstanding as of December 31, 2020 and 2019, respectively.

On June 26, 2009, the Board of Directors adopted, and the Company’s stockholders subsequently approved by written consent, the IGI Laboratories, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan became effective on July 29, 2009 and was no longer active for grants subsequent to May 25, 2016. The 2009 Plan allowed the Company to grant options and restricted stock, as well as the Board of Directors to authorize a broad range of other equity-based awards, including stock appreciation rights, restricted stock units ("RSUs") and performance awards to consultants, service providers, employees and board members. On April 12, 2010, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2009 Plan to increase the number of shares of Common Stock available for grant under such plan by adding 2,000,000 shares of Common Stock. The 2009 Plan, as amended on May 29, 2010, authorizes up to 5,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2009 Plan. The maximum number of shares that may be subject to awards made to any individual in any single calendar year under the 2009 Plan is 1,000,000 shares. There were 30,984 stock options outstanding and 186,831 shares of stock outstanding as of December 31, 2020. There were no RSUs outstanding at December 31, 2020. There were 186,831 shares of stock outstanding and 184,761 stock options outstanding as of December 31, 2019. There were no RSU's outstanding at December 31, 2019. As of December 31, 2020, 298,681 options available were transferred from the 2009 Plan to the 2016 Plan.

On May 25, 2016, the Board of Directors approved the Company's 2016 Equity Incentive Plan (the "2016 Plan"). On May 21, 2018, the Board of Directors adopted, and the Company's stockholders subsequently approved, an amendment and restatement of the 2016 Plan that increased the number of shares of Common Stock available for grant under such plan to 4,000,000 by adding 2,000,000 shares of Common Stock (the "Amended 2016 Plan"). The 4,000,000 shares of Common Stock available for issuance pursuant to the Amended 2016 Plan was reduced to 400,000 shares when the one-for-ten Reverse Stock Split effectuated on May 28, 2020. On July 15, 2020, the Board of Directors adopted and the Company's stockholders approved an amendment of its existing 2016 Equity Incentive Plan (the "July 2020 Amendment"). The July 2020 Amendment increased the number of shares available to be granted under the 2016 Plan from 400,000 shares to 4,400,000 shares, plus any shares of its common stock that are represented by awards granted under its 1999 Director Plan and 2009 Equity Incentive Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year.

As of December 31, 2020, there were 181 RSUs outstanding, 18,561 shares of common stock outstanding and 249,486 stock options under the 2016 Plan. As of December 31, 2019, there were 6,268 RSUs outstanding, 13,655 shares of common stock outstanding and 283,559 stock options outstanding under the 2016 Plan. As of December 31, 2020, there were a total of 4,430,447 options available under the 2016 Plan after the July 2020 Amendment and there were 233,416 options available under the Plan as of December 31, 2019.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU agreements governing each RSU grant then outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of December 31, 2020, and therefore no additional stock compensation expense was recognized related to the amendments.

The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes option-pricing formula and the assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Assumptions	2020	2019
Expected dividends	0%	0%
Risk free rate	0.18-1.6%	1.38 - 2.47%
Expected volatility	78.56% - 159.61%	64.33 - 76.81%
Expected term (in years)	3.2 – 3.3 years	3.2 – 3.3 years

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

Stock option transactions in each of the past two years under the aforementioned plans in total were:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
January 1, 2019 shares issuable under options	435,228	$7.90 - $106.70	$46.06
Granted	246,872	$5.50 - $18.00	14.10
Exercised	—	—	—
Expired	(76,158)	$10.20 - $106.70	54.34
Forfeited	(89,122)	$6.60 - $86.70	23.87
December 31, 2019 shares issuable under options	516,820	$5.50 - $106.70	$33.40
Granted	373,612	$0.69 - $4.40	3.66
Exercised	—	—	—
Expired	(248,455)	$5.50 - $106.70	32.75
Forfeited	(134,682)	$2.50 - $88.10	8.91
December 31, 2020 shares issuable under options	507,295	$0.69 - $106.70	$18.31

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $7.80	299,822	8.39	$3.62	10,077	$6.52
$7.81 - $15.00	52,272	6.34	10.29	48,967	10.37
$15.01 - $55.00	85,076	6.96	25.26	61,866	27.41
$55.01 - $106.70	70,125	5.06	78.69	70,125	78.69
Total	507,295	7.48	$18.31	191,035	$40.77

During 2020, the Company issued two inducement grants to executive management team members totaling 186,325 options. These inducement grants had a Fair Market Value of $0.4 million and are presented within the table above.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $7.80	19,516	9.58	$6.54	—	$—
$7.81 - $15.00	178,186	4.52	10.22	126,500	10.29
$15.01 - $55.00	188,451	8.25	22.74	48,208	31.68
$55.01 - $106.70	130,667	5.75	84.38	125,026	84.93
Total	516,820	6.44	$33.40	299,734	$44.86

The aggregate intrinsic value of options outstanding was $0.0 million at December 31, 2020 and $0.0 million at December 31, 2019. The aggregate intrinsic value of the options exercisable was $0.0 million at December 31, 2020 and $0.0 million at

December 31, 2019. The total intrinsic value of the options exercised during 2020 and 2019 was $0.0 million and $0.0 million, respectively.

A summary of non-vested options at December 31, 2020 and changes during the year ended December 31, 2020 is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2020	217,086	$7.72
Granted	373,612	2.04
Vested	(139,756)	7.83
Forfeited	(134,682)	4.15
Non-vested options at December 31, 2020	316,260	$2.48

As of December 31, 2020, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Plan. The costs will be recognized through November 2022.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to three years from their grant date. The Company recognized $0.1 million and $0.2 million respectively, of compensation expense during the years ended December 31, 2020 and 2019, related to restricted stock and RSU awards. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At December 31, 2020, the Company had approximately $47.9 thousand of total unrecognized compensation cost related to non-vested restricted stock and RSUs, all of which will be recognized through June 2023.

There have been no restricted stock issuances in the years ended December 31, 2020 and 2019.

A summary of non-vested RSUs and changes during each of the past two years is as follows:

	Number of RSUs	Weighted Average Issuance Price
Non-vested balance at January 1, 2019	17,561	$47.83

Changes during the period:
Shares granted	—	—
Shares vested	(7,623)	53.92
Shares forfeited	(3,670)	47.37
Non-vested balance at December 31, 2019	6,268	$40.69

Changes during the period:
Shares granted	23,505	2.34
Shares vested	(4,906)	43.59
Shares forfeited	(1,181)	29.54
Non-vested balance at December 31, 2020	23,686	$2.59

11.      Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

For the fiscal years ended December 31, 2020, and 2019, the components of accrued expenses were (in thousands):

	2020	2019
Inventory and Supplies	$3,055	$250
Interest Expense	2,898	1,539
Payroll	2,872	1,789
Medicaid and Medicare Rebates	1,616	987
Rebates	1,412	774
Professional Fees	1,363	1,881
Wholesaler Fees	477	747
Royalties	302	377
Clinical Studies	—	334
Capital Expenditures	—	23
Other	718	584
	$14,713	$9,285

12.      Income Taxes

The Company is subject to U.S. federal income tax and files a consolidated federal income tax return which includes all eligible U.S. subsidiary companies. The Company is also subject to tax in the states of Alabama, California, Illinois, Montana, New Jersey and Tennessee. The Company conducts operations in certain foreign countries and is, accordingly, subject to tax in those foreign jurisdictions consisting of Canada (including the province of Ontario), Estonia, and Luxembourg.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. Tax implications of the CARES Act applicable to the Company include expansion of the business interest expense deduction from 30% to 50% for the years 2019 and 2020 and the suspension of the 80% limitation on usage of Net Operating Losses incurred in the years 2018 through 2020. Additionally, the Company applied for and received a payroll protection plan loan of $3.4 million. The Company has recorded the full forgiveness of the loan in other income on the Consolidated Statement of Operations for the year ended December 31, 2020.

The Company’s net interest expense is subject to limitation under Section 163(j). The limitation serves to reduce the net operating loss and create an additional attribute for the disallowed net interest expense both of which are not subject to expiration. Therefore, there is no effect on earnings.

Loss before income tax for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
U.S. operations	$(91,090)	$(20,212)
Foreign operations	(28,994)	(4,821)

Global Total	$(120,084)	$(25,033)

The Company’s current tax expense was $1.9 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. The provision for income taxes attributable to continuing operations before income taxes for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Current tax expense:
Federal	$1,645	$—
State and local	291	23
Foreign	21	87
Total current tax expense	1,957	110
Deferred tax benefit:
Federal	—	—
State and local	—	—
Foreign	(19)	(19)
Total deferred tax benefit	(19)	(19)

Total income tax expense	$1,938	$91

A comparison of income tax expense at the U.S. statutory rate of 21% in 2020 and 2019 to the Company's effective rate is as follows (in thousands):

	2020	2019
Expected Statutory benefit	$(25,218)	$(5,257)
Other non-deductible expenses	230	133
PPP loan forgiveness	(703)	—
Change in valuation allowance	8,395	4,674
Debt conversions and issuances	4,394	—
Research credits	(330)	(504)
Tax rate differential - foreign vs. U.S.	5,403	1,073
State income taxes, net of federal benefit	265	18
Write-off of deferred tax assets	7,915	—
Uncertain tax positions	1,644	—
Prior year true-up	(58)	(45)
Exchange gain	1	(1)
	$1,938	$91

Deferred tax balances included in the Consolidated Balance Sheets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Deferred Tax Assets:
Sales allowances and doubtful accounts	$4,116	$2,991
Inventory reserve	2,357	652
Accrued expenses	585	206
Foreign exchange	41	—
Intangible assets	445	—
Property, plant and equipment	18,947	272
Tax operating loss carryforwards	2,145	10,851
Tax credit and other carryforwards	2,478	5,996
Stock compensation	574	566
Total deferred tax assets	31,688	21,534
Less valuation allowance	(29,451)	(18,562)
Net deferred tax assets	2,237	2,972

Deferred Tax Liabilities:
Convertible debt conversion features	(2,237)	(3,070)
Foreign exchange	—	(14)
Intangible assets	(190)	(93)
Total deferred tax liabilities	(2,427)	(3,177)
Net deferred tax liability	$(190)	$(205)

The Company evaluates the recoverability of its deferred tax assets based on its history of operating results, its expectations for the future, and the expiration dates of the net operating loss carry forwards. Based on the preponderance of the evidence, the Company has concluded that it is more likely than not that it will be unable to realize the net deferred tax assets in the immediate future and has established a full valuation allowance for substantially all deferred tax assets. Accordingly, the Company has provided a valuation allowance of $29.5 million and $18.6 million for the years ended December 31, 2020 and 2019, respectively, on its deferred tax assets. The valuation allowance increased $10.9 million during 2020. This increase was due to $14.8 million related to changes in deferred taxes offset by a $3.9 million decrease related to the 2020 net operating income.

Operating loss, tax credit and other carry forwards as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Federal:
Net operating losses (see below)	$10,706	$48,531
Disallowed interest expense (no expiration)	11,802	17,783
Contributions (expiring through 2025)	—	658
Research tax credits (expiring through 2040)	—	1,342

State:
New Jersey (expiring in 2039)	—	4,942
Other states (expiring through 2039)	—	3,266
New Jersey research credits (expiring in 2039)	—	764

Foreign
Net operating losses (no expiration)	$—	$—

At December 31, 2020, the Company’s U.S. federal net operating loss carryforwards will expire as follows (in thousands):

Year	Net Operating Loss
2021 - 2029	$—
2030 - 2032	—
2033 - 2036	—
2037	490
No expiration but subject to limitation	10,216
Total	$10,706

Federal net operating losses arising during and after 2018 are not subject to expiration; however for tax years subsequent to 2020, their usage is limited to 80% of taxable income during the year of use.

At December 31, 2020, the Company’s U.S. federal net operating loss carryforwards totaled $10.7 million. The Company’s ability to use net operating loss carry forwards is subject to limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company has determined that additional ownership changes occured on August 19, 2020, October 31, 2020 and December 31, 2020. The Company has determined that the lowest limitation related to the dates of change limits the Company's usage of net operating losses, other carry forwards and credits as of the change of ownership date to an annual amount of $28 thousand. The Company’s net loss carryforwards may be further limited in the future if additional ownership changes occur.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (ASC 740) which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2016 to 2019. Currently, the Company is under audit by the state of New Jersey for the period 2015 to 2020. The Company has not recorded any liability for uncertain tax positions.

For the tax year ended December 31, 2020, the Company recorded an unrecognized tax benefit of $2.3 million.

The following table is a reconciliation of the gross unrecognized tax benefits during the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Gross unrecognized tax benefits as of January 1	$—	$—
Increases from positions taken in prior periods	—	—
Decreases from positions taken in prior periods	—	—
Increases from positions taken in the current period	2,331	—
Gross unrecognized tax benefit as of December 31	$2,331	$—

The unrecognized tax benefits at December 31, 2020 of $2.3 million, if recognized in a period where there was not a full valuation allowance, would affect the effective tax rate.

The Company recognizes accrued interest expense and penalties related to the uncertain tax benefits that have resulted in a refund or reduction of income taxes paid to the extent that such uncertain tax positions would not reduce already existing net operating loss and tax credit carryforwards. Penalties and interest included in the above aggregate $0.5 million and are included in the selling, general and administrative expense line on the Consolidated Statement of Operations.

13.      Commitments

The Company’s commitments and contingencies consisted of leases for warehouse, office space and equipment. See Note 5 Leases for future lease payments under non-cancellable leases.

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

In addition, on June 3, 2020, a putative class action lawsuit was filed in the Federal Court of Canada against the Company and its Canadian subsidiary, Teligent Canada, along with over fifty other pharmaceutical defendant companies. The Canadian lawsuit alleges that the generic drug manufacturer defendants conspired to allocate the Canadian market and customers, fix prices and maintain the supply of generic drugs in Canada to artificially maintain market share and higher generic drug prices in violation of Canada’s Competition Act. In terms of the Company and Teligent Canada, without limiting the general allegation of a general conspiracy over the generic drug market, the lawsuit specifically asserts allegations in relation to econazole dating back to September 2013 and continuing to the present. The representative individual plaintiff seeks to represent a class comprised of all persons and entities in Canada who, from January 1, 2012 to the present, purchased generic drugs in the private sector (i.e. purchases made by individuals out-of-pocket and by individuals and businesses through private drug plans). The plaintiff is alleging aggregate damages of CDN$2.75 billion for harm caused to class members being charged increased prices as a result of the alleged conspiracy. The Canadian lawsuit is at a very early stage and the Company is unable to form a judgment at this time as to whether an unfavorable outcome is probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes this lawsuit is without merit and it intends to vigorously defend against the claim.

Due to the early stage of these cases, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes these cases are without merit and it intends to vigorously defend against these claims.

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. The arbitrator has issued an interim award finding that the Company is not liable to Stayma on two of Stayma’s three claims against the Company. The third claim has proceeded to a damages phase, which is ongoing. The Company has argued that Stayma did not suffer any damages related to this claim and will vigorously pursue complete dismissal of the third claim. In addition, the arbitrator will determine money damages owed by Stayma to the Company relating to Stayma’s failure to pay several past due invoices of approximately $1.7 million.

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

On November 12, 2020, the Mayor and City Council of Baltimore filed a lawsuit in the Circuit Court of Maryland for Baltimore City against various brand drug manufacturers, generic drug manufacturers, and stores that manufactured, designed, distributed, supplied, marketed, promoted, advertised, and/or sold ranitidine and/or Zantac® to Baltimore, MD residents. The lawsuit was transferred to MDL No. 2924, In Re Zantac (Ranitidine) Products Liability Litigation in the United States of Florida on February 1, 2021, and Plaintiffs have a pending motion to remand the case back to Maryland. The lawsuit alleges that these products contain unsafe levels on N-Nitrosodimethylamine (NDMA), a known carcinogen. It further alleges that Defendants withheld the known dangers of the products and/or knew or should have known of various studies demonstrating that Zantac®/ranitidine products posed serious health risks. As to the Company specifically, the Mayor and City Council of Baltimore state that the Company maintains an active pharmacy wholesaler license in Maryland and manufactures injectable prescription Zantac which was sold by retailers and supplied by distributors with Baltimore locations during the relevant period. It asserts that the Company created a public nuisance and was also negligent in its sale of this product. As to the common law public nuisance claim, the Mayor and City Council of Baltimore seek unspecified funding for a citywide medical monitoring program. As to the common law negligence claim, the Mayor and City Council of Baltimore seek unspecified monetary damages. Due to the early stage of this case, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss, if any. The Company believes this case to be without merit and it intends to vigorously defend against these claims once it is served.

15.      Employee Benefits

The Company has a 401(k) contribution plan, pursuant to which employees may elect to contribute to the plan, in whole percentages, up to 100% of compensation. Employees’ contributions are subject to a maximum contribution of $19.5 thousand for 2020 and $19.0 thousand for 2019, plus a catch-up contribution of up to for $6.5 thousand for 2020 and $6.0 thousand for 2019, if a participant qualifies. The Company matches 100% of the first 3% of compensation contributed by participants and 50% of the next 2% of compensation contributed by participants. The Company contribution is in the form of cash, which is vested immediately. The Company has recorded charges to expense related to this plan of $424.8 thousand and $368.7 thousand in 2020 and 2019, respectively.

16. Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for the fiscal years 2020 and 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Year Ended December 31, 2020
Total revenues, net	$7,447	$13,586	$14,339	$9,937	$45,309
Gross profit	(1,163)	2,502	114	(5,175)	(3,722)
Operating loss	(18,053)	(4,367)	(8,799)	(108,721)	(139,940)
Net loss	(26,836)	(14,332)	(510)	(80,344)	(122,022)
Net loss attributable to common stockholders	(26,836)	(14,332)	(510)	(80,344)	(122,022)
Basic loss per share	$(4.98)	$(2.56)	$(0.08)	$(4.67)	$(14.67)
Diluted loss per share	$(4.98)	$(2.56)	$(0.08)	$(4.67)	$(14.67)

Year Ended December 31, 2019
Total revenues, net	$13,122	$18,341	$18,466	$15,967	$65,896
Gross profit	5,762	8,541	7,280	1,940	23,523
Operating income (loss)	(2,740)	686	209	(6,175)	(8,020)
Net loss	(8,724)	(3,989)	(7,113)	(5,298)	(25,124)
Net loss attributable to common stockholders	(8,724)	(3,989)	(7,113)	(5,298)	(25,124)
Basic loss per share	$(1.62)	$(0.74)	$(1.32)	$(0.99)	$(4.67)
Diluted loss per share	$(1.62)	$(0.74)	$(1.32)	$(0.99)	$(4.67)

17. Subsequent Events

The Company has evaluated all subsequent events through the filing of this Annual Report on Form 10-K.

January 2021 Debt Exchange Transactions

On January 27, 2021, we completed a recapitalization and equitization transaction pursuant to an Exchange Agreement, dated January 27, 2021, among the Company, the Series C Noteholders (as defined below) and Ares (as defined below) (the “Exchange Agreement”). Under the Exchange Agreement, the holders (the “Series C Noteholders”) of all of our 9.5% Series C Senior Secured Convertible Notes due 2023 (the “Series C Notes”) exchanged an aggregate of approximately $50.3 million of outstanding principal under the Series C Notes, representing 100% of the outstanding principal under the Series C Notes, together with accrued interest thereon, for an aggregate of 29,862,641 shares (the “Series C Exchange Shares”) of our common stock (the “Series C Equitization”). The Series C Equitization resulted in the extinguishment of all of our obligations under the Indenture, dated as of July 20, 2020, between us and Wilmington Trust, National Association, as trustee and collateral agent (the “Series C Indenture”).

Additionally, under the Exchange Agreement, certain credit funds and accounts managed by affiliates of Ares Management Corporation (such funds and accounts, collectively, “Ares” and, together with the Series C Noteholders, the “Participating Parties”) that are lenders under our Second Lien Credit Agreement, dated December 13, 2018, by and among the Company, certain of its subsidiaries, the lenders from time to time party thereto, and Ares Capital Corporation as Administrative Agent (as amended, including by the Second Lien Amendment (as defined below), the “Second Lien Credit Agreement”) converted a portion of the outstanding term loans under the Second Lien Credit Agreement constituting 100% of the approximately $24.5 million in accrued PIK interest under the Second Lien Credit Agreement into an aggregate of approximately 85,412 shares of our newly created Series D Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”, and such transaction, the “PIK Interest Exchange” and, together with the Series C Equitization, the “January 2021 Debt Exchange Transactions”). Each share of Series D Preferred Stock is non-voting and, subject to an increase in the number of shares of our common stock available for issuance under our amended and restated certificate of incorporation, is convertible into 200 shares of our common stock. The shares of Series D Preferred Stock issued in connection with the PIK Interest Exchange are currently convertible into an aggregate of 17,082,285 shares of our common stock. The holders of shares of Series D Preferred Stock may not convert such shares of Series D Preferred Stock into shares of our common stock to the extent such a conversion would result in a holder thereof, together with its affiliates, collectively owning more than 15% of the number of shares of our common stock then outstanding.

Our current amended and restated certificate of incorporation authorizes 100,000,000 shares of common stock for issuance. As of the date of this Form 10-K filing, we have 86,543,845 shares of common stock issued and outstanding. In addition, after giving effect to the January 2021 Debt Exchange Transactions, there are approximately 85,412 shares of Series D Preferred Stock outstanding, which are convertible into, in the aggregate, 17,082,285 shares of our common stock as of the date of this 10-K filing. As a result, there are presently an insufficient number of shares authorized and available for issuance under our amended and restated certificate of incorporation to effect the conversion of all outstanding shares of Series D Preferred Stock into common stock pursuant to the terms of such Series D Preferred Stock. Pursuant to the terms of the Exchange Agreement, we are required to seek the requisite approval of our stockholders to an amendment to our amended and restated certificate of incorporation to allow for the conversion in full of all shares of Series D Preferred Stock into shares of our common stock (either by an increase in the number of authorized shares of our common stock, the effectuation of a reverse stock split, or otherwise) (the “Stockholder Approval”). The Exchange Agreement provides that, if we are unable to obtain the Stockholder Approval on or before July 1, 2021, we will issue to each holder of Series D Preferred Stock, on a quarterly basis, additional shares of Series D Preferred Stock equal to 2.5% of the number of shares of Series D Preferred Stock originally issued to such holder until the Stockholder Approval is obtained (with a prorated amount of Series D Preferred Stock to be issued in the event the Stockholder Approval is obtained during any such calendar quarter). We intend to seek Stockholder Approval at our Annual Meeting of Stockholders scheduled to be held on May 26, 2021.

ATM Offering

On January 27, 2021, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, pursuant to which the Company sold an aggregate of 38,712,036 shares (the “Shares”) of its common stock between January 28, 2021 and March 31, 2021. The Shares were sold at an average price of approximately $0.993 per Share resulting in aggregate gross proceeds of approximately $38.5 million and aggregate net proceeds of approximately $37 million after deducting commissions due on the sale of Shares.

Amendments to First Lien Credit Agreement and Second Lien Credit Agreement

Also in connection with the January 2021 Debt Exchange Transactions, we entered into (i) Amendment No. 4 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), amending the First Lien Credit Agreement, dated December 13, 2018, by and among the Company, certain of its subsidiaries, the lenders from time to time party thereto, and ACF Finco I LP as Administrative Agent (as amended by the First Lien Amendment, the “First Lien Credit Agreement”), and (ii) Amendment No. 6 to Second Lien Credit Agreement (the “Second Lien Amendment”), pursuant to which all identified defaults and events of default thereunder were waived and certain amendments were made to the First Lien Credit Agreement and Second Lien Credit Agreement, respectively, including those described below.

The First Lien Amendment amended the First Lien Credit Agreement to, among other things, (i) permit borrowings under the revolving credit facility under the First Lien Credit Agreement, subject to availability (which is $0 as of the date of this Form 10-K filing) and the other terms and conditions of the First Lien Credit Agreement, provided, that such borrowings are only available until the commitments of the lenders under the Second Lien Credit Agreement under the Second Lien Delayed Draw Term Loan C Facility (as defined below) have been reduced to $0, (ii) reduce from $10.0 million to $3.0 million (from and after the first draw of the Second Lien Delayed Drawn Term Loan C Facility described below) the maximum amount of cash that we and our subsidiaries that are credit parties under the First Lien Credit Agreement are permitted to maintain prior to triggering a mandatory prepayment of the revolving credit facility (without a permanent reduction of the revolving credit commitments), which $3.0 million threshold automatically increased by the net proceeds received from the ATM Offering and any other equity offering, (iii) from and after March 31, 2022, increase the minimum liquidity covenant from $3.0 million to $4.0 million on a consolidated basis and (iv) suspend testing of the minimum consolidated adjusted EBITDA covenant until March 31, 2022, at which time such minimum consolidated adjusted EBITDA covenant levels will resume to the levels in effect prior to the closing of the First Lien Amendment.

The Second Lien Amendment amended the Second Lien Credit Agreement to (i) permit, among other things, the January 2021 Debt Exchange Transactions, (ii) provide for a new multiple-draw delayed draw term loan facility in the aggregate principal amount of up to $4.6 million (the “Second Lien Delayed Draw Term Loan C Facility”) which is available to us until December 31, 2021, subject to satisfaction of the conditions to borrowing, including a pro forma maximum liquidity test of $4.0 million, the proceeds of which may be used to pay expenses specified in a budget approved by the administrative agent under the Second Lien Credit Agreement, (iii) from and after March 31, 2022, increase from $3.0 million to $4.0 million the minimum liquidity (as defined in the Second Lien Credit Agreement) required to be maintained by us and our subsidiaries that are credit parties under the Second Lien Credit Agreement on a consolidated basis, (iv) suspend testing of the minimum consolidated adjusted EBITDA covenant until March 31, 2022, at which time such minimum consolidated adjusted EBITDA covenant levels will resume to the levels in effect prior to the closing of the Second Lien Amendment and (v) extend the date on which we may elect to pay interest in kind. Loans made under the Second Lien Delayed Draw Term Loan C Facility will be pari passu with, and have the same interest and payment terms (including maturity) as those applicable to, the existing loans under the Second Lien Credit Agreement.

TELIGENT, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2019
Change in Tax Valuation Allowance	$12,120	(19)	6,461	—	$18,562
Allowance for Doubtful Accounts	$2,636	208	—	636	$2,208
Reserve for Inventory Obsolescence	$2,667	2,297	—	2,754	$2,210
Year Ended December 31, 2020
Change in Tax Valuation Allowance	$18,562	(20)	10,909	—	$29,451
Allowance for Doubtful Accounts	$2,208	341	—	150	$2,399
Reserve for Inventory Obsolescence	$2,210	11,309	—	1,517	$12,002