Form 10-Q
period 2021-03-31
Teligent, Inc.
filed 2021-05-24
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the issuer's common stock was 92,817,493 shares as of May 21, 2021.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION
ITEM 1.    Financial Statements
TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$27,454	$5,946
Restricted cash	206	206
Accounts receivable, net of allowance for doubtful accounts of $2,749 and $2,399, as of March 31, 2021 and December 31, 2020, respectively	9,891	11,257
Inventories	20,936	23,396
Prepaid expenses and other receivables	2,678	3,486
Total current assets	61,165	44,291
Property, plant and equipment, net	15,949	16,131
Intangible assets, net	19,473	22,964
Goodwill	508	501
Other assets	3,683	3,901
Total assets	$100,778	$87,788
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,734	$7,972
Accrued expenses	8,763	14,713
Capital lease obligation, current	435	436
Total current liabilities	13,932	23,121
Series C Senior Secured Convertible Notes, net of debt discount and debt issuance costs (face of $0 and $50,323 as of March 31, 2021 and December 31, 2020, respectively)	—	31,922
Series D Senior Convertible Notes, net of debt discount and debt issuance costs (face of $277 and $3,352 as of March 31, 2021 and December 31, 2020, respectively)	297	5,796
Revolver, net of debt issuance costs (face of $25,000 and $25,000 as of March 31, 2021 and December 31, 2020, respectively)	25,000	25,000
2023 Term Loans, net of debt issuance costs (face of $83,515 and $102,905 as of March 31, 2021 and December 31, 2020, respectively )	88,870	99,490
Derivative liabilities	—	7,507
Deferred tax liability	192	190
Other long term liabilities	4,807	4,914
Total liabilities	133,098	197,940
Commitments and Contingencies
Mezzanine equity:
Redeemable, convertible preferred stock, Series D preferred stock, $0.01 par value, 1,000,000 shares authorized; 85.412 shares issued and outstanding as of March 31, 2021	15,374	—
Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized; 89,428,513 and 21,754,223 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,198	220
Additional paid-in capital	195,297	135,218
Accumulated deficit	(241,343)	(243,496)
Accumulated other comprehensive loss	(2,846)	(2,094)
Total stockholders’ deficit	(47,694)	(110,152)
Total liabilities, mezzanine equity and stockholders' deficit	$100,778	$87,788
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended March 31,
	2021	2020

Revenue, net	$11,588	$7,447

Costs and expenses:
Cost of revenues	12,799	8,610
Selling, general and administrative expenses	6,272	6,717
Impairment charges	24	8,373
Product development and research expenses	1,463	1,800
Total costs and expenses	20,558	25,500
Operating loss	(8,970)	(18,053)

Other Expense:
Foreign currency exchange loss	(2,092)	(1,597)
Interest and other expense, net	(4,119)	(5,876)
Gain on debt restructuring	22,439	—
Inducement loss	(1,889)	—
Change in the fair value of derivative liabilities	(3,186)	(1,258)
Income/(loss) before income tax expense	2,183	(26,784)

Income tax expense	30	52

Net income/(loss) attributable to common shareholders	$2,153	$(26,836)

Basic income/(loss) per share	$0.04	$(4.98)
Diluted income/(loss) per share	$0.03	$(4.98)

Weighted average shares of common stock outstanding:
Basic shares	58,472,427	5,387,933
Diluted shares	77,142,350	5,387,933

 The accompanying notes are an integral part of the condensed consolidated financial statements

.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net income/(loss)	$2,153	$(26,836)

Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustment	(752)	(199)
Other comprehensive (loss)/income, net of tax	(752)	(199)

Comprehensive income/(loss)	$1,401	$(27,035)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share information)

					Additional		Accumulated Other	Total
	Redeemable, Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Series D Shares	Amount	Shares (*)	Amount (*)	Capital (*)	Deficit	Loss	Deficit
Balance, December 31, 2020 (audited)	—	—	21,754,223	$220	$135,218	$(243,496)	$(2,094)	$(110,152)
Stock based compensation expense	—	—	—	—	70	—	—	70
Issuance of stock for vested restricted stock units	—	—	181	2	—	—	—	2
Fair value of conversion feature on Convertible 2023 Series Notes	—	—	2,049,997	21	2,012	—	—	2,033
ATM	—	—	35,322,875	353	31,419	—	—	31,772
Issuance of shares for debt exchange	—	—	30,002,611	303	—	—	—	303
Series C Extinguishment	—	—	298,626	299	26,578	—	—	26,877
Issuance of preferred shares to settle Second Lien Credit Agreement paid-in- kind interest	85,412	15,374	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(752)	(752)
Net income						2,153		2,153
	85,412	15,374	89,428,513	$1,198	$195,297	$(241,343)	$(2,846)	$(47,694)

(*) Adjusted to reflect the 1-for-10 reverse stock split effectuated at 12:01 a.m. Eastern Time on May 28, 2020.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$2,153	$(26,836)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets and leases	182	985
Provision for bad debt	350	85
Provision for write down of inventory	(1,077)	1,394
Stock based compensation	70	491
Amortization of debt costs and debt discount	186	1,704
Amortization of intangible assets	589	741
Non cash lease expense	91	103
Foreign currency exchange (gain)/loss	2,092	1,597
Loss on impairment of intangible assets	24	8,373
Non cash interest expense	3,134	1,984
Gain on debt restructuring	(22,439)	—
Inducement loss	1,889	—
Change in the fair value of derivative liabilities	3,186	1,258
Changes in operating assets and liabilities:
Accounts receivable	1,037	11,637
Inventories	3,590	(8,186)
Prepaid expenses, other current receivables, and assets	365	(58)
Accounts payable and accrued expenses	(6,187)	1,889
Operating liabilities	(109)	(107)
Net cash used in operating activities	(10,874)	(2,946)
Cash flows from investing activities:
Capital expenditures	(47)	(880)
Net cash used in investing activities	(47)	(880)
Cash flows from financing activities:
Proceeds from Term Loan 2023	1,465	—
Proceeds from ATM	34,940	—
Debt issuance costs	(3,986)	—
Principal paid on lease obligation	(4)	(3)
Net cash provided by (used in) financing activities	32,415	(3)
Effect of exchange rate on cash and cash equivalents	104	(651)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,598	(4,480)
Cash, cash equivalents and restricted cash at beginning of period	6,712	16,182
Cash, cash equivalents and restricted cash at end of period	$28,310	$11,702
Supplemental Cash flow information:
Cash payments for interest	$441	$388
Cash payments for income taxes	16	34
Non-cash operating, investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	24	183
Capitalized stock compensation in capital expenditures	—	5
Issuance of Series D preferred stock	15,374	—
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on its Form 10-K ('Form 10-K') for the year ended December 31, 2020, as updated by other reports we may file from time to time with the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2020, has been derived from those audited consolidated financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we market 37 generic topical pharmaceutical products and 2 branded injectable pharmaceutical products. We have received FDA approvals for 36 topical generic products from our internally developed pipeline and we have 7 Abbreviated New Drug Applications, ("ANDAs") on topical products and 3 New Drug Application ("NDA") Prior Approval Supplements ("PASs") for sterile injectable products submitted to the FDA that are awaiting approval. We market 25 generic injectable, 3 generic topical, and 3 generic ophthalmic products. We have 1 Abbreviated New Drug Submission (“ANDS”) pending at Health Canada. In the United States, approved ANDA generic drugs are usually interchangeable with the innovator drug. This means that the generic version may generally be substituted for the branded product by either a physician or pharmacist when dispensing a prescription. We also provide contract development and manufacturing services to the prescription and over-the-counter ("OTC") pharmaceutical and cosmetic markets. We operate our business under one operating segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, and Mississauga, Canada. In late 2020, we decided to reposition the research and development operation mainly performed at our Tallinn, Estonia office to our US manufacturing site at Buena, New Jersey and consequently we have divested our limited assets in Estonia and are in the process of formally dissolving our Estonian operations.

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

Liquidity and Capital Resources; Going Concern

We have incurred significant losses and generated negative cash flows from operations in recent years, and we expect to continue to incur losses and generate negative cash flows from operations for the foreseeable future. We are not currently generating revenues from operations that are sufficient to cover our operating expenses, and our available capital resources are not sufficient for us to continue to meet our obligations as they become due, presenting substantial doubt as to our ability to continue as a going concern. Our cash and cash equivalents at March 31, 2021 were approximately $28.3 million, compared to approximately $11.7 at March 31, 2020. We continue to work diligently with our financial and strategic advisors to critically assess the strengths of the company which we can leverage moving forward.

As of the date of this Form 10-Q filing, our cash and cash equivalents are approximately $24.6 million. In the absence of additional liquidity, we anticipate that existing cash resources, after giving effect to $4.6 million in interim funding under the Second Lien Credit Agreement, with the equity raise and our continued focus on cash conservation, we estimate that we will have sufficient operating cash until the end of 2021 or into the first quarter of 2022.

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

•Strategic Alternatives and Further Deleveraging. We expect to continually engage in such exploratory discussions with potential partners and counterparties in regard to strategic transactions and further deleveraging transactions as we and our board of directors determine are appropriate. We are continuing to diligently pursue with our financial and strategic advisors critical assessments of our operational and strategic strengths and how we can best leverage them moving forward. However, the outcome of these activities is uncertain at this time and there can be no assurance that we will be able to complete any such potential transaction on terms that are acceptable to us, if at all.

It has been very difficult to estimate our liquidity requirements, future cash burn rates and future operating results, during the last 12 months due to the COVID-19 pandemic. Further, it has been difficult to determine when our operating environment will change to allow us to return to more normalized operations, including in respect of the effects of the COVID-19 pandemic. By way of example, the COVID-19 pandemic has resulted in a significant decrease in elective visits to dermatologists in the United States, which has led to a reduction in the volume of prescriptions written for topical products customarily supplied by us, which has negatively impacted our revenue. Further, the FDA Warning Letter (discussed further below) has prevented us from launching our new sterile injectable product line to be produced at our new facility, and due to regulatory and inventory production requirements, as well as certain issues of non-conformance with respect to certain products identified during our review undertaken in connection with the FDA Warning Letter (including, among other matters, product recalls, long-term production pauses, short-term clear path to market production pauses, and continued production with minor process correction), we anticipate continuing to experience a significant delay in the launch of such product line even after the restrictions imposed by the FDA Warning Letter are rescinded (if such restrictions are rescinded at all). We also continue to experience significant pressures on our liquidity related to remediation efforts arising in respect of the FDA Warning Letter. While we believe we have made substantial progress in remediating the issues identified in the FDA Warning Letter and in subsequent internal reviews, the FDA has significantly reduced its on-site inspections during the COVID-19 pandemic. As a result, there can be no assurances as to when the FDA will re-inspect our Buena, NJ facility and whether (and to what extent) the FDA will agree to remove the restrictions imposed by the FDA Warning Letter following such re-inspection.

As such, there is substantial doubt as to when the restrictions imposed by the FDA Warning Letter and the reinspection of our Buena, NJ facility will be realized or that, when realized, our increased ability to operate will generate sufficient liquidity required by us until we are able to achieve more normalized operating results. Further, given the substantial doubts of our ability to proceed as a going concern and the significant operational challenges we face in the near- and long-term, there can be no assurances that any or all these potential sources of liquidity will be available to us on commercially acceptable terms, if at all.

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

COVID-19 Response

As a pharmaceutical manufacturing facility, we are considered “essential” under applicable directives from the state of New Jersey. During the COVID-19 Public Health Emergency and State of Emergency we maintained our manufacturing operations and monitored conditions in order to maintain a safe workplace for our employees. Among other preventative measures, we have directed all employees that could perform their function remotely to work from home in accordance with applicable guidelines, implemented social distancing measures on-site at our manufacturing facility, provided daily personal protective equipment to our onsite employees upon their arrival to the site and implemented temperature monitoring services at our newly established single point of entrance. We have also implemented a more frequent sanitization process of the facility. As the Public Health Emergency, State of Emergency and restrictions have abated, we are in the process of implementing a phased ‘return to office’ protocol under which we will maintain social distanced workspace and continue to sanitize our facilities.

In order to preserve cash and align manufacturing-related resources with downward adjustments made to our production schedule, we initiated a reduction in force at our Buena, NJ manufacturing facility effective June 19, 2020. In connection with the reduction, we terminated 53 employees, furloughed another 15 employees and eliminated the 2nd shift packaging operation. Many of the furloughed employees have now been recalled and our employee base has stabilized and begun to rebound as we recruit and fill critical positions. Our employee base is currently 146 versus 153 on December 31, 2020, down 4.6%.

In addition, we decided to shift our research and development operation being performed in our Tallinn, Estonia office to our US manufacturing site at Buena, New Jersey and subsequently to wind-down our Estonia operation. On September 30, 2020, we sold certain of our assets located in Estonia.

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

The negative financial conditions described above raise substantial doubt about our ability to continue as a going concern as of March 31, 2021. To that end, and as described above, the Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure. However, the Company cannot provide assurances that additional capital will be available when needed or that any strategic alternatives or restructuring pursued will be on acceptable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 2021, and the results of operations and cash flows for the three-month periods ended March 31, 2021 and 2020. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on May 4, 2021.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total amounts in the Condensed Consolidated Statement of Cash Flows as follows:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$27,454	$11,028
Restricted cash	206	206
Restricted cash in other assets	650	468
Cash, cash equivalents and restricted cash in the statement of cash flows	$28,310	$11,702

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2021 and March 31, 2020, the Company had $28,060,000 and $11,452,000 in excess of the FDIC insured limit, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at March 31, 2021 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of March 31, 2021, the fair value and the respective net carrying value of the outstanding Convertible Notes are as follows:

(in thousands)

	Fair Value	Net Carrying Value
2023 Series D Convertible Notes	126	297
Series D Preferred Stock	10,627	15,374

Income/(Loss) Per Common Share

Basic income/(loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted income/(loss) per share of common stock is computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. For the three months ended March 31, 2021, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended March 31,
	2021	2020
Basic income/(loss) per share computation:
Net income/(loss) - basic	$2,153	$(26,836)
Weighted average common shares - basic	58,472,427	5,387,933
Basic income/(loss) per share	$0.04	$(4.98)

Diluted income/(loss) per share computation:
Net income/(loss) - diluted	$2,153	$(26,836)
Series D conversion gain	78	—
Net income/(loss) - diluted	$2,231	$(26,836)

Share Computation:
Weighted average common shares - basic	58,472,427	5,387,933
Effect of convertible senior notes	184,668	—
Effect of dilutive stock options and RSU's	1,402,970	—
Effect of convertible preferred stock	17,082,285	—
Weighted average common shares outstanding - diluted	77,142,350	5,387,933
Diluted income/(loss) per share	$0.03	$(4.98)

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of the Company's total revenue. For the three months ended March 31, 2021, one of the Company's customers accounted for 32.7% of the Company’s revenue. For the three months ended March 31, 2020, one of the Company’s customers accounted for 16.9% of the Company’s revenue. Accounts receivable related to the Company’s major customers comprised 61% of all accounts receivable as of March 31, 2021 and 12% as of March 31, 2020, respectively. The loss of one or more of these major customers could have a significant impact on our revenues, our business, and results of operations.

For the three months ended March 31, 2021, domestic net revenues were $8.1 million and foreign net revenues were $3.5 million. As of March 31, 2021, domestic assets were $74.6 million and foreign assets were $26.1. For the three months ended March 31, 2020, domestic net revenues were $5.6 million and foreign net revenues were $1.8 million. As of March 31, 2020, domestic assets were $146.4 million and foreign assets were $40.5 million.

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

In December 2019, the FASB issued an accounting standard update to simplify the accounting for income taxes. The standard’s amendments include changes in various subtopics of accounting for income taxes including, but not limited to, accounting for “hybrid” tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to an incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted, including the interim periods within those years. The Company has implemented the guidance on the Company’s Condensed Consolidated Financial Statements and related disclosures in the enclosed statements.

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

Net revenues for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020
Company product sales	$10,595	$7,139
Contract manufacturing sales	818	197
Research and development services and other income	175	111
Revenue, net	$11,588	$7,447

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations and is presented below according to product type:

	Three months ended March 31,
Company Product Sales	2021	2020
Topical	$7,020	$5,380
Injectables	3,575	1,759
Total	$10,595	$7,139

In the three months ended March 31, 2021 and March 31, 2020, the Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts.

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

Net revenue and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of sales returns and allowances (SRA). Accounts receivable were presented net of SRA estimates of $31.2 million and $28.9 million at March 31, 2021 and December 31, 2020, respectively. Certain SRA balances were included in accounts payable and accrued expenses.

The allowance for doubtful accounts was $2.7 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively. The allowance for doubtful accounts was primarily related to one specific customer for $1.7 million.

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

The Company's adjustments for the deductions to gross product sales are as follows:

	Three months ended March 31,
	2021	2020
Gross product sales	$32,848	$23,166

Deduction to gross product sales:
Chargebacks and billbacks	16,980	11,955
Wholesaler fees for service	1,359	1,142
Sales discounts and other allowances	3,914	2,930
Total reduction to gross product sales	$22,253	$16,027

Company product sales, net	$10,595	$7,139

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

The Company is required to pay a 40% royalty on certain product net sales to a pharmaceutical partner. There are currently 4 products manufactured and distributed under the Company’s label in the U.S. which are subject to this agreement. Payments are made quarterly. Royalty expense of $0.3 million and $0.1 million was included in the cost of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively.

4. Inventories

Inventories are valued at the lower of cost or net realizable value and using the first-in-first-out method. Inventories as of March 31, 2021 and December 31, 2020 consisted of:

	March 31, 2021	December 31, 2020
Raw materials	$13,275	$13,487
Work in progress	538	386
Finished goods	15,835	21,525
Inventories reserve	(8,712)	(12,002)
Inventories, net	$20,936	$23,396

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2021	December 31, 2020
Land	$257	$257
Building and improvements	11,660	11,660
Machinery and equipment	1,625	1,625
Computer hardware and software	301	300
Furniture and fixtures	74	74
Construction in progress	2,302	2,302
	16,219	16,218
Less accumulated depreciation and amortization	(270)	(87)
Property, plant and equipment, net	$15,949	$16,131

The Company recorded depreciation expense of $0.2 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

The Company received the certificate of completion of its building in the fourth quarter of 2018. For the three months ended March 31, 2021 and March 31, 2020, there was $0.0 million and $0.3 million of payroll costs, respectively, capitalized as construction in progress.

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

The discount rates utilized ranged from 4.86% to 8.60% and were utilized to determine the present value of the lease liabilities. The components of lease expense are as follows:

	Three months ended March 31,
	2021	2020
Operating lease cost	$136	$158
Finance lease cost:
Amortization of right-of-use assets	4	4
Interest on lease liabilities	1	1
Total finance lease cost	$5	$5

Right-of-use assets obtained in exchange for new operating lease liabilities were zero and $1.0 million as of March 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the three months ended March 31, 2021 and 2020, respectively, was not material.

Supplemental balance sheet information related to leases as of the periods presented are as follows:

	March 31, 2021	December 31, 2020
Operating Leases
Other assets	$1,919	$2,001
Capital lease obligation, current	420	422
Other long-term liabilities	1,658	1,761
Total operating lease liabilities	2,078	2,183

Finance Leases
Property, plant, and equipment	81	81
Accumulated depreciation	(32)	(25)
Property, plant, and equipment, net	49	56

Capital lease obligation, current	14	14
Other long-term liabilities	39	43
Total finance lease liabilities	$53	$57

The weighted average remaining lease terms as of March 31, 2021 for operating and financing leases were 5.6 years and 3.4 years, respectively. The weighted average discount rates for operating and finance leases as of March 31, 2021 were 8.4% and 8.0%, respectively.

As of March 31, 2021, maturities of lease liabilities are as follows:

	Operating	Financing
Year Ending March 31,	Leases	Leases
2021 (excluding the three months ended March 31, 2021)	444	13
2022	552	18
2023	551	18
2024	238	12
2025	210	—
2026	210	—
Thereafter	432	—
Total lease payments	2,637	62
Less imputed interest	559	9
Total	$2,078	$53

7. Redeemable, Convertible Preferred Stock

As discussed in Note 8, the lenders under the Second Lien Credit Agreement agreed to convert a portion of the outstanding term loans constituting 100% of the approximately $24.5 million in accrued PIK interest into an aggregate of approximately 85,412 shares of the Company’s newly created Series D Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”). The Series D Preferred Stock does not qualify as a liability instrument under ASC 480 – Distinguishing Liabilities from Equity, because it is not mandatorily redeemable. However, the Company classified the Series D Preferred Stock as mezzanine-equity, as the Series D Preferred Stock is contingently redeemable upon a change-in-control event that is outside of the Company’s control.

Each share of Series D Preferred Stock is non-voting and, subject to an increase in the number of shares of common stock available for issuance under the Company’s amended and restated certificate of incorporation, is convertible into 200 shares of common stock. The shares of Series D Preferred Stock issued in connection with the PIK Interest Exchange are convertible into an aggregate of 17,082,285 shares of common stock. The holders of shares of Series D Preferred Stock may not convert such shares of Series D Preferred Stock into shares of common stock to the extent such a conversion would result in a holder thereof, together with its affiliates, collectively owning more than 15% of the number of shares of common stock then outstanding. Upon the occurrence of a sale of the Company, subject to customary exceptions, the Company must redeem each share of Series D Preferred Stock by paying each holder of Series D Preferred Stock an amount equal to the amount such holder would have received in connection with such sale had such holder converted such share of Series D Preferred Stock into common stock immediately prior to such sale. The holders of Series D Preferred Stock are entitled to dividends on shares of Series D Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of common stock.

Pursuant to the terms of the Exchange Agreement, the Company is required to seek the requisite approval of its stockholders for an amendment to its amended and restated certificate of incorporation to allow for the conversion in full of all shares of Series D Preferred Stock into shares of common stock (either by an increase in the number of authorized shares of Common Stock, the effectuation of a reverse stock split, or otherwise) (the “Stockholder Approval”). The Exchange Agreement provides that, if the Company is unable to obtain the Stockholder Approval on or before July 1, 2021, then the Company will issue to each holder of Series D Preferred Stock, on a quarterly basis, additional shares of Series D Preferred Stock equal to 2.5% of the number of shares of Series D Preferred Stock originally issued to such holder until the Stockholder Approval is obtained (with a prorated amount of Series D Preferred Stock to be issued in the event the Stockholder Approval is obtained during any such calendar quarter).

8. Debt

Convertible Notes

2023 Series A Convertible Notes

On April 27, 2018, the Company entered into separate exchange agreements with certain holders of the then outstanding Convertible 3.75% Senior Notes, due 2019 (the "2019 Notes") that effected the exchange, in aggregate, of $75.1 million of the 2019 Notes for $75.1 million of Convertible 4.75% Senior Notes due 2023 (the "2023 Series A Notes"). The 2023 Series A Notes bear a fixed interest rate of 4.75% per year, payable semi-annually with the principal payable in May 2023. At the option of the holders, the 2023 Series A Notes are convertible into shares of the Company’s common stock, cash or a combination thereof. The initial conversion rate was $44.50 per share, subject to certain adjustments, related to either the Company's stock price volatility, or the Company's declaration of a stock dividend, stock distribution, share combination or share split expected dividends or other anti-dilutive activities. In addition, holders will be entitled to receive additional shares of common stock under a make-whole provision in some circumstances that could reduce the per share conversion rate to as low as $35.60 per share. The Company incurred debt issuance costs of $1.6 million upon issuance of the 2023 Notes. The 2019 Notes had been previously settled during 2019.

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

As part of the offering, the Company entered into agreements with certain holders of its existing 2023 Series A Notes to exchange $9.0 million of the 2023 Series A Notes for $5.1 million of the 2023 Series B Notes. The gross cash proceeds of approximately $29.3 million from the financing were used to extinguish the Company’s previously existing 2019 Notes in December 2019 and intended to pay amounts owing with respect to other indebtedness and to fund general corporate and working capital requirements. The net proceeds from the financing were $26.9 million after deducting a total of $2.3 million of the initial purchasers’ discounts and professional fees associated with the transaction. The 2023 Series B Notes bear interest at a rate of 7.00% per annum if paid in cash, semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The Company also has an option, and has agreed with its senior lender, to pay-in-kind ("PIK") the interest at 8.00% per annum, to defer cash payments. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series B Notes by $0 during the three months ended March 31, 2021 and March 31, 2020, respectively.

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

In accordance with ASC 470-20, the initial carrying amount of the liability component of the 2023 Series B Notes, excluding the $5.1 million portion above accounted for as a TDR, upon issuance is the residual amount between total proceeds from the transaction and the derivative liability net of allocated issuance costs. The $1.4 million debt issuance costs attributable to the liability component were recorded as a direct deduction from the liability component of the 2023 Series B Notes and are being amortized to interest expense using the effective interest method through the maturity date. The discount from the par amount of the 2023 Series B Notes will be accreted to par utilizing the effective-interest rate method over the term of the Notes from the issuance date through May 2023. The effective interest rate of the 2023 Series B Notes, inclusive of the debt discount and issuance costs is 27.4%.

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

The Company also issued approximately $32.3 million in aggregate principal amount of 2023 Series C Notes in exchange for approximately $35.9 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding 7.0% Cash / 8.0% PIK 2023 Series B Notes, giving effect to a 10.0% discount on the principal amount of the 2023 Series B Notes so exchanged, pursuant to an exchange agreement (the "Series B Exchange Agreement") between the Company and the holders of the 2023 Series B Notes party thereto. In addition, the Company issued approximately $3.7 million in aggregate principal amount of 2023 Series C Notes in exchange for approximately $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company’s outstanding 2023 Series A Notes, giving effect to a 55% discount on the principal amount of Notes so exchanged between the Company and the holders of 2023 Series A Notes party thereto.

Interest on the 2023 Series C Notes accrues at the rate of 9.5% per annum and is payable in kind and capitalized with principal semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2023 Series C Notes will mature on March 30, 2023, unless earlier converted or repurchased and are subordinate to the indebtedness under the Senior Credit Facilities. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series C Notes by $0.0 million in the period ending March 31, 2021. The Company has agreed to use its commercially reasonable best efforts to obtain the approval of its stockholders that is required under applicable Nasdaq rules and regulations to permit holders of the 2023 Series C Notes to beneficially own shares of common stock without being subject to the Nasdaq Change of Control Cap. In the event that the Company did not obtain such stockholder approval at an annual or special meeting of its stockholders on or before October 31, 2020, holders of a majority in aggregate principal amount of outstanding 2023 Series C Notes may elect to increase the interest rate payable on the 2023 Series C Notes to 18.0% per annum until such stockholder approval is obtained, which will continue to be paid in kind in the form of additional principal with respect to any applicable period in which the increased interest rate remains in effect. Pursuant to a notice dated November 2, 2020, the holders of a majority in principal amount of the outstanding 2023 Series C Notes elected to increase the interest rate payable on the 2023 Series C Notes from 9.5% to 18.0%. The Company convened and adjourned a special meeting of stockholders on October 22, 2020, and further adjourned such special meeting on November 11, 2020 and November 25, 2020, due to a lack of quorum. The special meeting of stockholders was held on December 16, 2020, pursuant to which the stockholders of the Company approved the holders of the 2023 Series C Notes beneficially owning shares of common stock without being subject to the Nasdaq Change of Control Cap. As a result of the approval, the interest rate payable on the 2023 Series C Notes was decreased to 9.5%.

The 2023 Series C Notes are convertible at an initial conversion price per share of Common Stock equal to $2.78. The Series C holders are entitled to convert principal and accrued, unpaid interest on the Notes into, at the Company’s election, cash, shares of the Company’s common stock (the “Common Stock”), or a combination thereof, subject to certain limitations and adjustments under certain circumstances. The initial conversion price represents a conversion premium of 20% to the average daily volume weighted average price of the Company's common stock for the ten consecutive trading day period ended and including July 17, 2020. The 2023 Series C Notes are not redeemable by the Company, but the Company has the right to force conversion of the 2023 Series C Notes if the Company’s per-share stock price exceeds the conversion price of the 2023 Series C Notes by 100% for a period of time after January 1, 2022, by 75% or a period of time after July 1, 2022, and by 50% for a period of time after January 1, 2023.

In connection with the issuance of the 2023 Series C Notes, the Company and certain of the Company’s material U.S. subsidiaries (the “Guaranteeing U.S. Subsidiaries”) granted a third lien security interest in substantially all of their respective assets. Teligent Canada Inc., a subsidiary of the Company organized under the laws of the Province of British Columbia (“Teligent Canada”), also granted a third lien security interest in substantially all of its assets. The security interests granted by the Company, the Guaranteeing U.S. Subsidiaries and Teligent Canada are subordinate to the security interests granted to the agents under the Senior Credit Facilities.

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

The exchange of $35.9 million in aggregate principal amount, plus accrued but unpaid interest of the Company's outstanding 7.0% Cash / PIK 2023 Series B Notes and $8.2 million in aggregate principal amount, plus accrued but unpaid interest thereon, of the Company's outstanding 2023 Series A Notes was considered a debt extinguishment under ASC 470-50. The 2023 Series A Notes and 2023 Series B Notes were accounted for under cash conversion guidance in ASC 470-20, which requires the Company to allocate the fair value of the consideration transferred upon settlement to the extinguishment of the liability component and the reacquisition of the equity component. In accordance with the aforementioned guidance, the Company allocated $19.3 million of 2023 Series A Notes and $0.5 million of 2023 Series B Notes to the extinguishment of the liability component equal to the fair value of that component immediately before extinguishment and recognized a $11.8 million extinguishment gain in the gain on debt restructuring line on the Condensed Consolidated Statement of Operations during the three months ending September 30, 2020. The extinguishment gain was measured as the difference between (i) the fair value of the liability component immediately before derecognition and (ii) the net carrying amount of the liability component (which is already net of any unamortized debt issuance costs). The Company recorded a $16.2 million reduction of Additional Paid in Capital in connection with the extinguishment of 2023 Series A Notes and 2023 Series B Notes. In addition, the Company paid $1.8 million in lender fees and $2.2 million in third party fees of which $1.2 million are included in the gain on debt restructuring line of the Condensed Consolidated Statement of Operations during the three months ending September 30, 2020 and $1.0 million attributable to the equity component is recorded in APIC.

In accordance with accounting for convertible debt within the cash conversion guidance of ASC 470-20, the Company allocated the principal amount of the 2023 Series C Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 2023 Series C Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 2023 Series C Notes over the carrying amount of the liability component (inclusive of the put feature, see Note 9) was recorded as a debt discount of $14.6 million, and is being amortized to interest expense using the effective interest method through the maturity date.

On January 27, 2021 (the "Modification Date"), the Company entered into a recapitalization and equitization transaction ("the Debt Exchange") pursuant to the Exchange Agreement between the Company, the Series C Noteholders and Ares Capital Corporation, whereby the holders of all of the Company’s 2023 Series C Notes agreed to exchange an aggregate of approximately $50.3 million of outstanding 2023 Series C Notes principal and accrued interest, for an aggregate of 29,862,641 shares of the Company’s common stock (the “Exchange Shares”). The Company’s common stock have been publicly traded at Nasdaq stock exchange starting from April 2016, and as of the Modification Date the market price of the Company’s common stock was equal to $0.90 per share. The Series C Equitization resulted in the extinguishment of all of our obligations under the Indenture, dated July 20, 2020, between the Company and Wilmington Trust, National Association, as trustee and collateral agent.

2023 Series D Convertible Notes

On September 22, 2020, the Company completed the issuance of approximately $27.5 million aggregate principal amount of 2023 Series D Convertible Notes (the "2023 Series D Notes") in exchange for approximately $59.0 million in aggregate principal amount, plus accrued but unpaid interest, of 2023 Series A Notes, giving effect to a 53.4% discount on the principal amount of the 2023 Series A Notes exchanged. The Company also issued approximately $0.4 million aggregate principal amount of the 2023 Series D Notes in exchange for approximately $0.5 million in aggregate principal amount, plus accrued but unpaid interest, of the Company’s outstanding 2023 Series B Notes, giving effect to a 31.9% discount on the principal amount of the 2023 Series B Notes exchanged.

Following the issuance of the 2023 Series D Notes, all amounts owed with respect to the 2023 Series A Notes and 2023 Series B Notes had been paid and the related indentures and the Company’s obligations thereunder were satisfied and discharged.

Holders of the 2023 Series D Notes are entitled to convert principal and accrued, unpaid interest on the 2023 Series D Notes into, at the Company’s election, cash, shares of the Company’s common stock, or a combination thereof, subject to certain limitations, at an initial conversion price per share of common stock equal to $1.50, subject to adjustment under certain circumstances. Since the original issuance of the 2023 Series D Notes on September 22, 2020 and continuing through March 31, 2021, the holders thereof have converted $27.6 million principal amount of 2023 Series D Notes into a total of 18.4 million shares of common stock. The 2023 Series D Notes are not redeemable by the Company.
The indenture relating to the 2023 Series D Notes provides for customary events of default. In the case of certain events of default, either the trustee or noteholders holding more than 25% of the aggregate principal amount outstanding under the 2023 Series D Notes may declare all of the outstanding principal amount of the 2023 Series D Notes and accrued and unpaid interest, if any, to be immediately due and payable. Upon certain events of bankruptcy, insolvency, or reorganization of the Company or certain of its subsidiaries, the outstanding principal amount of the 2023 Series D Notes and accrued and unpaid interest, if any, will become automatically and immediately due and payable.

The exchange of the $59.0 million of the 2023 Series A Notes and $0.5 million of 2023 Series B Notes for $27.9 million of aggregate principal amount of 2023 Series D Notes represented a TDR. In accordance with ASC 470-60, as the exchange transaction involved only a modification of terms and did not involve a transfer of assets or grant of an equity interest, the Company accounted for the exchange transaction prospectively from the time of the restructuring and accordingly recorded the 2023 Series D Notes at the carrying amount of the 2023 Series A Notes and 2023 Series B Notes. Furthermore, as the maximum total undiscounted future cash payments equal or exceed the carrying amount of the 2023 Series D Notes, no gain was recognized related to the exchange transaction. The Company recorded the 2023 Series D Notes in the amount of $50.1 million which equals the sum of the Series A and Series B Notes carrying amounts as of the 2023 Series D Notes issuance date. The $0.6 million of 2023 Series D Notes issuance costs were expensed and reported in gain on debt restructuring in the Condensed Consolidated Statement of Operations for the quarter ended September 30, 2020.

Subsequent to issuance of the 2023 Series D Notes, the holders have started to convert the notes into common stock of the Company. As the conversion features under the 2023 Series D Notes are much more beneficial than the conversion terms of the 2023 Series A Notes and 2023 Series B Notes as discussed above, the Company deemed it appropriate to analogize to the induced conversion guidance associated with instruments subject to cash conversion guidance. In accordance with this guidance, upon each conversion of the 2023 Series D Notes, the Company will recognize an inducement loss equal to the excess of the fair value of the consideration transferred over the fair value of the consideration that would have been issuable under the original conversion terms. The Company will then determine the extinguishment gain/loss by allocating the fair value of consideration issuable under the original terms between (1) the extinguishment of the liability component and (2) the reacquisition of the original instrument’s equity component in accordance with ASC 470-20. The fair value of the liability component will be allocated to the liability component and compared with the net carrying amount of the liability component in the determination of a gain or loss upon debt extinguishment. Any remaining amount of the fair value of consideration issuable under the original terms will be allocated to the equity component. During the three months ended March 31, 2021, $3.1 million of 2023 Series D Notes were converted into the Company’s common stock at a 666.6667 conversion rate per $1,000 principal amount of 2023 Series D Notes. As a result, the Company recognized an inducement loss of $1.9 million and an extinguishment gain of $5.4 million during the three months ended March 31, 2021. In connection with the accounting for these conversion transactions, no amount was allocated to the equity component as the fair value of the liability component exceeded the fair value of the consideration issuable under the original terms.

Senior Credit Facilities

On December 13, 2018, the Company entered into: (i) a First Lien Revolving Credit Agreement, by and among the Company, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “First Lien Agent”) (as amended on October 31, 2019, the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among us, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Agent”) (as amended on February 8, 2019, June 29, 2019 and October 31, 2019, the “Second Lien Credit Agreement” and, together with the First Credit Agreement, the “Senior Credit Facilities”). The Senior Credit Facilities consist of a first lien asset based revolving credit facility of up to $25.0 million ("Revolver") and an aggregate of $80.0 million in original principal amount of second lien term loans consisting of a $50.0 million initial term loan and a $30.0 million delayed draw term loan A (collectively, the “Term Loans”). The Senior Credit Facilities also included a $15.0 million delayed draw term loan B commitment, which remained undrawn and expired on October 31, 2019. As of September 30, 2020, $25.0 million was drawn under the Revolver and $83.5 million of Term Loans were outstanding. The Revolver was fully drawn in 2019. The Company extended commitments related to undrawn amounts of the Delayed Draw Term Loan A from June 30, 2019 to December 13, 2019, pursuant to an amendment the Company entered with the Second Lien Agent on July 18, 2019. The extended Delayed Draw Term Loan A was subsequently drawn down by the Company in December 2019. Drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Term Loans mature on the earliest to occur of June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Revolver matures on the earliest to occur of the June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Company’s ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of the Company’s assets. All of the Company’s debt is subordinated to the Senior Credit Facilities. The liens securing the Term Loans are subordinate to the liens securing the Revolver. The Senior Credit Facilities had customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA which were superseded by the amendments noted below. The financial covenants consisted of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

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

The Initial Term Loan of $50.0 million and $15.0 million of the Revolver were drawn by the Company on December 13, 2018. On December 21, 2018, the Company drew $20.0 million of the Delayed Draw Term Loan A. In January 2019, the Company drew down $5.0 million and subsequently the remaining $5.0 million under the Revolver were drawn down by the Company in April 2019. On September 18, 2019, pursuant to terms of the First Lien Credit Agreement, the Company borrowed an advance in the aggregate principal amount of $2.5 million (the “Protective Advance”). The Protective Advance is secured Obligations under the First Lien Credit Agreement and bears interest at the rate applicable to the Revolver. The Protective Advance was subsequently repaid in November 2019 along with a repayment fee of $0.1 million. The Company drew down the remaining $10.0 million under its borrowing capacity of Delayed Draw Term Loan A before its expiry in December 2019. The $15.0 million Delayed Draw Term Loan B expired upon the issuance of the 2023 Series B Notes, prior to the Company drawing down any monies.

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $2.0 million through the period ended March 31, 2021, respectively.

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

The Company was in compliance with its financial covenants as of March 31, 2021. If the Company fails to comply with its trailing twelve months revenue covenant, an event of default under the Credit Agreement would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions) may be accelerated. As such, as of June 30, 2020, the Company recorded a $5.6 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities. The Company reversed the event of default liability in the third quarter of 2020 based on the 2023 Series C Notes offering which terminates the previous revenue covenant under the Senior Credit Facilities, according to which the Company recognized a $5.6 million gain in change in the fair value of the derivative liability line on the Condensed Consolidated Statement of Operations for the year ended December 31, 2020.

After the modification, the effective interest rates, inclusive of the debt discounts and issuance costs for the Initial Term Loan and Delayed Draw Term Loan A were between 16.6% and 17.7% and for the various borrowing tranches of the Revolver, were between 9.6% and 10.9%.

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of March 31, 2021, all 538,995 Warrants remain outstanding (Note 9).

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

In connection with the transactions contemplated by the Second Lien Amendment, on July 20, 2020, the Company issued to the lenders party to the Second Lien Credit Agreement certain Warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for up to, in the aggregate, 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants are immediately exercisable upon issuance and will remain exercisable, in whole or in part, for a period of five years from the original issuance date. The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction. Fair Value of the Warrants of $0.3 million was recorded as a debt discount with credit to additional paid in capital. As the Warrants are classified in equity, they are not subject to subsequent remeasurement. As of March 31, 2021, all 134,667 Warrants remain outstanding (Note 9).

The terms and assumptions used to determine the fair value of the Warrants were as follows:

Measurement Date	July 20, 2020
Stock Price	$2.45
Expected Life in Years	5.00
Annualized Volatility	79.5%
Discount Rate - Bond Equivalent Yield	0.3%

On January 27, 2021 (the "Amendment Date"), in connection with the Exchange Agreement between the Company, the Series C Secured Convertible Noteholders, and Ares, the Company entered into a recapitalization and equitization transaction, whereby all of the PIK interest accrued as of the Amendment Date in the amount of $24.5 million under the Second Lien Credit Agreement was converted into 85,412 shares of the Company's newly created Series D preferred stock (see Note 7), which are convertible into 17,082,285 shares of the Company's common stock. Additionally, in connection with the Debt Exchange, the Company entered into Amendment No. 4 of the Revolver (the “FCL Amendment”) and Amendment No. 6 of the Term Loans (the “SCL Amendment” together with the FCL Amendment, the “Amendment”). Pursuant to the SCL Amendment, certain mandatory prepayment provisions, financial and negative covenants were modified, the Debt Exchange transaction was permitted, and a new Second Lien Delayed Draw Term Loan C Facility (the “Delayed Draw Term Loan C”) in the aggregate principal amount of up to $4.6 million was provided for, which will be made available to the Company until December 31, 2021, subject to satisfaction of certain conditions. Pursuant to the FCL Amendment, certain mandatory prepayment provisions, financial and negative covenants were modified, and the Company was permitted borrowing under the Revolver, subject to availability, provided that such borrowings are only available until the commitments of the lenders under the Delayed Draw Term Loan C Facility have been reduced to zero. Prior to the Amendment Date, certain events of default occurred under the FCL agreement and SCL agreement. Pursuant to the Amendment, all defaults identified as of the Amendment Date were waived. The Debt Exchange, in the aggregate, represented a TDR, and the TDR did not result in a gain recognition. As a result, a new effective interest rate was established based on the carrying value of the original debt, net of the fair value of the redeemable convertible Series D preferred stock issued in the TDR and the related issuance costs, getting accreted to the new carrying amount representing the total amount of the future undiscounted cash flows.

At March 31, 2021 and December 31, 2020, the net carrying value of the debt and the remaining unamortized debt discount and issuance costs are as follows:

	March 31, 2021	December 31, 2020
Face amount of the 2023 Series C Notes (due March 2023)	$—	$50,323
Face amount of the 2023 Series D Notes (due May 2023)	277	3,352
Face amount of the Revolver Credit Facility (due December 2022)	25,000	25,000
Face amount of the 2023 Loan (due February 2023)	83,515	102,905
Total carrying value	108,792	181,580
Less unamortized discounts and debt issuance costs	(2,957)	(21,778)
Deferred gain on the 2023 Term Loan (due February 2023)	8,312	—
Deferred gain of the 2023 Series D Notes (due May 2023)	20	2,444
Total net carrying value	$114,167	$162,246

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

The Company has not entered into hedging activities to date. The Company's derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities was remeasured from a $5.3 million at March 31, 2020 to $2.6 million at June 30,

2020. The Company reversed the event of default liability of in the third quarter of 2020 based on the 2023 Series C Senior Notes offering which terminates the previous revenue covenant under the Senior Credit Facilities.

The Company accounted for the put features associated with the Company's 2023 Series C Notes as a derivative under ASC 815, which was valued at $5.5 million at September 30, 2020 and subsequently remeasured at $7.5 million as of December 31, 2020 and $10.7 million as of January 27, 2021. On January 27, 2021, the Company entered into a recapitalization and equitization transaction and the fair value of the derivative liability was reclassed to gain on debt restructuring on the Condensed Consolidated Statement of Operations.

The Company's derivative liability included the embedded convertible option of its 2023 Series B Notes issued on October 31, 2019. The derivative liability recorded at the issuance date was $13.5 million, including the $2.0 million accounted for in the TDR, which was subsequently remeasured to $2.8 million as of March 31, 2020, with a $4.0 million recognized as a gain on the change in fair value of the derivative in the Company's statement of operations mainly due to a share price decline during the first quarter of 2020 (Note 7). On May 28, 2020, the Company effectuated a one-for-ten Reverse Stock Split on its outstanding shares of common stock (Note 2), which allows the Company to have sufficient authorized shares to share-settle the embedded convertible option. The derivative liability had a fair value of $6.3 million as of the reverse stock split date, with a $3.5 million mark-to-market loss recognized on the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2020. On the reverse stock split date, the $6.3 million of the fair value of the derivative liability was reclassed to stockholder's equity without subsequent remeasurement required.

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

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were then remeasured to fair value of $2.2 million up to the reverse stock split date and reclassified as equity with no further remeasurement required. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. As of March 31, 2021, all 538,995 Warrants remain outstanding (Note 8).

The terms and assumptions used to determine the fair value of the Warrants were as follows:

Measurement Date	4/6/2020	5/28/2020
Stock Price	$2.70	$4.03
Expected Life in Years	5.00	4.86
Annualized Volatility	77.6%	79.0%
Discount Rate- Bond Equivalent Yield	0.4%	0.3%

The following table sets forth the Company’s derivative liabilities as presented on the Condensed Consolidated Balance Sheet that were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2020 and March 31, 2021, respectively.

	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	March 31, 2021
Derivative liabilities related to the Series C Convertible Notes	—	—	7,507	7,507	—	—	—	—
Derivative liabilities	—	—	$7,507	$7,507	—	—	—	—

The following table set forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2021. Any unrealized gains or losses on the derivative liabilities were recorded in the change in derivative liability line on the Company's Condensed Consolidated Statement of Operations.

Descriptions	Balance as of 12/31/2020	(Gain) or loss recognized in earnings from Change in Fair Value	(Gain) or loss recognized on debt restructuring	Balance as of 3/31/2021
Fair value of convertible feature of Series C Convertible Notes	7,507	3,186	(10,693)	—
Change in the fair value of derivative liabilities	$7,507	$3,186	$(10,693)	$—

10. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill on a reporting unit basis on October 1 of each year, whenever events occur or changes in circumstances indicate the carrying value of goodwill may not be recoverable. There have been no events or changes in circumstances that would indicate the carrying value of goodwill may not be recoverable through March 31, 2021.

Changes in goodwill during the three months ended March 31, 2021 and the year ended December 31, 2020 were as follows:

Goodwill
Goodwill balance at December 31, 2019	$491
Foreign currency translation	10
Goodwill balance at December 31, 2020	$501
Foreign currency translation	7
Goodwill balance at March 31, 2021	$508

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$26,308	$(8,666)	$17,642	9.2
Product acquisition costs	25	—	25	N/A- See description below
In process research and development ("IPR&D")	47	—	47	N/A- See description below
Customer relationships	3,713	(1,954)	1,759	4.6
Total	$30,093	$(10,620)	$19,473

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$28,893	$(8,172)	$20,721	9.5
Product acquisition costs	76	—	76	N/A- See description below
In-process research and development ("IPR&D")	337	—	337	N/A- See description below
Customer relationships	3,689	(1,859)	1,830	4.9
Total	$32,995	$(10,031)	$22,964

Changes in intangibles during the three months ended March 31, 2021 were as follows (in thousands):

	Trademarks and Technology	Product Acquisition costs	IPR&D	Customer Relationships
Balance at December 31, 2020	$20,721	$76	$337	$1,830
Amortization	(494)	—	—	(94)
IPR&D placed in service	—	—	—	—
Loss on impairment	—	—	—	—
Foreign currency translation	(2,585)	(51)	(290)	23
Balance at March 31, 2021	$17,642	$25	$47	$1,759

Under the provisions of ASC 360-10-55, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no changes to the assumptions made at the first quarter of this year that would suggest further impairment. The Company did not have impairment triggers during the first quarter of 2021 related to its long-lived assets.

The useful lives of the Company’s intangibles are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks and Technology	15 years
Customer Relationships	10 years

IPR&D and Product Acquisition costs will be amortized over their estimated useful lives once products are commercialized.

11. Stock-Based Compensation

Stock Options

The Company recognized $0.1 million and $0.4 million of compensation expense related to stock options during the three months ended March 31, 2021 and 2020, respectively,

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). On May 21, 2018, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2016 Plan that increased the number of shares of Common Stock available for grant under such plan to 4,000,000 shares by adding 2,000,000 shares of Common Stock (the "Amended 2016 Plan"). The 4,000,000 shares of Common Stock available for issuance pursuant to the Amended 2016 Plan was reduced to 400,000 shares when the one-for-ten Reverse Stock Split effectuated on May 28, 2020. On July 15, 2020, the Board of Directors adopted and the Company’s stockholders approved an amendment of its existing 2016 Equity Incentive Plan (the "July 2020 Amendment"). The July 2020 Amendment increases the number of shares available to be granted under the 2016 Plan from 400,000 shares to 4,400,000 shares, plus any shares of its common stock that are represented by awards granted under its 1999 Director Plan and 2009 Equity Incentive Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year.

As of March 31, 2021, there were 1,379,465 RSUs outstanding, 18,742 shares of common stock outstanding and 1,977,938 stock options under the 2016 Plan. As of December 31, 2020, there were 181 RSUs outstanding, 18,561 shares of common stock outstanding and 249,486 stock options outstanding under the 2016 Plan. As of March 31, 2021, there were a total of 1,329,630 options available under the 2016 plan after the July 2020 Amendment as discussed above and there were 4,430,447 options available under the Plan as of December 31, 2020.

In the interest of maintaining consistency with the Company's 2016 Equity Incentive Plan, on March 13, 2017, the Company entered into (i) an amendment to the option agreements governing each option grant currently outstanding under the Company's 2009 Equity Incentive Plan, and (ii) an amendment to the RSU, agreements governing each RSU grant currently outstanding under the 2009 Plan. The amendments provide for the automatic vesting upon a change of control of the Company of each option grant and RSU grant, as applicable, outstanding under the 2009 Plan. The amendments had a de minimis value to the holders as of March 31, 2021, and therefore no additional stock compensation expense was recognized related to the amendments.

During the three months ended March 31, 2021, a total of 1,754,120 stock-options were granted to officers, other employees and directors under the 2016 Plan. The stock options are eligible to vest on the third anniversary of the grant date based on the continued employment of the recipient and if certain performance requirements have been achieved. No compensation expense was recognized during the quarter ended March 31, 2021 for these performance-based stock options since it is not probable that the performance conditions or criteria will be met.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Three Months Ended March 31,
Assumptions	2021	2020
Expected dividends	—	—
Risk-free rate	0.19% - 0.22%	0.85%-1.60%
Expected volatility	165.43% - 166.02%	78.56% - 79.58%
Expected term (in years)	3.2 - 3.3 years	3.2 - 3.3 years

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

A summary of option activity under the 1999 Director Stock Option Plan, 2009 Equity Incentive Plan, and the 2016 Equity Incentive Plan as of March 31, 2021 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2021	507,295	$18.31
Issued	1,754,120	0.82
Exercised	—	—
Forfeited	(2,932)	13.41
Expired	(29,836)	28.41
Outstanding as of March 31, 2021	2,228,647	$4.42

Exercisable as of March 31, 2021	239,453	$31.05

The following tables summarize information regarding options outstanding and exercisable at March 31, 2021:

Outstanding:

	Stock Options	Weighted Average	Weighted Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.00 - $7.80	2,052,118	$1.22	9.69
$7.81 - $15.0	49,974	10.27	6.25
$15.1 - $55.0	60,950	26.47	6.83
$55.1 - $106.7	65,605	79.29	4.78
Total	2,228,647	$4.42	9.39

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.00 - $7.80	76,652	$4.40
$7.81 - $15.0	46,852	10.36
$15.1 - $55.0	50,344	28.01
$55.1 - $106.7	65,605	79.29
Total	239,453	$31.05

As of March 31, 2021, the intrinsic value of the options outstanding was none. As of March 31, 2021, there was $1.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The costs will be recognized through July 2023.

Restricted Stock and RSUs

The Company periodically grants restricted stock and RSU awards to certain officers and other employees that typically vest one to four years from their grant date. The Company recognized $17.7 thousand and $57.1 thousand of compensation expense during the three months ended March 31, 2021 and 2020, respectively, related to restricted stock and RSU awards. Stock compensation expense is recognized over the vesting period of the restricted stock and RSUs. At March 31, 2021, the Company had approximately $1.2 million of total unrecognized compensation cost related to RSUs, all of which will be recognized through March 2025. The following table summarizes the number of unvested RSUs and their weighted average exercise price for the three months ended March 31, 2021.

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2021	23,686	$2.59
Changes during the period:
Shares granted	1,379,465	0.82
Shares vested	(181)	35.30
Shares forfeited	—	—
Non-vested balance at March 31, 2021	1,402,970	$0.85

•Represents shares granted not accounted for under the 2016 plan.
12. Income Taxes

The Company's income tax expense was $30 thousand and $52 thousand for the three months ended March 31, 2021 and 2020, respectively, with effective tax rates of 1.38% and (0.19%), respectively.

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

The foreign entities of the Company are projected to generate an additional operating loss for the year 2021. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements.

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

At December 31, 2020, the Company’s U.S. federal net operating loss carryforwards totaled $10.7 million. The Company’s ability to use net operating loss carry forwards is subject to limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company has determined that additional ownership changes occurred on August 19, 2020, October 31, 2020 and December 31, 2020. The Company has determined that the lowest limitation related to the dates of change limits the Company’s usage of net operating losses, other carry forwards and credits as of the change in ownership date to an annual amount of $28 thousand. The Company’s net loss carryforwards may be further limited in the future if additional ownership changes occur.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (ASC 740) which prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. For federal purposes, post 1998 tax years remain open to examination as a result of net operating loss carryforwards. The Company is currently open to audit by the appropriate state income taxing authorities for tax years 2016 to2020. At December 31, 2020, the Company recorded an unrecognized tax benefit aggregating $2.3 million including penalty and interest of $0.5 million. The Company records penalties and interest as a component of selling, general and administrative expenses in the Consolidated Statement of Operations.

13. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

As of March 31, 2021 and December 31, 2020, the largest components of accrued expenses were:

	March 31, 2021	December 31, 2020
Payroll	$1,651	$2,872
Professional Fees	1,602	1,363
Medicaid and Medicare Rebates	1,485	1,616
Inventory and Supplies	1,333	3,055
Rebates	1,074	1,412
Wholesaler Fees	474	477
Royalties	258	302
Interest Expense	208	2,898
Other	678	718
	$8,763	14,713

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

“Opt-out” antitrust lawsuits have additionally been filed against the Company by various plaintiffs, including Humana Inc.; The Kroger Co. et al.; United HealthCare Services, Inc.; Molina Healthcare, Inc.; MSP Recovery Claims, Series LLC; Health Care Service Corp.; Harris County, Texas; Rite Aid Corporation; JM Smith Corporation; Suffolk County, New York; Cigna Corp.; Walgreen Corporation; Winn-Dixie Stores, Inc. et al.; CVS Pharmacy, Inc.; and County of Albany, New York, et al. These complaints have been consolidated into the In re Generic Pharmaceuticals Pricing Antitrust Litigation matter in the U.S. District Court, Eastern District of Pennsylvania by the Judicial Panel on Multidistrict Litigation. Each of the opt-out complaints names several dozen defendants (including the Company) and involves allegations regarding the pricing of econazole (and in some cases fluocinolone acetonide) along with approximately 400 other generic drug products, most of which were not manufactured or sold by the Company during the period at issue. The opt-out plaintiffs seek treble damages for alleged overcharges for the drug products identified in the complaint during the alleged period of conspiracy, and some also seek injunctive relief. A motion to dismiss the Humana Inc. and The Kroger Co., et al. opt-out complaints was filed on February 21, 2019 and remains pending.

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

On October 20, 2017, a Demand for Arbitration was filed with the American Arbitration Association by Stayma Consulting Services, Inc. (“Stayma”) against the Company regarding the Company’s development and manufacture for Stayma of two generic drug products, one a lotion and one a cream, containing 0.05% of the active pharmaceutical ingredient flurandrenolide. The Company developed the two products and Stayma purchased commercial quantities of each; however, Stayma alleges that the Company breached agreements between the parties by developing an additional and different generic drug product, an ointment, containing flurandrenolide, and failing to meet certain contractual requirements. Stayma seeks monetary damages. The arbitrator has issued an interim award finding that the Company is not liable to Stayma on two of Stayma’s three claims against the Company. The third claim has proceeded to a damages phase, which the arbitrator has stayed pending a decision by the United States District Court for the District of New Jersey on the Company’s request to enjoin two of Stayma’s clients, Cintex Services LLC and Artesa Labs LLC, from arbitrating against the Company. The Company has argued that Stayma did not suffer any damages related to this claim and will vigorously pursue complete dismissal of the third claim. In addition, the arbitrator will determine money damages owed by Stayma to the Company relating to Stayma’s failure to pay several past due invoices of approximately $1.7 million.

On April 15, 2019 a federal class action was filed the Oklahoma Police Pension Fund and Retirement System against the Company and certain individual defendants in the U.S. District Court, Southern District of New York. The lawsuit was brought on behalf of persons or entities who purchased or otherwise acquired publicly-traded Teligent, Inc. securities from March 7, 2017 through November 6, 2017. The complaint alleges that defendants made false or misleading statements regarding the Company’s business, operational, and compliance policies in violation of U.S. securities laws. The plaintiff seeks to recover compensable damages. On June 17, 2020, the court, deeming pre-motion letters as a motion to dismiss, granted in part and denied in part the Company’s motion to dismiss. On Wednesday, May 5, 2021, the parties reached a settlement in principal to resolve this dispute and no additional accrual was required to be recognized, as the company had satisfied its self-insurance retention.

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

On June 18, 2020, the State of New Mexico filed a lawsuit in the 1st Judicial District Court, County of Santa Fe, State of New Mexico against various brand drug manufacturers, generic drug manufacturers, and stores that manufactured, designed, distributed, supplied, marketed, promoted, advertised, and/or sold ranitidine and/or Zantac® to New Mexico residents. The lawsuit alleged that these products contain unsafe levels on N-Nitrosodimethylamine (NDMA), a known carcinogen. It further alleged that Defendants withheld the known dangers of the products from the U.S. Food and Drug Administration (“FDA”) and knew or should have known of various studies demonstrating that Zantac®/ranitidine products contained and/or produced levels of NDMA well above FDA’s daily acceptable limit of 90ng. On April 16, 2021, the State of New Mexico filed its First Amended Complaint and abandoned all claims against the Company.

On November 12, 2020, the Mayor and City Council of Baltimore filed a lawsuit in the Circuit Court of Maryland for Baltimore City against various brand drug manufacturers, generic drug manufacturers, and stores that manufactured, designed, distributed, supplied, marketed, promoted, advertised, and/or sold ranitidine and/or Zantac® to Baltimore, MD residents. The lawsuit was transferred to MDL No. 2924, In Re Zantac (Ranitidine) Products Liability Litigation in the United States of Florida on February 1, 2021. On April 1, 2021, the lawsuit was remanded back the Circuit Court of Maryland. The lawsuit alleges that these products contain unsafe levels on N-Nitrosodimethylamine (NDMA), a known carcinogen. It further alleges that Defendants withheld the known dangers of the products and/or knew or should have known of various studies demonstrating that Zantac®/ranitidine products posed serious health risks. As to the Company specifically, the Mayor and City Council of Baltimore state that the Company maintains an active pharmacy wholesaler license in Maryland and manufactures injectable prescription Zantac which was sold by retailers and supplied by distributors with Baltimore locations during the relevant period. It asserts that the Company created a public nuisance and was also negligent in its sale of this product. As to the common law public nuisance claim, the Mayor and City Council of Baltimore seek unspecified funding for a citywide medical monitoring program. As to the common law negligence claim, the Mayor and City Council of Baltimore seek unspecified monetary damages. Due to the early stage of this case, the Company is unable to form a judgment at this time as to whether an unfavorable outcome is either probable or remote or to provide an estimate of the amount or range of potential loss, if any. The Company believes this case to be without merit and it intends to vigorously defend against these claims.

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

•if we fail to comply with the financial covenants contained in our Senior Credit Facilities, our senior lenders could accelerate all amounts owing thereunder which, in turn, could result in the acceleration of all amounts owing under our 2023 Series D Convertible Notes;

•if we fail to maintain compliance with the continued listing standards of Nasdaq, it may result in the delisting of our common stock from the Nasdaq Global Select Market and in the acceleration of amounts owing under our 2023 Series D Convertible Notes and our Senior Credit Facilities;

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

We currently market and sell generic topical and generic and branded generic injectable pharmaceutical products in the United States and Canada. In the United States, we market 37 generic topical pharmaceutical products and 2 branded injectable pharmaceutical products. We have received FDA approvals for 36 topical generic products from our internally developed pipeline and we have 7 Abbreviated New Drug Applications, ("ANDAs") on topical products and 3 New Drug Application ("NDA") Prior Approval Supplements ("PASs") for sterile injectable products submitted to the FDA that are awaiting approval. We market 25 generic injectable, 3 generic topical, and 3 generic ophthalmic products. We have 1 Abbreviated New Drug Submission (“ANDS”) pending at Health Canada. In the United States, approved ANDA generic drugs are usually interchangeable with the innovator drug. This means that the generic version may generally be substituted for the branded product by either a physician or pharmacist when dispensing a prescription. We also provide contract development and manufacturing services to the prescription and over-the-counter ("OTC") pharmaceutical and cosmetic markets. We operate our business under one operating segment. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, and Mississauga, Canada. In late 2020, we decided to reposition the research and development operation mainly performed at our Tallinn, Estonia office to our US manufacturing site at Buena, New Jersey and consequently we have divested our limited assets in Estonia and are in the process of formally dissolving our Estonia operations.

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

For the three months ended March 31, 2021, we had sales to one customer, which individually accounted for 10% or more of our total revenue. Total sales to this customer represented 33% of total revenues. For the three months ended March 31, 2020, we had sales to one customer, which individually accounted for 10% or more of our total revenue. Total sales to this customer represented 16.9% of total revenues. Accounts receivable related to the Company’s major customers comprised 46% of all accounts receivable as of March 31, 2021 and 12% as of March 31, 2020, respectively. The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended March 31, 2021, approximately 86% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 39% of total contract manufacturing revenue for the three months ended March 31, 2020. None of our contract manufacturing services customers represented greater than 10% of total revenue for the three months ended March 31, 2021 and 2020, respectively.

FDA Warning Letter and Quality Issues

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

COVID-19 Pandemic Update:

As a pharmaceutical manufacturing facility, we are considered “essential” under applicable directives from the state of New Jersey. During the COVID-19 Public Health Emergency and State of Emergency we maintained our manufacturing operations and monitored conditions in order to maintain a safe workplace for our employees. Among other preventative measures, we have directed all employees that could perform their function remotely to work from home in accordance with applicable guidelines, implemented social distancing measures on-site at our manufacturing facility, provided daily personal protective equipment to our onsite employees upon their arrival to the site and implemented temperature monitoring services at our newly established single point of entrance. We have also implemented a more frequent sanitization process of the facility. As the Public Health Emergency, State of Emergency and restrictions have abated, we are in the process of implementing a phased ‘return to office’ protocol under which we will maintain social distanced workspace and continue to sanitize our facilities.

In order to preserve cash and align manufacturing-related resources with downward adjustments made to our production schedule, we initiated a reduction in force at our Buena, NJ manufacturing facility effective June 19, 2020. In connection with the reduction, we terminated 53 employees, furloughed another 15 employees and eliminated the 2nd shift packaging operation. Many of the furloughed employees have now been recalled. Our employee base is currently 146 versus 153 on December 31, 2020, down 4.6%.

In addition, we decided to shift our research and development operation being performed in our Tallinn, Estonia office to our US manufacturing site at Buena, New Jersey and subsequently to wind-down our Estonia operation. On September 30, 2020, we sold certain of our assets located in Estonia, primarily lab machinery, equipment and office furniture and are in the process of completing the wind-down of our Estonia operations.

Product Approvals

There were no significant approvals announced in 2021 to date.

Results of Operations

Three months ended March 31, 2021 compared to March 31, 2020

We had net income of $2.2 million, or $0.04 per share, for the three months ended March 31, 2021 (the "Current Period"), compared to a net loss of $26.8 million, or $4.98 per share, for the three months ended March 31, 2020 (the "Prior Period"). Product Sales, net, include Company Product Sales and Contract Manufacturing Sales.

Revenues:

	Three Months Ended March 31,		Increase/(Decrease)
Components of Revenue:	2021	2020	$	%
Product sales, net	$11,413	$7,336	$4,077	56%
Research and development services and other income	175	111	64	58%
Total Revenues	$11,588	$7,447	$4,141	56%

Total revenues increased by $4.1 million to $11.6 million in the first quarter of 2021 versus $7.4 million in Prior Period. The increase was driven primarily by timing of orders from private label customers, wholesale restocking and fewer Canadian supply constraints that were present

Research and development services and other revenues will not be consistent and will vary, from period to period, depending on the required timeline of each development project and/or agreement.

Costs and Expenses:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$	%
Cost of revenues	$12,799	$8,610	$4,189	49%
Selling, general and administrative expenses	6,272	6,717	(445)	(7)%
Impairment charge	24	8,373	(8,349)	(100)%
Product development and research expenses	1,463	1,800	(337)	(19)%
Totals costs and expenditures	$20,558	$25,500	$(4,942)	(19)%

Cost of revenues increased by $4.2 million to $12.8 million in the Current Period versus $8.6 million the Prior Period. The change in gross profit in the Current Period was mainly attributable to higher sales, cost of inventory reserves, ongoing cost of remediation and period expenses due to lower absorption.

Selling, general and administrative expenses in the Current Period decreased by $0.4 million to $6.3 million as compared to a $6.7 million in the Prior Period. The decrease was primarily due to lower professional fees versus the first Quarter of 2020.

An impairment charge was recorded in the Current Period of $24 thousand related to property, plant and equipment. An impairment charge was recorded in the Prior Period of $8.4 million related to trademark and technology of $4.9 million and product acquisition costs of $3.5 million.

Product development and research expenses were $1.5 million in the Current Period and $1.8 million in the Prior Period. The change was primarily due to a decrease in personnel costs, outside testing and pilot batch expenses partially offset by an increase of API expenses and increase in clinical studies.

Other Income (Expense), net:

	Three Months Ended March 31,		(Increase)/Decrease
	2021	2020	$	%
Interest and other expense, net	$(4,119)	$(5,876)	$1,757	30%
Foreign currency exchange loss	(2,092)	(1,597)	(495)	31%
Gain on debt restructuring	22,439	—	22,439	(100)%
Inducement loss	(1,889)	—	(1,889)	(100)%
Change in the fair value of derivative liabilities	(3,186)	(1,258)	(1,928)	(100)%
Other income/(expense), net	$11,153	$(8,731)	$19,884	228%

The net decrease in interest and other expense in the Current Period of $1.8 million is related to the reduction in total debt from the January 2021 Debt Exchange Transactions.

Foreign exchange loss of $2.1 million in the Current Period was mainly related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The gain on debt restructuring and inducement loss of $20.6 million in the Current Period is due to the extinguishment of Series C Convertible in the amount of $17.5 million as well as the conversion of Series D Convertible Notes in the amount of $3.5 million offset by the issuance costs related to the January 2021 Debt Exchange Transactions.

The change in the fair value of derivatives of $3.2 million was related to the Senior C Notes up to the January 2021 Debt Exchange Transactions.
Net income/(loss) attributable to common stockholders (in thousands, except per share numbers):

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$	%
Net income/(loss) attributable to common stockholders	$2,153	$(26,836)	$(28,989)	(108)%
Basic income/(loss) per share	$0.04	$(4.98)	$(5.02)	101%
Diluted income/(loss) per share	$0.03	$(4.98)	$(5.01)	101%

Net income for the Current Period was $2.2 million as compared to a net loss of $26.8 million of the Prior Period. The increase was primarily due to an increase in revenues of $4.1 million and a gain on debt restructuring and inducement loss of $20.6 million, offset by the a change in costs and expenses of $4.9 million, change in the fair value of derivative liabilities of $1.9 million and a $0.5 million increase on foreign currency exchange gain, as discussed above.

Liquidity and Capital Resources

The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, we had an accumulated deficit of $241.1 million, total principal amount of outstanding borrowings of $108.8 million, and limited capital resources to fund ongoing operations at March 31, 2021. These capital resources were comprised of cash and equivalents of $28.3 million at March 31, 2021 and the generation of cash inflows from working capital. The Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure. However, the Company cannot provide assurances that additional capital will be available when needed or that any strategic alternatives or restructuring pursued will be on acceptable terms.

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

In January 2021, the Company issued 29,862,641Common Shares in exchange for Series C Notes. See note(5).

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

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option.

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

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of March 31, 2021, all 538,995 Warrants remain outstanding (Note 9).

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

In connection with the transactions contemplated by the July 2020 Second Lien Amendment, the Company issued to the lenders party to the Second Lien Credit Agreement certain Warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for up to, in the aggregate, 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants are immediately exercisable upon issuance and will remain exercisable, in whole or in part, for a period of five years from the original issuance date. The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction. As of March 31, 2021, all 134,667 Warrants remain outstanding.

The Company was in compliance with its financial covenants as of March 31, 2021. However, the Company is at risk of failing the trailing twelve month Adjusted EBITDA covenant for the first quarter of 2022. If the Company fails to comply with its trailing twelve months revenue covenant, events of default under the First Lien Credit Agreement and the Second Lien Credit Agreement would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions of the indentures relating to the Series C Notes and Series D Notes) may be accelerated. As such, the Company recorded a $5.6 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities. The Company reversed the event of default liability of in the third quarter of 2020 based on the Series C Notes offering which terminates the previous revenue covenant under the Senior Credit Facilities, according to which the Company recognized a $5.6 million gain in change in the fair value of the derivative liability line on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 (Note 8).

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

The negative financial conditions described above raise substantial doubt about our ability to continue as a going concern as of March 31, 2021. To that end, and as described above, the Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure. However, the Company cannot provide assurances that additional capital will be available when needed or that any strategic alternatives or restructuring pursued will be on acceptable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our cash flows from operating, investing and financing activities, as reflected in the condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended March 31,
	2021	2020
Net cash provided by (used in)
Operating Activities	$(10,874)	$(2,946)
Investing Activities	$(47)	$(880)
Financing Activities	$32,415	$(3)

Operating Activities

Our operating activities used $10.9 million of cash and cash equivalents in the three months ended March 31, 2021 mainly to support our operational activities, which included continued inventory management/build to help avoid failure-to-supply fees and normal timing differences in working capital balances.

Investing Activities

Our investing activities used $47 thousand of cash and equivalents during the three months ended March 31, 2021, compared to $0.9 million used during the same period last year, which was used for the continued facility expansion in Buena, NJ.

Financing Activities

During the three months ended March 31, 2021, our financing activities provided $32.4 million of cash and cash equivalents, which included $38.7 million of proceeds from the ATM.

Our capital resources were comprised of cash and cash equivalents of $27.5 million and $5.9 million as of March 31, 2021 and December 31, 2020 respectively. We had working capital of $47.2 million and $21.2 million at March 31, 2021 and December 31, 2020, respectively.

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

Our current amended and restated certificate of incorporation authorizes 100,000,000 shares of common stock for issuance. As of the date of this Form 10-Q filing, we have 92,817,493 shares of common stock issued and outstanding. In addition, after giving effect to the January 2021 Debt Exchange Transactions, there are approximately 85,412 shares of Series D Preferred Stock outstanding, which are convertible into, in the aggregate, 17,082,285 shares of our common stock as of the date of this 10-K filing. As a result, there are presently an insufficient number of shares authorized and available for issuance under our amended and restated certificate of incorporation to effect the conversion of all outstanding shares of Series D Preferred Stock into common stock pursuant to the terms of such Series D Preferred Stock. Pursuant to the terms of the Exchange Agreement, we are required to seek the requisite approval of our stockholders to an amendment to our amended and restated certificate of incorporation to allow for the conversion in full of all shares of Series D Preferred Stock into shares of our common stock (either by an increase in the number of authorized shares of our common stock, the effectuation of a reverse stock split, or otherwise) (the “Stockholder Approval”). The Exchange Agreement provides that, if we are unable to obtain the Stockholder Approval on or before July 1, 2021, we will issue to each holder of Series D Preferred Stock, on a quarterly basis, additional shares of Series D Preferred Stock equal to 2.5% of the number of shares of Series D Preferred Stock originally issued to such holder until the Stockholder Approval is obtained (with a prorated amount of Series D Preferred Stock to be issued in the event the Stockholder Approval is obtained during any such calendar quarter). We intend to seek Stockholder Approval at our Annual Meeting of Stockholders scheduled to be held on June 18, 2021.

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

The Second Lien Amendment amended the Second Lien Credit Agreement to (i) permit, among other things, the January 2021 Debt Exchange Transactions, (ii) provide for a new multiple-draw delayed draw term loan facility in the aggregate principal amount of up to $4.6 million (the “Second Lien Delayed Draw Term Loan C Facility”) which will be made available to us until December 31, 2021, subject to satisfaction of the conditions to borrowing, including, following the launch of this offering, a pro forma maximum liquidity test of $4.0 million, the proceeds of which may be used to pay expenses specified in a budget approved by the administrative agent under the Second Lien Credit Agreement, (iii) and after March 31, 2022, increase from $3.0 million to $1.0 million the minimum liquidity (as defined in the Second Lien Credit Agreement) required to be maintained by us and our subsidiaries that are credit parties under the Second Lien Credit Agreement on a consolidated basis until the earlier of (a) the date on which the net proceeds from the January 28, 2021 offering exceed $15.0 million in the aggregate and (b) February 15, 2021, at which time the minimum liquidity covenant increases to $3.0 million on a consolidated basis, (iv) from and after March 31, 2022, further increase the minimum liquidity covenant to $4.0 million on a consolidated basis, (v) suspend testing of the minimum consolidated adjusted EBITDA covenant until March 31, 2022, at which time such minimum consolidated adjusted EBITDA covenant levels will resume to the levels in effect prior to the closing of the Second Lien

Amendment and (vi) extend the date on which we may elect to pay interest in kind. Loans made under the Second Lien Delayed Draw Term Loan C Facility will be pari passu with, and have the same interest and payment terms (including maturity) as those applicable to, the existing loans under the Second Lien Credit Agreement.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a complete list of all Critical Accounting Policies and Estimates. See also Item 1 for our Condensed Consolidated Financial Statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, our principal debt obligations consisted of our Series D Notes, our Senior Credit Facilities, and our new ARES Deferred Draw Term Loan (DDTL).

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

On December 13, 2018, we entered into the Senior Credit Facilities, consisting of the Revolver and Term Loans. The Senior Credit Facilities also included a $15.0 delayed draw term loan commitment, which remained undrawn and expired on October 31, 2019. As of March 31, 2020, $25.0 million was drawn under the Revolver and $88.5 million of Term Loans were outstanding. The Revolver was fully drawn in 2019. On April 6, 2020, the Company entered (i) Amendment No. 2 of the Revolver and Amendment No. 4 of the Term Loans, effective as of December 31, 2019 (together, the “April 2020 Amendments”). The April 2020 Amendments together, among other things, (i) increased the interest rates, (ii) reset certain prepayment premiums and modified the terms of certain mandatory prepayments and (iii) modified certain financial covenant levels inclusive of the disposition of prior covenants as of and for the period ended December 31, 2019. The Revolver bears interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.5% or a rate based on the prime rate plus a margin of 4.5%, with a LIBOR floor of 1.5%. The Term Loans bear interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13.0% or a rate based on the prime rate plus a margin of 12.0%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $14.4 million and $22.9 million for the three months and since inception through the period ended March 31, 2021, respectively. As the interest rates applicable to the Senior Facilities are fluctuating, we do have market risk related thereto.

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

Interest on the 2023 Series C Secured Convertible Notes accrues at the rate of 9.5% per annum and is payable in kind and capitalized with principal semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2023 Series C Secured Convertible Notes will mature on March 30, 2023, unless earlier converted or repurchased and are subordinate to the indebtedness under the Senior Credit Facilities. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series C Secured Convertible Notes by $0.5 million in the twelve months ended December 31, 2020. The Company has agreed to use its commercially reasonable best efforts to obtain the approval of its stockholders that is required under applicable Nasdaq rules and regulations to permit holders of the 2023 Series C Secured Convertible Notes to beneficially own shares of common stock without being subject to the Nasdaq Change of Control Cap. In the event that the Company did not obtain such stockholder approval at an annual or special meeting of its stockholders on or before October 31, 2020, holders of a majority in aggregate principal amount of outstanding 2023 Series C Secured Convertible Notes may elect to increase the interest rate payable on the 2023 Series C Secured Convertible Notes to 18.0% per annum until such stockholder approval is obtained, which will continue to be paid in kind in the form of additional principal with respect to any applicable period in which the increased interest rate remains in effect. Pursuant to a notice dated November 2, 2020, the holders of a majority in principal amount of the outstanding 2023 Series C Secured Convertible Notes elected to increase the interest rate payable on the 2023 Series C Secured Convertible Notes from 9.5% to 18.0%. The Company convened and adjourned a special meeting of stockholders on October 22, 2020, and further adjourned such special meeting on November 11, 2020 and November 25, 2020 due to a lack of quorum. The special meeting of stockholders was held on December 16, 2020, pursuant to which the stockholders of the Company approved the holders of the 2023 Series C Secured Convertible Notes beneficially owning shares of common stock without being subject to the Nasdaq Change of Control Cap. As a result of the approval, the interest rate payable on the 2023 Series C Secured Convertible Notes was decreased to 9.5%. As of March 31, 2021, the Series C Secured Convertible Notes have been extinguished and exchanged for common shares per the agreement dated January 27, 2021.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments. As of March 31, 2021, based on level 2 inputs, the fair value of our Series D Notes was approximately $0.1 million compared to their carrying value of $0.3 million.

For a description of the fair value hierarchy and the Company's fair value methodologies, see Note 2 "Summary of Significant Accounting Policies."

As of March 31, 2021, the majority of our cash and cash equivalents was invested in overnight instruments, the interest rates of which may change daily. Accordingly, these overnight investments are subject to market risk.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended March 31, 2021, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

(“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2020 were still present as of March 31, 2021 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2020 are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2021 and beyond, as necessary. We will test the operating effectiveness of certain new and existing controls in connection with our annual evaluation of the effectiveness of internal control over financial reporting; however, the material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The planned remediation activities described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2020 highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report on Form 10-Q.

PART II
OTHER INFORMATION

ITEM 1.    Legal Proceedings

Information about the legal proceedings is included in Item 1, Notes to unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A.    Risk Factors

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 have not materially changed.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
March 31, 2021

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date:May 24, 2021	By:	/s/ Timothy B. Sawyer
Timothy B. Sawyer
President and Chief Executive Officer

Date: May 24, 2021	By:	/s/ Ernest De Paolantonio
Ernest De Paolantonio
Chief Financial Officer