Form 10-Q
period 2021-06-30
Teligent, Inc.
filed 2021-08-16
CIK 352998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the issuer's common stock was 92,817,493 shares as of August 12, 2021.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Teligent, Inc., a Delaware corporation (formerly IGI Laboratories, Inc.), and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION
ITEM 1.    Financial Statements
TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$22,626	$5,946
Restricted cash	206	206
Accounts receivable, net	9,849	11,257
Inventories	17,059	23,396
Prepaid expenses and other receivables	1,761	3,486
Total current assets	51,501	44,291
Property, plant and equipment, net	15,928	16,131
Intangible assets, net	19,161	22,964
Goodwill	518	501
Other assets	3,311	3,901
Total assets	$90,419	$87,788
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,960	$7,972
Accrued expenses	7,564	14,713
Customer deposits	568	—
Capital lease obligation, current	476	436
Total current liabilities	12,568	23,121
Series C Senior Secured Convertible Notes, net of debt discount and debt issuance costs (face of $— and $50,323 as of June 30, 2021 and December 31, 2020, respectively)	—	31,922
Series D Senior Convertible Notes, net of debt discount and debt issuance costs (face of $277 and $3,352 as of June 30, 2021 and December 31, 2020, respectively)	297	5,796
Revolver, net of debt issuance costs (face of $25,000 and $25,000 as of June 30, 2021 and December 31, 2020, respectively)	25,000	25,000
2023 Term Loans, net of debt issuance costs (face of $86,605 and $102,905 as of June 30, 2021 and December 31, 2020, respectively )	91,208	99,490
Derivative liabilities	—	7,507
Deferred tax liability	196	190
Other long term liabilities	4,663	4,914
Total liabilities	133,932	197,940
Commitments and Contingencies
Mezzanine equity:
Series D Preferred Stock, $0.01 par value, 1,000,000 shares authorized; 85.412 shares issued and outstanding as of June 30, 2021	15,374	—
Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized; 92,817,674 and 21,754,223 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,232	220
Additional paid-in capital	197,372	135,218
Accumulated deficit	(254,209)	(243,496)
Accumulated other comprehensive loss, net of taxes	(3,282)	(2,094)
Total stockholders’ deficit	(58,887)	(110,152)
Total liabilities, mezzanine equity and stockholders' deficit	$90,419	$87,788
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue, net	$10,433	$13,586	$22,021	$21,033

Costs and expenses:
Cost of revenues	13,136	11,084	25,935	19,694
Selling, general and administrative expenses	5,735	4,989	12,007	11,706
Impairment charges	—	—	24	8,373
Product development and research expenses	2,227	1,880	3,690	3,680
Total costs and expenses	21,098	17,953	41,656	43,453
Operating loss	(10,665)	(4,367)	(19,635)	(22,420)

Other income (expense):
Foreign currency exchange gain (loss)	785	2,125	(1,307)	528
Interest and other expense, net	(2,989)	(7,520)	(7,108)	(13,396)
Gain on debt restructuring	—	—	22,439	—
Inducement loss	—	—	(1,889)	—
Change in the fair value of derivative liabilities	—	(4,591)	(3,186)	(5,849)
Loss before income tax expense	(12,869)	(14,353)	(10,686)	(41,137)

Income tax (benefit) expense	(3)	(21)	27	31

Loss attributable to common shareholders	$(12,866)	$(14,332)	$(10,713)	$(41,168)

Loss per share
Basic and diluted loss per share	$(0.14)	$(2.56)	$(0.14)	$(7.50)

Weighted average shares of common stock outstanding:
Basic and diluted shares	93,410,017	5,593,557	76,037,735	5,491,554

 The accompanying notes are an integral part of the condensed consolidated financial statements

.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(12,866)	$(14,332)	$(10,713)	$(41,168)

Other comprehensive loss, net of tax:
Foreign currency translation	(436)	(233)	(1,188)	(432)
Other comprehensive loss, net of tax	(436)	(233)	(1,188)	(432)

Comprehensive loss	$(13,302)	$(14,565)	$(11,901)	$(41,600)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(in thousands, except share information)

					Additional		Accumulated Other	Total
	Preferred Stock Series D		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Series D Shares	Amount	Shares (*)	Amount (*)	Capital (*)	Deficit	Loss	Deficit
Balance, December 31, 2020 (audited)	—	—	21,754,223	$220	$135,218	$(243,496)	$(2,094)	$(110,152)
Stock based compensation expense	—	—	—	—	210	—	—	210
Issuance of stock for vested restricted stock units	—	—	181	2	—	—	—	2
Fair value of conversion feature on Convertible 2023 Series Notes	—	—	2,049,997	21	2,012	—	—	2,033
ATM	—	—	38,712,036	387	33,354	—	—	33,741
Issuance of shares for debt exchange	—	—	30,002,611	303	—	—	—	303
Series C Extinguishment	—	—	298,626	299	26,578	—	—	26,877
Issuance of preferred shares to settle Second Lien Credit Agreement paid-in- kind interest	85,412	15,374	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—		(1,188)	(1,188)
Net loss	—	—	—	—	—	(10,713)	$—	(10,713)
Balance June 30, 2021 (unaudited)	85,412	15,374	92,817,674	$1,232	$197,372	$(254,209)	$(3,282)	$(58,887)

(*) Adjusted to reflect the 1-for-10 reverse stock split effectuated at 12:01 a.m. Eastern Time on May 28, 2020.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,713)	$(41,168)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets and leases	363	1,972
Provision for bad debt	295	236
Provision for write down of inventory	759	1,931
Stock based compensation	210	658
(Accretion) amortization of debt costs and debt discount/premium	(365)	3,871
Amortization of intangible assets	1,195	1,368
Non cash lease expense	173	209
Foreign currency exchange (gain)/loss	1,307	(528)
Loss on impairment of intangible assets	24	8,373
Non cash interest expense	6,223	6,171
Gain on debt restructuring	(22,439)	—
Inducement loss	1,889	—
Change in the fair value of derivative liabilities	3,186	5,849
Changes in operating assets and liabilities:
Accounts receivable	1,165	6,510
Inventories	5,732	(11,130)
Prepaid expenses, other current receivables, and assets	1,385	294
Accounts payable and accrued expenses	(8,156)	4,447
Operating liabilities	(216)	(206)
Customer deposits	568	—
Net cash used in operating activities	(17,415)	(11,143)
Cash flows from investing activities:
Capital expenditures	(229)	(2,369)
Net cash used in investing activities	(229)	(2,369)
Cash flows from financing activities:
Proceeds from Term Loan 2023	1,465	—
Proceeds from ATM	36,920	—
Debt issuance costs	(3,986)	—
Government grant advance	—	3,378
Principal paid on lease obligation	(7)	(7)
Net cash provided by financing activities	34,392	3,371
Effect of exchange rate on cash and cash equivalents	(68)	484
Net increase (decrease) in cash, cash equivalents and restricted cash	16,680	(9,657)
Cash, cash equivalents and restricted cash at beginning of period	6,712	16,182
Cash, cash equivalents and restricted cash at end of period	$23,392	$6,525
Supplemental Cash flow information:
Cash payments for interest	$883	$2,352
Cash payments for income taxes	61	34
Non-cash operating, investing and financing transactions:
Acquisition of capital expenditures in accounts payable and accrued expenses	46	215
Capitalized stock compensation in capital expenditures	—	9
Issuance of Series D preferred stock	15,374	—
 The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIGENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on its Form 10-K ("Form 10-K") for the year ended December 31, 2020, as updated by other reports we may file from time to time with the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2020, has been derived from those audited consolidated financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

1. Nature of the Business and Going Concern

Nature of the Business

Teligent, Inc. (the “Company”) is a generic pharmaceutical company. All references to "Teligent," the "Company," "we," "us," and "our" refer to Teligent, Inc. and its subsidiaries. To date, our platform for growth has been centered around the development, manufacturing and marketing of a portfolio of generic pharmaceutical products under our own label and private labeled for other pharmaceutical companies in topical and injectable dosage forms. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics, will leverage our existing expertise and capabilities, and broaden our platform for more diversified strategic growth.

We currently market and sell generic topical and generic and branded injectable pharmaceutical products in the United States and Canada. In the United States, we market 37 generic topical pharmaceutical products and 1 branded injectable pharmaceutical products. We have FDA approvals for a total of 39 topical generic products of which 3 products are currently discontinued, and we have 7 Abbreviated New Drug Applications ("ANDAs") on topical products and 3 New Drug Application ("NDA") Prior Approval Supplements ("PASs") for sterile injectable products submitted to the FDA that are awaiting approval. As a result of our remediation of certain issues identified in the FDA Warning Letter issued in November 2019 (discussed further below), we have paused the marketing and sale of 5 of our products, with tentative plans to return them to the market sometime in second quarter of 2022. Furthermore, in reaction to changing market forces, the Company is examining the potential discontinuance of an additional 5 products over the next 12-24 months.

In Canada we market 24 generic injectable, 1 generic topical, and 3 generic ophthalmic products approved by Health Canada. We have 1 Abbreviated New Drug Submission (“ANDS”) pending at Health Canada.

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

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, and Mississauga, Canada. In late 2020, we decided to reposition the research and development operation mainly performed at our Tallinn, Estonia office to our US manufacturing site at Buena, New Jersey, and consequently we have divested our limited assets in Estonia and are in the process of formally dissolving our Estonian operations.

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

Liquidity and Capital Resources; Going Concern

We have incurred significant losses and generated negative cash flows from operations in recent years, and we expect to continue to incur losses and generate negative cash flows from operations for the foreseeable future. We are not currently generating revenues from operations that are sufficient to cover our operating expenses, and our available capital resources are not sufficient for us to continue to meet our obligations as they become due, presenting substantial doubt as to our ability to continue as a going concern. Our cash and cash equivalents at June 30, 2021 were approximately $22.6 million, compared to approximately $5.9 million at December 31, 2020 and approximately $27.5 million at March 31, 2021. We continue to work diligently with our financial and strategic advisors to critically assess the strengths of the company which we can leverage moving forward.

In the absence of additional liquidity, we anticipate that existing cash resources, after giving effect to $4.6 million in interim funding under the Second Lien Credit Agreement, with our continued focus on cash conservation, will result in our having sufficient operating cash until the end of 2021 or into the first quarter of 2022.

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

•Strategic Alternatives and Further Deleveraging. We expect to continually engage in such exploratory discussions with potential partners and counterparties in regard to strategic transactions and further deleveraging transactions as we and our board of directors determine are appropriate. We are continuing to diligently pursue with our financial and strategic advisors critical assessments of our asset base, operational and strategic strengths and how we can best leverage them moving forward, as well as potential transactions which could result in further deleveraging or increased liquidity. However, the outcome of these activities is uncertain at this time and there can be no assurance that we will be able to identify any appropriate transaction or strategy, or consummate any such potential transaction or strategic shift which may be identified on terms that are acceptable to us, if at all.

It has been very difficult to estimate our liquidity requirements, future cash burn rates and future operating results, during the last 15 months due to the COVID-19 pandemic. Further, it has been difficult to determine when our operating environment will change to allow us to return to more normalized operations, including in respect of the effects of the COVID-19 pandemic. By way of example, the COVID-19 pandemic resulted in a significant decrease in elective visits to dermatologists in the United States, which has led to a reduction in the volume of prescriptions written for topical products customarily supplied by us, which has negatively impacted our revenue. While the easing of COVID-19 precautions has, to an extent, allowed some improvement in elective visits to dermatologists, the continuing uncertainty in regard to the sustainability of the level of these visits given the emergence of new strains of COIVD-19 and the resurgence of social distancing precautions is leading to continuing uncertainty on prescription volumes for topical products we supply and an inability to reliably forecast our revenues.

Further, the FDA Warning Letter (discussed further below) has prevented us from launching our new sterile injectable product line to be produced at our new facility, and due to regulatory and inventory production requirements, as well as certain issues of non-conformance with respect to certain products identified during our review undertaken in connection with the FDA Warning Letter (including, among other matters, product recalls, long-term production pauses, short-term clear path to market production pauses, and continued production with minor process correction), we anticipate continuing to experience a significant delay in the launch of such product line even after the restrictions imposed by the FDA Warning Letter are rescinded (if such restrictions are rescinded at all). We also continue to experience significant pressures on our liquidity related to remediation efforts arising in respect of the FDA Warning Letter. While we believe we have made substantial progress in remediating the issues identified in the FDA Warning Letter and in subsequent internal reviews, as discussed in further detail below, the FDA is currently performing a Current Good Manufacturing Practices (“CGMP”) inspection and reinspection to follow-up on FDA Warning Letter remediation actions and we cannot predict at this time when it will be completed, when the results of the inspection will be made available to us, what those results may be and how those results may impact the restrictions imposed on the Company by the FDA Warning Letter. As a result, there can be no assurances as to when, whether and to what extent the FDA will agree to remove the restrictions imposed by the FDA Warning Letter following such re-inspection.

As a result, we continue to have uncertainty as to whether or when the restrictions imposed by the FDA Warning Letter will be removed or if removed, how long it will take for our increased ability to operate following such removal to generate sufficient liquidity to achieve more normalized operating results. Further, given the substantial doubts of our ability to proceed as a going concern and the significant operational challenges we face in the near- and long-term, there can be no assurances that any or all these potential sources of liquidity will be available to us on commercially acceptable terms, if at all.

FDA Warning Letter

The Company received a warning letter from the FDA in November 2019 arising from an inspection of its Buena, New Jersey manufacturing facility, as well as an additional comment letter from the FDA in August 2020 (the “FDA Warning Letter”). As part of our efforts to remediate the issues identified in the FDA Warning Letter and to strengthen our quality systems, we undertook a comprehensive review of all of our products. This review was completed in December 2020. While the review did not identify material issues with many of our products, it identified certain issues of non-conformance with respect to certain products which have resulted in recalls and halting the production of certain products, that we are actively reviewing and remediating. We have experienced and may continue to experience, among other matters, product recalls, long-term production pauses, short-term clear path to market production pauses, and continued production with minor process corrections. The Company has also provided the FDA with a series of detailed submissions outlining additional changes in its quality practices, submitting additional documentation to support previous and ongoing independent assessments and remediation actions, providing updates to the Company’s organizational structure, and providing all further detail in regard to ongoing remediation projects (including comprehensive product quality assessments) to ensure all of our products are safe, effective and compliant. The Company is continuing to work diligently to remediate all issues cited by the FDA and those resulting from its comprehensive quality review, and has continued to have active communications with the FDA regarding its progress.

As stated at the end of the first quarter of 2021, the Company was of the belief that it had made substantial progress in remediating the issues identified in the FDA Warning Letter and in subsequent internal reviews and that it would, based on its assessment of these remediation efforts, be ready to inform the FDA of its inspection readiness during the third quarter of 2021. However, prior to the Company so informing the FDA, it was informed that the FDA would commence a periodic Current Good Manufacturing Practices (“CGMP”) inspection and reinspection to follow-up on FDA Warning Letter remediation actions in mid-July. This inspection and reinspection is still on-going as of this time and we cannot predict at this time when it will be completed, when the results of the inspection will be made available to us, what those results may be, and how those results may impact the restrictions imposed on the Company by the FDA Warning Letter. We will have no further comment on this matter until such time as the results of the FDA’s inspection and reinspection are formally made available to us and we have had the opportunity to review and analyze the same with our consultants and advisors.

We believe the foregoing disruptions with respect to certain of our products, the diversion of resources to remediate the product quality issues, and the uncertainty as to the results of the FDA's on-going inspection and reinspection and whether and when this may or may not result in the removal or abating of the restrictions imposed on the Company by the FDA Warning Letter will continue to have a negative impact on our business, financial position, results of operations and cash flows during 2021, including reducing our revenue, negatively impacting operating/(loss), and possibly resulting in impairment and other charges. Further, we anticipate that the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility will continue to be delayed until such time as the FDA Warning Letter is fully addressed. The continued failure to address the issues identified by the FDA in its warning letter and those subsequently identified by us in our comprehensive product quality review as well as the continued delay in obtaining the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility will have a negative impact on our business, financial position, results of operations and cash flows.

COVID-19 Pandemic Update

As a pharmaceutical manufacturing facility, we are considered “essential” under applicable directives from the state of New Jersey. During the COVID-19 Public Health Emergency and State of Emergency we maintained our manufacturing operations and monitored conditions in order to maintain a safe workplace for our employees. Among other preventative measures, during the height of the pandemic we directed all employees that could perform their function remotely to work from home in accordance with applicable guidelines, implemented social distancing measures on-site at our manufacturing facility and associated administrative office spaces, provided daily personal protective equipment to our onsite employees upon their arrival to the site and implemented temperature monitoring services at our newly established single point of entrance. We have also implemented a more frequent sanitization process of the facility. As the Public Health Emergency, State of Emergency and restrictions have abated, we have now implemented a ‘return to office’ protocol for all our locations under which we will maintain social distanced workspace and continue to sanitize our facilities.

During the pandemic, we re-aligned our manufacturing-related resources with downward adjustments made to our production schedule, and in order to preserve cash, we initiated a reduction in force at our Buena, NJ manufacturing facility effective June 19, 2020. In connection with the reduction, we terminated 53 employees, furloughed another 15 employees and eliminated the 2nd shift packaging operation. Many of the furloughed employees have now been recalled and our employee base has stabilized and begun to rebound as we recruit and fill critical positions.

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

Nasdaq Delisting Notice

On April 9, 2021, the Company received a notice (the “Notice”) from The Nasdaq Stock Market informing the Company that for the prior 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has 180 calendar days, or until October 6, 2021, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by October 6, 2021, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

The negative financial conditions described above raise substantial doubt about our ability to continue as a going concern as of June 30, 2021. To that end, and as described above, the Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial, strategic and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure. As part of these activities we are continuing to diligently pursue with our financial and strategic advisors critical assessments of our asset base, operational and strategic strengths and how we can best leverage them moving forward, as well as potential transactions which could result in potential increased liquidity. However, the outcome of these activities is uncertain at this time and there can be no assurance that we will be able to identify any appropriate transaction or strategy, or consummate any such potential transaction or strategic shift which may be identified on terms that are acceptable to us, if at all. Thus, the Company cannot provide assurances that additional liquidity and capital will be available when needed or that any strategic alternatives or restructuring pursued will be available on acceptable terms. If such additional liquidity or capital is not available and the Company is unable to successfully pursue strategic alternatives or a restructuring, it may be forced to pursue a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and/or cease its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 2021, and the results of operations and cash flows for the three and six-

month periods ended June 30, 2021, and 2020. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on May 4, 2021.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Teligent, Inc. and its wholly owned subsidiaries. The Company consolidates the following entities: Igen, Inc., Teligent Pharma. Inc., Teligent Luxembourg S.à.r.l., Teligent OÜ, and Teligent Canada Inc., in addition to the following inactive entities: Microburst Energy, Inc., Blood Cells, Inc. and Flavorsome, Ltd. All inter-company accounts and transactions have been eliminated.

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

The Company has restricted cash, consisting of escrow accounts and letter of credits, which are included within other long-term assets on the Condensed Consolidated Balance Sheet. Pursuant to the New Credit Facilities agreement, proceeds from the 2023 Term Loan were deposited in a blocked bank account and restricted for use for the sole purpose of repurchasing the outstanding 2019 Notes. In the beginning of 2019, the Company used a total of $2.7 million of the restricted cash to repurchase a portion of the remaining 2019 Notes. The Company settled the remaining 2019 Notes upon its maturity in December 2019.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total amounts in the Condensed Consolidated Statement of Cash Flows as follows:

Dollars in thousands	June 30, 2021	June 30, 2020
Cash and cash equivalents	$22,626	$5,851
Restricted cash	206	206
Restricted cash in other assets	560	468
Cash, cash equivalents and restricted cash in the statement of cash flows	$23,392	$6,525

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2021 and June 30, 2020, the Company had $23,142,000 and $6,275,000 in excess of the FDIC insured limit, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, restricted cash, accounts payable and other accrued liabilities at June 30, 2021 approximate their fair value for all periods presented. The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of June 30, 2021, the fair value and the respective net carrying value of the outstanding Convertible Notes and Preferred Stock are as follows:

Dollars in thousands	Fair Value	Net Carrying Value
2023 Series D Convertible Notes	135	297
Series D Preferred Stock	9,366	15,374

Loss Per Common Share

Basic loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. Potential dilutive common stock equivalents include shares issuable upon the conversion of the notes and the exercise of options and warrants. For the three and six months ended June 30, 2021, the potential dilutive common stock equivalents have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

(in thousands except shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic loss per share computation:
Net loss - basic and diluted	$(12,866)	$(14,332)	$(10,713)	$(41,168)
Weighted average common shares - basic and diluted	93,410,017	5,593,557	76,037,735	5,491,554
Basic and diluted loss per share	$(0.14)	$(2.56)	$(0.14)	$(7.50)

Concentration of Credit Risk

Major customers of the Company are defined as those constituting greater than 10% of the Company's total revenue. For the three months ended June 30, 2021, two of the Company's customers accounted for 45% of the Company's revenue, consisting of 34% and 11% respectively. For the three months ended June 30, 2020, one of the Company’s customers accounted for 27% of the Company’s revenue. For the six months ended June 30, 2021, one of the Company's customers accounted for 33% of the Company's revenue. For the six months ended June 30, 2020, two of the Company's customers accounted for 30% of the Company's revenue, consisting of 19% and 11%, respectively. Accounts receivable related to the Company’s major customers comprised 46% of all accounts receivable as of June 30, 2021 and 45% as of June 30, 2020, respectively. The loss of one or more of these major customers could have a significant impact on our revenues, our business, and results of operations.

For the three months ended June 30, 2021, domestic net revenues were $6.4 million and foreign net revenues were $4.0 million. For the six months ended June 30, 2021, domestic net revenues were $14.5 million and foreign net revenues were $7.5 million. As of June 30, 2021, domestic assets were $66.0 million and foreign assets were $24.4. For the three months ended June 30, 2020, domestic net revenues were $9.5 million and foreign net revenues were $4.1 million. For the six months ended June 30, 2020, domestic net revenues were $15.1 million and foreign net revenues were $5.9 million. As of June 30, 2020, domestic assets were $145.6 million and foreign assets were $44.7 million.

Foreign Currency Translation

Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using current exchange rates. Translation adjustments are accumulated in a separate component of stockholder's deficit in the Condensed Consolidated Balance Sheet and are included in the determination of comprehensive loss.

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

Recently Issued Not Yet Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this new guidance will have on its Condensed Consolidated Financial Statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The amendments also affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its Condensed Consolidated Financial Statements and related disclosures upon adoption effective January 1, 2024.

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

Company Product Sales

Revenue from Company product sales is recognized upon transfer of control of a product to a customer at a point in time, generally as the Company's products are sold on a FOB destination basis and because of the inventory risk and risk of ownership pass to the customer upon delivery and acceptance by the customer.

Company product sales are recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns customary to the generic product pharmaceutical industry.

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

Customer Deposits

Customer deposits, which are a contract liability, represents amounts received by the Company for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The Company’s current customer deposits represent the amount expected to be recognized within one year from the consolidated balance sheet date based on the estimated performance period of the underlying performance obligation.

Revenues by Transaction Type

The Company operates under one reportable segment and therefore the results of the Company's operations are reported on a consolidated basis, which is consistent with internal management reporting utilized by the chief decision maker.

Net revenues for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2021	2020	2021	2020
Company product sales	$9,716	$13,025	$20,311	$20,164
Contract manufacturing sales	713	310	1,531	507
Research and development services and other income	4	251	179	362
Revenue, net	$10,433	$13,586	$22,021	$21,033

Disaggregated information for the Company product sales revenue has been recognized in the accompanying unaudited interim Condensed Consolidated Statements of Operations and is presented below according to product type (in thousands):

	Three months ended June 30,		Six months ended June 30,
Company Product Sales	2021	2020	2021	2020
Topical	$5,474	$8,776	$12,494	$14,156
Injectables	4,242	4,249	7,817	6,008
Total	$9,716	$13,025	$20,311	$20,164

The Company did not incur, and therefore did not defer, any material incremental costs to obtain contracts during the three and six months ended June 30, 2021 and 2020.

Accounts Receivable, net

Accounts receivable, net consists of the following:

Dollars in thousands	June 30, 2021	December 31, 2020
Trade receivables	$40,788	$45,482

Deductions to trade receivable:
Chargebacks	5,670	6,568
Wholesaler fees for service	8,139	9,029
Sales discounts and other allowances	14,454	16,267
Allowance for doubtful accounts	2,694	2,399
Trade receivables, net	9,831	11,219
Other receivables	18	38
Accounts receivable, net	$9,849	$11,257

Sales Returns and Allowances

As is customary in the generic pharmaceutical industry, the Company’s product sales are subject to a variety of deductions, including chargebacks, rebates, cash discounts, other allowances, and returns. Product sales are recorded net of accruals for returns and allowances, which are established at the time of sale. The Company analyzes the adequacy of its accruals for returns and allowances quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that an adjustment is appropriate. Accruals are also adjusted to reflect actual results. These provisions are estimates based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The Company uses a variety of methods to assess the adequacy of its returns and allowances reserves to ensure that its financial statements are fairly stated. These include periodic reviews of customer inventory data, customer contract programs, subsequent actual payment experience, and product pricing trends to analyze and validate the return and allowances reserves.

The allowance for doubtful accounts was $2.7 million and $2.4 million at June 30, 2021 and December 31, 2020, respectively. The allowance for doubtful accounts was primarily related to one specific customer for $1.7 million.

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

The Company's adjustments for the deductions to gross product sales are as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2021	2020	2021	2020
Gross Company product sales	$26,064	$36,717	$58,912	$59,883

Deductions to gross Company product sales:
Chargebacks and billbacks	12,702	17,551	29,682	29,506
Wholesaler fees for service	426	1,604	1,785	2,746
Sales discounts and other allowances	3,220	4,537	7,134	7,467
Total reduction to gross Company product sales	$16,348	$23,692	$38,601	$39,719

Company product sales, net	$9,716	$13,025	$20,311	$20,164

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

The Company is required to pay a 40% royalty on certain product net sales to a pharmaceutical partner. There are currently 4 products manufactured and distributed under the Company’s label in the U.S. which are subject to this agreement. Payments are made quarterly. Royalty expense of $0.2 million and $0.1 million was included in the cost of sales in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020, respectively. Royalty expense of $0.4 million and $0.2 million was included in the cost of sales in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020, respectively.

4. Inventories

Inventories are valued at the lower of cost or net realizable value and using the first-in-first-out method. Inventories consists of the following:

Dollars in thousands	June 30, 2021	December 31, 2020
Raw materials	$12,673	$13,487
Work in progress	514	386
Finished goods	14,413	21,525
Inventories reserve	(10,541)	(12,002)
Inventories, net	$17,059	$23,396

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

Dollars in thousands	June 30, 2021	December 31, 2020
Land	$257	$257
Building and improvements	11,660	11,660
Machinery and equipment	1,626	1,625
Computer hardware and software	304	300
Furniture and fixtures	74	74
Construction in progress	2,459	2,302
	16,380	16,218
Less accumulated depreciation and amortization	(452)	(87)
Property, plant and equipment, net	$15,928	$16,131

The Company recorded depreciation expense of $0.2 million and $1.0 million for the three months ended June 30, 2021, and 2020, respectively. The Company recorded depreciation expense of $0.4 million and $2.0 million for the six months ended June 30, 2021, and 2020, respectively.

For the three and six months ended June 30, 2021, there were no payroll costs capitalized as construction in progress. For the three and six months ended June 30, 2020, there was $0.2 million and $0.4 million of payroll costs, respectively, capitalized as construction in progress.

6. Leases

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

The discount rates utilized ranged from 4.86% to 8.60% and were utilized to determine the present value of the lease liabilities. The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2021	2020	2021	2020
Operating lease cost	$129	$158	$265	$316
Finance lease cost:
Amortization of right-of-use assets	3	4	7	7
Interest on lease liabilities	1	1	2	3
Total finance lease cost	$4	$5	$9	$10

Supplemental balance sheet information related to leases as of the periods presented are as follows:

Dollars in thousands	June 30, 2021	December 31, 2020
Operating Leases
Other assets	$1,832	$2,001
Capital lease obligation, current	453	422
Other long-term liabilities	1,512	1,761
Total operating lease liabilities	1,965	2,183

Finance Leases
Property, plant and equipment	82	81
Accumulated depreciation	(36)	(25)
Property, plant and equipment, net	46	56

Capital lease obligation, current	14	14
Other long-term liabilities	36	43
Total finance lease liabilities	$50	$57

The weighted average remaining lease terms as of June 30, 2021 for operating and financing leases were 5.5 years and 3.2 years, respectively. The weighted average discount rates for operating and finance leases as of June 30, 2021 were 8.4% and 8.0%, respectively.

As of June 30, 2021, maturities of lease liabilities are as follows (in thousands):

	Operating	Financing
	Leases	Leases
2021	$277	$9
2022	553	18
2023	552	18
2024	239	12
2025	211	—
2026	211	—
Thereafter	435	—
Total lease payments	2,478	57
Less imputed interest	513	7
Total	$1,965	$50

7. Series D Preferred Stock

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

On July 21, 2021, the Company held its adjourned annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the holders of 53,944,510 shares of the Company’s common stock were present in person or represented by proxy, which represented 58.12% of the total shares of outstanding common stock entitled to vote as of the record date of May 17, 2021. The proposal to amend the Amended and Restated Certification of Incorporation of the Company to effect a reverse stock split necessary to allow for the full conversion of the Series D Preferred Stock did not pass as, despite a majority of those shares actually voting supporting the passage of the proposal, it did not receive the affirmative vote of the holders of a majority of the issued and outstanding voting power of all common stock entitled to vote. As a result the Company has issued the first tranche of additional Series D Preferred Stock and is examining its alternatives in regard to a Special Meeting of stockholders to consider a revised proposal for Stockholder Approval.

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

Interest on the 2023 Series C Notes accrues at the rate of 9.5% per annum and is payable in kind and capitalized with principal semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2023 Series C Notes will mature on March 30, 2023, unless earlier converted or repurchased and are subordinate to the indebtedness under the Senior Credit Facilities. The Company has elected the paid-in-kind interest option and increased the principal balance of the 2023 Series C Notes by $0.0 million in the period ending June 30, 2021. The Company has agreed to use its commercially reasonable best efforts to obtain the approval of its stockholders that is required under applicable Nasdaq rules and regulations to permit holders of the 2023 Series C Notes to beneficially own shares of common stock without being subject to the Nasdaq Change of Control Cap. In the event that the Company did not obtain such stockholder approval at an annual or special meeting of its stockholders on or before October 31, 2020, holders of a majority in aggregate principal amount of outstanding 2023 Series C Notes may elect to increase the interest rate payable on the 2023 Series C Notes to 18.0% per annum until such stockholder approval is obtained, which will continue to be paid in kind in the form of additional principal with respect to any applicable period in which the increased interest rate remains in effect. Pursuant to a notice dated November 2, 2020, the holders of a majority in principal amount of the outstanding 2023 Series C Notes elected to increase the interest rate payable on the 2023 Series C Notes from 9.5% to 18.0%. The Company convened and adjourned a special meeting of stockholders on October 22, 2020, and further adjourned such special meeting on November 11, 2020 and November 25, 2020, due to a lack of quorum. The special meeting of stockholders was held on December 16, 2020, pursuant to which the stockholders of the Company approved the holders of the 2023 Series C Notes beneficially owning shares of common stock without being subject to the Nasdaq Change of Control Cap. As a result of the approval, the interest rate payable on the 2023 Series C Notes was decreased to 9.5%.

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

Holders of the 2023 Series D Notes are entitled to convert principal and accrued, unpaid interest on the 2023 Series D Notes into, at the Company’s election, cash, shares of the Company’s common stock, or a combination thereof, subject to certain limitations, at an initial conversion price per share of common stock equal to $1.50, subject to adjustment under certain circumstances. Since the original issuance of the 2023 Series D Notes on September 22, 2020 and continuing through June 30, 2021, the holders thereof have converted $27.6 million principal amount of 2023 Series D Notes into a total of 18.4 million shares of common stock. The 2023 Series D Notes are not redeemable by the Company.
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

Subsequent to issuance of the 2023 Series D Notes, the holders have started to convert the notes into common stock of the Company. As the conversion features under the 2023 Series D Notes are much more beneficial than the conversion terms of the 2023 Series A Notes and 2023 Series B Notes as discussed above, the Company deemed it appropriate to analogize to the induced conversion guidance associated with instruments subject to cash conversion guidance. In accordance with this guidance, upon each conversion of the 2023 Series D Notes, the Company will recognize an inducement loss equal to the excess of the fair value of the consideration transferred over the fair value of the consideration that would have been issuable under the original conversion terms. The Company will then determine the extinguishment gain/loss by allocating the fair value of consideration issuable under the original terms between (1) the extinguishment of the liability component and (2) the reacquisition of the original instrument’s equity component in accordance with ASC 470-20. The fair value of the liability component will be allocated to the liability component and compared with the net carrying amount of the liability component in the determination of a gain or loss upon debt extinguishment. Any remaining amount of the fair value of consideration issuable under the original terms will be allocated to the equity component. During the six months ended June 30, 2021, $3.1 million of 2023 Series D Notes were converted into the Company’s common stock at a 666.6667 conversion rate per $1,000 principal amount of 2023 Series D Notes. As a result, the Company recognized an inducement loss of $1.9 million and an extinguishment gain of $5.4 million during the six months ended June 30, 2021. In connection with the accounting for these conversion transactions, no amount was allocated to the equity component as the fair value of the liability component exceeded the fair value of the consideration issuable under the original terms.

Senior Credit Facilities

On December 13, 2018, the Company entered into: (i) a First Lien Revolving Credit Agreement, by and among the Company, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and ACF Finco I LP, as administrative agent (the “First Lien Agent”) (as amended on October 31, 2019, the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, by and among us, as the borrower, certain of our subsidiaries, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent (the “Second Lien Agent”) (as amended on February 8, 2019, June 29, 2019 and October 31, 2019, the “Second Lien Credit Agreement” and, together with the First Credit Agreement, the “Senior Credit Facilities”). The Senior Credit Facilities consist of a first lien asset based revolving credit facility of up to $25.0 million ("Revolver") and an aggregate of $80.0 million in original principal amount of second lien term loans consisting of a $50.0 million initial term loan and a $30.0 million delayed draw term loan A (collectively, the “Term Loans”). The Senior Credit Facilities also included a $15.0 million delayed draw term loan B commitment, which remained undrawn and expired on October 31, 2019. As of June 30, 2021, $25.0 million was drawn under the Revolver and $86.6 million of Term Loans were outstanding. The Revolver was fully drawn in 2019. The Company extended commitments related to undrawn amounts of the Delayed Draw Term Loan A from June 30, 2019 to December 13, 2019, pursuant to an amendment the Company entered with the Second Lien Agent on July 18, 2019. The extended Delayed Draw Term Loan A was subsequently drawn down by the Company in December 2019. Drawn amounts under the Delayed Draw Term Loans mature at the same time as the Initial Term Loan. The Term Loans mature on the earliest to occur of June 23, 2024 and the date of that is 181 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Revolver matures on the earliest to occur of the June 23, 2024 and the date of that is 91 days prior to the maturity date of each of (x) the 2023 Notes and (y) the 2023 Series B Notes. The Company’s ability to borrow under the Revolver is subject to a borrowing base determined based upon eligible inventory, eligible equipment, eligible real estate and eligible receivables. The Senior Credit Facilities are secured by substantially all of the Company’s assets. All of the Company’s debt is subordinated to the Senior Credit Facilities. The liens securing the Term Loans are subordinate to the liens securing the Revolver. The Senior Credit Facilities had customary financial and non-financial covenants, including affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults on other material indebtedness, as well as events of default triggered by a change of control and certain actions initiated by the FDA which were superseded by the amendments noted below. The financial covenants consisted of a minimum revenue test, a minimum adjusted EBITDA test and a maximum total net leverage ratio.

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

The Term Loans are governed by the Second Lien Credit Agreement. The Term Loans include a 24-month paid-in-kind interest option available to the Company should it choose to defer cash payments in order to maintain the liquidity needed to continue launching new products, and preparing for an FDA prior approval inspection of its new injectable manufacturing facility. The Company has elected the paid-in-kind interest option and increased the principal balance of Term Loans by $5.1 million through the period ended June 30, 2021, respectively.

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

The associated increase in interest rates is effective as of the Amendment Closing Date. The Revolver bears interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 5.5% or a rate based on the prime rate plus a margin of 4.5%, with a LIBOR floor of 1.5%. The Term Loans bear interest at a fluctuating rate of interest equal to the one, two, three or six-month LIBOR plus a margin of 13.0% or a rate based on the prime rate plus a margin of 12.0%, with a LIBOR floor of 1.5%. Interest on the Senior Credit Facilities is payable in cash quarterly in arrears (or more frequently in connection with customary LIBOR interest provisions), provided, that the Company may elect (and has covenanted to the lenders under its Senior Credit Facilities and subsequent amendments thereto) to pay interest on the Term Loans in kind through December 13, 2021 but only if the following occurs: (1) the Company receives a “warning letter close-out letter” from the Federal Drug Administration in response to corrective actions taken by the Company since receipt of the warning letter in November 2019 and (2) the Company receives a written recommendation from the Federal Drug Administration setting forth its approval decision in respect of the pre-approval inspection for commercial production on the newly installed injectable line at the Company’s New Jersey facility. If only one of those items occurs by December 13, 2020, then the Company may still elect to pay interest in kind during 2021, but only from the time the second condition has been satisfied until December 13, 2021. Thereafter, a portion of interest on the loans accruing at a rate of 4.25% per annum may continue to be paid in kind.

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

The Company was in compliance with its financial covenants as of June 30, 2021. If the Company fails to comply with its trailing twelve months revenue covenant, an event of default under the Credit Agreement would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions) may be accelerated. As such, as of June 30, 2020, the Company recorded a $5.6 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities. The Company reversed the event of default liability in the third quarter of 2020 based on the 2023 Series C Notes offering which terminates the previous revenue covenant under the Senior Credit Facilities, according to which the Company recognized a $5.6 million gain in change in the fair value of the derivative liability line on the Condensed Consolidated Statement of Operations for the year ended December 31, 2020.

After the modification, the effective interest rates, inclusive of the debt discounts and issuance costs for the Initial Term Loan and Delayed Draw Term Loan A were between 16.6% and 17.7% and for the various borrowing tranches of the Revolver, were between 9.6% and 10.9%.

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of June 30, 2021, all 538,995 Warrants remain outstanding (Note 9).

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

In connection with the transactions contemplated by the Second Lien Amendment, on July 20, 2020, the Company issued to the lenders party to the Second Lien Credit Agreement certain Warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for up to, in the aggregate, 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants are immediately exercisable upon issuance and will remain exercisable, in whole or in part, for a period of five years from the original issuance date. The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction. Fair Value of the Warrants of $0.3 million was recorded as a debt discount with credit to additional paid in capital. As the Warrants are classified in equity, they are not subject to subsequent remeasurement. As of June 30, 2021, all 134,667 Warrants remain outstanding (Note 9).

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

At June 30, 2021 and December 31, 2020, the net carrying value of the debt and the remaining unamortized debt discount and issuance costs are as follows:

Dollars in thousands	June 30, 2021	December 31, 2020
Face amount of the 2023 Series C Notes (due March 2023)	$—	$50,323
Face amount of the 2023 Series D Notes (due May 2023)	277	3,352
Face amount of the Revolver Credit Facility (due December 2022)	25,000	25,000
Face amount of the 2023 Loan (due February 2023)	86,605	102,905
Total carrying value	111,882	181,580
Less unamortized discounts and debt issuance costs	(2,480)	(21,778)
Deferred gain on the 2023 Term Loan (due February 2023)	7,083	—
Deferred gain of the 2023 Series D Notes (due May 2023)	20	2,444
Total net carrying value	$116,505	$162,246

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

The Company accounted for the put features associated with the Company's 2023 Series C Notes as a derivative under ASC 815, which was valued at $5.5 million initially and subsequently remeasured at $7.5 million as of December 31, 2020 and $10.7 million as of January 27, 2021. On January 27, 2021, the Company entered into a recapitalization and equitization transaction and the fair value of the derivative liability was reclassed to gain on debt restructuring on the Condensed Consolidated Statement of Operations.

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

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were then remeasured to fair value of $2.2 million up to the reverse stock split date and reclassified as equity with no further remeasurement required. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. As of June 30, 2021, all 538,995 Warrants remain outstanding (Note 8).

The terms and assumptions used to determine the fair value of the Warrants were as follows:

Measurement Date	4/6/2020	5/28/2020
Stock Price	$2.70	$4.03
Expected Life in Years	5.00	4.86
Annualized Volatility	77.6%	79.0%
Discount Rate- Bond Equivalent Yield	0.4%	0.3%

The following table sets forth the Company’s derivative liabilities as presented on the Condensed Consolidated Balance Sheet that were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2020 and June 30, 2021, respectively (in thousands).

	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of	Quoted Prices in Active markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
Derivative liabilities related to the Series C Convertible Notes	—	—	7,507	7,507	—	—	—	—
Derivative liabilities	—	—	$7,507	$7,507	—	—	—	—

The following table set forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2021, respectively. Any unrealized gains or losses on the derivative liabilities were recorded in the change in derivative liability line on the Company's Condensed Consolidated Statement of Operations (in thousands).

Descriptions	Balance as of 12/31/2020	(Gain) or loss recognized in earnings from Change in Fair Value	(Gain) or loss recognized on debt restructuring	Balance as of 6/30/2021
Fair value of convertible feature of Series C Convertible Notes	7,507	3,186	(10,693)	—
Change in the fair value of derivative liabilities	$7,507	$3,186	$(10,693)	$—

10. Goodwill and Intangible Assets

Goodwill

The Company assesses the recoverability of the carrying value of goodwill on a reporting unit basis on October 1 of each year, whenever events occur or changes in circumstances indicate the carrying value of goodwill may not be recoverable. There have been no events or changes in circumstances that would indicate the carrying value of goodwill may not be recoverable through June 30, 2021.

Changes in the carrying amount of goodwill during the six months ended June 30, 2021, and the year ended December 31, 2020 consisted of the following:

Dollars in thousands	Goodwill
Goodwill balance at December 31, 2019	$491
Foreign currency translation	10
Goodwill balance at December 31, 2020	$501
Foreign currency translation	17
Goodwill balance at June 30, 2021	$518

As of June 30, 2021 and December 31, 2020, there were no accumulated or annual impairment losses.

Intangible Assets

The following sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of June 30, 2021, and December 31, 2020 (in thousands).

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$26,537	$(9,174)	$17,363	9.4
Product acquisition costs	29	—	29	N/A- See description below
In process research and development ("IPR&D")	72	—	72	N/A- See description below
Customer relationships	3,749	(2,052)	1,697	4.4
Total	$30,387	$(11,226)	$19,161

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (Years)
Trademarks and Technology	$28,893	$(8,172)	$20,721	9.5
Product acquisition costs	76	—	76	N/A- See description below
In-process research and development ("IPR&D")	337	—	337	N/A- See description below
Customer relationships	3,689	(1,859)	1,830	4.9
Total	$32,995	$(10,031)	$22,964

Changes in intangibles during the three and six months ended June 30, 2021 were as follows (in thousands):

	Trademarks and Technology	Product Acquisition costs	IPR&D	Customer Relationships
Balance at March 31, 2021	$17,642	$25	$47	$1,759
Amortization	(508)	—	—	(98)
IPR&D placed in service	—	—	—	—
Loss on impairment	—	—	—	—
Foreign currency translation	229	4	25	36
Balance at June 30, 2021	$17,363	$29	$72	$1,697

	Trademarks and Technology	Product Acquisition costs	IPR&D	Customer Relationships
Balance at December 31, 2020	$20,721	$76	$337	$1,830
Amortization	(1,003)	—	—	(192)
IPR&D placed in service	—	—	—	—
Loss on impairment	—	—	—	—
Foreign currency translation	(2,355)	(47)	(265)	59
Balance at June 30, 2021	$17,363	$29	$72	$1,697

Under the provisions of ASC 360-10-55, the Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no changes to the assumptions that would suggest further impairment. The Company did not have impairment triggers during the second quarter of 2021 related to its long-lived assets.

The useful lives of the Company’s intangibles are as follows:

Intangibles Category	Amortizable Life
Product Acquisition Costs	10 years
Trademarks and Technology	15 years
Customer Relationships	10 years

IPR&D and Product Acquisition costs will be amortized over their estimated useful lives once products are commercialized.

11. Stock-Based Compensation

On May 25, 2016, the Board of Directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). On May 21, 2018, the Board of Directors adopted, and the Company’s stockholders subsequently approved, an amendment and restatement of the 2016 Plan that increased the number of shares of Common Stock available for grant under such plan to 4,000,000 shares by adding 2,000,000 shares of Common Stock (the "Amended 2016 Plan"). The 4,000,000 shares of Common Stock available for issuance pursuant to the Amended 2016 Plan was reduced to 400,000 shares when the one-for-ten Reverse Stock Split effectuated on May 28, 2020. On July 15, 2020, the Board of Directors adopted and the Company’s stockholders approved an amendment of its existing 2016 Equity Incentive Plan (the "July 2020 Amendment"). The July 2020 Amendment increases the number of shares available to be granted under the 2016 Plan from 400,000 shares to 4,400,000 shares, plus any shares of its common stock that are represented by awards granted under its 1999 Director Plan and 2009 Equity Incentive Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after May 25, 2016. Generally, shares of common stock reserved for awards under the 2016 Plan that lapse or are canceled will be added back to the share reserve available for future awards. However, shares of common stock tendered in payment for an award or shares of common stock withheld for taxes will not be available again for grant. The 2016 Plan provides that no participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year. At June 30, 2021, under this plan, 1,351,941 shares remain available for issuance pursuant to future grants.

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

Total stock-based compensation cost charged against operations for the three-month periods ended June 30, 2021, and 2020 was $0.1 million and $0.2 million, respectively. Total stock-based compensation cost charged against operations for the six-month periods ended June 30, 2021, and 2020 was $0.2 million and $0.7 million, respectively.

The following table summarizes the components of share-based compensation expense in the Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Cost of goods sold	$25	$12	$45	$35
Selling, general and administrative	110	151	158	615
Research and development	5	4	7	8
Total non-cash compensation expense related to share-based compensation included in operating expense	$140	$167	$210	$658

Stock Options

The Company did not issue any shares of common stock upon the exercise of stock options for the three and six-month periods ended June 30, 2021, and 2020. For the three-month periods ended June 30, 2021, and 2020, approximately $0.1 million and $0.2 million, respectively, of stock option compensation expense was charged against operations. For the six-month periods ended June 30, 2021, and 2020, approximately $0.1 million and $0.6 million, respectively, of stock option compensation expense was charged against operations. As of June 30, 2021, there was $1.7 million of unrecognized compensation cost, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.55 years.

Stock options that contain performance conditions

During the six months ended June 30, 2021, a total of 1,754,120 stock-options were granted to officers, other employees and directors under the 2016 Plan. The stock options are eligible to vest on the fourth anniversary of the grant date based on the continued employment of the recipient and if certain performance requirements have been achieved. The Company did not record any compensation expense during the quarter ended June 30, 2021 for these performance-based stock options since it is not probable that the performance conditions or criteria will be met.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities and risk-free interest rates are based upon the expected life of the grant.

Six Months Ended June 30,
Assumptions	2021	2020
Expected dividends	—	—
Risk-free rate	0.19% - 0.22%	0.85% - 1.60%
Expected volatility	165.43% - 166.02%	78.56% - 79.58%
Expected term (in years)	3.20 - 3.30	3.20 - 3.30

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

A summary of option activity under the 1999 Director Stock Option Plan, 2009 Equity Incentive Plan, and the 2016 Equity Incentive Plan as of June 30, 2021 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2021	507,295	$18.31
Granted	1,994,120	0.82
Exercised	—	—
Forfeited	(9,562)	13.41
Expired	(34,560)	28.41
Outstanding as of June 30, 2021	2,457,293	$4.42

Exercisable as of June 30, 2021	236,838	$30.69

The following tables summarize information regarding options outstanding and exercisable at June 30, 2021:

Outstanding:

	Stock Options	Weighted Average	Weighted Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$0.00 - $7.80	2,285,167	$1.15	9.58
$7.81 - $15.00	49,941	10.27	6.00
$15.10 - $55.00	58,020	26.49	6.57
$55.10 - $106.70	64,165	79.24	4.54
Total	2,457,293	$3.98	9.31

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.00 - $7.80	76,479	$4.40
$7.81 - $15.00	48,035	10.32
$15.10 - $55.00	48,159	28.07
$55.10 - $106.70	64,165	79.24
Total	236,838	$30.69

As of June 30, 2021, the intrinsic value of the options outstanding was zero.

Restricted Stock and RSUs

During the three-month and six-month periods ended June 30, 2021, the Company issued 247,573 and 1,627,038 shares of restricted stock and RSU's amounting to $0.1 million and $1.3 million in total aggregate fair market value. For the three-month periods ended June 30, 2021 and 2020, approximately $0.1 million and $10 thousand, respectively, of deferred restricted stock and RSU compensation cost was charged against operations. For the six-month periods ended June 30, 2021 and 2020, approximately $0.1 million and $0.1 million, respectively, of deferred restricted stock and RSU compensation cost was charged against operations. At June 30, 2021, 1,587,013 shares remained unvested and there was approximately $1.2 million of total unrecognized compensation cost related to restricted stock and RSUs, all of which will be recognized through March 2025.

The following table summarizes the activity related to the Company's restricted stock and RSUs for the six months ended June 30, 2021.

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2021	23,686	$2.59
Changes during the period:
Shares granted	1,627,038	0.78
Shares vested	(181)	35.30
Shares forfeited	(63,530)	0.82
Non-vested balance at June 30, 2021	1,587,013	$0.80

12. Income Taxes

The Company's income tax benefit was $3 thousand and $21 thousand for the three months ended June 30, 2021 and 2020, respectively, with effective tax rates of 0.02% and 0.15%, respectively. The Company's income tax expense was $27 thousand and $31 thousand for the six months ended June 30, 2021 and 2020, with effective tax rates of (0.25)% and (0.08)%, respectively.

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

At December 31, 2020, the Company’s U.S. federal net operating loss carryforwards totaled $10.7 million and interest expense limitation carryforwards of $11.8 million, which include $22.0 million having no expiration. The Company’s ability to use these carry forwards is subject to limitation in future periods under certain provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which limit the utilization of net operating losses upon a more than 50% change in ownership of the Company’s stock. The Company examined the application of Section 382 with respect to an ownership change that took place during 2010, as well as the limitation on the application of net operating loss carry forwards. The Company has determined that additional ownership changes occurred on August 19, 2020, October 31, 2020 and December 31, 2020. The Company has determined that the lowest limitation related to the dates of change limits the Company’s usage of net operating losses, other carry forwards and credits as of the change in ownership date to an annual amount of $28 thousand. The Company’s net loss carryforwards may be further limited in the future if additional ownership changes occur.

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

13. Accrued Expenses

Accrued expenses represent various obligations of the Company including certain operating expenses and taxes payable.

Accrued expenses at June 30, 2021 and December 31, 2020, consisted of the following:

Dollars in thousands	June 30, 2021	December 31, 2020
Payroll	$1,557	$2,872
Professional Fees	1,781	1,363
Medicaid and Medicare Rebates	1,455	1,616
Inventory and Supplies	111	3,055
Customer Rebates	813	1,412
Wholesaler Fees	390	477
Royalties	267	302
Interest Expense	210	2,898
Other	980	718
	$7,564	14,713

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

In addition, on June 3, 2020, a putative class action lawsuit was filed in the Federal Court of Canada against the Company and its Canadian subsidiary, Teligent Canada, along with over fifty other pharmaceutical defendant companies. The Canadian lawsuit alleges that the generic drug manufacturer defendants conspired to allocate the Canadian market and customers, fix prices and maintain the supply of generic drugs in Canada to artificially maintain market share and higher generic drug prices in violation of Canada’s Competition Act. In terms of the Company and Teligent Canada, without limiting the general allegation of a general conspiracy over the generic drug market, the lawsuit specifically asserts allegations in relation to econzaole dating back to September 2013 and continuing to the present. The representative individual plaintiff seeks to represent a class comprised of all persons and entities in Canada who, from January 1, 2012 to the present, purchased generic drugs in the private sector (i.e., purchases made by individuals out-of-pocket and by individuals and businesses through private drug plans). The plaintiff is alleging aggregate damages of CDN$2.75 billion for harm caused to class members being charged increased prices as a result of the alleged conspiracy. The Canadian lawsuit is at a very early stage and the Company is unable to form a judgment at this time as to whether an unfavorable outcome is probable or remote or to provide an estimate of the amount or range of potential loss. The Company believes this lawsuit is without merit and it intends to vigorously defend against the claim.

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

On July 15, 2020, a derivative complaint was filed by George Gonzalez, purportedly a shareholder of the Company, against certain past and current officers and directors of the Company in the U.S. District Court, Southern District of New York, naming the Company as nominal Defendant (the “Federal Derivative Suit”). On May 24, 2021 a similar derivative complaint was filed by Gary Buchanan, purportedly a shareholder of the Company, against certain past and current officers and directors of the Company in the Delaware Court of Chancery (the “State Derivative Suit”). The Federal Derivative Suit asserts a breach of fiduciary duty claim against the board members and a contribution claim against a former officer for allegedly participating in the alleged misstatements underlying the securities litigation discussed above. The State Derivative Suit asserts breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims against the individual defendants for allegedly participating in the alleged misstatements underlying the securities litigation discussed above.

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

On November 12, 2020, the Mayor and City Council of Baltimore filed a lawsuit in the Circuit Court of Maryland for Baltimore City against various brand drug manufacturers, generic drug manufacturers, and stores that manufactured, designed, distributed, supplied, marketed, promoted, advertised, and/or sold ranitidine and/or Zantac® to Baltimore, MD residents. The lawsuit was transferred to MDL No. 2924, In Re Zantac (Ranitidine) Products Liability Litigation in the United States of Florida on February 1, 2021. On April 1, 2021, the lawsuit was remanded back the Circuit Court of Maryland. The lawsuit alleged that these products contain unsafe levels on N-Nitrosodimethylamine (NDMA), a known carcinogen. It further alleged that Defendants withheld the known dangers of the products and/or knew or should have known of various studies demonstrating that Zantac®/ranitidine products posed serious health risks. On June 23, 2021, the Mayor and the City Council of Baltimore filed its First Amended Complaint and abandoned all claims against the Company.

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

Company Overview

Strategic Overview

Teligent, Inc. (the “Company”) is a generic pharmaceutical company. All references to "Teligent," the "Company," "we," "us," and "our" refer to Teligent, Inc. and its subsidiaries. To date, our platform for growth has been centered around the development, manufacturing and marketing of a portfolio of generic pharmaceutical products under our own label and private labeled for other pharmaceutical companies in topical and injectable dosage forms. We believe that expanding our development and commercial base beyond topical generics, historically the cornerstone of our expertise, to include injectable generics, will leverage our existing expertise and capabilities, and broaden our platform for more diversified strategic growth.

We currently market and sell generic topical and generic and branded injectable pharmaceutical products in the United States and Canada. In the United States, we market 37 generic topical pharmaceutical products and 1 branded injectable pharmaceutical product. We have FDA approvals for a total of 39 topical generic products of which 3 products are currently discontinued, and we have 7 Abbreviated New Drug Applications ("ANDAs") on topical products and 3 New Drug Application ("NDA") Prior Approval Supplements ("PASs") for sterile injectable products submitted to the FDA that are awaiting approval. As a result of our remediation of certain issues identified in the FDA Warning Letter issued in November 2019 (discussed further below), we have paused the marketing and sale of 5 of our products, with tentative plans to return them to the market sometime in second quarter of 2022. Furthermore, in reaction to changing market forces, the Company is examining the potential discontinuance of an additional 5 products over the next 12-24 months.

In Canada we market 24 generic injectable, 1 generic topical, and 3 generic ophthalmic products approved by Health Canada. We have 1 Abbreviated New Drug Submission (“ANDS”) pending at Health Canada.

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

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TLGT.” Our principal executive office, laboratories and manufacturing facilities are located at 105 Lincoln Avenue, Buena, New Jersey. We have additional offices located in Iselin, New Jersey, and Mississauga, Canada. In late 2020, we decided to reposition the research and development operation mainly performed at our Tallinn, Estonia office to our US manufacturing site at Buena, New Jersey, and consequently we have divested our limited assets in Estonia and are in the process of formally dissolving our Estonia operations.

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

For the three months ended June 30, 2021, we had sales to two customers, which individually accounted for 10% or more of our total revenue. Total sales to these customers represented 34% and 11% of total revenues. For the three months ended June 30, 2020, we had sales to one customer, which individually accounted for 10% or more of our total revenue. Total sales to this customer represented 27% of total revenues. For the six months ended June 30, 2021, we had one customer accounted for 33% of our total revenue. For the six months ended June 30, 2020, two of the Company's customers accounted for 30% of the Company's revenue, consisting of 19% and 11%, respectively. Accounts receivable related to the Company’s major customers comprised 46% of all accounts receivable as of June 30, 2021 and 45% as of June 30, 2020, respectively. The loss of one or more of these major customers could have a significant impact on our revenues and harm our business and results of operations.

Our customers in the contract manufacturing business generally consist of pharmaceutical companies, as well as cosmetic and OTC product marketers, who require product development/manufacturing support. For the three months ended June 30, 2021, approximately 63% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 31% of total contract manufacturing revenue for the three months ended June 30, 2020. For the six months ended June 30, 2021, approximately 75% of our contract manufacturing revenue was derived from pharmaceutical projects, as compared to 34% of total contract manufacturing revenue for the six months ended June 30, 2020. None of our contract manufacturing services customers represented greater than 10% of total revenue for the three and six months ended June 30, 2021 and 2020, respectively.

FDA Warning Letter and Quality Issues

The Company received a warning letter from the FDA in November 2019 arising from an inspection of its Buena, New Jersey manufacturing facility, as well as an additional comment letter from the FDA in August 2020 (the “FDA Warning Letter”). As part of our efforts to remediate the issues identified in the FDA Warning Letter and to strengthen our quality systems, we undertook a comprehensive review of all of our products. This review was completed in December 2020. While the review did not identify material issues with many of our products, it identified certain issues of non-conformance with respect to certain products which have resulted in recalls and halting the production of certain products, that we are actively reviewing and remediating. We have experienced and may continue to experience, among other matters, product recalls, long-term production pauses, short-term clear path to market production pauses, and continued production with minor process corrections. The Company has also provided the FDA with a series of detailed submissions outlining additional changes in its quality practices, submitting additional documentation to support previous and ongoing independent assessments and remediation actions, providing updates to the Company’s organizational structure, and providing all further detail in regard to ongoing remediation projects (including comprehensive product quality assessments) to ensure all of our products are safe, effective and compliant. The Company is continuing to work diligently to remediate all issues cited by the FDA and those resulting from its comprehensive quality review, and has continued to have active communications with the FDA regarding its progress.

As stated at the end of the first quarter of 2021, the Company was of the belief that it had made substantial progress in remediating the issues identified in the FDA Warning Letter and in subsequent internal reviews and that it would, based on its assessment of these remediation efforts, be ready to inform the FDA of its inspection readiness during the third quarter of 2021. However, prior to the Company so informing the FDA, it was informed that the FDA would commence a periodic Current Good Manufacturing Practices (“CGMP”) inspection and reinspection to follow-up on FDA Warning Letter remediation actions in mid-July. This inspection and reinspection is still on-going as of this time and we cannot predict at this time when it will be completed, when the results of the inspection will be made available to us, what those results may be, and how those results may impact the restrictions imposed on the Company by the FDA Warning Letter. We will have no further comment on this matter until such time as the results of the FDA’s inspection and reinspection are formally made available to us and we have had the ample opportunity to review and analyze the same with our consultants and advisors.

We believe the foregoing disruptions with respect to certain of our products, the diversion of resources to remediate the product quality issues, and the uncertainty as to the results of the FDA’s on-going inspection and reinspection and whether and when this may or may not result in the removal or abating of the restrictions imposed on the Company by the FDA Warning Letter will continue to have a negative impact on our business, financial position, results of operations and cash flows during 2021, including reducing our revenue, negatively impacting operating/(loss), and possibly resulting in impairment and other charges. Further, we anticipate that the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility will continue to be delayed until such time as the FDA Warning Letter is fully addressed. The continued failure to address the issues identified by the FDA in its warning letter and those subsequently identified by us in our comprehensive product quality review as well as the continued delay in obtaining the FDA’s pre-approval inspection for commercial production on the newly installed injectable line at the Buena, NJ facility will have a negative impact on our business, financial position, results of operations and cash flows.

COVID-19 Pandemic Update:

As a pharmaceutical manufacturing facility, we are considered “essential” under applicable directives from the state of New Jersey. During the COVID-19 Public Health Emergency and State of Emergency we maintained our manufacturing operations and monitored conditions in order to maintain a safe workplace for our employees. Among other preventative measures, during the height of the pandemic we directed all employees that could perform their function remotely to work from home in accordance with applicable guidelines, implemented social distancing measures on-site at our manufacturing facility and associated administrative office spaces, provided daily personal protective equipment to our onsite employees upon their arrival to the site and implemented temperature monitoring services at our newly established single point of entrance. We have also implemented a more frequent sanitization process of the facility. As the Public Health Emergency, State of Emergency and restrictions have abated, we have now implemented a ‘return to office’ protocol for all our locations under which we will maintain social distanced workspace and continue to sanitize our facilities.

During the pandemic, we re-aligned our manufacturing-related resources with downward adjustments made to our production schedule, and in order to preserve cash, we initiated a reduction in force at our Buena, NJ manufacturing facility effective June 19, 2020. In connection with the reduction, we terminated 53 employees, furloughed another 15 employees and eliminated the 2nd shift packaging operation. Many of the furloughed employees have now been recalled.

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

Product Approvals

There were no approvals announced in 2021 to date.

Results of Operations

Results of Operations for the Three-Months Ended June 30, 2021, and June 30, 2020

For the three months ended June 30, 2021 (the "Current Period"), our Net loss attributable to common stockholders reflected a net loss of $12.9 million, or $0.14 per share, compared to a net loss of $14.3 million, or $2.56 per share, for the three months ended June 30, 2020 (the "Prior Period").

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Three Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%
Net loss attributable to common stockholders	$(12,866)	$(14,332)	$(1,466)	(10)%
Basic and diluted loss per share	$(0.14)	$(2.56)	$(2.42)	(95)%

Net loss attributable to common stockholders decreased by $1.5 million, or 10%, to $12.9 million for the Current Period, from $14.3 million for the Prior Period. The decrease was primarily due to a decrease in interest and other expenses of $4.5 million and a $4.6 million decrease in change in the fair value of derivative liabilities. In addition, our operating loss has increased by $6.3 million from period-to-period as a result of lower net product revenues and higher overall costs and expenses discussed below.

Revenues:

	Three Months Ended June 30,		Increase/(Decrease)
Dollars in thousands	2021	2020	$	%
Components of Revenue:
Product sales, net	$10,429	$13,335	$(2,906)	(22)%
Research and development services and other income	4	251	(247)	(98)%
Total Revenues	$10,433	$13,586	$(3,153)	(23)%

Total revenues decreased by $3.2 million, or 23%, to $10.4 million for the three-months ended June 30, 2021 from $13.6 million in Prior Period. The decrease was driven primarily by lost contract volume and continued product price erosion due to generic competition.

Costs and Expenses:

	Three Months Ended June 30,		Increase/(Decrease)
Dollars in thousands	2021	2020	$	%
Cost of revenues	$13,136	$11,084	$2,052	19%
Selling, general and administrative expenses	5,735	4,989	746	15%
Product development and research expenses	2,227	1,880	347	18%
Totals costs and expenditures	$21,098	$17,953	$3,145	18%

Cost of revenues increased $2.1 million, or 19%, to $13.1 million for the Current Period, from $11.1 million for the Prior Period mainly attributable to the cost of inventory reserves including short-dated and expired material as well as ongoing costs of remediation and period expenses combined with lower absorption.

Selling, general and administrative expenses increased $0.7 million, or 15%, to $5.7 million for the Current Period, from $5.0 million for the Prior Period. The increase was primarily due to higher professional fees resulting from our debt restructuring, offset slightly by a decrease in personnel related costs.

Product development and research expenses increased $0.3 million, or 18%, to $2.2 million for the Current Period, from $1.9 million for the Prior Period. The increase was primarily due to API related expenses offset by decreases in personnel costs, outside testing and pilot batch expenses.

Other (expense) income, net:

	Three Months Ended June 30,
Dollars in thousands	2021	2020
Interest and other expense, net	$(2,989)	$(7,520)
Foreign currency exchange gain	785	2,125
Change in the fair value of derivative liabilities	—	(4,591)
Other expense, net	$(2,204)	$(9,986)

Interest and other expense decreased $4.5 million, or 60%, to $3.0 million for the Current Period, from $7.5 million in the Prior Period related to the reduction in total debt from the January 2021 Debt Exchange Transactions.

The foreign exchange gain of $0.8 million for the Current Period was mainly related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The change in the fair value of derivative liabilities was zero for the Current Period. The change in the fair value of derivative liabilities of $4.6 million for the Prior Period was related to a $3.5 million loss on the Series B Notes, a $0.3 million loss on the Senior Credit Facilities and a $0.8 million loss on the Warrants.

Results of Operations for the Six-Months Ended June 30, 2021, and June 30, 2020

For the six months ended June 30, 2021 ("the Current Year"), our Net loss attributable to common stockholders reflected a net loss of $10.7 million, or $0.14 per share, compared to a net loss of $41.2 million, or $7.50 per share, for the six months ended June 30, 2020 (the "Prior Year").

Net loss attributable to common stockholders (in thousands, except per share numbers):

	Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%
Net loss attributable to common stockholders	$(10,713)	$(41,168)	$(30,455)	(74)%
Basic and diluted loss per share	$(0.14)	(7.50)	$(7.36)	(98)%

Net loss attributable to common stockholders decreased $30.5 million, or 74%, to $10.7 million for the Current Year, from $41.2 million for the Prior Year. The decrease was primarily due to the debt restructuring gain of $22.4 million recorded in the current year, a decrease in interest and other expenses of $6.3 million and a $2.7 million decrease in change in the fair value of derivative liabilities. In addition, our operating loss decreased by $2.8 million from year-to-year as a result of higher net product revenues and lower overall costs and expenses discussed below.

Revenues:

	Six months ended June 30,		Increase/(Decrease)
Dollars in thousands	2021	2020	$	%
Components of Revenue:
Product sales, net	$21,842	$20,671	$1,171	6%
Research and development services and other income	179	362	(183)	(51)%
Total Revenues	$22,021	$21,033	$988	5%

Total revenues increased by $1.0 million, or 5%, to $22.0 million for the Current Year, from $21.0 million for the Prior Year, primarily driven by increased net product revenues from injectables, partially offset by a decrease in topical net product revenues as a result of lost contract volume and continued product price erosion due to generic competition.

Costs and Expenses:

	Six Months Ended June 30,		Increase/(Decrease)
Dollars in thousands	2021	2020	$	%
Cost of revenues	$25,935	$19,694	$6,241	32%
Selling, general and administrative expenses	12,007	11,706	301	3%
Impairment charge	24	8,373	(8,349)	(100)%
Product development and research expenses	3,690	3,680	10	—%
Totals costs and expenditures	$41,656	$43,453	$(1,797)	(4)%

Cost of revenues increased $6.2 million, or 32% to $25.9 million for the Current Year, from $19.7 million in the Prior Year. The increase was attributable to the cost of inventory reserves including short-dated and expired material as well as ongoing costs of remediation and period expenses combined with lower absorption.

An $8.4 million impairment charge was recorded in the Prior Year related to trademark and technology of $4.9 million and product acquisition costs of $3.5 million.

Other income (expense), net:

	Six Months Ended June 30,
Dollars in thousands	2021	2020
Interest and other expense, net	$(7,108)	$(13,396)
Foreign currency exchange (loss) gain	(1,307)	528
Gain on debt restructuring	22,439	—
Inducement loss	(1,889)	—
Change in the fair value of derivative liabilities	(3,186)	(5,849)
Other income (expense), net	$8,949	$(18,717)

Interest and other expense decreased $6.3 million, or 47%, to $7.1 million for the Current Year, from $13.4 million in the Prior Year. The decrease is related to the reduction in total debt from the Prior Year as a result of our debt restructuring efforts in the Current Year.

Foreign exchange loss of $1.3 million in the Current Year was related to the foreign currency translation of our intercompany loans denominated in U.S. dollars to our foreign subsidiaries to be repaid in November 2022. Depending on the changes in foreign currency exchange rates, we will continue to record a non-cash gain or loss on translation for the remaining term of these loans.

The gain on debt restructuring and inducement loss of $20.6 million in the Current Year is due to the extinguishment of Series C Convertible in the amount of $17.5 million as well as the conversion of Series D Convertible Notes in the amount of $3.5 million offset by the issuance costs related to the January 2021 Debt Exchange Transactions.

The change in the fair value of derivative liabilities of $3.2 million in the Current Year was related to the Senior C Notes up to the January 2021 Debt Exchange Transactions. The change in the fair value of derivative liabilities in the Prior Year of $5.8 million included a $5.6 million loss on the derivative liability pertaining to our Senior Credit Facility, a $0.8 million loss on the Warrants partially offset by a $0.5 million gain on the 2023 Series B Notes.

Liquidity and Capital Resources

The Company has incurred significant losses and generated negative cash flows from operations in recent years and expects to continue to incur losses and generate negative cash flow for the foreseeable future. As a result, we had an accumulated deficit of $254.2 million, total principal amount of outstanding borrowings of $111.9 million, and limited capital resources to fund ongoing operations at June 30, 2021. These capital resources were comprised of cash and equivalents of $22.6 million at June 30, 2021 (a reduction from $27.5 million at March 31, 2021) and the generation of cash inflows from working capital. The Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure. However, the Company cannot provide assurances that additional capital will be available when needed or that any strategic alternatives or restructuring pursued will be on acceptable terms.

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

In January 2021, the Company issued 29,862,641Common Shares in exchange for Series C Notes. See Note 8.

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

In connection with the Term Loan Amendments dated April 6, 2020, the Company issued to the Term Loan lenders certain Warrants to purchase up to, in the aggregate, 538,995 of post reverse stock split shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrants initially were recorded at fair value upon issuance and classified as a liability as the Company did not have sufficient authorized unissued shares for the Warrants’ exercise. The Warrants were remeasured to fair value up to the reverse stock split date, with any fair value adjustments recognized in the condensed consolidated statements of operations. The Warrants were reclassified as equity at their fair value upon the reverse stock split date and will not be remeasured subsequently. The estimated fair value of the Warrants on the date of issuance of $1.4 million was recorded as a debt discount. The Warrants had a fair value of $2.2 million as of the reverse stock split date which was reclassified to equity. The Warrants are exercisable at any time after the reverse stock split which occurred on May 28, 2020 and will remain exercisable, in whole or in part, for a period of 5 years from the issuance date. As of June 30, 2021, all 538,995 Warrants remain outstanding (Note 9).

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

In connection with the transactions contemplated by the July 2020 Second Lien Amendment, the Company issued to the lenders party to the Second Lien Credit Agreement certain Warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for up to, in the aggregate, 134,667 shares of the Company’s common stock at an exercise price of $0.01 per share of common stock. The Warrants are immediately exercisable upon issuance and will remain exercisable, in whole or in part, for a period of five years from the original issuance date. The number of shares issuable upon the exercise of the Warrants is subject to customary adjustments upon the occurrence of certain events, including (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in shares of the Company’s common stock, (ii) a subdivision, capital reorganization or reclassification of the Company’s common stock or (iii) a merger, sale or other change of control transaction. As of June 30, 2021, all 134,667 Warrants remain outstanding.

The Company was in compliance with its financial covenants as of June 30, 2021. However, the Company is at risk of failing the trailing twelve month Adjusted EBITDA covenant for the first quarter of 2022. If the Company fails to comply with its trailing twelve months revenue covenant, events of default under the First Lien Credit Agreement and the Second Lien Credit Agreement would be triggered and its obligations under the Senior Credit Facilities or other agreements (including as a result of cross-default provisions of the indentures relating to the Series C Notes and Series D Notes) may be accelerated. As such, the Company recorded a $5.6 million derivative liability associated with certain mandatory prepayment penalties and the recognition of future interest payments in the anticipation of a potential future default on its Senior Credit Facilities. The Company reversed the event of default liability of in the third quarter of 2020 based on the Series C Notes offering which terminates the previous revenue covenant under the Senior Credit Facilities, according to which the Company recognized a $5.6 million gain in change in the fair value of the derivative liability line on the Condensed Consolidated Statement of Operations for the year ended December 31, 2020. (Note 8)

Government Grant Advance

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

Nasdaq Delisting Notice

On April 9, 2021, the Company received a notice (the “Notice”) from The Nasdaq Stock Market informing the Company that for the prior 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no immediate effect on the Company’s Nasdaq listing or trading of the Company’s common stock. The Company has 180 calendar days, or until October 6, 2021, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by October 6, 2021, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

The negative financial conditions described above raise substantial doubt about our ability to continue as a going concern as of June 30, 2021. To that end, and as described above, the Company is not currently generating revenues from operations that are sufficient to cover its operating expenses, and its available capital resources are not sufficient for it to continue to meet its obligations as they become due. As a result, the Company has engaged financial, strategic and legal advisors to assist it in, among other things, analyzing all available strategic alternatives to address its liquidity and capital structure. As part of these activities we are continuing to diligently pursue with our financial and strategic advisors critical assessments of our asset base, operational and strategic strengths and how we can best leverage them moving forward, as well as potential transactions which could result in potential increased liquidity. However, the outcome of these activities is uncertain at this time and there can be no assurance that we will be able to identify any appropriate transaction or strategy, or consummate any such potential transaction or strategic shift which may be identified on terms that are acceptable to us, if at all. Thus, the Company cannot provide assurances that additional liquidity and capital will be available when needed or that any strategic alternatives or restructuring pursued will be available on acceptable terms. If such additional liquidity or capital is not available and the Company is unable to successfully pursue strategic alternatives or a restructuring, it may be forced to pursue a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and/or cease its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our cash flows from operating, investing and financing activities, as reflected in the condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended June 30,
Dollars in thousands	2021	2020
Net cash provided by (used in)
Operating Activities	$(17,415)	$(11,143)
Investing Activities	$(229)	$(2,369)
Financing Activities	$34,392	$3,371

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $17.4 million primarily due to our net loss of $10.7 million mainly driven by cash used to support our operating activities and the net gain on debt restructuring and inducement loss of $20.6 million due to the extinguishment of our Series C Convertible Notes as well as the conversion of our Series D Convertible Notes. This was partially offset by non-cash charges, including the $3.2 million change in fair value of our derivative liabilities, in addition to non-cash interest of $6.2 million, amortization of $1.2 million and inventory provisions of $0.8 million.

Investing Activities

Our investing activities used $229 thousand of cash and equivalents during the six months ended June 30, 2021, compared to $2.4 million used during the six months ended June 30, 2020, which was used for the continued facility expansion in Buena, NJ.

Financing Activities

During the six months ended June 30, 2021, our financing activities provided $34.4 million of cash and cash equivalents, which included $36.9 million of proceeds from the ATM. During the six months ended June 30, 2020 we received $3.4 million of proceeds from the U.S. Small Business Administration Paycheck Protection Program.

Our capital resources were comprised of cash and cash equivalents of $22.6 million and $5.9 million as of June 30, 2021 and December 31, 2020 respectively. We had working capital of $38.9 million and $21.2 million at June 30, 2021 and December 31, 2020, respectively.

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

Our current amended and restated certificate of incorporation authorizes 100,000,000 shares of common stock for issuance. As of the date of this Form 10-Q filing, we have 92,817,493 shares of common stock issued and outstanding. In addition, after giving effect to the January 2021 Debt Exchange Transactions, there are approximately 85,412 shares of Series D Preferred Stock outstanding, which are convertible into, in the aggregate, 17,082,285 shares of our common stock as of the date of this 10-Q filing. As a result, there are presently an insufficient number of shares authorized and available for issuance under our amended and restated certificate of incorporation to effect the conversion of all outstanding shares of Series D Preferred Stock into common stock pursuant to the terms of such Series D Preferred Stock. Pursuant to the terms of the Exchange Agreement, we are required to seek the requisite approval of our stockholders to an amendment to our amended and restated certificate of incorporation to allow for the conversion in full of all shares of Series D Preferred Stock into shares of our common stock (either by an increase in the number of authorized shares of our common stock, the effectuation of a reverse stock split, or otherwise) (the “Stockholder Approval”). The Exchange Agreement provides that, if we are unable to obtain the Stockholder Approval on or before July 1, 2021, we will issue to each holder of Series D Preferred Stock, on a quarterly basis, additional shares of Series D Preferred Stock equal to 2.5% of the number of shares of Series D Preferred Stock originally issued to such holder until the Stockholder Approval is obtained (with a prorated amount of Series D Preferred Stock to be issued in the event the Stockholder Approval is obtained during any such calendar quarter).

The Company convened and adjourned a special meeting of stockholders on June 18, 2021, and further adjourned such special meeting on June 30, 2020 due to a lack of quorum. On July 21, 2021, the Company held its adjourned annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the holders of 53,944,510 shares of the Company’s common stock were present in person or represented by proxy, which represented 58.12% of the total shares of outstanding common stock entitled to vote as of the record date of May 17, 2021. The proposal to amend the Amended and Restated Certification of Incorporation of the Company to effect a reverse stock split necessary to allow for the full conversion of the Series D Preferred Stock did not pass as, despite a majority of those shares actually voting supporting the passage of the proposal, it did not receive the affirmative vote of the holders of a majority of the issued and outstanding voting power of all common stock entitled to vote. As a result the Company has issued the first tranche of additional Series D Preferred Stock and is examining its alternatives in regard to a Special Meeting of stockholders to consider a revised proposal for Stockholder Approval.

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

Amendments to First Lien Credit Agreement and Second Lien Credit Agreement

Also in connection with the January 2021 Debt Exchange Transactions, we entered into (i) Amendment No. 4 to First Lien Revolving Credit Agreement (the “First Lien Amendment”), amending the First Lien Credit Agreement, dated December 13, 2018, by and among the Company, certain of its subsidiaries, the lenders from time to time party thereto, and ACF Finco I LP as Administrative Agent (as amended by the First Lien Amendment, the “First Lien Credit Agreement”), and (ii) Amendment No. 6 to Second Lien Credit Agreement (the “Second Lien Amendment”), pursuant to which all identified defaults and events of default thereunder were waived and certain amendments were made to the First Lien Credit Agreement and Second Lien Credit Agreement, respectively, including those described below. The First Lien Credit Agreement and Second Lien Credit Agreement are referred to herein as the “Senior Credit Agreements”, and such indebtedness outstanding under the Senior Credit Agreements is referred to herein as the “Senior Credit Facilities”.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, our principal debt obligations consisted of our Series D Notes, our Senior Credit Facilities, and our new ARES Deferred Draw Term Loan (DDTL).

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments. As of June 30, 2021, based on level 2 inputs, the fair value of our Series D Notes was approximately $0.1 million compared to their carrying value of $0.3 million.

For a description of the fair value hierarchy and the Company's fair value methodologies, see Note 2 "Summary of Significant Accounting Policies."

As of June 30, 2021, the majority of our cash and cash equivalents were invested in overnight instruments, the interest rates of which may change daily. Accordingly, these overnight investments are subject to market risk.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended June 30, 2021, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). As a result of this evaluation, our CEO and CFO concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2020 were still present as of June 30, 2021 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Comprehensive Income(Loss); (v) the Condensed Consolidated Statement of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
June 30, 2021

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Teligent, Inc.

Date: August 16, 2021	By:	/s/ Timothy B. Sawyer
Timothy B. Sawyer
President and Chief Executive Officer

Date: August 16, 2021	By:	/s/ Ernest De Paolantonio
Ernest De Paolantonio
Chief Financial Officer